Form 10-Q
period 2018-03-31
BERKSHIRE HATHAWAY ENERGY CO; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; SIERRA PACIFIC POWER CO; PACIFICORP /OR/
filed 2018-05-07
CIK 1081316, 928576, 1098296, 71180, 90144, 75594

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 30, 2018, 77,025,044 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of April 30, 2018, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2018.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2018, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2018, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of April 30, 2018, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	28
PacifiCorp and its subsidiaries	63
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	97
Nevada Power Company and its subsidiaries	120
Sierra Pacific Power Company and its subsidiaries	139

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2018, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows, for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 7, 2018

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,644	$935
Restricted cash and cash equivalents	212	327
Trade receivables, net	1,772	2,014
Income taxes receivable	458	334
Inventories	864	888
Mortgage loans held for sale	440	465
Other current assets	963	815
Total current assets	6,353	5,778

Property, plant and equipment, net	66,054	65,871
Goodwill	9,665	9,678
Regulatory assets	2,812	2,761
Investments and restricted cash and cash equivalents and investments	4,796	4,872
Other assets	1,232	1,248

Total assets	$90,912	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,089	$1,519
Accrued interest	507	488
Accrued property, income and other taxes	446	354
Accrued employee expenses	319	274
Short-term debt	2,608	4,488
Current portion of long-term debt	4,314	3,431
Other current liabilities	1,209	1,049
Total current liabilities	10,492	11,603

BHE senior debt	7,627	5,452
BHE junior subordinated debentures	100	100
Subsidiary debt	25,457	26,210
Regulatory liabilities	7,368	7,309
Deferred income taxes	8,086	8,242
Other long-term liabilities	2,988	2,984
Total liabilities	62,118	61,900

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,363	6,368
Retained earnings	23,719	22,206
Accumulated other comprehensive loss, net	(1,415)	(398)
Total BHE shareholders' equity	28,667	28,176
Noncontrolling interests	127	132
Total equity	28,794	28,308

Total liabilities and equity	$90,912	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Energy	$3,679	$3,581
Real estate	761	585
Total operating revenue	4,440	4,166

Operating costs and expenses:
Energy:
Cost of sales	1,168	1,119
Operating expense	928	887
Depreciation and amortization	704	610
Real estate	769	583
Total operating costs and expenses	3,569	3,199

Operating income	871	967

Other income (expense):
Interest expense	(466)	(458)
Capitalized interest	12	10
Allowance for equity funds	21	17
Interest and dividend income	26	26
Realized and unrealized (loss) gain on marketable securities, net	(209)	3
Other, net	30	26
Total other income (expense)	(586)	(376)

Income before income tax (benefit) expense and equity income	285	591
Income tax (benefit) expense	(221)	52
Equity income	12	24
Net income	518	563
Net income attributable to noncontrolling interests	5	7
Net income attributable to BHE shareholders	$513	$556

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017

Net income	$518	$563

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(4) and $(1)	(3)	5
Foreign currency translation adjustment	73	87
Unrealized gains on marketable securities, net of tax of $- and $18	—	38
Unrealized losses on cash flow hedges, net of tax of $(1) and $(2)	(2)	(4)
Total other comprehensive income, net of tax	68	126

Comprehensive income	586	689
Comprehensive income attributable to noncontrolling interests	5	7
Comprehensive income attributable to BHE shareholders	$581	$682

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Common		Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2016	77	$—	$6,390	$19,448	$(1,511)	$136	$24,463
Net income	—	—	—	556	—	4	560
Other comprehensive loss	—	—	—	—	126	—	126
Distributions	—	—	—	—	—	(7)	(7)
Common stock purchases	—	—	(1)	(18)	—	—	(19)
Other equity transactions	—	—	(8)	—	—	(3)	(11)
Balance, March 31, 2017	77	$—	$6,381	$19,986	$(1,385)	$130	$25,112

Balance, December 31, 2017	77	$—	$6,368	$22,206	$(398)	$132	$28,308
Net income	—	—	—	513	—	4	517
Other comprehensive income	—	—	—	—	68	—	68
Adoption of ASU 2016-01	—	—	—	1,085	(1,085)	—	—
Distributions	—	—	—	—	—	(9)	(9)
Common stock purchases	—	—	(5)	(85)	—	—	(90)
Balance, March 31, 2018	77	$—	$6,363	$23,719	$(1,415)	$127	$28,794

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$518	$563
Adjustments to reconcile net income to net cash flows from operating activities:
Realized and unrealized loss (gain) on marketable securities, net	209	(3)
Depreciation and amortization	716	622
Allowance for equity funds	(21)	(17)
Equity income, net of distributions	(5)	(13)
Changes in regulatory assets and liabilities	94	20
Deferred income taxes and amortization of investment tax credits	(166)	224
Other, net	19	(2)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	250	308
Derivative collateral, net	(14)	(23)
Pension and other postretirement benefit plans	(21)	(17)
Accrued property, income and other taxes	(60)	(187)
Accounts payable and other liabilities	(40)	(37)
Net cash flows from operating activities	1,479	1,438

Cash flows from investing activities:
Capital expenditures	(1,075)	(865)
Acquisitions, net of cash acquired	—	(579)
Purchases of marketable securities	(155)	(81)
Proceeds from sales of marketable securities	132	83
Equity method investments	(156)	(84)
Other, net	31	(12)
Net cash flows from investing activities	(1,223)	(1,538)

Cash flows from financing activities:
Proceeds from BHE senior debt	2,176	—
Repayments of BHE junior subordinated debentures	—	(200)
Common stock purchases	(90)	(19)
Proceeds from subsidiary debt	687	844
Repayments of subsidiary debt	(550)	(425)
Net (repayments of) proceeds from short-term debt	(1,873)	140
Other, net	(14)	(12)
Net cash flows from financing activities	336	328

Effect of exchange rate changes	1	1

Net change in cash and cash equivalents and restricted cash and cash equivalents	593	229
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,283	1,003
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,876	$1,232

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2018.

(2)    New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Income Statement - Reporting Comprehensive Income." The amendments in this guidance require a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects that were created from the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform"). The reclassification is the difference between the historical income tax rates and the enacted rate for the items previously recorded in accumulated other comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted retrospectively to each period in which the effect of the change in the 2017 Tax Reform is recognized. Considering the significant components of the Company's accumulated other comprehensive income relate to (a) unrecognized amounts on retirement benefits of foreign pension plans and (b) unrealized gains on available-for-sale securities, which were reclassified as required by ASU No. 2016-01 that was adopted on January 1, 2018, the adoption of ASU No. 2018-02 will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)	Business Acquisitions

In April 2018, HomeServices acquired the remaining 33.3% interest in a real estate brokerage franchise business from the noncontrolling interest member at a contractually determined option exercise formula totaling $131 million.

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

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2018	2017
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$75,068	$74,660
Interstate natural gas pipeline assets	3-80 years	7,230	7,176
		82,298	81,836
Accumulated depreciation and amortization		(24,957)	(24,478)
Regulated assets, net		57,341	57,358

Nonregulated assets:
Independent power plants	5-30 years	6,034	6,010
Other assets	3-30 years	1,588	1,489
		7,622	7,499
Accumulated depreciation and amortization		(1,644)	(1,542)
Nonregulated assets, net		5,978	5,957

Net operating assets		63,319	63,315
Construction work-in-progress		2,735	2,556
Property, plant and equipment, net		$66,054	$65,871

Construction work-in-progress includes $2.4 billion as of March 31, 2018 and $2.2 billion as of December 31, 2017, related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2018	2017
Investments:
BYD Company Limited common stock	$1,754	$1,961
Rabbi trusts	387	441
Other	183	124
Total investments	2,324	2,526

Equity method investments:
BHE Renewables tax equity investments	1,177	1,025
Electric Transmission Texas, LLC	536	524
Bridger Coal Company	129	137
Other	143	148
Total equity method investments	1,985	1,834

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	512	515
Restricted cash and cash equivalents	232	348
Total restricted cash and cash equivalents and investments	744	863

Total investments and restricted cash and cash equivalents and investments	$5,053	$5,223

Reflected as:
Current assets	$257	$351
Noncurrent assets	4,796	4,872
Total investments and restricted cash and cash equivalents and investments	$5,053	$5,223

Investments

In January 2016, the FASB issued ASU 2016-01 which amended FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance addressed certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. The Company adopted this guidance effective January 1, 2018 with a cumulative-effect increase to retained earnings of $1,085 million and a corresponding decrease to accumulated other comprehensive income (loss) ("AOCI").

The portion of unrealized losses for the three-month period ended March 31, 2018 related to investments still held as of March 31, 2018 is calculated as follows (in millions):

Realized and unrealized losses on marketable securities recognized during the period	$(209)
Less: Net gains recognized during the period on investments sold during the period	2
Unrealized losses recognized during the period on investments still held at the reporting date	$(211)

Equity Method Investments

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. The Company adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $19 million previously recognized within investing cash flows to operating cash flows for the three-month period ended March 31, 2017.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance January 1, 2018.

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$1,644	$935
Restricted cash and cash equivalents	212	327
Investments and restricted cash and cash equivalents and investments	20	21
Total cash and cash equivalents and restricted cash and cash equivalents	$1,876	$1,283

(6)	Recent Financing Transactions

Long-Term Debt

In April 2018, Nevada Power issued $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020. Nevada Power intends to use the net proceeds, together with available cash, to repay all of Nevada Power's $325 million 6.50% General and Refunding Mortgage Notes, Series O, maturing in May 2018, a portion of Nevada Power's $500 million 6.50% General and Refunding Mortgage Notes, Series S, maturing in August 2018 and for general corporate purposes.

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds.

In January 2018, BHE issued $450 million of its 2.375% Senior Notes due 2021, $400 million of its 2.800% Senior Notes due 2023, $600 million of its 3.250% Senior Notes due 2028 and $750 million of its 3.800% Senior Notes due 2048. The net proceeds were used to refinance a portion of the Company's short-term indebtedness and for general corporate purposes.

Credit Facilities

In April 2018, BHE terminated its $1.0 billion unsecured credit facility expiring May 2018 and amended and restated, with lender consent, its existing $2.0 billion unsecured credit facility expiring June 2020, increasing the lender commitment to $3.5 billion, extending the expiration date to June 2021 and increasing from one to two, the available one-year extension options, subject to lender consent.

In April 2018, PacifiCorp amended and restated its existing $400 million unsecured credit facility expiring June 2020, increasing the lender commitment to $600 million, extending the expiration date to June 2021 and increasing from one to two, the available one-year extension options, subject to lender consent.

In April 2018, PacifiCorp and MidAmerican Energy amended and restated their existing $600 million and $900 million unsecured credit facilities, respectively, each expiring June 2020, extending the expiration dates to June 2021 and reducing from two to one, the available one-year extension options, subject to lender consent.

In April 2018, Nevada Power and Sierra Pacific amended and restated their existing $400 million and $250 million secured credit facilities, respectively, each expiring June 2020, extending the expiration dates to June 2021 and reducing from two to one, the available one-year extension options, subject to lender consent.

In April 2018, ALP amended its existing C$750 million secured credit facility expiring December 2019, decreasing the lender commitment to C$500 million effective December 2018 and extending the expiration date to December 2022. ALP also amended its C$75 million secured credit facility expiring December 2019, extending the expiration date to December 2022.

(7)	Income Taxes

Tax Cuts and Jobs Act

2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, the one-time repatriation tax of foreign earnings and profits and limitations on bonus depreciation for utility property.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. The Company has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of the repatriation tax on foreign earnings and interpretations of the bonus depreciation rules. The Company has determined the amounts recorded and the interpretations relating to these two items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. The Company believes the estimates for the repatriation tax to be reasonable, however, additional time is required to validate the inputs to the foreign earnings and profits calculation, the basis on which the repatriation tax is determined, and additional guidance is required to determine state income tax implications. The Company also believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified, estimates may change. The accounting is estimated to be completed by December 2018. During the three-month period ended March 31, 2018, the Company reduced the liability estimate by $25 million based on additional guidance for certain state income tax implications of the repatriation tax. The accounting is estimated to be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2018	2017

Federal statutory income tax rate	21%	35%
Income tax credits	(45)	(16)
State income tax, net of federal income tax benefit	(30)	(5)
Income tax effect of foreign income	(16)	(5)
Effects of ratemaking	(8)	(1)
Equity income	1	1
Other	(1)	—
Effective income tax rate	(78)%	9%

The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, lower consolidated state income tax expense, lower United States income taxes on foreign earnings, higher production tax credits recognized of $29 million and the favorable impacts of rate making.

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

Berkshire Hathaway includes the Company in its United States federal income tax return. The Company's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable federal income taxes are remitted to or received from Berkshire Hathaway. For the three-month periods ended March 31, 2018 and 2017, the Company did not receive or make any cash payments for federal income taxes from or to Berkshire Hathaway.

(8)	Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three-month period ended March 31, 2017 of $4 million have been reclassified to Other, net in the Consolidated Statements of Operations.

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017
Pension:
Service cost	$5	$6
Interest cost	26	29
Expected return on plan assets	(41)	(40)
Net amortization	8	7
Net periodic benefit cost	$(2)	$2

Other postretirement:
Service cost	$2	$2
Interest cost	6	6
Expected return on plan assets	(10)	(10)
Net amortization	(3)	(3)
Net periodic benefit credit	$(5)	$(5)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $39 million and $4 million, respectively, during 2018. As of March 31, 2018, $4 million of contributions had been made to the domestic pension benefit plans and no contributions had been made to the other postretirement benefit plans.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017

Service cost	$5	$6
Interest cost	14	14
Expected return on plan assets	(27)	(24)
Net amortization	15	17
Net periodic benefit cost	$7	$13

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £46 million during 2018. As of March 31, 2018, £11 million, or $16 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2018
Assets:
Commodity derivatives	$1	$36	$98	$(27)	$108
Interest rate derivatives	—	17	16	—	33
Mortgage loans held for sale	—	440	—	—	440
Money market mutual funds(2)	413	—	—	—	413
Debt securities:
United States government obligations	183	—	—	—	183
International government obligations	—	4	—	—	4
Corporate obligations	—	37	—	—	37
Municipal obligations	—	1	—	—	1
Equity securities:
United States companies	278	—	—	—	278
International companies	1,760	—	—	—	1,760
Investment funds	185	—	—	—	185
	$2,820	$535	$114	$(27)	$3,442
Liabilities:
Commodity derivatives	$—	$(191)	$(17)	$111	$(97)
Interest rate derivatives	—	(8)	—	—	(8)
	$—	$(199)	$(17)	$111	$(105)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017
Assets:
Commodity derivatives	$1	$42	$104	$(29)	$118
Interest rate derivatives	—	15	9	—	24
Mortgage loans held for sale	—	465	—	—	465
Money market mutual funds(2)	685	—	—	—	685
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	1,968	—	—	—	1,968
Investment funds	178	—	—	—	178
	$3,296	$565	$113	$(29)	$3,945
Liabilities:
Commodity derivatives	$(3)	$(167)	$(10)	$105	$(75)
Interest rate derivatives	—	(8)	—	—	(8)
	$(3)	$(175)	$(10)	$105	$(83)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $84 million and $76 million as of March 31, 2018 and December 31, 2017, respectively.

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

The Company's investments in money market mutual funds and debt and equity securities are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics.

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2018:
Beginning balance	$94	$9
Changes included in earnings	—	30
Changes in fair value recognized in OCI	(1)	—
Changes in fair value recognized in net regulatory assets	(9)	—
Purchases	1	—
Settlements	(4)	(23)
Ending balance	$81	$16

2017:
Beginning balance	$60	$6
Changes included in earnings	12	27
Changes in fair value recognized in OCI	(2)	—
Changes in fair value recognized in net regulatory assets	1	—
Purchases	—	(2)
Settlements	1	(22)
Ending balance	$72	$9

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

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$37,498	$41,579	$35,193	$40,522

(10)	Commitments and Contingencies

Easements

During the three-month period ended March 31, 2018, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $283 million through 2058 for land in Iowa on which some of its wind-powered generating facilities will be located.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that that United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it was determined that dam removal should proceed, dam removal would begin no earlier than 2020.

Congress failed to pass legislation needed to implement the original KHSA. On April 6, 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. On March 15, 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. On April 16, 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved.

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

(11)	Revenue from Contracts with Customers

Adoption

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue"). The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. The Company adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

Customer Revenue

The Company recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Energy Products and Services

A majority of the Company's energy revenue is derived from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. The Company's energy revenue that is nonregulated primarily relates to the Company's renewable energy business. Other revenue consists primarily of revenue recognized in accordance with ASC 815, "Derivatives and Hedging", ASC 840, "Leases" and amounts not considered Customer Revenue within ASC 606.

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. As of March 31, 2018 and December 31, 2017, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $582 million and $665 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes the Company's energy products and services revenue by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 14, for the three-month period ended March 31, 2018 (in millions):

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other	Total
Customer Revenue:
Regulated:
Retail Electric	$1,096	$386	$539	$—	$—	$—	$—	$—	$2,021
Retail Gas	—	246	40	—	—	—	—	—	286
Wholesale	22	93	11	—	—	—	—	(1)	125
Transmission and distribution	22	16	20	249	—	180	—	—	487
Interstate pipeline	—	—	—	—	374	—	—	(41)	333
Total Regulated	1,140	741	610	249	374	180	—	(42)	3,252
Nonregulated	—	—	—	11	—	—	117	144	272
Total Customer Revenue	1,140	741	610	260	374	180	117	102	3,524
Other revenue	44	6	7	18	2	—	37	41	155
Total	$1,184	$747	$617	$278	$376	$180	$154	$143	$3,679

Real Estate Services

The Company's HomeServices reportable segment consists of separate brokerage, mortgage and franchise businesses. Rates charged for brokerage, mortgage and franchise real estate services are established through contractual arrangements that establish the transaction price and as well as the allocation of the price amongst the separate performance obligations. Other revenue consists primarily of revenue related to the mortgage businesses recognized in accordance with ASC 815, "Derivatives and Hedging", ASC 825, "Financial Instruments" and ASC 860, "Transfers and Servicing."

The full-service residential real estate brokerage business has performance obligations to deliver integrated real estate services including brokerage services, title and closing services, property and casualty insurance, home warranties, relocation services, and other home-related services to customers. All performance obligations related to the full-service residential real estate brokerage business are satisfied in less than one year at the point in time when a real estate transaction is closed or when services are provided. Commission revenue from real estate brokerage transactions and related amounts due to agents are recognized when a real estate transaction is closed. Title and escrow closing fee revenue from real estate transactions and related amounts due to the title insurer are recognized at closing. Payments for amounts billed are generally due from the customer at closing.

The franchise business operates a network that has performance obligations to provide the right to use certain brand names and other related service marks as well as to provide orientation programs, training and consultation services, advertising programs and other services to its franchisees. The performance obligations related to the franchise business are satisfied over time or when the services are provided. Franchise royalty fees are sales-based variable consideration and are based on a percentage of commissions earned by franchisees on real estate sales, which are recognized when the sale closes. Meetings and training revenue, referral fees, late fees, service fees and franchise termination fees are earned when services have been completed. Payments for amounts billed are generally due from the franchisee within 30 days of billing.

The following table summarizes the Company's real estate services revenue by line of business for the three-month period ended March 31, 2018 (in millions):

HomeServices
Customer Revenue:
Brokerage	$685
Franchise	15
Total Customer Revenue	700
Other revenue	61
Total	$761

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, the Company would recognize a contract asset or contract liability depending on the relationship between the Company's performance and the customer's payment. As of March 31, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the three-month period ended March 31, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

Remaining Performance Obligations

The following table summarizes the Company's aggregate transaction price allocated to performance obligations that are unsatisfied as of March 31, 2018, relative to contracts with an original expected duration of more than one year and contain fixed consideration, that is expected to be recognized as revenue for the remaining nine months of 2018 and the years ended December 31, 2019 and thereafter by reportable segment (in millions):

	2018	2019 and Thereafter	Total
BHE Pipeline Group	$471	$4,352	$4,823
BHE Transmission	536	—	536
Total	$1,007	$4,352	$5,359

(12)    BHE Shareholders' Equity

Common Stock

In March 2018, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 149,281 shares of its common stock for $90 million. In February 2017, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 35,000 shares of its common stock for $19 million.

(13)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income taxes (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains (Losses)	Attributable
	Retirement	Translation	Marketable	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2016	$(447)	$(1,675)	$585	$26	$(1,511)
Other comprehensive income (loss)	5	87	38	(4)	126
Balance, March 31, 2017	$(442)	$(1,588)	$623	$22	$(1,385)

Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive income (loss)	(3)	73	—	(2)	68
Balance, March 31, 2018	$(386)	$(1,056)	$—	$27	$(1,415)

For more information regarding the adoption of ASU 2016-01, refer to Note 5.

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

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
PacifiCorp	$1,184	$1,281
MidAmerican Funding	747	696
NV Energy	617	584
Northern Powergrid	278	245
BHE Pipeline Group	376	315
BHE Transmission	180	166
BHE Renewables	154	144
HomeServices	761	585
BHE and Other(1)	143	150
Total operating revenue	$4,440	$4,166

	Three-Month Periods
	Ended March 31,
	2018	2017
Depreciation and amortization:
PacifiCorp	$202	$196
MidAmerican Funding	158	117
NV Energy	113	104
Northern Powergrid	63	49
BHE Pipeline Group	42	30
BHE Transmission	62	54
BHE Renewables	64	61
HomeServices	12	12
BHE and Other(1)	—	(1)
Total depreciation and amortization	$716	$622

Operating income:
PacifiCorp	$247	$339
MidAmerican Funding	79	102
NV Energy	89	98
Northern Powergrid	147	140
BHE Pipeline Group	226	208
BHE Transmission	81	77
BHE Renewables	28	15
HomeServices	(8)	2
BHE and Other(1)	(18)	(14)
Total operating income	871	967
Interest expense	(466)	(458)
Capitalized interest	12	10
Allowance for equity funds	21	17
Interest and dividend income	26	26
Realized and unrealized (loss) gain on marketable securities, net	(209)	3
Other, net	30	26
Total income before income tax expense and equity income	$285	$591

Interest expense:
PacifiCorp	$96	$95
MidAmerican Funding	63	59
NV Energy	58	58
Northern Powergrid	37	31
BHE Pipeline Group	10	12
BHE Transmission	43	41
BHE Renewables	52	50
HomeServices	4	1
BHE and Other(1)	103	111
Total interest expense	$466	$458

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue by country:
United States	$3,978	$3,747
United Kingdom	277	245
Canada	180	166
Philippines and other	5	8
Total operating revenue by country	$4,440	$4,166

Income before income tax expense and equity income by country:
United States	$118	$423
United Kingdom	112	102
Canada	41	42
Philippines and other	14	24
Total income before income tax expense and equity income by country	$285	$591

	As of
	March 31,	December 31,
	2018	2017
Assets:
PacifiCorp	$22,989	$23,086
MidAmerican Funding	18,707	18,444
NV Energy	13,911	13,903
Northern Powergrid	7,897	7,565
BHE Pipeline Group	5,252	5,134
BHE Transmission	8,762	9,009
BHE Renewables	7,790	7,687
HomeServices	2,739	2,722
BHE and Other(1)	2,865	2,658
Total assets	$90,912	$90,208

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2018 (in millions):

					BHE Pipeline Group
		MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
	PacifiCorp								Total

December 31, 2017	$1,129	$2,102	$2,369	$991	$73	$1,571	$95	$1,348	$9,678
Foreign currency translation	—	—	—	26	—	(39)	—	—	(13)
March 31, 2018	$1,129	$2,102	$2,369	$1,017	$73	$1,532	$95	$1,348	$9,665

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in solar, wind, geothermal and hydroelectric projects, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2018 and 2017

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2018	2017	Change
Net income attributable to BHE shareholders:
PacifiCorp	$148	$179	$(31)	(17)%
MidAmerican Funding	103	102	1	1
NV Energy	33	33	—	—
Northern Powergrid	84	82	2	2
BHE Pipeline Group	167	121	46	38
BHE Transmission	56	60	(4)	(7)
BHE Renewables	54	34	20	59
HomeServices	(10)	—	(10)	(100)
BHE and Other	(122)	(55)	(67)	*
Total net income attributable to BHE shareholders	$513	$556	$(43)	(8)

*    Not meaningful

Net income attributable to BHE shareholders decreased $43 million for the first quarter of 2018 compared to 2017 due to an after-tax unrealized loss on the investment in BYD Company Limited totaling $149 million and the following factors:

•
PacifiCorp's net income decreased $31 million primarily due to lower utility margins of $89 million and higher depreciation and amortization of $7 million, partially offset by lower income tax expense of $60 million from lower tax rates due to the impact of 2017 Tax Reform. Utility margins decreased due to lower average retail rates, including $53 million of refund accruals related to 2017 Tax Reform, lower retail customer volumes of 3.5%, mainly from the unfavorable impact of weather and lower industrial usage, and higher purchased electricity costs, partially offset by lower coal costs and higher wholesale revenue.

•
MidAmerican Funding's net income increased $1 million primarily due to higher electric utility margins of $30 million, higher natural gas utility margins of $6 million and a higher income tax benefit of $23 million from lower tax rates due to the impact of 2017 Tax Reform and higher recognized production tax credits, substantially offset by higher depreciation and amortization of $41 million from changes in accruals for Iowa regulatory arrangements and additional plant in-service, higher wind-powered generation maintenance of $6 million and increases in other operating expenses. Electric utility margins increased due to higher recoveries through bill riders, higher retail customer volumes of 6.9% from industrial growth and the favorable impact of weather and higher transmission revenue, partially offset by $22 million of refund accruals related to 2017 Tax Reform and higher coal-fueled generation costs. Natural gas utility margins increased due to higher retail sales volumes of 20.9% from colder temperatures, partially offset by $7 million of refund accruals related to 2017 Tax Reform.

•
NV Energy's net income was unchanged as lower income tax expense of $11 million, primarily due to 2017 Tax Reform, was offset by higher depreciation and amortization of $9 million as a result of the Nevada Power 2017 regulatory rate review.

•
Northern Powergrid's net income increased $2 million mainly due to the weaker United States dollar of $9 million, partially offset by lower distribution revenue of $3 million and higher depreciation from the distribution business of $3 million. Distribution revenue decreased mainly due to lower tariff rates and unfavorable movements in regulatory provisions, partially offset by higher units distributed.

•
BHE Pipeline Group’s net income increased $46 million primarily due to lower income tax expense from the impact of 2017 Tax Reform and higher transportation revenues from colder temperatures and other market opportunities, partially offset by a reduction in expenses and regulatory liabilities in 2017 related to the impact of an alternative rate structure approved by the FERC at Kern River and higher other operating expenses.

•
BHE Transmission's net income decreased $4 million due to lower earnings at BHE U.S. Transmission from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of a regulatory rate order in March 2017.

•
BHE Renewables' net income increased $20 million mainly due to favorable earnings from tax equity investments reaching commercial operation, higher solar generation, a settlement received in 2018 related to transformer issues in 2016 and commitment fee income from new tax equity investments.

•	HomeServices' net income decreased $10 million primarily due to lower brokerage segment earnings from higher operating expenses, partially offset by higher net revenues, and higher interest expense.

•
BHE and Other net loss increased $67 million primarily due to the aforementioned after-tax unrealized loss on the investment in BYD Company Limited totaling $149 million, a lower income tax benefit of $16 million from 2017 Tax Reform and higher other operating costs, partially offset by lower consolidated state income tax expense, lower United States income taxes on foreign earnings and higher federal income tax credits recognized on a consolidated basis.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2018	2017	Change
Operating revenue:
PacifiCorp	$1,184	$1,281	$(97)	(8)%
MidAmerican Funding	747	696	51	7
NV Energy	617	584	33	6
Northern Powergrid	278	245	33	13
BHE Pipeline Group	376	315	61	19
BHE Transmission	180	166	14	8
BHE Renewables	154	144	10	7
HomeServices	761	585	176	30
BHE and Other	143	150	(7)	(5)
Total operating revenue	$4,440	$4,166	$274	7

Operating income:
PacifiCorp	$247	$339	$(92)	(27)%
MidAmerican Funding	79	102	(23)	(23)
NV Energy	89	98	(9)	(9)
Northern Powergrid	147	140	7	5
BHE Pipeline Group	226	208	18	9
BHE Transmission	81	77	4	5
BHE Renewables	28	15	13	87
HomeServices	(8)	2	(10)	*
BHE and Other	(18)	(14)	(4)	(29)
Total operating income	$871	$967	$(96)	(10)

*    Not meaningful

PacifiCorp

Operating revenue decreased $97 million for the first quarter of 2018 compared to 2017 due to lower retail revenue of $111 million, partially offset by higher wholesale and other revenue of $14 million. Retail revenue decreased due to lower average rates of $71 million, primarily due to refund accruals of $53 million related to 2017 Tax Reform, and lower customer volumes of $40 million. Retail customer volumes decreased 3.5% due to the impacts of weather on residential and commercial customers primarily in Oregon, Washington, and Utah, lower industrial usage primarily in Utah and Oregon and lower residential usage primarily in Washington, Oregon, and Wyoming, partially offset by an increase in the average number of commercial and residential customers in Utah and Oregon and higher commercial usage in Utah. Wholesale and other revenue increased due to higher wholesale sales volumes, partially offset by lower wholesale market prices.

Operating income decreased $92 million for the first quarter of 2018 compared to 2017 mainly due to lower utility margins of $89 million and higher depreciation and amortization of $7 million. Utility margins decreased due to lower average retail rates, lower retail customer volumes and higher purchased electricity costs from higher prices and volumes, partially offset by lower coal costs from lower volumes and prices and higher wholesale revenue.

MidAmerican Funding

Operating revenue increased $51 million for the first quarter of 2018 compared to 2017 primarily due to higher electric operating revenue of $36 million and higher natural gas operating revenue of $13 million. Electric operating revenue increased due to higher retail revenue of $32 million and higher wholesale and other revenue of $4 million, primarily due to higher transmission revenue. Electric retail revenue increased $33 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense), $11 million from higher usage, including higher industrial sales volumes, and $10 million from the impact of colder temperatures in 2018, partially offset by refund accruals of $22 million related to 2017 Tax Reform. Electric retail customer volumes increased 6.9% from industrial growth and the favorable impact of weather. Natural gas operating revenue increased due to 20.9% higher retail sales volumes from colder temperatures in 2018, partially offset by 11.3% lower wholesale sales volumes, a lower average per-unit price of $13 million (offset in cost of sales) and refund accruals of $7 million related to 2017 Tax Reform.

Operating income decreased $23 million for the first quarter of 2018 compared to 2017 primarily due to higher depreciation and amortization of $41 million, higher wind-powered generation maintenance of $6 million and increases in other operating expenses, partially offset by higher electric utility margins of $30 million, including the impact of an increase in electric DSM program revenue of $7 million (offset in operating expense), and higher natural gas utility margins of $6 million. The increase in depreciation and amortization reflects higher accruals of $27 million for Iowa regulatory arrangements and $14 million related to wind generation and other plant placed in-service. Electric utility margins were higher due to higher recoveries through bill riders, higher retail customer volumes and higher transmission revenue, partially offset by refund accruals related to 2017 Tax Reform and higher coal costs. Natural gas utility margins were higher due to higher retail sales volumes, partially offset by refund accrual related to 2017 Tax Reform.

NV Energy

Operating revenue increased $33 million for the first quarter of 2018 compared to 2017 primarily due to higher electric operating revenue of $25 million and higher natural gas operating revenue of $7 million. Electric operating revenue increased due to higher retail revenue of $28 million, partially offset by lower wholesale and transmission revenue of $3 million. Electric retail revenue increased primarily due to $35 million from higher rates from energy costs (offset in cost of sales) and residential customer growth totaling $3 million, partially offset by $8 million of lower residential volumes primarily due to the impacts of weather. Electric retail customer volumes, including distribution only service customers, increased 0.4% compared to 2017. Natural gas operating revenue increased due to a higher average per-unit price (offset in cost of sales), partially offset by 2.7% lower retail sales volumes.

Operating income decreased $9 million for the first quarter of 2018 compared to 2017 due to higher depreciation and amortization of $9 million as a result of the Nevada Power 2017 regulatory rate review. Electric utility margins were relatively flat as higher energy costs were offset by higher electric operating revenue. Energy costs increased due to lower net deferred power costs of $53 million and higher purchased power costs, partially offset by a lower average cost of fuel for generation of $31 million.

Northern Powergrid

Operating revenue increased $33 million for the first quarter of 2018 compared to 2017 due to the weaker United States dollar of $30 million and higher smart meter revenue of $6 million, partially offset by lower distribution revenue of $3 million. Distribution revenue decreased mainly due to lower tariff rates of $5 million and unfavorable movements in regulatory provisions of $3 million, partially offset by higher units distributed of $5 million. Operating income increased $7 million for the first quarter of 2018 compared to 2017 due to the weaker United States dollar of $16 million, partially offset by higher distribution-related operating expenses and depreciation and the lower distribution revenue.

BHE Pipeline Group

Operating revenue increased $61 million for the first quarter of 2018 compared to 2017 due to higher transportation revenues of $36 million and higher gas sales of $24 million related to system balancing activities (largely offset in cost of sales). Operating income increased $18 million for the first quarter of 2018 compared to 2017 primarily due to the higher transportation revenue, partially offset by an increase in operating expenses, which included a reduction in expenses and regulatory liabilities in 2017 related to the impact of an alternative rate structure approved by the FERC at Kern River and higher other operating expenses.

BHE Transmission

Operating revenue increased $14 million for the first quarter of 2018 compared to 2017 largely due to $9 million from additional assets placed in-service and recovery of higher costs and the weaker United States dollar of $8 million. Operating income increased $4 million for the first quarter of 2018 compared to 2017 due to the weaker United States dollar.

BHE Renewables

Operating revenue increased $10 million for the first quarter of 2018 compared to 2017 due to higher geothermal revenues of $8 million due to higher pricing and timing of outages, additional solar capacity placed in-service of $6 million and higher solar generation of $6 million due to a scheduled maintenance outage in 2017, partially offset by an unfavorable change in the valuation of a power purchase agreement derivative of $7 million and lower variable energy fees at the Casecnan project of $4 million due to lower rainfall. Operating income increased $13 million for the first quarter of 2018 compared to 2017 primarily due to the increase in operating revenue and lower operating expenses of $7 million, mainly due to the timing of overhaul costs at certain geothermal facilities, partially offset by higher depreciation expense of $4 million related to the additional solar capacity placed in-service.

HomeServices

Operating revenue increased $176 million for the first quarter of 2018 compared to 2017 due to an increase from acquired businesses totaling $179 million, partially offset by lower mortgage revenue at existing businesses of $3 million. Operating income decreased $10 million for the first quarter of 2018 compared to 2017 primarily due to lower brokerage segment earnings from higher operating expenses, partially offset by higher net revenues.

BHE and Other

Operating revenue decreased $7 million for the first quarter of 2018 compared to 2017 due to lower electricity and natural gas rates at MidAmerican Energy Services, LLC. Operating loss increased $4 million for the first quarter of 2018 compared to 2017 due to higher other operating costs.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2018	2017	Change

Subsidiary debt	$360	$346	$14	4%
BHE senior debt and other	105	105	—	—
BHE junior subordinated debentures	1	7	(6)	(86)
Total interest expense	$466	$458	$8	2

Interest expense increased $8 million for the first quarter of 2018 compared to 2017 due to the impact of foreign currency exchange rate movements of $6 million and debt issuances at BHE, MidAmerican Funding, BHE Renewables and HomeServices, partially offset by repayments of BHE junior subordinated debentures of $944 million in 2017, scheduled maturities and principal payments and early redemptions of subsidiary debt.

Capitalized Interest

Capitalized interest increased $2 million for the first quarter of 2018 compared to 2017 primarily due higher construction work-in-progress balances at MidAmerican Energy and BHE Renewables.

Allowance for Equity Funds

Allowance for equity funds increased $4 million for the first quarter of 2018 compared to 2017 primarily due to higher construction work-in-progress balances at MidAmerican Energy.

Realized and Unrealized (Loss) Gain on Marketable Securities, net

Realized and unrealized (loss) gain on marketable securities, net increased $212 million primarily due to an unrealized loss on the Company's investment in BYD Company Limited totaling $207 million.

Other, net

Other, net increased $1 million for the first quarter of 2018 compared to 2017 primarily due to a $7 million settlement received in 2018 related to transformer related outages at the Solar Star projects in 2016 and favorable changes in the valuations of interest rate swap derivatives of $4 million, largely offset by lower investment returns.

Income Tax Expense

Income tax expense decreased $273 million, including a $58 million benefit related to an unrealized loss on the Company's investment in BYD Company Limited, for the first quarter of 2018 compared to 2017 and the effective tax rate was (78)% for 2018 and 9% for 2017. The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, lower consolidated state income tax expense, lower United States income taxes on foreign earnings, higher production tax credits recognized of $29 million and the favorable impacts of rate making.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2018 were $115 million, or $29 million higher than 2017, while production tax credits earned in 2018 were $160 million, or $19 million higher than 2017. The difference between production tax credits recognized and earned of $45 million as of March 31, 2018, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2018.

Equity Income

Equity income decreased $12 million for the first quarter of 2018 compared to 2017 primarily due to lower equity earnings at Electric Transmission Texas, LLC due to the impacts of new retail rates effective March 2017.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 17 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2018, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$735	$17	$380	$134	$23	$51	$304	$1,644

Credit facilities(1)(2)	3,000	1,000	909	650	239	1,027	1,635	8,460
Less:
Short-term debt	(1,487)	(124)	—	—	(29)	(226)	(742)	(2,608)
Tax-exempt bond support and letters of credit	(7)	(89)	(370)	(80)	—	(5)	—	(551)
Net credit facilities	1,506	787	539	570	210	796	893	5,301

Total net liquidity	$2,241	$804	$919	$704	$233	$847	$1,197	$6,945
Credit facilities:
Maturity dates(1)	2018, 2020	2020	2018, 2020	2020	2020	2018, 2019, 2022	2018, 2022

(1)	Refer to Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion regarding the Company's recent financing transactions.

(2)	Includes drawn uncommitted credit facilities totaling $29m at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017 were $1.5 billion and $1.4 billion, respectively. The change was primarily due to changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

The Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018, created a one-time repatriation tax of foreign earnings and profits expected to be paid over the next eight years, eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and extended and modified the additional first-year bonus depreciation for non-regulated property. BHE's regulated subsidiaries anticipate passing the benefits of lower tax expense to customers through regulatory mechanisms including lower current rates and reductions to rate base. The 2017 Tax Reform and the related regulatory outcomes will result in lower revenue, income taxes and cash flow in 2018 and future years. BHE does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018.

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

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2018 and 2017 were $(1.2) billion and $(1.5) billion, respectively. The change was primarily due to lower cash paid for acquisitions of $579 million, partially offset by higher capital expenditures of $210 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

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

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2018 was $336 million. Sources of cash totaled $2.8 billion and consisted of proceeds from BHE senior debt issuances totaling $2.2 billion and proceeds from subsidiary debt issuances totaling $687 million. Uses of cash totaled $2.5 billion and consisted mainly of net repayments of short-term debt totaling $1.9 billion and repayments of subsidiary debt totaling $550 million.

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

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customers' rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Expenditures for certain assets may ultimately include acquisitions of existing assets.

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2017	2018	2018
Capital expenditures by business:
PacifiCorp	$178	$236	$1,248
MidAmerican Funding	238	365	2,476
NV Energy	99	109	547
Northern Powergrid	151	170	704
BHE Pipeline Group	38	53	420
BHE Transmission	85	71	228
BHE Renewables	71	59	866
HomeServices	5	11	49
BHE and Other	—	1	15
Total	$865	$1,075	$6,553

Capital expenditures by type:
Wind generation	$49	$107	$2,812
Solar generation	51	14	33
Electric transmission	92	21	168
Environmental	—	18	101
Other growth	136	135	754
Operating	537	780	2,685
Total	$865	$1,075	$6,553

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $16 million and $29 million for the three-month periods ended March 31, 2018 and 2017, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $1,239 million for 2018. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2019, including 334 MW (nominal ratings) placed in-service in 2017. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism in effect prior to 2018. The revised sharing mechanism, which was effective January 1, 2018, will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $1 million for the three-month period ended March 31, 2018. PacifiCorp anticipate costs for these activities will total an additional $202 million for 2018.The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy totaling $71 million and $2 million for the three-month periods ended March 31, 2018 and 2017, respectively. PacifiCorp and MidAmerican Energy anticipate costs for these activities will total an additional $549 million for 2018. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years following each facility's return to service.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $18 million for the three-month period ended March 31, 2018. BHE Renewables anticipates costs will total an additional $717 million in 2018 for development and construction of up to 512 MW of wind-powered generating facilities.

•
Solar generation includes the construction of the community solar gardens project in Minnesota totaling $14 million and $36 million for the three-month periods ended March 31, 2018 and 2017, respectively. BHE Renewables expects to spend an additional $9 million in 2018 to complete the project, which will be comprised of 28 locations with a nominal facilities capacity of 98 MW.

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

Acquisitions

In April 2018, HomeServices acquired the remaining 33.3% interest in a real estate brokerage franchise business from the noncontrolling interest member at a contractually determined option exercise formula totaling $131 million.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $403 million, $584 million and $170 million in 2017, 2016 and 2015, respectively. Additionally, the Company has made contributions of $164 million through March 31, 2018, and has commitments as of March 31, 2018, subject to satisfaction of certain specified conditions, to provide equity contributions of $537 million for the remainder of 2018 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of March 31, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than the recent financing transactions and the renewable tax equity investments previously discussed.

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

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit. Parties have filed briefs and presented oral argument. MidAmerican Energy cannot predict the outcome of these lawsuits.

On January 9, 2017, the Electric Power Supply Association filed two requests with the FERC seeking to expand Minimum Offer Price Rule ("MOPR") provisions to apply to existing resources receiving zero emission credit compensation. If successful, an expanded MOPR could result in an increased risk of Quad Cities Station not clearing in future capacity auctions and Exelon Generation no longer receiving capacity revenues for the facility. As majority owner and operator of Quad Cities Station, Exelon Generation has filed protests at the FERC in response to each filing. The timing of the FERC's decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, and new regulatory matters occurring in 2018.

PacifiCorp

In June 2017, PacifiCorp filed two applications each with the UPSC, IPUC and the WPSC for the Energy Vision 2020 project. The first application sought approvals to construct or procure four new Wyoming wind resources with a total capacity of 860 MWs identified as benchmark resources and certain transmission facilities. A request for proposals was issued in September 2017 seeking up to 1,270 MWs to compete against PacifiCorp's benchmark resources in the final resource selection process for the project. PacifiCorp has identified four winning wind resource bids from this solicitation totaling 1,311 MWs, consisting of 1,111 MWs owned and 200 MW as a power-purchase agreement. The combined new wind and transmission projects will cost approximately $2 billion. The WPSC approved a settlement agreement and certificates of public convenience and necessity for the transmission facilities and three of the winning wind resources in a bench decision on April 12, 2018. The settlement supports 950 MWs of owned wind resources and the 200 MW purchase power agreement. Hearings are set by the UPSC and IPUC to occur in May 2018. The second application sought approval of PacifiCorp's resource decision to upgrade or "repower" existing wind resources, as prudent and in the public interest. PacifiCorp estimates the wind repowering project will cost approximately $1 billion. Applications filed in Utah, Idaho and Wyoming seek approval for the proposed rate-making treatment associated with the projects. The hearings on repowering in Utah and Wyoming have been extended to provide time for supplemental analyses for updated costs and the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") and are scheduled to occur in May and June 2018. In December 2017, the IPUC approved an all-party stipulation for approval of the application to repower existing wind facilities and allow recovery of costs in rates through an adjustment to the annual ECAM filing.

The 2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to defer the impact of the tax law change with each of its state regulatory bodies. PacifiCorp will be proposing to reduce customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates, and deferring the remainder to offset other costs as approved by the regulatory bodies. In March 2018, PacifiCorp proposed 1% rate reductions in Utah, Wyoming and Idaho. PacifiCorp proposed the rate reductions to be effective May 1, 2018 in Utah and June 1, 2018 in Idaho. In April 2018, the UPSC ordered a rate reduction of $61 million effective May 1, 2018 through December 31, 2018 based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. This credit will likely be adjusted effective January 1, 2019 when the final rates are approved in the next phase of the proceeding later in 2018. A procedural schedule is expected to be set by the IPUC. PacifiCorp filed a partial settlement with the WPSC on April 11, 2018 that provides a rate reduction of approximately 3% beginning July 1, 2018 with the remaining tax savings to be deferred with offsets to other costs.

Utah

In March 2018, PacifiCorp filed its annual EBA with the UPSC seeking approval to recover from customers $3 million in deferred net power costs for the period January 1, 2017 through December 31, 2017, reflecting the difference between base and actual net power costs in the 2017 deferral period. The rate change was approved by the UPSC effective May 1, 2018 on an interim basis.

In March 2018, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to recover $1 million from customers for the period January 1, 2017 through December 31, 2017 for the difference in base and actual RECs. The rate change will become effective on an interim basis June 1, 2018.

Oregon

In March 2018, PacifiCorp submitted its filing for the annual TAM filing in Oregon requesting an annual increase of $17 million, or an average price increase of 1.3%, based on forecasted net power costs and loads for calendar year 2019. The filing includes an update of the impact of expiring production tax credits, which accounts for $6 million of the total rate adjustment, consistent with Oregon Senate Bill 1547 and reflecting the decrease in the revenue requirement benefit of production tax credits due to the change in the federal income tax rate. The filing will be updated for changes in contracts and market conditions in July and November 2018, before final rates become effective in January 2019.

Wyoming

In April 2018, PacifiCorp filed its annual ECAM and REC applications with the WPSC. The ECAM filing requests approval to refund to customers $3 million in deferred net power costs for the period January 1, 2017 through December 31, 2017. PacifiCorp is seeking interim rates to be effective July 1, 2018.

Washington

On December 1, 2017, PacifiCorp submitted a tariff filing to implement the first price change for the decoupling mechanism approved in PacifiCorp's 2015 regulatory rate review. WUTC staff disputed PacifiCorp's interpretation of the WUTC's order for the decoupling mechanism and PacifiCorp's subsequent calculations requesting additional funds be booked for return to customers. In February 2018, the WUTC granted the staff's motions and rejected PacifiCorp's tariff revision and required that PacifiCorp re-file price changes for its decoupling mechanism. In March 2018, the WUTC issued a letter accepting PacifiCorp's revised compliance filing in the Washington Decoupling Revenue Adjustment docket. The filing results in a net credit to customers of $2 million, effective April 1, 2018.

Idaho

In March 2018, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $8 million for deferred costs in 2017. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, recovery of Deer Creek longwall mine investment and changes in production tax credits and renewable energy credits. The filing requests no change in rates as the requested recovery amount remained constant.

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

On April 12, 2018, PacifiCorp filed a general rate case with the CPUC for an overall rate increase of $1 million or 0.9% effective January 1, 2019.

MidAmerican Energy

The 2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate and regulatory liabilities increased reflective of the probability of such balances being passed back to customers. MidAmerican Energy has made filings or has been in discussions with each of its state rate regulatory bodies proposing either a reduction in retail rates or rate base for all or a portion of the net benefits of the 2017 Tax Reform for 2018 and beyond. MidAmerican Energy proposed in Iowa, its largest jurisdiction, to reduce customer revenue via a rider mechanism for the impact of the lower statutory rate on current operations, subject to change depending on actual results, and defer as a regulatory liability the amortization of excess deferred income taxes. The Illinois Commerce Commission approved MidAmerican Energy's Illinois tax reform rate reduction tariff on March 21, 2018, and the Iowa Utilities Board approved MidAmerican Energy's Iowa tax reform rate reduction tariff on April 27, 2018. MidAmerican Energy currently estimates that its 2018 revenue will be reduced by approximately $53 million due to rate reductions for tax reform.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of revenues related to equity returns above 9.7%. As a result of the order, Nevada Power recorded expense of $28 million primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. The new rates were effective on February 15, 2018. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order and intervening parties filed motions for reconsideration. The PUCN has not yet ruled on the filed motions. Nevada Power cannot predict the timing or ultimate outcome of the PUCN rulings.

The 2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $59 million and $25 million for Nevada Power and Sierra Pacific, respectively. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to the 2017 Tax Reform with a hearing scheduled in June 2018. The Nevada Utilities cannot predict the timing or ultimate outcome of further regulatory proceedings.

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

In October 2016, Wynn became a distribution only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order that established the impact fee that was paid in September 2016 and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. This request is still pending.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for three and six years at Sierra Pacific and Nevada Power, respectively, and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of the Nevada Utilities. In December 2017, Caesars provided notice that it intends to transition eligible meters in the Nevada Power service territory to unbundled electric service in February 2018 at the earliest. In January 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory. In February 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Nevada Power service territory. Following the PUCN’s order from March 2017, Caesars’ will pay Nevada Power and Sierra Pacific impact fees of $44 million in 72 equal monthly payments and $4 million in 36 monthly payments, respectively.

In May 2017, Peppermill Resort Spa Casino ("Peppermill"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In August 2017, the PUCN approved a stipulation allowing Peppermill to purchase energy from alternative providers subject to conditions, including paying an impact fee. In September 2017, Peppermill provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In April 2018, Peppermill paid a one-time impact fee of $3 million and became a distribution only service customer and started procuring energy from another energy supplier.

Net Metering

Nevada enacted Assembly Bill 405 ("AB 405") on June 15, 2017. The legislation, among other things, established net metering crediting rates for private generation customers with installed net metering systems less than 25 kilowatts. Under AB 405, private generation customers will be compensated at 95% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the first 80 MWs of cumulative installed capacity of all net metering systems in Nevada, 88% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada, 81% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada and 75% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for any additional private generation capacity. In July 2017, the Nevada Utilities filed with the PUCN proposed amendments to their tariffs necessary to comply with the provisions of AB 405. The filing in July 2017 also included a proposed optional time of use rate tariff for both Nevada Power and Sierra Pacific, which has not yet been set for procedural review. In September 2017, the PUCN issued an order directing the Nevada Utilities to place all new private generation customers who have submitted applications after June 15, 2017, into a new rate class with rates equal to the rate class they would be in if they were not private generation customers. Private generation customers with installed net metering systems less than 25 kilowatts prior to June 15, 2017, may elect to migrate to the new rate class created under AB 405 or stay in their otherwise-applicable rate class. The new AB 405 rates became effective December 1, 2017. In February 2018, the Nevada Utilities filed with the PUCN a settlement agreement resolving the outstanding issues related to its proposal for optional time-differentiated rate schedules. In March 2018, the PUCN approved the settlement agreement.

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

Northern Powergrid Distribution Companies

Ofgem published its RIIO-2 framework consultation on March 7, 2018, marking the first milestone in the development of the price control arrangements that will apply to Northern Powergrid from April 2023. The consultation confirms that outputs and incentives will remain as central components of the regulatory model. A significant part of the proposals relate to setting the allowed return on capital, where Ofgem has set out an early view of the allowed cost of equity which is no higher than 5% (plus inflation measured using the UK retail price index).

ALP

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

In October 2017, ALP's expert witness evidence and company evidence was submitted recommending a range of 9% to 10.75% return on equity, on a recommended equity ratio of 40%. ALP also filed company evidence that outlined increased uncertainties in the Alberta utility regulatory environment. In January 2018, the Consumers' Coalition of Alberta, the Utilities Consumer Advocate and the City of Calgary filed intervenor evidence. The return on equity recommended by the intervenors ranges from 6.3% to 7.75%. The equity ratio recommended by the intervenors for ALP ranges from 35% to 37%.

In March 2018, an oral hearing was held, and a decision regarding the 2018 generic cost of capital proceeding is expected later in 2018.

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

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air and water quality, RPS, emissions performance standards, climate change, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Liquidity and Capital Resources" of each respective Registrant in Part I, Item 2 of this Form 10-Q for discussion of each Registrant's forecast environmental-related capital expenditures. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2017, and new environmental matters occurring in 2018.

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

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The compliance period would have begun in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030 and was expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. On February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the D.C. Circuit on September 27, 2016. The court has not yet issued its decision. On October 10, 2017, the EPA issued a proposal to repeal the Clean Power Plan and the EPA will take comments on the proposed repeal until April 26, 2018. In addition, the EPA published in the Federal Register an Advance Notice of Proposed Rulemaking on December 28, 2017, seeking public input on, without committing to, a potential replacement rule. The public comment period for the Advance Notice of Proposed Rulemaking concluded February 26, 2018. The full impacts of the EPA's recent efforts to repeal the Clean Power Plan are not expected to have a material impact on the Registrants. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts under the RCRA. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and was effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements. The final rule requires regulated entities to post annual groundwater monitoring and corrective action reports. The first of these reports were posted to the respective Registrant's coal combustion rule compliance data and information websites prior to March 2, 2018. Based on the results in those reports, additional monitoring and action may be required under the rule.

On March 15, 2018, the EPA issued a proposal to address provisions of the final coal combustion rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. In addition, the proposal includes provision that establish alternative performance standards for owners and operators of coal combustion residuals units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The public comment period closes April 30, 2018. If adopted, certain elements of the proposal have the potential to reduce costs of compliance. However, until such time as the proposal is final, the impacts on the Registrants cannot be determined.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2017.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2018, the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Portland, Oregon
May 7, 2018

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$17	$14
Accounts receivable, net	630	684
Income taxes receivable	17	59
Inventories	445	433
Regulatory assets	34	31
Prepaid expenses	66	73
Other current assets	28	21
Total current assets	1,237	1,315

Property, plant and equipment, net	19,190	19,203
Regulatory assets	1,068	1,030
Other assets	330	372

Total assets	$21,825	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$376	$453
Income taxes payable	10	—
Accrued employee expenses	112	70
Accrued interest	106	115
Accrued property and other taxes	96	66
Short-term debt	124	80
Current portion of long-term debt and capital lease obligations	851	588
Regulatory liabilities	80	75
Other current liabilities	178	170
Total current liabilities	1,933	1,617

Regulatory liabilities	3,055	2,996
Long-term debt and capital lease obligations	6,087	6,437
Deferred income taxes	2,565	2,582
Other long-term liabilities	732	733
Total liabilities	14,372	14,365

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	2,987	3,089
Accumulated other comprehensive loss, net	(15)	(15)
Total shareholders' equity	7,453	7,555

Total liabilities and shareholders' equity	$21,825	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017

Operating revenue	$1,184	$1,281

Operating costs and expenses:
Energy costs	433	441
Operations and maintenance	250	254
Depreciation and amortization	202	196
Taxes, other than income taxes	52	51
Total operating costs and expenses	937	942

Operating income	247	339

Other income (expense):
Interest expense	(96)	(95)
Allowance for borrowed funds	4	4
Allowance for equity funds	7	7
Other, net	11	9
Total other income (expense)	(74)	(75)

Income before income tax expense	173	264
Income tax expense	25	85
Net income	$148	$179

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2016	$2	$—	$4,479	$2,921	$(12)	$7,390
Net income	—	—	—	179	—	179
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, March 31, 2017	$2	$—	$4,479	$3,000	$(12)	$7,469

Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555
Net income	—	—	—	148	—	148
Common stock dividends declared	—	—	—	(250)	—	(250)
Balance, March 31, 2018	$2	$—	$4,479	$2,987	$(15)	$7,453

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$148	$179
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	202	196
Allowance for equity funds	(7)	(7)
Deferred income taxes and amortization of investment tax credits	(28)	(5)
Changes in regulatory assets and liabilities	60	19
Other, net	1	—
Changes in other operating assets and liabilities:
Accounts receivable and other assets	90	115
Derivative collateral, net	(3)	(7)
Inventories	(12)	2
Prepaid expenses	7	6
Income taxes	52	97
Accounts payable and other liabilities	23	(7)
Net cash flows from operating activities	533	588

Cash flows from investing activities:
Capital expenditures	(236)	(178)
Other, net	(1)	—
Net cash flows from investing activities	(237)	(178)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(87)	(51)
Net proceeds from (repayments of) short-term debt	44	(262)
Common stock dividends	(250)	(100)
Net cash flows from financing activities	(293)	(413)

Net change in cash and cash equivalents and restricted cash and cash equivalents	3	(3)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	29	33
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$32	$30

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month periods ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2018.

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

(3)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. PacifiCorp adopted this guidance January 1, 2018.

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$17	$14
Restricted cash included in other current assets	13	13
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$32	$29

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2018	2017
Utility Plant:
Utility plant in-service	5-75 years	$27,947	$27,880
Accumulated depreciation and amortization		(9,503)	(9,366)
Utility plant in-service, net		18,444	18,514
Other non-regulated, net of accumulated depreciation and amortization	45 years	11	11
Plant, net		18,455	18,525
Construction work-in-progress		735	678
Property, plant and equipment, net		$19,190	$19,203

(5)    Regulatory Matters

Retail Regulated Rates

In December 2017, the Tax Cuts and Jobs Act ("2017 Tax Reform") was signed into law, reducing the federal tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate, and regulatory liabilities increased reflective of the probability of such balances being passed back to customers. In March 2018, PacifiCorp proposed 1% rate reductions in Utah, Wyoming, and Idaho. PacifiCorp proposed the rate reductions to be effective May 1, 2018, in Utah and June 1, 2018, in Idaho. In April 2018, the Utah Public Service Commission ordered a rate reduction of $61 million effective May 1, 2018, through December 31, 2018, based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. This credit will likely be adjusted effective January 1, 2019, when the final rates are approved in the next phase of the proceeding later in 2018. A procedural schedule is expected to be set by the Idaho Public Utilities Commission. PacifiCorp filed a partial settlement with the Wyoming Public Service Commission on April 11, 2018, that provides a rate reduction of approximately 3% beginning July 1, 2018 with the remaining tax savings to be deferred with offsets to other costs. As of March 31, 2018, $53 million was accrued for the estimated potential refund liability attributable to lower customer rates enabled by the benefits of tax reform effective January 1, 2018.

(6)    Recent Financing Transactions

In April 2018, PacifiCorp amended and restated, its existing $400 million unsecured credit facility expiring June 2020, increasing the lender commitment to $600 million, extending the expiration date to June 2021 and increasing from one to two, the available one-year extension options, subject to lender consent.

In April 2018, PacifiCorp amended and restated, its existing $600 million unsecured credit facility expiring June 2020, extending the expiration date to June 2021 and reducing from two to one, the available one-year extension options, subject to lender consent.

(7)    Income Taxes

Tax Cuts and Jobs Act

2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018 and limitations on bonus depreciation for utility property.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. PacifiCorp has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of the interpretations of the bonus depreciation rules. PacifiCorp has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. PacifiCorp believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018. During the three-month period ended March 31, 2018, PacifiCorp did not make any revisions to its previous calculations.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2018	2017

Federal statutory income tax rate	21%	35%
State income tax, net of federal income tax benefit	4	3
Federal income tax credits	(5)	(5)
Effects of ratemaking	(4)	1
Other	(2)	(2)
Effective income tax rate	14%	32%

Income tax credits relate primarily to production tax credits earned by PacifiCorp’s wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Berkshire Hathaway includes PacifiCorp in its United States federal income tax return. PacifiCorp's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable federal income taxes are remitted to or received from Berkshire Hathaway Energy Company. For the three-month periods ended March 31, 2018 and 2017, PacifiCorp did not receive or make any cash payments for federal income taxes from or to Berkshire Hathaway Energy Company.

(8)    Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. PacifiCorp adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations utilizing the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three-month period ended March 31, 2017 of $6 million have been reclassified to Other, net in the Consolidated Statements of Operations.

Net periodic benefit (credit) cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017
Pension:
Service cost	$—	$—
Interest cost	11	12
Expected return on plan assets	(18)	(18)
Net amortization	3	4
Net periodic benefit credit	$(4)	$(2)

Other postretirement:
Service cost	$—	$1
Interest cost	3	3
Expected return on plan assets	(5)	(6)
Net amortization	(1)	(1)
Net periodic benefit credit	$(3)	$(3)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2018. As of March 31, 2018, $1 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(9)    Risk Management and Hedging Activities

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2018
Not designated as hedging contracts(1):
Commodity assets	$7	$2	$2	$1	$12
Commodity liabilities	(3)	—	(45)	(89)	(137)
Total	4	2	(43)	(88)	(125)

Total derivatives	4	2	(43)	(88)	(125)
Cash collateral receivable	—	—	19	58	77
Total derivatives - net basis	$4	$2	$(24)	$(30)	$(48)

As of December 31, 2017
Not designated as hedging contracts(1):
Commodity assets	$11	$1	$1	$—	$13
Commodity liabilities	(3)	—	(32)	(82)	(117)
Total	8	1	(31)	(82)	(104)

Total derivatives	8	1	(31)	(82)	(104)
Cash collateral receivable	—	—	17	57	74
Total derivatives - net basis	$8	$1	$(14)	$(25)	$(30)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2018 and December 31, 2017, a regulatory asset of $122 million and $101 million, respectively, was recorded related to the net derivative liability of $125 million and $104 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017

Beginning balance	$101	$73
Changes in fair value recognized in net regulatory assets	28	24
Net gains reclassified to operating revenue	7	12
Net losses reclassified to energy costs	(14)	(6)
Ending balance	$122	$103

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2018	2017

Electricity (sales)	Megawatt hours	(6)	(9)
Natural gas purchases	Decatherms	115	113
Fuel oil purchases	Gallons	7	—

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2018, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $129 million and $110 million as of March 31, 2018 and December 31, 2017, respectively, for which PacifiCorp had posted collateral of $77 million and $74 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2018 and December 31, 2017, PacifiCorp would have been required to post $48 million and $34 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2018
Assets:
Commodity derivatives	$—	$12	$—	$(6)	$6
Money market mutual funds(2)	12	—	—	—	12
Investment funds	24	—	—	—	24
	$36	$12	$—	$(6)	$42

Liabilities - Commodity derivatives	$—	$(137)	$—	$83	$(54)

As of December 31, 2017
Assets:
Commodity derivatives	$—	$13	$—	$(4)	$9
Money market mutual funds(2)	21	—	—	—	21
Investment funds	21	—	—	—	21
	$42	$13	$—	$(4)	$51

Liabilities - Commodity derivatives	$—	$(117)	$—	$78	$(39)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $77 million and $74 million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first six years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first six years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 9 for further discussion regarding PacifiCorp's risk management and hedging activities.

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

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,919	$8,007	$7,005	$8,370

(11)    Commitments and Contingencies

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that that United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it was determined that dam removal should proceed, dam removal would begin no earlier than 2020.

Congress failed to pass legislation needed to implement the original KHSA. On April 6 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, on September 23, 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also on September 23, 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. On March 15, 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. On April 16, 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved.

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

(12)    Revenue from Contracts with Customers

Adoption

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue"). The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. PacifiCorp adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method. The adoption did not have a cumulative effect impact at the date of initial adoption.

Customer Revenue

PacifiCorp recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. PacifiCorp records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Substantially all of PacifiCorp's Customer Revenue is derived from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission and distribution and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 815, "Derivatives and Hedging".

Revenue recognized is equal to what PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp's performance to date and includes billed and unbilled amounts. As of March 31, 2018 and December 31, 2017, accounts receivable from contracts with customers, net of allowance for doubtful accounts was $552 million and $635 million, respectively, including unbilled revenue of $215 million and $255 million, respectively, and was included in accounts receivables, net on the Consolidated Balance Sheets. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes PacifiCorp's revenue by regulated energy, with further disaggregation of regulated energy by customer class, for the three-month period ended March 31, 2018 (in millions):

Customer Revenue:
Retail:
Residential	$441
Commercial	342
Industrial	269
Other retail	25
Total retail	1,077
Wholesale	22
Transmission	22
Other Customer Revenue	19
Total Customer Revenue	1,140
Other revenue	44
Total operating revenue	$1,184

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, PacifiCorp would recognize a contract asset or contract liability depending on the relationship between the PacifiCorp's performance and the customer's payment. As of March 31, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the three-month period ended March 31, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

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

Results of Operations for the First Quarter of 2018 and 2017

Overview

Net income for the first quarter of 2018 was $148 million, a decrease of $31 million, or 17%, compared to 2017. Net income decreased primarily due to lower utility margins of $89 million, higher depreciation and amortization of $6 million, partially offset by lower income tax expense of $60 million from lower tax rates due to the impact of 2017 Tax Reform and lower operations and maintenance expenses of $4 million. Utility margins decreased due to lower average retail rates, including $53 million from the impact of refund accruals related to 2017 Tax Reform, lower retail customer volumes, higher purchased electricity costs from higher prices and volumes, and lower wholesale market prices, partially offset by higher wholesale volumes, lower coal-fueled generation from lower coal volumes and prices, and lower natural gas-fueled generation from lower prices. Retail customer volumes decreased 3.5% due to impacts of weather on residential and commercial customers primarily in Oregon, Washington, and Utah, lower industrial usage primarily in Utah and Oregon, lower residential usage primarily in Washington, Oregon, and Wyoming, and lower commercial usage in Oregon, partially offset by an increase in the average number of commercial and residential customers in Utah and Oregon, higher commercial and residential usage, primarily in Utah. Energy generated decreased 1% for the first quarter of 2018 compared to 2017 primarily due to lower hydroelectric and coal-fueled generation, offset by higher wind-powered and natural gas-fueled generation. Wholesale electricity sales volumes increased 48% and purchased electricity volumes increased 13%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, Utility Margin, to help evaluate results of operations. Utility Margin is calculated as operating revenue less energy costs, which are captions presented on the Consolidated Statements of Operations.

PacifiCorp’s energy costs are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in PacifiCorp’s revenue are comparable to changes in such expenses. As such, management believes Utility Margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of Utility Margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Utility Margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2018	2017	Change
Utility margin:
Operating revenue	$1,184	$1,281	$(97)	(8)%
Energy costs	433	441	(8)	(2)
Utility margin	751	840	(89)	(11)
Operations and maintenance	250	254	(4)	(2)
Depreciation and amortization	202	196	6	3
Taxes, other than income taxes	52	51	1	2
Operating income	$247	$339	$(92)	(27)

A comparison of PacifiCorp's key operating results is as follows:

	First Quarter
	2018	2017	Change
Utility margin (in millions):
Operating revenue	$1,184	$1,281	$(97)	(8)%
Energy costs	433	441	(8)	(2)
Utility margin	$751	$840	$(89)	(11)

Sales (GWh):
Residential	4,191	4,461	(270)	(6)%
Commercial(1)	4,298	4,256	42	1
Industrial, irrigation and other(1)	4,706	4,953	(247)	(5)
Total retail	13,195	13,670	(475)	(3)
Wholesale	2,448	1,650	798	48
Total sales	15,643	15,320	323	2

Average number of retail customers
(in thousands)	1,890	1,859	31	2%

Average revenue per MWh:
Retail	$81.54	$86.80	$(5.26)	(6)%
Wholesale	$26.92	$34.81	$(7.89)	(23)%

Heating degree days	4,336	4,758	(422)	(9)%

Sources of energy (GWh)(2):
Coal	8,642	8,840	(198)	(2)%
Natural gas	1,948	1,838	110	6
Hydroelectric(3)	1,136	1,379	(243)	(18)
Wind and other(3)	1,069	880	189	21
Total energy generated	12,795	12,937	(142)	(1)
Energy purchased	4,055	3,585	470	13
Total	16,850	16,522	328	2

Average cost of energy per MWh:
Energy generated(4)	$18.48	$19.30	$(0.82)	(4)%
Energy purchased	$40.20	$41.82	$(1.62)	(4)%

(1)	Effective in April 2017, one customer was reclassified from "Industrial, irrigation and other" into "Commercial" resulting in an increase of 61 GWh to "Commercial" in 2018.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(4)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Utility margin decreased $89 million, or 11%, for the first quarter of 2018 compared to 2017 primarily due to:

•	$70 million of lower retail revenue primarily due to lower average retail rates, including the impact of lower tax rates as a result of the 2017 Tax Reform of $53 million;

•
$40 million of lower retail revenues due to decreased volumes of 3.5% due to impacts of weather on residential and commercial customers primarily in Oregon, Washington, and Utah, lower industrial usage primarily in Utah and Oregon, lower residential usage primarily in Washington, Oregon, and Wyoming, and lower commercial usage in Oregon, partially offset by an increase in the average number of commercial and residential customers in Utah and Oregon, higher commercial and residential usage, primarily in Utah;

•	$13 million of higher purchased electricity costs due to higher prices and volumes; and

•	$10 million of lower wholesale revenue due to lower wholesale market prices.

The decreases above were partially offset by:

•	$19 million of higher wholesale revenue from higher volumes;

•	$10 million of lower coal costs from lower volumes and prices;

•	$9 million of lower amortization of incurred net power costs in accordance with established adjustment mechanism; and

•	$4 million of lower natural gas costs primarily due to lower prices.

Operations and maintenance decreased $4 million, or 2%, for the first quarter of 2018 compared to 2017 primarily due to a decrease in reserves for assets under construction and lower labor costs.

Depreciation and amortization increased $6 million, or 3%, for the first quarter of 2018 compared to 2017 primarily due to higher plant-in-service.

Income tax expense decreased $60 million, or 71%, for the first quarter of 2018 compared to 2017. The effective tax rate was 14% for 2018 and 32% for 2017. The effective tax rate decreased primarily as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the amortization of the excess deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate.

Liquidity and Capital Resources

As of March 31, 2018, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$17

Credit facilities	1,000
Less:
Short-term debt	(124)
Tax-exempt bond support	(89)
Net credit facilities	787

Total net liquidity	$804

Credit facilities:
Maturity dates	2020
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017 were $533 million and $588 million, respectively. The change was primarily due to lower current year collections from retail customers and higher current year purchased power costs, partially offset by higher current year collections from wholesale customers and a decrease in payments for payroll due to timing.

The Tax Cuts and Jobs Act ("2017 Tax Reform") reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018, and eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017. PacifiCorp anticipates passing the benefits of lower tax expense to customers through regulatory mechanisms. PacifiCorp expects lower revenue and income taxes as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. PacifiCorp does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018. The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2018 and 2017 were $(237) million and $(178) million, respectively. The change mainly reflects a current year increase in capital expenditures of $58 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2018 was $(293) million. Uses of cash consisted substantially of $250 million for common stock dividends paid to PPW Holdings LLC and $86 million for the repayment of long-term debt, offset by $44 million net proceeds from short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2017 was $(413) million. Uses of cash consisted substantially of $100 million for common stock dividends paid to PPW Holdings LLC, $50 million for the repayment of long-term debt and $262 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2018, PacifiCorp had $124 million of short-term debt outstanding at a weighted average interest rate of 2.21%. As of December 31, 2017, PacifiCorp had $80 million of short-term debt outstanding at a weighted average interest rate of 1.83%.

Long-term Debt

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $1.3 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

As of March 31, 2018, PacifiCorp had $170 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $168 million plus interest. These letters of credit were fully available as of March 31, 2018 and expire periodically through March 2019.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customers' rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2017	2018	2018

Transmission system investment	$5	$9	$65
Environmental	5	3	12
Wind investment	2	2	550
Advanced meter infrastructure	12	14	73
Operating and other	154	208	548
Total	$178	$236	$1,248

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects initial costs for the 140-mile 500 kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $40 million in 2018.

•
Environmental includes the installation of or replacement of emissions control equipment at certain generating facilities, as well as expenditures for the management of coal combustion residuals, and expenditures to ensure facilities meet effluent limitation guidelines and requirements under the Clean Water Act.

•
Wind investment includes costs for new wind plant construction projects and repowering of certain existing wind plants. The repowering projects entails the replacement of significant component of older turbines. Planned spending for the repowering totals $347 million in 2018 and for the new wind-powered generating facilities totals $203 million in 2018. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The new wind-powered generating facilities are also expected to be placed in-service in 2020. The energy production from the repowered and new wind-powered generating facilities is expected to qualify for 100% of the federal renewable electricity production tax credit available for 10 years once the equipment is placed in-service.

•
Advanced meter infrastructure ("AMI") includes costs for customer meter replacements and installation of infrastructure and systems to implement smart meter features that improve customers’ energy management capabilities and reduce company meter-related costs. AMI projects are in progress or planned in Oregon, California, Utah and Idaho in 2018.

•
Remaining investments relate to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand, including upgrades to customer meters in Oregon, California, Utah, and Idaho.

Integrated Resource Plan

In April 2017, PacifiCorp filed its 2017 Integrated Resource Plan ("IRP") with its state commissions. The IRP, which includes the Energy Vision 2020 project in the preferred portfolio, includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. The OPUC acknowledged PacifiCorp's 2017 IRP on December 11, 2017, and the UPSC acknowledged PacifiCorp’s 2017 IRP on March 2, 2018. PacifiCorp filed its 2017 IRP Update with its state commissions on May 1, 2018.

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

As required by applicable laws and regulations, PacifiCorp filed its draft 2017R RFP with the UPSC in June 2017 and with the OPUC in August 2017. The UPSC and the OPUC approved PacifiCorp's 2017R RFP in September 2017. The 2017R RFP was subsequently released to the market on September 27, 2017. The 2017R RFP sought up to approximately 1,270 MW of new wind resources that can interconnect to PacifiCorp's transmission system in Wyoming once a proposed high-voltage transmission line is constructed. The 2017R RFP also sought proposals for wind resources located outside of Wyoming capable of delivering all-in economic benefits for PacifiCorp's customers. The proposed high-voltage transmission line and new wind resources must be placed in service by December 31, 2020, to maximize potential federal production tax credit benefits for PacifiCorp's customers. Bids were received in October 2017 and best-and-final pricing, reflecting changes in federal tax law, was received in December 2017. PacifiCorp finalized its bid-selection process and established a final shortlist in February 2018. PacifiCorp has identified four winning wind-resource bids from this solicitation totaling 1,311 MWs, consisting of 1,111 MWs owned and 200 MW as a power-purchase agreement.

PacifiCorp released the 2017S RFP to the market on November 15, 2017. The 2017S RFP is seeking bids for new solar resources that can deliver energy and capacity to PacifiCorp's transmission system that provide net benefits for customers. The 2017S RFP was open to bidders offering power-purchase agreements for new solar facilities sized between 10 and 300 MW. Bids were due in December 2017, and best-and-final pricing was received in February 2018. PacifiCorp finalized its bid-selection process in March 2018 and did not select any bids to the final shortlist. PacifiCorp will continue to analyze the potential economic benefits from solar-resource opportunities in its 2019 IRP.

Contractual Obligations

As of March 31, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2017.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2018, the related statements of operations, changes in equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2017, and the related statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of MidAmerican Energy's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to MidAmerican Energy in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 7, 2018

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$380	$172
Receivables, net	319	344
Income taxes receivable	119	51
Inventories	208	245
Other current assets	138	134
Total current assets	1,164	946

Property, plant and equipment, net	14,268	14,207
Regulatory assets	209	204
Investments and restricted investments	723	728
Other assets	216	233

Total assets	$16,580	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$240	$452
Accrued interest	55	48
Accrued property, income and other taxes	119	132
Current portion of long-term debt	500	350
Other current liabilities	152	128
Total current liabilities	1,066	1,110

Long-term debt	4,879	4,692
Deferred income taxes	2,224	2,237
Regulatory liabilities	1,688	1,661
Asset retirement obligations	535	528
Other long-term liabilities	318	326
Total liabilities	10,710	10,554

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	5,309	5,203
Total shareholder's equity	5,870	5,764

Total liabilities and shareholder's equity	$16,580	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Regulated electric	$469	$433
Regulated gas and other	277	262
Total operating revenue	746	695

Operating costs and expenses:
Cost of fuel, energy and capacity	108	102
Cost of gas sold and other	179	172
Operations and maintenance	190	171
Depreciation and amortization	158	117
Property and other taxes	32	31
Total operating costs and expenses	667	593

Operating income	79	102

Other income (expense):
Interest expense	(58)	(53)
Allowance for borrowed funds	4	2
Allowance for equity funds	10	6
Other, net	9	11
Total other income (expense)	(35)	(34)

Income before income tax benefit	44	68
Income tax benefit	(62)	(37)

Net income	$106	$105

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Retained Earnings	Total Equity

Balance, December 31, 2016	$561	$4,599	$5,160
Net income	—	105	105
Balance, March 31, 2017	$561	$4,704	$5,265

Balance, December 31, 2017	$561	$5,203	$5,764
Net income	—	106	106
Balance, March 31, 2018	$561	$5,309	$5,870

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$106	$105
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	158	117
Deferred income taxes and amortization of investment tax credits	19	13
Changes in other assets and liabilities	10	11
Other, net	(10)	(6)
Changes in other operating assets and liabilities:
Receivables, net	23	39
Inventories	37	22
Derivative collateral, net	(2)	—
Contributions to pension and other postretirement benefit plans, net	(3)	(3)
Accounts payable	(58)	1
Accrued property, income and other taxes, net	(82)	(71)
Other current assets and liabilities	32	(6)
Net cash flows from operating activities	230	222

Cash flows from investing activities:
Capital expenditures	(365)	(238)
Purchases of marketable securities	(95)	(40)
Proceeds from sales of marketable securities	74	35
Other, net	15	(3)
Net cash flows from investing activities	(371)	(246)

Cash flows from financing activities:
Proceeds from long-term debt	687	843
Repayments of long-term debt	(350)	(255)
Net repayments of short-term debt	—	(99)
Net cash flows from financing activities	337	489

Net change in cash and cash equivalents and restricted cash and cash equivalents	196	465
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	282	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$478	$491

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month periods ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2017, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2018.

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

(3)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. MidAmerican Energy adopted this guidance January 1, 2018.

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	March 31, 2018	December 31, 2017

Cash and cash equivalents	$380	$172
Restricted cash and cash equivalents in other current assets	98	110
Total cash and cash equivalents and restricted cash and cash equivalents	$478	$282

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2018	2017
Utility plant in service, net:
Generation	20-70 years	$12,108	$12,107
Transmission	52-75 years	1,844	1,838
Electric distribution	20-75 years	3,418	3,380
Gas distribution	29-75 years	1,652	1,640
Utility plant in service		19,022	18,965
Accumulated depreciation and amortization		(5,670)	(5,561)
Utility plant in service, net		13,352	13,404
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		13,358	13,410
Construction work-in-progress		910	797
Property, plant and equipment, net		$14,268	$14,207

(5)    Recent Financing Transactions

Long-Term Debt

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds.

In March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018.

Credit Facilities

In April 2018, MidAmerican Energy amended and restated its existing $900 million unsecured credit facility, expiring June 2020, extending the expiration date to June 2021 and reducing from two to one, the available one-year extension options, subject to lender consent.

(6)    Income Taxes

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act ("2017 Tax Reform") impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, and limitations on bonus depreciation for utility property.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2018	2017

Federal statutory income tax rate	21%	35%
Income tax credits	(137)	(80)
State income tax, net of federal income tax benefit	(9)	2
Effects of ratemaking	(18)	(12)
Other, net	2	1
Effective income tax rate	(141)%	(54)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Energy's provision for income taxes has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Energy received net cash payments for income taxes from BHE totaling $14 million and $- million for the three-month periods ended March 31, 2018 and 2017, respectively.

(7)	Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. MidAmerican Energy adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three-month period ended March 31, 2017 of $5 million have been reclassified to Other, net in the Statements of Operations.

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

Net periodic benefit (credit) cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017
Pension:
Service cost	$2	$2
Interest cost	7	8
Expected return on plan assets	(11)	(11)
Net amortization	1	—
Net periodic benefit credit	$(1)	$(1)

Other postretirement:
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2018. As of March 31, 2018, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)    Asset Retirement Obligations

In January 2018, MidAmerican Energy completed groundwater testing at its coal combustion residuals ("CCR") surface impoundments. Based on this information, MidAmerican Energy concluded in March 2018 that it will discontinue sending CCR to surface impoundments effective April 2018 and remove all CCR material located below the water table in such facilities, the latter of which is a more extensive closure activity than previously assumed. The incremental cost and timing of such actions is not currently reasonably determinable, but an evaluation of such estimates is expected to be completed in the third quarter of 2018, with any necessary adjustments to the related asset retirement obligations recognized at that time.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2018:
Assets:
Commodity derivatives	$—	$1	$1	$(1)	$1
Money market mutual funds(2)	106	—	—	—	106
Debt securities:
United States government obligations	183	—	—	—	183
International government obligations	—	4	—	—	4
Corporate obligations	—	37	—	—	37
Municipal obligations	—	1	—	—	1
Equity securities:
United States companies	278	—	—	—	278
International companies	6	—	—	—	6
Investment funds	20	—	—	—	20
	$593	$43	$1	$(1)	$636

Liabilities - commodity derivatives	$—	$(7)	$(1)	$1	$(7)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017:
Assets:
Commodity derivatives	$—	$3	$4	$(2)	$5
Money market mutual funds(2)	133	—	—	—	133
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$619	$46	$4	$(2)	$667

Liabilities - commodity derivatives	$—	$(9)	$(1)	$2	$(8)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million as of March 31, 2018 and December 31, 2017, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics.

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017

Beginning balance	$3	$(2)
Changes in fair value recognized in net regulatory assets	(2)	2
Settlements	(1)	1
Ending balance	$—	$1

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

	As of March 31, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,379	$5,793	$5,042	$5,686

(10)    Commitments and Contingencies

Easements

During the three-month period ended March 31, 2018, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $283 million through 2058 for land in Iowa on which some of its wind-powered generating facilities will be located.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and requires refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of March 31, 2018, has accrued a $10 million liability for refunds under the second complaint of amounts collected under the higher ROE from March 2015 through May 2016.

Retail Regulated Rates

In December 2017, the 2017 Tax Reform was signed into law, reducing the federal tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate and regulatory liabilities increased reflective of the probability of such balances being passed back to customers. MidAmerican Energy has made filings or has been in discussions with each of its state rate regulatory bodies proposing either a reduction in retail rates or rate base for all or a portion of the net benefits of the 2017 Tax Reform for 2018 and beyond. MidAmerican Energy proposed in Iowa, its largest jurisdiction, to reduce customer revenue via a rider mechanism for the impact of the lower statutory rate on current operations, subject to change depending on actual results, and defer as a regulatory liability the amortization of excess deferred income taxes. The Illinois Commerce Commission approved MidAmerican Energy's Illinois tax reform rate reduction tariff on March 21, 2018, and the Iowa Utilities Board approved MidAmerican Energy's Iowa tax reform rate reduction tariff on April 27, 2018. As of March 31, 2018, $29 million was accrued for the estimated potential refund liability attributable to lower customer rates enabled by the benefits of tax reform effective January 1, 2018.

(11)    Revenue from Contracts with Customers

Adoption

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue"). The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. MidAmerican Energy adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

Customer Revenue

MidAmerican Energy recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. MidAmerican Energy records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Statements of Operations and, accordingly, they do not impact revenue.

Substantially all of MidAmerican Energy's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory bodies. MidAmerican Energy’s electric wholesale and transmission transactions, including the multi value projects, are substantially with the Midcontinent Independent System Operator, Inc. under its tariffs approved by the Federal Energy Regulatory Commission. These tariff-based revenues have performance obligations to deliver energy products and services to customers, which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 815, "Derivatives and Hedging."

Revenue recognized is equal to what MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy's performance to date and includes billed and unbilled amounts. As of March 31, 2018 and December 31, 2017, receivables, net on the Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $77 million and $89 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes MidAmerican Energy's revenue by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12, for the three-month period ended March 31, 2018 (in millions):

	Electric	Gas	Other	Total
Customer Revenue:
Retail:
Residential	$161	$168	$—	$329
Commercial	71	62	—	133
Industrial	145	5	—	150
Gas transportation services	—	13	—	13
Other retail(1)	10	(6)	—	4
Total retail	387	242	—	629
Wholesale	62	32	—	94
Multi value transmission projects	15	—	—	15
Other Customer Revenue	—	—	2	2
Total Customer Revenue	464	274	2	740
Other revenue	5	1	—	6
Total operating revenue	$469	$275	$2	$746

(1)
Other retail includes provisions for potential retail rate refunds, for which any actual refunds will be reflected in the applicable customer classes upon resolution of the related regulatory proceeding. Refer to Note 10 for a discussion of regulatory proceedings related to 2017 Tax Reform.

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, MidAmerican Energy would recognize a contract asset or contract liability depending on the relationship between MidAmerican Energy's performance and the customer's payment. As of March 31, 2017 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Balance Sheets.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Regulated electric	$469	$433
Regulated gas	275	262
Other	2	—
Total operating revenue	$746	$695

Operating income:
Regulated electric	$36	$63
Regulated gas	43	39
Total operating income	$79	$102
Interest expense	(58)	(53)
Allowance for borrowed funds	4	2
Allowance for equity funds	10	6
Other, net	9	11
Income before income tax benefit	$44	$68

	As of
	March 31, 2018	December 31, 2017
Assets:
Regulated electric	$15,254	$14,914
Regulated gas	1,323	1,403
Other	3	1
Total assets	$16,580	$16,318

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2018, the related consolidated statements of operations, changes in equity, and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of MidAmerican Funding's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to MidAmerican Funding in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB and with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB and with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 7, 2018

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$380	$172
Receivables, net	320	348
Income taxes receivable	132	64
Inventories	208	245
Other current assets	138	134
Total current assets	1,178	963

Property, plant and equipment, net	14,282	14,221
Goodwill	1,270	1,270
Regulatory assets	209	204
Investments and restricted investments	725	730
Other assets	215	233

Total assets	$17,879	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2018	2017
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$240	$451
Accrued interest	57	53
Accrued property, income and other taxes	119	133
Note payable to affiliate	167	164
Current portion of long-term debt	500	350
Other current liabilities	152	128
Total current liabilities	1,235	1,279

Long-term debt	5,119	4,932
Deferred income taxes	2,222	2,235
Regulatory liabilities	1,688	1,661
Asset retirement obligations	535	528
Other long-term liabilities	317	326
Total liabilities	11,116	10,961

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	5,084	4,981
Total member's equity	6,763	6,660

Total liabilities and member's equity	$17,879	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Regulated electric	$469	$433
Regulated gas and other	278	263
Total operating revenue	747	696

Operating costs and expenses:
Cost of fuel, energy and capacity	108	102
Cost of gas sold and other	180	172
Operations and maintenance	190	172
Depreciation and amortization	158	117
Property and other taxes	32	31
Total operating costs and expenses	668	594

Operating income	79	102

Other income (expense):
Interest expense	(63)	(59)
Allowance for borrowed funds	4	2
Allowance for equity funds	10	6
Other, net	10	11
Total other income (expense)	(39)	(40)

Income before income tax benefit	40	62
Income tax benefit	(63)	(40)

Net income	$103	$102

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Equity

Balance, December 31, 2016	$1,679	$4,407	$6,086
Net income	—	102	102
Balance, March 31, 2017	$1,679	$4,509	$6,188

Balance, December 31, 2017	$1,679	$4,981	$6,660
Net income	—	103	103
Balance, March 31, 2018	$1,679	$5,084	$6,763

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$103	$102
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	158	117
Deferred income taxes and amortization of investment tax credits	19	13
Changes in other assets and liabilities	10	10
Other, net	(9)	(6)
Changes in other operating assets and liabilities:
Receivables, net	27	41
Inventories	37	22
Derivative collateral, net	(2)	—
Contributions to pension and other postretirement benefit plans, net	(3)	(3)
Accounts payable	(57)	2
Accrued property, income and other taxes, net	(83)	(73)
Other current assets and liabilities	28	(11)
Net cash flows from operating activities	228	214

Cash flows from investing activities:
Capital expenditures	(365)	(238)
Purchases of marketable securities	(95)	(40)
Proceeds from sales of marketable securities	74	35
Other, net	15	(3)
Net cash flows from investing activities	(371)	(246)

Cash flows from financing activities:
Proceeds from long-term debt	687	843
Repayments of long-term debt	(350)	(255)
Net change in note payable to affiliate	2	8
Net repayments of short-term debt	—	(99)
Net cash flows from financing activities	339	497

Net change in cash and cash equivalents and restricted cash and cash equivalents	196	465
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	282	27
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$478	$492

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2018, and for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month periods ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2017, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2018.

(2)	New Accounting Pronouncements

Refer to Note 2 of MidAmerican Energy's Notes to Financial Statements.

(3)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. MidAmerican Funding adopted this guidance January 1, 2018.

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31, 2018	December 31, 2017

Cash and cash equivalents	$380	$172
Restricted cash and cash equivalents in other current assets	98	110
Total cash and cash equivalents and restricted cash and cash equivalents	$478	$282

(4)	Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of March 31, 2018 and December 31, 2017, nonregulated property gross of $24 million and related accumulated depreciation and amortization of $10 million, which consisted primarily of a corporate aircraft owned by MHC.

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Income Taxes

The Tax Cuts and Jobs Act ("2017 Tax Reform") impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, and limitations on bonus depreciation for utility property.

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

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2018	2017

Federal statutory income tax rate	21%	35%
Income tax credits	(151)	(87)
State income tax, net of federal income tax benefit	(10)	2
Effects of ratemaking	(20)	(13)
Other, net	2	(2)
Effective income tax rate	(158)%	(65)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income taxes are remitted to or received from BHE. MidAmerican Funding received net cash payments for income taxes from BHE totaling $14 million and $- million for the three-month periods ended March 31, 2018 and 2017, respectively.

(7)	Employee Benefit Plans

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

(8)    Asset Retirement Obligations

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)	Fair Value Measurements

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

	As of March 31, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,619	$6,100	$5,282	$6,006

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

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)    Revenue from Contracts with Customers

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had $1 million of other Accounting Standards Codification Topic 606 revenue for the three-month period ended March 31, 2018.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Regulated electric	$469	$433
Regulated gas	275	262
Other	3	1
Total operating revenue	$747	$696

Operating income:
Regulated electric	$36	$63
Regulated gas	43	39
Total operating income	79	102
Interest expense	(63)	(59)
Allowance for borrowed funds	4	2
Allowance for equity funds	10	6
Other, net	10	11
Income before income tax benefit	$40	$62

	As of
	March 31, 2018	December 31, 2017
Assets(1):
Regulated electric	$16,445	$16,105
Regulated gas	1,402	1,482
Other	32	34
Total assets	$17,879	$17,621

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2018 and 2017

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2018 was $106 million, an increase of $1 million, or 1%, compared to 2017 due to higher electric utility margins of $30 million and higher gas utility margins of $6 million, a higher income tax benefit from a lower federal tax rate, higher production tax credits of $6 million and lower pre-tax income, substantially offset by higher depreciation and amortization of $41 million from changes in accruals for Iowa regulatory arrangements and additional plant in-service, higher wind-powered generation maintenance of $6 million and increases in other operating expenses. Electric utility margins increased due to higher recoveries through bill riders, higher retail customer volumes of 6.9% from the favorable impact of weather and industrial growth and higher transmission revenue, partially offset by provisions for potential refunds related to regulatory outcomes in response to the 2017 tax reform and higher coal-fueled generation costs. Gas utility margins increased due to higher retail customer volumes of 20.9% from colder temperatures.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2018 was $103 million, an increase of $1 million, or 1%, compared to 2017. The increases were primarily due to the changes in MidAmerican Energy's earnings discussed above.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, Electric Utility Margin and Gas Utility Margin, to help evaluate results of operations. Electric Utility Margin is calculated as regulated electric operating revenue less cost of fuel, energy and capacity, which are captions presented on the Statements of Operations. Gas Utility Margin is calculated as regulated gas operating revenue less regulated cost of gas sold, which are included in regulated gas and other and cost of gas sold and other, respectively, on the Statements of Operations.

MidAmerican Energy’s cost of fuel, energy and capacity and regulated cost of gas sold are directly recovered from its customers through regulatory recovery mechanisms, and as a result, changes in MidAmerican Energy’s revenue are comparable to changes in such expenses. As such, management believes Electric Utility Margin and Gas Utility Margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of Electric Utility Margin and Gas Utility Margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Electric Utility Margin and Gas Utility Margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2018	2017	Change
Electric utility margin:
Regulated electric operating revenue	$469	$433	$36	8%
Cost of fuel, energy and capacity	108	102	6	6
Electric utility margin	361	331	30	9

Gas utility margin:
Regulated gas operating revenue	275	262	13	5%
Cost of gas sold	179	172	7	4
Gas utility margin	96	90	6	7

Utility margin	457	421	36	9%

Other operating revenue	2	—	2	*
Operations and maintenance	190	171	19	11%
Depreciation and amortization	158	117	41	35
Property and other taxes	32	31	1	3

Operating income	$79	$102	$(23)	(23)%

*    Not meaningful.

Regulated Electric Utility Margin

A comparison of key operating results related to regulated electric utility margin is as follows:

	First Quarter
	2018	2017	Change
Electric utility margin (in millions):
Operating revenue	$469	$433	$36	8%
Cost of fuel, energy and capacity	108	102	6	6
Electric utility margin	$361	$331	$30	9

Electricity Sales (GWh):
Residential	1,786	1,569	217	14%
Commercial	985	927	58	6
Industrial	3,125	3,005	120	4
Other	403	392	11	3
Total retail	6,299	5,893	406	7
Wholesale	2,565	2,713	(148)	(5)
Total sales	8,864	8,606	258	3

Average number of retail customers (in thousands)	777	766	11	1%

Average revenue per MWh:
Retail	$61.66	$60.36	$1.30	2%
Wholesale	$22.66	$22.43	$0.23	1%

Heating degree days	3,335	2,663	672	25%

Sources of energy (GWh)(1):
Coal	3,329	2,962	367	12%
Nuclear	891	932	(41)	(4)
Natural gas	45	7	38	*
Wind and other(2)	3,985	3,784	201	5
Total energy generated	8,250	7,685	565	7
Energy purchased	788	1,076	(288)	(27)
Total	9,038	8,761	277	3

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric utility margin increased $30 million for the first quarter of 2018 compared to 2017 primarily due to:

(1)	Higher retail utility margin of $22 million due to -

•	an increase of $33 million from higher recoveries through bill riders, including $7 million of electric DSM program revenue (offset in operating expense);

•	an increase of $9 million from the impact of colder temperatures;

•	an increase of $9 million from non-weather-related usage factors, including higher industrial sales volumes; partially offset by

•	a decrease of $22 million from a provision for potential refunds related to regulatory outcomes in response to the 2017 tax reform; and

•	a decrease of $7 million from higher retail energy costs primarily due to higher coal-fueled generation costs;

(2)	Higher Multi-Value Projects ("MVPs") transmission revenue of $6 million due to continued capital additions; and

(3)	Higher wholesale gross margin of $2 million due to higher margins per unit from higher market prices.

Regulated Gas Utility Margin

A comparison of key operating results related to regulated gas utility margin is as follows:

	First Quarter
	2018	2017	Change
Gas utility margin (in millions):
Operating revenue	$275	$262	$13	5%
Cost of gas sold	179	172	7	4
Gas utility margin	$96	$90	$6	7

Natural gas throughput (000's Dth):
Residential	26,079	21,118	4,961	23%
Commercial	12,253	10,269	1,984	19
Industrial	1,416	1,483	(67)	(5)
Other	22	21	1	5
Total retail sales	39,770	32,891	6,879	21
Wholesale sales	11,176	12,599	(1,423)	(11)
Total sales	50,946	45,490	5,456	12
Gas transportation service	29,460	25,359	4,101	16
Total gas throughput	80,406	70,849	9,557	13

Average number of retail customers (in thousands)	757	748	9	1%
Average revenue per retail Dth sold	$5.81	$6.54	$(0.73)	(11)%
Average cost of natural gas per retail Dth sold	$3.70	$4.11	$(0.41)	(10)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.51	$3.77	$(0.26)	(7)%

Heating degree days	3,443	2,809	634	23%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas sold from its retail gas utility customers. Consequently, fluctuations in the cost of gas sold do not directly affect utility margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the first three months of 2018, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas sold decreased 7%, resulting in a decrease of $13 million in gas revenue and cost of gas sold compared to 2017, partially offset by higher gas sales volumes.

Regulated gas utility margin increased $6 million for the first quarter of 2018 compared to 2017 primarily due to:

(1)	An increase of $9 million from higher retail sales volumes due to the impact of colder temperatures;

(2)	An increase of $2 million from higher gas transportation services; partially offset by

(3)	A decrease of $7 million from a provision for potential refunds related to regulatory outcomes in response to the 2017 tax reform.
Operating Costs and Expenses

MidAmerican Energy -

Operations and maintenance increased $20 million for the first quarter of 2018 compared to 2017 primarily due to higher demand side management program expense of $8 million and higher transmission operations costs from MISO of $3 million, both of which are recoverable in bill riders and offset in operating revenue, and higher wind-powered generation maintenance from additional wind turbines of $6 million.

Depreciation and amortization increased $41 million for the first quarter of 2018 compared to 2017 due to higher accruals for Iowa regulatory arrangements of $27 million and $14 million related to wind generation and other plant placed in-service.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $5 million for the first quarter of 2018 compared to 2017 due to higher interest expense from the issuance of $700 million of 3.65% first mortgage bonds in February 2018, partially offset by the redemption of $350 million of 5.30% senior notes in March 2018.

Allowance for borrowed and equity funds increased $6 million for the first quarter of 2018 compared to 2017 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $25 million for the first quarter of 2018 compared to 2017, and the effective tax rate was (141)% for 2018 and (54)% for 2017. The changes in the effective tax rates for 2018 compared to 2017 were substantially due to an increase in recognized production tax credits and the effects of ratemaking.

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

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $23 million for the first quarter of 2017 compared to 2016, and the effective tax rate was (158)% for 2017 and (65)% for 2016. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2018, MidAmerican Energy's total net liquidity was $915 million consisting of $380 million of cash and cash equivalents and $905 million of credit facilities reduced by $370 million of the credit facilities reserved to support MidAmerican Energy's variable-rate tax-exempt bond obligations. As of March 31, 2018, MidAmerican Funding's total net liquidity was $919 million, including MHC Inc.'s $4 million credit facility.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017, were $230 million and $222 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017, were $228 million and $214 million, respectively. Cash flows from operating activities increased primarily due to higher cash gross margins for MidAmerican Energy's regulated electric business, partially offset by the timing of working capital.

In December 2017, the 2017 Tax Reform was enacted which, among other items, reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 and eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017, but did not impact production tax credits. MidAmerican Energy believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will be available for 2018 and 2019. MidAmerican Energy anticipates passing the benefits of lower tax expense to customers in the form of either rate reductions or rate base reductions. MidAmerican Energy expects lower revenue and income taxes as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. MidAmerican Energy does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. Refer to Regulatory Matters for further discussion of regulatory matters associated with the 2017 Tax Reform. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

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

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2018 and 2017, were $(371) million and $(246) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2018 and 2017, were $(371) million and $(246) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which increased due to higher wind-powered generating facility construction and repowering expenditures. Purchases and proceeds related to marketable securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2018 and 2017 were $337 million and $489 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2018 and 2017, were $339 million and $497 million, respectively. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds. In March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. An amount equal to the net proceeds was used to finance capital expenditures disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds. In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017. Through its commercial paper program, MidAmerican Energy made payments totaling $99 million in 2017. MidAmerican Funding received $2 million and $8 million in 2018 and 2017, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through February 28, 2019, commercial paper and bank notes aggregating $905 million at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2021 for which MidAmerican Energy may request that the banks extend the credit facility up to two years. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue an indeterminate amount of long-term debt securities through September 16, 2018. Additionally, MidAmerican Energy has authorization from the FERC to issue, through August 31, 2019, preferred stock up to an aggregate of $500 million and long-term debt securities up to an aggregate of $1.5 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the ICC to issue preferred stock up to an aggregate of $500 million through November 1, 2020, and additional long-term debt securities up to an aggregate of $1.5 billion, of which $500 million expires March 15, 2019, and $1.0 billion expires November 1, 2020.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of March 31, 2018, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment.

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

Capital Expenditures

MidAmerican Energy has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customers' rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2017	2018	2018

Wind-powered generation	$29	$16	$1,255
Wind-powered generation repowering	—	70	273
Transmission Multi-Value Projects	8	2	46
Other	201	277	901
Total	$238	$365	$2,475

MidAmerican Energy's forecast capital expenditures for 2018 include the following:

•
The construction of wind-powered generating facilities in Iowa. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in service in 2017 through 2019, including 334 MW (nominal ratings) placed in-service in 2017. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism in effect prior to 2018. The revised sharing mechanism, which was effective January 1, 2018, will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

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

•
Transmission MVP investments. In 2012, MidAmerican Energy started the construction of four MVPs located in Iowa and Illinois that were approved by the Midcontinent Independent System Operator, Inc. When complete, the four MVPs will have added approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system and will be owned and operated by MidAmerican Energy. As of March 31, 2018, 224 miles of these MVP transmission lines have been placed in-service.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2018, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2017.

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

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit. Parties have filed briefs and presented oral argument. MidAmerican Energy cannot predict the outcome of these lawsuits.

On January 9, 2017, the Electric Power Supply Association filed two requests with the FERC seeking to expand Minimum Offer Price Rule ("MOPR") provisions to apply to existing resources receiving zero emission credit compensation. If successful, an expanded MOPR could result in an increased risk of Quad Cities Station not clearing in future capacity auctions and Exelon Generation no longer receiving capacity revenues for the facility. As majority owner and operator of Quad Cities Station, Exelon Generation has filed protests at the FERC in response to each filing. The timing of the FERC's decision with respect to both proceedings is currently unknown and the outcome of these matters is currently uncertain.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2017. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2017.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2018, the related consolidated statements of operations for the three-month periods ended March 31, 2018 and 2017, and of changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2018 and 2017 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2017, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of Nevada Power's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 7, 2018

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$97	$57
Accounts receivable, net	191	238
Inventories	58	59
Regulatory assets	28	28
Other current assets	59	44
Total current assets	433	426

Property, plant and equipment, net	6,855	6,877
Regulatory assets	928	941
Other assets	38	35

Total assets	$8,254	$8,279

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$125	$156
Accrued interest	39	50
Accrued property, income and other taxes	70	63
Regulatory liabilities	104	91
Current portion of long-term debt and financial and capital lease obligations	1,340	842
Customer deposits	61	73
Other current liabilities	46	16
Total current liabilities	1,785	1,291

Long-term debt and financial and capital lease obligations	1,732	2,233
Regulatory liabilities	1,015	1,030
Deferred income taxes	764	767
Other long-term liabilities	280	280
Total liabilities	5,576	5,601

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	374	374
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	2,678	2,678

Total liabilities and shareholder's equity	$8,254	$8,279

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017

Operating revenue	$395	$392

Operating costs and expenses:
Cost of fuel, energy and capacity	170	165
Operations and maintenance	91	88
Depreciation and amortization	84	76
Property and other taxes	10	10
Total operating costs and expenses	355	339

Operating income	40	53

Other income (expense):
Interest expense	(45)	(44)
Allowance for equity funds	1	1
Other, net	4	5
Total other income (expense)	(40)	(38)

Income before income tax expense	—	15
Income tax expense	—	5
Net income	$—	$10

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2016	1,000	$—	$2,308	$667	$(3)	$2,972
Net income	—	—	—	10	—	10
Dividends declared	—	—	—	(75)	—	(75)
Balance, March 31, 2017	1,000	$—	$2,308	$602	$(3)	$2,907

Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	—	—	—
Balance, March 31, 2018	1,000	$—	$2,308	$374	$(4)	$2,678

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$—	$10
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	84	76
Deferred income taxes and amortization of investment tax credits	(7)	22
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	10	3
Deferred energy	—	(25)
Amortization of deferred energy	3	3
Other, net	9	(2)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	48	52
Inventories	1	7
Accrued property, income and other taxes	(1)	(26)
Accounts payable and other liabilities	(36)	(29)
Net cash flows from operating activities	110	90

Cash flows from investing activities:
Capital expenditures	(64)	(58)
Acquisitions	—	(77)
Net cash flows from investing activities	(64)	(135)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(5)	(79)
Dividends paid	—	(75)
Net cash flows from financing activities	(5)	(154)

Net change in cash and cash equivalents and restricted cash and cash equivalents	41	(199)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	66	290
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$107	$91

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2018.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2018	2017
Utility plant:
Generation	30 - 55 years	$3,707	$3,707
Distribution	20 - 65 years	3,329	3,314
Transmission	45 - 70 years	1,864	1,860
General and intangible plant	5 - 65 years	805	793
Utility plant		9,705	9,674
Accumulated depreciation and amortization		(2,930)	(2,871)
Utility plant, net		6,775	6,803
Other non-regulated, net of accumulated depreciation and amortization	45 years	2	1
Plant, net		6,777	6,804
Construction work-in-progress		78	73
Property, plant and equipment, net		$6,855	$6,877

During 2017, Nevada Power revised its electric depreciations rates effective January 2018 based on the results of a new depreciation study, the most significant impact of which was shorter estimated useful lives at the Navajo Generating Station and longer average service lives for various other utility plant groups. The net effect of these changes will increase depreciation and amortization expense by $7 million annually, or $2 million for the three-month period ended March 31, 2018, based on depreciable plant balances at the time of the change.

(4)	Restricted Cash and Cash Equivalents

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Nevada Power adopted this guidance January 1, 2018.

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$97	$57
Restricted cash and cash equivalents included in other current assets	10	9
Total cash and cash equivalents and restricted cash and cash equivalents	$107	$66

(5)    Regulatory Matters

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

Regulatory Rate Review

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of revenues related to equity returns above 9.7%. As a result of the order, Nevada Power recorded expense of $28 million primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. The new rates were effective on February 15, 2018. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order and intervening parties filed motions for reconsideration. The PUCN has not yet ruled on the filed motions. Nevada Power cannot predict the timing or ultimate outcome of the PUCN rulings.

The Tax Cuts and Jobs Act ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to the 2017 Tax Reform with a hearing scheduled in June 2018. Nevada Power cannot predict the timing or ultimate outcome of further regulatory proceedings.

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

In October 2016, Wynn became a distribution only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order that established the impact fee that was paid in September 2016 and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. This request is still pending.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Nevada Power. In December 2017, Caesars provided notice that it intends to transition eligible meters in the Nevada Power service territory to unbundled electric service in February 2018 at the earliest. In February 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier. Following the PUCN’s order from March 2017, Caesars’ will pay an impact fee of $44 million in 72 equal monthly payments.

(6)     Recent Financing Transactions

Long-Term Debt

In April 2018, Nevada Power issued $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020. Nevada Power intends to use the net proceeds, together with available cash, to repay all of Nevada Power's $325 million 6.50% General and Refunding Mortgage Notes, Series O, maturing in May 2018, and a portion of Nevada Power's $500 million 6.50% General and Refunding Mortgage Notes, Series S, maturing in August 2018 and for general corporate purposes.

Credit Facilities

In April 2018, Nevada Power amended and restated its existing $400 million secured credit facility, expiring June 2020, extending the expiration date to June 2021 and reducing from two to one, the available one-year extension options, subject to lender consent.

(7)    Income Taxes

Tax Cuts and Jobs Act

2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, the elimination of the deduction for production activities and limitations on bonus depreciation for utility property.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Nevada Power has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. Nevada Power has determined the amounts recorded and the interpretations relating to this items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Nevada Power believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

(8)    Employee Benefit Plans

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2018	2017
Qualified Pension Plan -
Other long-term liabilities	$(23)	$(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(10)	(10)

Other Postretirement Plans -
Other long-term liabilities	1	1

(9)	Fair Value Measurements

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2018
Assets:
Money market mutual funds(1)	$91	$—	$—	$91
Investment funds	2	—	—	2
	$93	$—	$—	$93

Liabilities - commodity derivatives	$—	$—	$(8)	$(8)

As of December 31, 2017
Assets - investment funds	$2	$—	$—	$2

Liabilities - commodity derivatives	$—	$—	$(3)	$(3)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2018 and December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

Nevada Power's investments in money market mutual funds and equity securities are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017

Beginning balance	$(3)	$(14)
Changes in fair value recognized in regulatory assets	(5)	(1)
Settlements	—	1
Ending balance	$(8)	$(14)

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

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,601	$2,999	$2,600	$3,088

(10)	Commitments and Contingencies

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

(11)    Revenue from Contracts with Customers

Adoption

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue"). The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. Nevada Power adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

Customer Revenue

Nevada Power recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which Nevada Power expects to be entitled in exchange for those goods or services. Nevada Power records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Substantially all of Nevada Power's Customer Revenue is derived from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission and distribution and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 840, "Leases" and amounts not considered Customer Revenue within ASC 606.

Revenue recognized is equal to what Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power's performance to date and includes billed and unbilled amounts. As of March 31, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $97 million and $111 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes Nevada Power's revenue by customer class for the three-month period ended March 31, 2018 (in millions):

March 31,
2018
Customer Revenue:
Retail:
Residential	$193
Commercial	95
Industrial	79
Other	6
Total fully bundled	373
Distribution only service	7
Total retail	380
Wholesale, transmission and other	10
Total Customer Revenue	390
Other revenue	5
Total revenue	$395

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Nevada Power would recognize a contract asset or contract liability depending on the relationship between Nevada Power's performance and the customer's payment. As of March 31, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

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

Results of Operations for the First Quarter of 2018 and 2017

Overview

Net income for the first quarter of 2018 was $- million, a decrease of $10 million, or 100%, compared to 2017 primarily due to an $8 million increase in depreciation expense due to various regulatory amortizations, $3 million of higher operations and maintenance due to a legal settlement and $2 million of lower utility margin.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, utility margin, to help evaluate results of operations. Utility margin is calculated as electric operating revenue less cost of fuel, energy and capacity, which are captions presented on the Consolidated Statements of Operations.
Nevada Power’s cost of fuel, energy and capacity and natural gas purchased for resale are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in the Nevada Power’s revenue are comparable to changes in such expenses. As such, management believes utility margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2018	2017	Change
Utility margin:
Operating revenue	$395	$392	$3	1%
Cost of fuel, energy and capacity	170	165	5	3
Utility margin	225	227	(2)	(1)
Operations and maintenance	91	88	3	3
Depreciation and amortization	84	76	8	11
Property and other taxes	10	10	—	—
Operating income	$40	$53	$(13)	(25)

A comparison of Nevada Power's key operating results is as follows:

	First Quarter
	2018	2017	Change
Utility margin (in millions):
Operating revenue	$395	$392	$3	1%
Cost of fuel, energy and capacity	170	165	5	3
Utility margin	$225	$227	$(2)	(1)

GWh sold:
Residential	1,482	1,518	(36)	(2)%
Commercial	990	974	16	2
Industrial	1,234	1,447	(213)	(15)
Other	50	49	1	2
Total fully bundled(1)	3,756	3,988	(232)	(6)
Distribution only service	492	320	172	54
Total retail	4,248	4,308	(60)	(1)
Wholesale	44	109	(65)	(60)
Total GWh sold	4,292	4,417	(125)	(3)

Average number of retail customers (in thousands):
Residential	818	805	13	2%
Commercial	107	106	1	1
Industrial	2	2	—	—
Total	927	913	14	2

Average per MWh:
Revenue - fully bundled(1)	$99.29	$93.81	$5.48	6%
Total cost of energy(2)	$44.60	$39.61	$4.99	13%

Heating degree days	816	775	41	5%
Cooling degree days	19	111	(92)	(83)%

Sources of energy (GWh)(3):
Natural gas	2,401	2,460	(59)	(2)%
Coal	249	506	(257)	(51)
Renewables	15	16	(1)	(6)
Total energy generated	2,665	2,982	(317)	(11)
Energy purchased	1,146	1,189	(43)	(4)
Total	3,811	4,171	(360)	(9)

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 70 and 137 GWh of coal and 680 and 665 GWh of gas generated energy that is purchased at cost by related parties for the first quarter of 2018 and 2017, respectively.

(3)	GWh amounts are net of energy used by the related generating facilities.

Utility margin decreased $2 million, or 1%, for the first quarter of 2018 compared to 2017 due to:

•	$3 million lower residential volumes primarily from the impacts of weather;

•	$2 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers and

•	$2 million due to lower retail rates primarily due to the 2017 regulatory rate review with rates effective February 2018.
The decrease in utility margin was offset by:

•	$2 million due to commercial and industrial customer growth and usage and

•	$2 million in higher other revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers.

Operations and maintenance increased $3 million, or 3%, for the first quarter of 2018 compared to 2017 due to settlement costs associated with a personal injury claim, partially offset by decreased maintenance costs.

Depreciation and amortization increased $8 million, or 11%, for the first quarter of 2018 compared to 2017 primarily due to various regulatory directed amortizations.

Income tax expense decreased $5 million for the first quarter of 2018 compared to 2017. Nevada Power did not incur tax expense in 2018 due to $- million income before income tax expense. The effective tax rate was 33% in 2017.

Liquidity and Capital Resources

As of March 31, 2018, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$97
Credit facility	400
Total net liquidity	$497
Credit facility:
Maturity date	2020

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017 were $110 million and $90 million, respectively. The change was due to the timing of payments and receipts including a decrease in fuel costs and increased collections from customers due to higher deferred energy rates partially offset by lower retail general rates. The increase was partially offset by higher payments for operating costs.

Nevada Power's income tax cash flows benefited in 2017 and 2016 from 50% bonus depreciation on qualifying assets placed in service and from investment tax credits earned on qualifying solar projects. In December 2017, the 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and eliminated the deduction for production activities, but did not impact investment tax credits. Nevada Power believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to the 2017 Tax Reform with a hearing scheduled in June 2018. Nevada Power expects lower revenue collections and income tax payments as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. Nevada Power does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2018 and 2017 were $(64) million and $(135) million, respectively. The change was due to the acquisition of the remaining 25% in the Silverhawk generating station in 2017, partially offset by increased capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2018 and 2017 were $(5) million and $(154) million, respectively. The change was due to lower redemptions of long‑term debt and dividends paid to NV Energy, Inc. in 2018.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. Following the April 2018 issuance of $575 million of general and refunding mortgage securities, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue new long-term debt securities of up to $1.3 billion; (2) refinance up to $656 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of March 31, 2018.

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

Capital Expenditures

Nevada Power has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customers' rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution control technologies, replacement generation and associated operating costs are generally incorporated into Nevada Power's regulated retail rates. Expenditures for certain assets may ultimately include acquisition of existing assets.

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2017	2018	2018

Solar generation	$—	$—	$8
Distribution	23	27	166
Transmission system investment	3	2	23
Other	32	35	128
Total	$58	$64	$325

Nevada Power's approved forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2017.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2018, the related consolidated statements of operations for the three-month periods ended March 31, 2018 and 2017, and of changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2018 and 2017 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2017, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of Nevada Power's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 7, 2018

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$32	$4
Accounts receivable, net	107	112
Inventories	48	49
Regulatory assets	18	32
Other current assets	24	17
Total current assets	229	214

Property, plant and equipment, net	2,901	2,892
Regulatory assets	300	300
Other assets	9	7

Total assets	$3,439	$3,413

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$74	$92
Accrued interest	11	14
Accrued property, income and other taxes	13	10
Regulatory liabilities	27	19
Current portion of long-term debt and financial and capital lease obligations	2	2
Customer deposits	17	15
Other current liabilities	18	12
Total current liabilities	162	164

Long-term debt and financial and capital lease obligations	1,151	1,152
Regulatory liabilities	474	481
Deferred income taxes	338	330
Other long-term liabilities	108	114
Total liabilities	2,233	2,241

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Retained earnings	96	62
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,206	1,172

Total liabilities and shareholder's equity	$3,439	$3,413

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Electric	$181	$159
Natural gas	41	34
Total operating revenue	222	193

Operating costs and expenses:
Cost of fuel, energy and capacity	77	56
Natural gas purchased for resale	23	16
Operations and maintenance	39	41
Depreciation and amortization	30	28
Property and other taxes	6	6
Total operating costs and expenses	175	147

Operating income	47	46

Other income (expense):
Interest expense	(10)	(11)
Allowance for equity funds	1	1
Other, net	2	1
Total other income (expense)	(7)	(9)

Income before income tax expense	40	37
Income tax expense	6	13
Net income	$34	$24

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Other	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholder's
	Shares	Amount	Capital	(Deficit)	Loss, Net	Equity

Balance, December 31, 2016	1,000	$—	$1,111	$(2)	$(1)	$1,108
Net income	—	—	—	24	—	24
Dividends declared	—	—	—	(2)	—	(2)
Balance, March 31, 2017	1,000	$—	$1,111	$20	$(1)	$1,130

Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172
Net income	—	—	—	34	—	34
Balance, March 31, 2018	1,000	$—	$1,111	$96	$(1)	$1,206

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$34	$24
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	30	28
Allowance for equity funds	(1)	(1)
Deferred income taxes and amortization of investment tax credits	6	13
Changes in regulatory assets and liabilities	12	3
Deferred energy	13	(11)
Amortization of deferred energy	(4)	(21)
Other, net	—	2
Changes in other operating assets and liabilities:
Accounts receivable and other assets	3	20
Inventories	—	(3)
Accrued property, income and other taxes	(2)	(3)
Accounts payable and other liabilities	(16)	(63)
Net cash flows from operating activities	75	(12)

Cash flows from investing activities:
Capital expenditures	(45)	(41)
Net cash flows from investing activities	(45)	(41)

Cash flows from financing activities:
Net proceeds from short-term debt	—	6
Repayments of long-term debt and financial and capital lease obligations	—	(1)
Dividends paid	—	(2)
Net cash flows from financing activities	—	3

Net change in cash and cash equivalents and restricted cash and cash equivalents	30	(50)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	8	60
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$38	$10

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2018 and 2017. The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2018.

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

(3)	Restricted Cash and Cash Equivalents

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Sierra Pacific adopted this guidance January 1, 2018.

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2018	2017
Cash and cash equivalents	$32	$4
Restricted cash and cash equivalents included in other current assets	6	4
Total cash and cash equivalents and restricted cash and cash equivalents	$38	$8

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2018	2017
Utility plant:
Electric generation	25 - 60 years	$1,143	$1,144
Electric distribution	20 - 100 years	1,470	1,459
Electric transmission	50 - 100 years	791	786
Electric general and intangible plant	5 - 70 years	181	181
Natural gas distribution	35 - 70 years	390	390
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	296	294
Utility plant		4,285	4,268
Accumulated depreciation and amortization		(1,531)	(1,513)
Utility plant, net		2,754	2,755
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,759	2,760
Construction work-in-progress		142	132
Property, plant and equipment, net		$2,901	$2,892

(5)    Regulatory Matters

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

Regulatory Rate Review

The Tax Cuts and Jobs Act ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific, The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to the 2017 Tax Reform with a hearing scheduled in June 2018. Sierra Pacific cannot predict the timing or ultimate outcome of further regulatory proceedings.

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

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Sierra Pacific. In January 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory. Following the PUCN’s order from March 2017, Caesars’ will pay an impact fee of $4 million in 36 monthly payments.

In May 2017, Peppermill Resort Spa Casino ("Peppermill"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In August 2017, the PUCN approved a stipulation allowing Peppermill to purchase energy from alternative providers subject to conditions, including paying an impact fee. In September 2017, Peppermill provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In April 2018, Peppermill paid a one-time impact fee of $3 million and became a distribution only service customer and started procuring energy from another energy supplier.

(6)    Recent Financing Transactions

Credit Facilities

In April 2018, Sierra Pacific amended and restated its existing $250 million secured credit facility, expiring June 2020, extending the expiration date to June 2021 and reducing from two to one, the available one-year extension options, subject to lender consent.

(7)    Income Taxes

Tax Cuts and Jobs Act

2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, the elimination of the deduction for production activities and limitations on bonus depreciation for utility property.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Sierra Pacific has recorded the impacts of the 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. Sierra Pacific has determined the amounts recorded and the interpretations relating to this items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Sierra Pacific believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2018	2017

Federal statutory income tax rate	21%	35%
Effects of ratemaking	(5)	—
Other	(1)	—
Effective income tax rate	15%	35%

(8)    Employee Benefit Plans

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2018	2017
Qualified Pension Plan -
Other long-term liabilities	$(2)	$(2)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans -
Other long-term liabilities	(20)	(20)

(9)    Fair Value Measurements

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2018
Assets - money market mutual funds(1)	$30	$—	$—	$30

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

As of December 31, 2017
Assets - investment funds	$—	$—	$—	$—

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of March 31, 2018 and December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

Sierra Pacific's investments in money market mutual funds and equity securities are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017

Beginning balance	$—	$—
Changes in fair value recognized in regulatory assets	(2)	—
Ending balance	$(2)	$—

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

	As of March 31, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,186	$1,120	$1,221

(10)	Commitments and Contingencies

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

(11)	Revenue from Contracts with Customers

Adoption

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue"). The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. Sierra Pacific adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

Customer Revenue

Sierra Pacific recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which Sierra Pacific expects to be entitled in exchange for those goods or services. Sierra Pacific records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Substantially all of Sierra Pacific's Customer Revenue is derived from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 840, "Leases" and amounts not considered Customer Revenue within ASC 606.

Revenue recognized is equal to what Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific's performance to date and includes billed and unbilled amounts. As of March 31, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $57 million and $62 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes Sierra Pacific's revenue by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12, for the three-month period ended March 31, 2018 (in millions):

	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$68	$26	$94
Commercial	57	11	68
Industrial	39	3	42
Other	2	—	2
Total fully bundled	166	40	206
Distribution only service	1	—	1
Total retail	167	40	207
Wholesale, transmission and other	13	—	13
Total Customer Revenue	180	40	220
Other revenue	1	1	2
Total revenue	$181	$41	$222

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Sierra Pacific would recognize a contract asset or contract liability depending on the relationship between Sierra Pacific's performance and the customer's payment. As of March 31, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

(12)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2018	2017
Operating revenue:
Regulated electric	$181	$159
Regulated gas	41	34
Total operating revenue	$222	$193

Operating income:
Regulated electric	$37	$36
Regulated gas	10	10
Total operating income	47	46
Interest expense	(10)	(11)
Allowance for equity funds	1	1
Other, net	2	1
Income before income tax expense	$40	$37

	As of
	March 31,	December 31,
	2018	2017
Assets:
Regulated electric	$3,092	$3,103
Regulated gas	307	300
Regulated common assets(1)	40	10
Total assets	$3,439	$3,413

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the First Quarter of 2018 and 2017

Overview

Net income for the first quarter of 2018 was $34 million, an increase of $10 million, or 42%, compared to 2017 primarily due to 2017 Tax Reform, which reduced the federal statutory tax rate.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, electric utility margin and natural gas utility margin, to help evaluate results of operations. Electric utility margin is calculated as electric operating revenue less cost of fuel, energy and capacity while natural gas utility margin is calculated as natural gas operating revenue less natural gas purchased for resale, which are captions presented on the Consolidated Statements of Operations.
Sierra Pacific’s cost of fuel, energy and capacity and natural gas purchased for resale are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in the Sierra Pacific’s revenue are comparable to changes in such expenses. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Electric utility margin and natural gas utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2018	2017	Change
Electric utility margin:
Electric operating revenue	$181	$159	$22	14%
Cost of fuel, energy and capacity	77	56	21	38
Electric utility margin	104	103	1	1

Natural gas utility margin:
Natural gas operating revenue	41	34	7	21%
Natural gas purchased for resale	23	16	7	44
Natural gas utility margin	18	18	—	—

Utility margin	122	121	1	1%

Operations and maintenance	39	41	(2)	(5)%
Depreciation and amortization	30	28	2	7
Property and other taxes	6	6	—	—

Operating income	$47	$46	$1	2%

A comparison of Sierra Pacific's key operating results is as follows:

Electric Utility Margin

	First Quarter
	2018	2017	Change
Electric utility margin (in millions):
Electric operating revenue	$181	$159	$22	14%
Cost of fuel, energy and capacity	77	56	21	38
Electric utility margin	$104	$103	$1	1

GWh sold:
Residential	613	630	(17)	(3)%
Commercial	697	679	18	3
Industrial	819	744	75	10
Other	4	4	—	—
Total fully bundled(1)	2,133	2,057	76	4
Distribution only service	362	348	14	4
Total retail	2,495	2,405	90	4
Wholesale	171	182	(11)	(6)
Total GWh sold	2,666	2,587	79	3

Average number of retail customers (in thousands):
Residential	298	293	5	2%
Commercial	47	47	—	—
Total	345	340	5	1

Average per MWh:
Revenue - fully bundled(1)	$77.93	$69.89	$8.04	12%
Revenue - wholesale	$49.51	$50.06	$(0.55)	(1)
Total cost of energy(2)	$32.52	$23.07	$9.45	41

Heating degree days	2,140	2,133	7	—%

Sources of energy (GWh)(3):
Natural gas	1,057	1,010	47	5%
Renewables	6	5	1	20
Total energy generated	1,063	1,015	48	5
Energy purchased	1,306	1,423	(117)	(8)
Total	2,369	2,438	(69)	(3)

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

(3)	GWh amounts are net of energy used by the related generating facilities.

Natural Gas Utility Margin

	First Quarter
	2018	2017	Change
Natural gas utility margin (in millions):
Natural gas operating revenue	$41	$34	$7	21%
Natural gas purchased for resale	23	16	7	44
Natural gas utility margin	$18	$18	$—	—

Dth sold:
Residential	4,319	4,459	(140)	(3)%
Commercial	2,112	2,196	(84)	(4)
Industrial	690	660	30	5
Total retail	7,121	7,315	(194)	(3)

Average number of retail customers (in thousands)	166	163	3	2%
Average revenue per retail Dth sold	$5.61	$4.58	$1.03	22%
Average cost of natural gas per retail Dth sold	$3.20	$2.20	$1.00	45%
Heating degree days	2,140	2,133	7	—%

Operations and maintenance decreased $2 million, or 5%, for the first quarter of 2018 compared to 2017 primarily due to a decrease in maintenance costs, partially offset by a change in accounting for retirement benefits.

Other income (expense) is favorable $2 million, or 22%, for the first quarter of 2018 compared to 2017 primarily due to a change in accounting for retirement benefits implemented January 2018.

Income tax expense decreased $7 million, or 54%, for the first quarter of 2018 compared to 2017. The effective tax rate was 15% in 2018 and 35% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the federal statutory tax rate.

Liquidity and Capital Resources

As of March 31, 2018, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$32

Credit facility	250
Less:
Tax-exempt bond support	(80)
Net credit facility	170

Total net liquidity	$202
Credit facility:
Maturity date	2020

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2018 and 2017 were $75 million and $(12) million, respectively. The change was due to the timing of payments and receipts including a decrease in fuel costs, increased collections from customers due to higher deferred energy rates and lower payments for operating costs.

Sierra Pacific's income tax cash flows benefited in 2017 and 2016 from 50% bonus depreciation on qualifying assets placed in service. In December 2017, the 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and eliminated the deduction for production activities. Sierra Pacific believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from the 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to the 2017 Tax Reform with a hearing scheduled in June 2018. Sierra Pacific expects lower revenue collections and income tax payments as well as lower bonus depreciation benefits as a result of the 2017 Tax Reform and related regulatory treatment. Sierra Pacific does not expect the 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2018 and 2017 were $(45) million and $(41) million, respectively. The change was primarily due to increased capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2018 and 2017 were $- million and $3 million, respectively. The change was primarily due to proceeds from short-term debt in 2017, partially offset by dividends paid to NV Energy, Inc. in 2018.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of March 31, 2018, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of March 31, 2018.

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

Capital Expenditures

Sierra Pacific has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customers' rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution-control technologies, replacement generation and associated operating costs are generally incorporated into Sierra Pacific's regulated retail rates. Expenditures for certain assets may ultimately include acquisition of existing assets.

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2017	2018	2018

Distribution	$22	$31	$156
Transmission system investment	1	1	13
Other	18	13	53
Total	$41	$45	$222

Sierra Pacific's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2017. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2017. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2017. Refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2018.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2017.

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

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

The following is a list of exhibits filed as part of this Quarterly Report.

Exhibit No.	Description

BERKSHIRE HATHAWAY ENERGY

10.1
$3,500,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks.

10.2
Third Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of April 19, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.3
Third Amending Agreement to Third Amended and Restated Credit Agreement, dated as of April 19, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

10.4
$600,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

10.5
$600,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

10.6
$900,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, LTD., as Administrative Agent and the LC Issuing Banks.

MIDAMERICAN FUNDING

31.7	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.7	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.8	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

NEVADA POWER

3.1	Amended and Restated By-Laws of Nevada Power Company as amended December 21, 2017.

15.4	Awareness Letter of Independent Registered Public Accounting Firm.

31.9	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.9	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.10	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

4.1
Officer's Certificate establishing the terms of Nevada Power Company’s 2.75% General and Refunding Mortgage Notes, Series BB, due 2020 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated April 12, 2018).

10.7
$400,000,000 Third Amended and Restated Credit Agreement, dated as of April 30, 2018, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

SIERRA PACIFIC

3.2	Amended and Restated By-Laws of Sierra Pacific Power Company as amended December 21, 2017.

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.8
$250,000,000 Third Amended and Restated Credit Agreement, dated as of April 30, 2018, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 7, 2018	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 7, 2018	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 7, 2018	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 7, 2018	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 7, 2018	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)