Form 10-Q
period 2018-06-30
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; PACIFICORP /OR/; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2018-08-06
CIK 1081316, 90144, 71180, 75594, 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of July 31, 2018, 77,025,044 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of July 31, 2018, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of July 31, 2018.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2018, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2018, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of July 31, 2018, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Berkshire Hathaway	Berkshire Hathaway Inc.

Certain Industry Terms
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
Dth	Decatherms
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GHG	Greenhouse Gases
GWh	Gigawatt Hours
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
IUB	Iowa Utilities Board

kV	Kilovolt
MW	Megawatts
MWh	Megawatt Hours
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	30
PacifiCorp and its subsidiaries	72
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	107
Nevada Power Company and its subsidiaries	132
Sierra Pacific Power Company and its subsidiaries	153

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2018, the related consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 3, 2018

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,224	$935
Restricted cash and cash equivalents	297	327
Trade receivables, net	1,966	2,014
Income tax receivable	123	334
Inventories	860	888
Mortgage loans held for sale	763	465
Other current assets	881	815
Total current assets	6,114	5,778

Property, plant and equipment, net	66,709	65,871
Goodwill	9,670	9,678
Regulatory assets	2,783	2,761
Investments and restricted cash and cash equivalents and investments	4,404	4,872
Other assets	1,261	1,248

Total assets	$90,941	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,189	$1,519
Accrued interest	516	488
Accrued property, income and other taxes	413	354
Accrued employee expenses	356	274
Short-term debt	3,424	4,488
Current portion of long-term debt	3,358	3,431
Other current liabilities	1,152	1,049
Total current liabilities	10,408	11,603

BHE senior debt	7,629	5,452
BHE junior subordinated debentures	100	100
Subsidiary debt	25,620	26,210
Regulatory liabilities	7,496	7,309
Deferred income taxes	8,592	8,242
Other long-term liabilities	2,792	2,984
Total liabilities	62,637	61,900

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,358	6,368
Long-term income tax receivable	(494)	—
Retained earnings	23,976	22,206
Accumulated other comprehensive loss, net	(1,665)	(398)
Total BHE shareholders' equity	28,175	28,176
Noncontrolling interests	129	132
Total equity	28,304	28,308

Total liabilities and equity	$90,941	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Energy	$3,720	$3,598	$7,399	$7,179
Real estate	1,273	956	2,034	1,541
Total operating revenue	4,993	4,554	9,433	8,720

Operating expenses:
Energy:
Cost of sales	1,126	1,049	2,294	2,168
Operations and maintenance	849	817	1,633	1,562
Depreciation and amortization	739	660	1,443	1,270
Property and other taxes	142	137	286	279
Real estate	1,165	846	1,934	1,429
Total operating expenses	4,021	3,509	7,590	6,708

Operating income	972	1,045	1,843	2,012

Other income (expense):
Interest expense	(461)	(457)	(927)	(915)
Capitalized interest	15	10	27	20
Allowance for equity funds	24	18	45	35
Interest and dividend income	32	27	58	53
(Losses) gains on marketable securities, net	(387)	2	(596)	5
Other, net	1	(1)	31	25
Total other income (expense)	(776)	(401)	(1,362)	(777)

Income before income tax (benefit) expense and equity income	196	644	481	1,235
Income tax (benefit) expense	(168)	83	(389)	135
Equity income	14	26	26	50
Net income	378	587	896	1,150
Net income attributable to noncontrolling interests	6	13	11	20
Net income attributable to BHE shareholders	$372	$574	$885	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Net income	$378	$587	$896	$1,150

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $16, $(3), $12 and $(4)	54	(4)	51	1
Foreign currency translation adjustment	(307)	221	(234)	308
Unrealized gains on marketable securities, net of tax of $-, $53, $- and $71	—	81	—	119
Unrealized gains (losses) on cash flow hedges, net of tax of $1, $(2), $- and $(4)	3	(2)	1	(6)
Total other comprehensive (loss) income, net of tax	(250)	296	(182)	422

Comprehensive income	128	883	714	1,572
Comprehensive income attributable to noncontrolling interests	6	13	11	20
Comprehensive income attributable to BHE shareholders	$122	$870	$703	$1,552

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Common		Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2016	77	$—	$6,390	$—	$19,448	$(1,511)	$136	$24,463
Net income	—	—	—	—	1,130	—	9	1,139
Other comprehensive income	—	—	—	—	—	422	—	422
Common stock purchases	—	—	(1)	—	(18)	—	—	(19)
Common stock exchange	—	—	(6)	—	(94)	—	—	(100)
Distributions	—	—	—	—	—	—	(12)	(12)
Other equity transactions	—	—	(21)	—	1	—	(3)	(23)
Balance, June 30, 2017	77	$—	$6,362	$—	$20,467	$(1,089)	$130	$25,870

Balance, December 31, 2017	77	$—	$6,368	$—	$22,206	$(398)	$132	$28,308
Adoption of ASU 2016-01	—	—	—	—	1,085	(1,085)	—	—
Net income	—	—	—	—	885	—	8	893
Other comprehensive loss	—	—	—	—	—	(182)	—	(182)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	115	(115)	—	—	—
Common stock purchases	—	—	(5)	—	(85)	—	—	(90)
Distributions	—	—	—	—	—	—	(12)	(12)
Other equity transactions	—	—	(5)	—	—	—	1	(4)
Balance, June 30, 2018	77	$—	$6,358	$(494)	$23,976	$(1,665)	$129	$28,304

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$896	$1,150
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	596	(5)
Depreciation and amortization	1,466	1,292
Allowance for equity funds	(45)	(35)
Equity income, net of distributions	1	(9)
Changes in regulatory assets and liabilities	206	21
Deferred income taxes and amortization of investment tax credits	(264)	341
Other, net	26	8
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(226)	(73)
Derivative collateral, net	(5)	(13)
Pension and other postretirement benefit plans	(23)	(25)
Accrued property, income and other taxes, net	174	(244)
Accounts payable and other liabilities	16	20
Net cash flows from operating activities	2,818	2,428

Cash flows from investing activities:
Capital expenditures	(2,779)	(1,813)
Acquisitions, net of cash acquired	(107)	(588)
Purchases of marketable securities	(209)	(122)
Proceeds from sales of marketable securities	184	127
Equity method investments	(151)	(79)
Other, net	43	(6)
Net cash flows from investing activities	(3,019)	(2,481)

Cash flows from financing activities:
Proceeds from BHE senior debt	2,176	—
Repayments of BHE senior debt and junior subordinated debentures	(650)	(950)
Common stock purchases	(90)	(19)
Proceeds from subsidiary debt	1,313	1,163
Repayments of subsidiary debt	(1,082)	(668)
Net (repayments of) proceeds from short-term debt	(1,048)	617
Purchase of redeemable noncontrolling interest	(131)	—
Other, net	(23)	(31)
Net cash flows from financing activities	465	112

Effect of exchange rate changes	(3)	3

Net change in cash and cash equivalents and restricted cash and cash equivalents	261	62
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,283	1,003
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,544	$1,065

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2018 and for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2018.

(2)	New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, which amends FASB Accounting Standards Codification ("ASC") Topic 220, "Income Statement - Reporting Comprehensive Income." The amendments in this guidance require a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects that were created from the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform"). The reclassification is the difference between the historical income tax rates and the enacted rate for the items previously recorded in accumulated other comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted retrospectively to each period in which the effect of the change in 2017 Tax Reform is recognized. Considering the significant components of the Company's accumulated other comprehensive income relate to (a) unrecognized amounts on retirement benefits of foreign pension plans and (b) unrealized gains on available-for-sale securities, which were reclassified as required by ASU No. 2016-01 that was adopted on January 1, 2018, the adoption of ASU No. 2018-02 will not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

The Company completed various acquisitions totaling $107 million, net of cash acquired, for the six-month period ended June 30, 2018. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses. There were no other material assets acquired or liabilities assumed. Additionally, in April 2018, HomeServices acquired the remaining 33.3% interest in a real estate brokerage franchise business from the noncontrolling interest member at a contractually determined option exercise price totaling $131 million.

The Company completed various acquisitions totaling $588 million, net of cash acquired, for the six-month period ended June 30, 2017. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to development and construction costs for the 110-megawatt Alamo 6 solar-powered generation project, the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power and a residential real estate brokerage business. There were no other material assets acquired or liabilities assumed.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2018	2017
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$74,975	$74,660
Interstate natural gas pipeline assets	3-80 years	7,240	7,176
		82,215	81,836
Accumulated depreciation and amortization		(25,155)	(24,478)
Regulated assets, net		57,060	57,358

Nonregulated assets:
Independent power plants	5-30 years	6,553	6,010
Other assets	3-30 years	1,589	1,489
		8,142	7,499
Accumulated depreciation and amortization		(1,697)	(1,542)
Nonregulated assets, net		6,445	5,957

Net operating assets		63,505	63,315
Construction work-in-progress		3,204	2,556
Property, plant and equipment, net		$66,709	$65,871

Construction work-in-progress includes $2.8 billion as of June 30, 2018 and $2.2 billion as of December 31, 2017, related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2018	2017
Investments:
BYD Company Limited common stock	$1,364	$1,961
Rabbi trusts	387	441
Other	186	124
Total investments	1,937	2,526

Equity method investments:
BHE Renewables tax equity investments	1,159	1,025
Electric Transmission Texas, LLC	535	524
Bridger Coal Company	124	137
Other	149	148
Total equity method investments	1,967	1,834

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	522	515
Restricted cash and cash equivalents	320	348
Total restricted cash and cash equivalents and investments	842	863

Total investments and restricted cash and cash equivalents and investments	$4,746	$5,223

Reflected as:
Current assets	$342	$351
Noncurrent assets	4,404	4,872
Total investments and restricted cash and cash equivalents and investments	$4,746	$5,223

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

The portion of unrealized losses related to investments still held as of June 30, 2018 is calculated as follows (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2018	2018
Losses on marketable securities recognized during the period	$(387)	$(596)
Less: Net (losses) gains recognized during the period on marketable securities sold during the period	(1)	1
Unrealized losses recognized during the period on marketable securities still held at the reporting date	$(386)	$(597)

Equity Method Investments

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. The Company adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $14 million previously recognized within investing cash flows to operating cash flows for the six-month period ended June 30, 2017.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,224	$935
Restricted cash and cash equivalents	297	327
Investments and restricted cash and cash equivalents and investments	23	21
Total cash and cash equivalents and restricted cash and cash equivalents	$1,544	$1,283

(6)	Recent Financing Transactions

Long-Term Debt

In July 2018, BHE issued $1.0 billion of its 4.45% Senior Notes due 2049. BHE used the net proceeds to refinance a portion of the Company's short-term indebtedness and for general corporate purposes.

In July 2018, Northern Natural Gas issued $450 million of its 4.30% Senior Bonds due 2049. Northern Natural Gas used the net proceeds to repay at maturity all of its $200 million 5.75% Senior Notes due July 2018 and for general corporate purposes.

In July 2018, PacifiCorp issued $600 million of its 4.125% First Mortgage Bonds due 2049. PacifiCorp used a portion of the net proceeds to repay all of its $500 million 5.65% First Mortgage Bonds due July 2018 and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

In April 2018, Nevada Power issued $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020. Nevada Power used a portion of the net proceeds to repay all of its $325 million 6.50% General and Refunding Mortgage Notes, Series O, maturing in May 2018. In August 2018, Nevada Power used the remaining net proceeds, together with available cash, to repay all of Nevada Power's $500 million 6.50% General and Refunding Mortgage Notes, Series S, maturing in August 2018.

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds.

In January 2018, BHE issued $450 million of its 2.375% Senior Notes due 2021, $400 million of its 2.80% Senior Notes due 2023, $600 million of its 3.25% Senior Notes due 2028 and $750 million of its 3.80% Senior Notes due 2048. The net proceeds were used to refinance a portion of the Company's short-term indebtedness and for general corporate purposes.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. The Company has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of the repatriation tax on foreign earnings and interpretations of the bonus depreciation rules. The Company has determined the amounts recorded and the interpretations relating to these two items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. The Company believes the estimates for the repatriation tax to be reasonable, however, additional time is required to validate the inputs to the foreign earnings and profits calculation, the basis on which the repatriation tax is determined, and additional guidance is required to determine state income tax implications. The Company also believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified, estimates may change. During the three- and six-month periods ended June 30, 2018, the Company reduced the liability estimate by $20 million and $45 million, respectively, based on additional guidance for certain state income tax implications of the repatriation tax. The accounting is estimated to be completed by December 2018.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law in the state of Iowa, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, the Company reduced deferred income tax liabilities $61 million and decreased deferred income tax expense by $2 million. As it is probable the change in deferred taxes for the Company's regulated businesses will be passed back to customers through regulatory mechanisms, the Company increased net regulatory liabilities by $59 million. In connection with Iowa Senate File 2417, the Company determined it was more appropriate to present the deferred income tax assets of $609 million associated with the state of Iowa net operating loss carryforward as a long-term income tax receivable from Berkshire Hathaway as a component of BHE's shareholders' equity. As the Company does not currently expect to receive any income tax amounts from Berkshire Hathaway related to the state of Iowa prior to the 2021 effective date, the Company has remeasured the long-term income tax receivable with Berkshire Hathaway at the enactment date and recorded a decrease to the long-term income tax receivable from Berkshire Hathaway of $115 million for the six-month period ended June 30, 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Income tax credits	(78)	(19)	(58)	(17)
State income tax, net of federal income tax benefit	(19)	1	(25)	(2)
Income tax effect of foreign income	(4)	(5)	(11)	(5)
Effects of ratemaking	(8)	—	(8)	—
Equity income	1	1	1	1
Other, net	1	—	(1)	(1)
Effective income tax rate	(86)%	13%	(81)%	11%

The effective tax rate decreased for the second quarter of 2018 compared to 2017 primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, higher production tax credits recognized of $33 million, lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax, and the favorable impacts of rate making.

The effective tax rate decreased for the first six months of 2018 compared to 2017 primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax, higher production tax credits recognized of $62 million, lower United States income tax on foreign earnings and the favorable impacts of rate making.

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

The Company's provision for income tax has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its United States federal and Iowa state income tax returns and substantially all of its currently payable or receivable income tax is remitted to or received from Berkshire Hathaway. For the six-month period ended June 30, 2018, the Company received net cash payments for federal income tax from Berkshire Hathaway totaling $311 million. For the six-month period ended June 30, 2017, the Company made net cash payments for federal income tax to Berkshire Hathaway totaling $24 million. As of June 30, 2018, the Company had a long-term income tax receivable from Berkshire Hathaway of $494 million for Iowa state income tax reflected as a component of BHE's shareholders' equity.

(8)	Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three- and six-month periods ended June 30, 2017 of $4 million and $8 million, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

Domestic Operations

Net periodic benefit (credit) cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Pension:
Service cost	$5	$6	$10	$12
Interest cost	26	29	52	58
Expected return on plan assets	(41)	(40)	(82)	(80)
Net amortization	7	8	15	15
Net periodic benefit (credit) cost	$(3)	$3	$(5)	$5

Other postretirement:
Service cost	$3	$2	$5	$4
Interest cost	6	8	12	14
Expected return on plan assets	(12)	(11)	(22)	(21)
Net amortization	(3)	(4)	(6)	(7)
Net periodic benefit credit	$(6)	$(5)	$(11)	$(10)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $37 million and $7 million, respectively, during 2018. As of June 30, 2018, $6 million of contributions had been made to both the domestic pension and other postretirement benefit plans.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Service cost	$5	$7	$10	$13
Interest cost	14	15	28	29
Expected return on plan assets	(26)	(25)	(53)	(49)
Settlement	24	—	24	—
Net amortization	14	16	29	33
Net periodic benefit cost	$31	$13	$38	$26

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £46 million during 2018. As of June 30, 2018, £23 million, or $32 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2018
Assets:
Commodity derivatives	$—	$46	$101	$(33)	$114
Interest rate derivatives	1	17	17	—	35
Mortgage loans held for sale	—	763	—	—	763
Money market mutual funds(2)	600	—	—	—	600
Debt securities:
United States government obligations	184	—	—	—	184
International government obligations	—	4	—	—	4
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	289	—	—	—	289
International companies	1,370	—	—	—	1,370
Investment funds	187	—	—	—	187
	$2,631	$868	$118	$(33)	$3,584
Liabilities:
Commodity derivatives	$—	$(184)	$(18)	$117	$(85)
Interest rate derivatives	—	(8)	—	—	(8)
	$—	$(192)	$(18)	$117	$(93)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017
Assets:
Commodity derivatives	$1	$42	$104	$(29)	$118
Interest rate derivatives	—	15	9	—	24
Mortgage loans held for sale	—	465	—	—	465
Money market mutual funds(2)	685	—	—	—	685
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	1,968	—	—	—	1,968
Investment funds	178	—	—	—	178
	$3,296	$565	$113	$(29)	$3,945
Liabilities:
Commodity derivatives	$(3)	$(167)	$(10)	$105	$(75)
Interest rate derivatives	—	(8)	—	—	(8)
	$(3)	$(175)	$(10)	$105	$(83)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $84 million and $76 million as of June 30, 2018 and December 31, 2017, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2018:
Beginning balance	$81	$16	$94	$9
Changes included in earnings	4	56	4	86
Changes in fair value recognized in OCI	1	—	—	—
Changes in fair value recognized in net regulatory assets	(5)	—	(14)	—
Purchases	—	—	1	—
Settlements	2	(55)	(2)	(78)
Ending balance	$83	$17	$83	$17

2017:
Beginning balance	$72	$9	$60	$6
Changes included in earnings	—	39	12	66
Changes in fair value recognized in OCI	—	—	(2)	—
Changes in fair value recognized in net regulatory assets	(3)	—	(2)	—
Purchases	1	—	1	(2)
Settlements	11	(40)	12	(62)
Ending balance	$81	$8	$81	$8

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

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$36,707	$40,139	$35,193	$40,522

(10)	Commitments and Contingencies

Easements

During the six-month period ended June 30, 2018, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $283 million through 2058 for land in Iowa on which some of its wind-powered generating facilities will be located.

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

Congress failed to pass legislation needed to implement the original KHSA. In April 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, in September 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also in September 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. In March 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. In April 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved. In June 2018, the FERC granted PacifiCorp’s motion to stay the effective date of the Lower Klamath Project license and all related compliance obligations, pending a Commission order on the license transfer. Meanwhile, the FERC continues to assess the KRRC’s capacity to become a project licensee for purposes of dam removal.

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

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. As of June 30, 2018 and December 31, 2017, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $722 million and $665 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes the Company's energy products and services revenue by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 14 (in millions):

	For the Three-Month Period Ended June 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other	Total
Customer Revenue:
Regulated:
Retail Electric	$1,115	$505	$691	$—	$—	$—	$—	$—	$2,311
Retail Gas	—	99	19	—	—	—	—	—	118
Wholesale	9	87	6	—	—	—	—	(1)	101
Transmission and distribution	30	14	25	216	—	174	—	—	459
Interstate pipeline	—	—	—	—	236	—	—	(25)	211
Other	—	—	1	—	—	—	—	—	1
Total Regulated	1,154	705	742	216	236	174	—	(26)	3,201
Nonregulated	—	5	1	10	—	3	186	158	363
Total Customer Revenue	1,154	710	743	226	236	177	186	132	3,564
Other revenue	39	8	7	20	—	—	60	22	156
Total	$1,193	$718	$750	$246	$236	$177	$246	$154	$3,720

	For the Six-Month Period Ended June 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other	Total
Customer Revenue:
Regulated:
Retail Electric	$2,211	$891	$1,230	$—	$—	$—	$—	$—	$4,332
Retail Gas	—	345	59	—	—	—	—	—	404
Wholesale	31	180	17	—	—	—	—	(2)	226
Transmission and distribution	52	30	45	465	—	354	—	—	946
Interstate pipeline	—	—	—	—	610	—	—	(66)	544
Other	—	—	1	—	—	—	—	—	1
Total Regulated	2,294	1,446	1,352	465	610	354	—	(68)	6,453
Nonregulated	—	5	1	21	—	3	303	302	635
Total Customer Revenue	2,294	1,451	1,353	486	610	357	303	234	7,088
Other revenue	83	14	14	38	2	—	97	63	311
Total	$2,377	$1,465	$1,367	$524	$612	$357	$400	$297	$7,399

Real Estate Services

The Company's HomeServices reportable segment consists of separate brokerage, mortgage and franchise businesses. Rates charged for brokerage, mortgage and franchise real estate services are established through contractual arrangements that establish the transaction price and the allocation of the price amongst the separate performance obligations. Other revenue consists primarily of revenue related to the mortgage businesses recognized in accordance with ASC 815, "Derivatives and Hedging", ASC 825, "Financial Instruments" and ASC 860, "Transfers and Servicing."

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

The following table summarizes the Company's real estate services revenue by line of business (in millions):

	HomeServices
	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2018	2018
Customer Revenue:
Brokerage	$1,168	$1,853
Franchise	19	34
Total Customer Revenue	1,187	1,887
Other revenue	86	147
Total	$1,273	$2,034

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, the Company would recognize a contract asset or contract liability depending on the relationship between the Company's performance and the customer's payment. As of June 30, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the three- and six-month periods ended June 30, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2018, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$810	$5,955	$6,765
BHE Transmission	350	—	350
Total	$1,160	$5,955	$7,115

(12)	BHE Shareholders' Equity

Common Stock

In March 2018, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 149,281 shares of its common stock for $90 million. In February 2017, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 35,000 shares of its common stock for $19 million.

(13)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains (Losses)	Attributable
	Retirement	Translation	Marketable	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2016	$(447)	$(1,675)	$585	$26	$(1,511)
Other comprehensive income (loss)	1	308	119	(6)	422
Balance, June 30, 2017	$(446)	$(1,367)	$704	$20	$(1,089)

Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive income (loss)	51	(234)	—	1	(182)
Balance, June 30, 2018	$(332)	$(1,363)	$—	$30	$(1,665)

For more information regarding the adoption of ASU 2016-01, refer to Note 5.

(14)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
PacifiCorp	$1,193	$1,245	$2,377	$2,526
MidAmerican Funding	718	659	1,465	1,355
NV Energy	750	753	1,367	1,337
Northern Powergrid	246	219	524	464
BHE Pipeline Group	236	192	612	507
BHE Transmission	177	158	357	324
BHE Renewables	246	220	400	364
HomeServices	1,273	956	2,034	1,541
BHE and Other(1)	154	152	297	302
Total operating revenue	$4,993	$4,554	$9,433	$8,720

Depreciation and amortization:
PacifiCorp	$197	$202	$399	$398
MidAmerican Funding	208	141	366	258
NV Energy	114	106	227	210
Northern Powergrid	64	52	127	101
BHE Pipeline Group	30	43	72	73
BHE Transmission	61	53	123	107
BHE Renewables	66	63	130	124
HomeServices	11	10	23	22
BHE and Other(1)	(1)	—	(1)	(1)
Total depreciation and amortization	$750	$670	$1,466	$1,292

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating income:
PacifiCorp	$284	$333	$531	$672
MidAmerican Funding	87	131	166	233
NV Energy	144	192	233	290
Northern Powergrid	111	100	258	240
BHE Pipeline Group	57	54	283	262
BHE Transmission	81	73	162	150
BHE Renewables	104	84	132	99
HomeServices	108	110	100	112
BHE and Other(1)	(4)	(32)	(22)	(46)
Total operating income	972	1,045	1,843	2,012
Interest expense	(461)	(457)	(927)	(915)
Capitalized interest	15	10	27	20
Allowance for equity funds	24	18	45	35
Interest and dividend income	32	27	58	53
(Losses) gains on marketable securities, net	(387)	2	(596)	5
Other, net	1	(1)	31	25
Total income before income tax expense and equity income	$196	$644	$481	$1,235

Interest expense:
PacifiCorp	$96	$95	$192	$190
MidAmerican Funding	61	59	124	118
NV Energy	59	58	117	116
Northern Powergrid	36	33	73	64
BHE Pipeline Group	10	10	20	22
BHE Transmission	42	39	85	80
BHE Renewables	49	52	101	102
HomeServices	6	1	10	2
BHE and Other(1)	102	110	205	221
Total interest expense	$461	$457	$927	$915

Operating revenue by country:
United States	$4,570	$4,177	$8,548	$7,924
United Kingdom	245	219	522	464
Canada	177	158	357	324
Philippines and other	1	—	6	8
Total operating revenue by country	$4,993	$4,554	$9,433	$8,720

Income before income tax expense and equity income by country:
United States	$93	$529	$211	$952
United Kingdom	49	62	161	164
Canada	41	38	82	80
Philippines and other	13	15	27	39
Total income before income tax expense and equity income by country	$196	$644	$481	$1,235

	As of
	June 30,	December 31,
	2018	2017
Assets:
PacifiCorp	$23,124	$23,086
MidAmerican Funding	18,998	18,444
NV Energy	14,311	13,903
Northern Powergrid	7,537	7,565
BHE Pipeline Group	5,194	5,134
BHE Transmission	8,644	9,009
BHE Renewables	8,343	7,687
HomeServices	3,213	2,722
BHE and Other(1)	1,577	2,658
Total assets	$90,941	$90,208

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2018 (in millions):

					BHE Pipeline Group
		MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
	PacifiCorp								Total

December 31, 2017	$1,129	$2,102	$2,369	$991	$73	$1,571	$95	$1,348	$9,678
Acquisitions	—	—	—	—	—	—	—	75	75
Foreign currency translation	—	—	—	(16)	—	(67)	—	—	(83)
June 30, 2018	$1,129	$2,102	$2,369	$975	$73	$1,504	$95	$1,423	$9,670

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2018 and 2017

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Net income attributable to BHE shareholders:
PacifiCorp	$185	$176	$9	5%	$333	$355	$(22)	(6)%
MidAmerican Funding	103	131	(28)	(21)	206	233	(27)	(12)
NV Energy	77	91	(14)	(15)	110	124	(14)	(11)
Northern Powergrid	41	53	(12)	(23)	125	135	(10)	(7)
BHE Pipeline Group	40	27	13	48	207	148	59	40
BHE Transmission	53	53	—	—	109	113	(4)	(4)
BHE Renewables	111	71	40	56	165	105	60	57
HomeServices	77	62	15	24	67	62	5	8
BHE and Other	(315)	(90)	(225)	*	(437)	(145)	(292)	*
Total net income attributable to BHE shareholders	$372	$574	$(202)	(35)	$885	$1,130	$(245)	(22)

*    Not meaningful

Net income attributable to BHE shareholders decreased $202 million for the second quarter of 2018 compared to 2017 due to an after-tax unrealized loss on the investment in BYD Company Limited in 2018 totaling $283 million and the following factors:

•
PacifiCorp's net income increased $9 million primarily due to a decrease in income tax expense of $56 million from lower federal tax rates due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") and lower depreciation and amortization of $5 million, partially offset by lower utility margins of $55 million. Utility margins decreased due to lower average retail rates, including $53 million of refund accruals related to 2017 Tax Reform, lower retail customer volumes of 1.2%, mainly from the unfavorable impact of weather and lower industrial usage, and higher purchased electricity costs, partially offset by higher wholesale revenue.

•
MidAmerican Funding's net income decreased $28 million primarily due to higher depreciation and amortization of $67 million from increases for Iowa revenue sharing and additional plant in-service and higher fossil-fueled generation maintenance of $13 million, partially offset by higher electric utility margins of $44 million and a higher income tax benefit of $6 million primarily from a lower federal tax rate due to the impact of 2017 Tax Reform, net of a $15 million reduction in recognized production tax credits. Electric utility margins increased due to higher recoveries through bill riders and higher retail customer volumes of 8.1% primarily from industrial growth and the favorable impact of weather, partially offset by lower average rates of $27 million predominantly from accruals related to 2017 Tax Reform and higher generation and purchased power costs.

•
NV Energy's net income decreased $14 million primarily due to a decrease in electric utility margins of $21 million, an increase in operations and maintenance expense of $17 million primarily due to higher political activity expenses and an increase in depreciation and amortization of $8 million as a result of the Nevada Power 2017 regulatory rate review, partially offset by a decrease in income tax expense of $33 million primarily from lower federal tax rates due to the impact of 2017 Tax Reform. Electric utility margins decreased due to lower average retail rates, including $22 million of rate impacts related to 2017 Tax Reform, partially offset by higher retail customer volumes of 2.1%, mainly from the favorable impact of weather.

•
Northern Powergrid's net income decreased $12 million primarily due to higher pension expense of $16 million, largely resulting from pension settlement losses recognized in 2018 due to higher lump sum payments, and higher distribution-related operating expenses and depreciation, partially offset by higher distribution revenue of $5 million and the weaker United States dollar of $2 million. Distribution revenue increased mainly due to higher tariff rates, partially offset by unfavorable movements in regulatory provisions.

•
BHE Pipeline Group’s net income increased $13 million primarily due to a decrease in income tax expense of $5 million from lower federal tax rates due to the impact of 2017 Tax Reform, higher transportation revenues from higher volumes and rates and costs incurred in 2017 associated with the early redemption of the 4.893% Senior Notes at Kern River, partially offset by higher operations and maintenance expense.

•
BHE Transmission's net income was unchanged as higher earnings at AltaLink due to a weaker United States dollar were offset by lower earnings at BHE U.S. Transmission from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of a regulatory rate order in March 2017.

•
BHE Renewables' net income increased $40 million primarily due to favorable earnings from additional tax equity investments, additional wind and solar capacity placed in-service and higher generation and pricing at the solar and wind projects.

•
HomeServices' net income increased $15 million primarily due to net income of $24 million contributed from acquired businesses and a decrease in income tax expense from lower federal tax rates due to the impact of 2017 Tax Reform, partially offset by higher operating expenses and lower net revenues at existing businesses and higher interest expense from increased borrowings related to acquisitions.

•
BHE and Other net loss increased $225 million primarily due to the aforementioned after-tax unrealized loss on the investment in BYD Company Limited totaling $283 million and a lower income tax benefit of $12 million from 2017 Tax Reform, partially offset by higher federal income tax credits recognized on a consolidated basis, lower other operating costs and lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax.

Net income attributable to BHE shareholders decreased $245 million for the first six months of 2018 compared to 2017 due to an after-tax unrealized loss on the investment in BYD Company Limited in 2018 totaling $432 million and the following factors:

•
PacifiCorp's net income decreased $22 million primarily due to lower utility margins of $144 million, partially offset by a decrease in income tax expense of $116 million from lower federal tax rates due to the impact of 2017 Tax Reform and lower operations and maintenance expenses of $6 million. Utility margins decreased due to lower average retail rates, including $106 million of refund accruals related to 2017 Tax Reform, lower retail volumes of 2.3%, mainly from the unfavorable impact of weather and lower industrial usage, and higher purchased electricity costs, partially offset by higher wholesale revenue and lower coal costs.

•
MidAmerican Funding's net income decreased $27 million primarily due to higher depreciation and amortization of $108 million from increases for Iowa revenue sharing and additional plant in-service, higher fossil-fueled generation maintenance of $15 million, higher wind-powered generation maintenance of $11 million and increases in other operating expenses, partially offset by higher electric utility margins of $74 million, higher natural gas utility margins of $8 million and a higher income tax benefit of $29 million primarily from a lower federal tax rate due to the impact of 2017 Tax Reform, net of a $10 million reduction in recognized production tax credits. Electric utility margins increased due to higher recoveries through bill riders and higher retail customer volumes of 7.5% from the favorable impact of weather and industrial growth, partially offset by lower average rates of $53 million predominantly from accruals related to 2017 Tax Reform and higher generation and purchased power costs.

•
NV Energy's net income decreased $14 million primarily due to a decrease in electric utility margins of $22 million, an increase in depreciation and amortization of $17 million as a result of the Nevada Power 2017 regulatory rate review and an increase in operations and maintenance expense of $17 million primarily due to higher political activity expenses, partially offset by a decrease in income tax expense of $44 million primarily from lower federal tax rates due to the impact of 2017 Tax Reform. Electric utility margins decreased due to $22 million of rate impacts related to 2017 Tax Reform, partially offset by higher retail customer volumes of 1.3%, mainly from the favorable impact of weather.

•
Northern Powergrid's net income decreased $10 million primarily due to higher pension expense of $18 million, largely resulting from pension settlement losses recognized in 2018 due to higher lump sum payments and higher distribution-related operating expenses and depreciation, partially offset by the weaker United States dollar of $11 million and higher distribution revenue of $5 million. Distribution revenue increased mainly due to higher tariff rates and higher units distributed, partially offset by unfavorable movements in regulatory provisions.

•
BHE Pipeline Group’s net income increased $59 million primarily due to a decrease in income tax expense of $31 million from lower federal tax rates due to the impact of 2017 Tax Reform, higher transportation revenues from colder temperatures and other market opportunities and costs incurred in 2017 associated with the early redemption of the 4.893% Senior Notes at Kern River, partially offset by higher operations and maintenance expense.

•
BHE Transmission's net income decreased $4 million primarily due to lower earnings at BHE U.S. Transmission from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of a regulatory rate order in March 2017, partially offset by higher earnings at AltaLink primarily due to a weaker United States dollar.

•
BHE Renewables' net income increased $60 million primarily due to favorable earnings from additional tax equity investments, additional wind and solar capacity placed in-service, higher generation and pricing at the solar, wind and geothermal projects, and a settlement received in 2018 related to transformer issues in 2016.

•
HomeServices' net income increased $5 million primarily due to net income of $26 million contributed from acquired businesses and a decrease in income tax expense from lower federal tax rates due to the impact of 2017 Tax Reform, partially offset by higher operating expenses and lower net revenues at existing businesses and higher interest expense from increased borrowings related to acquisitions.

•
BHE and Other net loss increased $292 million primarily due to the aforementioned after-tax unrealized loss on the investment in BYD Company Limited totaling $432 million and a lower income tax benefit of $29 million from 2017 Tax Reform, partially offset by lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax, higher federal income tax credits recognized on a consolidated basis, lower United States income tax on foreign earnings and lower other operating costs.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Operating revenue:
PacifiCorp	$1,193	$1,245	$(52)	(4)%	$2,377	$2,526	$(149)	(6)%
MidAmerican Funding	718	659	59	9	1,465	1,355	110	8
NV Energy	750	753	(3)	—	1,367	1,337	30	2
Northern Powergrid	246	219	27	12	524	464	60	13
BHE Pipeline Group	236	192	44	23	612	507	105	21
BHE Transmission	177	158	19	12	357	324	33	10
BHE Renewables	246	220	26	12	400	364	36	10
HomeServices	1,273	956	317	33	2,034	1,541	493	32
BHE and Other	154	152	2	1	297	302	(5)	(2)
Total operating revenue	$4,993	$4,554	$439	10	$9,433	$8,720	$713	8

Operating income:
PacifiCorp	$284	$333	$(49)	(15)%	$531	$672	$(141)	(21)%
MidAmerican Funding	87	131	(44)	(34)	166	233	(67)	(29)
NV Energy	144	192	(48)	(25)	233	290	(57)	(20)
Northern Powergrid	111	100	11	11	258	240	18	8
BHE Pipeline Group	57	54	3	6	283	262	21	8
BHE Transmission	81	73	8	11	162	150	12	8
BHE Renewables	104	84	20	24	132	99	33	33
HomeServices	108	110	(2)	(2)	100	112	(12)	(11)
BHE and Other	(4)	(32)	28	88	(22)	(46)	24	52
Total operating income	$972	$1,045	$(73)	(7)	$1,843	$2,012	$(169)	(8)

PacifiCorp

Operating revenue decreased $52 million for the second quarter of 2018 compared to 2017 due to lower retail revenue of $67 million, partially offset by higher wholesale and other revenue of $15 million. Retail revenue decreased $54 million due to lower average rates, including $53 million of refund accruals related to 2017 Tax Reform, and $13 million from lower volumes. Retail customer volumes decreased 1.2% due to lower industrial usage primarily in Utah and Washington, the impacts of weather on residential customers primarily in Oregon and Utah, lower residential usage across the entire service area and lower commercial usage primarily in Utah, partially offset by an increase in the average number of commercial and residential customers primarily in Utah and Oregon, higher industrial usage in Wyoming and higher irrigation usage primarily in Idaho and Utah. Wholesale and other revenue increased primarily due to higher wholesale sales volumes and market prices.

Operating income decreased $49 million for the second quarter of 2018 compared to 2017 mainly due to lower utility margins of $55 million, partially offset by lower depreciation and amortization of $5 million. Utility margins decreased due to lower average retail rates, higher purchased electricity costs from higher market prices and volumes and lower retail customer volumes, partially offset by higher wholesale revenue and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms.

Operating revenue decreased $149 million for the first six months of 2018 compared to 2017 due to lower retail revenue of $178 million, partially offset by higher wholesale and other revenue of $29 million. Retail revenue decreased $125 million due to lower average rates, including $106 million of refund accruals related to 2017 Tax Reform, and $53 million from lower volumes. Retail customer volumes decreased 2.3% due to the impacts of weather on residential and commercial customers primarily in Oregon, Utah and Washington, lower industrial usage primarily in Utah, Oregon and Washington, lower residential usage primarily in Wyoming, Washington and Oregon and lower commercial usage primarily in Oregon, partially offset by an increase in the average number of commercial and residential customers primarily in Utah and Oregon, higher industrial usage in Wyoming and Idaho and higher irrigation usage primarily in Idaho and Utah. Wholesale and other revenue increased primarily due to higher wholesale sales volumes, partially offset by lower wholesale market prices.

Operating income decreased $141 million for the first six months of 2018 compared to 2017 primarily due to lower utility margins of $144 million, partially offset by lower operations and maintenance expense of $6 million. Utility margins decreased due to lower average retail rates, lower retail customer volumes and higher purchased electricity costs from higher market prices and volumes, partially offset by higher wholesale revenue, higher net deferrals of incurred net power costs and lower coal costs.

MidAmerican Funding

Operating revenue increased $59 million for the second quarter of 2018 compared to 2017 due to higher electric operating revenue of $52 million and higher natural gas operating revenue of $7 million. Electric operating revenue increased due to higher retail revenue of $62 million, partially offset by lower wholesale and other revenue of $10 million. Electric retail revenue increased $54 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense), $21 million from the impact of weather in 2018 and $14 million from higher other usage factors, including higher industrial sales volumes, partially offset by lower average rates of $27 million predominantly from accruals related to 2017 Tax Reform. Electric retail customer volumes increased 8.1% primarily from industrial growth and the favorable impact of weather. Electric wholesale revenue decreased due to a 14.7% reduction in sales volumes, partially offset by higher average per-unit prices of $3 million. Natural gas operating revenue increased due to 38.5% higher retail sales volumes from cooler temperatures in 2018 and industrial growth, partially offset by a lower average per-unit price of $14 million (offset in cost of sales) and other usage and rate factors, including the impact of accruals related to 2017 Tax Reform.

Operating income decreased $44 million for the second quarter of 2018 compared to 2017 primarily due to higher depreciation and amortization of $67 million, higher fossil-fueled generation maintenance of $13 million, higher wind-powered generation maintenance of $5 million and increases in other operating expenses, partially offset by higher electric utility margins of $44 million, including the impact of an increase in electric DSM program revenue of $5 million (offset in operating expense) and higher natural gas utility margins of $2 million. The increase in depreciation and amortization reflects increases for Iowa revenue sharing of $51 million and $15 million related to wind generation and other plant placed in-service. Electric utility margins were higher due to higher recoveries through bill riders and higher retail customer volumes, partially offset by lower average rates and higher generation and purchased power costs.

Operating revenue increased $110 million for the first six months of 2018 compared to 2017 primarily due to higher electric operating revenue of $88 million and higher natural gas operating revenue of $20 million. Electric operating revenue increased due to higher retail revenue of $94 million, partially offset by lower wholesale and other revenue of $7 million. Electric retail revenue increased $87 million from higher recoveries through bill riders (substantially offset in cost of sales, operating expense and income tax expense), $31 million from the impact of weather in 2018 and $29 million from higher other usage factors, including higher industrial sales volumes, partially offset by lower average rates of $53 million predominantly from accruals related to 2017 Tax Reform. Electric retail customer volumes increased 7.5% from the favorable impact of weather and industrial growth. Electric wholesale revenue decreased due to a 10.2% reduction in sales volumes, partially offset by higher average per-unit prices of $4 million. Natural gas operating revenue increased due to 24.7% higher retail sales volumes from the impact of weather in 2018 and industrial growth, partially offset by a lower average per-unit price of $27 million (offset in cost of sales) and other usage and rate factors, including the impact of accruals related to 2017 Tax Reform.

Operating income decreased $67 million for the first six months of 2018 compared to 2017 primarily due to higher depreciation and amortization of $108 million, higher fossil-fueled generation maintenance of $15 million, higher wind-powered generation maintenance of $11 million and increases in other operating expenses, partially offset by higher electric utility margins of $74 million, including the impact of an increase in electric DSM program revenue of $12 million (offset in operating expense), and higher natural gas utility margins of $8 million. The increase in depreciation and amortization reflects increases for Iowa revenue sharing of $79 million and $29 million related to wind generation and other plant placed in-service. Electric utility margins were higher due to higher recoveries through bill riders and higher retail customer volumes, partially offset by lower average rates and higher generation and purchased power costs. Natural gas utility margins increased due to higher retail sales volumes of 24.7% from colder temperatures, partially offset by lower average rates partially due to accruals related to 2017 Tax Reform.

NV Energy

Operating revenue decreased $3 million for the second quarter of 2018 compared to 2017 primarily due to lower electric operating revenue of $4 million. Electric operating revenue decreased due to lower electric retail revenue of $3 million and lower wholesale and other revenue of $1 million. Electric retail revenue decreased primarily due to the tax rate reduction rider of $22 million and lower rates from the Nevada Power 2017 regulatory rate review of $6 million, partially offset by higher energy rates (offset in cost of sales) of $18 million, higher residential volumes of $4 million, primarily due to the impacts of weather, and residential customer growth of $3 million. Electric retail customer volumes, including distribution only service customers, increased 2.1% compared to 2017.

Operating income decreased $48 million for the second quarter of 2018 compared to 2017 primarily due to a decrease in electric utility margins of $21 million, an increase in operations and maintenance expense of $17 million primarily due to higher political activity expenses and higher depreciation and amortization of $8 million as a result of the Nevada Power 2017 regulatory rate review. Electric utility margins decreased due to higher energy costs of $18 million and lower electric operating revenue of $4 million. Energy costs increased due to higher net deferred power costs of $53 million, partially offset by a lower average cost of fuel for generation of $24 million and lower purchased power costs of $12 million.

Operating revenue increased $30 million for the first six months of 2018 compared to 2017 primarily due to higher electric operating revenue of $21 million and higher natural gas operating revenue of $9 million. Electric operating revenue increased due to higher electric retail revenue of $25 million, partially offset by lower wholesale and other revenue of $4 million. Electric retail revenue increased primarily due to higher energy rates (offset in cost of sales) of $46 million and $9 million primarily from customer growth, partially offset by a decrease due to the tax rate reduction rider of $22 million and lower rates from the Nevada Power 2017 regulatory rate review of $8 million. Electric retail customer volumes, including distribution only service customers, increased 1.3% compared to 2017. Natural gas operating revenue increased due to a higher average per-unit price (offset in cost of sales), partially offset by 2.3% lower retail sales volumes.

Operating income decreased $57 million for the first six months of 2018 compared to 2017 due to a decrease in electric utility margins of $22 million, higher depreciation and amortization of $17 million as a result of the Nevada Power 2017 regulatory rate review and an increase in operations and maintenance expense of $17 million primarily due to higher political activity expenses. Electric utility margins decreased as higher energy costs of $43 million were offset by higher electric operating revenue of $21 million. Energy costs increased due to higher net deferred power costs of $106 million, partially offset by a lower average cost of fuel for generation of $55 million and lower purchased power costs of $8 million.

Northern Powergrid

Operating revenue increased $27 million for the second quarter of 2018 compared to 2017 due to the weaker United States dollar of $15 million, higher smart meter revenue of $7 million and higher distribution revenue of $5 million. Distribution revenue increased mainly due to higher tariff rates of $11 million, partially offset by unfavorable movements in regulatory provisions of $4 million. Operating income increased $11 million for the second quarter of 2018 compared to 2017 primarily due to the weaker United States dollar of $7 million and the increase in operating revenue, partially offset by higher distribution-related operating expenses and higher depreciation expense related to additional smart meter and distribution assets placed in-service.

Operating revenue increased $60 million for the first half of 2018 compared to 2017 primarily due to the weaker United States dollar of $45 million, higher smart meter revenue of $13 million and higher distribution revenue of $5 million. Distribution revenue increased mainly due to higher tariff rates of $6 million and higher units distributed of $3 million, partially offset by unfavorable movements in regulatory provisions of $5 million. Operating income increased $18 million for the first half of 2018 compared to 2017 primarily due to the weaker United States dollar of $23 million and the increase in operating revenue, partially offset by higher distribution-related operating expenses and higher depreciation expense related to additional smart meter and distribution assets placed in-service.

BHE Pipeline Group

Operating revenue increased $44 million for the second quarter of 2018 compared to 2017 due to higher gas sales of $37 million related to system balancing activities (largely offset in cost of sales) and higher transportation revenues of $7 million. Operating income increased $3 million for the second quarter of 2018 compared to 2017 primarily due to the increase in transportation revenue, partially offset by higher operations and maintenance expenses.

Operating revenue increased $105 million for the first six months of 2018 compared to 2017 due to higher gas sales of $61 million related to system balancing activities (largely offset in cost of sales) and higher transportation revenues of $43 million. Operating income increased $21 million for the first six months of 2018 compared to 2017 primarily due to the increase in transportation revenue, partially offset by higher operations and maintenance expenses.

BHE Transmission

Operating revenue increased $19 million for the second quarter of 2018 compared to 2017 largely due to a weaker United States dollar of $7 million and $6 million from additional assets placed in-service and recovery of higher costs. Operating income increased $8 million for the second quarter of 2018 compared to 2017 primarily due to a weaker United States dollar of $3 million and the higher operating revenue from additional assets placed in-service.

Operating revenue increased $33 million for the first six months of 2018 compared to 2017 primarily due to a weaker United States dollar of $15 million and $15 million from additional assets placed in-service and recovery of higher costs. Operating income increased $12 million for the first six months of 2018 compared to 2017 primarily due to a weaker United States dollar of $7 million and the higher operating revenue from additional assets placed in-service.

BHE Renewables

Operating revenue increased $26 million for the second quarter of 2018 compared to 2017 due to higher generation and favorable pricing of $13 million at the wind, solar, and hydro projects and additional solar and wind capacity placed in-service of $10 million. Operating income increased $20 million for the second quarter of 2018 compared to 2017 primarily due to the increase in operating revenue, partially offset by higher operating expenses of $4 million, mainly due to the timing of maintenance costs at certain geothermal facilities, and higher depreciation expense of $3 million related to the additional solar and wind capacity placed in-service.

Operating revenue increased $36 million for the first six months of 2018 compared to 2017 due to overall higher generation and pricing of $26 million at the solar, wind and geothermal projects and additional wind and solar capacity placed in-service of $17 million, partially offset by an unfavorable change in the valuation of a power purchase agreement of $5 million. Operating income increased $33 million for the first six months of 2018 compared to 2017 due to the increase in operating revenue and a decrease in property and other taxes of $3 million due to a property tax refund received in 2018, partially offset by higher depreciation expense of $6 million related to the additional solar and wind capacity placed in-service.

HomeServices

Operating revenue increased $317 million for the second quarter of 2018 compared to 2017 due to an increase from acquired businesses. Operating income decreased $2 million for the second quarter of 2018 compared to 2017 primarily due to lower brokerage segment earnings at existing businesses, mainly due to higher operating expenses and lower net revenues, and lower franchise segment earnings, largely due to a favorable settlement and a gain on the collection of receivables in 2017, partially offset by higher earnings from acquired businesses.

Operating revenue increased $493 million for the first six months of 2018 compared to 2017 due to an increase from acquired businesses. Operating income decreased $12 million for the first six months of 2018 compared to 2017 primarily due to lower brokerage segment earnings at existing businesses, mainly due to higher operating expenses and lower net revenues, and lower franchise segment earnings, largely due to a favorable settlement and a gain on the collection of receivables in 2017, partially offset by higher earnings from acquired businesses.

BHE and Other

Operating loss improved $28 million for the second quarter of 2018 compared to 2017 due to lower other operating costs and higher net revenues at MidAmerican Energy Services, LLC.

Operating revenue decreased $5 million for the first six months of 2018 compared to 2017 due to lower electricity and natural gas rates at MidAmerican Energy Services, LLC. Operating loss improved $24 million for the first six months of 2018 compared to 2017 due to lower other operating costs and higher net revenues at MidAmerican Energy Services, LLC.

Consolidated Other Income and Expense Items

Interest expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change

Subsidiary debt	$355	$345	$10	3%	$715	$691	$24	3%
BHE senior debt and other	104	106	(2)	(2)	209	211	(2)	(1)
BHE junior subordinated debentures	2	6	(4)	—	3	13	(10)	(77)
Total interest expense	$461	$457	$4	1	$927	$915	$12	1

Interest expense increased $4 million for the second quarter of 2018 compared to 2017 and $12 million for the first six months of 2018 compared to 2017 due to the impact of foreign currency exchange rate movements of $4 million in the second quarter and $10 million in the first six months and debt issuances at BHE, MidAmerican Funding, BHE Renewables and HomeServices, partially offset by repayments of BHE junior subordinated debentures of $944 million in 2017, scheduled maturities and principal payments and early redemptions of subsidiary debt.

Capitalized interest

Capitalized interest increased $5 million for the second quarter of 2018 compared to 2017 and $7 million for the first six months of 2018 compared to 2017 primarily due higher construction work-in-progress balances at MidAmerican Energy and BHE Renewables.

Allowance for equity funds

Allowance for equity funds increased $6 million for the second quarter of 2018 compared to 2017 and $10 million for the first six months of 2018 compared to 2017 primarily due to higher construction work-in-progress balances at MidAmerican Energy.

Interest and dividend income

Interest and dividend income increased $5 million for the second quarter and first six months of 2018 compared to 2017 primarily due to the timing of dividends from the Company's investment in BYD Company Limited.

(Losses) gains on marketable securities, net

(Losses) gains on marketable securities, net increased $389 million for the second quarter of 2018 compared to 2017 and $601 million for the first six months of 2018 compared to 2017 primarily due to an unrealized loss in 2018 on the Company's investment in BYD Company Limited totaling $391 million in the second quarter and $598 million in the first six months.

Other, net

Other, net increased $2 million for the second quarter of 2018 compared to 2017 primarily due to costs incurred in 2017 associated with the early redemption of subsidiary long-term debt and favorable changes in the valuations of interest rate swap derivatives of $3 million, partially offset by higher pension expense, largely resulting from pension settlement losses recognized in 2018 at Northern Powergrid due to higher lump sum payments.

Other, net increased $6 million for the first six months of 2018 compared to 2017 primarily due to a $7 million settlement received in 2018 related to transformer related outages at the Solar Star projects in 2016, costs incurred in 2017 associated with the early redemption of subsidiary long-term debt and favorable changes in the valuations of interest rate swap derivatives of $7 million, partially offset by higher pension expense, largely resulting from pension settlement losses recognized in 2018 at Northern Powergrid due to higher lump sum payments, and lower investment returns.

Income tax (benefit) expense

Income tax expense decreased $251 million, including a $108 million benefit related to an unrealized loss on the Company's investment in BYD Company Limited, for the second quarter of 2018 compared to 2017 and the effective tax rate was (86)% for 2018 and 13% for 2017. The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, higher production tax credits recognized of $33 million, lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax, and the favorable impacts of rate making.

Income tax expense decreased $524 million, including a $166 million benefit related to an unrealized loss on the Company's investment in BYD Company Limited, for the first six months of 2018 compared to 2017 and the effective tax rate was (81)% for 2018 and 11% for 2017. The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax, higher production tax credits recognized of $62 million, lower United States income tax on foreign earnings and the favorable impacts of rate making.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2018 were $265 million, or $62 million higher than 2017, while production tax credits earned in 2018 were $304 million, or $34 million higher than 2017. The difference between production tax credits recognized and earned of $39 million as of June 30, 2018, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2018.

Equity income

Equity income decreased $12 million for the second quarter of 2018 compared to 2017 and $24 million for the first six months of 2018 compared to 2017 primarily due to lower equity earnings at Electric Transmission Texas, LLC due to the impacts of new retail rates effective March 2017 and lower pre-tax equity earnings from tax equity investments at BHE Renewables.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $7 million for the second quarter of 2018 compared to 2017 and $9 million for the first six months of 2018 compared to 2017 primarily due to the April 2018 purchase of a redeemable noncontrolling interest at HomeServices.

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

As of June 30, 2018, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$11	$22	$370	$490	$24	$53	$254	$1,224

Credit facilities(1)	3,500	1,200	909	650	198	1,009	1,635	9,101
Less:
Short-term debt	(1,721)	(108)	—	—	—	(375)	(1,220)	(3,424)
Tax-exempt bond support and letters of credit	—	(89)	(370)	(80)	—	(5)	—	(544)
Net credit facilities	1,779	1,003	539	570	198	629	415	5,133

Total net liquidity	$1,790	$1,025	$909	$1,060	$222	$682	$669	$6,357
Credit facilities:
Maturity dates(1)	2021	2021	2019, 2021	2021	2020	2018, 2022	2018, 2019, 2022

(1)	Refer to Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion regarding the Company's recent financing transactions.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017 were $2.8 billion and $2.4 billion, respectively. The change was primarily due to changes in income tax cash flows.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

The Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018, created a one-time repatriation tax of foreign earnings and profits expected to be paid over eight years, eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and extended and modified the additional first-year bonus depreciation for non-regulated property. BHE's regulated subsidiaries anticipate passing the benefits of lower tax expense to customers through regulatory mechanisms including lower current rates and reductions to rate base. 2017 Tax Reform and the related regulatory outcomes will result in lower revenue, income tax and cash flow in 2018 and future years. BHE does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates were set at 50% in 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Production tax credits were extended and phased-out for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2019. Production tax credits are maintained at full value through 2016, at 80% of the published rate in 2017, at 60% of the published rate in 2018, and 40% of the published rate in 2019. Investment tax credits were extended and phased-down for solar projects that are under construction before the end of 2021 (investment tax credit rates are 30% through 2019, 26% in 2020 and 22% in 2021; they revert to the statutory rate of 10% thereafter). The Company's cash flows from operations are expected to benefit from PATH due to bonus depreciation on qualifying assets through 2019 and from 2017 Tax Reform for non-regulated property through 2026, production tax credits through 2029 and investment tax credits earned on qualifying wind and solar projects through 2021, respectively. As a result of 2017 Tax Reform, bonus depreciation on qualifying assets acquired after September 27, 2017 is eliminated for regulated utility property and is extended and modified for non-regulated property. The Company believes property acquired on or before September 27, 2017 will remain subject to PATH.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2018 and 2017 were $(3.0) billion and $(2.5) billion, respectively. The change was primarily due to higher capital expenditures of $966 million, partially offset by lower cash paid for acquisitions, net of cash acquired, of $481 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Acquisitions

The Company completed various acquisitions totaling $107 million, net of cash acquired, for the six-month period ended June 30, 2018. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses. There were no other material assets acquired or liabilities assumed.

The Company completed various acquisitions totaling $588 million, net of cash acquired, for the six-month period ended June 30, 2017. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to development and construction costs for the 110-megawatt Alamo 6 solar-powered generation project, the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power and a residential real estate brokerage business. There were no other material assets acquired or liabilities assumed.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2018 was $465 million. Sources of cash totaled $3.5 billion and consisted of proceeds from BHE senior debt issuances totaling $2.2 billion and proceeds from subsidiary debt issuances totaling $1.3 billion. Uses of cash totaled $2.9 billion and consisted mainly of repayments of subsidiary debt totaling $1.1 billion, net repayments of short-term debt totaling $1.0 billion, repayments of BHE senior debt of $650 million and the purchase of redeemable noncontrolling interest of $131 million.

For a discussion of recent financing transactions, refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the six-month period ended June 30, 2017 was $112 million. Sources of cash totaled $1.8 billion and consisted of $1.2 billion of proceeds from subsidiary debt issuances and $617 million of net proceeds from short-term debt. Uses of cash totaled $1.7 billion and consisted mainly of repayments of BHE junior subordinated debentures of $950 million and repayments of subsidiary debt totaling $668 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2017	2018	2018
Capital expenditures by business:
PacifiCorp	$370	$499	$1,198
MidAmerican Funding	546	818	2,468
NV Energy	226	229	565
Northern Powergrid	288	313	654
BHE Pipeline Group	83	118	457
BHE Transmission	146	150	265
BHE Renewables	137	624	866
HomeServices	11	25	47
BHE and Other	6	3	16
Total	$1,813	$2,779	$6,536

Capital expenditures by type:
Wind generation	$234	$1,094	$2,610
Electric transmission	190	56	196
Other growth	308	319	792
Operating	1,081	1,310	2,938
Total	$1,813	$2,779	$6,536

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $313 million and $129 million for the six-month periods ended June 30, 2018 and 2017, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $865 million for 2018. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2019, including 334 MW (nominal ratings) placed in-service in 2017. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism in effect prior to 2018. The revised sharing mechanism, which was effective January 1, 2018, will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $2 million for each of the six-month periods ended June 30, 2018 and 2017. PacifiCorp anticipate costs for these activities will total an additional $63 million for 2018.The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy totaling $194 million and $87 million for the six-month periods ended June 30, 2018 and 2017, respectively. PacifiCorp and MidAmerican Energy anticipate costs for these activities will total an additional $438 million for 2018. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years following each facility's return to service.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $584 million and $18 million for the six-month periods ended June 30, 2018 and 2017, respectively. In April, BHE Renewables completed the asset acquisition of 300 MW of wind-powered generating facilities in Texas totaling $495 million. BHE Renewables anticipates costs will total an additional $152 million in 2018 for development and construction of up to 212 MW of wind-powered generating facilities.

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

•
Other growth includes investments in solar generation for the construction of the community solar gardens project in Minnesota comprised of 28 locations with a nominal facilities capacity of 98 MW, projects to deliver power and services to new markets, new customer connections and enhancements to existing customer connections.

•
Operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid, investments in routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

In May 2018, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 591 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in-service by the end of 2020. The filing, which is subject to IUB approval, establishes a cost cap of $922 million, including AFUDC, and a fixed rate of return on equity of 11.25% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the proposed ratemaking principles maintain the revenue sharing mechanism currently in effect. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $403 million, $584 million and $170 million in 2017, 2016 and 2015, respectively. Additionally, the Company has made contributions of $164 million through June 30, 2018, and has commitments as of June 30, 2018, subject to satisfaction of certain specified conditions, to provide equity contributions of $630 million for the remainder of 2018 and $204 million in 2019 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of June 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than the recent financing transactions and the renewable tax equity investments previously discussed.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits ("ZECs") and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit. Parties have filed briefs and presented oral argument. On May 29, 2018, The U.S. Department of Justice and FERC filed an amicus brief concluding federal rules do not preempt Illinois' ZEC program. Additional briefing and a request to consider a recent potentially applicable FERC decision was submitted after the amicus brief was filed. MidAmerican Energy cannot predict the outcome of these lawsuits.

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

PacifiCorp

In June 2017, PacifiCorp filed two applications each with the UPSC, IPUC and the WPSC for the Energy Vision 2020 project. The first application sought approvals to construct or procure four new Wyoming wind resources with a total capacity of 860 MWs identified as benchmark resources and certain transmission facilities. A request for proposals was issued in September 2017 seeking up to 1,270 MWs to compete against PacifiCorp's benchmark resources in the final resource selection process for the project. The combined new wind and transmission projects will cost approximately $2 billion. The WPSC approved a settlement agreement and certificates of public convenience and necessity for the transmission facilities and three of the winning wind resources in a bench decision in April 2018. The settlement supports 950 MWs of owned wind resources and the 200 MW purchase power agreement. Hearings were held by the UPSC and IPUC in May 2018. The UPSC approved the application in an order issued in June 2018. The order grants approval of the 1,150 MWs of new wind and transmission facilities up to the projected costs. PacifiCorp can seek recovery of any actual costs in excess of the estimates in a general rate case. The IPUC approved a partial settlement agreement in an order issued in July 2018. The settlement provides cost recovery through a tracking mechanism. The IPUC order caps cost recovery at the overall estimated costs for the new wind and transmission facilities. The second application sought approval of PacifiCorp's resource decision to upgrade or "repower" existing wind resources, as prudent and in the public interest. PacifiCorp estimates the wind repowering project will cost approximately $1 billion. Applications filed in Utah, Idaho and Wyoming seek approval for the proposed rate-making treatment associated with the projects, including recovery of the replaced equipment. In December 2017, the IPUC approved an all-party stipulation for approval of the application to repower existing wind facilities and allow recovery of costs in rates through an adjustment to the annual ECAM filing. In May 2018, the UPSC approved the application for repowering, up to the estimated costs, with the exception of the Leaning Juniper project, for which the commission expressed concern with the economics. If PacifiCorp chooses to proceed with this project, the project will be subject to a standard prudence review in future general rate cases. The WPSC approved an all-party settlement agreement to repower wind facilities in a bench decision in June 2018. In the decision, the WPSC specifically removed the Leaning Juniper project, located in Oregon, from the agreement and the approval, consistent with the treatment in Utah.

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to defer the impact of the tax law change with each of its state regulatory bodies. PacifiCorp proposed reducing customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates, and deferring the remainder to offset other costs as approved by the regulatory bodies. In March 2018, PacifiCorp proposed 1% rate reductions in Utah, Wyoming and Idaho. PacifiCorp proposed the rate reductions to be effective May 1, 2018 in Utah, July 1, 2018 in Wyoming, and June 1, 2018 in Idaho. In April 2018, the UPSC ordered a rate reduction of $61 million, or 3.1%, effective May 1, 2018 through December 31, 2018, based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. This credit will likely be adjusted effective January 1, 2019 when the final rates are approved in the next phase of the proceeding later in 2018. PacifiCorp filed a partial settlement with the WPSC in April 2018 that provides a rate reduction of $26 million, or 3.8%, beginning July 1, 2018, with the remaining tax savings to be deferred with offsets to other costs. In June 2018, the WPSC approved the rate reduction on an interim basis. In May 2018, the IPUC approved an all-party settlement to implement a rate reduction of $8 million, or 3.0%, beginning June 1, 2018, to begin passing back a portion of the tax benefit. The credit may be adjusted following the next phase of the proceeding. In June 2018, PacifiCorp filed reports with the UPSC, WPSC and IPUC with the calculation of the full impact of the tax law change on revenue requirements. These reports will initiate the next phase of the proceedings in these states.

Utah

In March 2018, PacifiCorp filed its annual EBA with the UPSC seeking approval to recover from customers $3 million in deferred net power costs for the period January 1, 2017 through December 31, 2017, reflecting the difference between base and actual net power costs in the 2017 deferral period. The rate change was approved by the UPSC effective May 1, 2018 on an interim basis.

In March 2018, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to recover $1 million from customers for the period January 1, 2017 through December 31, 2017 for the difference in base and actual RECs. The rate change became effective on an interim basis June 1, 2018.

Oregon

In March 2018, PacifiCorp submitted its filing for the annual TAM filing in Oregon requesting an annual increase of $17 million, or an average price increase of 1.3%, based on forecasted net power costs and loads for calendar year 2019. The filing includes an update of the impact of expiring production tax credits, which accounts for $11 million of the total rate adjustment, consistent with Oregon Senate Bill 1547 and reflecting the decrease in the revenue requirement benefit of production tax credits due to the change in the federal income tax rate. The filing was updated in July to reflect an all-parties partial stipulation resolving all but one issue in the proceeding, subject to OPUC approval, and to update changes in contracts and market conditions. The updated filing is requesting an annual increase of $1 million. The filing will be updated for changes in contracts and market conditions again in November 2018, before final rates become effective in January 2019.

Wyoming

In April 2018, PacifiCorp filed its annual ECAM and RRA application with the WPSC. The filing requests approval to refund to customers $3 million in deferred net power costs for the period January 1, 2017 through December 31, 2017. The rate change was approved by the WPSC on an interim basis, effective July 1, 2018.

Washington

In December 2017, PacifiCorp submitted a tariff filing to implement the first price change for the decoupling mechanism approved in PacifiCorp's 2015 regulatory rate review. WUTC staff disputed PacifiCorp's interpretation of the WUTC's order for the decoupling mechanism and PacifiCorp's subsequent calculations requesting additional funds be booked for return to customers. In February 2018, the WUTC granted the staff's motions and rejected PacifiCorp's tariff revision and required that PacifiCorp re-file price changes for its decoupling mechanism. In March 2018, the WUTC issued a letter accepting PacifiCorp's revised compliance filing in the Washington Decoupling Revenue Adjustment docket. The filing resulted in a net credit to customers of $2 million, effective April 1, 2018.

In May 2018, PacifiCorp filed a settlement stipulation and joint narrative in support of the settlement stipulation resolving all issues in the 2016 PCAM with the WUTC. The settlement agreement resulted in a net credit to the PCAM balancing account of $5 million. The WUTC issued an order in July 2018 approving the settlement in full.

In June 2018, PacifiCorp submitted its 2017 PCAM filing with WUTC seeking approval to credit $13 million to the PCAM balancing account. No rate changes were requested.

In June 2018, PacifiCorp filed with WUTC a proposal to decrease the System Benefits Charge ("SBC") collection rate by $2 million. In July 2018, the WUTC approved the proposed rates to go into effect August 1, 2018.

Idaho

In March 2018, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $8 million for deferred costs in 2017. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, recovery of Deer Creek longwall mine investment and changes in production tax credits and renewable energy credits. The IPUC approved recovery of the deferred costs, which resulted in a rate reduction of $2 million, or 0.8% effective June 1, 2018.

California

In April 2017, PacifiCorp filed an application with the CPUC for an overall rate increase of $3 million, or 1.3%, to recover costs recorded in the catastrophic events memorandum account over a two-year period effective April 1, 2018. The catastrophic events memorandum account includes costs for implementing drought-related fire hazard mitigation measures and storm damage and recovery efforts associated with the December 2016 and January 2017 winter storms. The CPUC issued an order in February 2018 approving this request.

In April 2018, PacifiCorp filed a general rate case with the CPUC for an overall rate increase of $1 million, or 0.9%, effective January 1, 2019.

MidAmerican Energy

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate and regulatory liabilities increased pursuant to mechanisms approved in Iowa. MidAmerican Energy has made filings or has been in discussions with each of its state rate regulatory bodies proposing either a reduction in retail rates or rate base for all or a portion of the net benefits of 2017 Tax Reform for 2018 and beyond. MidAmerican Energy proposed in Iowa, its largest jurisdiction, to reduce customer revenue via a rider mechanism for the impact of the lower statutory rate on current operations, subject to change depending on actual results, and defer as a regulatory liability the amortization of excess deferred income taxes. The Illinois Commerce Commission approved MidAmerican Energy's Illinois tax reform rate reduction tariff on March 21, 2018. The Iowa Utilities Board approved MidAmerican Energy's Iowa tax reform rate reduction tariff on April 27, 2018, although it has opened a docket to consider concerns by certain stakeholders. MidAmerican Energy currently estimates that its 2018 revenue will be reduced by approximately $81 million due to rate reductions for tax reform.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of regulatory earnings above 9.7%. As a result of the order, Nevada Power recorded expense of $28 million in December 2017 primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. The new rates were effective on February 15, 2018. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order and intervening parties filed motions for reconsideration. The PUCN has not yet ruled on the filed motions. Nevada Power cannot predict the timing or ultimate outcome of the PUCN rulings.

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $59 million and $25 million for Nevada Power and Sierra Pacific, respectively. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. The Nevada Utilities cannot predict the timing or ultimate outcome of further regulatory proceedings.

In March 2018, the FERC issued a Show Cause Order related to 2017 Tax Reform. In May 2018, in response to the Show Cause Order, the Nevada Utilities proposed a reduction to transmission and certain ancillary service rates under the NV Energy Open Access Transmission Tariff for the lower annual income tax expense anticipated from 2017 Tax Reform. The new rates became effective March 21, 2018. The Utilities began billing at the new rate in June 2018. Upon FERC’s acceptance of the rates, the Utilities will issue refunds of $1 million from the effective date through May 2018.

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

In June 2018, Station Casinos LLC ("Station"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power.

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

Energy Choice Initiative - Deregulation

In November 2016, a majority of Nevada voters supported a ballot measure to amend Article 1 of the Nevada Constitution. If approved again in November 2018, the proposed constitutional amendment would require the Nevada Legislature to create, on or before July 2023, an open and competitive retail electric market that includes provisions to reduce costs to customers, protect against service disconnections and unfair practices and prohibit the granting of monopolies and exclusive franchises for the generation of electricity. The outcome of any customer choice initiative could have broad implications to the Nevada Utilities. The Governor issued an executive order establishing the Governor's Committee on Energy Choice in which the Nevada Utilities have representation. The Nevada Utilities have been engaged in the legislative process before the Governor's committee and related proceedings before the PUCN and the legislature. In April 2018, the PUCN released a study on the potential effects of electricity deregulation on Nevada. In July 2018, the Governor's Committee on Energy Choice released a report of findings and recommendations to the Governor. The Nevada Utilities cannot assess or predict the outcome of the potential constitutional amendment or the financial impact, if any, at this time. The uncertainty created by the ballot initiative complicates both the short-term allocation of resources and long-term resource planning for the Nevada Utilities, including the ability to forecast load growth and the timing of resource additions. This uncertainty in planning is evidenced by a decision the PUCN issued denying Nevada Power's proposed purchase of the South Point Energy Center, citing the unknown outcomes of the Energy Choice Initiative as one of the factors considered in their decision.

Northern Powergrid Distribution Companies

The Gas and Electricity Markets Authority through its office of gas and electric markets (known as "Ofgem") published its RIIO-2 framework consultation on March 7, 2018, marking the first milestone in the development of the price control arrangements that will apply to Northern Powergrid from April 2023. The consultation confirms that outputs and incentives will remain as central components of the regulatory model. A significant part of the proposals relate to setting the allowed return on capital, where Ofgem has set out an early view of the allowed cost of equity which is no higher than 5% (plus inflation measured using the UK retail price index).

BHE Pipeline Group

In July 2018, the FERC issued a final rule adopting procedures for determining which natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the federal corporate tax rate from 2017 Tax Reform. Under the final rule, all interstate natural gas pipelines must file an informational filing on Form No. 501-G prior to December 2018 for FERC to evaluate each respective natural gas pipeline's rates.

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

In March 2018, an oral hearing was held and in August 2018, the AUC issued its decision approving ALP's return on equity at 8.5% with a 37% equity ratio for 2018, 2019 and 2020.

Deferral Account Reconciliation Application

In April 2017, ALP filed its application with the AUC with respect to ALP's 2014 projects and deferral accounts and specific 2015 projects. The application included approximately C$2.0 billion in net capital additions. In June 2017, the AUC ruled that the scope of the deferral account proceeding would not be extended to consider the utilization of assets for which final cost approval is sought. However, the AUC will initiate a separate proceeding to address the issue of transmission asset utilization and how the corporate and property law principles applied in the Utility Asset Disposition ("UAD") decision may relate.

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

The state of Colorado regional haze SIP requires selective catalytic reduction ("SCR") controls at Craig Unit 2 and Hayden Units 1 and 2, in which PacifiCorp has ownership interests. Each of those regional haze compliance projects are either already in service or currently being constructed. In addition, in February 2015, the state of Colorado finalized an amendment to its regional haze SIP relating to Craig Unit 1, in which PacifiCorp has an ownership interest, to require the installation of SCR controls by 2021. In September 2016, the owners of Craig Units 1 and 2 reached an agreement with state and federal agencies and certain environmental groups that were parties to the previous settlement requiring SCR controls to retire Unit 1 by December 31, 2025, in lieu of SCR controls installation, or alternatively to remove the unit from coal-fueled service by August 31, 2021 with an option to convert the unit to natural gas by August 31, 2023, in lieu of SCR controls installation. The terms of the agreement were approved by the Colorado Air Quality Board in December 2016. The terms of the agreement were incorporated into an amended Colorado regional haze SIP in 2017 and were submitted to the EPA for its review and approval. The EPA’s approval of the amended Colorado regional haze SIP was published in the Federal Register July 5, 2018, with an effective date of August 6, 2018. Until the EPA takes final action in each state and decisions have been made in the pending appeals, PacifiCorp, cannot fully determine the impacts of the Regional Haze Rule on its respective generating facilities.

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

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The compliance period would have begun in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030 and was expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. On February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the D.C. Circuit on September 27, 2016. The court has not yet issued its decision. On October 10, 2017, the EPA issued a proposal to repeal the Clean Power Plan and the EPA took comments on the proposed repeal until April 26, 2018. In addition, the EPA published in the Federal Register an Advance Notice of Proposed Rulemaking on December 28, 2017, seeking public input on, without committing to, a potential replacement rule. The public comment period for the Advance Notice of Proposed Rulemaking concluded February 26, 2018. On July 9, 2018, the EPA sent a proposal to replace the Clean Power Plan to the White House Office of Management and Budget for interagency review. The full impacts of the EPA's recent efforts to repeal the Clean Power Plan are not expected to have a material impact on the Registrants. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

GHG Litigation

Each Registrant closely monitors ongoing environmental litigation applicable to its respective operations. Numerous lawsuits have been unsuccessfully pursued against the industry that attempt to link GHG emissions to public or private harm. The lower courts initially refrained from adjudicating the cases under the "political question" doctrine, because of their inherently political nature. These cases have typically been appealed to federal appellate courts and, in certain circumstances, to the United States Supreme Court. In the U.S. Supreme Court's 2011 decision in the case of American Electric Power Co., Inc., et al. v. Connecticut et al., the court addressed the question of whether federal common law nuisance claims could be maintained against certain electric power companies' for their GHG emissions and require the setting of an emissions cap for the emitters. The court held that the Clean Air Act and the EPA actions it authorizes displace any federal common law right to seek abatement of carbon dioxide emissions from fossil-fuel-fired power plants. Recent efforts by the EPA to repeal the Clean Power Plan could increase the filing of common law nuisance lawsuits against emitters of GHG. Adverse rulings in GHG-related cases could result in increased or changed regulations and could increase costs for GHG emitters, including the Registrants' generating facilities. While the Registrants are not a party to pending climate-related lawsuits, there are several suits pending in federal and state courts related to product liability, public nuisance, consumer protection and trespass cases against certain fossil fuel companies, as well as a case brought under the public trust doctrine against several federal government entities and officials. The GHG rules, changes to those rules, and the Registrants' compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

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

On March 15, 2018, the EPA issued a proposal to address provisions of the final coal combustion rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. The proposal included provisions that establish alternative performance standards for owners and operators of coal combustion residuals units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The public comment period closed April 30, 2018 and the EPA published the first phase of the coal combustion rule amendments July 30, 2018, with an effective date of August 28, 2018. Additional substantive revisions to the rule are expected to be finalized by the EPA by December 2019 but have not yet been released for public comment. If adopted, certain elements of the proposal have the potential to reduce costs of compliance. However, until such time as the current or future proposals are final, the impacts on the Registrants cannot be determined. In addition, a notice of intent to sue the EPA under the citizens' suit provisions of the Resource Conservation and Recovery Act was issued July 26, 2018, alleging the EPA's failure to perform nondiscretionary duties related to the development and publication of minimum guidelines for public participation in the approval of state permit programs for coal combustion residuals.

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

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. On September 13, 2017, EPA Administrator Pruitt issued a letter to parties petitioning for administrative reconsideration of certain aspects of the coal combustion byproducts rule concluding it was appropriate and in the public interest to reconsider the provisions of the final rule addressed in the petitions. On September 27, 2017, the D.C. Circuit issued an order to the EPA requiring the agency to identify provisions of the rule that the agency intended to reconsider. The EPA submitted its list of potential issues to be reconsidered on November 15, 2017 and oral argument was held by the D.C. Circuit November 20, 2017 over certain portions of the final rule. The court has not yet issued a decision on the issues presented in the oral arguments. Separately, on August 10, 2017, the EPA issued proposed permitting guidance on how states' coal combustion residuals permit programs should comply with the requirements of the final rule as authorized under the December 2016 Water Infrastructure Improvements for the Nation Act. Utilizing that guidance, the state of Oklahoma submitted an application to the EPA for approval of its state program and, on June 28, 2018, the EPA's approval of the application was published in the Federal Register. To date, none of the states in which the Registrants operate has submitted an application for approval of state permitting authority. The state of Utah adopted the federal final rule in September 2016, which required two landfills to submit permit applications by March 2017. It is anticipated that the state of Utah will submit an application for approval of its coal combustion residuals permit program prior to the end of 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2018, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in shareholders’ equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results
This interim financial information is the responsibility of PacifiCorp's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to PacifiCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 3, 2018

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22	$14
Accounts receivable, net	701	684
Inventories	449	433
Prepaid expenses	62	73
Other current assets	78	111
Total current assets	1,312	1,315

Property, plant and equipment, net	19,292	19,203
Regulatory assets	1,034	1,030
Other assets	321	372

Total assets	$21,959	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$390	$453
Accrued interest	115	115
Accrued property, income and other taxes	139	66
Accrued employee expenses	121	70
Short-term debt	108	80
Current portion of long-term debt and capital lease obligations	852	588
Other current liabilities	257	245
Total current liabilities	1,982	1,617

Long-term debt and capital lease obligations	6,088	6,437
Regulatory liabilities	3,086	2,996
Deferred income taxes	2,556	2,582
Other long-term liabilities	710	733
Total liabilities	14,422	14,365

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,071	3,089
Accumulated other comprehensive loss, net	(15)	(15)
Total shareholders' equity	7,537	7,555

Total liabilities and shareholders' equity	$21,959	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Operating revenue	$1,193	$1,245	$2,377	$2,526

Operating expenses:
Cost of fuel and energy	402	399	835	840
Operations and maintenance	261	263	511	517
Depreciation and amortization	197	202	399	398
Property and other taxes	49	48	101	99
Total operating expenses	909	912	1,846	1,854

Operating income	284	333	531	672

Other income (expense):
Interest expense	(96)	(95)	(192)	(190)
Allowance for borrowed funds	4	4	8	8
Allowance for equity funds	8	7	15	14
Other, net	11	9	22	18
Total other income (expense)	(73)	(75)	(147)	(150)

Income before income tax expense	211	258	384	522
Income tax expense	27	83	52	168
Net income	$184	$175	$332	$354

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2016	$2	$—	$4,479	$2,921	$(12)	$7,390
Net income	—	—	—	354	—	354
Common stock dividends declared	—	—	—	(200)	—	(200)
Balance, June 30, 2017	$2	$—	$4,479	$3,075	$(12)	$7,544

Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555
Net income	—	—	—	332	—	332
Common stock dividends declared	—	—	—	(350)	—	(350)
Balance, June 30, 2018	$2	$—	$4,479	$3,071	$(15)	$7,537

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$332	$354
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	399	398
Allowance for equity funds	(15)	(14)
Changes in regulatory assets and liabilities	116	24
Deferred income taxes and amortization of investment tax credits	(52)	(5)
Other, net	1	1
Changes in other operating assets and liabilities:
Accounts receivable and other assets	22	65
Inventories	(16)	(12)
Derivative collateral, net	(3)	(4)
Prepaid expenses	11	10
Accrued property, income and other taxes, net	111	205
Accounts payable and other liabilities	11	21
Net cash flows from operating activities	917	1,043

Cash flows from investing activities:
Capital expenditures	(499)	(370)
Other, net	—	1
Net cash flows from investing activities	(499)	(369)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(87)	(53)
Net proceeds from (repayments of) short-term debt	28	(270)
Dividends paid	(350)	(200)
Other, net	(1)	(1)
Net cash flows from financing activities	(410)	(524)

Net change in cash and cash equivalents and restricted cash and cash equivalents	8	150
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	29	33
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$37	$183

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2018 and for the three- and six-month periods ended June 30, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations for the three- and six-month periods ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2018.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$22	$14
Restricted cash included in other current assets	13	13
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$37	$29
Equity Method Investments

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. PacifiCorp adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $14 million previously recognized within investing cash flows to operating cash flows for the six-month period ended June 30, 2017.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2018	2017
Utility Plant:
Utility plant in-service	5-75 years	$28,106	$27,880
Accumulated depreciation and amortization		(9,613)	(9,366)
Utility plant in-service, net		18,493	18,514
Other non-regulated, net of accumulated depreciation and amortization	45 years	11	11
Plant, net		18,504	18,525
Construction work-in-progress		788	678
Property, plant and equipment, net		$19,292	$19,203

(5)	Regulatory Matters

Retail Regulated Rates

The Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to defer the impact of the tax law change with each of its state regulatory bodies. PacifiCorp proposed reducing customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates and deferring the remainder to offset other costs as approved by the regulatory bodies. In March 2018, PacifiCorp proposed 1% rate reductions in Utah, Wyoming and Idaho. PacifiCorp proposed the rate reductions to be effective May 1, 2018 in Utah, July 1, 2018 in Wyoming and June 1, 2018 in Idaho. In April 2018, the Utah Public Service Commission ("UPSC") ordered a rate reduction of $61 million, or 3.1%, effective May 1, 2018, through December 31, 2018, based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. This credit will likely be adjusted effective January 1, 2019, when the final rates are approved in the next phase of the proceeding later in 2018. PacifiCorp filed a partial settlement with the Wyoming Public Service Commission ("WPSC") in April 2018 that provides a rate reduction of $26 million, or 3.8%, beginning July 1, 2018, with the remaining tax savings to be deferred to offset other costs. In June 2018, the WPSC approved the rate reduction on an interim basis. In May 2018, the Idaho Public Utility Commission ("IPUC") approved an all-party settlement to implement a rate reduction of $8 million, or 3.0%, beginning June 1, 2018, to begin passing back a portion of the tax benefit. The credit may be adjusted following the next phase of the proceeding. In June 2018, PacifiCorp filed reports with the UPSC, WPSC and IPUC with the calculation of the full impact of the tax law change on revenue requirements. These reports will initiate the next phase of the proceedings in these states. As of June 30, 2018, the estimated potential refund liability attributable to lower customer rates enabled by the benefits of tax reform was $88 million.

(6)	Recent Financing Transactions

Long-Term Debt

In July 2018, PacifiCorp issued $600 million of its 4.125% First Mortgage Bonds due 2049. PacifiCorp used a portion of the net proceeds to repay all of PacifiCorp's $500 million 5.65% First Mortgage Bonds due July 2018 and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

Credit Facilities

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. PacifiCorp has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of the interpretations of the bonus depreciation rules. PacifiCorp has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. PacifiCorp believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018. During the three- and six-month periods ended June 30, 2018, PacifiCorp did not make material revisions to its previous calculations.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
State income tax, net of federal income tax benefit	4	3	4	3
Federal income tax credits	(5)	(5)	(5)	(5)
Effects of ratemaking	(4)	1	(4)	1
Other	(3)	(2)	(2)	(2)
Effective income tax rate	13%	32%	14%	32%

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

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. PacifiCorp adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations utilizing the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three- and six-month periods ended June 30, 2017 of $5 million and $11 million, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Pension:
Service cost	—	—	—	—
Interest cost	10	13	21	25
Expected return on plan assets	(18)	(18)	(36)	(36)
Net amortization	4	3	7	7
Net periodic benefit credit	(4)	(2)	(8)	(4)

Other postretirement:
Service cost	1	—	1	1
Interest cost	3	4	6	7
Expected return on plan assets	(6)	(5)	(11)	(11)
Net amortization	(2)	(2)	(3)	(3)
Net periodic benefit credit	(4)	(3)	(7)	(6)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2018. As of June 30, 2018, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2018
Not designated as hedging contracts(1):
Commodity assets	$12	$1	$6	$—	$19
Commodity liabilities	(6)	—	(42)	(90)	(138)
Total	6	1	(36)	(90)	(119)

Total derivatives	6	1	(36)	(90)	(119)
Cash collateral receivable	—	—	19	58	77
Total derivatives - net basis	$6	$1	$(17)	$(32)	$(42)

As of December 31, 2017
Not designated as hedging contracts(1):
Commodity assets	$11	$1	$1	$—	$13
Commodity liabilities	(3)	—	(32)	(82)	(117)
Total	8	1	(31)	(82)	(104)

Total derivatives	8	1	(31)	(82)	(104)
Cash collateral receivable	—	—	17	57	74
Total derivatives - net basis	$8	$1	$(14)	$(25)	$(30)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2018 and December 31, 2017, a regulatory asset of $116 million and $101 million, respectively, was recorded related to the net derivative liability of $119 million and $104 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Beginning balance	$122	$103	$101	$73
Changes in fair value recognized in net regulatory assets	6	6	34	30
Net (losses) gains reclassified to operating revenue	(1)	1	6	13
Net losses reclassified to cost of fuel and energy	(11)	(15)	(25)	(21)
Ending balance	$116	$95	$116	$95

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2018	2017

Electricity sales	Megawatt hours	(6)	(9)
Natural gas purchases	Decatherms	119	113
Fuel oil purchases	Gallons	5	—

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2018, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $128 million and $110 million as of June 30, 2018 and December 31, 2017, respectively, for which PacifiCorp had posted collateral of $77 million and $74 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2018 and December 31, 2017, PacifiCorp would have been required to post $41 million and $34 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2018
Assets:
Commodity derivatives	$—	$19	$—	$(12)	$7
Money market mutual funds(2)	21	—	—	—	21
Investment funds	25	—	—	—	25
	$46	$19	$—	$(12)	$53

Liabilities - Commodity derivatives	$—	$(138)	$—	$89	$(49)

As of December 31, 2017
Assets:
Commodity derivatives	$—	$13	$—	$(4)	$9
Money market mutual funds(2)	21	—	—	—	21
Investment funds	21	—	—	—	21
	$42	$13	$—	$(4)	$51

Liabilities - Commodity derivatives	$—	$(117)	$—	$78	$(39)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $77 million and $74 million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$6,920	$7,849	$7,005	$8,370

(11)	Commitments and Contingencies

Commitments

During the six-month period ended June 30, 2018, PacifiCorp entered into non-cancelable agreements totaling $613 million through 2021 for the repowering of certain existing wind facilities in Wyoming and Washington and supply of coal.

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

Congress failed to pass legislation needed to implement the original KHSA. In April 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, in September 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also in September 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. In March 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. In April 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved. In June 2018, the FERC granted PacifiCorp’s motion to stay the effective date of the Lower Klamath Project license and all related compliance obligations, pending a Commission order on the license transfer. Meanwhile, the FERC continues to assess the KRRC’s capacity to become a project licensee for purposes of dam removal.

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

Revenue recognized is equal to what PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp's performance to date and includes billed and unbilled amounts. As of June 30, 2018 and December 31, 2017, accounts receivable from contracts with customers, net of allowance for doubtful accounts was $614 million and $635 million, respectively, including unbilled revenue of $271 million and $255 million, respectively, and was included in accounts receivables, net on the Consolidated Balance Sheets. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes PacifiCorp's revenue by regulated energy, with further disaggregation of regulated energy by customer class, for the three- and six-month periods ended June 30, 2018 (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2018	2018
Customer Revenue:
Retail:
Residential	$365	$806
Commercial	369	711
Industrial	288	557
Other retail	73	98
Total retail	1,095	2,172
Wholesale	9	31
Transmission	30	52
Other Customer Revenue	20	39
Total Customer Revenue	1,154	2,294
Other revenue	39	83
Total operating revenue	$1,193	$2,377

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, PacifiCorp would recognize a contract asset or contract liability depending on the relationship between the PacifiCorp's performance and the customer's payment. As of June 30, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the three- and six-month periods ended June 30, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

(13)	Related Party Transactions

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month periods ended June 30, 2018 and 2017, PacifiCorp made net cash payments for federal and state income tax to BHE totaling $32 million and $3 million, respectively.

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

Results of Operations for the Second Quarter and First Six Months of 2018 and 2017

Overview

Net income for the second quarter of 2018 was $184 million, an increase of $9 million, or 5%, compared to 2017. Net income increased primarily due to a decrease in income tax expense of $56 million from lower federal tax rates due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") and lower depreciation and amortization of $5 million, partially offset by lower utility margins of $55 million. Utility margins decreased due to lower retail revenue of $67 million from lower average retail rates, including $53 million of refund accruals related to 2017 Tax Reform, and lower volumes, higher purchased electricity costs from higher prices and volumes, and higher natural gas costs from higher volumes, partially offset by higher wholesale revenue from higher volumes and prices and lower coal costs, primarily from lower coal volumes. Retail volumes decreased 1.2% due to lower industrial usage primarily in Utah and Washington, lower residential usage across the entire service area, lower commercial usage primarily in Utah and the impacts of weather on residential customers primarily in Oregon and Utah, partially offset by an increase in the average number of commercial and residential customers primarily in Utah and Oregon, higher industrial customer usage in Wyoming and higher irrigation usage primarily in Idaho and Utah. Energy generated decreased 3% for the second quarter of 2018 compared to 2017 primarily due to lower hydroelectric and coal-fueled generation, offset by higher natural gas-fueled and wind-powered generation. Wholesale electricity sales volumes increased 26% and purchased electricity volumes increased 11%.

Net income for the first six months of 2018 was $332 million, a decrease of $22 million, or 6%, compared to 2017. Net income decreased primarily due to lower utility margins of $144 million, partially offset by lower income tax expense of $116 million from lower federal tax rates due to the impact of 2017 Tax Reform and lower operations and maintenance expenses of $6 million. Utility margins decreased due to lower retail revenue of $178 million from lower average retail rates, including $106 million of refund accruals related to 2017 Tax Reform, lower retail volumes, higher purchased electricity from higher market prices and volumes, and higher natural gas volumes, partially offset by higher wholesale revenue, primarily from higher volumes, lower coal costs from lower coal volumes, and lower gas prices. Retail customer volumes decreased 2.3% due to the impacts of weather on residential and commercial customers primarily in Oregon, Utah and Washington, lower industrial usage primarily in Utah, Oregon and Washington, lower residential usage primarily in Washington, Wyoming and Oregon and lower commercial usage primarily in Utah, partially offset by an increase in the average number of commercial and residential customers primarily in Utah and Oregon, higher industrial usage in Wyoming and Idaho, and higher irrigation usage primarily in Idaho and Utah. Energy generated decreased 2% for the first six months of 2018 compared to 2017 primarily due to lower hydroelectric and coal-fueled generation, offset by higher natural gas-fueled and wind-powered and generation. Wholesale electricity sales volumes increased 38% and purchased electricity volumes increased 12%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, Utility Margin, to help evaluate results of operations. Utility Margin is calculated as operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.

PacifiCorp’s cost of fuel and energy is directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in PacifiCorp’s revenue are comparable to changes in such expenses. As such, management believes Utility Margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of fuel and energy separately. Management believes the presentation of Utility Margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Utility Margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Utility margin:
Operating revenue	$1,193	$1,245	$(52)	(4)%	$2,377	2,526	$(149)	(6)%
Cost of fuel and energy	402	399	3	1	835	840	(5)	(1)
Utility margin	791	846	(55)	(7)	1,542	1,686	(144)	(9)
Operations and maintenance	261	263	(2)	(1)	511	517	(6)	(1)
Depreciation and amortization	197	202	(5)	(2)	399	398	1	—
Property and other taxes	49	48	1	2	101	99	2	2
Operating income	$284	$333	$(49)	(15)	$531	$672	$(141)	(21)

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Utility margin (in millions):
Operating revenue	$1,193	$1,245	$(52)	(4)%	$2,377	$2,526	$(149)	(6)%
Cost of fuel and energy	402	399	3	1	835	840	(5)	(1)
Utility margin	$791	$846	$(55)	(7)	$1,542	$1,686	$(144)	(9)

Sales (GWh):
Residential	3,458	3,577	(119)	(3)%	7,649	8,038	(389)	(5)%
Commercial	4,291	4,264	27	1	8,589	8,520	69	1
Industrial, irrigation and other	5,360	5,425	(65)	(1)	10,066	10,378	(312)	(3)
Total retail	13,109	13,266	(157)	(1)	26,304	26,936	(632)	(2)
Wholesale	1,713	1,362	351	26	4,161	3,012	1,149	38
Total sales	14,822	14,628	194	1	30,465	29,948	517	2

Average number of retail customers
(in thousands)	1,895	1,864	31	2%	1,893	1,861	32	2%

Average revenue per MWh:
Retail	$83.58	$87.65	$(4.07)	(5)%	$82.56	$87.22	$(4.66)	(5)%
Wholesale	$27.19	$23.99	$3.20	13%	$27.03	$29.92	$(2.89)	(10)%

Heating degree days	1,111	1,410	(299)	(21)%	5,447	6,168	(721)	(12)%
Cooling degree days	448	536	(88)	(16)%	448	538	(90)	(17)%

Sources of energy (GWh)(1):
Coal	7,079	7,516	(437)	(6)%	15,721	16,356	(635)	(4)%
Natural gas	1,981	1,323	658	50	3,929	3,161	768	24
Hydroelectric(2)	1,037	1,578	(541)	(34)	2,173	2,957	(784)	(27)
Wind and other(2)	715	690	25	4	1,784	1,570	214	14
Total energy generated	10,812	11,107	(295)	(3)	23,607	24,044	(437)	(2)
Energy purchased	4,718	4,237	481	11	8,773	7,822	951	12
Total	15,530	15,344	186	1	32,380	31,866	514	2

Average cost of energy per MWh:
Energy generated(3)	$18.82	$18.22	$0.60	3%	$18.64	$18.80	$(0.16)	(1)%
Energy purchased	$34.07	$34.50	$(0.43)	(1)%	$36.90	$37.85	$(0.95)	(3)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Utility margin decreased $55 million, or 7%, for the second quarter of 2018 compared to 2017 primarily due to:

•	$54 million of lower retail revenue primarily due to lower average retail rates, including the impact of lower federal tax rates due to 2017 Tax Reform of $53 million;

•	$15 million of higher purchased electricity costs due to higher prices and volumes;

•
$13 million of lower retail revenues due to decreased volumes of 1.2% due to lower industrial usage primarily in Utah and Washington, the impacts of weather on residential customers primarily in Oregon and Utah, lower residential usage across the entire service area and lower commercial usage primarily in Utah, partially offset by an increase in the average number of commercial and residential customers primarily in Utah and Oregon, higher industrial usage in Wyoming and higher irrigation usage primarily in Idaho and Utah; and

•	$6 million of higher natural gas costs due to higher volumes partially offset by lower prices.

The decreases above were partially offset by:

•	$14 million of higher wholesale revenue from higher volumes and average prices;

•	$14 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms; and

•	$5 million of lower coal costs primarily due to lower volumes partially offset by higher prices.

Operations and maintenance decreased $2 million, or 1%, for the second quarter of 2018 compared to 2017 primarily due to lower salary and benefits expense.

Depreciation and amortization decreased $5 million, or 2%, for the second quarter of 2018 compared to 2017 primarily due to an adjustment to the Oregon accelerated depreciation reserve based on the Oregon allocation factor in 2018, partially offset by increased assets placed in service in the current quarter.

Income tax expense decreased $56 million, or 67%, for the second quarter of 2018 compared to 2017. The effective tax rate was 13% for 2018 and 32% for 2017. The effective tax rate decreased primarily as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the amortization of the excess deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate.

Utility margin decreased $144 million, or 9%, for the first six months of 2018 compared to 2017 primarily due to:

•	$125 million of lower retail revenue from lower prices, including the impact of lower federal tax rates due to 2017 Tax Reform of $106 million;

•
$53 million of lower retail revenue from lower retail customer volumes. Retail volumes decreased 2.3% due to impacts of weather on residential and commercial customers primarily in Oregon, Washington, and Utah, lower industrial usage primarily in Utah and Oregon, lower residential usage primarily in Washington, Oregon, and Wyoming, and lower commercial usage in Oregon, partially offset by an increase in the average number of commercial and residential customers in Utah and Oregon, higher commercial and residential usage, primarily in Utah;

•	$28 million of higher purchased electricity costs due to higher prices and volumes; and

•	$3 million of higher natural gas costs due to higher volumes, offset by lower prices.

The decreases above were partially offset by:

•	$23 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•	$22 million of higher wholesale revenue from higher volumes, offset by lower average prices; and

•	$15 million of lower coal costs primarily due to lower volumes.

Operations and maintenance decreased $6 million, or 1%, for the first six months of 2018 compared to 2017 primarily due to a lower salary and benefits expense.

Income tax expense decreased $116 million, or 69%, for the first six months of 2018 compared to 2017. The effective tax rate was 14% for 2018 and 32% for 2017. The effective tax rate decreased primarily as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the amortization of the excess deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate.

Liquidity and Capital Resources

As of June 30, 2018, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$22

Credit facilities	1,200
Less:
Short-term debt	(108)
Tax-exempt bond support	(89)
Net credit facilities	1,003

Total net liquidity	$1,025

Credit facilities:
Maturity dates	2021
Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017 were $917 million and $1,043 million, respectively. The change was primarily due to lower current year collections from retail customers, higher current year purchased power costs and income tax paid, partially offset by a current year decrease in payroll payments due to timing and higher current year collections from wholesale customers.

2017 Tax Reform reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018, and eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017. PacifiCorp anticipates passing the benefits of lower tax expense to customers through regulatory mechanisms. PacifiCorp expects lower revenue and income tax as well as lower bonus depreciation benefits as a result of 2017 Tax Reform and related regulatory treatment. PacifiCorp does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018. The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Internal Revenue Service ("IRS") rules provide for re-establishment of the production tax credit for an existing wind-powered generating facility upon the replacement of a significant portion of its components. Such component replacement is commonly referred to as repowering. If the degree of component replacement in such projects meets IRS guidelines, production tax credits are re-established for ten years at rates that depend upon the date in which construction begins. PacifiCorp’s current repowering projects are expected to earn production tax credits at 100% of the value of such credits.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2018 and 2017 were $(499) million and $(369) million, respectively. The change is primarily the result of a current year increase in capital expenditures of $129 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2018 was $(410) million. Uses of cash consisted substantially of $350 million for common stock dividends paid to PPW Holdings LLC and $86 million for the repayment of long-term debt, offset by $28 million net proceeds from short-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2017 was $(524) million. Uses of cash consisted substantially of $270 million for the repayment of short-term debt, $200 million for common stock dividends paid to PPW Holdings LLC and $50 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2018, PacifiCorp had $108 million of short-term debt outstanding at a weighted average interest rate of 2.15%. As of December 31, 2017, PacifiCorp had $80 million of short-term debt outstanding at a weighted average interest rate of 1.83%.

Long-term Debt

In July 2018, PacifiCorp issued $600 million of its 4.125% First Mortgage Bonds due January 2049. PacifiCorp used a portion of the net proceeds to repay all of PacifiCorp's $500 million 5.65% First Mortgage Bonds due July 2018 and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $725 million of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance.

As of June 30, 2018, PacifiCorp had $170 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $168 million plus interest. These letters of credit were fully available as of June 30, 2018 and expire periodically through March 2019.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2017	2018	2018

Transmission system investment	$49	$23	$71
Wind investment	5	55	412
Advanced meter infrastructure	14	29	78
Operating and other	302	392	637
Total	$370	$499	$1,198

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

•
Construction of wind-powered generating facilities at PacifiCorp totaling $2 million for each of the six-month periods ended June 30, 2018 and 2017. PacifiCorp anticipates costs for these activities will total an additional $63 million for 2018. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

•
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $53 million and $3 million for the six-month periods ended June 30, 2018 and 2017, respectively. PacifiCorp anticipates costs for these activities will total an additional $294 million for 2018. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years following each facility's return to service.

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

Integrated Resource Plan

In April 2017, PacifiCorp filed its 2017 Integrated Resource Plan ("IRP") with its state commissions. The IRP, which includes the Energy Vision 2020 project in the preferred portfolio, includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. The OPUC acknowledged PacifiCorp's 2017 IRP in December 2017, the UPSC acknowledged the 2017 IRP in March 2018, the IPUC acknowledged the 2017 IRP in April 2018, and the WUTC acknowledged the 2017 IRP in May 2018. PacifiCorp filed its 2017 IRP Update with its state commissions, except for California, in May 2018.

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

As required by applicable laws and regulations, PacifiCorp filed its draft 2017R RFP with the UPSC in June 2017 and with the OPUC in August 2017. The UPSC and the OPUC approved PacifiCorp's 2017R RFP in September 2017. The 2017R RFP was subsequently released to the market on September 27, 2017. The 2017R RFP sought up to approximately 1,270 MW of new wind resources that can interconnect to PacifiCorp's transmission system in Wyoming once a proposed high-voltage transmission line is constructed. The 2017R RFP also sought proposals for wind resources located outside of Wyoming capable of delivering all-in economic benefits for PacifiCorp's customers. The proposed high-voltage transmission line and new wind resources must be placed in service by December 31, 2020, to maximize potential federal production tax credit benefits for PacifiCorp's customers. Bids were received in October 2017 and best-and-final pricing, reflecting changes in federal tax law, was received in December 2017. PacifiCorp finalized its bid-selection process and established a final shortlist in February 2018. PacifiCorp is finalizing agreements to acquire energy and capacity from three wind facilities totaling 1,150 MWs, consisting of 950 MWs owned and 200 MWs as a power-purchase agreement.

Contractual Obligations

As of June 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2018, the related statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2017, and the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 3, 2018

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$369	$172
Accounts receivable, net	339	344
Income tax receivable	18	51
Inventories	201	245
Other current assets	117	134
Total current assets	1,044	946

Property, plant and equipment, net	14,672	14,207
Regulatory assets	225	204
Investments and restricted investments	729	728
Other assets	216	233

Total assets	$16,886	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$270	$452
Accrued interest	53	48
Accrued property, income and other taxes	239	132
Current portion of long-term debt	500	350
Other current liabilities	139	128
Total current liabilities	1,201	1,110

Long-term debt	4,880	4,692
Regulatory liabilities	1,779	1,661
Deferred income taxes	2,190	2,237
Asset retirement obligations	538	528
Other long-term liabilities	321	326
Total liabilities	10,909	10,554

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	5,416	5,203
Total shareholder's equity	5,977	5,764

Total liabilities and shareholder's equity	$16,886	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$589	$537	$1,058	$970
Regulated gas and other	128	121	405	383
Total operating revenue	717	658	1,463	1,353

Operating expenses:
Cost of fuel and energy	118	110	226	212
Cost of gas purchased for resale and other	67	62	246	234
Operations and maintenance	207	186	397	357
Depreciation and amortization	208	141	366	258
Property and other taxes	30	29	62	60
Total operating expenses	630	528	1,297	1,121

Operating income	87	130	166	232

Other income (expense):
Interest expense	(56)	(53)	(114)	(106)
Allowance for borrowed funds	4	3	8	5
Allowance for equity funds	13	8	23	14
Other, net	12	7	21	18
Total other income (expense)	(27)	(35)	(62)	(69)

Income before income tax benefit	60	95	104	163
Income tax benefit	(46)	(39)	(108)	(76)

Net income	$106	$134	$212	$239

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2016	$—	$561	$4,599	$5,160
Net income	—	—	239	239
Other equity transactions	—	—	(1)	(1)
Balance, June 30, 2017	$—	$561	$4,837	$5,398

Balance, December 31, 2017	$—	$561	$5,203	$5,764
Net income	—	—	212	212
Other equity transactions	—	—	1	1
Balance, June 30, 2018	$—	$561	$5,416	$5,977

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$212	$239
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	366	258
Amortization of utility plant to other operating expenses	17	17
Allowance for equity funds	(23)	(14)
Deferred income taxes and amortization of investment tax credits	(10)	27
Other, net	7	(1)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	1	16
Inventories	45	30
Derivative collateral, net	—	2
Contributions to pension and other postretirement benefit plans, net	(7)	(5)
Accounts payable and other liabilities	(97)	(75)
Accrued property, income and other taxes, net	140	(83)
Net cash flows from operating activities	651	411

Cash flows from investing activities:
Capital expenditures	(818)	(545)
Purchases of marketable securities	(147)	(81)
Proceeds from sales of marketable securities	125	77
Other, net	27	(3)
Net cash flows from investing activities	(813)	(552)

Cash flows from financing activities:
Proceeds from long-term debt	687	843
Repayments of long-term debt	(350)	(255)
Net repayments of short-term debt	—	(99)
Other, net	(1)	—
Net cash flows from financing activities	336	489

Net change in cash and cash equivalents and restricted cash and cash equivalents	174	348
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	282	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$456	$374

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2018, and for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations for the three- and six-month periods ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2017, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2018.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	June 30,	December 31
	2018	2017

Cash and cash equivalents	$369	$172
Restricted cash and cash equivalents in other current assets	87	110
Total cash and cash equivalents and restricted cash and cash equivalents	$456	$282

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2018	2017
Utility plant in service, net:
Generation	20-70 years	$12,102	$12,107
Transmission	52-75 years	1,858	1,838
Electric distribution	20-75 years	3,463	3,380
Gas distribution	29-75 years	1,671	1,640
Utility plant in service		19,094	18,965
Accumulated depreciation and amortization		(5,731)	(5,561)
Utility plant in service, net		13,363	13,404
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		13,369	13,410
Construction work-in-progress		1,303	797
Property, plant and equipment, net		$14,672	$14,207

(5)	Recent Financing Transactions

Long-Term Debt

In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MidAmerican Energy has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Energy has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Energy believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law in the state of Iowa, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, MidAmerican Energy reduced net deferred income tax liabilities $54 million and decreased deferred income tax benefit by $2 million. As it is probable the change in deferred taxes for MidAmerican Energy will be passed back to customers through regulatory mechanisms, MidAmerican Energy increased net regulatory liabilities by $56 million.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Income tax credits	(80)	(67)	(104)	(73)
State income tax, net of federal income tax benefit	(7)	(4)	(8)	(2)
Effects of ratemaking	(9)	(5)	(13)	(7)
Other, net	(2)	—	—	—
Effective income tax rate	(77)%	(41)%	(104)%	(47)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $228 million and $7 million for the six-month periods ended June 30, 2018 and 2017, respectively.

(7)	Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. MidAmerican Energy adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Statements of Operations, applying the practical expedient to use the amounts previously disclosed in the Notes to Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, for the three- and six-month periods ended June 30, 2017, amounts other than the service cost for pension and other postretirement benefit plans totaling $6 million and $11 million have been reclassified to other, net in the Statements of Operations of the participating subsidiaries, of which $5 million and $10 million, respectively, relates to MidAmerican Energy.

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

Net periodic benefit (credit) cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Pension:
Service cost	$2	$3	$4	$5
Interest cost	7	7	14	15
Expected return on plan assets	(11)	(11)	(22)	(22)
Net amortization	—	1	1	1
Net periodic benefit credit	$(2)	$—	$(3)	$(1)

Other postretirement:
Service cost	$2	$1	$3	$2
Interest cost	2	2	4	4
Expected return on plan assets	(4)	(4)	(7)	(7)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit credit	$(1)	$(2)	$(2)	$(3)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2018. As of June 30, 2018, $3 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2018:
Assets:
Commodity derivatives	$—	$2	$1	$(1)	$2
Money market mutual funds(2)	346	—	—	—	346
Debt securities:
United States government obligations	184	—	—	—	184
International government obligations	—	4	—	—	4
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	289	—	—	—	289
International companies	6	—	—	—	6
Investment funds	20	—	—	—	20
	$845	$44	$1	$(1)	$889

Liabilities - commodity derivatives	$—	$(7)	$(2)	$2	$(7)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017:
Assets:
Commodity derivatives	$—	$3	$4	$(2)	$5
Money market mutual funds(2)	133	—	—	—	133
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$619	$46	$4	$(2)	$667

Liabilities - commodity derivatives	$—	$(9)	$(1)	$2	$(8)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $- million as of June 30, 2018 and December 31, 2017, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Beginning balance	$—	$1	$3	$(2)
Changes in fair value recognized in net regulatory assets	(1)	(2)	(3)	—
Settlements	—	—	(1)	1
Ending balance	$(1)	$(1)	$(1)	$(1)

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

	As of June 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,380	$5,653	$5,042	$5,686

(10)	Commitments and Contingencies

Easements

During the six-month period ended June 30, 2018, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $283 million through 2058 for land in Iowa on which some of its wind-powered generating facilities will be located.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of June 30, 2018, has accrued a $10 million liability for refunds under the second complaint of amounts collected under the higher ROE from March 2015 through May 2016.

Retail Regulated Rates

In December 2017, 2017 Tax Reform was signed into law, reducing the federal tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate and regulatory liabilities increased reflective of the probability of such balances being passed back to customers. MidAmerican Energy has made filings or has been in discussions with each of its state rate regulatory bodies proposing either a reduction in retail rates or rate base for all or a portion of the net benefits of 2017 Tax Reform for 2018 and beyond. MidAmerican Energy proposed in Iowa, its largest jurisdiction, to reduce customer revenue via a rider mechanism for the impact of the lower statutory rate on current operations, subject to change depending on actual results, and defer as a regulatory liability the amortization of excess deferred income taxes. The Illinois Commerce Commission approved MidAmerican Energy's Illinois tax reform rate reduction tariff on March 21, 2018, and the Iowa Utilities Board approved MidAmerican Energy's Iowa tax reform rate reduction tariff on April 27, 2018. The approved tax reform rider mechanisms for each jurisdiction function consistent with MidAmerican Energy's other bill riders in that over or under collection from customers at any given time is included in accounts receivable, net, on the Balance Sheets.

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

Revenue recognized is equal to what MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy's performance to date and includes billed and unbilled amounts. As of June 30, 2018 and December 31, 2017, receivables, net on the Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $123 million and $89 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes MidAmerican Energy's revenue by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12, for the three- and six-month periods ended June 30, 2018 (in millions):

Three-Month Period	Electric	Gas	Other	Total
Customer Revenue:
Retail:
Residential	$173	$65	$—	$238
Commercial	80	21	—	101
Industrial	195	5	—	200
Gas transportation services	—	6	—	6
Other retail(1)	57	6	—	63
Total retail	505	103	—	608
Wholesale	63	23	—	86
Multi value transmission projects	14	—	—	14
Other Customer Revenue	—	—	1	1
Total Customer Revenue	582	126	1	709
Other revenue	7	1	—	8
Total operating revenue	$589	$127	$1	$717

Six-Month Period	Electric	Gas	Other	Total
Customer Revenue:
Retail:
Residential	$334	$233	$—	$567
Commercial	151	83	—	234
Industrial	340	10	—	350
Gas transportation services	—	19	—	19
Other retail	67	—	—	67
Total retail	892	345	—	1,237
Wholesale	125	55	—	180
Multi value transmission projects	29	—	—	29
Other Customer Revenue	—	—	3	3
Total Customer Revenue	1,046	400	3	1,449
Other revenue	12	2	—	14
Total operating revenue	$1,058	$402	$3	$1,463

(1)
Other retail for the three-month period ended June 30, 2018, includes the reversal of provisions for potential retail rate refunds previously accrued during the three-month period ended March 31, 2018. Upon resolution of the related regulatory proceedings, rates were reduced and such reductions are reflected in the applicable customer classes. Refer to Note 10 for a discussion of regulatory proceedings related to 2017 Tax Reform.

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, MidAmerican Energy would recognize a contract asset or contract liability depending on the relationship between MidAmerican Energy's performance and the customer's payment. As of June 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Balance Sheets.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$589	$537	$1,058	$970
Regulated gas	127	120	402	382
Other	1	1	3	1
Total operating revenue	$717	$658	$1,463	$1,353

Operating income:
Regulated electric	$78	$125	$114	$188
Regulated gas	8	5	51	44
Other	1	—	1	—
Total operating income	87	130	166	232
Interest expense	(56)	(53)	(114)	(106)
Allowance for borrowed funds	4	3	8	5
Allowance for equity funds	13	8	23	14
Other, net	12	7	21	18
Income before income tax benefit	$60	$95	$104	$163

	As of
	June 30, 2018	December 31, 2017
Assets:
Regulated electric	$15,612	$14,914
Regulated gas	1,274	1,403
Other	—	1
Total assets	$16,886	$16,318

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2018, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in member's equity and cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 3, 2018

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$370	$172
Accounts receivable, net	341	348
Income tax receivable	18	64
Inventories	201	245
Other current assets	116	134
Total current assets	1,046	963

Property, plant and equipment, net	14,686	14,221
Goodwill	1,270	1,270
Regulatory assets	225	204
Investments and restricted investments	731	730
Other assets	214	233

Total assets	$18,172	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2018	2017
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$270	$451
Accrued interest	58	53
Accrued property, income and other taxes	230	133
Note payable to affiliate	161	164
Current portion of long-term debt	500	350
Other current liabilities	140	128
Total current liabilities	1,359	1,279

Long-term debt	5,120	4,932
Regulatory liabilities	1,779	1,661
Deferred income taxes	2,188	2,235
Asset retirement obligations	538	528
Other long-term liabilities	322	326
Total liabilities	11,306	10,961

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	5,187	4,981
Total member's equity	6,866	6,660

Total liabilities and member's equity	$18,172	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$589	$537	$1,058	$970
Regulated gas and other	129	122	407	385
Total operating revenue	718	659	1,465	1,355

Operating expenses:
Cost of fuel and energy	118	110	226	212
Cost of gas purchased for resale and other	67	63	247	235
Operations and maintenance	208	185	398	357
Depreciation and amortization	208	141	366	258
Property and other taxes	30	29	62	60
Total operating expenses	631	528	1,299	1,122

Operating income	87	131	166	233

Other income (expense):
Interest expense	(61)	(59)	(124)	(118)
Allowance for borrowed funds	4	3	8	5
Allowance for equity funds	13	8	23	14
Other, net	13	7	23	18
Total other income (expense)	(31)	(41)	(70)	(81)

Income before income tax benefit	56	90	96	152
Income tax benefit	(47)	(41)	(110)	(81)

Net income	$103	$131	$206	$233

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2016	$1,679	$4,407	$6,086
Net income	—	233	233
Balance, June 30, 2017	$1,679	$4,640	$6,319

Balance, December 31, 2017	$1,679	$4,981	$6,660
Net income	—	206	206
Balance, June 30, 2018	$1,679	$5,187	$6,866

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$206	$233
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	366	258
Amortization of utility plant to other operating expenses	17	17
Allowance for equity funds	(23)	(14)
Deferred income taxes and amortization of investment tax credits	(10)	27
Other, net	9	(1)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	4	18
Inventories	45	30
Derivative collateral, net	—	2
Contributions to pension and other postretirement benefit plans, net	(7)	(5)
Accounts payable and other liabilities	(96)	(74)
Accrued property, income and other taxes, net	143	(88)
Net cash flows from operating activities	654	403

Cash flows from investing activities:
Capital expenditures	(818)	(545)
Purchases of marketable securities	(147)	(81)
Proceeds from sales of marketable securities	125	77
Other, net	27	(5)
Net cash flows from investing activities	(813)	(554)

Cash flows from financing activities:
Proceeds from long-term debt	687	843
Repayments of long-term debt	(350)	(255)
Net change in note payable to affiliate	(3)	10
Net repayments of short-term debt	—	(99)
Net cash flows from financing activities	334	499

Net change in cash and cash equivalents and restricted cash and cash equivalents	175	348
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	282	27
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$457	$375

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2018, and for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations for the three- and six-month periods ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2017, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2018.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30	December 31
	2018	2017

Cash and cash equivalents	$370	$172
Restricted cash and cash equivalents in other current assets	87	110
Total cash and cash equivalents and restricted cash and cash equivalents	$457	$282

(4)	Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of June 30, 2018 and December 31, 2017, nonregulated property gross of $24 million and related accumulated depreciation and amortization of $10 million, which consisted primarily of a corporate aircraft owned by MHC.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MidAmerican Funding has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Funding has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Funding believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law in the state of Iowa, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, MidAmerican Funding reduced net deferred income tax liabilities $54 million and decreased deferred income tax benefit by $2 million. As it is probable the change in deferred taxes for MidAmerican Energy will be passed back to customers through regulatory mechanisms, MidAmerican Funding increased net regulatory liabilities by $56 million.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Income tax credits	(86)	(71)	(113)	(78)
State income tax, net of federal income tax benefit	(8)	(5)	(9)	(2)
Effects of ratemaking	(10)	(5)	(14)	(8)
Other, net	(1)	—	—	—
Effective income tax rate	(84)%	(46)%	(115)%	(53)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $234 million and $8 million for the six-month periods ended June 30, 2018 and 2017, respectively.

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

	As of June 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,620	$5,953	$5,282	$6,006

(10)	Commitments and Contingencies

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

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had $1 million and $2 million of other Accounting Standards Codification Topic 606 revenue for the three-month and six-month periods ended June 30, 2018, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$589	$537	$1,058	$970
Regulated gas	127	120	402	382
Other	2	2	5	3
Total operating revenue	$718	$659	$1,465	$1,355

Operating income:
Regulated electric	$78	$125	$114	$188
Regulated gas	8	5	51	44
Other	1	1	1	1
Total operating income	87	131	166	233
Interest expense	(61)	(59)	(124)	(118)
Allowance for borrowed funds	4	3	8	5
Allowance for equity funds	13	8	23	14
Other, net	13	7	23	18
Income before income tax benefit	$56	$90	$96	$152

	As of
	June 30, 2018	December 31, 2017
Assets(1):
Regulated electric	$16,803	$16,105
Regulated gas	1,353	1,482
Other	16	34
Total assets	$18,172	$17,621

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2018 and 2017

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2018 was $106 million, a decrease of $28 million, or 21%, compared to 2017 primarily due to higher depreciation and amortization of $67 million from changes in accruals for Iowa revenue sharing and additional plant in-service and higher fossil-fueled generation maintenance of $13 million, partially offset by higher electric utility margins of $44 million and a higher income tax benefit of $6 million primarily from a lower federal tax rate, net of a $15 million reduction in recognized production tax credits. Electric utility margins increased due to higher recoveries through bill riders, higher retail customer volumes of 8.1% from industrial growth and the favorable impact of weather, partially offset by lower average rates of $27 million predominantly from accruals related to the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") and higher generation and purchased power costs.

MidAmerican Energy's net income for the first six months of 2018 was $212 million, a decrease of $27 million, or 11%, compared to 2017 primarily due to higher depreciation and amortization of $108 million from changes in accruals for Iowa revenue sharing and additional plant in-service, higher fossil-fueled generation maintenance of $15 million, higher wind-powered generation maintenance of $11 million and increases in other operating expenses, partially offset by higher electric utility margins of $74 million, higher natural gas utility margins of $8 million and a higher income tax benefit of $29 million primarily from a lower federal tax rate, net of a $10 million reduction in recognized production tax credits. Electric utility margins increased due to higher recoveries through bill riders, higher retail customer volumes of 7.5% from the favorable impact of weather and industrial growth and higher transmission revenue, partially offset by lower average rates of $53 million predominantly from accruals related to 2017 Tax Reform and higher generation and purchased power costs. Natural gas utility margins increased due to higher retail sales volumes of 24.7% from colder temperatures, partially offset by lower average rates partially due to accruals related to 2017 Tax Reform.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2018 was $103 million, a decrease of $28 million, or 21%, compared to 2017. MidAmerican Funding's net income for the first six months of 2018 was $206 million, a decrease of $27 million, or 12%, compared to 2017. The decreases were primarily due to the changes in MidAmerican Energy's earnings discussed above.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, Electric Utility Margin and Gas Utility Margin, to help evaluate results of operations. Electric Utility Margin is calculated as regulated electric operating revenue less cost of fuel and energy, which are captions presented on the Statements of Operations. Gas Utility Margin is calculated as regulated gas operating revenue less regulated cost of gas purchased for resale, which are included in regulated gas and other and cost of gas purchased for resale and other, respectively, on the Statements of Operations.

MidAmerican Energy’s cost of fuel and energy and regulated cost of gas purchased for resale are directly recovered from its customers through regulatory recovery mechanisms, and as a result, changes in MidAmerican Energy’s revenue are comparable to changes in such expenses. As such, management believes Electric Utility Margin and Gas Utility Margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of Electric Utility Margin and Gas Utility Margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Electric Utility Margin and Gas Utility Margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Electric utility margin:
Regulated electric operating revenue	$589	$537	$52	10%	$1,058	$970	$88	9%
Cost of fuel and energy	118	110	8	7	226	212	14	7
Electric utility margin	471	427	44	10	832	758	74	10

Gas utility margin:
Regulated gas operating revenue	127	120	7	6%	402	382	20	5
Cost of gas purchased for resale	67	62	5	8	246	234	12	5
Gas utility margin	60	58	2	3	156	148	8	5

Utility margin	531	485	46	9%	988	906	82	9

Other operating revenue	1	1	—	—	3	1	2	*
Operations and maintenance	207	186	21	11%	397	357	40	11
Depreciation and amortization	208	141	67	48	366	258	108	42
Property and other taxes	30	29	1	3	62	60	2	3

Operating income	$87	$130	$(43)	(33)%	$166	$232	$(66)	(28)

*    Not meaningful.

Regulated Electric Utility Margin

A comparison of key operating results related to regulated electric utility margin is as follows:

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Electric utility margin (in millions):
Operating revenue	$589	$537	$52	10%	$1,058	$970	$88	9%
Cost of fuel and energy	118	110	8	7	226	212	14	7
Electric utility margin	$471	$427	$44	10	$832	$758	$74	10

Electricity Sales (GWh):
Residential	1,569	1,394	175	13%	3,355	2,963	392	13%
Commercial	934	882	52	6	1,919	1,809	110	6
Industrial	3,483	3,250	233	7	6,608	6,255	353	6
Other	400	382	18	5	803	774	29	4
Total retail	6,386	5,908	478	8	12,685	11,801	884	7
Wholesale	2,454	2,878	(424)	(15)	5,019	5,591	(572)	(10)
Total sales	8,840	8,786	54	1	17,704	17,392	312	2

Average number of retail customers (in thousands)	778	769	9	1%	778	767	11	1%

Average revenue per MWh:
Retail	$79.32	$75.19	$4.13	5%	$70.55	$67.78	$2.77	4%
Wholesale	$25.79	$24.37	$1.42	6%	$24.19	$23.43	$0.76	3%

Heating degree days	700	496	204	41%	4,035	3,159	876	28%
Cooling degree days	511	346	165	48%	511	346	165	48%

Sources of energy (GWh)(1):
Coal	3,405	3,703	(298)	(8)%	6,734	6,665	69	1%
Nuclear	957	927	30	3	1,848	1,859	(11)	(1)
Natural gas	229	10	219	*	274	17	257	*
Wind and other(2)	3,280	3,416	(136)	(4)	7,265	7,200	65	1
Total energy generated	7,871	8,056	(185)	(2)	16,121	15,741	380	2
Energy purchased	1,168	868	300	35	1,956	1,944	12	1
Total	9,039	8,924	115	1	18,077	17,685	392	2

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric utility margin increased $44 million for the second quarter of 2018 compared to 2017 primarily due to:

(1)	Higher retail utility margin of $46 million due to -

•	an increase of $54 million from higher recoveries through bill riders, including $5 million of electric DSM program revenue (offset in operating expense);

•	an increase of $19 million from the impact of weather;

•	an increase of $14 million from non-weather-related usage factors, including higher industrial sales volumes; partially offset by

•	a decrease of $27 million in average rates predominantly from accruals related to 2017 Tax Reform; and

•	a decrease of $14 million from higher retail energy costs primarily due to higher generation and purchased power costs; and

(2)	Lower Multi-Value Projects ("MVPs") transmission revenue of $2 million due to refund accruals for lower than anticipated capital additions.

Regulated electric utility margin increased $74 million for the first six months of 2018 compared to 2017 primarily due to:

(1)	Higher retail utility margin of $68 million due to -

•	an increase of $87 million from higher recoveries through bill riders, including $12 million of electric DSM program revenue (offset in operating expense);

•	an increase of $28 million from the impact of weather;

•	an increase of $27 million from non-weather-related usage factors, including higher industrial sales volumes; partially offset by

•	a decrease of $53 million in averages rates predominantly from accruals related to 2017 Tax Reform; and

•	a decrease of $21 million from higher retail energy costs primarily due to higher generation and purchased power costs;

(2)	Higher Multi-Value Projects ("MVPs") transmission revenue of $4 million due to continued capital additions; and

(3)	Higher wholesale gross margin of $2 million due to higher margins per unit from higher market prices, substantially offset by lower sales volumes.

Regulated Gas Utility Margin

A comparison of key operating results related to regulated gas utility margin is as follows:

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Gas utility margin (in millions):
Operating revenue	$127	$120	$7	6%	$402	$382	$20	5%
Cost of gas purchased for resale	67	62	5	8	246	234	12	5
Gas utility margin	$60	$58	$2	3	$156	$148	$8	5

Natural gas throughput (000's Dth):
Residential	7,641	5,551	2,090	38%	33,720	26,669	7,051	26%
Commercial	3,757	2,740	1,017	37	16,010	13,009	3,001	23
Industrial	1,289	870	419	48	2,705	2,353	352	15
Other	8	6	2	33	30	27	3	11
Total retail sales	12,695	9,167	3,528	38	52,465	42,058	10,407	25
Wholesale sales	9,195	7,697	1,498	19	20,371	20,296	75	—
Total sales	21,890	16,864	5,026	30	72,836	62,354	10,482	17
Gas transportation service	22,632	20,288	2,344	12	52,092	45,647	6,445	14
Total gas throughput	44,522	37,152	7,370	20	124,928	108,001	16,927	16

Average number of retail customers (in thousands)	755	746	9	1%	757	747	10	1%
Average revenue per retail Dth sold	$7.56	$9.81	$(2.25)	(23)%	$6.24	$7.25	$(1.01)	(14)%
Average cost of natural gas per retail Dth sold	$3.42	$4.38	$(0.96)	(22)%	$3.63	$4.17	$(0.54)	(13)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.04	$3.69	$(0.65)	(18)%	$3.37	$3.75	$(0.38)	(10)%

Heating degree days	734	552	182	33%	4,177	3,361	816	24%

Regulated gas revenue includes purchased gas adjustment clauses through which MidAmerican Energy is allowed to recover the cost of gas purchased for resale from its retail gas utility customers. Consequently, fluctuations in the cost of gas purchased for resale do not directly affect utility margin or net income because regulated gas revenue reflects comparable fluctuations through the purchased gas adjustment clauses. For the second quarter of 2018, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas decreased 18%, resulting in a decrease of $14 million in gas revenue and cost of gas purchased for resale compared to 2017, which was more than offset by higher gas sales volumes. For the first six months of 2018, MidAmerican Energy's combined retail and wholesale average per-unit cost of gas decreased 10%, resulting in a decrease of $27 million in gas revenue and cost of gas purchased for resale compared to 2017, which was more than offset by higher gas sales volumes.

Regulated gas utility margin increased $2 million for the second quarter of 2018 compared to 2017 primarily due to:

(1)	An increase of $4 million from higher retail sales volumes due to the impact of colder temperatures; partially offset by

(2)	A decrease of $1 million from other usage and rate factors, including the impact of accruals related to 2017 Tax Reform; and

(3)	A decrease of $1 million from lower gas transportation service prices.
Regulated gas utility margin increased $8 million for the first six months of 2018 compared to 2017 primarily due to:

(1)	An increase of $13 million from higher retail sales volumes due to the impact of colder temperatures;

(2)	An increase of $1 million from higher gas transportation services; partially offset by

(3)	A decrease of $7 million from other usage and rate factors, including the impact of accruals related to 2017 Tax Reform.

Operating Expenses

MidAmerican Energy -

Operations and maintenance increased $21 million for the second quarter of 2018 compared to 2017 primarily due to higher fossil-fueled generation maintenance of $13 million from planned outages, higher wind-powered generation maintenance from additional wind turbines of $5 million and higher demand side management program expense of $4 million, which is recoverable in bill riders and offset in operating revenue.

Operations and maintenance increased $40 million for the first six months of 2018 compared to 2017 primarily due to higher fossil-fueled generation maintenance of $15 million from planned outages, higher demand side management program expense of $12 million and higher transmission operations costs from MISO of $3 million, both of which are recoverable in bill riders and offset in operating revenue, and higher wind-powered generation maintenance from additional wind turbines of $11 million.

Depreciation and amortization increased $67 million for the second quarter of 2018 compared to 2017 due to higher accruals for Iowa revenue sharing of $51 million and $15 million related to wind generation and other plant placed in-service.

Depreciation and amortization increased $108 million for the first six months of 2018 compared to 2017 due to higher accruals for Iowa revenue sharing of $79 million and $29 million related to wind generation and other plant placed in-service.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $3 million and $8 million for the second quarter and first six months of 2018, respectively, compared to 2017 primarily due to higher interest expense from the issuance of $700 million of 3.65% first mortgage bonds in February 2018, partially offset by the redemption of $350 million of 5.30% senior notes in March 2018.

Allowance for borrowed and equity funds increased $6 million and $12 million for the second quarter and first six months of 2018, respectively, compared to 2017 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $5 million and $3 million for the second quarter and first six months of 2018, respectively, compared to 2017 primarily due to higher interest income from favorable cash positions and, for the second quarter, higher returns on corporate-owned life insurance policies.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $7 million for the second quarter of 2018 compared to 2017, and the effective tax rate was (77)% for 2018 and (41)% for 2017. For the first six months of 2018 compared to 2017, MidAmerican Energy's income tax benefit increased $32 million in 2018 compared to 2017, and the effective tax rate was (104)% for 2018 and (47)% for 2017. The changes in the effective tax rates for 2018 compared to 2017 were substantially due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, the recognition of production tax credits and the effects of ratemaking.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in-service. Production tax credits recognized in the first six months of 2018 were $108 million, or $10 million lower than the first six months of 2017, while production tax credits earned in the first six months of 2018 were $164 million, or $7 million higher than the first six months of 2017 due primarily to wind-powered generation placed in-service in late 2017, partially offset by facilities no longer eligible to earn production tax credits. The difference between production tax credits recognized and earned of $56 million as of June 30, 2018, will be reflected in earnings over the remainder of 2018.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $6 million for the second quarter of 2018 compared to 2017, and the effective tax rate was (84)% for 2018 and (46)% for 2017. For the first six months of 2018 compared to 2017, MidAmerican Funding's income tax benefit increased $29 million of 2018 compared to 2017, and the effective tax rate was (115)% for 2018 and (53)% for 2017. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2018, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$369

Credit facilities, maturing 2019 and 2021	905
Less:
Tax-exempt bond support	(370)
Net credit facilities	535

MidAmerican Energy total net liquidity	$904

MidAmerican Funding:
MidAmerican Energy total net liquidity	$904
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2019	4
MidAmerican Funding total net liquidity	$909

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017, were $651 million and $411 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017, were $654 million and $403 million, respectively. Cash flows from operating activities increased primarily due to the timing of MidAmerican Energy's income tax cash flows with BHE and higher cash gross margins for MidAmerican Energy's regulated electric business, partially offset by greater payments to vendors and the timing of working capital. MidAmerican Energy's income tax cash flows with BHE totaled net cash receipts in 2018 and 2017 of $246 million and $7 million, respectively. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

In December 2017, 2017 Tax Reform was enacted which, among other items, reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 and eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017, but did not impact production tax credits. MidAmerican Energy believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will be available for 2018 and 2019. MidAmerican Energy is required to pass the benefits of lower tax expense to customers in the form of either rate reductions or rate base reductions. MidAmerican Energy expects lower revenue and income tax as well as lower bonus depreciation benefits as a result of 2017 Tax Reform and related regulatory treatment. MidAmerican Energy does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows. Refer to Regulatory Matters for further discussion of regulatory matters associated with 2017 Tax Reform.

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

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2018 and 2017, were $(813) million and $(552) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2018 and 2017, were $(813) million and $(554) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which increased due to higher wind-powered generating facility construction and repowering expenditures. Purchases and proceeds related to marketable securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2018 and 2017 were $336 million and $489 million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2018 and 2017, were $334 million and $499 million, respectively. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds. In March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due 2027 and $475 million of its 3.95% First Mortgage Bonds due 2047. An amount equal to the net proceeds was used to finance capital expenditures disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds. In February 2017, MidAmerican Energy redeemed in full through optional redemption $250 million of its 5.95% Senior Notes due July 2017. Through its commercial paper program, MidAmerican Energy made payments totaling $99 million in 2017. MidAmerican Funding repaid $(3) million and received $10 million in 2018 and 2017, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through July 31, 2020, commercial paper and bank notes aggregating $1.3 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2021 for which MidAmerican Energy may request that the banks extend the credit facility up to one year. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue an indeterminate amount of long-term debt securities through June 26, 2021. Additionally, MidAmerican Energy has authorization from the FERC to issue, through August 31, 2019, preferred stock up to an aggregate of $500 million and long-term debt securities up to an aggregate of $1.5 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the ICC to issue preferred stock up to an aggregate of $500 million through November 1, 2020, and additional long-term debt securities up to an aggregate of $1.5 billion, of which $500 million expires March 15, 2019, and $1.0 billion expires November 1, 2020.

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of June 30, 2018, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2017	2018	2018

Wind-powered generation	$129	$313	$1,178
Wind-powered generation repowering	84	141	285
Transmission Multi-Value Projects	13	6	47
Other	319	358	958
Total	$545	$818	$2,468

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

•
Transmission MVP investments. In 2012, MidAmerican Energy started the construction of four MVPs located in Iowa and Illinois that were approved by the Midcontinent Independent System Operator, Inc. When complete, the four MVPs will have added approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system and will be owned and operated by MidAmerican Energy. As of June 30, 2018, 224 miles of these MVP transmission lines have been placed in-service.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

In May 2018, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 591 MW (nominal ratings) of additional wind-powered generating facilities expected to be placed in-service by the end of 2020. The filing, which is subject to IUB approval, establishes a cost cap of $922 million, including AFUDC, and a fixed rate of return on equity of 11.25% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the proposed ratemaking principles maintain the revenue sharing mechanism currently in effect. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

Contractual Obligations

As of June 30, 2018, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2017.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding MidAmerican Energy's current regulatory matters.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits ("ZECs") and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit. Parties have filed briefs and presented oral argument. On May 29, 2018, The U.S. Department of Justice and FERC filed an amicus brief concluding federal rules do not preempt Illinois' ZEC program. Additional briefing was done after the amicus brief was filed and in July 2018, the Plaintiffs requested Notice of New Authority asking the court to consider a recent FERC decision relating to the impacts of out-of-market payments in the markets of the PJM interconnection. MidAmerican Energy cannot predict the outcome of these lawsuits.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2018, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2018 and 2017 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of Nevada Power's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Nevada Power in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 3, 2018

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$416	$57
Accounts receivable, net	303	238
Inventories	59	59
Regulatory assets	5	28
Other current assets	54	44
Total current assets	837	426

Property, plant and equipment, net	6,834	6,877
Regulatory assets	908	941
Other assets	39	35

Total assets	$8,618	$8,279

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$166	$156
Accrued interest	51	50
Accrued property, income and other taxes	78	63
Regulatory liabilities	105	91
Current portion of long-term debt and financial and capital lease obligations	1,013	842
Customer deposits	68	73
Other current liabilities	36	16
Total current liabilities	1,517	1,291

Long-term debt and financial and capital lease obligations	2,303	2,233
Regulatory liabilities	1,015	1,030
Deferred income taxes	758	767
Other long-term liabilities	283	280
Total liabilities	5,876	5,601

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	438	374
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	2,742	2,678

Total liabilities and shareholder's equity	$8,618	$8,279

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Operating revenue	$562	$574	$957	$966

Operating expenses:
Cost of fuel and energy	239	238	409	403
Operations and maintenance	107	92	198	180
Depreciation and amortization	84	78	168	154
Property and other taxes	10	9	20	19
Total operating expenses	440	417	795	756

Operating income	122	157	162	210

Other income (expense):
Interest expense	(45)	(44)	(90)	(88)
Allowance for borrowed funds	1	—	1	—
Allowance for equity funds	—	—	1	1
Other, net	5	7	9	12
Total other income (expense)	(39)	(37)	(79)	(75)

Income before income tax expense	83	120	83	135
Income tax expense	19	43	19	48
Net income	$64	$77	$64	$87

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2016	1,000	$—	$2,308	$667	$(3)	$2,972
Net income	—	—	—	87	—	87
Dividends declared	—	—	—	(322)	—	(322)
Other equity transactions	—	—	—	1	—	1
Balance, June 30, 2017	1,000	$—	$2,308	$433	$(3)	$2,738

Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	64	—	64
Balance, June 30, 2018	1,000	$—	$2,308	$438	$(4)	$2,742

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$64	$87
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on nonrecurring items	—	(1)
Depreciation and amortization	168	154
Allowance for equity funds	(1)	(1)
Deferred income taxes and amortization of investment tax credits	(14)	34
Changes in regulatory assets and liabilities	28	13
Deferred energy	25	(25)
Amortization of deferred energy	7	7
Other, net	9	(2)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(62)	(88)
Inventories	1	7
Accrued property, income and other taxes, net	12	18
Accounts payable and other liabilities	13	48
Net cash flows from operating activities	250	251

Cash flows from investing activities:
Capital expenditures	(135)	(139)
Acquisitions	—	(77)
Other, net	1	4
Net cash flows from investing activities	(134)	(212)

Cash flows from financing activities:
Proceeds from long-term debt	573	91
Repayments of long-term debt and financial and capital lease obligations	(332)	(81)
Dividends paid	—	(322)
Net cash flows from financing activities	241	(312)

Net change in cash and cash equivalents and restricted cash and cash equivalents	357	(273)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	66	290
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$423	$17

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2018 and for the three- and six-month periods ended June 30, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2018.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$416	$57
Restricted cash and cash equivalents included in other current assets	7	9
Total cash and cash equivalents and restricted cash and cash equivalents	$423	$66

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2018	2017
Utility plant:
Generation	30 - 55 years	$3,713	$3,707
Distribution	20 - 65 years	3,352	3,314
Transmission	45 - 70 years	1,861	1,860
General and intangible plant	5 - 65 years	811	793
Utility plant		9,737	9,674
Accumulated depreciation and amortization		(2,984)	(2,871)
Utility plant, net		6,753	6,803
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,754	6,804
Construction work-in-progress		80	73
Property, plant and equipment, net		$6,834	$6,877

During 2017, Nevada Power revised its electric depreciations rates effective January 2018 based on the results of a new depreciation study, the most significant impact of which was shorter estimated useful lives at the Navajo Generating Station and longer average service lives for various other utility plant groups. The net effect of these changes will increase depreciation and amortization expense by $7 million annually, or $4 million for the six-month period ended June 30, 2018, based on depreciable plant balances at the time of the change.

(5)	Regulatory Matters

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the PUCN. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel and energy in future time periods.

Regulatory Rate Review

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of regulatory earnings above 9.7%. As a result of the order, Nevada Power recorded expense of $28 million in December 2017 primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. The new rates were effective on February 15, 2018. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order and intervening parties filed motions for reconsideration. The PUCN has not yet ruled on the filed motions. Nevada Power cannot predict the timing or ultimate outcome of the PUCN rulings.

The Tax Cuts and Jobs Act ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. Nevada Power cannot predict the timing or ultimate outcome of further regulatory proceedings.

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

Long-Term Debt

In April 2018, Nevada Power issued $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020. Nevada Power used a portion of the net proceeds to repay all of Nevada Power's $325 million 6.50% General and Refunding Mortgage Notes, Series O, maturing in May 2018. In August 2018, Nevada Power used the remaining net proceeds, together with available cash, to repay all of Nevada Power's $500 million 6.50% General and Refunding Mortgage Notes, Series S, maturing in August 2018.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Nevada Power has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. Nevada Power has determined the amounts recorded and the interpretations relating to this items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Nevada Power believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Effects of ratemaking	(1)	—	(1)	—
Nondeductible expenses	2	—	2	—
Other	1	1	1	1
Effective income tax rate	23%	36%	23%	36%

(8)	Employee Benefit Plans

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2018	2017
Qualified Pension Plan -
Other long-term liabilities	$(23)	$(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(10)	(10)

Other Postretirement Plans -
Other assets	1	—
Other long-term liabilities	—	1

(9)	Fair Value Measurements

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2018
Assets:
Money market mutual funds(1)	$25	$—	$—	$25
Investment funds	1	—	—	1
	$26	$—	$—	$26

Liabilities - commodity derivatives	$—	$—	$(9)	$(9)

As of December 31, 2017
Assets - investment funds	$2	$—	$—	$2

Liabilities - commodity derivatives	$—	$—	$(3)	$(3)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2018 and December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Beginning balance	$(8)	$(14)	$(3)	$(14)
Changes in fair value recognized in regulatory assets	(3)	(1)	(8)	(2)
Settlements	2	11	2	12
Ending balance	$(9)	$(4)	$(9)	$(4)

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

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,850	$3,196	$2,600	$3,088

(10)	Commitments and Contingencies

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

Revenue recognized is equal to what Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power's performance to date and includes billed and unbilled amounts. As of June 30, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $194 million and $111 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes Nevada Power's revenue by customer class for the three- and six-month periods ended June 30, 2018 (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2018	2018
Customer Revenue:
Retail:
Residential	$312	$505
Commercial	110	205
Industrial	108	187
Other	5	11
Total fully bundled	535	908
Distribution only service	8	15
Total retail	543	923
Wholesale, transmission and other	13	23
Total Customer Revenue	556	946
Other revenue	6	11
Total revenue	$562	$957

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Nevada Power would recognize a contract asset or contract liability depending on the relationship between Nevada Power's performance and the customer's payment. As of June 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

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

Results of Operations for the Second Quarter and First Six Months of 2018 and 2017

Overview

Net income for the second quarter of 2018 was $64 million, a decrease of $13 million, or 17%, compared to 2017 primarily due to $15 million of higher operations and maintenance mainly due to increased political activity expenses and an accrual for earnings sharing ordered in the Nevada Power 2017 regulatory rate review, $13 million of lower utility margin primarily due to the tax rate reduction rider as a result of the Tax Cuts and Jobs Act ("2017 Tax Reform") and $6 million in higher depreciation expense primarily due to the Nevada Power 2017 regulatory rate review, partially offset by $24 million of lower income tax primarily due to 2017 Tax Reform, which reduced the federal statutory tax rate.

Net income for the first six months of 2018 was $64 million, a decrease of $23 million, or 26%, compared to 2017 primarily due to $18 million of higher operations and maintenance mainly due to increased political activity expenses, a legal settlement and an accrual for earnings sharing ordered in the Nevada Power 2017 regulatory rate review, $15 million of lower utility margin primarily due to the tax rate reduction rider as a result of 2017 Tax Reform and a $14 million increase in depreciation expense primarily due to the Nevada Power 2017 regulatory rate review, partially offset by $29 million of lower income tax primarily due to 2017 Tax Reform, which reduced the federal statutory tax rate.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, utility margin, to help evaluate results of operations. Utility margin is calculated as electric operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.
Nevada Power’s cost of fuel and energy are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in the Nevada Power’s revenue are comparable to changes in such expenses. As such, management believes utility margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Utility margin:
Operating revenue	$562	$574	$(12)	(2)%	$957	$966	$(9)	(1)%
Cost of fuel and energy	239	238	1	—	409	403	6	1
Utility margin	323	336	(13)	(4)	548	563	(15)	(3)
Operations and maintenance	107	92	15	16	198	180	18	10
Depreciation and amortization	84	78	6	8	168	154	14	9
Property and other taxes	10	9	1	11	20	19	1	5
Operating income	$122	$157	$(35)	(22)	$162	$210	$(48)	(23)

A comparison of Nevada Power's key operating results is as follows:

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Utility margin (in millions):
Operating revenue	$562	$574	$(12)	(2)%	$957	$966	$(9)	(1)%
Cost of fuel and energy	239	238	1	—	409	403	6	1
Utility margin	$323	$336	$(13)	(4)	$548	$563	$(15)	(3)

GWh sold:
Residential	2,604	2,482	122	5%	4,086	4,000	86	2%
Commercial	1,201	1,178	23	2	2,191	2,152	39	2
Industrial	1,416	1,640	(224)	(14)	2,650	3,087	(437)	(14)
Other	46	45	1	2	96	94	2	2
Total fully bundled(1)	5,267	5,345	(78)	(1)	9,023	9,333	(310)	(3)
Distribution only service	671	430	241	56	1,163	750	413	55
Total retail	5,938	5,775	163	3	10,186	10,083	103	1
Wholesale	84	46	38	83	128	155	(27)	(17)
Total GWh sold	6,022	5,821	201	3	10,314	10,238	76	1

Average number of retail customers (in thousands):
Residential	824	809	15	2%	821	807	14	2%
Commercial	108	106	2	2	107	106	1	1
Industrial	2	2	—	—	2	2	—	—
Total	934	917	17	2	930	915	15	2

Average per MWh:
Revenue - fully bundled(1)	$101.41	$103.85	$(2.44)	(2)%	$100.53	$99.56	$0.97	1%
Total cost of energy(2)	$41.75	$42.54	$(0.79)	(2)%	$42.89	$41.29	$1.60	4%

Heating degree days	23	16	7	44%	839	791	48	6%
Cooling degree days	1,473	1,378	95	7%	1,492	1,489	3	—%

Sources of energy (GWh)(3):
Natural gas	3,612	3,286	326	10%	6,013	5,746	267	5%
Coal	239	309	(70)	(23)	488	815	(327)	(40)
Renewables	21	22	(1)	(5)	36	38	(2)	(5)
Total energy generated	3,872	3,617	255	7	6,537	6,599	(62)	(1)
Energy purchased	1,849	1,976	(127)	(6)	2,995	3,165	(170)	(5)
Total	5,721	5,593	128	2	9,532	9,764	(232)	(2)

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 23 and 50 GWh of coal and 363 and 485 GWh of gas generated energy that is purchased at cost by related parties for the second quarter of 2018 and 2017, respectively. The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 93 and 187 GWh of coal and 1,043 and 1,150 GWh of gas generated energy that is purchased at cost by related parties for the first six months of 2018 and 2017, respectively.

(3)	GWh amounts are net of energy used by the related generating facilities.

Utility margin decreased $13 million, or 4%, for the second quarter of 2018 compared to 2017 primarily due to:

•	$16 million in lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform;

•	$6 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018 and

•	$3 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.
The decrease in utility margin was offset by:

•	$5 million in higher residential volumes primarily from the impacts of weather and

•	$2 million in higher other revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers.

Operations and maintenance increased $15 million, or 16%, for the second quarter of 2018 compared to 2017 primarily due to higher political activity expenses, an accrual for earnings sharing ordered in the Nevada Power 2017 regulatory rate review and regulatory amortizations in 2017 from a gain on sale of property. These increases were partially offset by increased regulatory amortizations.

Depreciation and amortization increased $6 million, or 8%, for the second quarter of 2018 compared to 2017 primarily due to various regulatory directed amortizations and increased depreciation expense as a result of the Nevada Power 2017 regulatory rate review.

Income tax expense decreased $24 million, or 56%, for the second quarter of 2018 compared to 2017. The effective tax rate was 23% in 2018 and 36% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the favorable impacts of rate making, partially offset by nondeductible expenses.

Utility margin decreased $15 million, or 3%, for the first six months of 2018 compared to 2017 primarily due to:

•	$16 million in lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform;

•	$8 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018 and

•	$3 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.
The decrease in utility margin was offset by:

•	$4 million due to higher residential customer growth;

•	$3 million in higher other revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers and

•	$2 million in higher residential volumes primarily from the impacts of weather.

Operations and maintenance increased $18 million, or 10%, for the first six months of 2018 compared to 2017 primarily due to higher political activity expenses, a legal settlement, an accrual for earnings sharing ordered in the Nevada Power 2017 regulatory rate review and regulatory amortizations in 2017 from a gain on sale of property. These increases were partially offset by decreased maintenance costs and increased regulatory amortizations.

Depreciation and amortization increased $14 million, or 9%, for the first six months of 2018 compared to 2017 primarily due to various regulatory directed amortizations and increased depreciation expense as a result of the Nevada Power 2017 regulatory rate review.

Other income (expense) is unfavorable $4 million, or 5%, for the first six months of 2018 compared to 2017 primarily due to interest on deferred charges.

Income tax expense decreased $29 million, or 60%, for the first six months of 2018 compared to 2017. The effective tax rate was 23% in 2018 and 36% in 2017.The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the favorable impacts of rate making, partially offset by nondeductible expenses.

Liquidity and Capital Resources

As of June 30, 2018, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$416
Credit facility	400
Total net liquidity	$816
Credit facility:
Maturity date	2021

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017 were $250 million and $251 million, respectively. Decreases were due to impact fees received in 2017, higher federal tax payments, and higher payments for operating costs in 2018 partially offset by a decrease in fuel costs and increased collections from customers due to higher deferred energy rates.

Nevada Power's income tax cash flows benefited in 2017 and 2016 from 50% bonus depreciation on qualifying assets placed in service and from investment tax credits earned on qualifying solar projects. In December 2017, 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and eliminated the deduction for production activities, but did not impact investment tax credits. Nevada Power believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. Nevada Power expects lower revenue collections and income tax payments as well as lower bonus depreciation benefits as a result of 2017 Tax Reform and related regulatory treatment. Nevada Power does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2018 and 2017 were $(134) million and $(212) million, respectively. The change was due to the acquisition of the remaining 25% in the Silverhawk generating station in 2017 and decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2018 and 2017 were $241 million and $(312) million, respectively. The change was due to greater proceeds from issuance of long-term debt in 2018 and dividends paid to NV Energy, Inc. of $322 million in 2017 compared to no dividends paid in 2018, partially offset by higher redemptions of long-term debt in 2018.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. Following the April 2018 issuance of $575 million of general and refunding mortgage securities, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue new long-term debt securities of up to $1.3 billion; (2) refinance up to $656 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of June 30, 2018.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2017	2018	2018

Distribution	28	55	174
Transmission system investment	5	5	23
Other	106	75	152
Total	$139	$135	$349

Nevada Power's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2017.

Regulatory Matters

Nevada Power is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding Nevada Power's current regulatory matters.

Integrated Resource Plan ("IRP")

In June 2018, Nevada Power and Sierra Pacific filed with the PUCN a joint application for approval of a 2019-2038 Triennial IRP, 2019-2021 Action Plan, and 2019-2021 Energy Supply Plan ("ESP"). As part of the filings, the Nevada Utilities seek the PUCN authorization to add 1,001 MW of renewable energy and 100 MW of energy storage capacity. The Nevada Utilities are requesting to achieve with power purchase agreements from six new solar generating resources, three battery storage systems, transmission network upgrades and the conditional early retirement of North Valmy Unit 1 generating station. The agreements are conditional upon voters not approving the ballot measure on energy choice in November 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2018, the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2018 and 2017, and of changes in shareholder's equity and cash flows for the six-month periods ended June 30, 2018 and 2017 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of Sierra Pacific's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Sierra Pacific in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 3, 2018

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$71	$4
Accounts receivable, net	91	112
Inventories	48	49
Regulatory assets	12	32
Other current assets	18	17
Total current assets	240	214

Property, plant and equipment, net	2,923	2,892
Regulatory assets	297	300
Other assets	8	7

Total assets	$3,468	$3,413

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$77	$92
Accrued interest	14	14
Accrued property, income and other taxes	22	10
Regulatory liabilities	37	19
Current portion of long-term debt and financial and capital lease obligations	2	2
Customer deposits	18	15
Other current liabilities	23	12
Total current liabilities	193	164

Long-term debt and financial and capital lease obligations	1,153	1,152
Regulatory liabilities	473	481
Deferred income taxes	332	330
Other long-term liabilities	105	114
Total liabilities	2,256	2,241

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	102	62
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,212	1,172

Total liabilities and shareholder's equity	$3,468	$3,413

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Electric	$169	$160	$350	$319
Natural gas	19	17	60	51
Total operating revenue	188	177	410	370

Operating expenses:
Cost of fuel and energy	78	61	155	117
Cost of natural gas purchased for resale	8	6	31	22
Operations and maintenance	48	40	87	81
Depreciation and amortization	29	28	59	56
Property and other taxes	6	6	12	12
Total operating expenses	169	141	344	288

Operating income	19	36	66	82

Other income (expense):
Interest expense	(11)	(11)	(21)	(22)
Allowance for borrowed funds	1	—	1	—
Allowance for equity funds	1	—	2	1
Other, net	3	1	5	2
Total other income (expense)	(6)	(10)	(13)	(19)

Income before income tax expense	13	26	53	63
Income tax expense	6	9	12	22
Net income	$7	$17	$41	$41

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholder's
	Shares	Amount	Capital	(Deficit)	Loss, Net	Equity

Balance, December 31, 2016	1,000	$—	$1,111	$(2)	$(1)	$1,108
Net income	—	—	—	41	—	41
Dividends declared	—	—	—	(5)	—	(5)
Other equity transactions	—	—	—	(1)	—	(1)
Balance, June 30, 2017	1,000	$—	$1,111	$33	$(1)	$1,143

Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172
Net income	—	—	—	41	—	41
Other equity transactions	—	—	—	(1)	—	(1)
Balance, June 30, 2018	1,000	$—	$1,111	$102	$(1)	$1,212

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$41	$41
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	59	56
Allowance for equity funds	(2)	(1)
Deferred income taxes and amortization of investment tax credits	2	23
Changes in regulatory assets and liabilities	19	7
Deferred energy	26	(20)
Amortization of deferred energy	(5)	(34)
Other, net	—	(1)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	21	23
Accrued property, income and other taxes, net	11	1
Accounts payable and other liabilities	(10)	(54)
Net cash flows from operating activities	162	41

Cash flows from investing activities:
Capital expenditures	(94)	(87)
Net cash flows from investing activities	(94)	(87)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(1)	(1)
Dividends paid	—	(5)
Net cash flows from financing activities	(1)	(6)

Net change in cash and cash equivalents and restricted cash and cash equivalents	67	(52)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	8	60
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$75	$8

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2018 and for the three- and six-month periods ended June 30, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2018 and 2017. The results of operations for the three- and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2018.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2018	2017
Cash and cash equivalents	$71	$4
Restricted cash and cash equivalents included in other current assets	4	4
Total cash and cash equivalents and restricted cash and cash equivalents	$75	$8

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2018	2017
Utility plant:
Electric generation	25 - 60 years	$1,144	$1,144
Electric distribution	20 - 100 years	1,506	1,459
Electric transmission	50 - 100 years	818	786
Electric general and intangible plant	5 - 70 years	190	181
Natural gas distribution	35 - 70 years	396	390
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	303	294
Utility plant		4,371	4,268
Accumulated depreciation and amortization		(1,553)	(1,513)
Utility plant, net		2,818	2,755
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,823	2,760
Construction work-in-progress		100	132
Property, plant and equipment, net		$2,923	$2,892

(5)	Regulatory Matters

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the PUCN. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Consolidated Statements of Operations but rather is deferred and recorded as a regulatory asset on the Consolidated Balance Sheets. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel and energy in future time periods.

Regulatory Rate Review

The Tax Cuts and Jobs Act ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific, The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. Sierra Pacific cannot predict the timing or ultimate outcome of further regulatory proceedings.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Sierra Pacific has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. Sierra Pacific has determined the amounts recorded and the interpretations relating to this items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Sierra Pacific believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. The accounting is estimated to be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Effects of ratemaking	14	—	(1)	—
Nondeductible expenses	8	—	3	—
Other	3	—	—	—
Effective income tax rate	46%	35%	23%	35%

(8)	Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $6 million to Other Postretirement Plan for the six-month period ended June 30, 2018. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2018	2017
Qualified Pension Plan -
Other long-term liabilities	$(1)	$(2)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans -
Other long-term liabilities	(14)	(20)

(9)	Fair Value Measurements

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2018
Assets - money market mutual funds(1)	$40	$—	$—	$40

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

As of December 31, 2017
Assets - investment funds	$—	$—	$—	$—

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of June 30, 2018 and December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017

Beginning balance	$(2)	$—	$—	$—
Changes in fair value recognized in regulatory assets	(1)	—	(3)	—
Settlements	1	—	1	—
Ending balance	$(2)	$—	$(2)	$—

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

	As of June 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,168	$1,120	$1,221

(10)	Commitments and Contingencies

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

Revenue recognized is equal to what Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific's performance to date and includes billed and unbilled amounts. As of June 30, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $53 million and $62 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes Sierra Pacific's revenue by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12, for the three- and six-month periods ended June 30, 2018 (in millions):

	Three-Month Period			Six-Month Period
	Ended June 30,			Ended June 30,
	2018			2018
	Electric	Gas	Total	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$59	$13	$72	$127	$39	$166
Commercial	58	4	62	115	15	130
Industrial	38	2	40	77	5	82
Other	1	—	1	3	—	3
Total fully bundled	156	19	175	322	59	381
Distribution only service	1	—	1	2	—	2
Total retail	157	19	176	324	59	383
Wholesale, transmission and other	10	—	10	23	—	23
Total Customer Revenue	167	19	186	347	59	406
Other revenue	2	—	2	3	1	4
Total revenue	$169	$19	$188	$350	$60	$410

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Sierra Pacific would recognize a contract asset or contract liability depending on the relationship between Sierra Pacific's performance and the customer's payment. As of June 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$169	$160	$350	$319
Regulated natural gas	19	17	60	51
Total operating revenue	$188	$177	$410	$370

Operating income:
Regulated electric	$18	$34	$55	$70
Regulated natural gas	1	2	11	12
Total operating income	19	36	66	82
Interest expense	(11)	(11)	(21)	(22)
Allowance for borrowed funds	1	—	1	—
Allowance for equity funds	1	—	2	1
Other, net	3	1	5	2
Income before income tax expense	$13	$26	$53	$63

	As of
	June 30,	December 31,
	2018	2017
Assets:
Regulated electric	$3,089	$3,103
Regulated natural gas	301	300
Regulated common assets(1)	78	10
Total assets	$3,468	$3,413

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Second Quarter and First Six Months of 2018 and 2017

Overview

Net income for the second quarter of 2018 was $7 million, a decrease of $10 million, or 59%, compared to 2017 primarily due to $8 million of higher operations and maintenance primarily due to increased political activity expenses and $8 million of lower utility margin primarily due to the tax rate reduction rider as a result of the Tax Cuts and Jobs Act ("2017 Tax Reform").

Net income for the first six months of 2018 and 2017 was $41 million. Lower utility margin of $7 million primarily due to the tax rate reduction rider as a result of 2017 Tax Reform and $6 million of higher operations and maintenance primarily due to increased political activity expenses, was offset by lower income tax primarily due to 2017 Tax Reform, which reduced the federal statutory tax rate, and lower pension expense.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, electric utility margin and natural gas utility margin, to help evaluate results of operations. Electric utility margin is calculated as electric operating revenue less cost of fuel and energy while natural gas utility margin is calculated as natural gas operating revenue less cost of natural gas purchased for resale, which are captions presented on the Consolidated Statements of Operations.
Sierra Pacific’s cost of fuel and energy and cost of natural gas purchased for resale are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in the Sierra Pacific’s revenue are comparable to changes in such expenses. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Electric utility margin and natural gas utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Electric utility margin:
Electric operating revenue	$169	$160	$9	6%	$350	$319	$31	10%
Cost of fuel and energy	78	61	17	28	155	117	38	32
Electric utility margin	91	99	(8)	(8)	195	202	(7)	(3)

Natural gas utility margin:
Natural gas operating revenue	19	17	2	12%	60	51	9	18%
Cost of natural gas purchased for resale	8	6	2	33	31	22	9	41
Natural gas utility margin	11	11	—	—	29	29	—	—

Utility margin	102	110	(8)	(7)%	224	231	(7)	(3)%

Operations and maintenance	48	40	8	20%	87	81	6	7%
Depreciation and amortization	29	28	1	4	59	56	3	5
Property and other taxes	6	6	—	—	12	12	—	—

Operating income	$19	$36	$(17)	(47)%	$66	$82	$(16)	(20)%

A comparison of Sierra Pacific's key operating results is as follows:

Electric Utility Margin

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Electric utility margin (in millions):
Electric operating revenue	$169	$160	$9	6%	$350	$319	$31	10%
Cost of fuel and energy	78	61	17	28	155	117	38	32
Electric utility margin	$91	$99	$(8)	(8)	$195	$202	$(7)	(3)

GWh sold:
Residential	527	538	(11)	(2)%	1,140	1,168	(28)	(2)%
Commercial	711	742	(31)	(4)	1,408	1,421	(13)	(1)
Industrial	811	805	6	1	1,630	1,549	81	5
Other	4	4	—	—	8	8	—	—
Total fully bundled(1)	2,053	2,089	(36)	(2)	4,186	4,146	40	1
Distribution only service	387	345	42	12	749	693	56	8
Total retail	2,440	2,434	6	—	4,935	4,839	96	2
Wholesale	111	107	4	4	282	289	(7)	(2)
Total GWh sold	2,551	2,541	10	—	5,217	5,128	89	2

Average number of retail customers (in thousands):
Residential	299	295	4	1%	298	294	4	1%
Commercial	47	47	—	—	47	47	—	—
Total	346	342	4	1	345	341	4	1

Average per MWh:
Revenue - fully bundled(1)	$76.36	$71.32	$5.04	7%	$77.16	$70.61	$6.55	9%
Revenue - wholesale	$42.54	$49.81	$(7.27)	(15)%	$46.76	$49.97	$(3.21)	(6)%
Total cost of energy(2)	$33.99	$26.41	$7.58	29%	$33.24	$24.70	$8.54	35%

Heating degree days	485	572	(87)	(15)%	2,625	2,705	(80)	(3)%
Cooling degree days	240	331	(91)	(27)%	240	331	(91)	(27)%

Sources of energy (GWh)(3):
Natural gas	1,078	996	82	8%	2,135	2,006	129	6%
Coal	197	102	95	93	197	102	95	93
Renewables	12	14	(2)	(14)	18	19	(1)	(5)
Total energy generated	1,287	1,112	175	16	2,350	2,127	223	10
Energy purchased	999	1,201	(202)	(17)	2,305	2,624	(319)	(12)
Total	2,286	2,313	(27)	(1)	4,655	4,751	(96)	(2)

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 19 GWh of coal and 49 GWh of gas generated energy that is purchased at cost by related parties for the second quarter and first six months of 2018.In the second quarter and first six months of 2017, there were no GWh of coal or gas excluded.

(3)	GWh amounts are net of energy used by the related generating facilities.

Natural Gas Utility Margin

	Second Quarter				First Six Months
	2018	2017	Change		2018	2017	Change
Natural gas utility margin (in millions):
Natural gas operating revenue	$19	$17	$2	12%	$60	$51	$9	18%
Cost of natural gas purchased for resale	8	6	2	33	31	22	9	41
Natural gas utility margin	$11	$11	$—	—	$29	$29	$—	—

Dth sold:
Residential	1,461	1,572	(111)	(7)%	5,780	6,031	(251)	(4)%
Commercial	788	832	(44)	(5)	2,900	3,028	(128)	(4)
Industrial	407	351	56	16	1,097	1,011	86	9
Total retail	2,656	2,755	(99)	(4)	9,777	10,070	(293)	(3)

Average number of retail customers (in thousands)	167	164	3	2%	166	164	2	1%
Average revenue per retail Dth sold	$7.13	$6.05	$1.08	18%	$6.02	$4.98	$1.04	21%
Average cost of natural gas per retail Dth sold	$2.73	$4.26	$(1.53)	(36)%	$3.09	$4.19	$(1.10)	(26)%
Heating degree days	485	572	(87)	(15)%	2,625	2,705	(80)	(3)%

Electric utility margin decreased $8 million, or 8%, for the second quarter of 2018 compared to 2017 primarily due to:

•	$6 million in tax rate reduction rider as a result of 2017 Tax Reform and

•	$2 million in lower customer volumes primarily from the impacts of weather.

Operations and maintenance increased $8 million, or 20%, for the second quarter of 2018 compared to 2017 primarily due to increased political activity expenses.

Other income (expense) is favorable $4 million, or 40%, for the second quarter of 2018 compared to 2017 primarily due to lower pension expense and an increase in allowance for funds used during construction.

Income tax expense decreased $3 million, or 33%, for the second quarter of 2018 compared to 2017. The effective tax rate was 46% in 2018 and 35% in 2017. The increase in the effective tax rate is primarily due to increases in the impacts of ratemaking and nondeductible expenses, partially offset by 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018.

Electric utility margin decreased $7 million, or 3%, for the first six months of 2018 compared to 2017 primarily due to:

•	$5 million in tax rate reduction rider as a result of 2017 Tax Reform and

•	$3 million in lower customer volumes primarily from the impacts of weather.

Operations and maintenance increased $6 million, or 7%, for the first six months of 2018 compared to 2017 primarily due to increased political activity expenses.

Depreciation and amortization increased $3 million, or 5%, for the first six months of 2018 compared to 2017 primarily due to higher plant placed in service.

Other income (expense) is favorable $6 million, or 32%, for the first six months of 2018 compared to 2017 primarily due to lower pension expense and an increase in allowance for funds used during construction.

Income tax expense decreased $10 million, or 45%, for the first six months of 2018 compared to 2017. The effective tax rate was 23% in 2018 and 35% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the favorable impacts of rate making, partially offset by nondeductible expenses.

Liquidity and Capital Resources

As of June 30, 2018, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$71

Credit facility	250
Less:
Tax-exempt bond support	(80)
Net credit facility	170

Total net liquidity	$241
Credit facility:
Maturity date	2021

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2018 and 2017 were $162 million and $41 million, respectively. The change was due to a decrease in fuel costs, increased collections from customers due to higher deferred energy rates and lower payments for operating costs.

Sierra Pacific's income tax cash flows benefited in 2017 and 2016 from 50% bonus depreciation on qualifying assets placed in service. In December 2017, 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminated bonus depreciation on qualifying regulated utility assets acquired after September 27, 2017 and eliminated the deduction for production activities. Sierra Pacific believes for qualifying assets acquired on or before September 27, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order has extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. Sierra Pacific expects lower revenue collections and income tax payments as well as lower bonus depreciation benefits as a result of 2017 Tax Reform and the related regulatory treatment. Sierra Pacific does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2018 and 2017 were $(94) million and $(87) million, respectively. The change was primarily due to increased capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2018 and 2017 were $(1) million and $(6) million, respectively. The change was primarily due to dividends paid to NV Energy, Inc. in 2017.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of June 30, 2018, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of June 30, 2018.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2017	2018	2018

Distribution	$38	$69	$155
Transmission system investment	6	2	9
Other	43	23	52
Total	$87	$94	$216

Sierra Pacific's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2017.

Regulatory Matters

Sierra Pacific is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding Sierra Pacific's current regulatory matters.

Integrated Resource Plan ("IRP")

In June 2018, Nevada Power and Sierra Pacific filed with the PUCN a joint application for approval of a 2019-2038 Triennial IRP, 2019-2021 Action Plan, and 2019-2021 Energy Supply Plan ("ESP"). As part of the filings, the Nevada Utilities seek the PUCN authorization to add 1,001 MW of renewable energy and 100 MW of energy storage capacity. The Nevada Utilities are requesting to achieve with power purchase agreements from six new solar generating resources, three battery storage systems, transmission network upgrades and the conditional early retirement of North Valmy Unit 1 generating station. The agreements are conditional upon voters not approving the ballot measure on energy choice in November 2018.

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

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2017. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2017. Refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2018.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Thirteenth Supplemental Indenture, dated as of July 25, 2018, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.45% Senior Notes due 2049.

4.2
Fiscal Agency Agreement, dated as of July 12, 2018, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $450,000,000 in principal amount of the 4.30% Senior Bonds due 2049.

10.1
$3,500,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.2
Third Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of April 19, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.3
Third Amending Agreement to Third Amended and Restated Credit Agreement, dated as of April 19, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.3
Twenty-Ninth Supplemental Indenture, dated as of July 1, 2018, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated July 13, 2018).

10.4
$600,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.5
$600,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

10.6
$900,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, LTD., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

NEVADA POWER

3.1
Amended and Restated By-Laws of Nevada Power Company as amended December 21, 2017 (incorporated by reference to Exhibit 3.1 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

4.4
Officer's Certificate establishing the terms of Nevada Power Company’s 2.75% General and Refunding Mortgage Notes, Series BB, due 2020 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated April 12, 2018).

10.7
$400,000,000 Third Amended and Restated Credit Agreement, dated as of April 30, 2018, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.7 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

Exhibit No.	Description

SIERRA PACIFIC

3.2
Amended and Restated By-Laws of Sierra Pacific Power Company as amended December 21, 2017 (incorporated by reference to Exhibit 3.2 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.8
$250,000,000 Third Amended and Restated Credit Agreement, dated as of April 30, 2018, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.8 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 3, 2018	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 3, 2018	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 3, 2018	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 3, 2018	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 3, 2018	/s/ E. Kevin Bethel
E. Kevin Bethel
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)