Form 10-Q
period 2018-09-30
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; PACIFICORP /OR/; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2018-11-05
CIK 1081316, 90144, 71180, 75594, 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018
or
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
Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files). Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of October 31, 2018, 76,996,944 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of October 31, 2018, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of October 31, 2018.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2018, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 31, 2018, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of October 31, 2018, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	30
PacifiCorp and its subsidiaries	74
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	109
Nevada Power Company and its subsidiaries	136
Sierra Pacific Power Company and its subsidiaries	158

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2018, the related consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2018

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$935
Restricted cash and cash equivalents	358	327
Trade receivables, net	2,198	2,014
Income tax receivable	—	334
Inventories	851	888
Mortgage loans held for sale	501	465
Other current assets	860	815
Total current assets	5,784	5,778

Property, plant and equipment, net	67,587	65,871
Goodwill	9,683	9,678
Regulatory assets	2,778	2,761
Investments and restricted cash and cash equivalents and investments	4,754	4,872
Other assets	1,276	1,248

Total assets	$91,862	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,331	$1,519
Accrued interest	518	488
Accrued property, income and other taxes	543	354
Accrued employee expenses	414	274
Short-term debt	1,784	4,488
Current portion of long-term debt	2,205	3,431
Other current liabilities	1,026	1,049
Total current liabilities	7,821	11,603

BHE senior debt	8,620	5,452
BHE junior subordinated debentures	100	100
Subsidiary debt	26,633	26,210
Regulatory liabilities	7,553	7,309
Deferred income taxes	8,895	8,242
Other long-term liabilities	2,552	2,984
Total liabilities	62,174	61,900

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,357	6,368
Long-term income tax receivable	(494)	—
Retained earnings	25,361	22,206
Accumulated other comprehensive loss, net	(1,667)	(398)
Total BHE shareholders' equity	29,557	28,176
Noncontrolling interests	131	132
Total equity	29,688	28,308

Total liabilities and equity	$91,862	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Energy	$4,419	$4,322	$11,818	$11,501
Real estate	1,218	961	3,252	2,502
Total operating revenue	5,637	5,283	15,070	14,003

Operating expenses:
Energy:
Cost of sales	1,271	1,212	3,565	3,380
Operations and maintenance	901	772	2,534	2,334
Depreciation and amortization	667	635	2,110	1,905
Property and other taxes	142	142	428	421
Real estate	1,133	882	3,067	2,311
Total operating expenses	4,114	3,643	11,704	10,351

Operating income	1,523	1,640	3,366	3,652

Other income (expense):
Interest expense	(453)	(464)	(1,380)	(1,379)
Capitalized interest	17	14	44	34
Allowance for equity funds	30	24	75	59
Interest and dividend income	27	32	85	85
Gains (losses) on marketable securities, net	260	3	(336)	8
Other, net	19	(17)	50	8
Total other income (expense)	(100)	(408)	(1,462)	(1,185)

Income before income tax expense (benefit) and equity income	1,423	1,232	1,904	2,467
Income tax expense (benefit)	23	184	(366)	319
Equity income	9	30	35	80
Net income	1,409	1,078	2,305	2,228
Net income attributable to noncontrolling interests	8	10	19	30
Net income attributable to BHE shareholders	$1,401	$1,068	$2,286	$2,198

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Net income	$1,409	$1,078	$2,305	$2,228

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $-, $1, $12 and $(3)	(1)	15	50	16
Foreign currency translation adjustment	(2)	227	(236)	535
Unrealized gains on marketable securities, net of tax of $-, $284, $- and $355	—	423	—	542
Unrealized gains (losses) on cash flow hedges, net of tax of $(1), $1, $(1) and $(3)	1	1	2	(5)
Total other comprehensive (loss) income, net of tax	(2)	666	(184)	1,088

Comprehensive income	1,407	1,744	2,121	3,316
Comprehensive income attributable to noncontrolling interests	8	10	19	30
Comprehensive income attributable to BHE shareholders	$1,399	$1,734	$2,102	$3,286

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Common		Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2016	77	$—	$6,390	$—	$19,448	$(1,511)	$136	$24,463
Net income	—	—	—	—	2,198	—	14	2,212
Other comprehensive income	—	—	—	—	—	1,088	—	1,088
Common stock purchases	—	—	(1)	—	(18)	—	—	(19)
Common stock exchange	—	—	(6)	—	(94)	—	—	(100)
Distributions	—	—	—	—	—	—	(16)	(16)
Other equity transactions	—	—	(21)	—	—	—	(3)	(24)
Balance, September 30, 2017	77	$—	$6,362	$—	$21,534	$(423)	$131	$27,604

Balance, December 31, 2017	77	$—	$6,368	$—	$22,206	$(398)	$132	$28,308
Adoption of ASU 2016-01	—	—	—	—	1,085	(1,085)	—	—
Net income	—	—	—	—	2,286	—	16	2,302
Other comprehensive loss	—	—	—	—	—	(184)	—	(184)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	115	(115)	—	—	—
Common stock purchases	—	—	(6)	—	(101)	—	—	(107)
Distributions	—	—	—	—	—	—	(17)	(17)
Other equity transactions	—	—	(5)	—	—	—	—	(5)
Balance, September 30, 2018	77	$—	$6,357	$(494)	$25,361	$(1,667)	$131	$29,688

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$2,305	$2,228
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	336	(8)
Depreciation and amortization	2,147	1,943
Allowance for equity funds	(75)	(59)
Equity income, net of distributions	17	(14)
Changes in regulatory assets and liabilities	263	17
Deferred income taxes and amortization of investment tax credits	(116)	573
Other, net	40	21
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(192)	(82)
Derivative collateral, net	9	(16)
Pension and other postretirement benefit plans	(61)	(29)
Accrued property, income and other taxes, net	190	390
Accounts payable and other liabilities	168	170
Net cash flows from operating activities	5,031	5,134

Cash flows from investing activities:
Capital expenditures	(4,203)	(3,179)
Acquisitions, net of cash acquired	(105)	(1,102)
Purchases of marketable securities	(287)	(167)
Proceeds from sales of marketable securities	266	186
Equity method investments	(236)	(80)
Other, net	48	(12)
Net cash flows from investing activities	(4,517)	(4,354)

Cash flows from financing activities:
Proceeds from BHE senior debt	3,166	—
Repayments of BHE senior debt and junior subordinated debentures	(650)	(1,344)
Common stock purchases	(107)	(19)
Proceeds from subsidiary debt	2,353	1,562
Repayments of subsidiary debt	(2,297)	(834)
Net (repayments of) proceeds from short-term debt	(2,694)	365
Purchase of redeemable noncontrolling interest	(131)	—
Other, net	(32)	(60)
Net cash flows from financing activities	(392)	(330)

Effect of exchange rate changes	(3)	6

Net change in cash and cash equivalents and restricted cash and cash equivalents	119	456
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,283	1,003
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,402	$1,459

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2018 and for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2018.

(2)	New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The updated disclosure requirements make a number of changes to improve the effectiveness of disclosures in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The adoption of ASU No. 2018-14 will not have a material impact on the Company's Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, which amends FASB ASC Topic 220, "Income Statement - Reporting Comprehensive Income." The amendments in this guidance require a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects that were created from the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform"). The reclassification is the difference between the historical income tax rates and the enacted rate for the items previously recorded in accumulated other comprehensive income. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted retrospectively to each period in which the effect of the change in 2017 Tax Reform is recognized. Considering the significant components of the Company's accumulated other comprehensive income relate to (a) unrecognized amounts on retirement benefits of foreign pension plans and (b) unrealized gains on available-for-sale securities, which were reclassified as required by ASU No. 2016-01 that was adopted on January 1, 2018, the adoption of ASU No. 2018-02 did not have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases" and ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company plans to adopt this guidance effective January 1, 2019 and is currently in the process of evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)	Business Acquisitions

The Company completed various acquisitions totaling $105 million, net of cash acquired, for the nine-month period ended September 30, 2018. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses. There were no other material assets acquired or liabilities assumed. Additionally, in April 2018, HomeServices acquired the remaining 33.3% interest in a real estate brokerage franchise business from the noncontrolling interest member at a contractually determined option exercise price totaling $131 million.

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

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2018	2017
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$75,751	$74,660
Interstate natural gas pipeline assets	3-80 years	7,295	7,176
		83,046	81,836
Accumulated depreciation and amortization		(25,566)	(24,478)
Regulated assets, net		57,480	57,358

Nonregulated assets:
Independent power plants	5-30 years	6,551	6,010
Other assets	3-30 years	1,605	1,489
		8,156	7,499
Accumulated depreciation and amortization		(1,773)	(1,542)
Nonregulated assets, net		6,383	5,957

Net operating assets		63,863	63,315
Construction work-in-progress		3,724	2,556
Property, plant and equipment, net		$67,587	$65,871

Construction work-in-progress includes $3.2 billion as of September 30, 2018 and $2.2 billion as of December 31, 2017, related to the construction of regulated assets.

(5)	Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2018	2017
Investments:
BYD Company Limited common stock	$1,616	$1,961
Rabbi trusts	398	441
Other	186	124
Total investments	2,200	2,526

Equity method investments:
BHE Renewables tax equity investments	1,221	1,025
Electric Transmission Texas, LLC	530	524
Bridger Coal Company	116	137
Other	163	148
Total equity method investments	2,030	1,834

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	543	515
Restricted cash and cash equivalents	385	348
Total restricted cash and cash equivalents and investments	928	863

Total investments and restricted cash and cash equivalents and investments	$5,158	$5,223

Reflected as:
Current assets	$404	$351
Noncurrent assets	4,754	4,872
Total investments and restricted cash and cash equivalents and investments	$5,158	$5,223

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

The portion of unrealized losses related to investments still held as of September 30, 2018 is calculated as follows (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2018	2018
Gains (losses) on marketable securities recognized during the period	$260	$(336)
Less: Net gains recognized during the period on marketable securities sold during the period	—	1
Unrealized gains (losses) recognized during the period on marketable securities still held at the reporting date	$260	$(337)

Equity Method Investments

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. The Company adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $26 million previously recognized within investing cash flows to operating cash flows for the nine-month period ended September 30, 2017.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$1,016	$935
Restricted cash and cash equivalents	358	327
Investments and restricted cash and cash equivalents and investments	28	21
Total cash and cash equivalents and restricted cash and cash equivalents	$1,402	$1,283

(6)	Recent Financing Transactions

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. The Company has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of the repatriation tax on foreign earnings and interpretations of the bonus depreciation rules. The Company has determined the amounts recorded and the interpretations relating to these two items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. The Company believes the estimates for the repatriation tax to be reasonable, however, additional time is required to validate the inputs to the foreign earnings and profits calculation, the basis on which the repatriation tax is determined, and additional guidance is required to determine state income tax implications. The Company also believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified, estimates may change. During the first half of 2018, the Company reduced the liability estimate by $45 million based on additional guidance for certain state income tax implications of the repatriation tax. During the third quarter of 2018, the Company recorded a current tax benefit and deferred tax expense of $37 million following clarified bonus depreciation guidance. As a result of 2017 Tax Reform and the nature of the Company's regulated businesses, the Company reduced the associated deferred income tax liabilities $14 million and increased regulatory liabilities by the same amount. The accounting will be completed by December 2018.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, the Company reduced deferred income tax liabilities $61 million and decreased deferred income tax expense by $2 million. As it is probable the change in deferred taxes for the Company's regulated businesses will be passed back to customers through regulatory mechanisms, the Company increased net regulatory liabilities by $59 million. In connection with Iowa Senate File 2417, the Company determined it was more appropriate to present the deferred income tax assets of $609 million associated with the state of Iowa net operating loss carryforward as a long-term income tax receivable from Berkshire Hathaway as a component of BHE's shareholders' equity. As the Company does not currently expect to receive any income tax amounts from Berkshire Hathaway related to the state of Iowa prior to the 2021 effective date, the Company has remeasured the long-term income tax receivable with Berkshire Hathaway at the enactment date and recorded a decrease to the long-term income tax receivable from Berkshire Hathaway of $115 million for the nine-month period ended September 30, 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Income tax credits	(19)	(19)	(29)	(18)
State income tax, net of federal income tax benefit	1	—	(6)	(1)
Income tax effect of foreign income	—	(3)	(3)	(4)
Effects of ratemaking	(2)	—	(3)	—
Equity income	—	1	—	1
Other, net	1	1	1	—
Effective income tax rate	2%	15%	(19)%	13%

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

The Company's provision for income tax has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its United States federal and Iowa state income tax returns and substantially all of its currently payable or receivable income tax is remitted to or received from Berkshire Hathaway. For the nine-month periods ended September 30, 2018 and 2017, the Company received net cash payments for federal income taxes from Berkshire Hathaway totaling $450 million and $659 million, respectively. As of September 30, 2018, the Company had a long-term income tax receivable from Berkshire Hathaway of $494 million for Iowa state income tax reflected as a component of BHE's shareholders' equity.

(8)	Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three- and nine-month periods ended September 30, 2017 of $16 million and $8 million, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

Domestic Operations

Net periodic benefit (credit) cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Pension:
Service cost	$5	$6	$15	$18
Interest cost	26	29	78	87
Expected return on plan assets	(41)	(40)	(123)	(120)
Net amortization	8	7	23	22
Net periodic benefit (credit) cost	$(2)	$2	$(7)	$7

Other postretirement:
Service cost	$1	$3	$6	$7
Interest cost	7	7	19	21
Expected return on plan assets	(9)	(9)	(31)	(30)
Net amortization	(3)	(3)	(9)	(10)
Net periodic benefit credit	$(4)	$(2)	$(15)	$(12)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $39 million and $7 million, respectively, during 2018. As of September 30, 2018, $34 million and $6 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Service cost	$5	$6	$15	$19
Interest cost	14	15	42	44
Expected return on plan assets	(25)	(25)	(78)	(74)
Settlement	12	18	36	18
Net amortization	9	17	38	50
Net periodic benefit cost	$15	$31	$53	$57

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £46 million during 2018. As of September 30, 2018, £35 million, or $47 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2018
Assets:
Commodity derivatives	$—	$53	$99	$(35)	$117
Interest rate derivatives	3	22	11	—	36
Mortgage loans held for sale	—	501	—	—	501
Money market mutual funds(2)	716	—	—	—	716
Debt securities:
United States government obligations	183	—	—	—	183
International government obligations	—	4	—	—	4
Corporate obligations	—	47	—	—	47
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	300	—	—	—	300
International companies	1,622	—	—	—	1,622
Investment funds	187	—	—	—	187
	$3,011	$629	$110	$(35)	$3,715
Liabilities:
Commodity derivatives	$(1)	$(168)	$(15)	$110	$(74)
Interest rate derivatives	—	(5)	(1)	—	(6)
	$(1)	$(173)	$(16)	$110	$(80)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017
Assets:
Commodity derivatives	$1	$42	$104	$(29)	$118
Interest rate derivatives	—	15	9	—	24
Mortgage loans held for sale	—	465	—	—	465
Money market mutual funds(2)	685	—	—	—	685
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	1,968	—	—	—	1,968
Investment funds	178	—	—	—	178
	$3,296	$565	$113	$(29)	$3,945
Liabilities:
Commodity derivatives	$(3)	$(167)	$(10)	$105	$(75)
Interest rate derivatives	—	(8)	—	—	(8)
	$(3)	$(175)	$(10)	$105	$(83)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $75 million and $76 million as of September 30, 2018 and December 31, 2017, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2018:
Beginning balance	$83	$17	$94	$9
Changes included in earnings	(1)	54	3	140
Changes in fair value recognized in OCI	1	—	1	—
Changes in fair value recognized in net regulatory assets	3	—	(11)	—
Purchases	1	—	2	—
Settlements	(3)	(61)	(5)	(139)
Ending balance	$84	$10	$84	$10

2017:
Beginning balance	$81	$8	$60	$6
Changes included in earnings	7	34	19	100
Changes in fair value recognized in OCI	(1)	—	(3)	—
Changes in fair value recognized in net regulatory assets	(3)	—	(5)	—
Purchases	—	8	1	6
Settlements	2	(37)	14	(99)
Ending balance	$86	$13	$86	$13

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

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$37,558	$40,520	$35,193	$40,522

(10)	Commitments and Contingencies

Commitments

During the nine-month period ended September 30, 2018, PacifiCorp entered into non-cancelable agreements through 2045 totaling $1.0 billion related to power purchase agreements to meet customer requests for renewable energy, $566 million related to agreements for repowering certain existing wind facilities in Wyoming, Washington and Oregon and $273 million related to fuel supply contracts. The power purchase agreements are from facilities that have not yet achieved commercial operation. To the extent any of these facilities do not achieve commercial operation by contractually agreed upon dates, PacifiCorp has no obligation to the counterparty.

During the nine-month period ended September 30, 2018, MidAmerican Energy entered into firm commitments totaling $563 million for the remainder of 2018 through 2020 related to the construction of wind-powered generating facilities.

Easements

During the nine-month period ended September 30, 2018, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $422 million through 2058 for land in Iowa on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the nine-month period ended September 30, 2018, MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $226 million through 2028.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that the United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it is determined dam removal should proceed, dam removal would begin no earlier than 2020.

Congress failed to pass legislation needed to implement the original KHSA. In April 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, in September 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also in September 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. In March 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. In April 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved. In June 2018, the FERC granted PacifiCorp's motion to stay the effective date of the Lower Klamath Project license and all related compliance obligations, pending a Commission order on the license transfer. Meanwhile, the FERC continues to assess the KRRC's capacity to become a project licensee for purposes of dam removal.

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

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. As of September 30, 2018 and December 31, 2017, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $624 million and $665 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes the Company's energy products and services revenue by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 14 (in millions):

	For the Three-Month Period Ended September 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail Electric	$1,323	$647	$1,002	$—	$—	$—	$—	$(1)	$2,971
Retail Gas	—	83	13	—	—	—	—	—	96
Wholesale(2)	(10)	82	9	—	—	—	—	(1)	80
Transmission and distribution	30	14	28	196	—	171	—	—	439
Interstate pipeline	—	—	—	—	283	—	—	(25)	258
Other	—	—	—	—	—	—	—	—	—
Total Regulated	1,343	826	1,052	196	283	171	—	(27)	3,844
Nonregulated	—	2	—	10	—	3	235	176	426
Total Customer Revenue	1,343	828	1,052	206	283	174	235	149	4,270
Other revenue(3)	26	4	7	27	(24)	—	85	24	149
Total	$1,369	$832	$1,059	$233	$259	$174	$320	$173	$4,419

	For the Nine-Month Period Ended September 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail Electric	$3,534	$1,538	$2,232	$—	$—	$—	$—	$(1)	$7,303
Retail Gas	—	428	72	—	—	—	—	—	500
Wholesale	21	262	26	—	—	—	—	(3)	306
Transmission and distribution	82	44	73	661	—	525	—	—	1,385
Interstate pipeline	—	—	—	—	893	—	—	(91)	802
Other	—	—	1	—	—	—	—	—	1
Total Regulated	3,637	2,272	2,404	661	893	525	—	(95)	10,297
Nonregulated	—	7	1	31	—	6	538	478	1,061
Total Customer Revenue	3,637	2,279	2,405	692	893	531	538	383	11,358
Other revenue(3)	109	18	21	65	(22)	—	182	87	460
Total	$3,746	$2,297	$2,426	$757	$871	$531	$720	$470	$11,818

(1)	The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

(2)	Includes net payments to counterparties for the financial settlement of certain non-derivative forward contracts for energy sales at PacifiCorp.

(3)	Includes net payments to counterparties for the financial settlement of certain derivative contracts at BHE Pipeline Group.

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

The following table summarizes the Company's real estate services revenue by line of business (in millions):

	HomeServices
	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2018	2018
Customer Revenue:
Brokerage	$1,122	$2,975
Franchise	18	52
Total Customer Revenue	1,140	3,027
Other revenue	78	225
Total	$1,218	$3,252

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, the Company would recognize a contract asset or contract liability depending on the relationship between the Company's performance and the customer's payment. As of September 30, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the three- and nine-month periods ended September 30, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2018, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$835	$5,879	$6,714
BHE Transmission	176	—	176
Total	$1,011	$5,879	$6,890

(12)	BHE Shareholders' Equity

Common Stock

For the nine-month periods ended September 30, 2018 and 2017, BHE repurchased from certain family interests of Mr. Walter Scott, Jr. 177,381 shares of its common stock for $107 million and 35,000 shares of its common stock for $19 million, respectively.

(13)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains (Losses)	Attributable
	Retirement	Translation	Marketable	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2016	$(447)	$(1,675)	$585	$26	$(1,511)
Other comprehensive income (loss)	16	535	542	(5)	1,088
Balance, September 30, 2017	$(431)	$(1,140)	$1,127	$21	$(423)

Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive income (loss)	50	(236)	—	2	(184)
Balance, September 30, 2018	$(333)	$(1,365)	$—	$31	$(1,667)

For more information regarding the adoption of ASU 2016-01, refer to Note 5.

(14)	Segment Information

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
PacifiCorp	$1,369	$1,430	$3,746	$3,956
MidAmerican Funding	832	815	2,297	2,170
NV Energy	1,059	1,047	2,426	2,384
Northern Powergrid	233	221	757	685
BHE Pipeline Group	259	193	871	700
BHE Transmission	174	182	531	506
BHE Renewables	320	283	720	647
HomeServices	1,218	961	3,252	2,502
BHE and Other(1)	173	151	470	453
Total operating revenue	$5,637	$5,283	$15,070	$14,003

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
PacifiCorp	$203	$200	$602	$598
MidAmerican Funding	133	112	499	370
NV Energy	114	105	341	315
Northern Powergrid	62	55	189	156
BHE Pipeline Group	27	42	99	115
BHE Transmission	61	58	184	165
BHE Renewables	68	63	198	187
HomeServices	14	16	37	38
BHE and Other(1)	(1)	—	(2)	(1)
Total depreciation and amortization	$681	$651	$2,147	$1,943

Operating income:
PacifiCorp	$386	$461	$917	$1,133
MidAmerican Funding	278	284	444	517
NV Energy	307	393	540	683
Northern Powergrid	102	106	360	346
BHE Pipeline Group	105	66	388	328
BHE Transmission	82	86	244	236
BHE Renewables	176	157	308	256
HomeServices	85	79	185	191
BHE and Other(1)	2	8	(20)	(38)
Total operating income	1,523	1,640	3,366	3,652
Interest expense	(453)	(464)	(1,380)	(1,379)
Capitalized interest	17	14	44	34
Allowance for equity funds	30	24	75	59
Interest and dividend income	27	32	85	85
Gains (losses) on marketable securities, net	260	3	(336)	8
Other, net	19	(17)	50	8
Total income before income tax expense and equity income	$1,423	$1,232	$1,904	$2,467

Interest expense:
PacifiCorp	$96	$95	$288	$285
MidAmerican Funding	61	59	185	177
NV Energy	52	57	169	173
Northern Powergrid	34	34	107	98
BHE Pipeline Group	11	11	31	33
BHE Transmission	42	45	127	125
BHE Renewables	49	51	150	153
HomeServices	6	1	16	3
BHE and Other(1)	102	111	307	332
Total interest expense	$453	$464	$1,380	$1,379

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue by country:
United States	$5,209	$4,869	$13,757	$12,793
United Kingdom	232	221	754	685
Canada	174	182	531	506
Philippines and other	22	11	28	19
Total operating revenue by country	$5,637	$5,283	$15,070	$14,003

Income before income tax expense and equity income by country:
United States	$1,290	$1,113	$1,501	$2,065
United Kingdom	59	49	220	213
Canada	43	47	125	127
Philippines and other	31	23	58	62
Total income before income tax expense and equity income by country	$1,423	$1,232	$1,904	$2,467

	As of
	September 30,	December 31,
	2018	2017
Assets:
PacifiCorp	$23,501	$23,086
MidAmerican Funding	19,499	18,444
NV Energy	14,078	13,903
Northern Powergrid	7,527	7,565
BHE Pipeline Group	5,285	5,134
BHE Transmission	8,863	9,009
BHE Renewables	8,590	7,687
HomeServices	2,860	2,722
BHE and Other(1)	1,659	2,658
Total assets	$91,862	$90,208

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2018 (in millions):

					BHE Pipeline Group
		MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
	PacifiCorp								Total

December 31, 2017	$1,129	$2,102	$2,369	$991	$73	$1,571	$95	$1,348	$9,678
Acquisitions								70	70
Foreign currency translation				(24)		(41)			(65)
September 30, 2018	$1,129	$2,102	$2,369	$967	$73	$1,530	$95	$1,418	$9,683

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2018 and 2017

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Net income attributable to BHE shareholders:
PacifiCorp	$270	$263	$7	3%	$603	$618	$(15)	(2)%
MidAmerican Funding	479	383	96	25	685	616	69	11
NV Energy	201	223	(22)	(10)	311	347	(36)	(10)
Northern Powergrid	44	39	5	13	169	174	(5)	(3)
BHE Pipeline Group	79	35	44	*	286	183	103	56
BHE Transmission	55	58	(3)	(5)	164	171	(7)	(4)
BHE Renewables	139	89	50	56	304	194	110	57
HomeServices	60	45	15	33	127	107	20	19
BHE and Other	74	(67)	141	*	(363)	(212)	(151)	(71)
Total net income attributable to BHE shareholders	$1,401	$1,068	$333	31	$2,286	$2,198	$88	4

*    Not meaningful

Net income attributable to BHE shareholders increased $333 million for the third quarter of 2018 compared to 2017 due to an after-tax unrealized gain on the investment in BYD Company Limited in 2018 totaling $182 million and the following factors:

•
PacifiCorp's net income increased $7 million primarily due to a decrease in income tax expense of $78 million from a lower federal tax rate due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform"), partially offset by lower utility margin of $61 million and higher operations and maintenance expense of $12 million. Utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $53 million, higher natural gas costs, higher purchased electricity costs and lower wholesale revenue, partially offset by higher retail customer volumes and lower coal costs. Retail customer volumes increased 1.8% due to higher customer usage, primarily from industrial, commercial and residential customers in Utah, and an increase in the average number of customers across the service territory, offset by impacts of weather across the service territory.

•
MidAmerican Funding's net income increased $96 million primarily due to a higher income tax benefit of $95 million from a $53 million increase in recognized production tax credits and a lower federal tax rate due to the impact of 2017 Tax Reform, higher electric utility margin of $10 million and higher allowances for borrowed and equity funds of $7 million, partially offset by higher depreciation and amortization of $22 million from additional plant in-service and increases for Iowa revenue sharing. Electric utility margin increased due to higher retail customer volumes of 5.9%, primarily from industrial growth and the favorable impact of weather, higher electric wholesale revenue and higher recoveries through bill riders, partially offset by lower average retail rates of $33 million, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform, and higher generation and purchased power costs.

•
NV Energy's net income decreased $22 million primarily due to an increase in operations and maintenance expense of $60 million, primarily due to earnings sharing of $36 million established in 2018 as part of the Nevada Power 2017 regulatory rate review and higher political activity expenses, a decrease in electric utility margin of $17 million and an increase in depreciation and amortization of $9 million as a result of various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review, partially offset by a decrease in income tax expense of $55 million primarily from a lower federal tax rate due to the impact of 2017 Tax Reform. Electric utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $30 million, partially offset by higher retail customer volumes of 2.9%, mainly from the favorable impact of weather.

•
Northern Powergrid's net income increased $5 million primarily due to lower overall pension expense of $4 million, which includes pension settlement losses recognized in 2017 and 2018, and higher smart meter net income of $2 million reflecting growth in that business.

•
BHE Pipeline Group's net income increased $44 million primarily due to higher transportation revenue of $58 million at Northern Natural Gas and Kern River from higher volumes and rates due to unique market opportunities, partially offset by $30 million of higher operations and maintenance expense, primarily due to increased pipeline integrity projects at Northern Natural Gas.

•
BHE Transmission's net income decreased $3 million primarily due to lower earnings at AltaLink from the release of contingent liabilities in 2017 and a stronger United States dollar, partially offset by higher non-regulated revenue.

•
BHE Renewables' net income increased $50 million primarily due to $35 million of increased revenue from overall higher generation and pricing at existing projects, $15 million of 2017 make-whole payments associated with early debt retirements and $8 million of net income from additional wind and solar capacity placed in-service, partially offset by an unfavorable derivative valuation movement of $8 million and unfavorable earnings of $3 million from tax equity investments, largely due to higher equity losses from certain tax equity investments due to unfavorable operating results, partially offset by earnings from additional tax equity investments.

•
HomeServices' net income increased $15 million primarily due to net income of $19 million contributed from acquired businesses and a decrease in income tax expense from a lower federal tax rate due to the impact of 2017 Tax Reform, partially offset by lower margin and higher operating expenses at existing businesses and higher interest expense from increased borrowings related to acquisitions.

•
BHE and Other had net income of $74 million for the third quarter of 2018 compared to a net loss of $67 million for the third quarter of 2017 primarily due to the aforementioned after-tax unrealized gain on the investment in BYD Company Limited totaling $182 million, partially offset by lower federal income tax credits recognized on a consolidated basis, higher other operating costs and a lower income tax benefit of $12 million from a lower federal tax rate due to the impact of 2017 Tax Reform.

Net income attributable to BHE shareholders increased $88 million for the first nine months of 2018 compared to 2017 due to the following factors, partially offset by an after-tax unrealized loss on the investment in BYD Company Limited in 2018 totaling $250 million:

•
PacifiCorp's net income decreased $15 million primarily due to lower utility margin of $205 million and higher operations and maintenance expenses of $6 million, partially offset by a decrease in income tax expense of $194 million from a lower federal tax rate due to the impact of 2017 Tax Reform. Utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $159 million, lower retail customer volumes, higher purchased electricity costs and higher natural gas costs, partially offset by lower coal costs. Retail customer volumes decreased 0.9% due to the unfavorable impact of weather across the service territory and lower customer usage, primarily from industrial customers in Oregon and Utah, partially offset by higher commercial and irrigation customer usage in Utah, and an increase in the average number of customers across the service territory.

•
MidAmerican Funding's net income increased $69 million primarily due to a higher income tax benefit of $124 million from a lower federal tax rate due to the impact of 2017 Tax Reform and a $44 million increase in recognized production tax credits, higher electric utility margin of $84 million, higher allowances for borrowed and equity funds of $19 million and higher natural gas utility margin of $12 million, partially offset by higher depreciation and amortization of $130 million from increases for Iowa revenue sharing and additional plant in-service, higher wind-powered generation maintenance of $17 million, higher fossil-fueled generation maintenance of $12 million and increases in other operations and maintenance expenses. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes of 6.9% from industrial growth and the favorable impact of weather and higher electric wholesale revenue, partially offset by lower average retail rates of $86 million, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform, and higher generation and purchased power costs.

•
NV Energy's net income decreased $36 million primarily due to an increase in operations and maintenance expense of $77 million, primarily due to earnings sharing of $42 million established in 2018 as part of the Nevada Power 2017 regulatory rate review and higher political activity expenses, a decrease in electric utility margin of $38 million and an increase in depreciation and amortization of $26 million as a result of various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review, partially offset by a decrease in income tax expense of $99 million primarily from a lower federal tax rate due to the impact of 2017 Tax Reform. Electric utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $52 million, partially offset by higher retail customer volumes of 1.1%, mainly due to the favorable impact of weather.

•
Northern Powergrid's net income decreased $5 million primarily due to $22 million of higher distribution-related operating and depreciation expenses and higher pension expense of $14 million, largely resulting from pension settlement losses recognized in 2018 due to higher lump sum payments, partially offset by the weaker United States dollar of $11 million, higher distribution revenue of $10 million and higher smart meter net income of $3 million reflecting growth in that business. Distribution revenue increased mainly due to higher tariff rates, partially offset by unfavorable movements in regulatory provisions.

•
BHE Pipeline Group's net income increased $103 million primarily due to higher transportation revenue of $102 million at Northern Natural Gas and Kern River from higher volumes and rates due to unique market opportunities and colder temperatures and a decrease in income tax expense of $30 million from a lower federal tax rate due to the impact of 2017 Tax Reform, partially offset by $49 million of higher operations and maintenance expense, primarily due to increased pipeline integrity projects at Northern Natural Gas.

•
BHE Transmission's net income decreased $7 million primarily due to lower earnings at BHE U.S. Transmission from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of a regulatory rate order in March 2017.

•
BHE Renewables' net income increased $110 million primarily due to $59 million of increased revenue from overall higher generation and pricing at existing projects, $20 million of net income from additional wind and solar capacity placed in-service, favorable earnings of $16 million from tax equity investments, largely due to earnings from additional tax equity investments, partially offset by higher equity losses from certain tax equity investments due to unfavorable operating results, $15 million of make-whole premiums paid in 2017 due to early debt retirements and a settlement of $7 million received in 2018 related to transformer issues in 2016, partially offset by an unfavorable derivative valuation movement of $13 million.

•
HomeServices' net income increased $20 million primarily due to net income of $44 million contributed from acquired businesses and a decrease in income tax expense from a lower federal tax rate due to the impact of 2017 Tax Reform, partially offset by lower margin and higher operating expenses at existing businesses and higher interest expense from increased borrowings related to acquisitions.

•
BHE and Other net loss increased $151 million primarily due to the aforementioned after-tax unrealized loss on the investment in BYD Company Limited totaling $250 million and a lower income tax benefit of $41 million from a lower federal tax rate due to the impact of 2017 Tax Reform, partially offset by lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax of $45 million, lower United States income tax on foreign earnings and higher federal income tax credits recognized on a consolidated basis.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Operating revenue:
PacifiCorp	$1,369	$1,430	$(61)	(4)%	$3,746	$3,956	$(210)	(5)%
MidAmerican Funding	832	815	17	2	2,297	2,170	127	6
NV Energy	1,059	1,047	12	1	2,426	2,384	42	2
Northern Powergrid	233	221	12	5	757	685	72	11
BHE Pipeline Group	259	193	66	34	871	700	171	24
BHE Transmission	174	182	(8)	(4)	531	506	25	5
BHE Renewables	320	283	37	13	720	647	73	11
HomeServices	1,218	961	257	27	3,252	2,502	750	30
BHE and Other	173	151	22	15	470	453	17	4
Total operating revenue	$5,637	$5,283	$354	7	$15,070	$14,003	$1,067	8

Operating income:
PacifiCorp	$386	$461	$(75)	(16)%	$917	$1,133	$(216)	(19)%
MidAmerican Funding	278	284	(6)	(2)	444	517	(73)	(14)
NV Energy	307	393	(86)	(22)	540	683	(143)	(21)
Northern Powergrid	102	106	(4)	(4)	360	346	14	4
BHE Pipeline Group	105	66	39	59	388	328	60	18
BHE Transmission	82	86	(4)	(5)	244	236	8	3
BHE Renewables	176	157	19	12	308	256	52	20
HomeServices	85	79	6	8	185	191	(6)	(3)
BHE and Other	2	8	(6)	(75)	(20)	(38)	18	47
Total operating income	$1,523	$1,640	$(117)	(7)	$3,366	$3,652	$(286)	(8)

PacifiCorp

Operating revenue decreased $61 million for the third quarter of 2018 compared to 2017 due to lower retail revenue of $40 million and lower wholesale and other revenue of $21 million. Retail revenue decreased $59 million due to lower average rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $53 million, partially offset by $19 million from higher volumes. Retail customer volumes increased 1.8% due to higher usage, primarily from industrial, commercial and residential customers in Utah, and an increase in the average number of customers across the service territory, offset by impacts of weather across the service territory. Wholesale and other revenue decreased primarily due to lower wholesale market prices, partially offset by higher wholesale sales volumes.

Operating income decreased $75 million for the third quarter of 2018 compared to 2017 primarily due to lower utility margin of $61 million and higher operations and maintenance expense of $12 million. Utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $53 million, higher natural gas costs from higher generation volumes, higher purchased electricity costs from higher prices and volumes and lower wholesale revenue, partially offset by higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, higher retail customer volumes and lower coal costs largely from favorable prices.

Operating revenue decreased $210 million for the first nine months of 2018 compared to 2017 due to lower retail revenue of $218 million, partially offset by higher wholesale and other revenue of $8 million. Retail revenue decreased $185 million due to lower average rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $159 million, and $33 million from lower volumes. Retail customer volumes decreased 0.9% due to the unfavorable impact of weather across the service territory and lower usage, primarily from industrial customers in Oregon and Utah, partially offset by higher commercial and irrigation usage in Utah and an increase in the average number of customers across the service territory. Wholesale and other revenue increased due to higher other revenue.

Operating income decreased $216 million for the first nine months of 2018 compared to 2017 primarily due to lower utility margin of $205 million and higher operations and maintenance expenses of $6 million. Utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $159 million, lower retail customer volumes, higher purchased electricity costs from higher prices and volumes and higher natural gas costs from higher generation volumes offset by lower prices, partially offset by higher net deferrals of incurred net power costs and lower coal costs from lower generation volumes and prices.

MidAmerican Funding

Operating revenue increased $17 million for the third quarter of 2018 compared to 2017 primarily due to higher electric operating revenue of $20 million. Electric operating revenue increased due to higher wholesale and other revenue of $18 million and higher retail revenue of $2 million. Electric wholesale and other revenue increased primarily due to an increase in wholesale volumes of $17 million. Electric retail revenue increased $29 million from industrial growth and higher customer usage, $4 million from higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense) and $2 million from the impact of weather in 2018, partially offset by lower average rates of $33 million, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform. Electric retail customer volumes increased 5.9% primarily from industrial growth and the favorable impact of weather.

Operating income decreased $6 million for the third quarter of 2018 compared to 2017 primarily due to higher depreciation and amortization of $22 million and higher wind-powered generation maintenance of $6 million, partially offset by higher electric utility margin of $10 million, net of a decrease in electric demand-side management program revenue of $2 million (offset in operations and maintenance expense), higher natural gas utility margin of $4 million and decreases in other operations and maintenance expenses. The increase in depreciation and amortization reflects $18 million related to additional wind generation and other plant placed in-service and $4 million of Iowa revenue sharing. Electric utility margin was higher due to higher retail customer volumes, higher wholesale revenue and higher recoveries through bill riders, partially offset by lower average retail rates, higher generation and purchased power costs and lower transmission revenue. Natural gas utility margin increased due to higher retail sales volumes, partially offset by lower average rates from the impact of a lower federal tax rate due to 2017 Tax Reform.

Operating revenue increased $127 million for the first nine months of 2018 compared to 2017 primarily due to higher electric operating revenue of $108 million and higher natural gas operating revenue of $20 million. Electric operating revenue increased due to higher retail revenue of $96 million and higher wholesale and other revenue of $12 million. Electric retail revenue increased $91 million from higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), $58 million from higher customer usage, including higher industrial sales volumes, and $33 million from the impact of weather in 2018, partially offset by lower average rates of $86 million predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform. Electric retail customer volumes increased 6.9% from industrial growth and the favorable impact of weather. Electric wholesale revenue increased due to higher average per-unit prices of $7 million and a 0.2% growth in sales volumes. Natural gas operating revenue increased due to 22.3% higher retail sales volumes from the impact of weather in 2018 and industrial growth, partially offset by a lower average per-unit price of $27 million (offset in cost of gas purchased for resale and other) and other usage and rate factors, including the impact of a lower federal tax rate due to 2017 Tax Reform.

Operating income decreased $73 million for the first nine months of 2018 compared to 2017 primarily due to higher depreciation and amortization of $130 million, higher wind-powered generation maintenance of $17 million, higher fossil-fueled generation maintenance of $12 million and increases in other operations and maintenance expenses, partially offset by higher electric utility margin of $84 million, including the impact of an increase in electric demand-side management program revenue of $10 million (offset in operations and maintenance expense), and higher natural gas utility margin of $12 million. The increase in depreciation and amortization reflects increases for Iowa revenue sharing of $83 million and $47 million related to additional wind generation and other plant placed in-service. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes and higher wholesale revenue, partially offset by lower average retail rates and higher generation and purchased power costs. Natural gas utility margin increased due to higher retail sales volumes from colder temperatures, partially offset by lower average rates partially from the impact of a lower federal tax rate due to 2017 Tax Reform.

NV Energy

Operating revenue increased $12 million for the third quarter of 2018 compared to 2017 due to higher electric operating revenue of $12 million. Electric operating revenue increased due to higher electric retail revenue of $6 million and higher wholesale and other revenue of $6 million. Electric retail revenue increased primarily due to higher energy rates (offset in cost of fuel and energy) of $26 million, higher customer volumes of $18 million, primarily due to the impacts of weather, and customer growth of $6 million, partially offset by a decrease from the impact of a lower federal tax rate due to 2017 Tax Reform of $30 million and lower rates from the Nevada Power 2017 regulatory rate review of $16 million. Electric retail customer volumes, including distribution only service customers, increased 4.7% compared to 2017.

Operating income decreased $86 million for the third quarter of 2018 compared to 2017 due to an increase in operations and maintenance expense of $60 million, primarily due to earnings sharing of $36 million established in 2018 as part of the Nevada Power 2017 regulatory rate review and higher political activity expenses, a decrease in electric utility margin of $17 million and higher depreciation and amortization of $9 million as a result of various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review. Electric utility margin decreased as higher energy costs of $29 million were offset by higher electric operating revenue of $12 million. Energy costs increased due to higher purchased power costs of $29 million.

Operating revenue increased $42 million for the first nine months of 2018 compared to 2017 primarily due to higher electric operating revenue of $34 million and higher natural gas operating revenue of $8 million. Electric operating revenue increased due to higher electric retail revenue of $38 million, partially offset by lower wholesale and other revenue of $4 million. Electric retail revenue increased primarily due to higher energy rates (offset in cost of fuel and energy) of $82 million, higher customer volumes of $20 million, primarily due to the impacts of weather, and customer growth of $7 million, partially offset by a decrease from the impact of a lower federal tax rate due to 2017 Tax Reform of $52 million and lower rates from the Nevada Power 2017 regulatory rate review of $23 million. Electric retail customer volumes, including distribution only service customers, increased 2.7% compared to 2017. Natural gas operating revenue increased $8 million due to a higher average per-unit price (offset in cost of natural gas purchased for resale) of $10 million, partially offset by lower volumes.

Operating income decreased $143 million for the first nine months of 2018 compared to 2017 due to an increase in operations and maintenance expense of $77 million, primarily due to earnings sharing of $42 million established in 2018 as part of the Nevada Power 2017 regulatory rate review and higher political activity expenses, a decrease in electric utility margin of $38 million and higher depreciation and amortization of $26 million as a result of various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review. Electric utility margin decreased as higher energy costs of $72 million were offset by higher electric operating revenue of $34 million. Energy costs increased due to higher net deferred power costs of $103 million and higher purchased power costs of $21 million, partially offset by a lower average cost of fuel for generation of $53 million.

Northern Powergrid

Operating revenue increased $12 million for the third quarter of 2018 compared to 2017 due to higher smart meter revenue of $8 million from additional smart meter assets placed in-service and higher distribution revenue of $6 million mainly due to higher tariff rates. Operating income decreased $4 million for the third quarter of 2018 compared to 2017 primarily due to higher distribution-related operations and maintenance expense and higher depreciation expense related to additional smart meter and distribution assets placed in-service, partially offset by the increase in operating revenue.

Operating revenue increased $72 million for the first nine months of 2018 compared to 2017 primarily due to the weaker United States dollar of $45 million, higher smart meter revenue of $21 million from additional smart meter assets placed in-service and higher distribution revenue of $11 million. Distribution revenue increased mainly due to higher tariff rates of $17 million, partially offset by unfavorable movements in regulatory provisions of $5 million. Operating income increased $14 million for the first nine months of 2018 compared to 2017 primarily due to the increase in operating revenue and the weaker United States dollar of $24 million, partially offset by higher distribution-related operations and maintenance expense and higher depreciation expense related to additional smart meter and distribution assets placed in-service.

BHE Pipeline Group

Operating revenue increased $66 million for the third quarter of 2018 compared to 2017 due to higher transportation revenues of $58 million at Northern Natural Gas and Kern River from higher volumes and rates due to unique market opportunities and higher gas sales of $10 million related to system balancing activities (largely offset in cost of sales) at Northern Natural Gas. Operating income increased $39 million for the third quarter of 2018 compared to 2017 primarily due to the increase in transportation revenue and lower depreciation expense at Kern River, partially offset by higher operations and maintenance expense, primarily due to increased pipeline integrity projects at Northern Natural Gas.

Operating revenue increased $171 million for the first nine months of 2018 compared to 2017 due to higher transportation revenues of $102 million at Northern Natural Gas and Kern River from higher volumes and rates due to unique market opportunities and colder temperatures and higher gas sales of $70 million related to system balancing activities (largely offset in cost of sales) at Northern Natural Gas. Operating income increased $60 million for the first nine months of 2018 compared to 2017 primarily due to the increase in transportation revenue and lower depreciation expense at Kern River, partially offset by higher operations and maintenance expense, primarily due to increased pipeline integrity projects at Northern Natural Gas.

BHE Transmission

Operating revenue decreased $8 million for the third quarter of 2018 compared to 2017 primarily due to lower operating revenue at AltaLink from a stronger United States dollar and the release of contingent liabilities in 2017, partially offset by additional assets placed in-service and higher non-regulated revenue. Operating income decreased $4 million for the third quarter of 2018 compared to 2017 primarily due to the lower operating revenue, partially offset by lower non-regulated operating costs at AltaLink.

Operating revenue increased $25 million for the first nine months of 2018 compared to 2017 primarily due to higher operating revenue at AltaLink from a weaker United States dollar, additional assets placed in-service and higher non-regulated revenue, partially offset by the release of contingent liabilities in 2017. Operating income increased $8 million for the first nine months of 2018 compared to 2017 primarily due to the higher operating revenue from additional assets placed in-service.

BHE Renewables

Operating revenue increased $37 million for the third quarter of 2018 compared to 2017 due to overall higher generation and favorable pricing of $35 million at existing projects and $10 million from additional solar and wind capacity placed in-service, partially offset by an unfavorable derivative valuation movement of $8 million. Operating income increased $19 million for the third quarter of 2018 compared to 2017 primarily due to the increase in operating revenue, partially offset by higher operations and maintenance expense of $14 million and higher depreciation expense of $6 million, primarily related to additional solar and wind capacity placed in-service.

Operating revenue increased $73 million for the first nine months of 2018 compared to 2017 due to overall higher generation and pricing of $59 million at existing projects and $27 million from additional wind and solar capacity placed in-service, partially offset by an unfavorable derivative valuation movement of $13 million. Operating income increased $52 million for the first nine months of 2018 compared to 2017 due to the increase in operating revenue and a decrease in property and other taxes of $4 million due to a property tax refund received in 2018, partially offset by higher operations and maintenance expense of $14 million and higher depreciation expense of $11 million, primarily related to additional solar and wind capacity placed in-service.

HomeServices

Operating revenue increased $257 million for the third quarter of 2018 compared to 2017 due to an increase from acquired businesses of $273 million. Operating income increased $6 million for the third quarter of 2018 compared to 2017 primarily due to higher earnings from acquired businesses of $21 million, offset by lower brokerage segment earnings at existing businesses of $10 million, mainly due to lower margin and higher operating expenses.

Operating revenue increased $750 million for the first nine months of 2018 compared to 2017 due to an increase from acquired businesses of $769 million. Operating income decreased $6 million for the first nine months of 2018 compared to 2017 primarily due to lower brokerage segment earnings at existing businesses of $30 million, mainly due to lower margin and higher operating expenses, and a gain on the collection of receivables in 2017 in the franchise segment, partially offset by higher earnings from acquired businesses of $47 million.

BHE and Other

Operating revenue increased $22 million for the third quarter of 2018 compared to 2017 due to higher electricity and natural gas volumes at MidAmerican Energy Services, LLC. Operating income decreased $6 million for the third quarter of 2018 compared to 2017 due to higher other operating costs, partially offset by higher margin at MidAmerican Energy Services, LLC.

Operating revenue increased $17 million for the first nine months of 2018 compared to 2017 due to higher electricity and natural gas volumes at MidAmerican Energy Services, LLC. Operating loss improved $18 million for the first nine months of 2018 compared to 2017 due to higher margin at MidAmerican Energy Services, LLC and lower other operating costs.

Consolidated Other Income and Expense Items

Interest expense

Interest expense is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change

Subsidiary debt	$347	$354	$(7)	(2)%	$1,062	$1,045	$17	2%
BHE senior debt and other	105	106	(1)	(1)	314	317	(3)	(1)
BHE junior subordinated debentures	1	4	(3)	(75)	4	17	(13)	(76)
Total interest expense	$453	$464	$(11)	(2)	$1,380	$1,379	$1	—

Interest expense decreased $11 million for the third quarter of 2018 compared to 2017 primarily due to repayments of BHE junior subordinated debentures of $944 million in 2017, scheduled maturities and principal payments and early redemptions of subsidiary debt, partially offset by debt issuances at BHE, MidAmerican Funding, BHE Renewables and HomeServices.

Capitalized interest

Capitalized interest increased $3 million for the third quarter of 2018 compared to 2017 and $10 million for the first nine months of 2018 compared to 2017 primarily due higher construction work-in-progress balances at MidAmerican Energy and BHE Renewables.

Allowance for equity funds

Allowance for equity funds increased $6 million for the third quarter of 2018 compared to 2017 and $16 million for the first nine months of 2018 compared to 2017 primarily due to higher construction work-in-progress balances at MidAmerican Energy.

Interest and dividend income

Interest and dividend income decreased $5 million for the third quarter of 2018 compared to 2017 primarily due to lower financial asset income from the lower financial asset balance at BHE Renewables and the timing of dividends from the Company's investment in BYD Company Limited.

Gains (losses) on marketable securities, net

Gains (losses) on marketable securities, net increased $257 million for the third quarter of 2018 compared to 2017 primarily due to an unrealized gain on the Company's investment in BYD Company Limited totaling $252 million. The Company had losses on marketable securities for the first nine months of 2018 of $336 million compared to gains on marketable securities in 2017 of $8 million primarily due to an unrealized loss in 2018 on the Company's investment in BYD Company Limited totaling $346 million in the first nine months of 2018.

Other, net

Other, net was income of $19 million for the third quarter of 2018 compared to an expense of $17 million in 2017 primarily due to costs incurred in 2017 associated with the early redemption of subsidiary long-term debt and lower non-service pension expense which includes pension settlement losses recognized in 2017 and 2018 at Northern Powergrid.

Other, net increased $42 million for the first nine months of 2018 compared to 2017 primarily due to costs incurred in 2017 associated with the early redemption of subsidiary long-term debt, favorable changes in the valuations of interest rate swap derivatives of $8 million and a settlement received in 2018 related to transformer related outages at the Solar Star projects in 2016.

Income tax expense (benefit)

Income tax expense decreased $161 million for the third quarter of 2018 compared to 2017 and the effective tax rate was 2% for 2018 and 15% for 2017. The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, the favorable impacts of ratemaking and higher production tax credits recognized of $35 million, partially offset by income tax expense of $70 million related to an unrealized gain on the Company's investment in BYD Company Limited.

For the first nine months of 2018, the Company had an income tax benefit of $366 million, including a $96 million benefit related to an unrealized loss on the Company's investment in BYD Company Limited. For the first nine months of 2017, the Company had an income tax expense of $319 million. The effective tax rate was (19)% for 2018 and 13% for 2017. The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, lower consolidated state income tax expense, including a reduction to the state provision for the repatriation tax of $45 million, higher production tax credits recognized of $97 million, lower United States income tax on foreign earnings and the favorable impacts of rate making.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2018 were $529 million, or $97 million higher than 2017, while production tax credits earned in 2018 were $413 million, or $67 million higher than 2017. The difference between production tax credits recognized and earned of $116 million as of September 30, 2018, primarily at MidAmerican Energy, will be reflected in earnings over the remainder of 2018.

Equity income

Equity income decreased $21 million for the third quarter of 2018 compared to 2017 and $45 million for the first nine months of 2018 compared to 2017 primarily due to lower pre-tax equity earnings from tax equity investments at BHE Renewables and lower equity earnings at Electric Transmission Texas, LLC due to the impacts of new retail rates effective March 2017.

Net income attributable to noncontrolling interests

Net income attributable to noncontrolling interests decreased $2 million for the third quarter of 2018 compared to 2017 and $11 million for the first nine months of 2018 compared to 2017 primarily due to the April 2018 purchase of a redeemable noncontrolling interest at HomeServices.

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

As of September 30, 2018, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$92	$308	$115	$148	$36	$59	$258	$1,016

Credit facilities(1)(2)	3,500	1,200	909	650	202	1,026	1,635	9,122
Less:
Short-term debt	(508)	—	—	—	(43)	(380)	(853)	(1,784)
Tax-exempt bond support and letters of credit	—	(89)	(370)	(80)	—	(5)	—	(544)
Net credit facilities	2,992	1,111	539	570	159	641	782	6,794

Total net liquidity	$3,084	$1,419	$654	$718	$195	$700	$1,040	$7,810
Credit facilities:
Maturity dates(1)	2021	2021	2019, 2021	2021	2020	2018, 2022	2018, 2019, 2022

(1)	Refer to Note 6 of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion regarding the Company's recent financing transactions.

(2)	Includes the drawn uncommitted credit facilities totaling $7 million at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017 were $5.0 billion and $5.1 billion, respectively. The decrease was primarily due to a reduction in income tax receipts, partially offset by changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

2017 Tax Reform reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018, created a one-time repatriation tax of foreign earnings and profits, eliminated bonus depreciation on qualifying regulated utility assets acquired after December 31, 2017 and extended and modified the additional first-year bonus depreciation for non-regulated property. BHE's regulated subsidiaries anticipate passing the benefits of lower tax expense to customers through regulatory mechanisms including lower rates and reductions to rate base. 2017 Tax Reform and the related regulatory outcomes will result in lower revenue, income tax and cash flow in 2018 and future years compared to 2017. BHE does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018 and 2019.

In December 2015, the Protecting Americans from Tax Hikes Act of 2015 ("PATH") was signed into law, extending bonus depreciation for qualifying property acquired and placed in-service before January 1, 2020 (bonus depreciation rates were set at 50% in 2015-2017, 40% in 2018, and 30% in 2019), with an additional year for certain longer lived assets. Production tax credits were extended and phased-out for wind power and other forms of non-solar renewable energy projects that begin construction before the end of 2019. Production tax credits are maintained at full value through 2016, at 80% of the published rate in 2017, at 60% of the published rate in 2018, and 40% of the published rate in 2019. Investment tax credits were extended and phased-down for solar projects that are under construction before the end of 2021 (investment tax credit rates are 30% through 2019, 26% in 2020 and 22% in 2021; they revert to the statutory rate of 10% thereafter). The Company's cash flows from operations are expected to benefit from PATH due to bonus depreciation on qualifying assets through 2019 and from 2017 Tax Reform for non-regulated property through 2026, production tax credits through 2029 and investment tax credits earned on qualifying wind and solar projects through 2021, respectively. As a result of 2017 Tax Reform, bonus depreciation on qualifying assets acquired after December 31, 2017 is eliminated for regulated utility property and is extended and modified for non-regulated property. The Company believes property acquired on or before September 27, 2017 will remain subject to PATH.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2018 and 2017 were $(4.5) billion and $(4.4) billion, respectively. The change was primarily due to higher capital expenditures of $1.0 billion, partially offset by lower cash paid for acquisitions, net of cash acquired, of $997 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Acquisitions

The Company completed various acquisitions totaling $105 million, net of cash acquired, for the nine-month period ended September 30, 2018. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses. There were no other material assets acquired or liabilities assumed.

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

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2018 was $(392) million. Uses of cash totaled $5.9 billion and consisted mainly of net repayments of short-term debt totaling $2.7 billion, repayments of subsidiary debt totaling $2.3 billion, repayments of BHE senior debt of $650 million and the purchase of redeemable noncontrolling interest of $131 million. Sources of cash totaled $5.5 billion and consisted of proceeds from BHE senior debt issuances totaling $3.2 billion and proceeds from subsidiary debt issuances totaling $2.4 billion.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2017	2018	2018
Capital expenditures by business:
PacifiCorp	$553	$713	$1,198
MidAmerican Funding	1,165	1,466	2,365
NV Energy	333	342	545
Northern Powergrid	434	446	535
BHE Pipeline Group	174	251	480
BHE Transmission	255	203	269
BHE Renewables	239	741	868
HomeServices	18	34	49
BHE and Other	8	7	11
Total	$3,179	$4,203	$6,320

Capital expenditures by type:
Wind generation	$804	$1,696	$2,658
Electric transmission	267	118	194
Other growth	495	504	706
Operating	1,613	1,885	2,762
Total	$3,179	$4,203	$6,320

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $704 million and $455 million for the nine-month periods ended September 30, 2018 and 2017, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $550 million for 2018. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2019, including 334 MW (nominal ratings) placed in-service in 2017. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism in effect prior to 2018. The revised sharing mechanism, which was effective January 1, 2018, will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $5 million and $4 million for the nine-month periods ended September 30, 2018 and 2017, respectively. PacifiCorp anticipates costs for these activities will total an additional $62 million for 2018. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp and MidAmerican Energy totaling $303 million and $276 million for the nine-month periods ended September 30, 2018 and 2017, respectively. PacifiCorp and MidAmerican Energy anticipate costs for these activities will total an additional $297 million for 2018. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years following each facility's return to service.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $684 million and $69 million for the nine-month periods ended September 30, 2018 and 2017, respectively. In April 2018, BHE Renewables completed the asset acquisition of 300 MW of wind-powered generating facilities in Texas totaling $495 million. BHE Renewables anticipates costs will total an additional $51 million in 2018 for development and construction of up to 212 MW of wind-powered generating facilities.

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

In May 2018, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 591 MW (nominal ratings) of additional wind-powered generating facilities ("Wind XII") expected to be placed in-service by the end of 2020. The filing, which is subject to IUB approval, establishes a cost cap of $922 million, including AFUDC, a fixed rate of return on equity of 11.25% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding, and maintains the revenue sharing mechanism currently in effect. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. In September 2018, MidAmerican Energy filed with the IUB a settlement agreement signed by a majority of the parties to the ratemaking principles proceeding for Wind XII. The settlement agreement, which is subject to IUB approval, establishes a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and provides that all Iowa retail energy benefits from Wind XII will be excluded from the Iowa energy adjustment clause and, instead, will reduce rate base. Additionally, the settlement agreement modifies the current revenue sharing mechanism, effective January 1, 2019, such that revenue sharing will be triggered each year by actual equity returns above a threshold calculated annually or 11%, whichever is less, and MidAmerican Energy will share 90% of the revenue in excess of the trigger, instead of the current 100% sharing. The calculated threshold will be the year-end weighted average of equity returns for rate base as authorized via ratemaking principles and, for remaining rate base, interest rates on 30-year single A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $403 million, $584 million and $170 million in 2017, 2016 and 2015, respectively. Additionally, the Company has made contributions of $252 million through September 30, 2018, and has commitments as of September 30, 2018, subject to satisfaction of certain specified conditions, to provide equity contributions of $540 million for the remainder of 2018 and $348 million in 2019 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of September 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2017 other than the recent financing transactions and the renewable tax equity investments previously discussed.

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

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit ("Seventh Circuit"). On May 29, 2018, the U.S. Department of Justice and the FERC filed an amicus brief concluding federal rules do not preempt Illinois' ZEC program. On September 13, 2018, the Seventh Circuit upheld the Northern District of Illinois' ruling concluding that Illinois' ZEC program does not violate the Federal Power Act and is thus constitutional.

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

PacifiCorp

In June 2017, PacifiCorp filed two applications each with the UPSC, IPUC and the WPSC for the Energy Vision 2020 project. The first application sought approvals to construct or procure four new Wyoming wind resources with a total capacity of 860 MWs identified as benchmark resources and certain transmission facilities. A request for proposals was issued in September 2017 seeking up to 1,270 MWs to compete against PacifiCorp's benchmark resources in the final resource selection process for the project. The combined new wind and transmission projects will cost approximately $2 billion. In October 2018, the WPSC approved a settlement agreement and certificates of public convenience and necessity for the transmission facilities and three of the winning wind resources. The settlement supports 950 MWs of owned wind resources and the 200 MW purchase power agreement. Hearings were held by the UPSC and IPUC in May 2018. The UPSC approved the application in an order issued in June 2018. The order grants approval of the 1,150 MWs of new wind and transmission facilities up to the projected costs. PacifiCorp can seek recovery of any actual costs in excess of the estimates in a general rate case. The IPUC approved a partial settlement agreement in an order issued in July 2018. The settlement provides cost recovery through a tracking mechanism. The IPUC order caps cost recovery at the overall estimated costs for the new wind and transmission facilities. The second application sought approval of PacifiCorp's resource decision to upgrade or "repower" existing wind resources, as prudent and in the public interest. PacifiCorp estimates the wind repowering project will cost approximately $1 billion. Applications filed in Utah, Idaho and Wyoming seek approval for the proposed rate-making treatment associated with the projects, including recovery of the replaced equipment. In December 2017, the IPUC approved an all-party stipulation for approval of the application to repower existing wind facilities and allow recovery of costs in rates through an adjustment to the annual ECAM filing. In May 2018, the UPSC approved the application for repowering, up to the estimated costs, with the exception of the Leaning Juniper project, for which the commission expressed concern with the economics. If PacifiCorp chooses to proceed with this project, the project will be subject to a standard prudence review in future general rate cases. The WPSC approved an all-party settlement agreement to repower wind facilities in a bench decision in June 2018. In the decision, the WPSC specifically removed the Leaning Juniper project, located in Oregon, from the agreement and the approval, consistent with the treatment in Utah.

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to defer the impact of the tax law change with each of its state regulatory bodies. PacifiCorp proposed reducing customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates and deferring the remainder to offset other costs as approved by the regulatory bodies. In March 2018, PacifiCorp proposed 1% rate reductions in Utah, Wyoming and Idaho. PacifiCorp proposed the rate reductions to be effective May 1, 2018 in Utah, July 1, 2018 in Wyoming and June 1, 2018 in Idaho. In April 2018, the UPSC ordered a rate reduction of $61 million, or 3.1%, effective May 1, 2018 through December 31, 2018, based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. In October 2018, PacifiCorp filed an all-party settlement with the UPSC that continues the current rate reduction of $61 million, with other benefits provided to customers through a combination of a reduction to thermal steam plant and deferral to offset costs in the next general rate case. PacifiCorp filed a partial settlement with the WPSC in April 2018 that provides a rate reduction of $23 million, or 3.3%, effective July 1, 2018 through June 30, 2019, with the remaining tax savings to be deferred with offsets to other costs. In June 2018, the WPSC approved the rate reduction on an interim basis. In May 2018, the IPUC approved an all-party settlement to implement a rate reduction of $6 million, or 2.2%, effective June 1, 2018 through May 31, 2019, to pass back a portion of the tax benefit. The credit may be adjusted following the next phase of the proceeding. In June 2018, PacifiCorp filed reports with the WPSC and IPUC with the calculation of the full impact of the tax law change on revenue requirements. These reports initiated the next phase of the proceedings in these states. The WPSC scheduled a hearing for January 2019. A hearing has not yet been scheduled in Idaho.

In September 2018, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's most recent depreciation study. The proposed depreciation rate changes would result in an increase in annual depreciation expense of approximately $300 million. The depreciation study will be evaluated by the state commissions during 2018 and 2019 and is subject to their review and approval. PacifiCorp requested that the new depreciation rates become effective January 1, 2021. The impacts of the new depreciation study will be included in rates as part of a future regulatory proceeding.

Utah

In March 2018, PacifiCorp filed its annual EBA with the UPSC seeking approval to recover from customers $3 million in deferred net power costs for the period January 1, 2017 through December 31, 2017, reflecting the difference between base and actual net power costs in the 2017 deferral period. The rate change was approved by the UPSC effective May 1, 2018 on an interim basis. A hearing on final approval is scheduled for February 2019.

In March 2018, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to recover $1 million from customers for the period January 1, 2017 through December 31, 2017 for the difference in base and actual RECs. The rate change became effective on an interim basis June 1, 2018, with final approval received in August 2018.

Oregon

In March 2018, PacifiCorp submitted its filing for the annual TAM filing in Oregon requesting an annual increase of $17 million, or an average price increase of 1.3%, based on forecasted net power costs and loads for calendar year 2019. The filing includes an update of the impact of expiring production tax credits, which accounts for $11 million of the total rate adjustment, consistent with Oregon Senate Bill 1547 and reflecting the decrease in the revenue requirement benefit of production tax credits due to the change in the federal income tax rate. The filing was updated in July to reflect an all-parties partial stipulation resolving all but one issue in the proceeding and to update changes in contracts and market conditions. The updated filing is requesting an annual increase of $1 million. The OPUC approved the all-parties partial stipulation and resolved all issues in the proceeding in an order issued in October 2018. The filing will be updated for changes in contracts and market conditions again in November 2018, before final rates become effective in January 2019.

Wyoming

In April 2018, PacifiCorp filed its annual ECAM and RRA application with the WPSC. The filing requests approval to refund to customers $3 million in deferred net power costs for the period January 1, 2017 through December 31, 2017. The rate change was approved by the WPSC on an interim basis, effective July 1, 2018. PacifiCorp expects the interim rates to become final in the fourth quarter of 2018.

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

In June 2018, PacifiCorp submitted its 2017 PCAM filing with WUTC seeking approval to credit $13 million to the PCAM balancing account. No rate changes were requested. In August 2018, the WUTC issued an order approving PacifiCorp's filing and directed PacifiCorp to amortize the PCAM balance of $18 million over 12 months and allowed PacifiCorp to petition the WUTC to alter the amortization period. In October 2018, PacifiCorp submitted a compliance filing and petition requesting to amortize the balance over 24 months effective January 1, 2019. The WUTC denied PacifiCorp's petition and ordered PacifiCorp to submit a compliance filing with tariffs supporting a 12-month amortization period effective November 1, 2018.

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

In December 2014, PacifiCorp filed an advice letter with the CPUC to request approval to sell certain Utah mining assets and to establish memorandum accounts to track the costs associated with the Utah Mine Disposition for future recovery. In July 2015, the CPUC Energy Division issued a letter requiring PacifiCorp to file a formal application for approval of the sale of certain Utah mining assets. Accordingly, in September 2015, PacifiCorp filed an application with the CPUC. In February 2017, a joint motion was filed with the CPUC seeking approval of a settlement agreement reached by PacifiCorp and all other parties. The agreement states, among other things, that the decision to sell certain Utah mining assets is in the public interest. Parties also reserve their rights to additional testimony, briefs and hearings to the extent the CPUC determines that additional California Environmental Quality Act proceedings are necessary. In September 2018, the CPUC issued a decision that (1) approves, with modification, the stipulation entered into between PacifiCorp and all other parties; (2) finds that the sale of the mining assets and early closure of the Deer Creek mine was in the public interest; and (3) finds that the California Environmental Quality Act ("CEQA") does not apply to the sale of the mining assets.
MidAmerican Energy

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate and regulatory liabilities increased pursuant to mechanisms approved in Iowa. MidAmerican Energy has made filings or has been in discussions with each of its state rate regulatory bodies proposing either a reduction in retail rates or rate base for all or a portion of the net benefits of 2017 Tax Reform for 2018 and beyond. MidAmerican Energy proposed in Iowa, its largest jurisdiction, to reduce customer revenue via a rider mechanism for the impact of the lower statutory rate on current operations, subject to change depending on actual results, and defer as a regulatory liability the amortization of excess deferred income taxes. The Iowa Utilities Board approved MidAmerican Energy's Iowa tax reform rate reduction tariff on April 27, 2018, although it has opened a docket to consider concerns by certain stakeholders. The Illinois Commerce Commission approved MidAmerican Energy's Illinois tax reform rate reduction tariff on March 21, 2018. MidAmerican Energy currently estimates that its 2018 revenue will be reduced by approximately $86 million due to rate reductions for tax reform.

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

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filings supported an annual rate reduction of $59 million and $25 million for Nevada Power and Sierra Pacific, respectively. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing the Nevada Utilities to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018.

In March 2018, the FERC issued a Show Cause Order related to 2017 Tax Reform. In May 2018, in response to the Show Cause Order, the Nevada Utilities proposed a reduction to transmission and certain ancillary service rates under the NV Energy Open Access Transmission Tariff for the lower annual income tax expense anticipated from 2017 Tax Reform. The new rates are expected to become effective March 21, 2018. Upon the FERC's acceptance of the rates and the effective date, the Nevada Utilities will begin billing transmission customers under the new rates subject to refund from the effective date. As of September 30, 2018, the Nevada Utilities accrued $2 million for amounts subject to rate refund.

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

In October 2016, Wynn Las Vegas, LLC ("Wynn"), became a distribution only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order that established the impact fee that was paid in September 2016 and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. In September 2018, the PUCN granted relief requiring Nevada Power to credit $3 million as an offset against Wynn's remaining impact fee obligation. In October 2018, Wynn elected to pay the net present value lump sum of its Renewable Base Tariff Energy Rate obligation of $2 million, net of the credit of $3 million. The PUCN ordered Nevada Power to establish a regulatory liability and amortize the lump sum payment amount in equal monthly installments through December 2022.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power and Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for three and six years at Sierra Pacific and Nevada Power, respectively, and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of the Nevada Utilities. In January 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory. In February 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Nevada Power service territory. Following the PUCN's order from March 2017, Caesars' will pay Nevada Power and Sierra Pacific impact fees of $44 million in 72 equal monthly payments and $4 million in 36 monthly payments, respectively.

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

In June 2018, Station Casinos LLC ("Station"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In October 2018, the PUCN approved a stipulation allowing Station to purchase energy from alternative providers subject to conditions, including paying an impact fee of $15 million.

As of October 2018, the Nevada Utilities have received communications from seven additional current and pending customers, of which four provided a letter of intent to file with the PUCN an application and three have filed an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers.

Net Metering

Nevada enacted Assembly Bill 405 ("AB 405") on June 15, 2017. The legislation, among other things, established net metering crediting rates for private generation customers with installed net metering systems less than 25 kilowatts. Under AB 405, private generation customers will be compensated at 95% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the first 80 MWs of cumulative installed capacity of all net metering systems in Nevada, 88% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada, 81% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the next 80 MWs of cumulative installed capacity in Nevada and 75% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for any additional private generation capacity. As of September 30, 2018, the cumulative installed and applied-for capacity of all net metering systems in Nevada was 97 MWs. In July 2017, the Nevada Utilities filed with the PUCN proposed amendments to their tariffs necessary to comply with the provisions of AB 405. The filing in July 2017 also included a proposed optional time of use rate tariff for both Nevada Power and Sierra Pacific, which has not yet been set for procedural review. In September 2017, the PUCN issued an order directing the Nevada Utilities to place all new private generation customers who have submitted applications after June 15, 2017, into a new rate class with rates equal to the rate class they would be in if they were not private generation customers. Private generation customers with installed net metering systems less than 25 kilowatts prior to June 15, 2017, may elect to migrate to the new rate class created under AB 405 or stay in their otherwise-applicable rate class. The new AB 405 rates became effective December 1, 2017. In February 2018, the Nevada Utilities filed with the PUCN a settlement agreement resolving the outstanding issues related to its proposal for optional time-differentiated rate schedules. In March 2018, the PUCN approved the settlement agreement.

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

Northern Powergrid Distribution Companies

The Gas and Electricity Markets Authority through its office of gas and electric markets (known as "Ofgem") published its RIIO-2 framework consultation on March 7, 2018, marking the first milestone in the development of the price control arrangements that will apply to Northern Powergrid from April 2023. Ofgem published its RIIO-2 framework decision on July 30, 2018. A significant part of the framework relates to setting the allowed return on capital, where Ofgem has set out an early view of the allowed cost of equity which is no higher than 5% (plus inflation calculated using the Consumer Prices Index including owner occupiers' housing costs as the measure of UK inflation rather than the currently used retail price index).

BHE Pipeline Group

In July 2018, the FERC issued a final rule adopting procedures for determining which natural gas pipelines may be collecting unjust and unreasonable rates in light of the reduction in the federal corporate tax rate from 2017 Tax Reform. Pursuant to the final rule, in October 2018, Northern Natural Gas filed an informational filing on FERC Form No. 501-G and a Statement Demonstrating Why No Rate Adjustment is Necessary. Likewise, in October 2018, Kern River filed an informational filing on FERC Form No. 501-G and a Statement Explaining Why No Rate Adjustment is Necessary, along with a Tax Reform Credit Rate Settlement in a companion docket. Kern River's Tax Reform Credit Rate Settlement offered an 11% rate credit against the Maximum Base Tariff Rates for firm service and any one-part rate that includes fixed costs. The Tax Reform Credit Rate Settlement is subject to approval by FERC. Responses to Northern Natural Gas' and Kern River's FERC Form Nos. 501-G filings and Kern River's Tax Reform Credit Rate Settlement were due October 23, 2018 and both Northern Natural Gas and Kern River have responded to all issues raised. The FERC's evaluation of Northern Natural Gas' and Kern River's filings will occur thereafter and the impact of the FERC's action, if any, would be prospective.

ALP

2019-2021 General Tariff Application

In August 2018, ALP filed its 2019-2021 general tariff application ("GTA") with the AUC, delivering on the first three years of its commitment to keep rates lower or flat for customers for the next five years. The three-year application achieves flat tariffs by keeping operating and maintenance expenses flat, with the exception of salaries and wages and software licensing fees, transitioning to a new salvage recovery approach and continuing the use of the flow-through income tax method. In addition, similar to the refund approved by the AUC for the 2017-2018 GTA of C$31 million, ALP proposes to provide a further tariff reduction over the three years by refunding previously collected accumulated depreciation surplus of an additional C$31 million. The application requests the approval of revenue requirements of C$885 million, C$887 million and C$889 million for 2019, 2020 and 2021 respectively, which are lower than the approved 2018 revenue requirement of C$904 million. The forecast revenue requirement is based on an 8.5% return on equity and 37% deemed equity approved by the AUC for 2019 and 2020 and assumes the same for 2021 as placeholders.

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

In March 2018, an oral hearing was held and in August 2018, the AUC issued Decision 22570-D01-2018 on the 2018 Generic Cost of Capital proceeding approving ALP's return on equity at 8.5% with a 37% equity ratio for 2018, 2019 and 2020.

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

In December 2017, ALP amended its application to include the remaining capital projects completed in 2015. The amended 2014 and 2015 deferral account reconciliation application includes 110 completed projects with total gross capital additions, excluding AFUDC, of C$3.8 billion. An oral hearing was held in September 2018 after the completion of an extensive information request process earlier in the year. Following written arguments in October 2018, a decision is expected in late 2018 or early 2019.

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

The state of Colorado regional haze SIP requires selective catalytic reduction ("SCR") controls at Craig Unit 2 and Hayden Units 1 and 2, in which PacifiCorp has ownership interests. Each of those regional haze compliance projects are either already in service or currently being constructed. In addition, in February 2015, the state of Colorado finalized an amendment to its regional haze SIP relating to Craig Unit 1, in which PacifiCorp has an ownership interest, to require the installation of SCR controls by 2021. In September 2016, the owners of Craig Units 1 and 2 reached an agreement with state and federal agencies and certain environmental groups that were parties to the previous settlement requiring SCR controls to retire Unit 1 by December 31, 2025, in lieu of SCR controls installation, or alternatively to remove the unit from coal-fueled service by August 31, 2021 with an option to convert the unit to natural gas by August 31, 2023, in lieu of SCR controls installation. The terms of the agreement were approved by the Colorado Air Quality Board in December 2016. The terms of the agreement were incorporated into an amended Colorado regional haze SIP in 2017 and were submitted to the EPA for its review and approval. The EPA's approval of the amended Colorado regional haze SIP was published in the Federal Register July 5, 2018, with an effective date of August 6, 2018. Until the EPA takes final action in each state and decisions have been made in the pending appeals, PacifiCorp, cannot fully determine the impacts of the Regional Haze Rule on its respective generating facilities.

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

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The compliance period would have begun in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030 and was expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. On February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the U.S. Supreme Court. Oral argument was heard before the D.C. Circuit on September 27, 2016. The court has not yet issued its decision. On October 10, 2017, the EPA issued a proposal to repeal the Clean Power Plan and the EPA took comments on the proposed repeal until April 26, 2018. In addition, the EPA published in the Federal Register an Advance Notice of Proposed Rulemaking on December 28, 2017, seeking public input on, without committing to, a potential replacement rule. The public comment period for the Advance Notice of Proposed Rulemaking concluded February 26, 2018. On August 21, 2018, the EPA proposed the Affordable Clean Energy rule, which would replace the Clean Power Plan. The Affordable Clean Energy rule would determine that the best system of emissions reduction for existing coal-fueled power plants is heat rate improvements and proposes a set of candidate technologies and measures that could improve heat rates. The EPA did not propose to set a specific numerical standard of performance for all affected units. Instead, states would be required to evaluate the candidate technologies and measures to establish standards of performance on a unit-specific basis, setting a standard of performance for each affected unit, measured in terms of pounds of carbon dioxide per megawatt hour. Measures taken to meet the standards of performance must be achieved at the source itself. Under the proposed rule, states would have three years from rule finalization to submit a plan to the EPA, which would have one year to determine the approvability of the plan. If a state does not submit a plan or a submitted plan is not satisfactory, the EPA would have two years to develop a federal plan. Comments on the proposal were due October 31, 2018. Until the proposed rule is finalized and state plans are developed, the full impacts on the Registrants cannot be determined. However, PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

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

On March 15, 2018, the EPA issued a proposal to address provisions of the final coal combustion rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. The proposal included provisions that establish alternative performance standards for owners and operators of coal combustion residuals units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The EPA published the first phase of the coal combustion rule amendments on July 30, 2018, with an effective date of August 28, 2018. Additional substantive revisions to the rule are expected to be finalized by the EPA by December 2019 but have not yet been released for public comment. If adopted, certain elements of the proposal have the potential to reduce costs of compliance. The U.S. Court of Appeals for the D.C. Circuit issued a decision August 21, 2018, vacating several elements of the rule, including closure provisions for unlined surface impoundments, and finding that the Resource Conservation and Recovery Act provides the EPA authority to regulate inactive surface impoundments at inactive facilities. The court's order was effective October 15, 2018, and as a result, the EPA will need to undertake additional rulemaking to implement the Court's order. Until such time as additional rulemaking is final, the impacts on the Registrants cannot be determined.

At the time the rule was published in April 2015, PacifiCorp operated 18 surface impoundments and seven landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, nine surface impoundments and three landfills were either closed or repurposed to no longer receive coal combustion byproducts and are not subject to the final rule. As PacifiCorp proceeded to implement the final coal combustion rule, it was determined that two surface impoundments located at the Dave Johnston Generating Station were hydraulically connected and effectively constitute a single impoundment. A total of eight existing surface impoundments, plus a new surface impoundment placed into service in November 2017 at the Naughton Generating Station, and four active landfills remain subject to the final rule. Three of the surface impoundments are inactive and undergoing closure. At the time the rule was published in April 2015, MidAmerican Energy owned or operated nine surface impoundments and four landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, two surface impoundments were closed and are not subject to the rule. Three surface impoundments were closed in December 2017, and the remaining four are undergoing closure. Two landfills are lined and remain active and subject to the final rule. Two landfills are unlined and will commence closure by December 2018 and April 2019, respectively. At the time the rule was published in April 2015, the Nevada Utilities operated ten evaporative surface impoundments and two landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, the Nevada Utilities removed eight surface impoundments from service and commenced closure. Two surface impoundments and two landfills remain active and subject to the final rule. Refer to Note 13 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 and Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of the Form 10-K for the year ended December 31, 2017 for discussion of the impacts on asset retirement obligations as a result of the final rule.

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. On September 13, 2017, EPA Administrator Pruitt issued a letter to parties petitioning for administrative reconsideration of certain aspects of the coal combustion byproducts rule concluding it was appropriate and in the public interest to reconsider the provisions of the final rule addressed in the petitions. On September 27, 2017, the D.C. Circuit issued an order to the EPA requiring the agency to identify provisions of the rule that the agency intended to reconsider. The EPA submitted its list of potential issues to be reconsidered on November 15, 2017 and oral argument was held by the D.C. Circuit November 20, 2017 over certain portions of the final rule. The court has not yet issued a decision on the issues presented in the oral arguments. Separately, on August 10, 2017, the EPA issued proposed permitting guidance on how states' coal combustion residuals permit programs should comply with the requirements of the final rule as authorized under the December 2016 Water Infrastructure Improvements for the Nation Act. Utilizing that guidance, the state of Oklahoma submitted an application to the EPA for approval of its state program and, on June 28, 2018, the EPA's approval of the application was published in the Federal Register. Environmental groups, including Waterkeeper Alliance and the Sierra Club, filed suit in the U.S. District Court for the District of Columbia on September 26, 2018, alleging that the EPA unlawfully approved Oklahoma's permit program. This suit also incorporates claims first identified in a July 26, 2018 notice of intent to sue that alleged the EPA failed to perform nondiscretionary duties related to the development and publication of minimum guidelines for public participation in the approval of state permit programs for coal combustion residuals. To date, none of the states in which the Registrants operate has submitted an application for approval of state permitting authority. The state of Utah adopted the federal final rule in September 2016, which required two landfills to submit permit applications by March 2017. It is anticipated that the state of Utah will submit an application for approval of its coal combustion residuals permit program prior to the end of 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, of changes in shareholders' equity and of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 2, 2018

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$308	$14
Accounts receivable, net	761	684
Inventories	429	433
Prepaid expenses	59	73
Other current assets	55	111
Total current assets	1,612	1,315

Property, plant and equipment, net	19,338	19,203
Regulatory assets	1,028	1,030
Other assets	358	372

Total assets	$22,336	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$438	$453
Accrued interest	106	115
Accrued property, income and other taxes	219	66
Accrued employee expenses	126	70
Short-term debt	—	80
Current portion of long-term debt and capital lease obligations	352	588
Other current liabilities	245	245
Total current liabilities	1,486	1,617

Long-term debt and capital lease obligations	6,682	6,437
Regulatory liabilities	3,151	2,996
Deferred income taxes	2,560	2,582
Other long-term liabilities	700	733
Total liabilities	14,579	14,365

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,291	3,089
Accumulated other comprehensive loss, net	(15)	(15)
Total shareholders' equity	7,757	7,555

Total liabilities and shareholders' equity	$22,336	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Operating revenue	$1,369	$1,430	$3,746	$3,956

Operating expenses:
Cost of fuel and energy	465	465	1,300	1,305
Operations and maintenance	266	254	777	771
Depreciation and amortization	203	200	602	598
Property and other taxes	49	50	150	149
Total operating expenses	983	969	2,829	2,823

Operating income	386	461	917	1,133

Other income (expense):
Interest expense	(96)	(95)	(288)	(285)
Allowance for borrowed funds	5	4	13	12
Allowance for equity funds	9	7	24	21
Other, net	14	12	36	30
Total other income (expense)	(68)	(72)	(215)	(222)

Income before income tax expense	318	389	702	911
Income tax expense	48	126	100	294
Net income	$270	$263	$602	$617

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2016	$2	$—	$4,479	$2,921	$(12)	$7,390
Net income	—	—	—	617	—	617
Common stock dividends declared	—	—	—	(500)	—	(500)
Balance, September 30, 2017	$2	$—	$4,479	$3,038	$(12)	$7,507

Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555
Net income	—	—	—	602	—	602
Common stock dividends declared	—	—	—	(400)	—	(400)
Balance, September 30, 2018	$2	$—	$4,479	$3,291	$(15)	$7,757

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$602	$617
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	602	598
Allowance for equity funds	(24)	(21)
Changes in regulatory assets and liabilities	127	21
Deferred income taxes and amortization of investment tax credits	(53)	14
Other, net	(1)	1
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(31)	42
Inventories	4	(1)
Derivative collateral, net	4	(4)
Prepaid expenses	10	9
Accrued property, income and other taxes, net	204	145
Accounts payable and other liabilities	36	40
Net cash flows from operating activities	1,480	1,461

Cash flows from investing activities:
Capital expenditures	(713)	(553)
Other, net	2	5
Net cash flows from investing activities	(711)	(548)

Cash flows from financing activities:
Proceeds from long-term debt, net	593	—
Repayments of long-term debt and capital lease obligations	(588)	(54)
Net repayments of short-term debt	(80)	(270)
Dividends paid	(400)	(500)
Other, net	—	(3)
Net cash flows from financing activities	(475)	(827)

Net change in cash and cash equivalents and restricted cash and cash equivalents	294	86
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	29	33
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$323	$119

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a United States regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("BHE"), a holding company based in Des Moines, Iowa and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2018 and for the three- and nine-month periods ended September 30, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three- and nine-month periods ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2018.

(2)	New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The updated disclosure requirements make a number of changes to improve the effectiveness of disclosures in the notes to the financial statements. This guidance is effective for annual reporting periods beginning after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The adoption of ASU No. 2018-14 will not have a material impact on PacifiCorp's Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases" and ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. PacifiCorp plans to adopt this guidance effective January 1, 2019 and is currently in the process of evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$308	$14
Restricted cash included in other current assets	13	13
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$323	$29

Equity Method Investments

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. PacifiCorp adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $26 million previously recognized within investing cash flows to operating cash flows for the nine-month period ended September 30, 2017.

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2018	2017
Utility Plant:
Utility plant in-service	5-75 years	$28,201	$27,880
Accumulated depreciation and amortization		(9,750)	(9,366)
Utility plant in-service, net		18,451	18,514
Other non-regulated, net of accumulated depreciation and amortization	45 years	10	11
Plant, net		18,461	18,525
Construction work-in-progress		877	678
Property, plant and equipment, net		$19,338	$19,203

(5)	Regulatory Matters

Retail Regulated Rates

The Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to defer the impact of the tax law change with each of its state regulatory bodies. PacifiCorp proposed reducing customer rates for a portion of the lower annual income tax expense resulting from the decrease in federal tax rates and deferring the remainder to offset other costs as approved by the regulatory bodies. In March 2018, PacifiCorp proposed 1% rate reductions in Utah, Wyoming and Idaho. PacifiCorp proposed the rate reductions to be effective May 1, 2018 in Utah, July 1, 2018 in Wyoming and June 1, 2018 in Idaho. In April 2018, the Utah Public Service Commission ("UPSC") ordered a rate reduction of $61 million, or 3.1%, effective May 1, 2018 through December 31, 2018, based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. In October 2018, PacifiCorp filed an all-party settlement with the UPSC that continues the current rate reduction of $61 million, with other benefits provided to customers through a combination of a reduction to thermal steam plant and deferral to offset costs in the next general rate case. PacifiCorp filed a partial settlement with the Wyoming Public Service Commission ("WPSC") in April 2018 that provides a rate reduction of $23 million, or 3.3%, effective July 1, 2018 through June 30, 2019, with the remaining tax savings to be deferred with offsets to other costs. In June 2018, the WPSC approved the rate reduction on an interim basis. In May 2018, the Idaho Public Utilities Commission ("IPUC") approved an all-party settlement to implement a rate reduction of $6 million, or 2.2%, effective June 1, 2018 through May 31, 2019, to pass back a portion of the tax benefit. The credit may be adjusted following the next phase of the proceeding. In June 2018, PacifiCorp filed reports with the WPSC and IPUC with the calculation of the full impact of the tax law change on revenue requirements. These reports initiated the next phase of the proceedings in these states. The WPSC scheduled a hearing for January 2019. A hearing has not yet been scheduled in Idaho. As of September 30, 2018, the estimated potential refund liability attributable to lower customer rates enabled by the benefits of tax reform was $112 million.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. PacifiCorp has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of the interpretations of the bonus depreciation rules. PacifiCorp has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. PacifiCorp believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. PacifiCorp recorded a current tax benefit and deferred tax expense of $21 million during the three-month period ended September 30, 2018 following clarified bonus depreciation guidance. As a result of 2017 Tax Reform and PacifiCorp's regulatory nature, PacifiCorp reduced the associated deferred income tax liabilities $8 million and increased regulatory liabilities by the same amount. The accounting will be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
State income tax, net of federal income tax benefit	4	3	4	3
Federal income tax credits	(5)	(5)	(5)	(5)
Effects of ratemaking	(4)	1	(4)	1
Other	(1)	(2)	(2)	(2)
Effective income tax rate	15%	32%	14%	32%

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

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. PacifiCorp adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations utilizing the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the three- and nine-month periods ended September 30, 2017 of $6 million and $17 million, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Pension:
Service cost	—	—	—	—
Interest cost	11	12	32	37
Expected return on plan assets	(18)	(18)	(54)	(54)
Net amortization	3	3	10	10
Net periodic benefit credit	(4)	(3)	(12)	(7)

Other postretirement:
Service cost	—	1	1	2
Interest cost	3	3	9	10
Expected return on plan assets	(5)	(5)	(16)	(16)
Net amortization	(1)	(1)	(4)	(4)
Net periodic benefit credit	(3)	(2)	(10)	(8)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2018. As of September 30, 2018, $3 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of September 30, 2018
Not designated as hedging contracts(1):
Commodity assets	$10	$4	$6	$—	$20
Commodity liabilities	(6)	2	(47)	(74)	(125)
Total	4	6	(41)	(74)	(105)

Total derivatives	4	6	(41)	(74)	(105)
Cash collateral receivable	—	—	18	52	70
Total derivatives - net basis	$4	$6	$(23)	$(22)	$(35)

As of December 31, 2017
Not designated as hedging contracts(1):
Commodity assets	$11	$1	$1	$—	$13
Commodity liabilities	(3)	—	(32)	(82)	(117)
Total	8	1	(31)	(82)	(104)

Total derivatives	8	1	(31)	(82)	(104)
Cash collateral receivable	—	—	17	57	74
Total derivatives - net basis	$8	$1	$(14)	$(25)	$(30)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of September 30, 2018 and December 31, 2017, a regulatory asset of $102 million and $101 million, respectively, was recorded related to the net derivative liability of $105 million and $104 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Beginning balance	$116	$95	$101	$73
Changes in fair value recognized in net regulatory assets	14	6	48	36
Net (losses) gains reclassified to operating revenue	(36)	(5)	(30)	8
Net gains (losses) reclassified to cost of fuel and energy	8	1	(17)	(20)
Ending balance	$102	$97	$102	$97

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2018	2017

Electricity sales	Megawatt hours	(7)	(9)
Natural gas purchases	Decatherms	115	113
Fuel oil purchases	Gallons	2	—

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2018, PacifiCorp's credit ratings from the three recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $108 million and $110 million as of September 30, 2018 and December 31, 2017, respectively, for which PacifiCorp had posted collateral of $70 million and $74 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2018 and December 31, 2017, PacifiCorp would have been required to post $26 million and $34 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2018
Assets:
Commodity derivatives	$—	$20	$—	$(10)	$10
Money market mutual funds(2)	310	—	—	—	310
Investment funds	26	—	—	—	26
	$336	$20	$—	$(10)	$346

Liabilities - Commodity derivatives	$—	$(125)	$—	$80	$(45)

As of December 31, 2017
Assets:
Commodity derivatives	$—	$13	$—	$(4)	$9
Money market mutual funds(2)	21	—	—	—	21
Investment funds	21	—	—	—	21
	$42	$13	$—	$(4)	$51

Liabilities - Commodity derivatives	$—	$(117)	$—	$78	$(39)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $70 million and $74 million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first three years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first three years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 9 for further discussion regarding PacifiCorp's risk management and hedging activities.

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

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,014	$7,862	$7,005	$8,370

(11)	Commitments and Contingencies

Commitments

During the nine-month period ended September 30, 2018, PacifiCorp entered into non-cancelable agreements through 2045 totaling $1.0 billion related to power purchase agreements to meet customer requests for renewable energy, $566 million related to agreements for repowering certain existing wind facilities in Wyoming, Washington and Oregon, and $273 million related to fuel supply contracts. The power purchase agreements are from facilities that have not yet achieved commercial operation. To the extent any of these facilities do not achieve commercial operation by contractually agreed upon dates, PacifiCorp has no obligation to the counterparty.

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

Hydroelectric Relicensing

PacifiCorp's Klamath hydroelectric system is currently operating under annual licenses with the Federal Energy Regulatory Commission ("FERC"). In February 2010, PacifiCorp, the United States Department of the Interior, the United States Department of Commerce, the state of California, the state of Oregon and various other governmental and non-governmental settlement parties signed the Klamath Hydroelectric Settlement Agreement ("KHSA"). Among other things, the KHSA provided that the United States Department of the Interior would conduct scientific and engineering studies to assess whether removal of the Klamath hydroelectric system's mainstem dams was in the public interest and would advance restoration of the Klamath Basin's salmonid fisheries. If it is determined dam removal should proceed, dam removal would begin no earlier than 2020.

Congress failed to pass legislation needed to implement the original KHSA. In April 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, in September 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also in September 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. In March 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. In April 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved. In June 2018, the FERC granted PacifiCorp's motion to stay the effective date of the Lower Klamath Project license and all related compliance obligations, pending a Commission order on the license transfer. Meanwhile, the FERC continues to assess the KRRC's capacity to become a project licensee for purposes of dam removal.

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

Customer Revenue

PacifiCorp recognizes revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which PacifiCorp expects to be entitled in exchange for those goods or services. PacifiCorp records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

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

Revenue recognized is equal to what PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp's performance to date and includes billed and unbilled amounts. As of September 30, 2018 and December 31, 2017, accounts receivable from contracts with customers, net of allowance for doubtful accounts was $673 million and $635 million, respectively, including unbilled revenue of $229 million and $255 million, respectively, and was included in accounts receivables, net on the Consolidated Balance Sheets. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes PacifiCorp's revenue by regulated energy, with further disaggregation of regulated energy by customer class, for the three- and nine-month periods ended September 30, 2018 (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2018	2018
Customer Revenue:
Retail:
Residential	$478	$1,284
Commercial	418	1,129
Industrial	305	862
Other retail	106	204
Total retail	1,307	3,479
Wholesale (1)	(10)	21
Transmission	30	82
Other Customer Revenue	16	55
Total Customer Revenue	1,343	3,637
Other revenue	26	109
Total operating revenue	$1,369	$3,746

(1)	During the three-month period ended September 30, 2018, PacifiCorp financially settled certain non-derivative forward contracts for energy sales by making net payments to counterparties.

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, PacifiCorp would recognize a contract asset or contract liability depending on the relationship between PacifiCorp's performance and the customer's payment. As of September 30, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the three- and nine-month periods ended September 30, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

(13)	Related Party Transactions

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month periods ended September 30, 2018 and 2017, PacifiCorp made net cash payments for federal and state income tax to BHE totaling $21 million and $205 million, respectively.

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

Results of Operations for the Third Quarter and First Nine Months of 2018 and 2017

Overview

Net income for the third quarter of 2018 was $270 million, an increase of $7 million, or 3%, compared to 2017. Net income increased primarily due to a decrease in income tax expense of $78 million from a lower federal tax rate due to the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform"), partially offset by lower utility margin of $61 million and higher operations and maintenance expense of $12 million. Utility margin decreased due to lower average retail and wholesale rates, including $53 million of refund accruals related to 2017 Tax Reform, higher natural gas costs from higher volumes and higher purchased electricity from higher prices, partially offset by higher retail volumes and lower coal prices. Retail customer volumes increased 2% due to higher customer usage, primarily from industrial, commercial and residential customers in Utah, and an increase in the average number of customers across the service territory, offset by impacts of weather across the service territory. Energy generated increased 7% for the third quarter of 2018 compared to 2017 primarily due to higher natural gas and wind-powered generation, offset by lower coal-fueled and hydroelectric generation. Wholesale electricity sales volumes increased 33% and purchased electricity volumes decreased 17%.

Net income for the first nine months of 2018 was $602 million, a decrease of $15 million, or 2%, compared to 2017. Net income decreased primarily due to lower utility margin of $205 million, and higher operations and maintenance expenses of $6 million, partially offset by lower income tax expense of $194 million from a lower federal tax rate due to the impact of 2017 Tax Reform. Utility margin decreased due to lower retail revenue from lower average retail rates, including $159 million of refund accruals related to 2017 Tax Reform, and lower retail volumes, higher purchased electricity from higher prices and volumes, lower average wholesale prices, and higher natural gas generation volumes, partially offset by higher wholesale volumes, lower coal costs from lower volumes and prices, and lower average natural gas prices. Retail customer volumes decreased 1% due to the unfavorable impact of weather across the service territory, and lower customer usage, primarily from industrial customers in Oregon and Utah, partially offset by higher commercial and irrigation customer usage in Utah and an increase in the average number of customers across the service territory. Energy generated increased 2% for the first nine months of 2018 compared to 2017 primarily due to higher natural gas and wind-powered generation, offset by lower hydroelectric and coal-fueled generation. Wholesale electricity sales volumes increased 37% and purchased electricity volumes increased 4%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, Utility Margin, to help evaluate results of operations. Utility Margin is calculated as operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.

PacifiCorp's cost of fuel and energy is directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in PacifiCorp's revenue are comparable to changes in such expenses. As such, management believes Utility Margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of fuel and energy separately. Management believes the presentation of Utility Margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Utility Margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Utility margin:
Operating revenue	$1,369	$1,430	$(61)	(4)%	$3,746	3,956	$(210)	(5)%
Cost of fuel and energy	465	465	—	—	1,300	1,305	(5)	—
Utility margin	904	965	(61)	(6)	2,446	2,651	(205)	(8)
Operations and maintenance	266	254	12	5	777	771	6	1
Depreciation and amortization	203	200	3	2	602	598	4	1
Property and other taxes	49	50	(1)	(2)	150	149	1	1
Operating income	$386	$461	$(75)	(16)	$917	$1,133	$(216)	(19)

A comparison of PacifiCorp's key operating results is as follows:

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Utility margin (in millions):
Operating revenue	$1,369	$1,430	$(61)	(4)%	$3,746	$3,956	$(210)	(5)%
Cost of fuel and energy	465	465	—	—	1,300	1,305	(5)	—
Utility margin	$904	$965	$(61)	(6)	$2,446	$2,651	$(205)	(8)

Sales (GWh):
Residential	4,347	4,372	(25)	(1)%	11,996	12,410	(414)	(3)%
Commercial	4,941	4,783	158	3	13,530	13,303	227	2
Industrial, irrigation and other	5,823	5,683	140	2	15,889	16,061	(172)	(1)
Total retail	15,111	14,838	273	2	41,415	41,774	(359)	(1)
Wholesale	1,802	1,350	452	33	5,963	4,362	1,601	37
Total sales	16,913	16,188	725	4	47,378	46,136	1,242	3

Average number of retail customers
(in thousands)	1,902	1,868	34	2%	1,896	1,863	33	2%

Average revenue per MWh:
Retail	$86.29	$90.58	$(4.29)	(5)%	$83.92	$88.41	$(4.49)	(5)%
Wholesale	$9.12	$28.74	$(19.62)	(68)%	$21.62	$29.55	$(7.93)	(27)%

Heating degree days	208	304	(96)	(32)%	5,655	6,472	(817)	(13)%
Cooling degree days	1,532	1,804	(272)	(15)%	1,980	2,342	(362)	(15)%

Sources of energy (GWh)(1):
Coal	10,510	10,764	(254)	(2)%	26,231	27,120	(889)	(3)%
Natural gas	3,841	2,486	1,355	55	7,770	5,647	2,123	38
Hydroelectric(2)	467	641	(174)	(27)	2,640	3,598	(958)	(27)
Wind and other(2)	569	460	109	24	2,353	2,030	323	16
Total energy generated	15,387	14,351	1,036	7	38,994	38,395	599	2
Energy purchased	2,506	3,023	(517)	(17)	11,279	10,845	434	4
Total	17,893	17,374	519	3	50,273	49,240	1,033	2

Average cost of energy per MWh:
Energy generated(3)	$19.45	$19.89	$(0.44)	(2)%	$18.96	$19.21	$(0.25)	(1)%
Energy purchased	$70.75	$53.34	$17.41	33%	$44.43	$42.20	$2.23	5%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Utility margin decreased $61 million, or 6%, for the third quarter of 2018 compared to 2017 primarily due to:

•	$59 million of lower retail revenue primarily due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $53 million;

•	$30 million of lower wholesale revenues from lower average prices;

•	$23 million of higher natural gas costs due to higher volumes; and

•	$16 million of higher purchased electricity costs due to higher prices and volumes.
The decreases above were partially offset by:

•	$31 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•
$19 million of higher retail revenue from higher volumes. Retail volumes increased 2% due to due to higher customer usage, primarily from industrial, commercial and residential customers in Utah, and an increase in the average number of customers across the service territory, offset by impacts of weather across the service territory;

•	$8 million of lower coal costs from lower prices; and

•	$8 million of higher wholesale revenues from higher volumes.
Operations and maintenance increased $12 million, or 5%, for the third quarter of 2018 compared to 2017 primarily due to reserves accrued for 2018 wildfires and higher labor costs.

Depreciation and amortization increased $3 million, or 2%, for the third quarter of 2018 compared to 2017 primarily due to higher plant-in-service.

Income tax expense decreased $78 million, or 62%, for the third quarter of 2018 compared to 2017. The effective tax rate was 15% for 2018 and 32% for 2017. The effective tax rate decreased primarily as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the amortization of the excess deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate.

Utility margin decreased $205 million, or 8%, for the first nine months of 2018 compared to 2017 primarily due to:

•	$184 million of lower retail revenue primarily due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $159 million;

•	$44 million of higher purchased electricity costs due to higher prices and volumes;

•	$36 million of lower wholesale revenue from lower average prices;

•	$34 million of higher natural gas costs due to higher volumes; and

•
$33 million of lower retail revenue from lower retail customer volumes. Retail volumes decreased 1% due to the unfavorable impacts of weather across the service territory, and lower customer usage, primarily from industrial customers in Oregon and Utah, partially offset by higher commercial and irrigation customer usage in Utah and an increase in the average number of customers across the service territory.

The decreases above were partially offset by:

•	$55 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•	$36 million of higher wholesale revenue due to higher volumes;

•	$20 million of lower coal costs due to lower volumes and prices; and

•	$12 million of lower natural gas costs from lower average prices.
Operations and maintenance increased $6 million, or 1%, for the first nine months of 2018 compared to 2017 primarily due to reserves accrued for 2018 wildfires, partially offset by lower labor costs.

Depreciation and amortization increased $4 million, or 1%, for the first nine months of 2018 compared to 2017 primarily due to higher plant-in-service, partially offset by an adjustment to the Oregon accelerated depreciation reserve based on the Oregon allocation factor in 2018.

Income tax expense decreased $194 million, or 66%, for the first nine months of 2018 compared to 2017. The effective tax rate was 14% for 2018 and 32% for 2017. The effective tax rate decreased primarily as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the amortization of the excess deferred income taxes resulting from the reduction in the U.S. federal corporate income tax rate.

Liquidity and Capital Resources

As of September 30, 2018, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$308

Credit facilities	1,200
Less:
Short-term debt	-
Tax-exempt bond support	(89)
Net credit facilities	1,111

Total net liquidity	$1,419

Credit facilities:
Maturity dates	2021
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017 were $1,480 million and $1,461 million, respectively. The change was primarily due to lower current year income tax paid and higher current year collections from wholesale customers, primarily due to timing, partially offset by higher current year purchased power costs and lower current year collections from retail customers, primarily due to the 2017 Tax Reform.

2017 Tax Reform reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018, and eliminated bonus depreciation on qualifying regulated utility assets acquired after December 31, 2017. PacifiCorp anticipates passing the benefits of lower tax expense to customers through regulatory mechanisms. PacifiCorp expects lower revenue and income tax as well as lower bonus depreciation benefits compared to 2017 as a result of 2017 Tax Reform and related regulatory treatment. PacifiCorp does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes, which will be determined based on rulings by regulatory commissions expected in 2018 and 2019. The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Internal Revenue Service ("IRS") rules provide for re-establishment of the production tax credit for an existing wind-powered generating facility upon the replacement of a significant portion of its components. Such component replacement is commonly referred to as repowering. If the degree of component replacement in such projects meets IRS guidelines, production tax credits are re-established for ten years at rates that depend upon the date in which construction begins. PacifiCorp's current repowering projects are expected to earn production tax credits at 100% of the value of such credits.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2018 and 2017 were $(711) million and $(548) million, respectively. The change is primarily the result of a current year increase in capital expenditures of $160 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2018 was $(475) million. Uses of cash consisted substantially of $586 million for the repayment of long term debt, $400 million for common stock dividends paid to PPW Holdings LLC and $80 million for the repayment of short-term debt, offset by $593 million net proceeds from the issuance of long-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2017 was $(827) million. Uses of cash consisted substantially of $270 million for the repayment of short-term debt, $500 million for common stock dividends paid to PPW Holdings LLC and $50 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of September 30, 2018, PacifiCorp had no short-term debt outstanding. As of December 31, 2017, PacifiCorp had $80 million of short-term debt outstanding at a weighted average interest rate of 1.83%.

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

As of September 30, 2018, PacifiCorp had $170 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $168 million plus interest. These letters of credit were fully available as of September 30, 2018 and expire periodically through March 2019.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2017	2018	2018

Transmission system investment	$75	$34	$66
Wind investment	8	76	384
Advanced meter infrastructure	20	44	74
Operating and other	450	559	674
Total	$553	$713	$1,198

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects initial costs for the 140-mile 500 kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $45 million in 2018.

•
Construction of wind-powered generating facilities at PacifiCorp totaling $5 million and $4 million for the nine-month periods ended September 30, 2018 and 2017. PacifiCorp anticipates costs for these activities will total an additional $62 million for 2018. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

•
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $70 million and $4 million for the nine-month periods ended September 30, 2018 and 2017, respectively. PacifiCorp anticipates costs for these activities will total an additional $246 million for 2018. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years following each facility's return to service.

•
Advanced meter infrastructure ("AMI") includes costs for customer meter replacements and installation of infrastructure and systems to implement smart meter features that improve customers' energy management capabilities and reduce company meter-related costs. AMI projects are in progress or planned in Oregon, California, Utah and Idaho in 2018.

•
Remaining investments relate to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Integrated Resource Plan

In April 2017, PacifiCorp filed its 2017 Integrated Resource Plan ("IRP") with its state commissions. The IRP, which includes the Energy Vision 2020 project in the preferred portfolio, includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. The OPUC acknowledged PacifiCorp's 2017 IRP in December 2017, the UPSC acknowledged the 2017 IRP in March 2018, the IPUC acknowledged the 2017 IRP in April 2018, and the WUTC acknowledged the 2017 IRP in May 2018. PacifiCorp filed its 2017 IRP Update with its state commissions, except for California, in May 2018. In August 2018, PacifiCorp filed its 2017 IRP and its 2017 IRP Update with the California Public Utilities Commission to comply with new IRP requirements in California.

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

Contractual Obligations

As of September 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2018, the related statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 2, 2018

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$115	$172
Accounts receivable, net	384	344
Income tax receivable	150	51
Inventories	205	245
Other current assets	104	134
Total current assets	958	946

Property, plant and equipment, net	15,233	14,207
Regulatory assets	230	204
Investments and restricted investments	756	728
Other assets	211	233

Total assets	$17,388	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$348	$452
Accrued interest	55	48
Accrued property, income and other taxes	155	132
Current portion of long-term debt	500	350
Other current liabilities	153	128
Total current liabilities	1,211	1,110

Long-term debt	4,880	4,692
Regulatory liabilities	1,645	1,661
Deferred income taxes	2,322	2,237
Asset retirement obligations	546	528
Other long-term liabilities	325	326
Total liabilities	10,929	10,554

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	5,898	5,203
Total shareholder's equity	6,459	5,764

Total liabilities and shareholder's equity	$17,388	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$727	$707	$1,785	$1,677
Regulated natural gas and other	105	106	510	489
Total operating revenue	832	813	2,295	2,166

Operating expenses:
Cost of fuel and energy	140	130	366	342
Cost of natural gas purchased for resale and other	50	54	296	288
Operations and maintenance	201	204	598	561
Depreciation and amortization	133	111	499	369
Property and other taxes	30	30	92	90
Total operating expenses	554	529	1,851	1,650

Operating income	278	284	444	516

Other income (expense):
Interest expense	(56)	(54)	(170)	(160)
Allowance for borrowed funds	6	4	14	9
Allowance for equity funds	16	11	39	25
Other, net	13	9	34	27
Total other income (expense)	(21)	(30)	(83)	(99)

Income before income tax benefit	257	254	361	417
Income tax benefit	(226)	(131)	(334)	(207)

Net income	$483	$385	$695	$624

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2016	$—	$561	$4,599	$5,160
Net income	—	—	624	624
Balance, September 30, 2017	$—	$561	$5,223	$5,784

Balance, December 31, 2017	$—	$561	$5,203	$5,764
Net income	—	—	695	695
Balance, September 30, 2018	$—	$561	$5,898	$6,459

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$695	$624
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	499	369
Amortization of utility plant to other operating expenses	26	25
Allowance for equity funds	(39)	(25)
Deferred income taxes and amortization of investment tax credits	(35)	64
Other, net	13	5
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(46)	(29)
Inventories	40	29
Derivative collateral, net	—	3
Contributions to pension and other postretirement benefit plans, net	(10)	(8)
Accrued property, income and other taxes, net	(77)	98
Accounts payable and other liabilities	(38)	18
Net cash flows from operating activities	1,028	1,173

Cash flows from investing activities:
Capital expenditures	(1,466)	(1,162)
Purchases of marketable securities	(224)	(126)
Proceeds from sales of marketable securities	198	127
Other, net	29	(10)
Net cash flows from investing activities	(1,463)	(1,171)

Cash flows from financing activities:
Proceeds from long-term debt	687	842
Repayments of long-term debt	(350)	(255)
Net repayments of short-term debt	—	(99)
Other, net	(1)	—
Net cash flows from financing activities	336	488

Net change in cash and cash equivalents and restricted cash and cash equivalents	(99)	490
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	282	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$183	$516

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's nonregulated subsidiaries include Midwest Capital Group, Inc. and MEC Construction Services Co. MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a holding company based in Des Moines, Iowa and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2018, and for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three- and nine-month periods ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2017, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2018.

(2)	New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which creates FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases" and ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. MidAmerican Energy plans to adopt this guidance effective January 1, 2019 and is currently in the process of evaluating the impact on its Financial Statements and disclosures included within Notes to Financial Statements.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	September 30,	December 31
	2018	2017

Cash and cash equivalents	$115	$172
Restricted cash and cash equivalents in other current assets	68	110
Total cash and cash equivalents and restricted cash and cash equivalents	$183	$282

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2018	2017
Utility plant in service, net:
Generation	20-70 years	$12,500	$12,107
Transmission	52-75 years	1,870	1,838
Electric distribution	20-75 years	3,519	3,380
Natural gas distribution	29-75 years	1,694	1,640
Utility plant in service		19,583	18,965
Accumulated depreciation and amortization		(5,850)	(5,561)
Utility plant in service, net		13,733	13,404
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		13,739	13,410
Construction work-in-progress		1,494	797
Property, plant and equipment, net		$15,233	$14,207

(5)	Recent Financing Transactions

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MidAmerican Energy has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Energy has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Energy believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting will be completed by December 2018.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, MidAmerican Energy reduced net deferred income tax liabilities $54 million and decreased deferred income tax benefit by $2 million. As it is probable the change in deferred taxes for MidAmerican Energy will be passed back to customers through regulatory mechanisms, MidAmerican Energy increased net regulatory liabilities by $56 million.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Income tax credits	(95)	(74)	(97)	(74)
State income tax, net of federal income tax benefit	(10)	(10)	(9)	(7)
Effects of ratemaking	(4)	(2)	(7)	(4)
Other, net	—	(1)	(1)	—
Effective income tax rate	(88)%	(52)%	(93)%	(50)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $232 million and $381 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

(7)	Employee Benefit Plans

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. MidAmerican Energy adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Statements of Operations, applying the practical expedient to use the amounts previously disclosed in the Notes to Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, for the three- and nine-month periods ended September 30, 2017, amounts other than the service cost for pension and other postretirement benefit plans totaling $4 million and $15 million have been reclassified to other, net in the Statements of Operations of the participating subsidiaries, of which $4 million and $14 million, respectively, relates to MidAmerican Energy.

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

Net periodic benefit (credit) cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Pension:
Service cost	$2	$2	$6	$7
Interest cost	7	8	21	23
Expected return on plan assets	(11)	(11)	(33)	(33)
Net amortization	1	—	2	1
Net periodic benefit credit	$(1)	$(1)	$(4)	$(2)

Other postretirement:
Service cost	$1	$2	$4	$4
Interest cost	2	3	6	7
Expected return on plan assets	(3)	(3)	(10)	(10)
Net amortization	(1)	(1)	(3)	(3)
Net periodic benefit credit	$(1)	$1	$(3)	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $8 million and $1 million, respectively, during 2018. As of September 30, 2018, $5 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)    Asset Retirement Obligations

In January 2018, MidAmerican Energy completed groundwater testing at its coal combustion residuals ("CCR") surface impoundments. Based on this information, MidAmerican Energy discontinued sending CCR to surface impoundments effective April 2018 and will remove all CCR material located below the water table in such facilities, the latter of which is a more extensive closure activity than previously assumed. The incremental cost and timing of such actions is not currently reasonably determinable, but an evaluation of such estimates is expected to be completed in the first quarter of 2019, with any necessary adjustments to the related asset retirement obligations recognized at that time.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2018:
Assets:
Commodity derivatives	$—	$4	$1	$(2)	$3
Money market mutual funds(2)	88	—	—	—	88
Debt securities:
United States government obligations	183	—	—	—	183
International government obligations	—	4	—	—	4
Corporate obligations	—	47	—	—	47
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	300	—	—	—	300
International companies	6	—	—	—	6
Investment funds	21	—	—	—	21
	$598	$57	$1	$(2)	$654

Liabilities - commodity derivatives	$—	$(7)	$(2)	$3	$(6)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2017:
Assets:
Commodity derivatives	$—	$3	$4	$(2)	$5
Money market mutual funds(2)	133	—	—	—	133
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$619	$46	$4	$(2)	$667

Liabilities - commodity derivatives	$—	$(9)	$(1)	$2	$(8)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $- million as of September 30, 2018 and December 31, 2017, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Beginning balance	$(1)	$(1)	$3	$(2)
Changes in fair value recognized in net regulatory assets	(1)	(2)	(4)	(2)
Settlements	1	1	—	2
Ending balance	$(1)	$(2)	$(1)	$(2)

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

	As of September 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,380	$5,612	$5,042	$5,686

(10)	Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2018, MidAmerican Energy entered into firm commitments totaling $563 million for the remainder of 2018 through 2020 related to the construction of wind-powered generating facilities.

Easements

During the nine-month period ended September 30, 2018, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $422 million through 2058 for land in Iowa on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the nine-month period ended September 30, 2018, MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $226 million through 2028.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of September 30, 2018, has accrued a $10 million liability for refunds under the second complaint of amounts collected under the higher ROE from March 2015 through May 2016.

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

Adoption

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" ("ASC 606") and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue"). The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. MidAmerican Energy adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method, and the adoption did not have a cumulative effect impact at the date of initial adoption.

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

Substantially all of MidAmerican Energy's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory bodies. MidAmerican Energy's electric wholesale and transmission transactions, including the multi-value projects, are substantially with the Midcontinent Independent System Operator, Inc. under its tariffs approved by the Federal Energy Regulatory Commission. These tariff-based revenues have performance obligations to deliver energy products and services to customers, which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 815, "Derivatives and Hedging."

Revenue recognized is equal to what MidAmerican Energy has the right to invoice as it corresponds directly with the value to the customer of MidAmerican Energy's performance to date and includes billed and unbilled amounts. As of September 30, 2018 and December 31, 2017, receivables, net on the Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $98 million and $89 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes MidAmerican Energy's revenue by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12, (in millions):

	For the Three-Month Period Ended September 30, 2018
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$233	$54	$—	$287
Commercial	100	17	—	117
Industrial	268	3	—	271
Natural gas transportation services	—	8	—	8
Other retail	46	1	—	47
Total retail	647	83	—	730
Wholesale	62	20	—	82
Multi-value transmission projects	14	—	—	14
Other Customer Revenue	—	—	2	2
Total Customer Revenue	723	103	2	828
Other revenue	4	—	—	4
Total operating revenue	$727	$103	$2	$832

	For the Nine-Month Period Ended September 30, 2018
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$567	$287	$—	$854
Commercial	251	100	—	351
Industrial	608	13	—	621
Natural gas transportation services	—	27	—	27
Other retail	113	1	—	114
Total retail	1,539	428	—	1,967
Wholesale	187	75	—	262
Multi-value transmission projects	43	—	—	43
Other Customer Revenue	—	—	5	5
Total Customer Revenue	1,769	503	5	2,277
Other revenue	16	2	—	18
Total operating revenue	$1,785	$505	$5	$2,295

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, MidAmerican Energy would recognize a contract asset or contract liability depending on the relationship between MidAmerican Energy's performance and the customer's payment. As of September 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Balance Sheets.

(12)	Segment Information

MidAmerican Energy has identified two reportable segments: regulated electric and regulated natural gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting natural gas owned by others through its distribution system. Pricing for regulated electric and regulated natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$727	$707	$1,785	$1,677
Regulated natural gas	103	103	505	485
Other	2	3	5	4
Total operating revenue	$832	$813	$2,295	$2,166

Operating income:
Regulated electric	$278	$287	$392	$475
Regulated natural gas	1	(3)	52	41
Other	(1)	—	—	—
Total operating income	278	284	444	516
Interest expense	(56)	(54)	(170)	(160)
Allowance for borrowed funds	6	4	14	9
Allowance for equity funds	16	11	39	25
Other, net	13	9	34	27
Income before income tax benefit	$257	$254	$361	$417

	As of
	September 30, 2018	December 31, 2017
Assets:
Regulated electric	$16,066	$14,914
Regulated natural gas	1,322	1,403
Other	—	1
Total assets	$17,388	$16,318

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in member's equity and cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2018

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$115	$172
Accounts receivable, net	385	348
Income tax receivable	150	64
Inventories	205	245
Other current assets	104	134
Total current assets	959	963

Property, plant and equipment, net	15,246	14,221
Goodwill	1,270	1,270
Regulatory assets	230	204
Investments and restricted investments	758	730
Other assets	208	233

Total assets	$18,671	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2018	2017
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$348	$451
Accrued interest	57	53
Accrued property, income and other taxes	155	133
Note payable to affiliate	158	164
Current portion of long-term debt	500	350
Other current liabilities	153	128
Total current liabilities	1,371	1,279

Long-term debt	5,120	4,932
Regulatory liabilities	1,645	1,661
Deferred income taxes	2,319	2,235
Asset retirement obligations	546	528
Other long-term liabilities	325	326
Total liabilities	11,326	10,961

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	5,666	4,981
Total member's equity	7,345	6,660

Total liabilities and member's equity	$18,671	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$727	$707	$1,785	$1,677
Regulated natural gas and other	105	108	512	493
Total operating revenue	832	815	2,297	2,170

Operating expenses:
Cost of fuel and energy	140	130	366	342
Cost of natural gas purchased for resale and other	50	54	297	289
Operations and maintenance	201	206	599	563
Depreciation and amortization	133	111	499	369
Property and other taxes	30	30	92	90
Total operating expenses	554	531	1,853	1,653

Operating income	278	284	444	517

Other income (expense):
Interest expense	(61)	(59)	(185)	(177)
Allowance for borrowed funds	6	4	14	9
Allowance for equity funds	16	11	39	25
Other, net	12	10	35	28
Total other income (expense)	(27)	(34)	(97)	(115)

Income before income tax benefit	251	250	347	402
Income tax benefit	(228)	(133)	(338)	(214)

Net income	$479	$383	$685	$616

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2016	$1,679	$4,407	$6,086
Net income	—	616	616
Balance, September 30, 2017	$1,679	$5,023	$6,702

Balance, December 31, 2017	$1,679	$4,981	$6,660
Net income	—	685	685
Balance, September 30, 2018	$1,679	$5,666	$7,345

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$685	$616
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	499	369
Amortization of utility plant to other operating expenses	26	25
Allowance for equity funds	(39)	(25)
Deferred income taxes and amortization of investment tax credits	(35)	64
Other, net	17	4
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(42)	(32)
Inventories	40	29
Derivative collateral, net	—	3
Contributions to pension and other postretirement benefit plans, net	(10)	(8)
Accrued property, income and other taxes, net	(65)	96
Accounts payable and other liabilities	(41)	13
Net cash flows from operating activities	1,035	1,154

Cash flows from investing activities:
Capital expenditures	(1,466)	(1,162)
Purchases of marketable securities	(224)	(126)
Proceeds from sales of marketable securities	198	127
Other, net	29	(13)
Net cash flows from investing activities	(1,463)	(1,174)

Cash flows from financing activities:
Proceeds from long-term debt	687	842
Repayments of long-term debt	(350)	(255)
Net change in note payable to affiliate	(6)	21
Net repayments of short-term debt	—	(99)
Other, net	(2)	—
Net cash flows from financing activities	329	509

Net change in cash and cash equivalents and restricted cash and cash equivalents	(99)	489
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	282	27
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$183	$516

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a holding company based in Des Moines, Iowa and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations. Direct, wholly owned nonregulated subsidiaries of MHC are Midwest Capital Group, Inc. and MEC Construction Services Co.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2018, and for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three- and nine-month periods ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2017, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2018.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30	December 31
	2018	2017

Cash and cash equivalents	$115	$172
Restricted cash and cash equivalents in other current assets	68	110
Total cash and cash equivalents and restricted cash and cash equivalents	$183	$282

(4)	Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of September 30, 2018 and December 31, 2017, nonregulated property gross of $24 million and related accumulated depreciation and amortization of $11 million and $10 million, respectively, which consisted primarily of a corporate aircraft owned by MHC.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. MidAmerican Funding has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Funding has determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Funding believes its interpretations for bonus depreciation to be reasonable; however, as the guidance is clarified estimates may change. The accounting will be completed by December 2018.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, MidAmerican Funding reduced net deferred income tax liabilities $54 million and decreased deferred income tax benefit by $2 million. As it is probable the change in deferred taxes for MidAmerican Energy will be passed back to customers through regulatory mechanisms, MidAmerican Funding increased net regulatory liabilities by $56 million.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Income tax credits	(97)	(76)	(101)	(76)
State income tax, net of federal income tax benefit	(10)	(10)	(10)	(8)
Effects of ratemaking	(5)	(2)	(7)	(4)
Effective income tax rate	(91)%	(53)%	(97)%	(53)%

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

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $248 million and $386 million for the nine-month periods ended September 30, 2018 and 2017, respectively.

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

	As of September 30, 2018		As of December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,620	$5,908	$5,282	$6,006

(10)	Commitments and Contingencies

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

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had $- million and $2 million of other Accounting Standards Codification Topic 606 revenue for the three-month and nine-month periods ended September 30, 2018, respectively.

(12)	Segment Information

MidAmerican Funding has identified two reportable segments: regulated electric and regulated natural gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting natural gas owned by others through its distribution system. Pricing for regulated electric and regulated natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the financial results and assets of nonregulated operations, MHC and MidAmerican Funding.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$727	$707	$1,785	$1,677
Regulated natural gas	103	103	505	485
Other	2	5	7	8
Total operating revenue	$832	$815	$2,297	$2,170

Operating income:
Regulated electric	$278	$287	$392	$475
Regulated natural gas	1	(3)	52	41
Other	(1)	—	—	1
Total operating income	278	284	444	517
Interest expense	(61)	(59)	(185)	(177)
Allowance for borrowed funds	6	4	14	9
Allowance for equity funds	16	11	39	25
Other, net	12	10	35	28
Income before income tax benefit	$251	$250	$347	$402

	As of
	September 30, 2018	December 31, 2017
Assets(1):
Regulated electric	$17,257	$16,105
Regulated natural gas	1,401	1,482
Other	13	34
Total assets	$18,671	$17,621

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Third Quarter and First Nine Months of 2018 and 2017

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2018 was $483 million, an increase of $98 million, or 25%, compared to 2017 primarily due to a higher income tax benefit of $95 million from a $53 million increase in recognized production tax credits and a lower federal tax rate due to the impact of 2017 Tax Reform, higher electric utility margin of $10 million, higher allowances for borrowed and equity funds of $7 million due to higher construction balances for wind-powered generation, and higher natural gas utility margin of $4 million, partially offset by higher depreciation and amortization of $22 million from additional plant in-service and Iowa revenue sharing. Electric utility margin increased due to higher retail customer volumes of 6% primarily from industrial growth and the favorable impact of weather, higher wholesale volumes of 37% and higher recoveries through bill riders, partially offset by lower average retail rates of $33 million predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform and higher generation and purchased power costs.

MidAmerican Energy's net income for the first nine months of 2018 was $695 million, an increase of $71 million, or 11%, compared to 2017 primarily due to a higher income tax benefit of $127 million from a lower federal tax rate due to the impact of 2017 Tax Reform and a $44 million increase in recognized production tax credits, higher electric utility margin of $84 million, higher allowances for borrowed and equity funds of $19 million due to higher construction balances for wind-powered generation and higher natural gas utility margin of $12 million, partially offset by higher depreciation and amortization of $130 million from Iowa revenue sharing and additional plant in-service, higher wind-powered generation maintenance of $17 million, higher fossil-fueled generation maintenance of $12 million and increases in other operating expenses. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes of 7% from industrial growth and the favorable impact of weather and higher electric wholesale revenues from higher average prices, partially offset by lower average retail rates of $86 million predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform and higher generation and purchased power costs.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2018 was $479 million, an increase of $96 million, or 25%, compared to 2017. MidAmerican Funding's net income for the first nine months of 2018 was $685 million, an increase of $69 million, or 11%, compared to 2017. The increases were primarily due to the changes in MidAmerican Energy's earnings discussed above.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, Electric Utility Margin and Natural Gas Utility Margin, to help evaluate results of operations. Electric Utility Margin is calculated as regulated electric operating revenue less cost of fuel and energy, which are captions presented on the Statements of Operations. Natural Gas Utility Margin is calculated as regulated natural gas operating revenue less regulated cost of natural gas purchased for resale, which are included in regulated natural gas and other and cost of natural gas purchased for resale and other, respectively, on the Statements of Operations.

MidAmerican Energy's cost of fuel and energy and regulated cost of natural gas purchased for resale are directly recovered from its retail customers through regulatory recovery mechanisms, and as a result, changes in MidAmerican Energy's revenue from the related recovery mechanisms are comparable to changes in such expenses. As such, management believes Electric Utility Margin and Natural Gas Utility Margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of Electric Utility Margin and Natural Gas Utility Margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Electric Utility Margin and Natural Gas Utility Margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Electric utility margin:
Regulated electric operating revenue	$727	$707	$20	3%	$1,785	$1,677	$108	6%
Cost of fuel and energy	140	130	10	8	366	342	24	7
Electric utility margin	587	577	10	2	1,419	1,335	84	6

Natural gas utility margin:
Regulated natural gas operating revenue	103	103	—	—%	505	485	20	4
Cost of natural gas purchased for resale	50	54	(4)	(7)	296	288	8	3
Natural gas utility margin	53	49	4	8	209	197	12	6

Utility margin	640	626	14	2%	1,628	1,532	96	6

Other operating revenue	2	3	(1)	(33)	5	4	1	25
Operations and maintenance	201	204	(3)	(1)%	598	561	37	7
Depreciation and amortization	133	111	22	20	499	369	130	35
Property and other taxes	30	30	—	—	92	90	2	2

Operating income	$278	$284	$(6)	(2)%	$444	$516	$(72)	(14)

Regulated Electric Utility Margin

A comparison of key operating results related to regulated electric utility margin is as follows:

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Electric utility margin (in millions):
Operating revenue	$727	$707	$20	3%	$1,785	$1,677	$108	6%
Cost of fuel and energy	140	130	10	8	366	342	24	7
Electric utility margin	$587	$577	$10	2	$1,419	$1,335	$84	6

Electricity Sales (GWh):
Residential	1,952	1,790	162	9%	5,307	4,753	554	12%
Commercial	1,025	987	38	4	2,944	2,796	148	5
Industrial	3,550	3,366	184	5	10,158	9,621	537	6
Other	415	411	4	1	1,218	1,185	33	3
Total retail	6,942	6,554	388	6	19,627	18,355	1,272	7
Wholesale	2,160	1,571	589	37	7,179	7,162	17	—
Total sales	9,102	8,125	977	12	26,806	25,517	1,289	5

Average number of retail customers (in thousands)	780	771	9	1%	778	769	9	1%

Average revenue per MWh:
Retail	$93.39	$98.15	$(4.76)	(5)%	$78.63	$78.62	$0.01	—%
Wholesale	$27.19	$25.57	$1.62	6%	$25.09	$23.90	$1.19	5%

Heating degree days	91	44	47	*	4,126	3,203	923	29%
Cooling degree days	784	752	32	4%	1,295	1,098	197	18%

Sources of energy (GWh)(1):
Coal	4,559	4,354	205	5%	11,293	11,019	274	2%
Nuclear	990	961	29	3	2,838	2,820	18	1
Natural gas	275	257	18	7	549	274	275	100
Wind and other(2)	2,428	1,929	499	26	9,693	9,129	564	6
Total energy generated	8,252	7,501	751	10	24,373	23,242	1,131	5
Energy purchased	1,054	812	242	30	3,010	2,756	254	9
Total	9,306	8,313	993	12	27,383	25,998	1,385	5

*	Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric utility margin increased $10 million for the third quarter of 2018 compared to 2017 primarily due to:

(1)	Higher wholesale utility margin of $14 million due to higher margins per unit, reflecting higher market prices and lower costs, and higher sales volumes;

(2)	Higher retail utility margin of $1 million due to -

•	an increase of $25 million from non-weather-related usage factors, including higher industrial sales volumes;

•
an increase of $4 million from higher recoveries through bill riders, including lower electric demand-side management ("DSM") program revenue of $2 million (offset in operations and maintenance expense);

•	an increase of $4 million from various other revenue;

•	an increase of $2 million from the impact of weather; partially offset by

•	a decrease of $33 million in average rates predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform; and

•	a decrease of $1 million from higher retail energy costs; partially offset by

(3)	Lower Multi-Value Projects ("MVP") transmission revenue of $5 million due to refund accruals.
Regulated electric utility margin increased $84 million for the first nine months of 2018 compared to 2017 primarily due to:

(1)	Higher retail utility margin of $69 million due to -

•	an increase of $91 million from higher recoveries through bill riders, including $10 million of electric DSM program revenue (offset in operations and maintenance expense);

•	an increase of $52 million from non-weather-related usage factors, including higher industrial sales volumes;

•	an increase of $30 million from the impact of weather;

•	an increase of $4 million from various other revenue; partially offset by

•	a decrease of $86 million in averages rates, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform; and

•	a decrease of $22 million from higher retail energy costs due to higher generation and purchased power costs;

(2)	Higher wholesale gross margin of $16 million due to higher margins per unit from higher market prices and lower fuel costs; partially offset by

(3)	Lower MVP transmission revenue of $1 million due to refund accruals.

Regulated Natural Gas Utility Margin

A comparison of key operating results related to regulated natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Natural gas utility margin (in millions):
Operating revenue	$103	$103	$—	—%	$505	$485	$20	4%
Cost of natural gas purchased for resale	50	54	(4)	(7)	296	288	8	3
Natural gas utility margin	$53	$49	$4	8	$209	$197	$12	6

Natural gas throughput (000's Dth):
Residential	2,773	2,773	—	—%	36,493	29,442	7,051	24%
Commercial	1,651	1,788	(137)	(8)	17,661	14,797	2,864	19
Industrial	985	717	268	37	3,690	3,070	620	20
Other	3	2	1	50	33	29	4	14
Total retail sales	5,412	5,280	132	3	57,877	47,338	10,539	22
Wholesale sales	7,569	8,815	(1,246)	(14)	27,940	29,111	(1,171)	(4)
Total sales	12,981	14,095	(1,114)	(8)	85,817	76,449	9,368	12
Natural gas transportation service	21,876	19,784	2,092	11	73,968	65,431	8,537	13
Total natural gas throughput	34,857	33,879	978	3	159,785	141,880	17,905	13

Average number of retail customers (in thousands)	754	746	8	1%	755	747	8	1%
Average revenue per retail Dth sold	$13.90	$13.33	$0.57	4%	$6.95	$7.93	$(0.98)	(12)%
Average cost of natural gas per retail Dth sold	$5.48	$5.56	$(0.08)	(1)%	$3.81	$4.33	$(0.52)	(12)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.86	$3.82	$0.04	1%	$3.44	$3.76	$(0.32)	(9)%

Heating degree days	92	45	47	*	4,269	3,406	863	25%

*	Not meaningful.

Regulated natural gas utility margin increased $4 million for the third quarter of 2018 compared to 2017 due to:

(1)	An increase of $5 million from rate and non-weather-related usage factors, including the impact of a lower federal tax rate due to 2017 Tax Reform; partially offset by

(2)	A decrease of $1 million from lower natural gas DSM program revenue (offset in operations and maintenance expense).
Regulated natural gas utility margin increased $12 million for the first nine months of 2018 compared to 2017 due to:

(1)	An increase of $13 million from higher retail sales volumes due to the impact of colder temperatures;

(2)	An increase of $1 million from higher natural gas transportation services; partially offset by

(3)	A decrease of $2 million from rate and non-weather-related usage factors, including the impact of a lower federal tax rate due to 2017 Tax Reform.

Operating Expenses

MidAmerican Energy -

Operations and maintenance decreased $3 million for the third quarter of 2018 compared to 2017 primarily due to lower DSM program expense of $3 million, which is recoverable in bill riders and offset in operating revenue, lower fossil-fueled generation maintenance of $3 million due to the timing of planned outages, and lower administrative and other costs, partially offset by higher wind-powered generation maintenance from additional wind turbines of $5 million.

Operations and maintenance increased $37 million for the first nine months of 2018 compared to 2017 primarily due to higher wind-powered generation maintenance from additional wind turbines of $17 million, higher fossil-fueled generation maintenance of $12 million from planned outages, higher DSM program expense of $9 million and higher transmission operations costs from MISO of $3 million, both of which are recoverable in bill riders and offset in operating revenue, partially offset by lower nuclear operations and maintenance expense of $4 million.

Depreciation and amortization increased $22 million for the third quarter of 2018 compared to 2017 due to $18 million related to wind-powered generating facilities and other plant placed in-service and $4 million from higher accruals for Iowa revenue sharing.

Depreciation and amortization increased $130 million for the first nine months of 2018 compared to 2017 due to higher accruals for Iowa revenue sharing of $83 million and $47 million related to wind-powered generating facilities and other plant placed in-service.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $2 million and $10 million for the third quarter and first nine months of 2018, respectively, compared to 2017 primarily due to higher interest expense from the issuance of $700 million of first mortgage bonds in February 2018, partially offset by the redemption of $350 million of senior notes in March 2018, and additionally for the first nine months comparison, the issuance of $850 million of first mortgage bonds in February 2017.

Allowance for borrowed and equity funds increased $7 million and $19 million for the third quarter and first nine months of 2018, respectively, compared to 2017 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $4 million and $7 million for the third quarter and first nine months of 2018, respectively, compared to 2017 primarily due to higher returns on corporate-owned life insurance policies, higher income related to amounts other than the service cost for MidAmerican Energy's pension and other postretirement benefit plans and higher interest income from favorable cash positions.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $95 million for the third quarter of 2018 compared to 2017, and the effective tax rate was (88)% for 2018 and (52)% for 2017. For the first nine months of 2018 compared to 2017, MidAmerican Energy's income tax benefit increased $127 million in 2018 compared to 2017, and the effective tax rate was (93)% for 2018 and (50)% for 2017. The changes in the effective tax rates for 2018 compared to 2017 were substantially due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, the recognition of production tax credits and the effects of ratemaking.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in-service. Production tax credits recognized in the first nine months of 2018 were $349 million, or $43 million higher than the first nine months of 2017, while production tax credits earned in the first nine months of 2018 were $220 million, or $20 million higher than the first nine months of 2017 primarily due to wind-powered generation placed in-service in late 2017, partially offset by facilities no longer eligible to earn production tax credits. The difference between production tax credits recognized and earned of $129 million as of September 30, 2018, will be reflected in earnings over the remainder of 2018.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $95 million for the third quarter of 2018 compared to 2017, and the effective tax rate was (91)% for 2018 and (53)% for 2017. For the first nine months of 2018 compared to 2017, MidAmerican Funding's income tax benefit increased $124 million of 2018 compared to 2017, and the effective tax rate was (97)% for 2018 and (53)% for 2017. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2018, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$115

Credit facilities, maturing 2019 and 2021	905
Less:
Tax-exempt bond support	(370)
Net credit facilities	535

MidAmerican Energy total net liquidity	$650

MidAmerican Funding:
MidAmerican Energy total net liquidity	$650
MHC, Inc. credit facility, maturing 2019	4
MidAmerican Funding total net liquidity	$654

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017, were $1,028 million and $1,173 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017, were $1,035 million and $1,154 million, respectively. Cash flows from operating activities decreased primarily due to the timing of MidAmerican Energy's income tax cash flows with BHE and greater payments to vendors, partially offset by higher cash gross margin for MidAmerican Energy's regulated electric business. MidAmerican Energy's income tax cash flows with BHE totaled net cash receipts in 2018 and 2017 of $232 million and $381 million, respectively. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

In December 2017, 2017 Tax Reform was enacted which, among other items, reduced the federal corporate tax rate from 35% to 21% effective January 1, 2018 and eliminated bonus depreciation on qualifying regulated utility assets acquired after December 31, 2017, but did not impact production tax credits. MidAmerican Energy believes for qualifying assets acquired on or before December 31, bonus depreciation will be available for 2018 and 2019. MidAmerican Energy is required to pass the benefits of lower tax expense to customers in the form of either rate reductions or rate base reductions. MidAmerican Energy expects lower revenue and income tax as well as lower bonus depreciation benefits compared to 2017 as a result of 2017 Tax Reform and related regulatory treatment. MidAmerican Energy does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows. Refer to Regulatory Matters for further discussion of regulatory matters associated with 2017 Tax Reform.

Internal Revenue Service ("IRS") rules provide for re-establishment of the production tax credit for an existing wind-powered generating facility upon the replacement of a significant portion of its components. Such component replacement is commonly referred to as repowering. If the degree of component replacement in such projects meets IRS guidelines, production tax credits are re-established for ten years at rates that depend upon the date in which construction begins, as noted in the above paragraph. MidAmerican Energy's current repowering projects are expected to earn production tax credits at 100% of the value of such credits.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2018 and 2017, were $(1,463) million and $(1,171) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2018 and 2017, were $(1,463) million and $(1,174) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which increased due to higher wind-powered generating facility construction expenditures. Purchases and proceeds related to marketable securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2018 and 2017 were $336 million and $488 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2018 and 2017, were $329 million and $509 million, respectively. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from February 2, 2017 to October 31, 2017, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds. In March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due 2027 and $475 million of its 3.95% First Mortgage Bonds due 2047. An amount equal to the net proceeds was used to finance capital expenditures disbursed during the period from February 2, 2016 to February 1, 2017, with respect to investments in MidAmerican Energy's 551-megawatt Wind X and 2,000-megawatt Wind XI projects, which were previously financed with MidAmerican Energy's general funds. In February 2017, MidAmerican Energy redeemed in full through optional redemption $250 million of its 5.95% Senior Notes due July 2017. Through its commercial paper program, MidAmerican Energy made payments totaling $99 million in 2017. MidAmerican Funding repaid $6 million and received $21 million in 2018 and 2017, respectively, through its note payable with BHE.

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

In conjunction with the March 1999 merger, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval of the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. If MidAmerican Energy's common equity level were to drop below the required thresholds, MidAmerican Energy's ability to issue debt could be restricted. As of September 30, 2018, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2017	2018	2018

Wind-powered generation	$455	$704	$1,254
Wind-powered generation repowering	272	233	284
Transmission Multi-Value Projects	18	33	52
Other	417	496	775
Total	$1,162	$1,466	$2,365

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

•
Transmission MVP investments. In 2012, MidAmerican Energy started the construction of four MVPs located in Iowa and Illinois that were approved by the Midcontinent Independent System Operator, Inc. When complete, the four MVPs will have added approximately 250 miles of 345 kV transmission line to MidAmerican Energy's transmission system and will be owned and operated by MidAmerican Energy. As of September 30, 2018, 224 miles of these MVP transmission lines have been placed in-service.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

In May 2018, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 591 MW (nominal ratings) of additional wind-powered generating facilities ("Wind XII") expected to be placed in-service by the end of 2020. The filing, which is subject to IUB approval, establishes a cost cap of $922 million, including AFUDC, a fixed rate of return on equity of 11.25% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding, and maintains the revenue sharing mechanism currently in effect. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. In September 2018, MidAmerican Energy filed with the IUB a settlement agreement signed by a majority of the parties to the ratemaking principles proceeding for Wind XII. The settlement agreement, which is subject to IUB approval, establishes a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and provides that all Iowa retail energy benefits from Wind XII will be excluded from the Iowa energy adjustment clause and, instead, will reduce rate base. Additionally, the settlement agreement modifies the current revenue sharing mechanism, effective January 1, 2019, such that revenue sharing will be triggered each year by actual equity returns above a threshold calculated annually or 11%, whichever is less, and MidAmerican Energy will share with customers 90% of the revenue in excess of the trigger, instead of the current 100% sharing. The calculated threshold will be the year-end weighted average of equity returns for rate base as authorized via ratemaking principles proceedings and, for remaining rate base, interest rates on 30-year single A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

Contractual Obligations

As of September 30, 2018, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2017.

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

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the U.S. Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both matters. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit ("Seventh Circuit"). On May 29, 2018, the U.S. Department of Justice and the FERC filed an amicus brief concluding federal rules do not preempt Illinois' ZEC program. On September 13, 2018, the Seventh Circuit upheld the Northern District of Illinois' ruling concluding that Illinois' ZEC program does not violate the Federal Power Act and is thus constitutional.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2018 and 2017 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 2, 2018

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$80	$57
Accounts receivable, net	368	238
Inventories	58	59
Regulatory assets	16	28
Other current assets	79	44
Total current assets	601	426

Property, plant and equipment, net	6,830	6,877
Regulatory assets	880	941
Other assets	41	35

Total assets	$8,352	$8,279

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$168	$156
Accrued interest	33	50
Accrued property, income and other taxes	128	63
Regulatory liabilities	51	91
Current portion of long-term debt and financial and capital lease obligations	519	842
Customer deposits	64	73
Other current liabilities	43	16
Total current liabilities	1,006	1,291

Long-term debt and financial and capital lease obligations	2,297	2,233
Regulatory liabilities	1,123	1,030
Deferred income taxes	757	767
Other long-term liabilities	264	280
Total liabilities	5,447	5,601

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	601	374
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	2,905	2,678

Total liabilities and shareholder's equity	$8,352	$8,279

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Operating revenue	$820	$819	$1,777	$1,785

Operating expenses:
Cost of fuel and energy	331	318	740	721
Operations and maintenance	146	96	344	276
Depreciation and amortization	85	77	253	231
Property and other taxes	11	10	31	29
Total operating expenses	573	501	1,368	1,257

Operating income	247	318	409	528

Other income (expense):
Interest expense	(38)	(44)	(128)	(132)
Allowance for borrowed funds	—	1	1	1
Allowance for equity funds	1	—	2	1
Other, net	7	4	16	16
Total other income (expense)	(30)	(39)	(109)	(114)

Income before income tax expense	217	279	300	414
Income tax expense	53	103	72	151
Net income	$164	$176	$228	$263

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2016	1,000	$—	$2,308	$667	$(3)	$2,972
Net income	—	—	—	263	—	263
Dividends declared	—	—	—	(412)	—	(412)
Balance, September 30, 2017	1,000	$—	$2,308	$518	$(3)	$2,823

Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	228	—	228
Other equity transactions	—	—	—	(1)	—	(1)
Balance, September 30, 2018	1,000	$—	$2,308	$601	$(4)	$2,905

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$228	$263
Adjustments to reconcile net income to net cash flows from operating activities:
Gain on marketable securities	(1)	—
Gain on nonrecurring items	—	(1)
Depreciation and amortization	253	231
Allowance for equity funds	(2)	(1)
Changes in regulatory assets and liabilities	75	25
Deferred income taxes and amortization of investment tax credits	(7)	61
Deferred energy	12	(22)
Amortization of deferred energy	13	13
Other, net	9	(1)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(138)	(125)
Inventories	1	6
Accrued property, income and other taxes, net	54	11
Accounts payable and other liabilities	(11)	9
Net cash flows from operating activities	486	469

Cash flows from investing activities:
Capital expenditures	(203)	(202)
Acquisitions	—	(77)
Other, net	1	4
Net cash flows from investing activities	(202)	(275)

Cash flows from financing activities:
Proceeds from long-term debt	573	91
Repayments of long-term debt and financial and capital lease obligations	(836)	(86)
Dividends paid	—	(412)
Net cash flows from financing activities	(263)	(407)

Net change in cash and cash equivalents and restricted cash and cash equivalents	21	(213)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	66	290
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$87	$77

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Nevada Power Company, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2018 and for the three- and nine-month periods ended September 30, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2018.

(2)	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases" and ASU No. 2018-11 allowing companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Nevada Power plans to adopt this guidance effective January 1, 2019 and is currently in the process of evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$80	$57
Restricted cash and cash equivalents included in other current assets	7	9
Total cash and cash equivalents and restricted cash and cash equivalents	$87	$66

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2018	2017
Utility plant:
Generation	30 - 55 years	$3,702	$3,707
Distribution	20 - 65 years	3,373	3,314
Transmission	45 - 70 years	1,864	1,860
General and intangible plant	5 - 65 years	820	793
Utility plant		9,759	9,674
Accumulated depreciation and amortization		(3,026)	(2,871)
Utility plant, net		6,733	6,803
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,734	6,804
Construction work-in-progress		96	73
Property, plant and equipment, net		$6,830	$6,877

During 2017, Nevada Power revised its electric depreciations rates effective January 2018 based on the results of a new depreciation study, the most significant impact of which was shorter estimated useful lives at the Navajo Generating Station and longer average service lives for various other utility plant groups. The net effect of these changes will increase depreciation and amortization expense by $7 million annually, or $5 million for the nine-month period ended September 30, 2018, based on depreciable plant balances at the time of the change.

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

The Tax Cuts and Jobs Act ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Nevada Power to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018.

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

In October 2016, Wynn Las Vegas, LLC ("Wynn"), became a distribution only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order that established the impact fee that was paid in September 2016 and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. In September 2018, the PUCN granted relief requiring Nevada Power to credit $3 million as an offset against Wynn's remaining impact fee obligation. In October 2018, Wynn elected to pay the net present value lump sum of its Renewable Base Tariff Energy Rate obligation of $2 million, net of the credit of $3 million. The PUCN ordered Nevada Power to establish a regulatory liability and amortize the lump sum payment amount in equal monthly installments through December 2022.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Nevada Power. In February 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier. Following the PUCN's order from March 2017, Caesars' will pay an impact fee of $44 million in 72 equal monthly payments.

In June 2018, Station Casinos LLC ("Station"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Nevada Power. In October 2018, the PUCN approved a stipulation allowing Station to purchase energy from alternative providers subject to conditions, including paying an impact fee of $15 million.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Nevada Power has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. Nevada Power has determined the amounts recorded and the interpretations relating to this items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Nevada Power believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. Nevada Power recorded a current tax benefit and deferred tax expense of $12 million during the three-month period ended September 30, 2018 following clarified bonus depreciation guidance. As a result of 2017 Tax Reform and Nevada Power's regulatory nature, Nevada Power reduced the associated deferred income tax liabilities $5 million and increased regulatory liabilities by the same amount. The accounting will be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Nondeductible expenses	3	—	3	—
Effects of ratemaking	1	—	—	—
Other	(1)	2	—	1
Effective income tax rate	24%	37%	24%	36%

(8)    Employee Benefit Plans

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power contributed $19 million to the Qualified Pension Plan and $1 million to the Non-Qualified Pension Plans for the nine-month period ended September 30, 2018. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2018	2017
Qualified Pension Plan:
Other long-term liabilities	$(4)	$(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(10)	(10)

Other Postretirement Plans:
Other assets	1	—
Other long-term liabilities	—	1

(9)	Fair Value Measurements

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2018
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds(1)	67	—	—	67
Investment funds	2	—	—	2
	$69	$—	$1	$70

Liabilities - commodity derivatives	$—	$—	$(8)	$(8)

As of December 31, 2017
Assets - investment funds	$2	$—	$—	$2

Liabilities - commodity derivatives	$—	$—	$(3)	$(3)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2018 and December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

Nevada Power's investments in money market mutual funds and equity securities are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Beginning balance	$(9)	$(4)	$(3)	$(14)
Changes in fair value recognized in regulatory assets	2	(1)	(6)	(3)
Settlements	—	1	2	13
Ending balance	$(7)	$(4)	$(7)	$(4)

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

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,351	$2,653	$2,600	$3,088

(10)	Commitments and Contingencies

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

Substantially all of Nevada Power's Customer Revenue is derived from tariff based sales arrangements approved by various regulatory bodies. These tariff based revenues are mainly comprised of energy, transmission and distribution and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of amounts not considered Customer Revenue within ASC 606 and revenue recognized in accordance with ASC 840, "Leases".

Revenue recognized is equal to what Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power's performance to date and includes billed and unbilled amounts. As of September 30, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $178 million and $111 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes Nevada Power's revenue by customer class for the three- and nine-month periods ended September 30, 2018 (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2018	2018
Customer Revenue:
Retail:
Residential	$484	$989
Commercial	135	340
Industrial	164	351
Other	7	18
Total fully bundled	790	1,698
Distribution only service	9	24
Total retail	799	1,722
Wholesale, transmission and other	15	38
Total Customer Revenue	814	1,760
Other revenue	6	17
Total revenue	$820	$1,777

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Nevada Power would recognize a contract asset or contract liability depending on the relationship between Nevada Power's performance and the customer's payment. As of September 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

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

Results of Operations for the Third Quarter and First Nine Months of 2018 and 2017

Overview

Net income for the third quarter of 2018 was $164 million, a decrease of $12 million, or 7%, compared to 2017 primarily due to $50 million of higher operations and maintenance expense, mainly due to an accrual for earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review and increased political activity expenses, $12 million of lower utility margin, primarily due to lower average retail rates including rate impacts related to the tax rate reduction rider as a result of the Tax Cuts and Jobs Act ("2017 Tax Reform"), and $8 million in higher depreciation and amortization, primarily due to various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review, partially offset by a decrease in income tax expense of $50 million, primarily from a lower federal tax rate due to the impact of 2017 Tax Reform, and $6 million of lower interest expense on long-term debt.

Net income for the first nine months of 2018 was $228 million, a decrease of $35 million, or 13%, compared to 2017 primarily due to $68 million of higher operations and maintenance expense, mainly due to an accrual for earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review and increased political activity expenses, $27 million of lower utility margin, primarily due to lower average retail rates including rate impacts related to the tax rate reduction rider as a result of 2017 Tax Reform, and a $22 million increase in depreciation and amortization, primarily due to various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review, partially offset by a decrease in income tax expense of $79 million, primarily from a lower federal tax rate due to the impact of 2017 Tax Reform.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, utility margin, to help evaluate results of operations. Utility margin is calculated as electric operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.
Nevada Power's cost of fuel and energy are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in Nevada Power's revenue are comparable to changes in such expenses. As such, management believes utility margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Utility margin:
Operating revenue	$820	$819	$1	—%	$1,777	$1,785	$(8)	—%
Cost of fuel and energy	331	318	13	4	740	721	19	3
Utility margin	489	501	(12)	(2)	1,037	1,064	(27)	(3)
Operations and maintenance	146	96	50	52	344	276	68	25
Depreciation and amortization	85	77	8	10	253	231	22	10
Property and other taxes	11	10	1	10	31	29	2	7
Operating income	$247	$318	$(71)	(22)	$409	$528	$(119)	(23)

A comparison of Nevada Power's key operating results is as follows:

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Utility margin (in millions):
Operating revenue	$820	$819	$1	—%	$1,777	$1,785	$(8)	—%
Cost of fuel and energy	331	318	13	4	740	721	19	3
Utility margin	$489	$501	$(12)	(2)	$1,037	$1,064	$(27)	(3)

GWh sold:
Residential	4,213	3,899	314	8%	8,299	7,899	400	5%
Commercial	1,568	1,517	51	3	3,759	3,669	90	2
Industrial	1,631	1,783	(152)	(9)	4,281	4,870	(589)	(12)
Other	61	60	1	2	157	154	3	2
Total fully bundled(1)	7,473	7,259	214	3	16,496	16,592	(96)	(1)
Distribution only service	775	617	158	26	1,938	1,367	571	42
Total retail	8,248	7,876	372	5	18,434	17,959	475	3
Wholesale	53	59	(6)	(10)	181	214	(33)	(15)
Total GWh sold	8,301	7,935	366	5	18,615	18,173	442	2

Average number of retail customers (in thousands):
Residential	828	813	15	2%	823	809	14	2%
Commercial	108	106	2	2	107	106	1	1
Industrial	2	2	—	—	2	2	—	—
Total	938	921	17	2	932	917	15	2

Average per MWh:
Revenue - fully bundled(1)	$105.82	$109.85	$(4.03)	(4)%	$102.93	$104.06	$(1.13)	(1)%
Total cost of energy(2)	$41.93	$42.46	$(0.53)	(1)%	$44.14	$41.80	$2.34	6%

Heating degree days	—	—	—	—%	839	791	48	6%
Cooling degree days	2,580	2,319	261	11%	4,072	3,808	264	7%

Sources of energy (GWh)(3):
Natural gas	5,282	4,592	690	15%	11,295	10,338	957	9%
Coal	403	367	36	10	891	1,182	(291)	(25)
Renewables	20	19	1	5	56	57	(1)	(2)
Total energy generated	5,705	4,978	727	15	12,242	11,577	665	6
Energy purchased	2,214	2,500	(286)	(11)	5,209	5,665	(456)	(8)
Total	7,919	7,478	441	6	17,451	17,242	209	1

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes - and 39 GWh of coal and - and 481 GWh of gas generated energy that is purchased at cost by related parties for the third quarter of 2018 and 2017, respectively. The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 93 and 226 GWh of coal and 1,043 and 1,631 GWh of gas generated energy that is purchased at cost by related parties for the first nine months of 2018 and 2017, respectively.

(3)	GWh amounts are net of energy used by the related generating facilities.

Utility margin decreased $12 million, or 2%, for the third quarter of 2018 compared to 2017 primarily due to:

•	$23 million in lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform;

•	$15 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018 and

•	$3 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.
The decrease in utility margin was offset by:

•	$15 million in higher residential volumes primarily from the impacts of weather;

•	$4 million due to residential customer growth;

•	$3 million in higher other revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers;

•	$2 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense and

•	$2 million from higher transmission revenue.

Operations and maintenance increased $50 million, or 52%, for the third quarter of 2018 compared to 2017 primarily due to an accrual for earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review and higher political activity expenses.

Depreciation and amortization increased $8 million, or 10%, for the third quarter of 2018 compared to 2017 primarily due to various regulatory-directed amortizations and increased depreciation expense as a result of the Nevada Power 2017 regulatory rate review.

Other income (expense) is favorable $9 million, or 23%, for the third quarter of 2018 compared to 2017 primarily due to lower interest expense on long-term debt and higher interest income.

Income tax expense decreased $50 million, or 49%, for the third quarter of 2018 compared to 2017. The effective tax rate was 24% in 2018 and 37% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, partially offset by an increase in nondeductible expenses.

Utility margin decreased $27 million, or 3%, for the first nine months of 2018 compared to 2017 primarily due to:

•	$39 million in lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform;

•	$23 million in lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018 and

•	$8 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution only service customers.
The decrease in utility margin was offset by:

•	$17 million in higher residential volumes primarily from the impacts of weather;

•	$8 million due to residential customer growth;

•	$7 million in higher other revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers and

•	$3 million in higher energy efficiency program rate revenue, which is offset in operating and maintenance expense.

Operations and maintenance increased $68 million, or 25%, for the first nine months of 2018 compared to 2017 primarily due to an accrual for earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review and higher political activity expenses.

Depreciation and amortization increased $22 million, or 10%, for the first nine months of 2018 compared to 2017 primarily due to various regulatory-directed amortizations and increased depreciation expense as a result of the Nevada Power 2017 regulatory rate review.

Other income (expense) is favorable $5 million, or 4%, for the first nine months of 2018 compared to 2017 primarily due to lower interest expense on long-term debt.

Income tax expense decreased $79 million, or 52%, for the first nine months of 2018 compared to 2017. The effective tax rate was 24% in 2018 and 36% in 2017.The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, partially offset by an increase in nondeductible expenses.

Liquidity and Capital Resources

As of September 30, 2018, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$80
Credit facility	400
Total net liquidity	$480
Credit facility:
Maturity date	2021

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017 were $486 million and $469 million, respectively. Increases were due to lower federal tax payments and increased collections from customers due to higher deferred energy rates, partially offset by impact fees received in 2017, higher payments for operating costs and higher contributions to the pension plan.

Nevada Power's income tax cash flows benefited in 2017 and 2016 from 50% bonus depreciation on qualifying assets placed in service and from investment tax credits earned on qualifying solar projects. In December 2017, 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminated bonus depreciation on qualifying regulated utility assets acquired after December 31 and eliminated the deduction for production activities, but did not impact investment tax credits. Nevada Power believes for qualifying assets acquired on or before December 31, bonus depreciation will remain available for 2018 and 2019. In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. Nevada Power expects lower revenue collections and income tax payments as well as lower bonus depreciation benefits compared to 2017 as a result of 2017 Tax Reform and related regulatory treatment. Nevada Power does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2018 and 2017 were $(202) million and $(275) million, respectively. The change was primarily due to the acquisition of the remaining 25% in the Silverhawk generating station in 2017.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2018 and 2017 were $(263) million and $(407) million, respectively. The change was due to greater proceeds from issuance of long-term debt in 2018 and dividends paid to NV Energy, Inc. of $412 million in 2017 compared to no dividends paid in 2018, partially offset by higher repayments of long-term debt in 2018.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. Following the April 2018 issuance of $575 million of general and refunding mortgage securities, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue new long-term debt securities of up to $1.3 billion; (2) refinance up to $656 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of September 30, 2018.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2017	2018	2018

Distribution	41	93	155
Transmission system investment	6	6	19
Other	155	104	157
Total	$202	$203	$331

Nevada Power's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of September 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of September 30, 2018, the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2018 and 2017, and of changes in shareholder's equity and cash flows for the nine-month periods ended September 30, 2018 and 2017 and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 2, 2018

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$71	$4
Accounts receivable, net	106	112
Inventories	53	49
Regulatory assets	8	32
Other current assets	32	17
Total current assets	270	214

Property, plant and equipment, net	2,938	2,892
Regulatory assets	293	300
Other assets	15	7

Total assets	$3,516	$3,413

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$84	$92
Accrued interest	11	14
Accrued property, income and other taxes	13	10
Regulatory liabilities	32	19
Current portion of long-term debt and financial and capital lease obligations	2	2
Customer deposits	19	15
Other current liabilities	25	12
Total current liabilities	186	164

Long-term debt and financial and capital lease obligations	1,153	1,152
Regulatory liabilities	489	481
Deferred income taxes	333	330
Other long-term liabilities	107	114
Total liabilities	2,268	2,241

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	138	62
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,248	1,172

Total liabilities and shareholder's equity	$3,516	$3,413

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$225	$215	$575	$534
Regulated natural gas	14	15	74	66
Total operating revenue	239	230	649	600

Operating expenses:
Cost of fuel and energy	90	76	245	193
Cost of natural gas purchased for resale	4	4	35	26
Operations and maintenance	53	41	140	122
Depreciation and amortization	30	29	89	85
Property and other taxes	6	6	18	18
Total operating expenses	183	156	527	444

Operating income	56	74	122	156

Other income (expense):
Interest expense	(12)	(11)	(33)	(33)
Allowance for borrowed funds	—	1	1	1
Allowance for equity funds	1	1	3	2
Other, net	3	3	8	5
Total other income (expense)	(8)	(6)	(21)	(25)

Income before income tax expense	48	68	101	131
Income tax expense	13	24	25	46
Net income	$35	$44	$76	$85

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional	Retained	Other	Total
	Common Stock		Paid-in	Earnings	Comprehensive	Shareholder's
	Shares	Amount	Capital	(Deficit)	Loss, Net	Equity

Balance, December 31, 2016	1,000	$—	$1,111	$(2)	$(1)	$1,108
Net income	—	—	—	85	—	85
Dividends declared	—	—	—	(5)	—	(5)
Balance, September 30, 2017	1,000	$—	$1,111	$78	$(1)	$1,188

Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172
Net income	—	—	—	76	—	76
Balance, September 30, 2018	1,000	$—	$1,111	$138	$(1)	$1,248

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$76	$85
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	89	85
Allowance for equity funds	(3)	(2)
Changes in regulatory assets and liabilities	32	9
Deferred income taxes and amortization of investment tax credits	9	46
Deferred energy	26	(23)
Amortization of deferred energy	(6)	(43)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(3)	11
Inventories	(5)	(2)
Accrued property, income and other taxes, net	(2)	(2)
Accounts payable and other liabilities	(5)	(54)
Net cash flows from operating activities	208	110

Cash flows from investing activities:
Capital expenditures	(139)	(131)
Net cash flows from investing activities	(139)	(131)

Cash flows from financing activities:
Repayments of long-term debt and financial and capital lease obligations	(2)	(1)
Dividends paid	—	(5)
Net cash flows from financing activities	(2)	(6)

Net change in cash and cash equivalents and restricted cash and cash equivalents	67	(27)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	8	60
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$75	$33

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

Sierra Pacific Power Company, together with its subsidiaries ("Sierra Pacific"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company ("Nevada Power") and certain other subsidiaries. Sierra Pacific is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers and regulated retail natural gas customers primarily in northern Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2018 and for the three- and nine-month periods ended September 30, 2018 and 2017. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2018 and 2017. The results of operations for the three- and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2017 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2018.

(2)	New Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases" and ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Sierra Pacific plans to adopt this guidance effective January 1, 2019 and is currently in the process of evaluating the impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$71	$4
Restricted cash and cash equivalents included in other current assets	4	4
Total cash and cash equivalents and restricted cash and cash equivalents	$75	$8

(4)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2018	2017
Utility plant:
Electric generation	25 - 60 years	$1,144	$1,144
Electric distribution	20 - 100 years	1,518	1,459
Electric transmission	50 - 100 years	817	786
Electric general and intangible plant	5 - 70 years	191	181
Natural gas distribution	35 - 70 years	398	390
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	305	294
Utility plant		4,387	4,268
Accumulated depreciation and amortization		(1,573)	(1,513)
Utility plant, net		2,814	2,755
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,819	2,760
Construction work-in-progress		119	132
Property, plant and equipment, net		$2,938	$2,892

(5)	Regulatory Matters

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

Regulatory Rate Review

The Tax Cuts and Jobs Act ("2017 Tax Reform") enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the U.S. federal corporate income tax rate from 35% to 21%. In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supports an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific, The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Sierra Pacific to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018.

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

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution only service customer of Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution only service customer of Sierra Pacific. In January 2018, Caesars became a distribution only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory. Following the PUCN's order from March 2017, Caesars' will pay an impact fee of $4 million in 36 monthly payments.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 to assist in the implementation process of 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Sierra Pacific has recorded the impacts of 2017 Tax Reform and believes all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. Sierra Pacific has determined the amounts recorded and the interpretations relating to this items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Sierra Pacific believes its interpretations for bonus depreciation to be reasonable, however, as the guidance is clarified estimates may change. Sierra Pacific recorded a current tax benefit and deferred tax expense of $4 million during the three-month period ended September 30, 2018 following clarified bonus depreciation guidance. As a result of 2017 Tax Reform and Sierra Pacific's regulatory nature, Sierra Pacific reduced the associated deferred income tax liabilities $2 million and increased regulatory liabilities by the same amount. The accounting will be completed by December 2018.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Federal statutory income tax rate	21%	35%	21%	35%
Nondeductible expenses	5	—	4	—
Effects of ratemaking	1	—	—	—
Effective income tax rate	27%	35%	25%	35%

(8)	Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $6 million to the Qualified Pension Plan and $6 million to the Other Postretirement Plan for the nine-month period ended September 30, 2018. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2018	2017
Qualified Pension Plan:
Other assets	$6	$—
Other long-term liabilities	—	(2)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans:
Other long-term liabilities	(13)	(20)

(9)	Fair Value Measurements

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2018
Assets - money market mutual funds(1)	$18	$—	$—	$18

Liabilities - commodity derivatives	$—	$—	$(1)	$(1)

As of December 31, 2017
Assets - investment funds	$—	$—	$—	$—

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of September 30, 2018 and December 31, 2017, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017

Beginning balance	$(2)	$—	$—	$—
Changes in fair value recognized in regulatory assets	2	—	(1)	—
Settlements	(1)	—	—	—
Ending balance	$(1)	$—	$(1)	$—

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

	As of September 30, 2018		As of December 31, 2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,153	$1,120	$1,221

(10)	Commitments and Contingencies

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

Revenue recognized is equal to what Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific's performance to date and includes billed and unbilled amounts. As of September 30, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $51 million and $62 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

The following table summarizes Sierra Pacific's revenue by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12, for the three- and nine-month periods ended September 30, 2018 (in millions):

	Three-Month Period			Nine-Month Period
	Ended September 30,			Ended September 30,
	2018			2018
	Electric	Gas	Total	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$76	$9	$85	$203	$48	$251
Commercial	75	3	78	190	18	208
Industrial	59	1	60	136	6	142
Other	2	—	2	5	—	5
Total fully bundled	212	13	225	534	72	606
Distribution only service	1	—	1	3	—	3
Total retail	213	13	226	537	72	609
Wholesale, transmission and other	12	1	13	35	1	36
Total Customer Revenue	225	14	239	572	73	645
Other revenue	—	—	—	3	1	4
Total revenue	$225	$14	$239	$575	$74	$649

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Sierra Pacific would recognize a contract asset or contract liability depending on the relationship between Sierra Pacific's performance and the customer's payment. As of September 30, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2018	2017	2018	2017
Operating revenue:
Regulated electric	$225	$215	$575	$534
Regulated natural gas	14	15	74	66
Total operating revenue	$239	$230	$649	$600

Operating income:
Regulated electric	$56	$71	$111	$141
Regulated natural gas	—	3	11	15
Total operating income	56	74	122	156
Interest expense	(12)	(11)	(33)	(33)
Allowance for borrowed funds	—	1	1	1
Allowance for equity funds	1	1	3	2
Other, net	3	3	8	5
Income before income tax expense	$48	$68	$101	$131

	As of
	September 30,	December 31,
	2018	2017
Assets:
Regulated electric	$3,131	$3,103
Regulated natural gas	300	300
Regulated common assets(1)	85	10
Total assets	$3,516	$3,413

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Third Quarter and First Nine Months of 2018 and 2017

Overview

Net income for the third quarter of 2018 was $35 million, a decrease of $9 million, or 20%, compared to 2017 primarily due to $12 million of higher operations and maintenance expense, primarily due to increased political activity expenses, and $5 million of lower utility margin, primarily due to lower average retail rates including rate impacts related to the tax rate reduction rider as a result of the Tax Cuts and Jobs Act ("2017 Tax Reform"), partially offset by a decrease in income tax expense of $11 million, primarily from a lower federal tax rate due to the impact of 2017 Tax Reform.

Net income for the first nine months of 2018 was $76 million, a decrease of $9 million, or 11%, compared to 2017 primarily due to $18 million of higher operations and maintenance expense, primarily due to increased political activity expenses, and $11 million of lower electric utility margin, primarily due to lower average retail rates including rate impacts related to the tax rate reduction rider as a result of 2017 Tax Reform, partially offset by a decrease in income tax expense of $21 million, primarily from a lower federal tax rate due to the impact of 2017 Tax Reform.

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
Sierra Pacific's cost of fuel and energy and cost of natural gas purchased for resale are directly recovered from its customers through regulatory recovery mechanisms and as a result, changes in Sierra Pacific's revenue are comparable to changes in such expenses. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Electric utility margin:
Electric operating revenue	$225	$215	$10	5%	$575	$534	$41	8%
Cost of fuel and energy	90	76	14	18	245	193	52	27
Electric utility margin	135	139	(4)	(3)	330	341	(11)	(3)

Natural gas utility margin:
Natural gas operating revenue	14	15	(1)	(7)%	74	66	8	12%
Cost of natural gas purchased for resale	4	4	—	—	35	26	9	35
Natural gas utility margin	10	11	(1)	(9)	39	40	(1)	(3)

Utility margin	145	150	(5)	(3)%	369	381	(12)	(3)%

Operations and maintenance	53	41	12	29%	140	122	18	15%
Depreciation and amortization	30	29	1	3	89	85	4	5
Property and other taxes	6	6	—	—	18	18	—	—

Operating income	$56	$74	$(18)	(24)%	$122	$156	$(34)	(22)%

A comparison of Sierra Pacific's key operating results is as follows:

Electric Utility Margin

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Electric utility margin (in millions):
Electric operating revenue	$225	$215	$10	5%	$575	$534	$41	8%
Cost of fuel and energy	90	76	14	18	245	193	52	27
Electric utility margin	$135	$139	$(4)	(3)	$330	$341	$(11)	(3)

GWh sold:
Residential	737	736	1	—%	1,877	1,904	(27)	(1)%
Commercial	874	850	24	3	2,282	2,271	11	—
Industrial	867	797	70	9	2,497	2,346	151	6
Other	4	4	—	—	12	12	—	—
Total fully bundled(1)	2,482	2,387	95	4	6,668	6,533	135	2
Distribution only service	375	348	27	8	1,124	1,041	83	8
Total retail	2,857	2,735	122	4	7,792	7,574	218	3
Wholesale	109	103	6	6	391	392	(1)	—
Total GWh sold	2,966	2,838	128	5	8,183	7,966	217	3

Average number of retail customers (in thousands):
Residential	300	295	5	2%	299	295	4	1%
Commercial	48	47	1	2	48	47	1	2
Total	348	342	6	2	347	342	5	1

Average per MWh:
Revenue - fully bundled(1)	$84.84	$85.07	$(0.23)	—%	$80.02	$75.89	$4.13	5%
Revenue - wholesale	$58.09	$61.21	$(3.12)	(5)%	$49.92	$52.92	$(3.00)	(6)%
Total cost of energy(2)	$36.76	$28.53	$8.23	29%	$34.57	$26.07	$8.50	33%

Heating degree days	14	118	(104)	(88)%	2,639	2,823	(184)	(7)%
Cooling degree days	1,043	1,070	(27)	(3)%	1,283	1,401	(118)	(8)%

Sources of energy (GWh)(3):
Natural gas	1,480	1,221	259	21%	3,615	3,227	388	12%
Coal	361	355	6	2	558	457	101	22
Renewables	12	12	—	—	30	31	(1)	(3)
Total energy generated	1,853	1,588	265	17	4,203	3,715	488	13
Energy purchased	785	1,074	(289)	(27)	3,090	3,698	(608)	(16)
Total	2,638	2,662	(24)	(1)	7,293	7,413	(120)	(2)

*     Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 35 GWh of coal and 136 GWh of gas generated energy that is purchased at cost by related parties for the third quarter of 2018. The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs and excludes 54 GWh of coal and 185 GWh of gas generated energy that is purchased at cost by related parties for the first nine months of 2018. In the third quarter and first nine months of 2017, there were no GWh of coal or gas excluded.

(3)	GWh amounts are net of energy used by the related generating facilities.

Natural Gas Utility Margin

	Third Quarter				First Nine Months
	2018	2017	Change		2018	2017	Change
Natural gas utility margin (in millions):
Natural gas operating revenue	$14	$15	$(1)	(7)%	$74	$66	$8	12%
Cost of natural gas purchased for resale	4	4	—	—	35	26	9	35
Natural gas utility margin	$10	$11	$(1)	(9)	$39	$40	$(1)	(3)

Dth sold:
Residential	740	835	(95)	(11)%	6,520	6,866	(346)	(5)%
Commercial	464	494	(30)	(6)	3,364	3,522	(158)	(4)
Industrial	267	244	23	9	1,364	1,255	109	9
Total retail	1,471	1,573	(102)	(6)	11,248	11,643	(395)	(3)

Average number of retail customers (in thousands)	167	164	3	2%	167	164	3	2%
Average revenue per retail Dth sold	$8.98	$8.59	$0.39	5%	$6.44	$5.47	$0.97	18%
Average cost of natural gas per retail Dth sold	$2.69	$2.53	$0.16	6%	$3.11	$2.20	$0.91	41%
Heating degree days	14	118	(104)	(88)%	2,639	2,823	(184)	(7)%

Electric utility margin decreased $4 million, or 3%, for the third quarter of 2018 compared to 2017 primarily due to lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform.

Operations and maintenance increased $12 million, or 29%, for the third quarter of 2018 compared to 2017 primarily due to increased political activity expenses and higher transmission and distribution costs.

Income tax expense decreased $11 million, or 46%, for the third quarter of 2018 compared to 2017. The effective tax rate was 27% in 2018 and 35% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, offset by an increase in nondeductible expenses and unfavorable effects of ratemaking.

Electric utility margin decreased $11 million, or 3%, for the first nine months of 2018 compared to 2017 primarily due to:

•	$12 million in lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform and

•	$2 million in lower customer volumes primarily from the impacts of weather.
The decrease in utility margin was partially offset by:

•	$1 million due to customer growth.

Operations and maintenance increased $18 million, or 15%, for the first nine months of 2018 compared to 2017 primarily due to increased political activity expenses and higher transmission and distribution costs.

Depreciation and amortization increased $4 million, or 5%, for the first nine months of 2018 compared to 2017 primarily due to higher plant placed in service.

Other income (expense) is favorable $4 million, or 16%, for the first nine months of 2018 compared to 2017 primarily due to lower pension expense.

Income tax expense decreased $21 million, or 46%, for the first nine months of 2018 compared to 2017. The effective tax rate was 25% in 2018 and 35% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, offset by an increase in nondeductible expenses.

Liquidity and Capital Resources

As of September 30, 2018, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$71

Credit facility	250
Less:
Tax-exempt bond support	(80)
Net credit facility	170

Total net liquidity	$241
Credit facility:
Maturity date	2021

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2018 and 2017 were $208 million and $110 million, respectively. The change was due to a decrease in fuel costs and increased collections from customers due to higher deferred energy rates, partially offset by higher federal tax payments and higher contributions to the pension plan.

Sierra Pacific's income tax cash flows benefited in 2017 and 2016 from 50% bonus depreciation on qualifying assets placed in service. In December 2017, 2017 Tax Reform was enacted which, among other items, reduces the federal corporate tax rate from 35% to 21% effective January 1, 2018, eliminated bonus depreciation on qualifying regulated utility assets acquired after December 31, 2017 and eliminated the deduction for production activities. Sierra Pacific believes for qualifying assets acquired on or before December 31, 2017, bonus depreciation will remain available for 2018 and 2019. In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filing supported an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. Sierra Pacific expects lower revenue collections and income tax payments as well as lower bonus depreciation benefits compared to 2017 as a result of 2017 Tax Reform and the related regulatory treatment. Sierra Pacific does not expect 2017 Tax Reform and related regulatory treatment to have a material adverse impact on its cash flows, subject to actual regulatory outcomes. The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2018 and 2017 were $(139) million and $(131) million, respectively. The change was due to increased capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2018 and 2017 were $(2) million and $(6) million, respectively. The change was primarily due to dividends paid to NV Energy, Inc. in 2017.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of September 30, 2018, Sierra Pacific has financing authority from the PUCN consisting of the ability to: (1) issue additional long-term debt securities of up to $350 million; (2) refinance up to $55 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $600 million. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of September 30, 2018.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2017	2018	2018

Distribution	$61	$101	$158
Transmission system investment	9	3	5
Other	61	35	51
Total	$131	$139	$214

Sierra Pacific's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of September 30, 2018, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2017.

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

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2017. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2017. Refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2018.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Thirteenth Supplemental Indenture, dated as of July 25, 2018, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.45% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

4.2
Fiscal Agency Agreement, dated as of July 12, 2018, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $450,000,000 in principal amount of the 4.30% Senior Bonds due 2049 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: November 2, 2018	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: November 2, 2018	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: November 2, 2018	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: November 2, 2018	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: November 2, 2018	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)