Form 10-K
period 2018-12-31
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; PACIFICORP /OR/; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2019-02-25
CIK 1081316, 90144, 71180, 75594, 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of February 21, 2019, 76,549,232 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of February 21, 2019, 357,060,915 shares of common stock, no par value, were outstanding.

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of February 21, 2019.

All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of February 21, 2019, 70,980,203 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of February 21, 2019, 1,000 shares of common stock, $1.00 stated value, were outstanding.

All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of February 21, 2019, 1,000 shares of common stock, $3.75 par value, were outstanding.

Berkshire Hathaway Energy Company, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10‑K.

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

Entity Definitions
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy, PacifiCorp, MidAmerican Energy, MidAmerican Funding, Nevada Power and Sierra Pacific
Subsidiary Registrants	PacifiCorp, MidAmerican Energy, MidAmerican Funding, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
AltaLink	BHE Canada Holdings Corporation
ALP	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables, LLC	BHE Renewables, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	Consists of Northern Natural Gas and Kern River
BHE Transmission	Consists of AltaLink and BHE U.S. Transmission
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
ETT	Electric Transmission Texas, LLC
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company, Kern River Gas Transmission Company and AltaLink, L.P.
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Northern Powergrid Distribution Companies	Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Agua Caliente	Agua Caliente Solar, LLC
Agua Caliente Project	290-megawatt solar project in Arizona
Bishop Hill II	Bishop Hill Energy II LLC
Bishop Hill Project	81-megawatt wind-powered generating facility in Illinois
Pinyon Pines I	Pinyon Pines Wind I, LLC

Pinyon Pines II	Pinyon Pines Wind II, LLC
Pinyon Pines Projects	168-megawatt and 132-megawatt wind-powered generating facilities in California
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 586-megawatt solar project in California
Solar Star I	Solar Star California XIX, LLC
Solar Star II	Solar Star California XX, LLC

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
Bcf	Billion cubic feet
BTER	Base Tariff Energy Rates
California ISO	California Independent System Operator Corporation
CPUC	California Public Utilities Commission
DEAA	Deferred Energy Accounting Adjustment
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherms
DSM	Demand-side Management
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hour
ICC	Illinois Commerce Commission
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt Hour
NERC	North American Electric Reliability Corporation

NRC	Nuclear Regulatory Commission
OATT	Open Access Transmission Tariff
OCA	Iowa Office of Consumer Advocate
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTAM	Post Test-year Adjustment Mechanism
PUCN	Public Utilities Commission of Nevada
RCRA	Resource Conservation and Recovery Act
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
RTO	Regional Transmission Organization
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	the availability and price of natural gas in applicable geographic regions and demand for natural gas supply;

•	the impact of new accounting guidance or changes in current accounting estimates and assumptions on the financial results of the respective Registrants; and

•	other business or investment considerations that may be disclosed from time to time in the Registrants' filings with the SEC or in other publicly disseminated written documents.

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

PART I

Item 1.    Business

GENERAL

BHE is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway. As of February 21, 2019, Berkshire Hathaway, Mr. Walter Scott, Jr., a member of BHE's Board of Directors (along with his family members and related or affiliated entities) and Mr. Gregory E. Abel, BHE's Executive Chairman, beneficially owned 90.9%, 8.1% and 1.0%, respectively, of BHE's voting common stock.

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of AltaLink and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

BHE owns a highly diversified portfolio of primarily regulated businesses that generate, transmit, store, distribute and supply energy and serve customers and end-users across geographically diverse service territories, including 18 states in the Western and Midwestern United States and in Great Britain and Canada.

•	87% of Berkshire Hathaway Energy's consolidated operating income during 2018 was generated from rate-regulated businesses.

•
The Utilities serve 4.9 million electric and natural gas customers in 11 states in the United States, Northern Powergrid serves 3.9 million end-users in northern England and ALP serves approximately 85% of Alberta, Canada's population.

•	As of December 31, 2018, the Company owns approximately 33,700 MWs of generation capacity in operation and under construction:

◦	Approximately 29,000 MWs of generation capacity is owned by its regulated electric utility businesses;

◦	Approximately 4,700 MWs of generation capacity is owned by its nonregulated subsidiaries, the majority of which provides power to utilities under long-term contracts;

◦	Owned generation capacity in operation and under construction consists of 35% wind and solar, 32% natural gas, 27% coal, 5% hydroelectric and geothermal and 1% nuclear and other; and,

◦	Cumulative investments in wind, solar, geothermal and biomass generation facilities is approximately $25 billion.

•	The Company owns approximately 33,000 miles of transmission lines and owns a 50% interest in ETT that has approximately 1,200 miles of transmission lines.

•
The BHE Pipeline Group owns approximately 16,400 miles of pipeline with a market area design capacity of approximately 8.2 Bcf of natural gas per day, serves customers and end-users in 14 states and transported approximately 8% of the total natural gas consumed in the United States during 2018.

•
HomeServices closed over $129.9 billion of home sales in 2018, up 20.5% from 2017, and continued to grow its brokerage, mortgage and franchise businesses, with services in 49 states. HomeServices' franchise business has approximately 370 franchisees throughout the United States and Europe.

As of December 31, 2018, the Company has approximately 23,000 employees, of which approximately 8,300 are covered by union contracts. The majority of the union employees are employed by the Utilities and are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the United Utility Workers Association and the International Brotherhood of Boilermakers. These collective bargaining agreements have expiration dates ranging through August 2024. HomeServices currently has over 42,500 real estate agents who are independent contractors and not employees.

BHE's principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580, its telephone number is (515) 242-4300 and its internet address is www.berkshirehathawayenergyco.com. BHE was initially incorporated in 1971 as California Energy Company, Inc. under the laws of the state of Delaware and through a merger transaction in 1999 was reincorporated in Iowa under the name MidAmerican Energy Holdings Company. In 2014, its name was changed to Berkshire Hathaway Energy Company.

PACIFICORP

General

PacifiCorp, an indirect wholly owned subsidiary of BHE, is a United States regulated electric utility company headquartered in Oregon that serves 1.9 million retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp is principally engaged in the business of generating, transmitting, distributing and selling electricity. PacifiCorp's combined service territory covers approximately 141,400 square miles and includes diverse regional economies across six states. No single segment of the economy dominates the service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, mining or extraction of natural resources, agriculture, technology, recreation and government. In the western portion of the service territory, consisting of Oregon, southern Washington and northern California, the principal industries are agriculture, manufacturing, forest products, food processing, technology, government and primary metals. In addition to retail sales, PacifiCorp buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize the economic benefits of electricity generation, retail customer loads and existing wholesale transactions. Certain PacifiCorp subsidiaries support its electric utility operations by providing coal mining services.

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of the franchise agreements is approximately 24 years, although their terms range from five years to indefinite. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow PacifiCorp an opportunity to recover its costs of providing services and to earn a reasonable return on its investments.

PacifiCorp's principal executive offices are located at 825 N.E. Multnomah Street, Portland, Oregon 97232, its telephone number is (888) 221-7070 and its internet address is www.pacificorp.com. PacifiCorp was initially incorporated in 1910 under the laws of the state of Maine under the name Pacific Power & Light Company. In 1984, Pacific Power & Light Company changed its name to PacifiCorp. In 1989, it merged with Utah Power and Light Company, a Utah corporation, in a transaction wherein both corporations merged into a newly formed Oregon corporation. The resulting Oregon corporation was re-named PacifiCorp, which is the operating entity today. PacifiCorp delivers electricity to customers in Utah, Wyoming and Idaho under the trade name Rocky Mountain Power and to customers in Oregon, Washington and California under the trade name Pacific Power.

BHE controls substantially all of PacifiCorp's voting securities, which include both common and preferred stock.

Regulated Electric Operations

Customers

The GWhs and percentages of electricity sold to PacifiCorp's retail customers by jurisdiction for the years ended December 31 were as follows:

	2018		2017		2016

Utah	24,514	45%	24,134	44%	24,020	44%
Oregon	12,867	23	13,200	24	12,869	24
Wyoming	9,393	17	9,330	17	9,189	17
Washington	3,949	7	4,221	8	3,982	7
Idaho	3,643	7	3,603	6	3,510	7
California	749	1	762	1	748	1
	55,115	100%	55,250	100%	54,318	100%

Electricity sold to PacifiCorp's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2018		2017		2016
GWhs sold:
Residential	16,227	26%	16,625	27%	16,058	26%
Commercial	18,078	28	17,726	28	16,857	28
Industrial, irrigation, and other	20,810	33	20,899	33	21,403	35
Total retail	55,115	87	55,250	88	54,318	89
Wholesale	8,309	13	7,218	12	6,641	11
Total GWhs sold	63,424	100%	62,468	100%	60,959	100%

Average number of retail customers (in thousands):
Residential	1,651	87%	1,622	87%	1,599	87%
Commercial	212	11	208	11	205	11
Industrial, irrigation, and other	37	2	37	2	37	2
Total	1,900	100%	1,867	100%	1,841	100%

Variations in weather, economic conditions and various conservation, energy efficiency and private generation measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, occurs in the summer when air conditioning and irrigation systems are heavily used. The winter also experiences a peak demand due to heating requirements. During 2018, PacifiCorp's peak demand was 10,551 MWs in the summer and 8,436 MWs in the winter.

Generating Facilities and Fuel Supply

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2018:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MWs)(1)	(MWs)(1)
COAL:
Jim Bridger Nos. 1, 2, 3 and 4	Rock Springs, WY	Coal	1974-1979	2,123	1,415
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,363	1,158
Huntington Nos. 1 and 2	Huntington, UT	Coal	1974-1977	909	909
Dave Johnston Nos. 1, 2, 3 and 4	Glenrock, WY	Coal	1959-1972	751	751
Naughton Nos. 1, 2 and 3(2)	Kemmerer, WY	Coal	1963-1971	637	637
Cholla No. 4	Joseph City, AZ	Coal	1981	395	395
Wyodak No. 1	Gillette, WY	Coal	1978	332	266
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	837	161
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	441	77
				9,268	5,917
NATURAL GAS:
Lake Side 2	Vineyard, UT	Natural gas/steam	2014	631	631
Lake Side	Vineyard, UT	Natural gas/steam	2007	546	546
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	524	524
Chehalis	Chehalis, WA	Natural gas/steam	2003	477	477
Hermiston	Hermiston, OR	Natural gas/steam	1996	461	231
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	238	238
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	119	119
				2,996	2,766
HYDROELECTRIC:(3)
Lewis River System	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System	OR	Hydroelectric	1950-1956	204	204
Klamath River System	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	26	26
				1,135	1,135
WIND:(3)
Foote Creek	Arlington, WY	Wind	1999	41	32
Leaning Juniper	Arlington, OR	Wind	2006	100	100
Marengo	Dayton, WA	Wind	2007-2008	210	210
Seven Mile Hill	Medicine Bow, WY	Wind	2008	119	119
Goodnoe Hills	Goldendale, WA	Wind	2008	94	94
Glenrock	Glenrock, WY	Wind	2008-2009	138	138
High Plains	McFadden, WY	Wind	2009	99	99
Rolling Hills	Glenrock, WY	Wind	2009	99	99
McFadden Ridge	McFadden, WY	Wind	2009	28	28
Dunlap Ranch	Medicine Bow, WY	Wind	2010	111	111
				1,039	1,030
OTHER:(3)
Blundell	Milford, UT	Geothermal	1984, 2007	32	32
				32	32
Total Available Generating Capacity				14,470	10,880

PROJECTS UNDER CONSTRUCTION
Various wind projects				950	950
				15,420	11,830

(1)
Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates PacifiCorp's ownership of Facility Net Capacity.

(2)
As required by previous state permits, PacifiCorp planned to remove Naughton Unit No. 3 (280 MWs) from coal-fueled service by year-end 2017. In March 2017, the state of Wyoming issued an extension to operate the unit as a coal-fueled unit through January 30, 2019 and then either close or be converted to a natural gas-fueled unit. PacifiCorp removed the unit from coal-fueled service on January 30, 2019, and is evaluating the economic benefits of converting it to a natural gas-fueled generation resource. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.

(3)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2018	2017	2016

Coal	54%	56%	56%
Natural gas	16	11	15
Hydroelectric(1)	5	7	6
Wind and other(1)	5	5	5
Total energy generated	80	79	82
Energy purchased - short-term contracts and other	10	11	10
Energy purchased - long-term contracts (renewable)(1)	10	10	8
Energy purchased - long-term contracts (non-renewable)	—	—	—
	100%	100%	100%

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

Coal

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and operates the Bridger surface and Bridger underground coal mines. These mines supplied 17%, 16% and 15% of PacifiCorp's total coal requirements during the years ended December 31, 2018, 2017 and 2016, respectively. The remaining coal requirements are acquired through long and short-term third-party contracts.

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

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves. PacifiCorp's recoverable coal reserves of operating mines as of December 31, 2018, based on recent engineering studies, were as follows (in millions):

Coal Mine	Location	Generating Facility Served	Mining Method	Recoverable Tons

Bridger	Rock Springs, WY	Jim Bridger	Surface	16	(1)
Bridger	Rock Springs, WY	Jim Bridger	Underground	5	(1)
Trapper	Craig, CO	Craig	Surface	4	(2)
				25

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

PacifiCorp operates the majority of its hydroelectric generating portfolio under long-term licenses. The FERC regulates 99% of the net capacity of this portfolio through 15 individual licenses, which have terms of 30 to 50 years. The licenses for major hydroelectric generating facilities expire at various dates through 2058. A portion of this portfolio is licensed under the Oregon Hydroelectric Act. For discussion of PacifiCorp's hydroelectric relicensing activities, including updated information regarding the Klamath River hydroelectric system, refer to Note 15 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

Wind and Other Renewable Resources

PacifiCorp has pursued renewable resources as a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Renewable resources have low to no emissions and require little or no fossil fuel. PacifiCorp's wind-powered generating facilities, including those facilities where a significant portion of the equipment is expected to be replaced, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in-service. Production tax credits for PacifiCorp's currently eligible wind-powered generating facilities began expiring in 2016, with final expiration in 2020. PacifiCorp is in the process of repowering all of its wind-powered generating facilities in 2019 and 2020 to requalify the facilities for federal renewable electricity production tax credits for 10 years. The repowering project will extend the lives of the existing wind facilities by 10 years or more while increasing the anticipated electrical generation from the repowered wind facilities, on average, by approximately 26%. In addition to the discussion contained herein regarding repowering activities, refer to "Regulatory Matters" in Item 1 of this Form 10-K.

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

Energy Imbalance Market

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

PacifiCorp will continue to monitor regional market expansion efforts, including creation of a regional Independent System Operator ("ISO"). California Senate Bill No. 350, which was passed in October 2015, authorized the California legislature to consider making changes to current laws that would create an independent governance structure for a regional ISO during the 2017 legislative session. The California legislature did not pass any legislation related to a regional ISO during its 2018 legislative session, which closed August 31, 2018.

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

PacifiCorp's transmission system is part of the Western Interconnection, which includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements. PacifiCorp's transmission and distribution systems included approximately 16,500 miles of transmission lines in ten states, 64,000 miles of distribution lines and 900 substations as of December 31, 2018.

PacifiCorp's transmission and distribution system is managed on a coordinated basis to obtain maximum load-carrying capability and efficiency. Portions of PacifiCorp's transmission and distribution systems are located:

•	On property owned or used through agreements by PacifiCorp;

•
Under or over streets, alleys, highways and other public places, the public domain and national forests and state and federal lands under franchises, easements or other rights that are generally subject to termination;

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

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost exceeding $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 135-mile, 345-kV Populus to Terminal transmission line between the Terminal substation near the Salt Lake City Airport and the Populus substation in Downey, Idaho placed in-service in 2010; (b) the 100-mile, 345/500-kV Mona to Oquirrh transmission line between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley placed in-service in 2013; (c) the 170-mile, 345-kV transmission line between the Sigurd Substation in central Utah and the Red Butte Substation in southwest Utah placed in-service in May 2015; and (d) other segments that are expected to be placed in-service in future years, depending on load growth, siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2018, $2.0 billion had been spent and $1.6 billion, including AFUDC, had been placed in-service.

Future Generation, Conservation and Energy Efficiency

Integrated Resource Planning

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

In April 2017, PacifiCorp filed its 2017 IRP with its state commissions. The IRP, which includes the Energy Vision 2020 project in the preferred portfolio, includes investments in renewable energy resources, upgrades to the existing wind fleet, and energy efficiency measures to meet future customer needs. The OPUC acknowledged PacifiCorp's 2017 IRP in December 2017, the UPSC acknowledged the 2017 IRP in March 2018, the IPUC acknowledged the 2017 IRP in April 2018 and the WUTC acknowledged the 2017 IRP in May 2018. PacifiCorp filed its 2017 IRP Update with its state commissions, except for California, in May 2018. In August 2018, PacifiCorp filed its 2017 IRP and its 2017 IRP Update with the CPUC to comply with new IRP requirements in California. PacifiCorp is currently developing its 2019 IRP that is expected to be filed in summer 2019.

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

As required by applicable laws and regulations, PacifiCorp filed its draft 2017R RFP with the UPSC in June 2017 and with the OPUC in August 2017. The UPSC and the OPUC approved PacifiCorp's 2017R RFP in September 2017. The 2017R RFP was subsequently released to the market on September 27, 2017. The 2017R RFP sought up to approximately 1,270 MWs of new wind resources that can interconnect to PacifiCorp's transmission system in Wyoming once a proposed high-voltage transmission line is constructed. The 2017R RFP also sought proposals for wind resources located outside of Wyoming capable of delivering all-in economic benefits for PacifiCorp's customers. The proposed high-voltage transmission line and new wind resources must be placed in service by December 31, 2020, to maximize potential federal production tax credit benefits for PacifiCorp's customers. PacifiCorp finalized its bid-selection process and established a final shortlist in February 2018. PacifiCorp plans to deliver 1,150 MWs from three new wind facilities under various commercial structures including a power purchase agreement, a build-transfer agreement, and traditional self-build agreements. PacifiCorp has finalized a 200-MW power purchase agreement and a 200-MW build-transfer agreement for one of three new wind facilities. PacifiCorp has also secured agreements for safe harbor wind turbine equipment, acquisition of development assets and balance-of-plant construction for the two remaining projects; one providing 250 MWs and a second providing 500 MWs. Agreements for acquisition of follow-on wind turbine equipment for the final two projects are nearing completion.

Demand-side Management

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for energy project management, efficient building operations and efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through rates. During 2018, PacifiCorp spent $149 million on these DSM programs, resulting in an estimated 598,712 MWhs of first-year energy savings and an estimated 306 MWs of peak load management. PacifiCorp began amortizing Utah DSM program costs over a 10-year period in 2017, as a result of the approved Senate Bill 115, "Sustainable Transportation and Energy Plan Act." In 2018, upon approval from the WPSC, PacifiCorp began amortizing Wyoming DSM program costs over a 10-year period for Category 3 large energy-using customers. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MWs of load reduction when needed, depending on the customers' actual loads. Recovery of the costs associated with the large industrial load management program are captured in the retail special contract agreements with those customers approved by their respective state commissions or through PacifiCorp's general rate case process.

Employees

As of December 31, 2018, PacifiCorp had approximately 5,400 employees, of which approximately 3,100 were covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the International Brotherhood of Boilermakers.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

MidAmerican Funding is an Iowa limited liability company whose sole member is BHE. MidAmerican Funding, a holding company, owns all of the outstanding common stock of MHC Inc. ("MHC"), which is a holding company owning all of the common stock of MidAmerican Energy; Midwest Capital Group, Inc. ("Midwest Capital"); and MEC Construction Services Co. ("MEC Construction"). MidAmerican Energy is a public utility company headquartered in Des Moines, Iowa, and incorporated in the state of Iowa. MidAmerican Funding and MidAmerican Energy are indirect consolidated subsidiaries of Berkshire Hathaway.

MidAmerican Funding and MHC

MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries and related corporate services. MidAmerican Energy is a substantial portion of MidAmerican Funding's and MHC's assets, revenue and earnings.

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

The percentages of MidAmerican Energy's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2018	2017	2016
Operating revenue:
Regulated electric	75%	75%	76%
Regulated gas	25	25	24
	100%	100%	100%

Operating income:
Regulated electric	85%	86%	88%
Regulated gas	15	14	12
	100%	100%	100%

MidAmerican Energy's principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580, its telephone number is (515) 242-4300 and its internet address is www.midamericanenergy.com. MidAmerican Energy was incorporated under the laws of the state of Iowa as part of the July 1, 1995 merger of Iowa-Illinois Gas and Electric Company, Midwest Resources Inc. and Midwest Power Systems Inc. On December 1, 1996, MidAmerican Energy became, through a corporate reorganization, a wholly owned subsidiary of MHC Inc., formerly known as MidAmerican Energy Holdings Company.

Regulated Electric Operations

Customers

The GWhs and percentages of electricity sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2018		2017		2016

Iowa	23,670	92%	22,365	91%	21,766	91%
Illinois	1,944	7	1,891	8	1,940	8
South Dakota	237	1	236	1	218	1
	25,851	100%	24,492	100%	23,924	100%

Electricity sold to MidAmerican Energy's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2018		2017		2016
GWhs sold:
Residential	6,763	18%	6,207	18%	6,408	20%
Commercial	3,897	11	3,761	11	3,812	12
Industrial	13,587	37	12,957	39	12,115	37
Other	1,604	4	1,567	5	1,589	5
Total retail	25,851	70	24,492	73	23,924	74
Wholesale	11,181	30	9,165	27	8,489	26
Total GWhs sold	37,032	100%	33,657	100%	32,413	100%

Average number of retail customers (in thousands):
Residential	670	86%	662	86%	653	86%
Commercial	94	12	92	12	91	12
Industrial	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	780	100%	770	100%	760	100%

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

A degree of concentration of sales exists with certain large electric retail customers. Sales to the ten largest customers, from a variety of industries, comprised 20%, 19% and 16% of total retail electric sales in 2018, 2017 and 2016, respectively. Sales to electronic data storage customers included in the ten largest customers comprised 9%, 9% and 7% of total retail electric sales in 2018, 2017 and 2016, respectively.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 12, 2018, retail customer usage of electricity caused a new record hourly peak demand of 5,051 MWs on MidAmerican Energy's electric distribution system, which is 201 MWs greater than the previous record hourly peak demand of 4,850 MWs set July 19, 2017.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2018:

				Facility	Net
			Year Installed /	Net Capacity	Owned Capacity
Generating Facility	Location	Energy Source	Repowered(1)	(MWs)(2)	(MWs)(2)
WIND:
Intrepid	Schaller, IA	Wind	2004-2005 / 2018	176	176
Century	Blairsburg, IA	Wind	2005-2008 / 2018	200	200
Victory	Westside, IA	Wind	2006 / 2018	99	99
Pomeroy	Pomeroy, IA	Wind	2007-2011 / 2018	286	286
Adair	Adair, IA	Wind	2008	175	175
Carroll	Carroll, IA	Wind	2008	150	150
Charles City	Charles City, IA	Wind	2008 / 2018	75	75
Walnut	Walnut, IA	Wind	2008	150	150
Laurel	Laurel, IA	Wind	2011	120	120
Rolling Hills	Massena, IA	Wind	2011	443	443
Eclipse	Adair, IA	Wind	2012	200	200
Morning Light	Adair, IA	Wind	2012	100	100
Vienna	Gladbrook, IA	Wind	2012-2013	150	150
Lundgren	Otho, IA	Wind	2014	250	250
Macksburg	Macksburg, IA	Wind	2014	119	119
Wellsburg	Wellsburg, IA	Wind	2014	139	139
Adams	Lennox, IA	Wind	2015	150	150
Highland	Primghar, IA	Wind	2015	475	475
Ida Grove	Ida Grove, IA	Wind	2016	300	300
O'Brien	Primghar, IA	Wind	2016	250	250
Beaver Creek	Ogden, IA	Wind	2017-2018	340	340
Prairie	Montezuma, IA	Wind	2017-2018	168	168
Arbor Hill	Greenfield, IA	Wind	2018	250	250
Ivester	Wellsburg, IA	Wind	2018	91	91
North English	Montezuma, IA	Wind	2018	200	200
Orient	Greenfield, IA	Wind	2018	102	102
				5,158	5,158
COAL:
Louisa	Muscatine, IA	Coal	1983	746	656
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	708	560
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	815	486
Ottumwa	Ottumwa, IA	Coal	1981	712	370
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	515	371
George Neal Unit No. 4	Salix, IA	Coal	1979	645	262
				4,141	2,705
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-2004	489	489
Electrifarm	Waterloo, IA	Gas or Oil	1975-1978	190	190
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-1994	156	156
Sycamore	Johnston, IA	Gas or Oil	1974	150	150
River Hills	Des Moines, IA	Gas	1966-1967	115	115
Riverside Unit No. 5	Bettendorf, IA	Gas	1961	107	107
Coralville	Coralville, IA	Gas	1970	66	66
Moline	Moline, IL	Gas	1970	64	64
28 portable power modules	Various	Oil	2000	56	56
Parr	Charles City, IA	Gas	1969	32	32
				1,425	1,425
NUCLEAR:

				Facility	Net
			Year Installed /	Net Capacity	Owned Capacity
Generating Facility	Location	Energy Source	Repowered(1)	(MWs)(2)	(MWs)(2)
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,823	456

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	4	4

Total Available Generating Capacity				12,551	9,748

PROJECTS UNDER CONSTRUCTION
Various wind projects				1,440	1,440
				13,991	11,188

(1)
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

(2)
Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.

The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2018	2017	2016

Coal	42%	40%	39%
Nuclear	10	11	12
Natural gas	2	1	2
Wind and other(1)	36	38	35
Total energy generated	90	90	88
Energy purchased - short-term contracts and other	8	8	10
Energy purchased - long-term contracts (renewable)(1)	1	1	1
Energy purchased - long-term contracts (non-renewable)	1	1	1
	100%	100%	100%

(1)
All or some of the renewable energy attributes associated with generation from these generating facilities and purchases may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of renewable energy credits or other environmental commodities, or (c) excluded from energy purchased.

MidAmerican Energy is required to have resources available for dispatch by MISO to continuously meet its customer needs and reliably operate its electric system. The percentage of MidAmerican Energy's energy supplied by energy source varies from year to year and is subject to numerous operational and economic factors such as planned and unplanned outages, fuel commodity prices, fuel transportation costs, weather, environmental considerations, transmission constraints, and wholesale market prices of electricity. MidAmerican Energy evaluates these factors continuously in order to facilitate economical dispatch of its generating facilities by MISO. When factors for one energy source are less favorable, MidAmerican Energy places more reliance on other energy sources. For example, MidAmerican Energy can generate more electricity using its low cost wind-powered generating facilities when factors associated with these facilities are favorable. When factors associated with wind resources are less favorable, MidAmerican Energy must increase its reliance on more expensive generation or purchased electricity. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of energy cost recovery by jurisdiction.

Coal

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2020. MidAmerican Energy believes supplies from these sources are presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has substantially all of its expected 2019 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

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

Wind and Other

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, all of MidAmerican Energy's wind-powered generating facilities in-service at December 31, 2018, are authorized to earn over their regulatory lives a fixed rate of return on equity ranging from 11.0% to 12.2% on the depreciated cost of their original construction, which excludes the cost of later replacements, in any future Iowa rate proceeding. MidAmerican Energy's wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for federal renewable electricity production tax credits for 10 years from the date the facilities are placed in-service. Production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold. Production tax credits for MidAmerican Energy's wind-powered generating facilities currently in-service, began expiring in 2014, with final expiration in 2028. MidAmerican Energy has repowered, or plans to repower, all but 50 MWs of wind-powered generating facilities for which production tax credits have expired or will expire by the end of 2022. MidAmerican Energy anticipates energy generation from the repowered facilities will increase, on average, by approximately 19 to 30% depending upon the technology being repowered.

Of the 5,215 MWs (nominal ratings) of wind-powered generating facilities in-service as of December 31, 2018, 4,551 MWs were generating production tax credits, including 636 MWs for facilities repowered in 2017 and 2018. Of those facilities currently not generating production tax credits, 614 MWs are scheduled to be repowered by the end of 2020. Production tax credits earned by MidAmerican Energy's wind-powered generating facilities placed in-service prior to 2013, except for facilities that have been repowered, are included in energy adjustment clauses, through which MidAmerican Energy is allowed to recover fluctuations in its electric retail energy costs. Facilities earning production tax credits that currently benefit customers through energy adjustment clauses totaled 1,000 MWs (nominal ratings) as of December 31, 2018. The eligibility for earning production tax credits will expire for these facilities by the end of 2022. MidAmerican Energy earned production tax credits totaling $308 million and $287 million in 2018 and 2017, respectively, of which 33% and 47%, respectively, were included in energy adjustment clauses.

Regional Transmission Organizations

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

MidAmerican Energy's total net generating capability accredited by the MISO for the summer of 2018 was 5,137 MWs compared to a 2018 summer peak demand of 5,051 MWs. Accredited net generating capability represents the amount of generation available to meet the requirements of MidAmerican Energy's retail customers and consists of MidAmerican Energy-owned generation, certain customer private generation that MidAmerican Energy is contractually allowed to dispatch and the net amount of capacity purchases and sales. Accredited capacity may vary from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons. MidAmerican Energy's accredited capability currently exceeds the MISO's minimum requirements.

Transmission and Distribution

MidAmerican Energy's transmission and distribution systems included 4,000 miles of transmission lines in four states, 38,300 miles of distribution lines and 380 substations as of December 31, 2018. Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO capacity, energy and ancillary services markets as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved OATT, the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO tariff.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas to MidAmerican Energy's service territory and for storage and balancing services. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for end-use customers who have independently secured their supply of natural gas. During 2018, 54% of the total natural gas delivered through MidAmerican Energy's distribution system was associated with transportation service.

Natural gas property consists primarily of natural gas mains and service lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of MidAmerican Energy included 24,000 miles of natural gas main and service lines as of December 31, 2018.

Customer Usage and Seasonality

The percentages of natural gas sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2018	2017	2016

Iowa	76%	76%	76%
South Dakota	13	13	13
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to MidAmerican Energy's retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2018	2017	2016

Residential	43%	41%	41%
Commercial(1)	21	20	21
Industrial(1)	5	4	4
Total retail	69	65	66
Wholesale(2)	31	35	34
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	126,272	114,298	113,294
Total Dth of transportation service (in thousands)	102,198	92,136	83,610
Total average number of retail customers (in thousands)	759	751	742

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

On January 29, 2019, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,314,526 Dth. This preliminary peak-day delivery consisted of 68% traditional retail sales service and 32% transportation service.

Fuel Supply and Capacity

MidAmerican Energy uses several strategies designed to maintain a reliable natural gas supply and reduce the impact of volatility in natural gas prices on its regulated retail natural gas customers. These strategies include the purchase of a geographically diverse supply portfolio from producers and third-party energy marketing companies, the use of interstate pipeline storage services and MidAmerican Energy's LNG peaking facilities, and the use of financial derivatives to fix the price on a portion of the anticipated natural gas requirements of MidAmerican Energy's customers. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of the purchased gas adjustment clauses ("PGA").

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

At times, the natural gas pipeline capacity available through MidAmerican Energy's firm capacity portfolio may exceed the requirements of retail customers on MidAmerican Energy's distribution system. Firm capacity in excess of MidAmerican Energy's system needs can be released to other companies to achieve optimum use of the available capacity. Past IUB and South Dakota Public Utilities Commission ("SDPUC") rulings have allowed MidAmerican Energy to retain 30% of the respective jurisdictional revenue on the resold capacity, with the remaining 70% being returned to customers through the PGAs.

MidAmerican Energy utilizes interstate pipeline natural gas storage services to meet retail customer requirements, manage fluctuations in demand due to changes in weather and other usage factors and manage variation in seasonal natural gas pricing. MidAmerican Energy typically withdraws natural gas from storage during the heating season when customer demand is historically at its peak and injects natural gas into storage during off-peak months when customer demand is historically lower. MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands during the winter heating season. Interstate pipeline storage services and MidAmerican Energy's LNG facilities reduce dependence on natural gas purchases during the volatile winter heating season and can deliver a significant portion of MidAmerican Energy's anticipated retail sales requirements on a peak winter day. For MidAmerican Energy's 2018/2019 winter heating season preliminary peak-day of January 29, 2019, supply sources used to meet deliveries to traditional retail sales service customers included 66% from purchases delivered on interstate pipelines, 20% from interstate pipeline storage services and 14% from MidAmerican Energy's LNG facilities.

MidAmerican Energy attempts to optimize the value of its regulated transportation capacity, natural gas supply and leased storage arrangements by engaging in wholesale transactions. IUB and SDPUC rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on certain wholesale sales of natural gas, with the remaining 50% being returned to customers through the PGAs.

MidAmerican Energy is not aware of any factors that would cause material difficulties in meeting its anticipated retail customer demand for the foreseeable future.

Demand-side Management

MidAmerican Energy has provided a comprehensive set of DSM programs to its Iowa electric and gas customers since 1990 and to customers in its other jurisdictions since 2008. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for the DSM programs through state-specific energy efficiency service charges paid by all retail electric and gas customers. In 2018, $154 million was expensed for MidAmerican Energy's DSM programs, which resulted in estimated first-year energy savings of 347,000 MWhs of electricity and 846,000 Dth of natural gas and an estimated peak load reduction of 385 MWs of electricity and 10,460 Dth per day of natural gas.

Employees

As of December 31, 2018, MidAmerican Funding and its subsidiaries, which includes MidAmerican Energy, had approximately 3,400 employees, of which approximately 1,500 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2022.

NV ENERGY (NEVADA POWER AND SIERRA PACIFIC)

General

NV Energy, an indirect wholly owned subsidiary of BHE, is an energy holding company headquartered in Nevada whose principal subsidiaries are Nevada Power and Sierra Pacific. Nevada Power and Sierra Pacific are indirect consolidated subsidiaries of Berkshire Hathaway. Nevada Power is a United States regulated electric utility company serving 0.9 million retail customers primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. Sierra Pacific is a United States regulated electric and natural gas utility company serving 0.3 million retail electric customers and 0.2 million retail and transportation natural gas customers in northern Nevada. The Nevada Utilities are principally engaged in the business of generating, transmitting, distributing and selling electricity and, in the case of Sierra Pacific, in distributing, selling and transporting natural gas. Nevada Power and Sierra Pacific have electric service territories covering approximately 4,500 square miles and 41,200 square miles, respectively. Sierra Pacific has a natural gas service territory covering approximately 900 square miles in Reno and Sparks. Principal industries served by the Nevada Utilities include gaming, recreation, warehousing, manufacturing and governmental services. Sierra Pacific also serves the mining industry. The Nevada Utilities buy and sell electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize economic benefits of electricity generation, retail customer loads and wholesale transactions.

The Nevada Utilities' electric and natural gas operations are conducted under numerous nonexclusive franchise agreements, revocable permits and licenses obtained from federal, state and local authorities. The expiration of these franchise agreements ranges from 2020 through 2032 for Nevada Power and 2019 through 2049 for Sierra Pacific. The Nevada Utilities operate under certificates of public convenience and necessity as regulated by the PUCN, and as such the Nevada Utilities have an obligation to provide electricity service to those customers within their service territory. In return, the PUCN has established rates on a cost-of-service basis, which are designed to allow the Nevada Utilities an opportunity to recover all prudently incurred costs of providing services and an opportunity to earn a reasonable return on their investment.

NV Energy's monthly net income is affected by the seasonal impact of weather on electricity and natural gas sales and seasonal retail electricity prices from the Nevada Utilities'. For 2018, 81% of NV Energy annual net income was recorded in the months of June through September.

Regulated electric utility operations is Nevada Power's only segment while regulated electric utility operations and regulated natural gas operations are the two segments of Sierra Pacific.

The percentages of Sierra Pacific's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2018	2017	2016

Operating revenue:
Electric	88%	88%	86%
Gas	12	12	14
	100%	100%	100%

Operating income:
Electric	89%	89%	89%
Gas	11	11	11
	100%	100%	100%

Nevada Power's principal executive offices are located at 6226 West Sahara Avenue, Las Vegas, Nevada 89146, its telephone number is (702) 402-5000 and its internet address is www.nvenergy.com. Nevada Power was incorporated in 1929 under the laws of the state of Nevada.

Sierra Pacific's principal executive offices are located at 6100 Neil Road, Reno, Nevada 89511, its telephone number is (775) 834-4011 and its internet address is www.nvenergy.com. Sierra Pacific was incorporated in 1912 under the laws of the state of Nevada.

Regulated Electric Operations

Customers

The Nevada Utilities' sell electricity to retail customers in a single state jurisdiction. Electricity sold to the Nevada Utilities' retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2018		2017		2016
Nevada Power:
GWhs sold:
Residential	9,970	43%	9,501	42%	9,394	42%
Commercial	4,778	20	4,656	20	4,663	21
Industrial	5,534	24	6,201	28	7,313	32
Other	214	1	212	1	212	1
Total fully bundled	20,496	88	20,570	91	21,582	96
Distribution only service	2,521	11	1,830	8	662	3
Total retail	23,017	99	22,400	99	22,244	99
Wholesale	274	1	314	1	258	1
Total GWhs sold	23,291	100%	22,714	100%	22,502	100%

Average number of retail customers (in thousands):
Residential	825	88%	810	88%	796	88%
Commercial	108	12	106	12	105	12
Industrial	2	—	2	—	2	—
Total	935	100%	918	100%	903	100%

Sierra Pacific:
GWhs sold:
Residential	2,483	23%	2,492	24%	2,375	23%
Commercial	2,998	27	2,954	28	2,933	28
Industrial	3,387	31	3,176	30	3,014	30
Other	16	—	16	—	16	—
Total fully bundled	8,884	81	8,638	82	8,338	81
Distribution only service	1,516	14	1,394	13	1,360	13
Total retail	10,400	95%	10,032	95%	9,698	94%
Wholesale	558	5	561	5	662	6
Total GWhs sold	10,958	100%	10,593	100%	10,360	100%

Average number of retail customers (in thousands):
Residential	300	86%	295	86%	291	86%
Commercial	47	14	47	14	47	14
Total	347	100%	342	100%	338	100%

Variations in weather, economic conditions, particularly for gaming, mining and wholesale customers and various conservation, energy efficiency and private generation measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

There are seasonal variations in the Nevada Utilities' electric business that are principally related to weather and the related use of electricity for air conditioning. Typically, 48-50% of Nevada Power's and 36-38% of Sierra Pacific's regulated electric revenue is reported in the months of June through September.

The annual hourly peak customer demand on the Nevada Utilities' electric systems occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 25, 2018, customer usage of electricity caused an hourly peak demand of 5,956 MWs on Nevada Power's electric system, which is 168 MWs less than the record hourly peak demand of 6,124 MWs set July 28, 2016. On July 19, 2018, customer usage of electricity caused a record hourly peak demand of 1,860 MWs on Sierra Pacific's electric system.

Generating Facilities and Fuel Supply

The Nevada Utilities have ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding the Nevada Utilities' owned generating facilities as of December 31, 2018:

				Facility	Net Owned
				Net Capacity	Capacity
Generating Facility	Location	Energy Source	Installed	(MWs)(1)	(MWs)(1)
Nevada Power:
NATURAL GAS:
Clark	Las Vegas, NV	Natural gas	1973-2008	1,102	1,102
Lenzie	Las Vegas, NV	Natural gas	2006	1,102	1,102
Harry Allen	Las Vegas, NV	Natural gas	1995-2011	628	628
Higgins	Primm, NV	Natural gas	2004	530	530
Silverhawk	Las Vegas, NV	Natural gas	2004	520	520
Las Vegas	Las Vegas, NV	Natural gas	1994-2003	272	272
Sun Peak	Las Vegas, NV	Natural gas/oil	1991	210	210
				4,364	4,364
COAL:
Navajo Unit Nos. 1, 2 and 3(2)	Page, AZ	Coal	1974-1976	2,250	255

RENEWABLES:
Nellis	Las Vegas, NV	Solar	2015	15	15
Goodsprings	Goodsprings, NV	Waste heat	2010	5	5
				20	20

Total Nevada Power				6,634	4,639

Sierra Pacific:
NATURAL GAS:
Tracy	Sparks, NV	Natural gas	1974-2008	753	753
Ft. Churchill	Yerington, NV	Natural gas	1968-1971	226	226
Clark Mountain	Sparks, NV	Natural gas	1994	132	132
				1,111	1,111
COAL:
Valmy Unit Nos. 1 and 2	Valmy, NV	Coal	1981-1985	522	261

Total Sierra Pacific				1,633	1,372

Total NV Energy				8,267	6,011

(1)
Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates Nevada Power or Sierra Pacific's ownership of Facility Net Capacity.

(2)	Nevada Power currently anticipates retiring Navajo Unit Nos. 1, 2 and 3 on or before October 2019. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.

The following table shows the percentages of the Nevada Utilities' total energy supplied by energy source for the years ended December 31:

	2018	2017	2016

Nevada Power:
Natural gas	64%	61%	64%
Coal	6	7	7
Total energy generated	70	68	71
Energy purchased - long-term contracts (non-renewable)	10	15	14
Energy purchased - long-term contracts (renewable)(1)	16	15	14
Energy purchased - short-term contracts and other	4	2	1
	100%	100%	100%

Sierra Pacific:
Natural gas	48%	44%	45%
Coal	8	5	8
Total energy generated	56	49	53
Energy purchased - long-term contracts (non-renewable)	29	38	36
Energy purchased - long-term contracts (renewable)(1)	12	11	10
Energy purchased - short-term contracts and other	3	2	1
	100%	100%	100%

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

The Nevada Utilities have entered into multiple long-term power purchase contracts (three or more years) with suppliers that generate electricity utilizing renewable resources, natural gas and coal. Nevada Power has entered into contracts with a total capacity of 2,217 MWs with contract termination dates ranging from 2019 to 2067. Included in these contracts are 1,957 MWs of capacity of renewable energy, of which 725 MWs of capacity are under development or construction and not currently available. Sierra Pacific has entered into contracts with a total capacity of 1,188 MWs with contract termination dates ranging from 2019 to 2046. Included in these contracts are 997 MWs of capacity of renewable energy, of which 676 MWs of capacity are under development or construction and not currently available.

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

Natural Gas

The Nevada Utilities rely on first-of-the-month indexed physical gas purchases for the majority of natural gas needed to operate their generating facilities. To secure natural gas supplies for the generating facilities, the Nevada Utilities execute purchases pursuant to a PUCN approved four season laddering strategy. In 2018, natural gas supply net purchases averaged 321,154 and 158,698 Dth per day with the winter period contracts averaging 241,234 and 172,844 Dth per day and the summer period contracts averaging 377,546 and 148,717 Dth per day for Nevada Power and Sierra Pacific, respectively. The Nevada Utilities believe supplies from these sources are presently adequate and available to meet its needs.

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

Coal

The Nevada Utilities rely on spot market solicitations for coal supplies and will regularly monitor the western coal market for opportunities to meet these needs except for the needs of the Navajo Generating Station. Sierra Pacific has a transportation services contract with Union Pacific Railroad Company to ship coal from various origins in central Utah, western Colorado and Wyoming that expires December 31, 2019. The Navajo Generating Station, jointly owned by Nevada Power along with other entities and operated by Salt River Project, has a coal purchase agreement that extends through December 2019.

Energy Imbalance Market

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

The Nevada Utilities will continue to monitor regional market expansion efforts, including creation of a regional Independent System Operator ("ISO"). California Senate Bill No. 350, which was passed in October 2015, authorized the California legislature to consider making changes to current laws that would create an independent governance structure for a regional ISO during the 2017 legislative session. The California legislature did not pass any legislation related to a regional ISO during its 2018 legislative session, which closed August 31, 2018.

Transmission and Distribution

The Nevada Utilities' transmission system is part of the Western Interconnection, a regional grid in the United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The Nevada Utilities' transmission system, together with contractual rights on other transmission systems, enables the Nevada Utilities to integrate and access generation resources to meet their customer load requirements. Nevada Power's transmission and distribution systems included approximately 2,000 miles of transmission lines, 25,000 miles of distribution lines and 210 substations as of December 31, 2018. Sierra Pacific's transmission and distribution systems included approximately 2,300 miles of transmission lines, 17,700 miles of distribution lines and 200 substations as of December 31, 2018.

ON Line is a 231-mile, 500-kV transmission line connecting Nevada Power's and Sierra Pacific's service territories. ON Line provides the ability to jointly dispatch energy throughout Nevada and provide access to renewable energy resources in parts of northern and eastern Nevada, which enhances the Nevada Utilities' ability to manage and optimize their generating facilities. ON Line provides between 600 and 900 MWs of transfer capability with interconnection between the Robinson Summit substation on the Sierra Pacific system and the Harry Allen substation on the Nevada Power system. ON Line was a joint project between the Nevada Utilities and Great Basin Transmission, LLC. The Nevada Utilities own a 25% interest in ON Line and have entered into a long-term transmission use agreement with Great Basin Transmission, LLC for its 75% interest in ON Line until 2054. The Nevada Utilities share of its 25% interest in ON Line and the long-term transmission use agreement is split 95% for Nevada Power and 5% for Sierra Pacific.

Future Generation

Energy Supply Planning

Within the energy supply planning process, there are three key components covering different time frames:

•
IRPs are filed by the Nevada Utilities for approval by the PUCN every three years and the Nevada Utilities may, as necessary, file amendments to their IRPs. IRPs are prepared in compliance with Nevada laws and regulations and cover a 20-year period. Nevada law governing the IRP process was modified in 2017 and now requires joint filings by Nevada Power and Sierra Pacific. IRPs develop a comprehensive, integrated plan that considers customer energy requirements and propose the resources to meet those requirements in a manner that is consistent with prevailing market fundamentals. The ultimate goal of the IRPs is to balance the objectives of minimizing costs and reducing volatility while reliably meeting the electric needs of the Nevada Utilities' customers. Costs incurred to complete projects approved through the IRP process still remain subject to review for reasonableness by the PUCN.

•
Energy Supply Plans ("ESP") are filed with the PUCN for approval and operate in conjunction with the PUCN-approved 20-year IRP. The ESP has a one- to three-year planning horizon and is an intermediate-term resource procurement and risk management plan that establishes the supply portfolio strategies within which intermediate-term resource requirements will be met with PUCN approval required for executing contracts of longer than three years.

•
Action plans are filed with the PUCN for approval and operate in conjunction with the PUCN-approved 20-year IRP and PUCN-approved ESP. The action plan establishes tactical execution activities with a one-month to twelve-month focus.

In June 2018, the Nevada Utilities filed with the PUCN a joint application for approval of a 2019-2038 Triennial IRP, a 2019-2021 ESP and a 2019-2021 Action Plan. As part of the filings, the Nevada Utilities requested approval of six power purchase agreements for 1,001 MWs of solar photovoltaic generating resources, three battery energy storage systems with dispatch capability of 100 MWs over four hours, transmission network upgrades and the conditional early retirement of North Valmy Unit 1 generating station in 2021. The conditions for the early retirement of North Valmy Unit 1 generating station require the Nevada Utilities to have, or have access to, adequate capacity to serve customers. In December 2018, the PUCN approved these requests. Some intervening parties have filed petitions for reconsideration.

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

Emissions Reduction and Capacity Replacement Plan

In compliance with Senate Bill No. 123, Nevada Power retired 557 MWs of coal-fueled generation in 2017 and will retire an additional 255 MWs of coal-fueled generation in 2019. Consistent with the Emissions Reduction and Capacity Replacement Plan ("ERCR Plan"), between 2014 and 2016, Nevada Power acquired 536 MWs of natural gas generating resources, executed long-term power purchase agreements for 200 MWs of nameplate renewable energy capacity and constructed a 15-MW solar photovoltaic facility. Nevada Power has the option to acquire 35 MWs of nameplate renewable energy capacity in the future under the ERCR Plan, subject to PUCN approval.

Energy-Efficiency Programs

The Nevada Utilities have provided a comprehensive set of energy efficiency, demand response and conservation programs to their Nevada electric customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy audits and customer education and awareness efforts that provide information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, the Nevada Utilities have offered rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Energy efficiency program costs are recovered through annual rates set by the PUCN, and adjusted based on the Nevada Utilities' annual filing to recover current program costs and any over or under collections from the prior filing, subject to prudence review. During 2018, Nevada Power spent $34 million on energy efficiency programs, resulting in an estimated 157,084 MWhs of electric energy savings and an estimated 240 MWs of electric peak load management. During 2018, Sierra Pacific spent $12 million on energy efficiency programs, resulting in an estimated 58,277 MWhs of electric energy savings and an estimated 25 MWs of electric peak load management.

Regulated Natural Gas Operations

Sierra Pacific is engaged in the procurement, transportation, storage and distribution of natural gas for customers in its service territory. Sierra Pacific purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the natural gas from the production areas to Sierra Pacific's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. Sierra Pacific sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2018, 11% of the total natural gas delivered through Sierra Pacific's distribution system was for transportation service.

Natural gas property consists primarily of natural gas mains and service lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of Sierra Pacific included 3,400 miles of natural gas mains and service lines as of December 31, 2018.

Customer Usage and Seasonality

The percentages of natural gas sold to Sierra Pacific's retail and wholesale customers by class of customer, total Dth of natural gas sold, total Dth of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2018	2017	2016

Residential	55%	53%	52%
Commercial(1)	28	27	26
Industrial(1)	11	9	9
Total retail	94	89	87
Wholesale	6	11	13
	100%	100%	100%

Total Dth of natural gas sold (in thousands)	18,334	19,313	17,677
Total Dth of transportation service (in thousands)	2,250	1,977	2,256
Total average number of retail customers (in thousands)	167	165	163

(1)
Commercial and industrial customers are classified primarily based on their natural gas usage. Commercial customers are non-residential customers with monthly gas usage less than 12,000 therms during five consecutive winter months. Industrial customers are non-residential customers that use natural gas in excess of 12,000 therms during one or more winter months.

There are seasonal variations in Sierra Pacific's regulated natural gas business that are principally due to the use of natural gas for heating. Typically, 48-58% of Sierra Pacific's regulated natural gas revenue is reported in the months of December through March.

On February 19, 2018, Sierra Pacific recorded its highest peak-day natural gas delivery of 144,024 Dth, which is 19,550 Dth less than the record peak-day delivery of 163,574 Dth set on December 9, 2013. This peak-day delivery consisted of 93% traditional retail sales service and 7% transportation service.

Fuel Supply and Capacity

The purchase of natural gas for Sierra Pacific's regulated natural gas operations is done in combination with the purchase of natural gas for Sierra Pacific's regulated electric operations. In response to energy supply challenges, Sierra Pacific has adopted an approach to managing the energy supply function that has three primary elements, as discussed earlier under Generating Facilities and Fuel Supply. Similar to Sierra Pacific's regulated electric operations, as long as Sierra Pacific's purchases of natural gas are deemed prudent by the PUCN, through its annual prudency review, Sierra Pacific is permitted to recover the cost of natural gas. Sierra Pacific also has the ability, with PUCN approval, to reset quarterly BTER, based on the last twelve months fuel costs, and to reset quarterly DEAA.

Employees

As of December 31, 2018, Nevada Power had approximately 1,400 employees, of which approximately 700 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

As of December 31, 2018, Sierra Pacific had approximately 1,000 employees, of which approximately 500 were covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers.

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

The suppliers purchase electricity from generators, sell the electricity to end-user customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to an industry standard "Distribution Connection and Use of System Agreement." During 2018, RWE Npower PLC and certain of its affiliates and British Gas Trading Limited represented 19% and 13%, respectively, of the total combined distribution revenue of the Northern Powergrid Distribution Companies. Variations in demand from end-users can affect the revenues that are received by the Northern Powergrid Distribution Companies in any year, but such variations have no effect on the total revenue that the Northern Powergrid Distribution Companies are allowed to recover in a price control period. Under- or over-recoveries against price-controlled revenues are carried forward into prices for future years.

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

The price controlled revenue of the Northern Powergrid Distribution Companies is set out in the special conditions of the licenses of those companies. The licenses are enforced by the regulator, GEMA, through the Ofgem and limit increases to allowed revenues (or may require decreases) based upon the rate of inflation, other specified factors and other regulatory action. Changes to the price controls can be made by the regulator, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition and Markets Authority ("CMA"). It has been the convention in Great Britain for regulators to conduct periodic regulatory reviews before making proposals for any changes to the price controls. The current electricity distribution price control became effective April 1, 2015 and is expected to continue through March 31, 2023.

GWhs and percentages of electricity distributed to the Northern Powergrid Distribution Companies' end-users and the total number of end-users as of and for the years ended December 31 were as follows:

	2018		2017		2016
Northern Powergrid (Northeast) Limited:
Residential	5,104	36%	5,125	36%	5,227	36%
Commercial(1)	1,741	12	1,782	13	2,222	15
Industrial(1)	7,296	51	7,134	50	6,963	48
Other	172	1	198	1	214	1
	14,313	100%	14,239	100%	14,626	100%

Northern Powergrid (Yorkshire) plc:
Residential	7,434	35%	7,509	36%	7,612	36%
Commercial(1)	2,517	12	2,558	12	3,116	15
Industrial(1)	10,901	52	10,716	51	10,275	48
Other	249	1	268	1	290	1
	21,101	100%	21,051	100%	21,293	100%

Total electricity distributed	35,414		35,290		35,919

Number of end-users (in thousands):
Northern Powergrid (Northeast) Limited	1,606		1,603		1,602
Northern Powergrid (Yorkshire) plc	2,305		2,301		2,301
	3,911		3,904		3,903

(1)
The increase in industrial and decrease in commercial is largely due to the Great Britain-wide customer reclassifications which are in progress (as a result of Ofgem approved industry changes), negatively impacting commercial volumes by 100 GWhs in 2018 compared to 2017 and 700 GWhs in 2017 compared to 2016.

As of December 31, 2018, the Northern Powergrid Distribution Companies' combined electricity distribution network included approximately 17,400 miles of overhead lines, 42,300 miles of underground cables and 780 major substations.

BHE PIPELINE GROUP

The BHE Pipeline Group consists of BHE's interstate natural gas pipeline companies, Northern Natural Gas and Kern River.

Northern Natural Gas

Northern Natural Gas, an indirect wholly owned subsidiary of BHE, owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, which reaches from west Texas to Michigan's Upper Peninsula. Northern Natural Gas primarily transports and stores natural gas for utilities, municipalities, gas marketing companies and industrial and commercial users. Northern Natural Gas' pipeline system consists of two commercial segments. Its traditional end-use and distribution market area in the northern part of its system, referred to as the Market Area, includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois. Its natural gas supply and delivery service area in the southern part of its system, referred to as the Field Area, includes points in Kansas, Texas, Oklahoma and New Mexico. The Market Area and Field Area are separated at a Demarcation Point ("Demarc"). Northern Natural Gas' pipeline system consists of 14,700 miles of natural gas pipelines, including 6,300 miles of mainline transmission pipelines and 8,400 miles of branch and lateral pipelines, with a Market Area design capacity of 6.0 Bcf per day, a Field Area delivery capacity of 1.7 Bcf per day to the Market Area and 1.4 Bcf per day to the West Texas area and over 79 Bcf of firm service and operational storage cycle capacity in five storage facilities. Northern Natural Gas' pipeline system is configured with approximately 2,300 active receipt and delivery points which are integrated with the facilities of LDCs. Many of Northern Natural Gas' LDC customers are part of combined utilities that also use natural gas as a fuel source for electric generation. Northern Natural Gas delivered over 1.2 trillion cubic feet ("Tcf") of natural gas to its customers in 2018.

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

Northern Natural Gas' operating revenue for the years ended December 31 was as follows (in millions):

	2018		2017		2016
Transportation:
Market Area	$518	58%	$504	73%	$492	77%
Field Area - deliveries to Demarc	102	11	36	5	23	4
Field Area - other deliveries	71	9	50	8	41	6
Total transportation	691	78	590	86	556	87
Storage	68	8	71	10	69	11
Total transportation and storage revenue	759	86	661	96	625	98
Gas, liquids and other sales	128	14	28	4	11	2
Total operating revenue	$887	100%	$689	100%	$636	100%

Substantially all of Northern Natural Gas' Market Area transportation revenue is generated from reservation charges, with the balance from usage charges. Northern Natural Gas transports natural gas primarily to local distribution markets and end-users in the Market Area. Northern Natural Gas provides service to 81 utilities, including MidAmerican Energy, an affiliate company, which serve numerous residential, commercial and industrial customers. Most of Northern Natural Gas' transportation capacity in the Market Area is committed to customers under firm transportation contracts, where customers pay Northern Natural Gas a monthly reservation charge for the right to transport natural gas through Northern Natural Gas' system. Reservation charges are required to be paid regardless of volumes transported or stored. As of December 31, 2018, approximately 85% of Northern Natural Gas' customers' entitlement in the Market Area have terms beyond 2020 and approximately two-thirds beyond 2022. As of December 31, 2018, the weighted average remaining contract term for Northern Natural Gas' Market Area firm transportation contracts is over eight years.

Northern Natural Gas' Field Area customers consist primarily of energy marketing companies and midstream companies, which take advantage of the price spread opportunities created between Field Area supply points and Demarc. In addition, there are a growing number of midstream customers that are delivering gas south in the Field Area to the Waha Hub market. The remaining Field Area transportation service is sold to power generators connected to Northern Natural Gas' system in Texas and New Mexico that are contracted on a long-term basis with a weighted average remaining contract term of seven years, and various LDCs, energy marketing companies and midstream companies for both connected and off-system markets.

Northern Natural Gas' storage services are provided through the operation of one underground natural gas storage field in Iowa, two underground natural gas storage facilities in Kansas and two LNG storage peaking units, one in Iowa and one in Minnesota. The three underground natural gas storage facilities and two LNG storage peaking units have a total firm service and operational storage cycle capacity of over 79 Bcf and over 2.2 Bcf per day of peak delivery capability. These storage facilities provide operational flexibility for the daily balancing of Northern Natural Gas' system and provide services to customers for their winter peaking and year-round load swing requirements. Northern Natural Gas has 65.1 Bcf of firm storage contracts with cost-based and market-based rates. Firm storage contracts with cost-based rates, representing 57.1 Bcf, have an average remaining contract term of six years and are contracted at maximum tariff rates. The remaining firm storage contracts with market-based rates, representing 8.0 Bcf, have an average remaining contract term of nine years.

Except for quantities of natural gas owned and managed for operational and system balancing purposes, Northern Natural Gas does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes accounts for the majority of the remaining operating revenue.

During 2018, Northern Natural Gas had two customers that each accounted for greater than 10% of its transportation and storage revenue and its ten largest customers accounted for 60% of its system-wide transportation and storage revenue. Northern Natural Gas has agreements with terms through 2027 and 2034 to retain the majority of its two largest customers' volumes. The loss of any of these significant customers, if not replaced, could have a material adverse effect on Northern Natural Gas.

Northern Natural Gas' extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to multiple major supply basins. Direct access is available from producers in the Anadarko, Permian and Hugoton basins, some of which have recently experienced increased production from shale and tight sands formations adjacent to Northern Natural Gas' pipeline. Since 2011, the pipeline has connected 2,145,000 Dth per day of supply access from the Wolfberry shale formation in west Texas and from the Granite Wash tight sands formations in the Texas panhandle and in Oklahoma. Additionally, Northern Natural Gas has interconnections with several interstate pipelines and several intrastate pipelines with receipt, delivery, or bi-directional capabilities. Because of Northern Natural Gas' location and multiple interconnections it is able to access natural gas from other key production areas, such as the Rocky Mountain, Williston, including the Bakken formation, and western Canadian basins. The Rocky Mountain basins are accessed through interconnects with Trailblazer Pipeline Company, Tallgrass Interstate Gas Transmission, LLC, Cheyenne Plains Gas Pipeline Company, LLC, Colorado Interstate Gas Company and Rockies Express Pipeline, LLC ("REX"). The western Canadian basins are accessed through interconnects with Northern Border Pipeline Company ("Northern Border"), Great Lakes Gas Transmission Limited Partnership ("Great Lakes") and Viking Gas Transmission Company ("Viking"). This supply diversity and access to both stable and growing production areas provides significant flexibility to Northern Natural Gas' system and customers.

Northern Natural Gas' system experiences significant seasonal swings in demand and revenue typically with over 60% of transportation revenue occurring during the months of November through March. This seasonality provides Northern Natural Gas with opportunities to deliver additional value-added services, such as firm and interruptible storage services. As a result of Northern Natural Gas' geographic location in the middle of the United States and its many interconnections with other pipelines, Northern Natural Gas has the opportunity to augment its steady end user and LDC revenue by capitalizing on opportunities for shippers to reach additional markets, such as Chicago, Illinois, other parts of the Midwest, and Texas, through interconnects.

Kern River

Kern River, an indirect wholly owned subsidiary of BHE, owns an interstate natural gas pipeline system that extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River's pipeline system consists of 1,700 miles of natural gas pipelines, including 1,400 miles of mainline section and 300 miles of common facilities, with a design capacity of 2,166,575 Dth, or 2.2 Bcf, per day. Kern River owns the entire mainline section, which extends from the system's point of origination near Opal, Wyoming, through the Central Rocky Mountains to Daggett, California. The mainline section consists of 1,300 miles of 36-inch diameter pipeline and 100 miles of various laterals that connect to the mainline. The common facilities are jointly owned by Kern River and Mojave Pipeline Company ("Mojave") as tenants-in-common. Except for quantities of natural gas owned for operational purposes, Kern River does not own the natural gas that is transported through its system. Kern River's transportation rates are cost-based. The rates are designed to provide Kern River with an opportunity to recover its costs of providing services and earn a reasonable return on its investments.

Kern River's rates are based on a levelized rate design with recovery of 70% of the original investment during the initial long-term contracts ("Period One rates"). After expiration of the initial term, eligible customers have the option to elect service at rates ("Period Two rates") that are lower than Period One rates because they are designed to recover the remaining 30% of the original investment. To the extent that eligible customers do not contract for service at Period Two rates, the volumes are turned back and sold at market rates for varying terms. As of December 31, 2018, initial Period One contracts total 411,000 Dth. Period Two contracts total 974,950 Dth and 515,056 Dth per day of total turned back volume have an average remaining contract term of nearly three years. The remaining capacity is sold on a short-term basis at market rates.

As of December 31, 2018, approximately 84% of Kern River's design capacity of 2,166,575 Dth per day is contracted pursuant to long-term firm natural gas transportation service agreements, whereby Kern River receives natural gas on behalf of customers at designated receipt points and transports the natural gas on a firm basis to designated delivery points. In return for this service, each customer pays Kern River a fixed monthly reservation fee based on each customer's maximum daily quantity, which represents 89% of total operating revenue, and a commodity charge based on the actual amount of natural gas transported pursuant to its long-term firm natural gas transportation service agreements and Kern River's tariff.

These long-term firm natural gas transportation service agreements expire between March 2020 and April 2033 and have a weighted-average remaining contract term of nearly nine years. Kern River's customers include electric and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and financial institutions. As of December 31, 2018, nearly 73% of the firm capacity under contract has primary delivery points in California, with the flexibility to access secondary delivery points in Nevada and Utah. Kern River provided 22% of California's demand for natural gas in 2017.

During 2018, Kern River had two customers, including Nevada Power Company, d/b/a NV Energy, that each accounted for greater than 10% of its revenue. The loss of these significant customers, if not replaced, could have a material adverse effect on Kern River.

Competition

The Pipeline Companies compete with other pipelines on the basis of cost, flexibility, reliability of service and overall customer service, with the customer's decision being made primarily on the basis of delivered price, which includes both the natural gas commodity cost and its transportation cost. Natural gas also competes with alternative energy sources, including coal, nuclear energy, wind, geothermal, solar and fuel oil. Legislation and governmental regulations, the weather, the futures market, production costs and other factors beyond the control of the Pipeline Companies influence the price of the natural gas commodity.

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

Northern Natural Gas' major competitors in the Market Area include ANR Pipeline Company, Northern Border, Natural Gas Pipeline Company of America LLC, Great Lakes and Viking. In the Field Area, where the majority of Northern Natural Gas' capacity is used for transportation services provided on a short-term firm basis, Northern Natural Gas competes with a large number of interstate and intrastate pipeline companies.

Northern Natural Gas' attractive competitive position relative to other pipelines in the upper Midwest is reinforced each winter as customers expect, and receive, reliable deliveries of natural gas for their critical markets. Northern Natural Gas provides customers access to multiple supply basins that allow customers to obtain reliable supplies at competitive prices, not subject to the natural gas grid dynamics from pipeline competition that would limit customers to a singular supply source. Northern Natural Gas' Field Area has access to diverse Mid-Continent, Permian and Rockies supplies delivered to Market Area customers at Demarc at significantly lower prices than their alternative supply source. The benefits of Northern Natural Gas' system is particularly demonstrated during extreme winter conditions such as the polar vortex of 2013-2104 and severe cold weather that impacted Northern Natural Gas' Market Area in January 2019. During these periods of high market demand, customers have received all of their scheduled deliveries, without interruption, due to Northern Natural Gas' extensive, reticulated pipeline system.

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

Kern River competes with various interstate pipelines in developing expansion projects and entering into long-term agreements to serve market growth in Southern California; Las Vegas, Nevada; and Salt Lake City, Utah. Kern River also competes with various interstate pipelines and their customers to market unutilized capacity under shorter term transactions. Kern River provides its customers with supply diversity through interconnections with pipelines such as Northwest Pipeline LLC, Colorado Interstate Gas Company, Overland Trails Transmission, LLC, Dominion Energy Questar Pipeline LLC and Dominion Energy Questar Overthrust Pipeline LLC; and storage facilities such as Spire Storage West LLC and Clear Creek Storage Company, LLC. These interconnections, in addition to the direct interconnections to natural gas processing facilities in Wyoming and California, allow Kern River to access natural gas reserves in Colorado, northwestern New Mexico, Wyoming, Utah, California and the Western Canadian Sedimentary Basin.

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

BHE TRANSMISSION

AltaLink

ALP, an indirect wholly owned subsidiary of BHE acquired on December 1, 2014, is a regulated electric transmission-only company headquartered in Alberta, Canada serving approximately 85% of Alberta's population. ALP connects generation plants to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory, which covers a diverse geographic area including most major urban centers in central and southern Alberta. ALP's transmission facilities, consisting of approximately 8,200 miles of transmission lines and 310 substations as of December 31, 2018, are an integral part of the Alberta Integrated Electric System ("AIES").

The AIES is a network or grid of transmission facilities operating at high voltages ranging from 69 kVs to 500 kVs. The grid delivers electricity from generating units across Alberta, Canada through approximately 16,000 miles of transmission. The AIES is interconnected to British Columbia's transmission system that links Alberta with the North American western interconnected system.

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

The AESO mandate is defined in the Electric Utilities Act and its regulations, and requires the AESO to assess both current and future needs of Alberta's interconnected electrical system. In July 2017, the AESO released the 2017 Long-Term Outlook ("LTO"), which is a forecast used as one input to guide the AESO in planning Alberta's transmission system. In January 2018, the AESO finalized and made available the 2017 Long-Term Transmission Plan ("LTP"). The 2017 LTP places increased focus on the evolving economy, policy changes and environmental initiatives, including renewable generation additions and the phase-out of coal-fueled generation whenever possible. The plan was developed with the goal of efficient utilization of existing and planned transmission systems in areas where high renewables potential exists, and timely addition of necessary new transmission developments. The AESO has forecast Alberta's electricity demand to grow at an annual rate of 0.9% until 2037. Future generation investments are expected to keep pace with load growth and coal-fueled generation replacements, as well as generation additions primarily through the Renewable Electricity Program. The 2017 LTP identifies 15 transmission developments across Alberta proposed over the next five years valued at approximately C$1 billion. Regulatory approval for all identified developments is still required.

BHE U.S. Transmission

BHE U.S. Transmission is engaged in various joint ventures to develop, own and operate transmission assets and is pursuing additional investment opportunities in the United States. Currently, BHE U.S. Transmission has two joint ventures with transmission assets that are operational.

BHE U.S. Transmission indirectly owns a 50% interest in ETT, along with subsidiaries of American Electric Power Company, Inc. ("AEP"). ETT owns and operates electric transmission assets in the ERCOT and, as of December 31, 2018, had total assets of $3.0 billion. ETT's transmission system includes approximately 1,200 miles of transmission lines and 36 substations as of December 31, 2018.

BHE U.S. Transmission also indirectly owns a 25% interest in Prairie Wind Transmission, LLC, a joint venture with AEP and Westar Energy, Inc., to build, own and operate a 108-mile, 345-kV transmission project in Kansas. The project cost $158 million and was fully placed in-service in November 2014.

BHE RENEWABLES

The subsidiaries comprising the BHE Renewables reportable segment own interests in several independent power projects in the United States and in the Philippines. The following table presents certain information concerning these independent power projects as of December 31, 2018:

				Power		Facility	Net
				Purchase		Net	Owned
		Energy		Agreement	Power	Capacity	Capacity
Generating Facility	Location	Source	Installed	Expiration	Purchaser(1)	(MWs)(2)	(MWs)(2)
SOLAR:
Topaz	California	Solar	2013-2014	2039	PG&E	550	550
Solar Star 1	California	Solar	2013-2015	2035	SCE	310	310
Solar Star 2	California	Solar	2013-2015	2035	SCE	276	276
Agua Caliente	Arizona	Solar	2012-2013	2039	PG&E	290	142
Community Solar Gardens(6)	Minnesota	Solar	2016-2018	2041-2043	(5)	98	98
Alamo 6	Texas	Solar	2017	2042	CPS	110	110
Pearl	Texas	Solar	2017	2042	CPS	50	50
						1,684	1,536
WIND:
Bishop Hill II	Illinois	Wind	2012	2032	Ameren	81	81
Pinyon Pines I	California	Wind	2012	2035	SCE	168	168
Pinyon Pines II	California	Wind	2012	2035	SCE	132	132
Jumbo Road	Texas	Wind	2015	2033	AE	300	300
Marshall	Kansas	Wind	2016	2036	MJMEC, KPP, KMEA & COIMO	72	72
Grande Prairie	Nebraska	Wind	2016	2036	OPPD	400	400
Santa Rita	Texas	Wind	2018	2030-2038	KC, CODTX	300	300
Walnut Ridge	Illinois	Wind	2018	2028	USGSA	212	212
						1,665	1,665
GEOTHERMAL:
Imperial Valley Projects	California	Geothermal	1982-2000	(3)	(3)	338	338

HYDROELECTRIC:
Casecnan Project(4)	Philippines	Hydroelectric	2001	2021	NIA	150	128
Wailuku	Hawaii	Hydroelectric	1993	2023	HELCO	10	10
						160	138
NATURAL GAS:
Saranac	New York	Natural Gas	1994	2019	TEMUS	245	196
Power Resources	Texas	Natural Gas	1988	2018	EDF	212	212
Yuma	Arizona	Natural Gas	1994	2024	SDG&E	50	50
Cordova	Illinois	Natural Gas	2001	2019	EGC	512	512
						1,019	970

Total Available Generating Capacity						4,866	4,647

(1)
TransAlta Energy Marketing U.S. ("TEMUS"); EDF Energy Services, LLC ("EDF"); San Diego Gas & Electric Company ("SDG&E"); Exelon Generation Company, LLC ("EGC"); Pacific Gas and Electric Company ("PG&E"), Ameren Illinois Company ("Ameren"), Southern California Edison ("SCE"), the Philippine National Irrigation Administration ("NIA"); Hawaii Electric Light Company, Inc. ("HELCO"); Austin Energy ("AE"); Omaha Public Power District ("OPPD"); Kimberly-Clark Corporation ("KC"); City of Denton, TX ("CODTX"); U.S. General Services Administration ("USGSA"); Missouri Joint Municipal Electric Commission ("MJMEC"); Kansas Power Pool ("KPP"); Kansas Municipal Energy Agency ("KMEA"); City of Independence, MO ("COIMO"); and CPS Energy ("CPS").

(2)
Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates BHE Renewables' ownership of Facility Net Capacity.

(3)
The majority of the Imperial Valley Projects' Contract Capacity is currently sold to Southern California Edison Company under long-term power purchase agreements expiring in 2019 through 2026. Certain long-term power purchase agreement renewals have been entered into with other parties that begin upon the existing contracts' expiration and expire in 2028 and 2039.

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

(6)
The community solar gardens project is consolidated in the table above for convenience as it consists of 98 distinct entities that each own an approximately 1-MW solar garden with independent but substantially similar terms and conditions.

Additionally, BHE Renewables has invested $1.9 billion in eleven wind projects sponsored by third parties, commonly referred to as tax equity investments.

BHE Renewables' operating revenue is derived from the following business activities for the years ended December 31 (in millions):

	2018	2017	2016

Solar	51%	52%	49%
Wind	18	17	19
Geothermal	19	19	20
Hydro	5	6	4
Natural gas	7	6	8
Total operating revenue	100%	100%	100%

HOMESERVICES

HomeServices, a majority-owned subsidiary of BHE, is the second-largest residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking; title and closing services; property and casualty insurance; home warranties; relocation services; and other home-related services. HomeServices' real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, HomeServices' operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year. HomeServices' owned brokerages currently operate in nearly 880 offices in 30 states and the District of Columbia with over 42,500 real estate agents under 47 brand names. The United States residential real estate brokerage business is subject to the general real estate market conditions, is highly competitive and consists of numerous local brokers and agents in each market seeking to represent sellers and buyers in residential real estate transactions. In October 2014, HomeServices acquired the remaining 50.1% of HomeServices Lending, a mortgage origination company.

In October 2012, HomeServices acquired a 66.7% interest in one of the largest residential real estate brokerage franchise networks in the United States, which offers and sells independently owned and operated residential real estate brokerage franchises. The noncontrolling interest member had the right to put the remaining 33.3% interest in the franchise business to HomeServices after March 2015 and HomeServices had the right to call the remaining 33.3% interest in the franchise business after completion and receipt of the 2017 financial statement audit at an option exercise formula based on historical financial performance. In April 2018, HomeServices exercised its call option and acquired the remaining 33.3% interest.

HomeServices' franchise network currently includes approximately 370 franchisees in nearly 1,600 brokerage offices throughout the United States and Europe with over 51,500 real estate agents under two brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

OTHER ENERGY BUSINESSES

Effective January 1, 2016, MidAmerican Energy Company transferred its nonregulated energy operations to MidAmerican Energy Services, LLC ("MES"), a subsidiary of BHE. MES is a nonregulated energy business consisting of competitive electricity and natural gas retail sales. MES' electric operations predominantly include sales to retail customers in Illinois, Ohio, Texas, Pennsylvania, Maryland and other states that allow customers to choose their energy supplier. MES' natural gas operations predominantly include sales to retail customers in Iowa and Illinois. Electricity and natural gas are purchased from producers and third party energy marketing companies and sold directly to commercial, industrial and governmental end-users. MES does not own electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2018, MES' contracts in place for the sale of electricity totaled 18,571 GWhs with an average term of 2.4 years and for the sale of natural gas totaled 25,717,425 Dth with an average term of 1.3 years. In addition, MES manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

The percentages of electricity sold to MES' retail customers by state for the years ended December 31 were as follows:

	2018	2017	2016

Illinois	45%	46%	48%
Ohio	23	23	21
Texas	16	15	13
Pennsylvania	9	8	8
Maryland	6	7	7
Other	1	1	3
	100%	100%	100%

The percentages of natural gas sold to MES' customers by state for the years ended December 31 were as follows:

	2018	2017	2016

Iowa	89%	86%	86%
Illinois	7	9	9
Other	4	5	5
	100%	100%	100%

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

With certain limited exceptions, the Utilities have an exclusive right to serve retail customers within their service territories and, in turn, have an obligation to provide service to those customers. In some jurisdictions, certain classes of customers may choose to purchase all or a portion of their energy from alternative energy suppliers, and in some jurisdictions retail customers can generate all or a portion of their own energy. Under Oregon law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all residential and nonresidential customers within its allocated service territory; however, nonresidential customers have the right to choose an alternative provider of energy supply. The impact of this right on PacifiCorp's consolidated financial results has not been material. In Washington, state law does not provide for exclusive service territory allocation. PacifiCorp's service territory in Washington is surrounded by other public utilities with whom PacifiCorp has from time to time entered into service area agreements under the jurisdiction of the WUTC. Under California law, PacifiCorp has the exclusive right and obligation to provide electricity distribution services to all residential and nonresidential customers within its allocated service territory; however, cities, counties and certain other public agencies have the right to choose to generate energy supply or elect an alternative provider of energy supply through the formation of a Community Choice Aggregator ("CCA"). To date, no CCA activity has occurred in PacifiCorp's California service territory. If a CCA is formed, PacifiCorp would continue to provide CCA customers transmission, distribution, metering and billing services and the CCA would provide generation supply. In addition, PacifiCorp would likely be able to collect costs from CCA customers for the generation-related costs that PacifiCorp incurred while they were customers of PacifiCorp. PacifiCorp would remain the electricity provider of last resort for these customers. In Illinois, state law has established a competitive environment so that all Illinois customers are free to choose their retail service supplier. For customers that choose an alternative retail energy supplier, MidAmerican Energy continues to have an ongoing obligation to deliver the supplier's energy to the retail customer. MidAmerican Energy bills the retail customer for such delivery services. MidAmerican Energy also has an obligation to serve customers at regulated cost-based rates and has a continuing obligation to serve customers who have not selected a competitive electricity provider. The impact of this right on MidAmerican Energy's financial results has not been material. In Nevada, Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one MW or more to file a letter of intent and application with the PUCN to acquire electric energy and ancillary services from another energy supplier. The law requires customers wishing to choose a new supplier to receive the approval of the PUCN to meet public interest standards. In particular, departing customers must secure new energy resources that are not under contract to the Nevada Utilities, the departure must not burden the Nevada Utilities with increased costs or cause any remaining customers to pay increased costs and the departing customers must pay their portion of any deferred energy balances, all as determined by the PUCN. Also, the Utilities and the state regulatory commissions are individually evaluating how best to integrate private generation resources into their service and rate design, including considering such factors as maintaining high levels of customer safety and service reliability, minimizing adverse cost impacts and fairly allocating costs among all customers.

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

PacifiCorp

Rate Filings

Under Utah law, the UPSC must issue a written order within 240 days of a public utility’s application for a general rate change, absent an order, the proposed rates go into effect as filed and are not subject to refund; the UPSC may allow interim rates to take effect within 45 days of an application, subject to refund or surcharge, if an adequate prima facie showing is established in hearing that the interim rate change is justified.

The OPUC has the authority to suspend proposed new rates for a period not to exceed more than six months, with an additional three-month extension, beyond the 30-day time period when the new rates would usually otherwise go into effect. Absent suspension or other action from the OPUC, new rates automatically go into effect 30 days from filing by the utility. Upon suspension by the OPUC, the OPUC is authorized to allow collection of an interim rate, subject to refund, during the pendency of the OPUC’s review of the rate request.

In Wyoming, the WPSC can allow interim rates to go into effect 30 days after the initial application but may require a bond to secure a refund for the amount. The WPSC may suspend the rates for final approval for a period not to exceed 10 months.

The WUTC has the authority to suspend proposed new rates, subject to hearing, for a period not to exceed 10 months beyond the 30-day time period when the new rate would usually otherwise go into effect.

Under Idaho law, the IPUC can suspend a filing for an initial period not to exceed five months, and an additional extension of 60 days with a showing of good cause.

The CPUC has the authority to suspend proposed new rates, subject to hearing, for a period not to exceed 18 months. The CPUC may extend the suspension period on a case-by-case period.

Adjustment Mechanisms

In addition to recovery through base rates, PacifiCorp also achieves recovery of certain costs through various adjustment mechanisms as summarized below.

State Regulator	Base Rate Test Period	Adjustment Mechanism
UPSC	Forecasted or historical with known and measurable changes(1)
EBA under which 100% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Wheeling revenue is also included in the mechanism.

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
PCAM under which 90% of the difference between forecasted net variable power costs and production tax credits established under the annual TAM and actual net variable power costs and production tax credits is deferred and reflected in future rates. The difference between the forecasted and actual net variable power costs and production tax credits must fall outside of an established asymmetrical deadband, with a negative annual power cost variance deadband of $15 million, and a positive annual power cost variance deadband of $30 million and is also subject to an earnings test of +/- 1% around PacifiCorp's allowed return on equity.

Annual TAM based on forecasted net variable power costs and production tax credits.

Renewable Adjustment Clause to recover the revenue requirement of new renewable resources and associated transmission costs that are not reflected in general rates.

Balancing account for proceeds from the sale of RECs.

WPSC	Forecasted or historical with known and measurable changes(1)
ECAM under which 70% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Chemical costs and start-up fuel costs are also included in the mechanism.

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

REC revenue tracking mechanism to provide credit of 100% of REC revenues.

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

Iowa law also permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for a 484-MW (MidAmerican Energy's share) coal-fueled generating facility, a 495-MW combined cycle natural gas-fueled generating facility and 6,639 MWs (nominal ratings) of wind-powered generating facilities, including 1,440 MWs (nominal ratings) under construction, as of December 31, 2018. These ratemaking principles established cost caps for the projects and authorized a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities in any future Iowa rate proceeding. As of December 31, 2018, the generating facilities in service totaled $6.9 billion, or 42%, of MidAmerican Energy's regulated property, plant and equipment, net and were subject to these ratemaking principles at a weighted average return on equity of 11.6% with a weighted average remaining life of 32 years.

Under its current Iowa, Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric sales through fuel, or energy, cost adjustment mechanisms. The Iowa mechanism also includes production tax credits associated with wind-powered generation placed in-service prior to 2013, except for production tax credits earned by repowered facilities, which totaled 636 MWs as of December 31, 2018. Eligibility for production tax credits associated with MidAmerican Energy's earliest projects began expiring in 2014. Additionally, MidAmerican Energy has transmission adjustment clauses to recover certain transmission charges related to retail customers in all jurisdictions. The adjustment mechanisms reduce the regulatory lag for the recovery of energy and transmission costs related to retail electric customers in these jurisdictions.

Of the wind-powered generating facilities placed in-service as of December 31, 2018, 2,914 MWs (nominal ratings) have not been included in the determination of MidAmerican Energy's Iowa retail electric base rates. In accordance with the related ratemaking principles, until such time as these generation assets are reflected in base rates and ceasing thereafter, MidAmerican Energy reduced its revenue from Iowa energy adjustment clause recoveries by $9 million in 2016 and by $12 million for each calendar year thereafter.

MidAmerican Energy has mechanisms in Iowa where rate base may be reduced. The revenue sharing mechanism originates from multiple ratemaking principles proceedings and reduces rate base for Iowa electric returns on equity exceeding an established benchmark. The retail customer benefit mechanism, which reduces rate base for the value of higher cost retail energy displaced by covered wind-powered production, applies to the wind-powered generating facilities placed in-service in 2016 under the Wind X project and facilities to be constructed under the Wind XII project approved by the IUB in 2018.

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

NV Energy (Nevada Power and Sierra Pacific)

Rate Filings

Nevada statutes require the Nevada Utilities to file electric general rate cases at least once every three years with the PUCN. Sierra Pacific may also file natural gas general rate cases with the PUCN. The Nevada Utilities are also subject to a two-part fuel and purchased power adjustment mechanism. The Nevada Utilities make quarterly filings to reset BTER, based on the last 12 months of fuel and purchased power costs. The difference between actual fuel and purchased power costs and the revenue collected in the BTER is deferred into a balancing account. The DEAA rate clears amounts deferred into the balancing account. Nevada regulations allow an electric or natural gas utility that adjusts its BTER on a quarterly basis to request PUCN approval to make quarterly changes to its DEAA rate if the request is in the public interest. During required annual DEAA proceedings, the prudence of fuel and purchased power costs is reviewed, and if any costs are disallowed on such grounds, the disallowances will be incorporated into the next quarterly BTER rate change. Also, on an annual basis, the Nevada Utilities (a) seek a determination that energy efficiency program expenditures were reasonable, (b) request that the PUCN reset base and amortization energy efficiency program rates, and (c) request that the PUCN reset base and amortization energy efficiency implementation rates. When the Nevada Utilities' regulatory earned rate of return for a calendar year exceeds the regulatory rate of return used to set base tariff general rates, they are obligated to refund energy efficiency implementation revenue previously collected for that year.

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

Net Metering

Nevada enacted Assembly Bill 405 ("AB 405") on June 15, 2017. The legislation, among other things, established net metering crediting rates for private generation customers with installed net metering systems less than 25 kilowatts. Under AB 405, private generation customers will be compensated at 95% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the first 80 MWs of cumulative installed capacity of all net metering systems in Nevada, 88% of the rate for the next 80 MWs, 81% of the rate for the next 80 MWs and 75% of the rate for any additional private generation capacity. As of December 31, 2018, the cumulative installed and applied-for capacity of net metering systems under AB 405 in Nevada was 118 MWs.

Energy Choice Initiative - Deregulation

In November 2016, a majority of Nevada voters supported a ballot measure to amend Article 1 of the Nevada Constitution. If it had been approved again in 2018, the proposed constitutional amendment would have required the Nevada Legislature to create, on or before July 2023, an open and competitive retail electric market that included provisions to reduce costs to customers, protect against service disconnections and unfair practices and prohibit the granting of monopolies and exclusive franchises for the generation of electricity. In November 2018, the Nevada voters rejected the ballot measure.

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

Wholesale Electricity and Capacity

The FERC regulates the Utilities' rates charged to wholesale customers for electricity and transmission capacity and related services. Much of the Utilities' wholesale electricity sales and purchases occur under market-based pricing allowed by the FERC and are therefore subject to market volatility. The Utilities are precluded from selling at market-based rates in the PacifiCorp-East, PacifiCorp-West, Idaho Power Company and NorthWestern Energy balancing authority areas. Wholesale electricity sales in those specific balancing authority areas are permitted at cost-based rates. PacifiCorp and the Nevada Utilities have been granted the authority to bid into the California EIM at market-based rates.

The Utilities' authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the Utilities are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. PacifiCorp, the Nevada Utilities and certain affiliates, representing the BHE Northwest Companies, file together for market power study purposes. The BHE Northwest Companies' most recent triennial filing was made in June 2016 and, as to its non-mitigated balancing authority areas, was approved in November 2017. MidAmerican Energy and certain affiliates file together for market power study purposes of the FERC-defined Northeast Region. The most recent triennial filing for the Northeast Region was made in June 2017 and an order accepting it was issued in January 2018. MidAmerican Energy and certain affiliates file together for market power study purposes of the FERC-defined Central Region. The most recent triennial filing for the Central Region was made in December 2017 and an order accepting it was issued in November 2018. Under the FERC's market-based rules, the Utilities must also file with the FERC a notice of change in status when there is a change in the conditions that the FERC relied upon in granting market-based rate authority.

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

MidAmerican Energy has approval from the MISO to construct and own four Multi-Value Projects ("MVPs") located in Iowa and Illinois that will have added approximately 250 miles of 345-kV transmission line to MidAmerican Energy's transmission system since 2012, of which 224 miles have been placed in-service as of December 31, 2018. The MISO OATT allows for broad cost allocation for MidAmerican Energy's MVPs, including similar MVPs of other MISO participants. Accordingly, a significant portion of the revenue requirement associated with MidAmerican Energy's MVP investments will be shared with other MISO participants based on the MISO's cost allocation methodology, and a portion of the revenue requirement of the other participants' MVPs will be allocated to MidAmerican Energy. Additionally, MidAmerican Energy has approval from the FERC to include 100% of construction work-in-progress in the determination of rates for its MVPs and to use a forward-looking rate structure for all of its transmission investments and costs. The transmission assets and financial results of MidAmerican Energy's MVPs are excluded from the determination of its retail electric rates.

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

Hydroelectric

The FERC licenses and regulates the operation of hydroelectric systems, including license compliance and dam safety programs. Most of PacifiCorp's hydroelectric generating facilities are licensed by the FERC as major systems under the Federal Power Act, and certain of these systems are licensed under the Oregon Hydroelectric Act. Under the Federal Power Act, 18 developments associated with PacifiCorp's hydroelectric generating facilities licensed with the FERC are classified as "high hazard potential," meaning it is probable in the event of a dam failure that loss of human life in the downstream population could occur. The FERC provides guidelines utilized by PacifiCorp in development of public safety programs consisting of a dam safety program and emergency action plans.

PacifiCorp's Klamath River hydroelectric system is the only significant hydroelectric system for which PacifiCorp has a pending relicensing process with the FERC. Refer to Note 15 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for an update regarding hydroelectric relicensing for PacifiCorp's Klamath River hydroelectric system.

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

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the United States Department of Energy ("DOE") is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities were previously being financed by fees charged to owners and generators of the waste. In accordance with a 2013 ruling by the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit"), the DOE, in May 2014, provided notice that, effective May 16, 2014, the spent nuclear fuel disposal fee would be zero. In 2004, Exelon Generation, reached a settlement with the DOE concerning the DOE's failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE's delay. Exelon Generation has completed construction of an interim spent fuel storage installation ("ISFSI") at Quad Cities Station to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first pad at the ISFSI is expected to facilitate storage of casks to support operations at Quad Cities Station until at least 2020. The first storage in a dry cask commenced in November 2005. By 2020, Exelon Generation plans to add a second pad to the ISFSI to accommodate storage of spent nuclear fuel through the end of operations at Quad Cities Station.

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

Exelon Generation purchases private market nuclear liability insurance for Quad Cities Station in the maximum available amount of $450 million, which includes coverage for MidAmerican Energy's ownership. In accordance with Price-Anderson, excess liability protection above that amount is provided by a mandatory industry-wide Secondary Financial Protection program under which the licensees of nuclear generating facilities could be assessed for liability incurred due to a serious nuclear incident at any commercial nuclear reactor in the United States. Currently, MidAmerican Energy's aggregate maximum potential share of an assessment for Quad Cities Station is approximately $69 million per incident, payable in installments not to exceed $10 million annually.

The insurance for nuclear property damage losses covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary and excess property insurance protection for the combined interests in Quad Cities Station, with coverage limits for nuclear damage losses up to $1.5 billion. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments to be called upon based on the industry mutual board of directors' discretion for adverse loss experience. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $8 million.

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

FERC regulations and the Pipeline Companies' tariffs allow each of the Pipeline Companies to charge approved rates for the services set forth in their respective tariff. Generally, these rates are a function of the cost of providing services to their customers, including prudently incurred operations and maintenance expenses, taxes, depreciation and amortization and a reasonable return on their invested capital. Both Northern Natural Gas' and Kern River's tariff rates have been developed under a rate design methodology whereby substantially all of their fixed costs, including a return on invested capital and income taxes, are collected through reservation charges, which are paid by firm transportation and storage customers regardless of volumes shipped. Commodity charges, which are paid only with respect to volumes actually shipped, are designed to recover the remaining, primarily variable, costs. Kern River's reservation rates have historically been approved using a "levelized" cost-of-service methodology so that the rate remains constant over the levelization period. This levelized cost of service has been achieved by using a FERC-approved depreciation schedule in which depreciation increases as interest expense and return on equity amounts decrease.

Both Northern Natural Gas' and Kern River's rates are subject to change in future general rate proceedings. Rates for natural gas pipelines are changed by filings under either Section 5 or Section 4 of the Natural Gas Act. Section 5 proceedings are initiated by the FERC or the pipeline's customers for a potential reduction to rates that the FERC finds are no longer just and reasonable. In a Section 5 proceeding, the FERC has the burden of demonstrating that the currently effective rates of the pipeline are no longer just and reasonable, and of establishing just and reasonable rates. Any rate decrease as a result of a Section 5 proceeding would be implemented prospectively upon the issuance of a final FERC order calculating the new just and reasonable rates. Section 4 rate proceedings are initiated by the natural gas pipeline, who must demonstrate that the new proposed rates are just and reasonable. The new rates as a result of a Section 4 proceeding are typically implemented six months after the Section 4 filing and are subject to refund upon issuance of a final order by the FERC.

Natural gas transportation companies may not grant any undue preference to any customer. FERC regulations also restrict each pipeline's marketing affiliates' access to certain non-public information regarding their affiliated interstate natural gas transmission pipelines.

Interstate natural gas pipelines are also subject to regulations administered by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency within the United States Department of Transportation ("DOT"). Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("NGPSA"), which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas facilities, and requires an entity that owns or operates pipeline facilities to comply with such plans. Major amendments to the NGPSA include the Pipeline Safety Improvement Act of 2002 ("2002 Act"), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 ("2006 Act"), the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 ("2011 Act") and the Protecting Our Infrastructure Of Pipelines And Enhancing Safety Act Of 2016 ("2016 Act").

The 2002 Act established additional safety and pipeline integrity regulations for all natural gas pipelines in high-consequence areas. The 2002 Act imposed major new requirements in the areas of operator qualifications, risk analysis and integrity management. The 2002 Act mandated more frequent periodic inspection or testing of natural gas pipelines in high-consequence areas, which are locations where the potential consequences of a natural gas pipeline accident may be significant or may do considerable harm to persons or property. Pursuant to the 2002 Act, the DOT promulgated new regulations that require natural gas pipeline operators to develop comprehensive integrity management programs, to identify applicable threats to natural gas pipeline segments that could impact high-consequence areas, to assess these segments and to provide ongoing mitigation and monitoring. The regulations require recurring inspections of high-consequence area segments every seven years after the initial baseline assessment which was completed by Kern River in early 2011 and Northern Natural Gas in 2012.

The 2006 Act required pipeline operators to institute human factors management plans for personnel employed in pipeline control centers. DOT regulations published pursuant to the 2006 Act required development and implementation of written control room management procedures.

The 2011 Act was a response to natural gas pipeline incidents, most notably the San Bruno natural gas pipeline explosion that occurred in September 2010 in California. The 2011 Act increased the maximum allowable civil penalties for violations, directs operator assistance for Federal authorities conducting investigations and authorized the DOT to hire additional inspection and enforcement personnel. The 2011 Act also directed the DOT to study several topics, including the definition of high-consequence areas, the use of automatic shutoff valves in high-consequence areas, expansion of integrity management requirements beyond high-consequence areas and cast iron pipe replacement. The studies are complete, and a number of notices of proposed rulemaking have been issued. The BHE Pipeline Group anticipates final rules on a number of areas sometime in 2019. The BHE Pipeline Group cannot currently assess the potential cost of compliance with new rules and regulations under the 2011 Act.

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

The current electricity distribution price control became effective April 1, 2015 and is due to terminate on March 31, 2023. The current price control was the first to be set for electricity distribution in Great Britain since Ofgem completed its review of network regulation (known as the RPI-X @ 20 project). The key changes to the price control calculations, compared to those used in previous price controls are that:

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

Under the current price control, as revised by the CMA, and excluding the effects of incentive schemes and any deferred revenues from the prior price control, the base allowed revenue of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc remains constant in all subsequent years within the price control period (RIIO-ED1) through 2022-23, before the addition of inflation. Nominal base allowed revenues will increase in line with inflation.

In December 2018, GEMA, through Ofgem published its RIIO-2 sector methodology consultation continuing the process of developing the next set of price control arrangements that will be implemented for transmission and gas distribution networks in Great Britain. Refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion.

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

Under the Electric Utilities Act, ALP prepares and files applications with the AUC for approval of tariffs to be paid by the AESO for the use of its transmission facilities, and the terms and conditions governing the use of those facilities. The AUC reviews and approves such tariff applications based on a cost-of-service regulatory model under a forward test year basis. Under this model, the AUC provides ALP with a reasonable opportunity to (i) recover the net book value of assets and all prudently incurred costs; (ii) earn a fair return on equity; and (iii) recover its forecast costs, including operating expenses, depreciation, borrowing costs and taxes associated with its regulated transmission business. The AUC must approve tariffs that are just, reasonable and not unduly preferential, arbitrary or unjustly discriminatory. ALP's transmission tariffs are not dependent on the price or volume of electricity transported through its transmission system.

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

Independent Power Projects

The Yuma, Cordova, Saranac, Power Resources, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Jumbo Road, Marshall, Grande Prairie, Walnut Ridge, Pinyon Pines, Santa Rita, Alamo 6 and Pearl independent power projects are Exempt Wholesale Generators ("EWG") under the Energy Policy Act, while the Community Solar Gardens, Imperial Valley and Wailuku independent power projects are currently certified as Qualifying Facilities ("QF") under the Public Utility Regulatory Policies Act of 1978. Both EWGs and QFs are generally exempt from compliance with extensive federal and state regulations that control the financial structure of an electric generating plant and the prices and terms at which electricity may be sold by the facilities.

The Yuma, Cordova, Saranac, Imperial Valley, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Marshall, Grande Prairie, Walnut Ridge and Pinyon Pines independent power projects have obtained authority from the FERC to sell their power using market-based rates. This authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the respective independent power projects are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. The Pinyon Pines, Solar Star, Topaz and Yuma independent power projects and power marketer CalEnergy, LLC file together for market power study purposes of the FERC-defined Southwest Region. The most recent triennial filing for the Southwest Region was made in June 2016 and an order accepting it was issued December 2016. The Cordova and Saranac independent power projects and power marketer CalEnergy, LLC file together with MidAmerican Energy and certain affiliates for market power study purposes of the FERC-defined Northeast Region. The most recent triennial filing for the Northeast Region was made in June 2017 and an order accepting it was issued in January 2018. The Bishop Hill II independent power project and power marketer CalEnergy, LLC file together with MidAmerican Energy and certain affiliates for market power study purposes of the FERC-defined Central Region. The most recent triennial filing for the Central Region was made in December 2017 and an order accepting it was issued in November 2018. The Marshall and Grande Prairie independent power projects and power marketer CalEnergy, LLC file together for market power study purposes in the FERC-defined Southwest Power Pool Region. The most recent triennial filing for the Southwest Power Pool Region was made in December 2018 and is awaiting FERC action.

The entire output of Jumbo Road, Santa Rita, Alamo 6, Pearl and Power Resources is within the Electric Reliability Council of Texas ("ERCOT") and market-based authority is not required for such sales solely within ERCOT as the ERCOT market is not a FERC-jurisdictional market. Similarly, Wailuku sells its output solely to the Hawaii Electric Light Company within the Hawaii electric grid which is not a FERC-jurisdictional market and Wailuku therefore does not require market-based rate authority.

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

PacifiCorp

In June 2017, PacifiCorp filed two applications each with the UPSC, IPUC and the WPSC for the Energy Vision 2020 project. The first application sought approvals to construct or procure four new Wyoming wind resources with a total capacity of 860 MWs identified as benchmark resources and certain transmission facilities. A request for proposals was issued in September 2017 seeking up to 1,270 MWs to compete against PacifiCorp's benchmark resources in the final resource selection process for the project. PacifiCorp selected four wind resource bids from this solicitation totaling 1,311 MWs, consisting of 1,111 MWs owned and a 200-MW power purchase agreement. The combined new wind and transmission projects will cost approximately $2 billion. In October 2018, the WPSC approved a settlement agreement and certificates of public convenience and necessity for the transmission facilities and three of the selected wind resources. The settlement supports 950 MWs of owned wind resources and a 200-MW power purchase agreement. Hearings were held by the UPSC and IPUC in May 2018. The UPSC approved the application in an order issued in June 2018. The order grants approval for the 1,150 MWs of new wind and transmission facilities up to the projected costs. PacifiCorp can seek recovery of any actual costs in excess of the estimates in a general rate case. The IPUC approved a partial settlement agreement in an order issued in July 2018. The settlement provides cost recovery through a tracking mechanism. The IPUC order caps cost recovery at the overall estimated costs for the 1,150 MWs of new wind and transmission facilities. The second application sought approval of PacifiCorp's resource decision to upgrade or "repower" existing wind resources, with the exception of the Foote Creek I facility, as prudent and in the public interest. PacifiCorp estimates the wind repowering project will cost approximately $1 billion. Applications filed in Utah, Idaho and Wyoming seek approval for the proposed rate-making treatment associated with the projects, including recovery of the replaced equipment. In December 2017, the IPUC approved an all-party stipulation for approval of the application to repower existing wind facilities and allow recovery of costs in rates through an adjustment to the annual ECAM filing. In May 2018, the UPSC approved the application for repowering, up to the estimated costs, with the exception of the Leaning Juniper project, for which the commission expressed concern with the economics. The WPSC approved an all-party settlement agreement to repower wind facilities in a bench decision in June 2018 and a written order was issued in December 2018. In the decision, the WPSC specifically removed the Leaning Juniper project from the agreement and the approval, consistent with the treatment in Utah. In October 2018, based on improved economics, PacifiCorp decided to proceed with the Leaning Juniper project, which will be subject to a standard prudence review in future general rate cases. In February 2019, PacifiCorp filed a certificate of public convenience and necessity application with the WPSC requesting to repower the existing Foote Creek I wind facility. PacifiCorp requested a determination by May 1, 2019.

During 2018, the PacifiCorp Retirement Plan incurred a settlement charge of $22 million as a result of excess lump sum distributions over the defined threshold for the year ended December 31, 2018. In December 2018, PacifiCorp submitted filings with the UPSC, the OPUC, the WPSC and the WUTC seeking approval to recover the settlement charge. Also in December 2018, an advice letter was filed with the CPUC requesting a memo account to record the costs associated with pension and postretirement settlements and curtailments.

2017 Tax Reform

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the United States federal corporate income tax rate from 35% to 21%. PacifiCorp has agreed to refund or defer the impact of the tax law change with each of its state regulatory commissions. The status of the tax reform proceedings are noted in the applicable state section below.
Utah Mine Disposition

In December 2014, PacifiCorp filed an advice letter with the CPUC to request approval to sell certain Utah mining assets and to establish memorandum accounts to track the costs associated with the Utah Mine Disposition for future recovery. In July 2015, the CPUC Energy Division issued a letter requiring PacifiCorp to file a formal application for approval of the sale of certain Utah mining assets. Accordingly, in September 2015, PacifiCorp filed an application with the CPUC. In February 2017, a joint motion was filed with the CPUC seeking approval of a settlement agreement reached by PacifiCorp and all other parties. The agreement states, among other things, that the decision to sell certain Utah mining assets is in the public interest. Parties also reserve their rights to additional testimony, briefs and hearings to the extent the CPUC determines that additional California Environmental Quality Act proceedings are necessary. In September 2018, the CPUC issued a decision that (1) approves, with modification, the stipulation entered into between PacifiCorp and all other parties; (2) finds that the sale of the mining assets and early closure of the Deer Creek mine was in the public interest; and (3) finds that the California Environmental Quality Act does not apply to the sale of the mining assets.

For additional information related to the accounting impacts associated with the Utah Mine Disposition, refer to Notes 5 and 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

Depreciation Rate Study

In September 2018, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's most recent depreciation study. The proposed depreciation rate changes would increase annual depreciation expense by approximately $300 million. The depreciation study will continue to be evaluated by the state commissions during 2019 and is subject to their review and approval. PacifiCorp requested that the new depreciation rates become effective January 1, 2021. The impacts of the new depreciation study will be included in rates as part of a future regulatory proceeding.

Utah

In March 2018, PacifiCorp filed its annual EBA with the UPSC seeking approval to recover $3 million in deferred net power costs from customers for the period January 1, 2017 through December 31, 2017, reflecting the difference between base and actual net power costs in the 2017 deferral period. The rate change was approved by the UPSC effective May 1, 2018 on an interim basis. A hearing on final approval was held in February 2019, and final approval is expected in March 2019.

In March 2018, PacifiCorp filed its annual REC balancing account application with the UPSC seeking to recover $1 million from customers for the period January 1, 2017 through December 31, 2017 for the difference in base and actual RECs. The rate change became effective on an interim basis June 1, 2018, with final approval received in August 2018.

In April 2018, the UPSC ordered a rate reduction of $61 million, or 4.7%, effective May 1, 2018 through December 31, 2018, based on a preliminary estimate of the revenue requirement impact of 2017 Tax Reform. In November 2018, the UPSC approved an all-party settlement that continues the current rate reduction of $61 million, with other benefits provided to customers through a combination of $174 million of accelerated depreciation of certain thermal steam plant units and deferral of other benefits to offset costs in the next general rate case.

Oregon

In March 2018, PacifiCorp submitted its filing for the annual TAM filing in Oregon requesting an annual increase of $17 million, or an average price increase of 1.3%, based on forecasted net power costs and loads for calendar year 2019. The filing includes an update of the impact of expiring production tax credits, which accounts for $11 million of the total rate adjustment, consistent with Oregon Senate Bill 1547. The filing was updated in July to reflect an all-party partial stipulation resolving all but one issue in the proceeding and to update changes in contracts and market conditions. The OPUC approved the all-party partial stipulation and resolved all issues in the proceeding in an order issued in October 2018. PacifiCorp submitted the final update in November 2018 that reflected a rate decrease of $1 million, or an average price decrease of 0.1%, effective January 2019.

In December 2018, PacifiCorp proposed to reduce customer rates to reflect the lower annual current income tax expense in Oregon resulting from 2017 Tax Reform. PacifiCorp reached an all-party settlement on the amortization of the current income tax expense benefits and the deferral of the decision regarding the ratemaking treatment of excess deferred income tax balances until PacifiCorp's next rate case. The settlement, which results in a rate reduction of $48 million, or 3.7%, effective February 1, 2019, was approved by the OPUC in January 2019.

In December 2018, PacifiCorp filed an application requesting recovery of $37 million, or a 2.8% increase in rates, associated with repowering of approximately 900 MWs of company-owned and installed wind facilities. A decision is expected from the OPUC in September 2019.

Wyoming

In April 2018, PacifiCorp filed its annual ECAM and RRA application with the WPSC. The filing requests approval to refund $3 million in deferred net power costs to customers for the period January 1, 2017 through December 31, 2017. The rate change was approved by the WPSC on an interim basis, effective July 1, 2018. The WPSC approved the rates as final in December 2018.

In April 2018, PacifiCorp filed a partial settlement related to the impact of 2017 Tax Reform with the WPSC that provides a rate reduction of $23 million, or 3.3%, effective July 1, 2018 through June 30, 2019, with the remaining tax savings to be deferred with offsets to other costs. In June 2018, the WPSC approved the rate reduction on an interim basis. In June 2018, PacifiCorp filed reports with the WPSC with the calculation of the full impact of the tax law change on revenue requirement of $28 million annually, comprised of $20 million in current tax savings and $8 million for the amortization of excess deferred income tax. These reports initiated the next phase of the proceedings including a hearing held in January 2019 and public deliberations in February 2019. During public deliberations the WPSC approved the continuation of the rate reduction until the next general rate case with other savings to be deferred to offset other costs. A written order is pending.

Washington

In December 2017, PacifiCorp submitted a tariff filing to implement the first price change for the decoupling mechanism approved in PacifiCorp's 2015 regulatory rate review. WUTC staff disputed PacifiCorp's interpretation of the WUTC's order for the decoupling mechanism and PacifiCorp's subsequent calculations requesting additional funds be booked for return to customers. In February 2018, the WUTC granted the staff's motions and rejected PacifiCorp's tariff revision and required that PacifiCorp re-file price changes for its decoupling mechanism. In March 2018, the WUTC issued a letter accepting PacifiCorp's revised compliance filing in the decoupling revenue adjustment docket. The filing resulted in a net credit of $2 million to customers, effective April 1, 2018.

In May 2018, PacifiCorp filed a settlement stipulation and joint narrative in support of the settlement stipulation resolving all issues in the 2016 PCAM with the WUTC. The settlement agreement resulted in a net credit to the PCAM balancing account of $5 million. The WUTC issued an order in July 2018 approving the settlement.

In June 2018, PacifiCorp submitted its 2017 PCAM filing with the WUTC seeking approval to credit $13 million to the PCAM balancing account. No rate changes were requested. In August 2018, the WUTC issued an order approving PacifiCorp's filing and directed PacifiCorp to amortize the PCAM balance of $18 million over a 12-month period effective November 1, 2018.

In November 2018, PacifiCorp proposed to reduce customer rates by $8 million, or 2.3%, effective January 1, 2019, to reflect the lower annual current income tax expense in Washington resulting from 2017 Tax Reform and to defer all other tax savings to offset costs in the next general rate case. PacifiCorp's proposal was approved by the WUTC in December 2018.

Idaho

In March 2018, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $8 million for deferred costs in 2017. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, recovery of Deer Creek longwall mine investment and changes in production tax credits and renewable energy credits. The IPUC approved recovery of the deferred costs. As the new approved recovery amount is less than what is currently in rates, it resulted in a rate reduction of $2 million, or 0.8%, effective June 1, 2018.

In May 2018, the IPUC approved an all-party settlement to implement a rate reduction of $6 million, or 2.2%, effective June 1, 2018 through May 31, 2019, to pass back a portion of the benefits associated with 2017 Tax Reform. The credit may be adjusted following the next phase of the proceeding. In June 2018, PacifiCorp filed a report with the IPUC with the calculation of the full impact of the tax law change on revenue requirement of $11 million annually, comprised of $8 million in current tax savings and $3 million of the amortization of excess deferred income tax. This report initiated the next phase of the proceeding. A hearing has not yet been scheduled.

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

In April 2018, PacifiCorp filed a general rate case with the CPUC for an overall rate increase of $1 million, or 0.9%, effective January 1, 2019. A CPUC decision is pending.

On September 21, 2018, California's governor signed legislation to strengthen California's ability to prevent and recover from catastrophic wildfires, including Senate Bill 901 ("SB 901"). SB 901 requires electric utilities to prepare and submit wildfire mitigation plans that describe the utilities' plans to prevent, combat and respond to wildfires affecting their service territories. PacifiCorp filed its wildfire mitigation plan with the CPUC on February 6, 2019. The wildfire mitigation plan incorporates the requirements outlined in SB 901, including situational awareness, system hardening, vegetation management and procedures for proactive de-energization in certain high risk areas during times of extreme danger. A workshop was held February 13, 2019, at which time PacifiCorp briefly described its wildfire mitigation plan as filed. Additional workshops and hearings are scheduled through March 2019.

MidAmerican Energy

Ratemaking Principles

In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MWs (nominal ratings) of additional wind-powered generating facilities. The ratemaking principles modified the revenue sharing mechanism, and for 2018, sharing was triggered by MidAmerican Energy's actual equity return being above a threshold calculated annually in accordance with the order. The threshold was the weighted average equity return of rate base with returns authorized via ratemaking principles proceedings and all other rate base. For all other rate base, the return is based on interest rates on 30-year A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%. Pursuant to this mechanism, MidAmerican Energy shared with customers 100% of the revenue in excess of this trigger in 2018, and such sharing will reduce generation rate base.

In December 2018, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 591 MWs (nominal ratings) of additional wind-powered generating facilities. The ratemaking principles modified the revenue sharing mechanism for 2019 and beyond by capping the return on equity threshold for sharing at 11% and reducing the customer sharing percentage from 100% to 90%.

2017 Tax Reform

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the United States federal corporate income tax rate from 35% to 21%. Accumulated deferred income tax balances were re-measured at the 21% rate, and regulatory liabilities increased pursuant to mechanisms approved in Iowa and Illinois and anticipated to be adopted in South Dakota. In December 2018, the IUB approved in final form a Tax Expense Revision Mechanism that reduces customer electric rates for the impact of the lower income tax rate on current operations, as calculated annually, and defers the amortization of excess accumulated deferred income taxes created by their re-measurement to a regulatory liability, the disposition of which will be determined in MidAmerican Energy's next rate case. For all MidAmerican Energy rate jurisdictions, customer revenue was reduced $93 million in 2018 through these mechanisms.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Reviews

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of regulatory earnings above 9.7%. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order and intervening parties filed motions for reconsideration. In December 2018, the PUCN issued an order granting petitions for clarification and reconsideration and modified the December 2017 order requiring Nevada Power to record additional expense for carrying charges on impact fees received but not yet included in rates. As a result of the order, Nevada Power recorded expense of $44 million in 2018, which consists of regulatory earnings sharing of $38 million and carrying charges of $6 million, and $28 million in December 2017, primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. The new rates were effective February 15, 2018.

2017 Tax Reform

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the United States federal corporate income tax rate from 35% to 21%. In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filings supported an annual rate reduction of $59 million and $25 million for Nevada Power and Sierra Pacific, respectively. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing the Nevada Utilities to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, the Nevada Utilities filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, the Nevada Utilities filed a petition for judicial review.

In March 2018, the FERC issued a Show Cause Order related to 2017 Tax Reform. In May 2018, in response to the Show Cause Order, the Nevada Utilities proposed a reduction to transmission and certain ancillary service rates under the NV Energy OATT for the lower annual income tax expense anticipated from 2017 Tax Reform. In November 2018, FERC issued an order accepting the proposed rate reduction effective March 21, 2018 as filed and refunds to customers were made in December 2018 totaling $1 million each for Nevada Power and Sierra Pacific. In addition, FERC issued a notice of proposed rulemaking on public utility transmission rate changes to address accumulated deferred income taxes.

EEPR and EEIR

In March 2018, the Nevada Utilities each filed an application to reset the EEIR and EEPR and to refund the EEIR revenue received in 2017, including carrying charges. In September 2018, the PUCN issued an order accepting a stipulation requiring the Nevada Utilities to refund the 2017 revenue and reset the rates as filed effective October 1, 2018. The current EEIR liability for Nevada Power and Sierra Pacific is $9 million and $2 million, respectively, as of December 31, 2018.

Chapter 704B Applications

In October 2016, Wynn Las Vegas, LLC ("Wynn"), became a distribution-only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order that established the impact fee that was paid in September 2016 and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. In September 2018, the PUCN granted relief requiring Nevada Power to credit $3 million as an offset against Wynn's remaining impact fee obligation. In October 2018, Wynn elected to pay the net present value lump sum of its Renewable Base Tariff Energy Rate ("R-BTER") obligation of $2 million, net of the $3 million credit. The PUCN ordered Nevada Power to establish a regulatory liability of $5 million amortized in equal monthly installments through December 2022 and to establish a regulatory asset of $3 million for the impact fee credit. Wynn's estimated peak demand at the time of filing represents less than 1% of the peak demand of Nevada Power's electric system in the year of filing.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of the Nevada Utilities, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Nevada Power and Sierra Pacific. Caesars' estimated peak demand at the time of filing represents less than 2% and less than 1% of the peak demand of Nevada Power's and Sierra Pacific's electric systems, respectively, in the year of filing. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for three and six years at Sierra Pacific and Nevada Power, respectively, and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution-only service customer of the Nevada Utilities. In January 2018, Caesars became a distribution-only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory. In February 2018, Caesars became a distribution-only service customer, started procuring energy from another energy supplier for its eligible meters in the Nevada Power service territory and began paying Nevada Power and Sierra Pacific impact fees of $44 million in 72 equal monthly payments and $4 million in 36 equal monthly payments, respectively.

In May 2017, Peppermill Resort Spa Casino ("Peppermill"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Sierra Pacific. Peppermill's estimated peak demand at the time of filing represents less than 1% of the peak demand of Sierra Pacific's electric system in the year of filing. In August 2017, the PUCN approved a stipulation allowing Peppermill to purchase energy from alternative providers subject to conditions, including paying an impact fee. In September 2017, Peppermill provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In April 2018, Peppermill paid a one-time impact fee of $3 million and became a distribution-only service customer and started procuring energy from another energy supplier.

In June 2018, Station Casinos LLC ("Station"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Nevada Power. Station's estimated peak demand at the time of filing represents less than 1% of the peak demand of Nevada Power's electric system in the year of filing. In October 2018, the PUCN approved an order allowing Station to purchase energy from alternative providers subject to conditions, including paying an impact fee of $15 million. In November 2018, Station filed a petition for reconsideration with the PUCN to allow Station to pay its share of the R-BTER in a single lump sum, receive a credit for a portion of impact fees previously paid by past 704B applicants and receive a credit for a portion of incremental transmission revenue associated with expected sales to others. In December 2018, the PUCN issued an order granting reconsideration and reaffirming the October 2018 order.

As of February 2019, the Nevada Utilities have received communications from 11 additional current and pending customers, of which four provided a letter of intent to file with the PUCN an application and seven have filed an application to purchase energy from alternative providers of a new electric resource and become distribution-only service customers. The estimated peak demand of all of the applicants at the time of filing represents less than 1% of the peak demand of each of Nevada Power's and Sierra Pacific's electric systems in the year of filing.

Net Metering

In July 2017, the Nevada Utilities filed with the PUCN proposed amendments to their tariffs necessary to comply with the provisions of AB 405. The filing in July 2017 also included a proposed optional time-differentiated rate schedule for both Nevada Power and Sierra Pacific. In September 2017, the PUCN issued an order directing the Nevada Utilities to place all new private generation customers who have submitted applications after June 15, 2017, into a new rate class with rates equal to the rate class they would be in if they were not private generation customers. Private generation customers with installed net metering systems less than 25 kilowatts prior to June 15, 2017, may elect to migrate to the new rate class created under AB 405 or stay in their otherwise-applicable rate class. The new AB 405 rates became effective December 1, 2017. In February 2018, the Nevada Utilities filed with the PUCN a settlement agreement resolving the outstanding issues related to its proposal for optional time-differentiated rate schedules. In March 2018, the PUCN approved the settlement agreement.

Northern Powergrid Distribution Companies

GEMA, through the Ofgem, published its RIIO-2 sector methodology consultation in December 2018, continuing the process of developing the next set of price control arrangements that will be implemented for transmission and gas distribution networks in Great Britain. Ofgem explicitly states that this consultation does not set out proposals for Northern Powergrid's next price control, which will begin in April 2023. However, it also states that some of the proposals may be capable of application to that price control. Regarding allowed return on capital, Ofgem has stated that it currently considers that a cost of equity of 4.0% (plus inflation calculated using the United Kingdom's consumer prices index including owner occupiers' housing costs) would be appropriate for energy networks, which is approximately 2.5 percentage points lower than the current comparable cost of equity. This cost of equity assumption is based on a proposed debt capitalization assumption for the next price control of 60%, which is five percentage points lower than the 65% debt capitalization assumption for the current price control.

BHE Pipeline Group

Northern Natural Gas

In July 2018, the FERC issued a final rule adopting procedures for determining whether natural gas pipelines were collecting unjust and unreasonable rates in light of the reduction in the federal corporate tax rate from 2017 Tax Reform. Pursuant to the final rule, in October 2018, Northern Natural Gas filed an informational filing on FERC Form No. 501-G and a Statement Demonstrating Why No Rate Adjustment is Necessary. On January 16, 2019, FERC initiated a Section 5 investigation to determine whether the rates currently charged by Northern Natural Gas are just and reasonable. On January 28, 2019, Northern Natural Gas filed a motion moving the FERC to take notice of a significant error in its calculation of Northern Natural Gas' return on equity and terminate the Section 5 investigation. If the Section 5 investigation proceeds, Northern Natural Gas expects to file a general Section 4 rate case in 2019, as soon as July 1, 2019, which would supersede a Section 5 rate action to address Northern Natural Gas' significant investment. Northern Natural Gas believes a rate increase will result from the Section 4 rate case and rates would be implemented subject to refund in early 2020.

Kern River

In October 2018, Kern River filed an informational filing on FERC Form No. 501-G and a Statement Explaining Why No Rate Adjustment is Necessary, along with a Tax Reform Credit Rate Settlement in a companion docket. Kern River's Tax Reform Credit Rate Settlement offered an 11% rate credit against the Maximum Base Tariff Rates for firm service and any one-part rate that includes fixed costs which would result in an expected annual rate credit of $13 million. In November 2018, FERC approved Kern River's Tax Reform Credit to be effective November 15, 2018.

BHE Transmission

ALP

General Tariff Applications

ALP filed its 2017-2018 GTA in February 2016. ALP subsequently updated and refiled its 2017-2018 GTA in August 2016 to reflect the findings and conclusions of the AUC in its 2015-2016 GTA decision issued in May 2016. In October 2016, ALP amended its 2017-2018 GTA to reflect the impacts of the generic cost of capital decision issued in October 2016 and other updates and revisions. In December 2016, the AUC approved ALP's request to enter into a negotiated settlement process.

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

In August 2018, AltaLink filed its 2019-2021 GTA with the AUC, delivering on the first three years of its commitment to keep rates flat for customers for the next five years. The three-year application achieves flat tariffs by keeping operations and maintenance expense flat with the exception of salaries and wages and software licensing fees, transitioning to a new salvage recovery approach and continuing the use of the flow-through income tax method. In addition, similar to the $31 million refund approved by the AUC for the 2017-2018 GTA, AltaLink proposes to provide a further tariff reduction over the three years by refunding previously collected accumulated depreciation surplus of $31 million. The application requests the approval of revenue requirements of $885 million, $887 million and $889 million for 2019, 2020 and 2021 respectively, which are lower than the approved 2018 revenue requirement of $904 million. The forecast revenue requirement includes an 8.5% return on equity and 37% deemed equity approved by the AUC for 2019 and 2020, and assumes the same for 2021 as placeholders.

The information requests process commenced at the end of November 2018 and is expected to continue into early 2019. A hearing is expected in the second quarter of 2019.

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

On August 2018, the AUC issued its decision on the 2018 GCOC proceeding to set the deemed capital structure and generic return on equity for 2018, 2019 and 2020. In its decision, the AUC set the return on equity at 8.5% for 2018, 2019 and 2020, and AltaLink's common equity ratio at 37% for 2018, 2019 and 2020.

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

In September 2018, a hearing was held after the completion of an extensive information request process earlier in the year. Following written arguments in October 2018, the record of the proceeding was closed.

In December 2018, the AUC issued its decision in relation to the 2014-2015 Deferral Accounts Reconciliation Application. In its decision, the AUC approved 99% out of the C$3.8 billion capital project additions included in the application. Project costs of C$155 million were deferred to a future hearing. The AUC disallowed capital additions of C$30 million including applicable AFUDC, pending receipt of additional requested supporting documentation. On February 15, 2019 ALP refiled its 2014-2015 deferral accounts application to reflect the findings, conclusions and directions arising from this decision. In its compliance filing, ALP requested approval of interest in the amount of C$10 million on total outstanding amount of C$110 million to be recovered through a one-time payment from the AESO. In addition, the AUC ruled that it will put in placeholder amounts for the approved costs of the assets in the 2014-2015 deferral account proceeding until the AUC-initiated proceeding to consider the issue of transmission asset utilization.

First Nations Asset Transfer Application

In November 2018, the AUC approved ALP's application with conditions filed in April 2017 to sell and transfer approximately C$91 million of transmission assets located on reserve lands to new limited partnerships with First Nations. The transfers are part of the agreement which allowed AltaLink to route the Southwest Project on reserve land.

In December 2018, AltaLink filed an application with the Alberta Court of Appeal for permission to appeal the conditions imposed by the AUC decision. In January 2019, AltaLink filed an application for review and variance with the AUC.

BHE U.S. Transmission

A significant portion of ETT's revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base regulatory rate review scheduled for no later than February 1, 2021. In January 2017, the PUCT approved ETT's request to suspend a base regulatory rate review filing scheduled for February 2017 and set ETT's annual revenue requirement to $327 million, effective March 2017. Results of a base regulatory rate review would be prospective except for any deemed disallowance by the PUCT of the transmission investment since the initial base regulatory rate review in 2007. In June 2018, the PUCT approved ETT's application to reduce its transmission revenue by $28 million to reflect the lower federal income tax rate due to 2017 Tax Reform with the amortization of excess accumulated deferred federal income taxes expected to be addressed in the next base rate case.

ENVIRONMENTAL LAWS AND REGULATIONS

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. The Company has cumulative investments in wind, solar, geothermal and biomass generating facilities of approximately $25 billion and plans to spend an additional $6.4 billion on the construction of wind-powered generating facilities, repowering certain existing wind-powered generating facilities and funding of wind tax equity investments through 2021. Refer to "Liquidity and Capital Resources" of each respective Registrant in Item 7 of this Form 10-K for discussion of each Registrant's renewable generation-related capital expenditures.

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

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards were appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") and oral argument was scheduled for April 17, 2017. However, oral argument was deferred and the court held the case in abeyance for an indefinite period of time. On December 6, 2018, the EPA announced revisions to new source performance standards for new and reconstructed coal-fired units. EPA proposes to revise carbon dioxide emission limits for new coal-fired facilities to 1,900 pounds per MWh for small units and 2,000 pounds per MWh for large units. EPA would define the best system of emission reduction for new and modified units as the most efficient demonstrated steam cycle, combined with best operating practices. EPA is accepting comment on the proposal through March 18, 2019. Until such time as the EPA undertakes further action on the proposed reconsideration or the court takes action, any new fossil-fueled generating facilities constructed by the relevant Registrants will be required to meet the GHG new source performance standards.

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The compliance period would have begun in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030 and was expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. On February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the United States Supreme Court. Oral argument was heard before the D.C. Circuit on September 27, 2016. The court has not yet issued its decision. On October 10, 2017, the EPA issued a proposal to repeal the Clean Power Plan and the EPA took comments on the proposed repeal until April 26, 2018. In addition, the EPA published in the Federal Register an Advance Notice of Proposed Rulemaking on December 28, 2017, seeking public input on, without committing to, a potential replacement rule. The public comment period for the Advance Notice of Proposed Rulemaking concluded February 26, 2018. On August 21, 2018, the EPA proposed the Affordable Clean Energy rule, which would replace the Clean Power Plan. The Affordable Clean Energy rule would determine that the best system of emissions reduction for existing coal-fueled power plants is heat rate improvements and proposes a set of candidate technologies and measures that could improve heat rates. The EPA did not propose to set a specific numerical standard of performance for all affected units. Instead, states would be required to evaluate the candidate technologies and measures to establish standards of performance on a unit-specific basis, setting a standard of performance for each affected unit, measured in terms of pounds of carbon dioxide per MWh. Measures taken to meet the standards of performance must be achieved at the source itself. Under the proposed rule, states would have three years from rule finalization to submit a plan to the EPA, which would have one year to determine the approvability of the plan. If a state does not submit a plan or a submitted plan is not satisfactory, the EPA would have two years to develop a federal plan. Comments on the proposal were due October 31, 2018. Until the proposed rule is finalized and state plans are developed, the full impacts on the Registrants cannot be determined. However, PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact the relevant Registrant, and include:

•
In June 2013, Nevada SB 123 was signed into law. Among other things, SB 123 and regulations thereunder required Nevada Power to file with the PUCN an emission reduction and capacity replacement plan by May 1, 2014. In May 2014, Nevada Power filed its emissions reduction capacity replacement plan. The plan provided for the retirement or elimination of 300 MWs of coal generating capacity by December 31, 2014, another 250 MWs of coal generating capacity by December 31, 2017, and another 250 MWs of coal generating capacity by December 31, 2019, along with replacement of such capacity with a mixture of constructed, acquired or contracted renewable and non-technology specific generating units. The plan also sets forth the expected timeline and costs associated with decommissioning coal-fired generating units that will be retired or eliminated pursuant to the plan. The PUCN has the authority to approve or modify the emission reduction and capacity replacement plan filed by Nevada Power. The PUCN may approve variations to Nevada Power's resource plans relative to requirements under SB 123. Refer to Nevada Power's Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the ERCR Plan.

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

•
The states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electricity generating resources. Under the laws in California and Oregon, the emissions performance standards provide that emissions must not exceed 1,100 pounds of carbon dioxide per MWh. In September 2018, the Washington Department of Commerce amended the emissions performance standards to provide that GHG emissions for base load electricity generating resources must not exceed 925 pounds of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of five or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards.

•
In September 2016, the Washington State Department of Ecology issued a final rule regulating GHG emissions from sources in Washington. The rule regulates greenhouse gases including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride beginning in 2017 with three-year compliance periods thereafter (i.e., 2017-2019, 2020-2022, etc.). Under the rule, the Washington State Department of Ecology established GHG emissions reduction pathways for all covered entities. Covered entities may use emission reduction units, which may be traded with other covered entities, to meet their compliance requirements. PacifiCorp's resources that are covered under the rule include the Chehalis generating facility, which is a natural gas combined-cycle plant located in Washington state. PacifiCorp received its baseline emission order on December 17, 2017, which specified the emission reduction requirements for the Chehalis generating facility every three years beginning in 2017. The reduction requirements average 1.7% per year. However, the Washington State Department of Ecology suspended the compliance obligations of the Clean Air Rule after a Thurston County Superior Court judge ruled the state lacks authority to mandate reductions from indirect emitters. Pending further interpretation of the court's decision by the Washington State Department of Ecology, entities subject to the rule are required to continue reporting emissions.

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

In 1983, Iowa became the first state in the United States to adopt a RPS requiring the state utilities to own or to contract for a combined total of 105 MWs of renewable generating capacity and associated energy production. The IUB allocated the 105-MW requirement between the two utilities in Iowa based on each utility's percentage of their combined estimated Iowa retail peak demand in 1990 resulting in MidAmerican Energy being allocated a RPS requirement of 55.2 MWs. The utility must meet its RPS obligation by either owning renewable energy production facilities located in Iowa or entering into long-term contracts to purchase or wheel electricity from renewable production facilities located in the utility's service area.

Since 1997, NV Energy has been required to comply with a RPS. Current law requires the Nevada Utilities to meet 18% of their energy requirements with renewable resources for 2014, 20% for 2015 through 2019, 22% for 2020 and 2024, and 25% for 2025 and thereafter. The RPS also requires 5% of the portfolio requirement come from solar resources through 2015 and increasing to 6% in 2016. Nevada law also permits energy efficiency measures to be used to satisfy a portion of the RPS through 2025, subject to certain limitations. In November 2018, Nevada voters approved a measure to increase the state's RPS to 50% by 2030; the measure must be voted on and approved a second time, in November 2020, in order to take effect.

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

The California RPS required all California retail sellers to procure an average of 20% of retail load from renewable resources by December 31, 2013, 25% by December 31, 2016 and 33% by December 31, 2020. In October 2015, California Senate Bill No. 350 became law and increased the RPS target to 50% by December 31, 2030. The state's RPS was further expanded in September 2018, when California Senate Bill 100 (SB-100), the 100 Percent Clean Energy Act of 2018 was signed into law. In addition to requiring retail sellers to meet a RPS target of 60% by 2030, SB-100 enabled a longer-term planning target for 100% of total California retail sales to come from eligible renewable energy resources and zero-carbon resources by December 31, 2045. In December 2011, the CPUC adopted a decision confirming that multi-jurisdictional utilities, such as PacifiCorp, are not subject to the percentage limits within the three product content categories of RPS-eligible resources established by the legislation that have been imposed on other California retail sellers.

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

On June 4, 2018, EPA published final designations for much of the United States. Relevant to the Registrants, these designations include classifying Yuma County, Arizona; Clark County, Nevada; and the Northern Wasatch Front, Southern Wasatch Front and Duchesne and Uintah counties in Utah as nonattainment-marginal. These areas will be required to meet the 2015 standard three years from the August 3, 2018, effective date. All other areas relevant to the Registrants were designated attainment/unclassifiable with this same action.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 100 parts per billion. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide national ambient air quality standard. On April 6, 2018, EPA issued a decision to retain the 2010 nitrogen dioxide national ambient air quality standard without revision.

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

On December 27, 2018, the EPA issued a proposed revised supplemental cost finding for the MATS, as well as the required risk and technology review under Clean Air Act Section 112. EPA proposes to determine that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112; however, EPA proposes to retain the emission standards and other requirements of the MATS rule, because EPA is not proposing to remove coal- and oil-fired power plants from the list of sources regulated under Section 112. The public comment period on the proposal closes April 8, 2019. Until EPA takes final action on the rule, the relevant Registrants cannot fully determine the impacts of the proposed changes to the MATS rule.

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

On December 6, 2018, EPA finalized a rule to close out the CSAPR, having determined that the CSAPR Update for the 2008 ozone NAAQS fully addresses Clean Air Act interstate transport obligations of 20 eastern states. EPA determined that 2023 is an appropriate future analytic year to evaluate remaining good neighbor obligations and that there will be no remaining nonattainment or maintenance receptors with respect to the 2008 ozone NAAQS in the eastern United States in that year. Per EPA's determination, the 20 CSAPR Update-affected states would therefore not contribute significantly to nonattainment in, or interfere with maintenance of, any other state with regard to the 2008 ozone NAAQS. The final CSAPR Close-Out Rule was published December 21, 2018, and became effective February 19, 2019.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the CAMX air quality dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-nitrogen oxides burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak Facility in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for the Wyodak Facility, pending further action by the Tenth Circuit in the appeal. A stay remains in place and the case has not yet been set for oral argument. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit allowing Naughton Unit 3 to operate on coal through 2017 and providing for natural gas conversion of the unit in 2018; in October 2016, an application was filed with the Wyoming Department of Environmental Quality requesting a revision of the dates for the end of coal firing and the start of gas firing for Naughton Unit 3 to align with the requirements of the Wyoming SIP. The Wyoming Department of Environmental Quality approved a change to the requirements for Naughton Unit 3, extending the requirement to cease coal firing to no later than January 30, 2019, and complete the gas conversion by June 30, 2019. On March 17, 2017, Wyoming Department of Environmental Quality issued an extension to operate the unit as a coal-fueled unit through January 30, 2019. The Wyoming Department of Environmental Quality submitted a proposed revision to the Wyoming SIP, including a change to the Naughton Unit 3 compliance date, to the EPA for approval on November 28, 2017. On November 7, 2018, the EPA published its proposed approval of the Wyoming SIP relative to the Naughton 3 gas conversion. The comment period closed December 7, 2018 and the EPA has not taken final action. PacifiCorp removed the unit from coal-fueled service on January 30, 2019, and is evaluating the economic benefits of converting it to a natural gas-fueled generation resource.

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

The state of Colorado regional haze SIP requires SCR controls at Craig Unit 2 and Hayden Units 1 and 2, in which PacifiCorp has ownership interests. Each of those regional haze compliance projects are either already in service or currently being constructed. In addition, in February 2015, the state of Colorado finalized an amendment to its regional haze SIP relating to Craig Unit 1, in which PacifiCorp has an ownership interest, to require the installation of SCR controls by 2021. In September 2016, the owners of Craig Units 1 and 2 reached an agreement with state and federal agencies and certain environmental groups that were parties to the previous settlement requiring SCR to retire Unit 1 by December 31, 2025, in lieu of SCR installation, or alternatively to remove the unit from coal-fueled service by August 31, 2021 with an option to convert the unit to natural gas by August 31, 2023, in lieu of SCR installation. The terms of the agreement were approved by the Colorado Air Quality Board in December 2016. The terms of the agreement were incorporated into an amended Colorado regional haze SIP in 2017 and were submitted to the EPA for its review and approval. The EPA's approval of the amended Colorado regional haze SIP was published in the Federal Register on July 5, 2018, with an effective date of August 6, 2018.

Until the EPA takes final action in each state and decisions have been made in the pending appeals, PacifiCorp, cannot fully determine the impacts of the Regional Haze Rule on its respective generating facilities.

The Navajo Generating Station, in which Nevada Power is a joint owner with an 11.3% ownership share, is also a source that is subject to the regional haze BART requirements. In January 2013, the EPA announced a proposed FIP addressing BART and an alternative for the Navajo Generating Station that includes a flexible timeline for reducing nitrogen oxides emissions. The EPA issued a final FIP on August 8, 2014 adopting, with limited changes, the Navajo Generating Station proposal as a "better than BART" determination. Nevada Power filed the ERCR Plan in May 2014 that proposed to eliminate its ownership participation in the Navajo Generating Station in 2019, which was approved by the PUCN. In February 2017, the non-federal owners of the Navajo Generating Station announced the facility will shut down on or before December 23, 2019, unless new owners can be found. All current owners have since approved a lease extension with the Navajo Nation to allow operations to continue through 2019. Ownership transfer negotiations are ongoing and, until concluded, the relevant Registrant cannot determine whether additional action may be required.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the United States Supreme Court granted a petition to address jurisdictional challenges to the rule. The EPA plans to undertake a two-step process, with the first step to repeal the 2015 rule and the second step to carry out a notice-and-comment rulemaking in which a substantive re-evaluation of the definition of the "waters of the United States" will be undertaken. On July 27, 2017, the EPA and the Corps of Engineers issued a proposal to repeal the final rule and recodify the pre-existing rules pending issuance of a new rule and on November 16, 2017, the agencies proposed to extend the implementation day of the "waters of the United States" rule to 2020; neither of the proposals has been finalized. On January 22, 2018, the United States Supreme Court issued its decision related to the jurisdictional challenges to the rule, holding that federal district courts, rather than federal appeals courts, have proper jurisdiction to hear challenges to the rule and instructed the Sixth Circuit Court of Appeals to dismiss the petitions for review for lack of jurisdiction, clearing the way for imposition of the rule in certain states barring final action by the EPA to formalize the extension of the compliance deadline. On December 11, 2018, the EPA and the Corps of Engineers proposed a revised definition of "waters of the United States" that is intended further clarify jurisdictional questions, eliminate case-by-case determinations and narrow Clean Water Act jurisdiction to align with Justice Scalia's 2006 opinion in Rapanos v. United States. The public comment period will close April 15, 2019. Until the rule is fully litigated and finalized, the Registrants cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

Coal Combustion Byproduct Disposal

In May 2010, the EPA released a proposed rule to regulate the management and disposal of coal combustion byproducts under the RCRA. The final rule was released by the EPA on December 19, 2014, was published in the Federal Register on April 17, 2015 and was effective on October 19, 2015. The final rule regulates coal combustion byproducts as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of coal combustion residuals. Under the final rule, surface impoundments and landfills utilized for coal combustion byproducts may need to be closed unless they can meet the more stringent regulatory requirements. The final rule requires regulated entities to post annual groundwater monitoring and corrective action reports. The first of these reports was posted to the respective Registrant's coal combustion rule compliance data and information websites in March 2018. Based on the results in those reports, additional action may be required under the rule.

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

Additional substantive revisions to the rule are expected to be finalized by the EPA by December 2019 but have not yet been released for public comment. If adopted, certain elements of the proposal have the potential to reduce costs of compliance. The D.C. Circuit issued a decision on August 21, 2018, vacating several elements of the rule, including closure provisions for unlined surface impoundments, and finding that the Resource Conservation and Recovery Act provides the EPA authority to regulate inactive surface impoundments at inactive facilities. The court's order was effective October 15, 2018, and as a result, the EPA will need to undertake additional rulemaking to implement the court's order. Until such time as additional rulemaking is final, the impacts on the Registrants cannot be determined.

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. Oral argument was held by the D.C. Circuit on November 20, 2017 over certain portions of the 2015 rule that had not been settled or otherwise remanded. On August 21, 2018, the D.C. Circuit issued its opinion in Utility Solid Waste Activities Group v. EPA, finding it was arbitrary and capricious for EPA to allow unlined ash ponds to continue operating until some unknown point in the future when groundwater contamination could be detected. The D.C. Circuit vacated the closure section of the CCR rule and remanded the issue of unlined ponds to EPA for reconsideration with specific instructions to consider harm to the environment, not just to human health. The D.C. Circuit also held EPA's decision to not regulate legacy ponds was arbitrary and capricious. While the D.C. Circuit's decision was pending, the EPA, on March 15, 2018, issued a proposal to address provisions of the final coal combustion rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. The proposal included provisions that establish alternative performance standards for owners and operators of coal combustion residuals units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The EPA published the first phase of the coal combustion rule amendments on July 30, 2018, with an effective date of August 28, 2018 (the "Phase 1, Part 1 rule"). In addition to adopting alternative performance standards and revising groundwater performance standards for certain constituents, EPA extended the deadline by which facilities must initiate closure of unlined ash ponds exceeding a groundwater protection standard and impoundments that do not meet the rule's aquifer location restrictions to October 31, 2020. On October 22, 2018, a coalition of environmental groups, including Waterkeeper Alliance, Inc., Clean Water Action, Prairie Rivers Network, Hoosier Environmental Council, Heal Utah and Sierra Club, filed a petition in the D.C. Circuit challenging the Phase 1, Part 1 rule and subsequently filed a request with EPA to stay the October 31, 2020 deadline extension. In light of the D.C Circuit's opinion in USWAG v. EPA, the EPA filed a motion December 17, 2018 seeking voluntary remand without vacatur of the Phase 1, Part 1 rule in order to undertake new rulemaking to establish revised timeframes for unlined impoundments to initiate closure consistent with USWAG. Environmental petitioners filed a motion requesting a stay of the October 31, 2020 deadline. The D.C. Circuit has not yet acted on these motions. Until the rule is fully litigated and finalized, the Registrants cannot determine whether additional action may be required.

Separately, on August 10, 2017, the EPA issued proposed permitting guidance on how states' coal combustion residuals permit programs should comply with the requirements of the final rule as authorized under the December 2016 Water Infrastructure Improvements for the Nation Act. Utilizing that guidance, the state of Oklahoma submitted an application to the EPA for approval of its state program and, on June 28, 2018, the EPA's approval of the application was published in the Federal Register. Environmental groups, including Waterkeeper Alliance and the Sierra Club, filed suit in the United States District Court for the District of Columbia on September 26, 2018, alleging that the EPA unlawfully approved Oklahoma's permit program. This suit also incorporates claims first identified in a July 26, 2018 notice of intent to sue that alleged the EPA failed to perform nondiscretionary duties related to the development and publication of minimum guidelines for public participation in the approval of state permit programs for coal combustion residuals. To date, none of the states in which the Registrants operate has submitted an application for approval of state permitting authority. The state of Utah adopted the federal final rule in September 2016, which required two landfills to submit permit applications by March 2017. It is anticipated that the state of Utah will submit an application for approval of its coal combustion residuals permit program prior to the end of 2019.

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

Other

Other laws, regulations and agencies to which the relevant Registrants are subject include, but are not limited to:

•
The federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws may require any current or former owners or operators of a disposal site, as well as transporters or generators of hazardous substances sent to such disposal site, to share in environmental remediation costs. Certain Registrants have been identified as potentially responsible parties in connection with certain disposal sites. The relevant Registrants have completed several cleanup actions and are participating in ongoing investigations and remedial actions. Costs associated with these actions are not expected to be material and are expected to be found prudent and included in rates.

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

•
The FERC evaluates hydroelectric systems to ensure environmental impacts are minimized, including the issuance of environmental impact statements for licensed projects both initially and upon relicensing. The FERC monitors the hydroelectric facilities for compliance with the license terms and conditions, which include environmental provisions. Refer to Note 15 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for information regarding the relicensing of PacifiCorp's Klamath River hydroelectric system.

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

A significant portion of BHE's capital structure is comprised of debt, and BHE expects to incur additional debt in the future to fund items such as, among others, acquisitions, capital investments and the development and construction of new or expanded facilities. As of December 31, 2018, BHE had the following outstanding obligations:

•	senior unsecured debt of $8.6 billion;

•	junior subordinated debentures of $100 million;

•	short-term borrowings of $983 million;

•	guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $297 million; and

•	commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $1.4 billion.

BHE's consolidated subsidiaries also have significant amounts of outstanding debt, which totaled $29.6 billion as of December 31, 2018. These amounts exclude (a) trade debt, (b) preferred stock obligations, (c) letters of credit in respect of subsidiary debt, and (d) BHE's share of the outstanding debt of its own or its subsidiaries' equity method investments.

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

The terms of BHE's and its subsidiaries' debt do not limit BHE's ability or the ability of its subsidiaries to incur additional debt or issue preferred stock. Accordingly, BHE or its subsidiaries could enter into acquisitions, new financings, refinancings, recapitalizations, capital leases or other highly leveraged transactions that could significantly increase BHE's or its subsidiaries' total amount of outstanding debt. The interest payments needed to service this increased level of debt could adversely affect BHE's or its subsidiaries' financial results. Many of BHE's subsidiaries' debt agreements contain covenants, or may in the future contain covenants, that restrict or limit, among other things, such subsidiaries' ability to create liens, sell assets, make certain distributions, incur additional debt or miss contractual deadlines or requirements, and BHE's ability to comply with these covenants may be affected by events beyond its control. Further, if an event of default accelerates a repayment obligation and such acceleration results in an event of default under some or all of BHE's other debt, BHE may not have sufficient funds to repay all of the accelerated debt simultaneously, and the other risks described under "Corporate and Financial Structure Risks" may be magnified as well.

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

Much of BHE's growth has been achieved through acquisitions. Future acquisitions may range from buying individual assets to the purchase of entire businesses. BHE will continue to investigate and pursue opportunities for future acquisitions that it believes, but cannot assure, may increase value and expand or complement existing businesses. BHE may participate in bidding or other negotiations at any time for such acquisition opportunities which may or may not be successful.

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

BHE cannot assure that future acquisitions, if any, or any integration efforts will be successful, or that BHE's ability to repay its obligations will not be adversely affected by any future acquisitions.

The Registrants are subject to operating uncertainties and events beyond each respective Registrant's control that impact the costs to operate, maintain, repair and replace utility and interstate natural gas pipeline systems, which could adversely affect each respective Registrant's financial results.

The operation of complex utility systems or interstate natural gas pipeline and storage systems that are spread over large geographic areas involves many operating uncertainties and events beyond each respective Registrant's control. These potential events include the breakdown or failure of the Registrants' thermal, nuclear, hydroelectric, solar, wind and other electricity generating facilities and related equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; failure to obtain, renew or maintain rights-of-way, easements and leases on United States federal, Native American, First Nations or tribal lands; terrorist activities or military or other actions, including cyber attacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third-party excavation errors; unexpected degradation of pipeline systems; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars, terrorism and embargoes. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. For example, in the event of an uncontrolled release of water at one of PacifiCorp's high hazard potential hydroelectric dams, it is probable that loss of human life, disruption of lifeline facilities and property damage could occur in the downstream population and civil or other penalties could be imposed by the FERC. Similarly, in the event of a fire caused by a Registrant's operation of its businesses, including transmission or distribution systems, the relevant Registrant could be exposed to significant liability for personal and property damages that result. The extent of that liability would be determined by the applicable state law where any such damage occurred. In California, for example, where PacifiCorp operates, state law currently exposes utilities to so-called "inverse condemnation" liability for damages resulting from events such as fires caused by the utility's operations regardless of fault. Any of these events or other operational events could significantly reduce or eliminate the relevant Registrant's revenue or significantly increase its expenses, thereby reducing the availability of distributions to BHE. For example, if the relevant Registrant cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources.

Further, the Registrants self-insure many risks, and current and future insurance coverage may not be sufficient to replace lost revenue or cover repair and replacement costs. The scope, cost and availability of each Registrant's insurance coverage may change, including the portion that is self-insured. Any reduction of each Registrant's revenue or increase in its expenses resulting from the risks described above, could adversely affect the relevant Registrant's financial results.

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

Compliance with applicable laws and regulations generally requires each Registrant to obtain and comply with a wide variety of licenses, permits, inspections, audits and other approvals. Further, compliance with laws and regulations can require significant capital and operating expenditures, including expenditures for new equipment, inspection, cleanup costs, removal and remediation costs and damages arising out of contaminated properties. Compliance activities pursuant to existing or new laws and regulations could be prohibitively expensive or otherwise uneconomical. As a result, each Registrant could be required to shut down some facilities or materially alter its operations. Further, each Registrant may not be able to obtain or maintain all required environmental or other regulatory approvals and permits for its operating assets or development projects. Delays in, or active opposition by third parties to, obtaining any required environmental or regulatory authorizations or failure to comply with the terms and conditions of the authorizations may increase costs or prevent or delay each Registrant from operating its facilities, developing or favorably locating new facilities or expanding existing facilities. If any Registrant fails to comply with any environmental or other regulatory requirements, such Registrant may be subject to penalties and fines or other sanctions, including changes to the way its electricity generating facilities are operated that may adversely impact generation or how the Pipeline Companies are permitted to operate their systems that may adversely impact throughput. The costs of complying with laws and regulations could adversely affect each Registrant's financial results. Not being able to operate existing facilities or develop new generating facilities to meet customer electricity needs could require such Registrant to increase its purchases of electricity on the wholesale market, which could increase market and price risks and adversely affect such Registrant's financial results.

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition and decreased revenues within each Registrant's service territories, such as the recently defeated Nevada Energy Choice Initiative; new environmental requirements, including the implementation of or changes to the Clean Power Plan, RPS and GHG emissions reduction goals; the issuance of new or stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations governing the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to each Registrant's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; the inability of each Registrant to recover its costs on a timely basis, if at all; new pipeline safety requirements; or a negative impact on each Registrant's current transportation and cost recovery arrangements. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on each Registrant. Recent efforts by the EPA to repeal the Clean Power Plan could increase the filing of common law nuisance lawsuits against emitters of GHG. Adverse rulings in GHG-related cases could result in increased or changed regulations and could increase costs for GHG emitters, including the Registrants' generating facilities. The GHG rules, changes to those rules, and the Registrants' compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

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

Implementing actions required under, and otherwise complying with, new federal and state laws and regulations and changes in existing ones are among the most challenging aspects of managing utility operations. The Registrants cannot accurately predict the type or scope of future laws and regulations that may be enacted, changes in existing ones or new interpretations by agency orders or court decisions, nor can each Registrant determine their impact on it at this time; however, any one of these could adversely affect each Registrant's financial results through higher capital expenditures and operating costs, early closure of generating facilities or lower tax benefits or restrict or otherwise cause an adverse change in how each Registrant operates its business. To the extent that each Registrant is not allowed by its regulators to recover or cannot otherwise recover the costs to comply with new laws and regulations or changes in existing ones, the costs of complying with such additional requirements could have a material adverse effect on the relevant Registrant's financial results. Additionally, even if such costs are recoverable in rates, if they are substantial and result in rates increasing to levels that substantially reduce customer demand, this could have a material adverse effect on the relevant Registrant's financial results. The Registrants have made their best estimate regarding the impact of the 2017 Tax Reform and the probability and timing of settlements of net regulatory liabilities established pursuant to the 2017 Tax Reform. However, the amount and timing of the settlements may change based on decisions and actions by each Registrant's regulators, which could have an effect on the relevant Registrant's financial results.

Recovery of costs and certain activities by each Registrant is subject to regulatory review and approval, and the inability to recover costs or undertake certain activities may adversely affect each Registrant's financial results.

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

States set retail rates based in part upon the state regulatory commission's acceptance of an allocated share of total utility costs. When states adopt different methods to calculate interjurisdictional cost allocations, some costs may not be incorporated into rates of any state or other jurisdiction. Ratemaking is also generally done on the basis of estimates of normalized costs, so if a given year's realized costs are higher than normalized costs, rates may not be sufficient to cover those costs. In some cases, actual costs are lower than the normalized or estimated costs recovered through rates and from time-to-time may result in a state regulator requiring refunds to customers. Each state regulatory commission generally sets rates based on a test year established in accordance with that commission's policies. The test year data adopted by each state regulatory commission may create a lag between the incurrence of a cost and its recovery in rates. Each state regulatory commission also decides the allowed levels of expense, investment and capital structure that it deems are prudently incurred in providing the service and may disallow recovery in rates for any costs that it believes do not meet such standard. Additionally, each state regulatory commission establishes the allowed rate of return the Utilities will be given an opportunity to earn on their sources of capital. While rate regulation is premised on providing a fair opportunity to earn a reasonable rate of return on invested capital, the state regulatory commissions do not guarantee that each Registrant will be able to realize the allowed rate of return or recover all of its costs even if it believes such costs to be prudently incurred.

Energy cost increases above the level assumed in establishing base rates may be subject to customer sharing. Any significant increase in fuel costs for electricity generation or purchased electricity costs could have a negative impact on the Utilities, despite efforts to minimize this impact through the use of hedging contracts and sharing mechanisms or through future general regulatory rate reviews. Any of these consequences could adversely affect each Registrant's financial results.

FERC Jurisdiction

The FERC authorizes cost-based rates associated with transmission services provided by the Utilities' transmission facilities. Under the Federal Power Act, the Utilities, or MISO as it relates to MidAmerican Energy, may voluntarily file, or may be obligated to file, for changes, including general rate changes, to their system-wide transmission service rates. General rate changes implemented may be subject to refund. The FERC also has responsibility for approving both cost- and market-based rates under which the Utilities sell electricity at wholesale, has jurisdiction over most of PacifiCorp's hydroelectric generating facilities and has broad jurisdiction over energy markets. The FERC may impose price limitations, bidding rules and other mechanisms to address some of the volatility of these markets or could revoke or restrict the ability of the Utilities to sell electricity at market-based rates, which could adversely affect each Registrant's financial results. The FERC also maintains rules concerning standards of conduct, affiliate restrictions, interlocking directorates and cross-subsidization. As a transmission owning member of MISO, MidAmerican Energy is also subject to MISO-directed modifications of market rules, which are subject to FERC approval and operational procedures. As participants in EIM, PacifiCorp, Nevada Power and Sierra Pacific are also subject to applicable California ISO rules, which are subject to FERC approval and operational procedures. The FERC may also impose substantial civil penalties for any non-compliance with the Federal Power Act and the FERC's rules and orders.

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

GEMA Jurisdiction

The Northern Powergrid Distribution Companies, as Distribution Network Operators ("DNOs") and holders of electricity distribution licenses, are subject to regulation by GEMA. Most of the revenue of a DNO is controlled by a distribution price control formula set out in the electricity distribution license. The price control formula does not directly constrain profits from year-to-year, but is a control on revenue that operates independent of a significant portion of the DNO's actual costs. A resetting of the formula does not require the consent of the DNO, but if a licensee disagrees with a change to its license it can appeal the matter to the United Kingdom's Competition and Markets Authority. GEMA is able to impose financial penalties on DNOs that contravene any of their electricity distribution license duties or certain of their duties under British law, or fail to achieve satisfactory performance of individual standards prescribed by GEMA. Any penalty imposed must be reasonable and may not exceed 10% of the DNO's revenue. During the term of any price control, additional costs have a direct impact on the financial results of the Northern Powergrid Distribution Companies.

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

•	approving the need for new electricity transmission facilities and permits to build and licenses to operate electricity transmission facilities;

•	reviewing operations and accounts from electric utilities and conducting on-site inspections to ensure compliance with industry regulations and standards;

•	adjudicating enforcement issues including the imposition of administrative penalties that arise when market participants violate the rules of the AESO; and

•	collecting, storing, analyzing, appraising and disseminating information to effectively fulfill its duties as an industry regulator.

In addition, AUC approval is required in connection with new energy and regulated utility initiatives in Alberta, amendments to existing approvals and financing proposals by designated utilities.

The AESO determines the need and plans for the expansion and enhancement of a congestion-free transmission system in Alberta in accordance with applicable law and reliability standards. The AESO's responsibilities include long-term transmission planning and management, including assessing and planning for the current and future transmission system capacity needs of AESO market participants. When AESO determines an expansion or enhancement of the transmission system is needed, with limited exceptions, it submits an application to the AUC for approval of the proposed expansion or enhancement. The AESO then determines which transmission provider should submit an application to the AUC for a permit and license to construct and operate the designated transmission facilities. Generally the transmission provider operating in the geographic area where the transmission facilities expansion or enhancement is to be located is selected by the AESO to build, own and operate the transmission facilities. In addition, Alberta law provides that transmission projects may be subject to a competitive process open to qualifying bidders. In either case, there can be no assurance that any jurisdictional market participant that BHE may own, including AltaLink, will be selected by the AESO to build, own and operate transmission facilities, even if BHE's market participant operates in the relevant geographic area, or that BHE's market participant will be successful in any such competitive process in which it may participate.

Physical or cyber attacks, both threatened and actual, could impact each Registrant's operations and could adversely affect its financial results.

Each Registrant relies on information technology in virtually all aspects of its business. Like those of many large businesses, certain of the Registrant's information technology systems have been subject to computer viruses, malicious codes, unauthorized access, phishing efforts, denial-of-service attacks and other cyber attacks and each Registrant expects to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. A significant disruption or failure of its information technology systems by physical or cyber attack could result in service interruptions, safety failures, security violations, regulatory compliance failures, an inability to protect sensitive corporate and customer information and assets against intruders, and other operational difficulties. Attacks perpetrated against each Registrant's information systems could result in loss of assets and critical information and expose it to remediation costs and reputational damage.

Although the Registrants have taken steps intended to mitigate these risks, a significant disruption or cyber intrusion could lead to misappropriation of assets or data corruption. Cyber attacks could further adversely affect each Registrant's ability to operate facilities, information technology and business systems, or compromise sensitive customer and employee information. In addition, physical or cyber attacks against key suppliers or service providers could have a similar effect on each Registrant. Additionally, if each Registrant is unable to acquire or implement new technology, it may suffer a competitive disadvantage. Any of these items could adversely affect each Registrant's financial results.

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

Development and construction of major facilities are subject to substantial risks, including fluctuations in the price and availability of commodities, manufactured goods, equipment, and the imposition of tariffs thereon when sourced by foreign providers, labor, siting and permitting and changes in environmental and operational compliance matters, load forecasts and other items over a multi-year construction period, as well as counterparty risk and the economic viability of the Registrants' suppliers, customers and contractors. Certain of the Registrants' construction projects are substantially dependent upon a single supplier or contractor and replacement of such supplier or contractor may be difficult and cannot be assured. These risks may result in the inability to timely complete a project or higher than expected costs to complete an asset and place it in-service and, in extreme cases, the loss of the power purchase agreements or other long-term off-take contracts underlying such projects. Such costs may not be recoverable in the regulated rates or market or contract prices each Registrant is able to charge its customers. Delays in construction of renewable projects may result in delayed in-service dates which may result in the loss of anticipated revenue or income tax benefits. It is also possible that additional generation needs may be obtained through power purchase agreements, which could increase long-term purchase obligations and force reliance on the operating performance of a third party. The inability to successfully and timely complete a project, avoid unexpected costs or recover any such costs could adversely affect such Registrant's financial results.

Furthermore, each Registrant depends upon both internal and external sources of liquidity to provide working capital and to fund capital requirements. If BHE does not provide needed funding to its subsidiaries and the subsidiaries are unable to obtain funding from external sources, they may need to postpone or cancel planned capital expenditures.

A significant sustained decrease in demand for electricity or natural gas in the markets served by each Registrant would decrease its operating revenue, could impact its planned capital expenditures and could adversely affect its financial results.

A significant sustained decrease in demand for electricity or natural gas in the markets served by each Registrant would decrease its operating revenue, could impact its planned capital expenditures and could adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:

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

In most parts of the United States and other markets in which each Registrant operates, demand for electricity peaks during the summer months when irrigation and cooling needs are higher. Market prices for electricity also generally peak at that time. In other areas, including the western portion of PacifiCorp's service territory, demand for electricity peaks during the winter when heating needs are higher. In addition, demand for natural gas and other fuels generally peaks during the winter. This is especially true in MidAmerican Energy's and Sierra Pacific's retail natural gas businesses. Further, extreme weather conditions, such as heat waves, winter storms or floods could cause these seasonal fluctuations to be more pronounced. Periods of low rainfall or snowpack may negatively impact electricity generation at PacifiCorp's hydroelectric generating facilities, which may result in greater purchases of electricity from the wholesale market or from other sources at market prices. Additionally, PacifiCorp and MidAmerican Energy have added substantial wind-powered generating capacity, and BHE's unregulated subsidiaries are adding solar and wind-powered generating capacity, each of which is also a climate-dependent resource.

As a result, the overall financial results of each Registrant may fluctuate substantially on a seasonal and quarterly basis. Each Registrant has historically provided less service, and consequently earned less income, when weather conditions are mild. Unusually mild weather in the future may adversely affect each Registrant's financial results through lower revenue or margins. Conversely, unusually extreme weather conditions could increase each Registrant's costs to provide services and could adversely affect its financial results. The extent of fluctuation in each Registrant's financial results may change depending on a number of factors related to its regulatory environment and contractual agreements, including its ability to recover energy costs, the existence of revenue sharing provisions as it relates to MidAmerican Energy and Nevada Power, and terms of its wholesale sale contracts.

Each Registrant is subject to market risk associated with the wholesale energy markets, which could adversely affect its financial results.

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

Potential terrorist activities and the impact of military or other actions, could adversely affect each Registrant's financial results.

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

Certain of BHE's subsidiaries are subject to the risk that customers will not renew their contracts or that BHE's subsidiaries will be unable to obtain new customers for expanded capacity, each of which could adversely affect its financial results.

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

Each Registrant is subject to counterparty risk, which could adversely affect its financial results.

Each Registrant is subject to counterparty credit risk related to contractual payment obligations with wholesale suppliers and customers. Adverse economic conditions or other events affecting counterparties with whom each Registrant conducts business could impair the ability of these counterparties to meet their payment obligations. Each Registrant depends on these counterparties to remit payments on a timely basis. Each Registrant continues to monitor the creditworthiness of its wholesale suppliers and customers in an attempt to reduce the impact of any potential counterparty default. If strategies used to minimize these risk exposures are ineffective or if any Registrant's wholesale suppliers' or customers' financial condition deteriorates or they otherwise become unable to pay, it could have a significant adverse impact on each Registrant's liquidity and its financial results.

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

Each Registrant relies on wholesale customers to take delivery of the energy they have committed to purchase. Failure of customers to take delivery may require the relevant Registrant to find other customers to take the energy at lower prices than the original customers committed to pay. If each Registrant's wholesale customers are unable to fulfill their obligations, there may be a significant adverse impact on its financial results.

The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC and British Gas Trading Limited accounting for approximately 19% and 13%, respectively, of distribution revenue in 2018. AltaLink's primary source of operating revenue is the AESO. Generally, a single customer purchases the energy from BHE's independent power projects in the United States and the Philippines pursuant to long-term power purchase agreements. For example, certain of BHE Renewables' solar and wind independent power projects sell all of their electrical production to either Pacific Gas and Electric Company or Southern California Edison Company, respectively. Any material payment or other performance failure by the counterparties in these arrangements could have a significant adverse impact on BHE's consolidated financial results.

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

Furthermore, the funded status of the UMWA 1974 Pension Plan multiemployer plan to which PacifiCorp's subsidiary previously contributed is considered critical and declining. PacifiCorp's subsidiary involuntarily withdrew from the UMWA 1974 Pension Plan in June 2015 when the UMWA employees ceased performing work for the subsidiary. PacifiCorp has recorded its best estimate of the withdrawal obligation. If participating employers withdraw from a multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

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

Inflation and changes in commodity prices and fuel transportation costs may adversely affect each Registrant's financial results.

Inflation and increases in commodity prices and fuel transportation costs may affect each Registrant by increasing both operating and capital costs. As a result of existing rate agreements, contractual arrangements or competitive price pressures, each Registrant may not be able to pass the costs of inflation on to its customers. If each Registrant is unable to manage cost increases or pass them on to its customers, its financial results could be adversely affected.

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

Disruptions in the financial markets could affect each Registrant's ability to obtain debt financing or to draw upon or renew existing credit facilities and have other adverse effects on each Registrant. Significant dislocations and liquidity disruptions in the United States, Great Britain, Canada and global credit markets, such as those that occurred in 2008 and 2009, may materially impact liquidity in the bank and debt capital markets, making financing terms less attractive for borrowers that are able to find financing and, in other cases, may cause certain types of debt financing, or any financing, to be unavailable. Additionally, economic uncertainty in the United States or globally may adversely affect the United States' credit markets and could negatively impact each Registrant's ability to access funds on favorable terms or at all. If each Registrant is unable to access the bank and debt markets to meet liquidity and capital expenditure needs, it may adversely affect the timing and amount of its capital expenditures, acquisition financing and its financial results.

Potential changes in accounting standards may impact each Registrant's financial results and disclosures in the future, which may change the way analysts measure each Registrant's business or financial performance.

The Financial Accounting Standards Board ("FASB") and the SEC continuously make changes to accounting standards and disclosure and other financial reporting requirements. New or revised accounting standards and requirements issued by the FASB or the SEC or new accounting orders issued by the FERC could significantly impact each Registrant's financial results and disclosures. For example, beginning in 2018 all changes in the fair values of equity securities (whether realized or unrealized) will be recognized as gains or losses in the relevant Registrant's financial statements. Accordingly, periodic changes in such Registrant's reported net income will likely be subject to significant variability.

Each Registrant is involved in a variety of legal proceedings, the outcomes of which are uncertain and could adversely affect its financial results.

Each Registrant is, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and the Registrants cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which each Registrant is involved could result in additional material payments substantially in excess of established reserves or in terms that could require each Registrant to change business practices and procedures or divest ownership of assets. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit each Registrant's ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could have a material adverse effect on such Registrant's financial results.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Each Registrant's energy properties consist of the physical assets necessary to support its applicable electricity and natural gas businesses. Properties of the relevant Registrant's electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of PacifiCorp's electric generating facilities. Properties of the relevant Registrant's natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each Registrant's service territories. In addition to these physical assets, the Registrants have rights-of-way, mineral rights and water rights that enable each Registrant to utilize its facilities. It is the opinion of each Registrant's management that the principal depreciable properties owned by it are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties, MidAmerican Energy's electric utility properties in the state of Iowa, Nevada Power's and Sierra Pacific's properties in the state of Nevada, ALP's transmission properties and substantially all of the assets of the subsidiaries of BHE Renewables that are direct or indirect owners of generation projects are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. For additional information regarding each Registrant's energy properties, refer to Item 1 of this Form 10-K and Notes 4, 5 and 21 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of Nevada Power in Item 8 of this Form 10-K and Notes 3 and 4 of the Notes to Consolidated Financial Statements of Sierra Pacific in Item 8 of this Form 10-K.

The following table summarizes Berkshire Hathaway Energy's electric generating facilities that are in operation as of December 31, 2018:

			Facility Net	Net Owned
Energy			Capacity	Capacity
Source	Entity	Location by Significance	(MW)	(MW)

Natural gas	PacifiCorp, MidAmerican Energy, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Oregon, Texas, New York and Arizona	10,920	10,641

Coal	PacifiCorp, MidAmerican Energy and NV Energy	Wyoming, Iowa, Utah, Arizona, Nevada, Colorado and Montana	16,181	9,138

Wind	PacifiCorp, MidAmerican Energy and BHE Renewables	Iowa, Wyoming, Texas, Nebraska, Washington, California, Illinois, Oregon and Kansas	7,862	7,853

Solar	BHE Renewables and NV Energy	California, Texas, Arizona, Minnesota and Nevada	1,699	1,551

Hydroelectric	PacifiCorp, MidAmerican Energy and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,299	1,277

Nuclear	MidAmerican Energy	Illinois	1,823	456

Geothermal	PacifiCorp and BHE Renewables	California and Utah	370	370

		Total	40,154	31,286

Additionally, as of December 31, 2018 the Company has electric generating facilities that are under construction in Iowa and Wyoming having total Facility Net Capacity and Net Owned Capacity of 2,390 MWs.

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

PACIFICORP

All common stock of PacifiCorp is held by its parent company, PPW Holdings LLC, which is a direct, wholly owned subsidiary of BHE. PacifiCorp declared and paid dividends to PPW Holdings LLC of $450 million in 2018 and $600 million in 2017.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by BHE. Neither MidAmerican Funding or MidAmerican Energy declared or paid any cash distributions or dividends to its sole member or shareholder in 2018 and 2017.

NEVADA POWER

All common stock of Nevada Power is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Nevada Power did not declare or pay any dividends to NV Energy in 2018 and declared and paid dividends to NV Energy of $548 million in 2017.

SIERRA PACIFIC

All common stock of Sierra Pacific is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Sierra Pacific did not declare or pay any dividends to NV Energy in 2018 and declared and paid dividends to NV Energy of $45 million in 2017.

Item 6.	Selected Financial Data

Berkshire Hathaway Energy Company and its subsidiaries	89
PacifiCorp and its subsidiaries	179
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	238
Nevada Power Company and its subsidiaries	313
Sierra Pacific Power Company	353

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	89
PacifiCorp and its subsidiaries	180
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	238
Nevada Power Company and its subsidiaries	313
Sierra Pacific Power Company	353

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Berkshire Hathaway Energy Company and its subsidiaries	112
PacifiCorp and its subsidiaries	194
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	255
Nevada Power Company and its subsidiaries	323
Sierra Pacific Power Company	363

Item 8.	Financial Statements and Supplementary Data

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

Item 6.	Selected Financial Data

Information required by Item 6 is omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with the Company's historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. The Company's actual results in the future could differ significantly from the historical results.

The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

Results of Operations

Overview

Net income for the Company's reportable segments for the years ended December 31 is summarized as follows (in millions):

	2018	2017	Change		2017	2016	Change
Net income attributable to BHE shareholders:
PacifiCorp	$739	$769	$(30)	(4)%	$769	$764	$5	1%
MidAmerican Funding	669	574	95	17	574	532	42	8
NV Energy	317	346	(29)	(8)	346	359	(13)	(4)
Northern Powergrid	239	251	(12)	(5)	251	342	(91)	(27)
BHE Pipeline Group	387	277	110	40	277	249	28	11
BHE Transmission	210	224	(14)	(6)	224	214	10	5
BHE Renewables(1)	329	864	(535)	(62)	864	179	685	*
HomeServices	145	149	(4)	(3)	149	127	22	17
BHE and Other	(467)	(584)	117	20	(584)	(224)	(360)	*
Total net income attributable to BHE shareholders	$2,568	$2,870	$(302)	(11)	$2,870	$2,542	$328	13

* Not meaningful

(1)	Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Net income attributable to BHE shareholders decreased $302 million for 2018 compared to 2017. 2018 included a pre-tax unrealized loss of $538 million ($383 million after-tax) on the Company's investment in BYD Company Limited, partially offset by a $134 million income tax benefit as a result of 2017 Tax Reform. 2017 included a $516 million income tax benefit as a result of 2017 Tax Reform, partially offset by $439 million of pre-tax charges ($263 million after-tax) from tender offers for certain long-term debt completed in December 2017. Excluding the impacts of these items, adjusted net income attributable to BHE shareholders in 2018 was $2,817 million, an increase of $200 million compared to adjusted net income attributable to BHE shareholders in 2017 of $2,617 million.

In 2018, the Domestic Regulated Businesses began passing the benefits of lower income tax expense related to the 2017 Tax Reform to customers through various regulatory mechanisms, including lower retail rates, higher depreciation expense and reductions to rate base, which generally produced lower revenue, operating income and income tax expense in 2018. The decrease in net income attributable to BHE shareholders was due to the following:

•
PacifiCorp's net income decreased $30 million primarily due to lower utility margin of $198 million and higher pension and post retirement expense of $13 million primarily due to a pension settlement charge, partially offset by a decrease in income tax expense of $181 million, primarily from a lower tax rate partially offset by $6 million of income in 2017 from 2017 Tax Reform, and higher allowance for funds used during construction of $22 million. Utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to the 2017 Tax Reform of $152 million, higher natural gas costs, lower wholesale revenue, higher purchased electricity costs and lower retail customer volumes, partially offset by higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms and lower coal costs. Retail customer volumes decreased by 0.2% due to impacts of weather, partially offset by an increase in the average number of customers.

•
MidAmerican Funding's net income increased $95 million primarily due to higher electric utility margin of $122 million, a higher income tax benefit of $60 million, primarily due to a $21 million increase in production tax credits, a lower federal tax rate and a 2017 charge of $10 million from 2017 Tax Reform, after-tax charges of $17 million in 2017 related to the tender offer of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029 and higher allowance for borrowed and equity funds of $17 million, partially offset by higher depreciation and amortization of $109 million due to wind-powered generation and other plant placed in-service and increases for Iowa revenue sharing, higher operations and maintenance expense of $11 million and higher interest expense of $10 million. Electric utility margin increased due to higher recoveries through bill riders of $127 million (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), higher retail customer volumes of 5.6%, largely due to industrial growth and the favorable impact of weather and higher wholesale revenue, partially offset by lower average retail rates of $126 million, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform, and higher generation and purchased power costs.

•
NV Energy's net income decreased $29 million primarily due to an increase in operations and maintenance expense of $71 million from higher political activity expenses and $38 million of earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review, a decrease in electric utility margin of $52 million and an increase in depreciation and amortization of $34 million as a result of various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review. These decreases to net income were partially offset by a decrease in income tax expense of $122 million, primarily from a lower federal tax rate and a 2017 charge of $19 million from 2017 Tax Reform. Electric utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $71 million, partially offset by higher retail customer volumes of 3.0%, mainly due to the favorable impact of weather.

•
Northern Powergrid's net income decreased $12 million due to higher distribution-related operating and depreciation expenses of $32 million from additional distribution network investment and higher pension expense of $13 million, largely resulting from pension settlement losses recognized in 2018 due to higher lump sum payments, partially offset by higher distribution revenue of $13 million, higher smart meter net income of $9 million and the weaker United States dollar of $9 million. Distribution revenue increased due to higher tariff rates of $24 million, partially offset by unfavorable movements in regulatory provisions.

•
BHE Pipeline Group's net income increased $110 million, due to higher transportation revenue of $113 million at Northern Natural Gas and Kern River from higher volumes and rates due to unique market opportunities and colder temperatures, a decrease in income tax expense of $50 million, primarily from a lower federal tax rate offset by $7 million of income in 2017 from 2017 Tax Reform, and lower depreciation and amortization of $33 million, largely due to lower depreciation rates at Kern River, partially offset by higher operations and maintenance expense of $88 million, primarily due to increased pipeline integrity projects at Northern Natural Gas.

•
BHE Transmission's net income decreased $14 million from lower earnings at AltaLink of $10 million, primarily due to the impacts of a regulatory rate order in December 2018 and benefits from the release of contingent liabilities in 2017, partially offset by higher net income from the nonregulated natural gas generation business, and lower earnings at BHE U.S. Transmission of $4 million from lower equity earnings at Electric Transmission Texas, LLC due to the impacts of a regulatory rate order in March 2017.

•
BHE Renewables' net income decreased $535 million, primarily due to $628 million of income in 2017 from 2017 Tax Reform primarily resulting from reductions in deferred income tax liabilities, $45 million of higher operations and maintenance expense, mainly due to losses on asset disposals in the Imperial Valley and transformer remediation costs, and an unfavorable derivative valuation movement of $13 million. These decreases were partially offset by $50 million of increased revenue from overall higher generation and pricing at existing projects, favorable earnings of $34 million from tax equity investments due largely to earnings from additional tax equity investments of $41 million offset by $7 million of higher equity losses from existing tax equity investments, $29 million of net income from additional wind and solar capacity placed in-service, $15 million of make-whole premiums paid in 2017 due to early debt retirements and a settlement of $7 million received in 2018 related to transformer issues in 2016.

•
HomeServices' net income decreased $4 million, primarily due to lower margin and higher operating expenses at existing businesses, $31 million of income in 2017 from 2017 Tax Reform and $16 million of higher interest expense from increased borrowings primarily related to acquisitions, partially offset by net income of $58 million contributed from acquired businesses and a decrease in income tax expense of $28 million from a lower federal tax rate due to the impact of 2017 Tax Reform.

•
BHE and Other net loss improved $117 million, primarily due to the 2017 after-tax charge of $246 million related to the tender offer of a portion of BHE's senior bonds, a 2017 charge of $127 million from 2017 Tax Reform, a reduction of $134 million in 2018 to the amounts recorded for the repatriation tax on foreign earnings and lower consolidated state and foreign income tax expense, partially offset by the aforementioned after-tax unrealized loss on the investment in BYD Company Limited totaling $383 million and $58 million of lower tax benefits from a lower federal tax rate due to the impact of 2017 Tax Reform.

Net income attributable to BHE shareholders increased $328 million for 2017 compared to 2016, including a $516 million benefit as a result of 2017 Tax Reform, partially offset by a pre-tax charge of $439 million ($263 million after-tax) from tender offers for certain long-term debt completed in December 2017. Excluding the impacts of these items, adjusted net income attributable to BHE shareholders was $2,617 million, an increase of $75 million compared to 2016.
The increase in net income attributable to BHE shareholders was due to the following with such explanations excluding the impacts of DSM and energy efficiency programs having no impact on net income:

•
PacifiCorp's net income increased $5 million, including $6 million of income from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $763 million, a decrease of $1 million compared to 2016, primarily due to higher depreciation and amortization of $26 million from additional plant placed in-service, lower AFUDC of $11 million, lower production tax credits of $11 million and higher property and other taxes of $7 million, partially offset by higher utility margin of $72 million. Utility margin increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue and higher wheeling revenue, partially offset by higher purchased electricity costs, lower average retail rates and higher coal costs. Retail customer volumes increased 1.7% due to favorable impacts of weather across the service territory, higher commercial usage and an increase in the average number of residential and commercial customers primarily in Utah and Oregon, partially offset by lower residential usage in Utah and Oregon and lower irrigation usage.

•
MidAmerican Funding's net income increased $42 million, including a pre-tax charge of $29 million ($17 million after-tax) related to the tender offer of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029 and $10 million for 2017 Tax Reform. Excluding the impacts of these items, adjusted net income was $601 million, an increase of $69 million compared to 2016, primarily due to higher income tax benefit from higher production tax credits of $38 million, the effects of ratemaking and lower pre-tax income, and higher electric utility margin of $98 million, partially offset by higher operations and maintenance expense of $93 million due to operations costs recovered through bill riders, additional wind-powered generating facilities and the timing of fossil-fueled generation maintenance, higher depreciation and amortization of $21 million due to wind-powered generation and other plant placed in-service and increases for Iowa regulatory arrangements, partially offset by a December 2016 reduction in depreciation rates, and higher property and other taxes of $7 million. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes, higher wholesale revenue and higher transmission revenue, partially offset by higher coal and purchased power costs. Retail customer volumes increased 2.4% due to industrial growth net of lower residential and commercial volumes from milder temperatures.

•
NV Energy's net income decreased $13 million, including a charge of $19 million from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $365 million, an increase of $6 million compared to 2016, primarily due to higher electric utility margin of $20 million and lower interest expense of $17 million from lower deferred charges and lower rates on outstanding debt balances, partially offset by $28 million of charges related to the Nevada Power regulatory rate order. Electric utility margin increased due to higher retail customer volumes, partially offset by a decrease in wholesale revenues. Retail customer volumes increased 1.5% due to customer usage patterns, higher customer demand from the impacts of weather and an increase in the average number of customers.

•
Northern Powergrid's net income decreased $91 million due to higher income tax expense of $35 million primarily due to $39 million of benefits from the resolution of income tax return claims in 2016 and $17 million of deferred income tax benefits reflected in 2016 due to a 1% reduction in the United Kingdom corporate income tax rate, higher pension expense of $24 million, including the impact of settlement losses recognized in 2017 due to higher lump sum payments, lower distribution revenue of $23 million and the stronger United States dollar of $11 million. These decreases were partly offset by $19 million of asset provisions recognized in 2016 at the CE Gas business. Distribution revenue decreased due to lower units distributed, the recovery in 2016 of the December 2013 customer rebate and unfavorable movements in regulatory provisions, partially offset by higher tariff rates.

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

•
BHE Renewables' net income increased $685 million including $628 million of income from 2017 Tax Reform primarily resulting from reductions in deferred income tax liabilities. Excluding the impact of 2017 Tax Reform, adjusted net income was $236 million, an increase of $57 million compared to 2016, primarily due to additional wind and solar capacity placed in-service, higher generation at the Solar Star projects due to transformer related forced outages in 2016 and higher production at the Casecnan project due to higher rainfall.

•
HomeServices' net income increased $22 million, including $31 million of income from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $118 million, a decrease of $9 million compared to 2016, primarily due to lower earnings at acquired and existing brokerage businesses, partially offset by higher earnings at existing franchise businesses.

•
BHE and Other net loss increased $360 million, including pre-tax charges of $410 million ($246 million after-tax) related to the tender offer of a portion of BHE's senior bonds and $127 million for 2017 Tax Reform. Excluding the impacts of these items, the adjusted net loss was $211 million, an improvement of $13 million compared to 2016. The $127 million of net loss from 2017 Tax Reform included an accrual for the deemed repatriation of undistributed foreign earnings and profits totaling $419 million, partially offset by $292 million of benefits from reductions in deferred income tax liabilities primarily related to the unrealized gain on the investment in BYD Company Limited.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2018	2017	Change		2017	2016	Change
Operating revenue:
PacifiCorp	$5,026	$5,237	$(211)	(4)%	$5,237	$5,201	$36	1%
MidAmerican Funding	3,053	2,846	207	7	2,846	2,631	215	8
NV Energy	3,039	3,015	24	1	3,015	2,895	120	4
Northern Powergrid	1,020	949	71	7	949	995	(46)	(5)
BHE Pipeline Group	1,203	993	210	21	993	978	15	2
BHE Transmission	710	699	11	2	699	502	197	39
BHE Renewables	908	838	70	8	838	743	95	13
HomeServices	4,214	3,443	771	22	3,443	2,801	642	23
BHE and Other	614	594	20	3	594	676	(82)	(12)
Total operating revenue	$19,787	$18,614	$1,173	6	$18,614	$17,422	$1,192	7

Operating income:
PacifiCorp	$1,051	$1,440	$(389)	(27)%	$1,440	$1,429	$11	1%
MidAmerican Funding	550	544	6	1	544	551	(7)	(1)
NV Energy	607	766	(159)	(21)	766	774	(8)	(1)
Northern Powergrid	486	488	(2)	—	488	500	(12)	(2)
BHE Pipeline Group	525	473	52	11	473	455	18	4
BHE Transmission	313	322	(9)	(3)	322	92	230	*
BHE Renewables	325	316	9	3	316	256	60	23
HomeServices	214	214	—	—	214	212	2	1
BHE and Other	1	(41)	42	102	(41)	(22)	(19)	(86)
Total operating income	$4,072	$4,522	$(450)	(10)	$4,522	$4,247	$275	6

* Not meaningful

PacifiCorp

Operating revenue decreased $211 million for 2018 compared to 2017 due to lower retail revenue of $197 million and lower wholesale and other revenue for $14 million. Retail revenue decreased $180 million due to lower average retail rates, including the impact of lower federal tax rate due to 2017 Tax Reform of $152 million, and lower customer volumes of $17 million. Retail customer volumes decreased by 0.2% due to impacts of weather on the residential and commercial customer volumes and lower residential usage in all states except Utah and lower industrial usage in Oregon, Washington and Utah, partially offset by an increase in the average number of residential and commercial customers across the service territory, higher residential and commercial usage in Utah, higher irrigation usage and higher industrial usage in Wyoming and Idaho.

Operating income decreased $389 million for 2018 compared to 2017 primarily due to lower utility margin of $198 million, higher depreciation and amortization expense of $183 million, primarily due to accelerated depreciation of Utah's share of certain thermal plant units of $174 million as ordered by the Utah Public Utilities Commission. Utility margin decreased due to lower average retail rates, including the impact of a lower federal tax rate due to the 2017 Tax Reform of $151 million, higher natural gas costs, lower wholesale revenue, higher purchased electricity costs and lower retail customer volumes, partially offset by higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms and lower coal costs.

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

Operating income increased $11 million for 2017 compared to 2016 due to higher utility margin of $72 million, excluding the impact of a decrease in DSM program revenue (offset in operating expense) of $55 million, and lower operations and maintenance expense, partially offset by higher depreciation and amortization of $26 million from additional plant placed in-service and higher property and other taxes of $7 million. Utility margin increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue and higher wheeling revenue, partially offset by higher purchased electricity costs, lower average retail rates and higher coal costs.

MidAmerican Funding

Operating revenue increased $207 million for 2018 compared to 2017 primarily due to higher electric operating revenue of $175 million and higher natural gas operating revenue of $35 million. Electric operating revenue increased due to higher retail revenue of $102 million and higher wholesale and other revenue of $73 million. Electric retail revenue increased $127 million from higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), primarily the energy adjustment clause, $65 million from higher customer usage, including higher industrial sales volumes, and $36 million from the impact of weather in 2018, partially offset by lower average rates of $126 million, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform. Electric retail customer volumes increased 5.6%, largely due to industrial growth and the favorable impact of weather. Electric wholesale and other revenue increased due to 22.0% higher sales volumes and higher average per-unit prices of $18 million. Natural gas operating revenue increased due to 16.7% higher retail sales volumes from the impact of weather in 2018 and industrial growth, partially offset by a lower average per-unit price of $21 million (offset in cost of gas purchased for resale and other) and other usage and rate factors, including the impact of a lower federal tax rate due to 2017 Tax Reform.

Operating income increased $6 million for 2018 compared to 2017 primarily due to higher electric utility margin of $122 million and higher natural gas utility margin of $11 million, partially offset by higher depreciation and amortization of $109 million, higher operations and maintenance expense of $11 million and higher property and other taxes of $6 million. Wind-powered generation maintenance increased $23 million primarily due to the additional wind generation facilities but was offset by lower maintenance costs for transmission, distribution and fossil-fueled generation. The increase in depreciation and amortization reflects $65 million related to additional wind generation and other plant placed in-service and increases for Iowa revenue sharing of $44 million. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes and higher wholesale revenue, partially offset by lower average retail rates, predominately from the impact of a lower federal tax rate due to 2017 Tax Reform, and higher generation and purchased power costs. Natural gas utility margin increased due to higher retail sales volumes from colder temperatures in 2018, partially offset by lower average rates, including the impact of a lower federal tax rate due to 2017 Tax Reform.

Operating revenue increased $215 million for 2017 compared to 2016 due to higher electric operating revenue of $123 million, higher natural gas operating revenue of $82 million and higher other revenue of $10 million. Electric operating revenue increased due to higher retail revenue of $88 million and higher wholesale and other revenue of $35 million. Electric retail revenue increased $73 million from higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense) and $39 million from usage and growth and rate factors, including higher industrial sales volumes, partially offset by $24 million from the impact of milder temperatures in 2017. Electric retail customer volumes increased 2.4% from industrial growth, partially offset by the unfavorable impact of temperatures. Electric wholesale and other revenue increased primarily due to higher transmission revenue of $13 million, higher wholesale volumes of $12 million and higher wholesale prices of $8 million. Natural gas operating revenue increased due to a higher average per-unit cost of gas sold of $67 million (offset in cost of natural gas purchased for resale and other), higher DSM program revenue of $3 million (offset in operations and maintenance expense), 2.4% higher wholesale sales volumes and 0.1% higher retail sales volumes.

Operating income decreased $7 million for 2017 compared to 2016 due to higher maintenance expense of $52 million for additional wind-powered generating facilities and the timing of fossil-fueled generation maintenance, higher depreciation and amortization of $21 million and higher property and other taxes of $7 million, partially offset by higher electric utility margin of $98 million, including the impact of an increase in electric DSM program revenue of $22 million (offset in operations and maintenance expense), and higher natural gas utility margin of $5 million, including the impact of an increase in gas DSM program revenue of $3 million (offset in operations and maintenance expense). Electric utility margin was higher due to higher recoveries through bill riders, higher retail sales volumes, higher wholesale revenue and higher transmission revenue, partially offset by higher coal-fueled generation and purchased power costs. The increase in depreciation and amortization reflects $38 million related to wind generation and other plant placed in-service and increases for Iowa regulatory arrangements of $14 million, partially offset by a reduction of $31 million from lower depreciation rates implemented in December 2016.

NV Energy

Operating revenue increased $24 million for 2018 compared to 2017 primarily due to higher electric operating revenue of $17 million and higher natural gas operating revenue of $5 million. Electric operating revenue increased due to higher electric retail revenue of $17 million primarily due to higher energy rates (offset in cost of fuel and energy) of $84 million, higher customer volumes of $19 million, primarily due to the impacts of weather, and customer growth of $11 million, partially offset by a decrease from the impact of a lower federal tax rate due to 2017 Tax Reform of $71 million and lower rates from the Nevada Power 2017 regulatory rate review of $30 million. Electric retail customer volumes, including distribution only service customers, increased 3.0% compared to 2017. Natural gas operating revenue increased $5 million due to a higher average per-unit price (offset in cost of natural gas purchased for resale) of $7 million, partially offset by lower volumes.

Operating income decreased $159 million for 2018 compared to 2017 due to an increase in operations and maintenance expense of $71 million, primarily due to higher political activity expenses and $38 million of earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review, a decrease in electric utility margin of $52 million and higher depreciation and amortization of $34 million as a result of various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review. Electric utility margin decreased as higher energy costs of $69 million were offset by higher electric operating revenue of $17 million. Energy costs increased due to higher net deferred power costs of $57 million and higher purchased power costs of $33 million, partially offset by a lower average cost of fuel for generation of $21 million.

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

Operating income decreased $8 million for 2017 compared to 2016 due to $25 million of operating expenses related to Nevada Power's regulatory rate review, partially offset by higher electric utility margin of $20 million, excluding the impact of a decrease in energy efficiency program revenue (offset in operating expense) of $23 million. Electric utility margin was higher due to increased electric operating revenue of $157 million, excluding the impact of decreased energy efficiency program revenues, partially offset by increased energy costs of $137 million. Energy costs increased due to lower net deferred power costs of $85 million, a higher average cost of fuel for generation of $44 million and higher purchased power costs.

Northern Powergrid

Operating revenue increased $71 million for 2018 compared to 2017 due to the weaker United States dollar of $36 million, higher smart metering revenues of $27 million and higher distribution revenues of $13 million, partially offset by lower contracting revenue of $6 million. Smart metering revenue increased due to a larger number of units installed. Distribution revenue increased primarily due to higher tariff rates of $24 million, partially offset by unfavorable movements on regulatory provisions of $6 million. Operating income decreased $2 million for 2018 compared to 2017 mainly due to higher distribution-related operating and depreciation of $32 million from additional distribution network investment partially offset by the weaker United States dollar of $18 million, higher distribution revenue of $13 million and higher smart meter operating income of $9 million.

Operating revenue decreased $46 million for 2017 compared to 2016 due to the stronger United States dollar of $48 million and lower distribution revenues of $23 million, partially offset by higher smart meter revenue of $25 million. Distribution revenue decreased primarily due to lower units distributed of $13 million, the recovery in 2016 of the December 2013 customer rebate of $10 million and unfavorable movements on regulatory provisions of $7 million, partially offset by higher tariff rates of $5 million. Operating income decreased $12 million for 2017 compared to 2016 mainly due to the stronger United States dollar of $26 million and the lower distribution revenue, partially offset by write-offs of hydrocarbon well exploration costs in 2016 totaling $19 million.

BHE Pipeline Group

Operating revenue increased $210 million for 2018 compared to 2017 due to higher transportation revenues of $113 million at Northern Natural Gas and Kern River from higher volumes and rates due to unique market opportunities and colder temperatures and higher gas sales of $99 million related to system balancing activities at Northern Natural Gas (largely offset in cost of sales). Operating income increased $52 million for 2018 compared to 2017 primarily due to higher transportation revenues at Northern Natural Gas and Kern River and lower depreciation and amortization of $33 million, largely due to lower depreciation rates at Kern River, partially offset by higher operations and maintenance expense, primarily due to increased pipeline integrity projects at Northern Natural Gas.

Operating revenue increased $15 million for 2017 compared to 2016 primarily due to higher transportation revenues of $33 million and higher gas sales of $19 million related to system and operational balancing activities (largely offset in cost of sales) at Northern Natural Gas, partially offset by lower transportation revenues of $40 million at Kern River. Operating income increased $18 million for 2017 compared to 2016 primarily due to the higher transportation revenues at Northern Natural Gas and a reduction in expenses and regulatory liabilities related to the impact of an alternative rate structure approved by the FERC at Kern River, partially offset by higher operating expenses at Northern Natural Gas.

BHE Transmission

Operating revenue increased $11 million for 2018 compared to 2017 due to higher operating revenue at AltaLink, primarily from higher revenue from the nonregulated natural gas generation business and additional assets placed in-service, partially offset by the release of contingent liabilities in 2017. Operating income decreased $9 million for 2018 compared to 2017 primarily due to the impacts of a regulatory rate order received by AltaLink in December 2018 and the release of contingent liabilities in 2017, partially offset by the weaker United States dollar and higher operating income from the nonregulated natural gas generation business.

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

BHE Renewables

Operating revenue increased $70 million in 2018 compared to 2017 due to overall higher generation and pricing of $50 million at existing projects and $33 million from additional wind and solar capacity placed in-service, partially offset by an unfavorable derivative valuation movement of $13 million. Operating income increased $9 million in 2018 compared to 2017 due to the increase in operating revenue, partially offset by higher operations and maintenance expense of $45 million related to losses on asset disposals in the Imperial Valley, transformer remediation costs and higher depreciation expense of $17 million, primarily related to additional solar and wind capacity placed in-service.

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

HomeServices

Operating revenue increased $771 million for 2018 compared to 2017 due to an increase from acquired businesses totaling $838 million and a 4% increase in average home sales prices for existing brokerage businesses, offset by a 5% decrease in closed brokerage units at existing brokerage businesses. Operating income was unchanged for 2018 compared to 2017 primarily due to higher earnings from acquired businesses of $65 million offset by lower earnings from existing businesses.

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

BHE and Other

Operating revenue increased $20 million for 2018 compared to 2017 primarily due to higher electricity and natural gas volumes and favorable derivative valuation movement at MidAmerican Energy Services, LLC. BHE and Other had operating income of $1 million in 2018 compared to an operating loss of $41 million in 2017 primarily due to lower other operating costs and higher margins at MidAmerican Energy Services, LLC.

Operating revenue decreased $82 million for 2017 compared to 2016 primarily due to lower electricity and natural gas volumes and lower electricity prices at MidAmerican Energy Services, LLC. Operating loss increased $19 million for 2017 compared to 2016 primarily due to lower margins at MidAmerican Energy Services, LLC.

Consolidated Other Income and Expense Items

Interest Expense

Interest expense for the years ended December 31 is summarized as follows (in millions):

	2018	2017	Change		2017	2016	Change

Subsidiary debt	$1,412	$1,399	$13	1%	$1,399	$1,378	$21	2%
BHE senior debt and other	421	423	(2)	—	423	411	12	3
BHE junior subordinated debentures	5	19	(14)	(74)	19	65	(46)	(71)
Total interest expense	$1,838	$1,841	$(3)	—	$1,841	$1,854	$(13)	(1)

Interest expense decreased $3 million for 2018 compared to 2017 primarily due to repayments of BHE junior subordinated debentures of $944 million in 2017, scheduled maturities and principal payments and early redemptions of subsidiary debt, partially offset by debt issuances at BHE, MidAmerican Funding, BHE Renewables and HomeServices.

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

Capitalized Interest

Capitalized interest increased $16 million for 2018 compared to 2017 primarily due to higher construction work-in-progress balances at PacifiCorp, MidAmerican Energy and BHE Renewables.

Capitalized interest decreased $45 million for 2017 compared to 2016 primarily due to $96 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, and lower construction work-in-progress balances at BHE Renewables, partially offset by higher construction work-in-progress balances at MidAmerican Energy.

Allowance for Equity Funds
Allowance for equity funds increased $28 million for 2018 compared to 2071 primarily due to higher construction work-in-progress balances at PacifiCorp and MidAmerican Energy.

Allowance for equity funds decreased $76 million for 2017 compared to 2016 primarily due to $104 million recorded in the second quarter of 2016 from the 2015-2016 GTA decision received in May 2016 at AltaLink, which is offset in operating revenue, partially offset by higher construction work-in-progress balances at MidAmerican Energy.

Interest and Dividend Income
Interest and dividend income increased $2 million for 2018 compared to 2017 primarily due to favorable investment activity at PacifiCorp and higher cash balances at MidAmerican Energy, partially offset by a lower financial asset balance at the Casecnan project.

Interest and dividend income decreased $9 million for 2017 compared to 2016 primarily due to a lower financial asset balance at the Casecnan project and lower dividends from BYD Company Limited.

(Losses) gains on marketable securities, net

(Losses) gains on marketable securities, net was a loss of $538 million in 2018 compared to a gain of $14 million in 2017 primarily due to an unrealized loss in 2018 on the Company's investment in BYD Company Limited totaling $526 million.

Other, net

Changes in other, net from 2018, 2017 and 2016 were primarily due to charges of $439 million in 2017 from tender offers related to certain long-term debt completed in December 2017.

Income Tax (Benefit) Expense

Income tax benefit increased $29 million for 2018 compared to 2017 and the effective tax rate was (30)% for 2018 and (22)% for 2017. The effective tax rate decreased primarily due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, the favorable impacts of ratemaking of $140 million, including amortization of Utah's share of non-protected excess deferred income taxes used to accelerate depreciation of certain thermal plant units as ordered by the Utah Public Utilities Commission, a reduction to the amounts recorded for the repatriation tax on undistributed foreign earnings of $134 million, higher production tax credits of $76 million and lower United States income taxes on foreign earnings of $40 million, partially offset by net impacts of $731 million in 2017 as a result of 2017 Tax Reform.

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

The 2017 Tax Reform most notably lowered the United States federal corporate income tax rate from 35% to 21% effective January 1, 2018, and created a one-time repatriation tax on undistributed foreign earnings and profits. The $731 million of lower income tax expense was comprised of benefits from reductions in deferred income tax liabilities of $1,150 million, partially offset by an accrual for the deemed repatriation of undistributed foreign earnings and profits totaling $419 million.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. A credit of $0.024 per kilowatt hour was applied to 2018 and 2017 production and a credit of $0.023 per kilowatt hour was applied to 2016 production which resulted in production tax credits of $571 million in 2018, $495 million in 2017 and $398 million in 2016.

Equity Income (Loss)

Equity income (loss) for the years ended December 31 is summarized as follows (in millions):

	2018	2017	Change		2017	2016	Change
Equity income (loss):
ETT	$62	$(62)	$124	*	$(62)	$95	$(157)	*
Tax equity investments	(61)	(120)	59	(49)	(120)	(10)	(110)	*
Agua Caliente	27	24	3	13	24	25	(1)	(4)
HomeServices	8	6	2	33	6	6	—	—
Other	7	1	6	*	1	7	(6)	(86)
Total equity income (loss)	$43	$(151)	$194	*	$(151)	$123	$(274)	*

* Not meaningful

Equity income increased $194 million for 2018 compared to 2017 primarily due to the impacts of 2017 Tax Reform, which decreased equity income in 2017 by $228 million mainly due to equity earnings charges recognized totaling $154 million for amounts to be returned to the customers of equity investments in regulated entities. These investments include pass-through entities for income tax purposes and the lower equity income is entirely offset by lower income tax expense as a result of benefits from reductions in deferred income tax liabilities. Additionally, 2018 pre-tax equity earnings were lower at Electric Transmission Texas, LLC primarily due to the impacts of new retail rates effective March 2017.

Equity income decreased $274 million for 2017 compared to 2016 primarily due to the impacts of 2017 Tax Reform, which decreased equity income in 2017 by $228 million mainly due to equity earnings charges recognized totaling $154 million for amounts to be returned to the customers of equity investments in regulated entities. Equity income also decreased due to lower pre-tax equity earnings from tax equity investments mainly due to unfavorable operating results and lower equity earnings at Electric Transmission Texas, LLC primarily due to the impacts of new retail rates effective March 2017.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests decreased $17 million for 2018 compared to 2017 mainly due to the April 2018 purchase of a redeemable noncontrolling interest at HomeServices.

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

As of December 31, 2018, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total

Cash and cash equivalents	$9	$77	$1	$208	$39	$57	$236	$627

Credit facilities(1)	3,500	1,200	1,309	650	231	639	1,585	9,114
Less:
Short-term debt	(983)	(30)	(240)	—	(77)	(345)	(841)	(2,516)
Tax-exempt bond support and letters of credit	—	(89)	(370)	(80)	—	(4)	—	(543)
Net credit facilities	2,517	1,081	699	570	154	290	744	6,055

Total net liquidity	$2,526	$1,158	$700	$778	$193	$347	$980	$6,682
Credit facilities:
Maturity dates	2021	2021	2019, 2021	2021	2020	2023	2019, 2022

(1)    Includes the drawn uncommitted credit facilities totaling $39 million at Northern Powergrid.

Refer to Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding the Company's credit facilities, letters of credit, equity commitments and other related items.

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. As a result, the Company does not expect to receive distributions from Topaz or Agua Caliente in the near term.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2018 and 2017 were $6.77 billion and $6.08 billion, respectively. The increase was primarily due to changes in working capital and an increase in income tax receipts.

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $6.1 billion and $6.1 billion, respectively. The increase was primarily due to improved operating results, changes in working capital and the payment for the USA Power litigation in 2016, partially offset by a reduction in income tax receipts.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2018 and 2017 were $(7.0) billion and $(6.1) billion, respectively. The change was primarily due to higher capital expenditures of $1.7 billion and higher funding of tax equity investments, partially offset by higher cash paid for acquisitions in 2017 of $1.0 billion. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

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

Acquisitions

In 2018, the Company completed various acquisitions totaling $106 million, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses. As a result of the various acquisitions, the Company acquired assets of $15 million, assumed liabilities of $12 million and recognized goodwill of $79 million.

In 2017, the Company completed various acquisitions totaling $1.1 billion, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses, development and construction costs for the 110-MW Alamo 6 and the 50-MW Pearl solar projects, and the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power. As a result of the various acquisitions, the Company acquired assets of $1.1 billion, assumed liabilities of $487 million and recognized goodwill of $508 million.

In 2016, the Company completed various acquisitions totaling $66 million, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed. The assets acquired consisted of property, plant and equipment, development and construction costs for renewable projects, other working capital items, goodwill of $50 million and other identifiable intangible assets. The liabilities assumed totaled $54 million.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2018 were $(174) million. Sources of cash totaled $5.6 billion and consisted of proceeds from BHE senior debt issuances of $3.2 billion and proceeds from subsidiary debt issuances totaling $2.4 billion. Uses of cash totaled $5.8 billion and consisted mainly of $2.4 billion for repayments of subsidiary debt, net repayments of short term debt of $1.9 billion, $1.0 billion for repayments of BHE senior debt and the purchase of redeemable noncontrolling interest of $131 million.

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

Debt Repurchases

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

Common Stock Transactions

For the years ended December 31, 2018 and 2017, BHE repurchased 177,381 shares of its common stock for $107 million and 35,000 shares of its common stock for $19 million, respectively.

In February 2019, BHE repurchased 447,712 shares of its common stock for $293 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2016	2017	2018	2019	2020	2021

PacifiCorp	$903	$769	$1,257	$2,293	$2,261	$877
MidAmerican Funding	1,637	1,776	2,332	2,544	1,437	1,058
NV Energy	529	456	503	624	626	685
Northern Powergrid	579	579	566	577	521	466
BHE Pipeline Group	226	286	427	537	366	457
BHE Transmission	466	334	270	236	201	264
BHE Renewables	719	323	817	92	79	74
HomeServices	20	37	47	50	37	34
BHE and Other	11	11	22	11	12	5
Total	$5,090	$4,571	$6,241	$6,964	$5,540	$3,920

	Historical			Forecast
	2016	2017	2018	2019	2020	2021

Wind generation	$1,712	$1,291	$2,740	$2,534	$1,864	$592
Electric transmission	448	343	219	666	242	174
Other growth	483	689	715	737	370	600
Operating	2,447	2,248	2,567	3,027	3,064	2,554
Total	$5,090	$4,571	$6,241	$6,964	$5,540	$3,920

The Company's historical and forecast capital expenditures consisted mainly of the following:

•	Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $1,261 million for 2018, $657 million for 2017 and $943 million for 2016. MidAmerican Energy placed in-service 817 MWs (nominal ratings) during 2018, 334 MWs (nominal ratings) during 2017 and 600 MWs (nominal ratings) during 2016. In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MWs (nominal ratings) of additional wind-powered generating facilities, including the additions in 2017 and 2018 and facilities expected to be placed in-service in 2019. MidAmerican Energy expects to spend $1,378 million in 2019, $479 million in 2020 and $7 million in 2021 for these additional wind-powered generating facilities. The ratemaking principles establish a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. The cost cap ensures that as long as total costs are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. Additionally, the ratemaking principles modify the revenue sharing mechanism currently in effect. The revised sharing mechanism was effective in 2018 and will be triggered each year by actual equity returns exceeding a weighted average return on equity for MidAmerican Energy calculated annually. Pursuant to the change in revenue sharing, MidAmerican Energy will share 100% of the revenue in excess of this trigger with customers. Such revenue sharing will reduce coal and nuclear generation rate base, which is intended to mitigate future base rate increases. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of the federal production tax credits available.

◦
Repowering certain existing wind-powered generating facilities at MidAmerican Energy totaling $422 million for 2018, $514 million for 2017 and $67 million for 2016. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered generating facilities totals $168 million in 2019, $236 million in 2020 and $576 million in 2021. The energy production from such repowered facilities is expected to qualify for federal production tax credits available for ten years following each facility's return to service.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $9 million for 2018 and $5 million for 2017. The new wind-powered generating facilities are expected to be placed in-service in 2020. Planned spending for the new wind-powered generating facilities totals $420 million in 2019, $991 million in 2020 and $9 million in 2021. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $332 million for 2018, $6 million for 2017 and $80 million for 2016. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered generating facilities totals $567 million in 2019, $159 million in 2020 and $1 million in 2021. The energy production from such repowered facilities is expected to qualify for federal production tax credits available for ten years following each facility's return to service.

◦
Construction of wind-powered generating facilities at BHE Renewables totaling $717 million for 2018, $109 million for 2017 and $602 million for 2016. BHE Renewables placed in-service 512 MWs during 2018 and 472 MWs during 2016.

•
Electric transmission includes PacifiCorp's costs associated with main grid reinforcement and the Energy Gateway Transmission Expansion Program, MidAmerican Energy's Multi-Value Projects approved by the Midcontinent Independent System Operator, Inc. for the construction of approximately 250 miles of 345-kV transmission line located in Iowa and Illinois and AltaLink's directly assigned projects from the AESO.

•
Other growth includes investments in solar generation for the construction of the community solar gardens project in Minnesota comprised of 28 locations with a nominal facilities capacity of 98 MWs, projects to deliver power and services to new markets, new customer connections and enhancements to existing customer connections.

•
Operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid, investments in routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Contractual Obligations
The Company has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes the Company's material contractual cash obligations as of December 31, 2018 (in millions):

	Payments Due By Periods
		2020-	2022-	2024 and
	2019	2021	2023	After	Total

BHE senior debt	$—	$800	$900	$6,951	$8,651
BHE junior subordinated debentures	—	—	—	100	100
Subsidiary debt	2,106	2,749	3,401	20,007	28,263
Interest payments on long-term debt(1)	1,704	3,135	2,864	18,163	25,866
Short-term debt	2,516	—	—	—	2,516
Fuel, capacity and transmission contract commitments(1)	2,215	3,039	2,221	11,155	18,630
Construction commitments(1)	2,330	639	—	—	2,969
Operating leases and easements(1)	197	337	250	1,738	2,522
Other(1)	349	728	603	1,443	3,123
Total contractual cash obligations	$11,417	$11,427	$10,239	$59,557	$92,640

(1)	Not reflected on the Consolidated Balance Sheets.

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

Additionally, the Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $698 million, $403 million and $584 million in 2018, 2017 and 2016, respectively, and has commitments as of December 31, 2018, subject to satisfaction of certain specified conditions, to provide equity contributions of $1.4 billion in 2019 and 2020 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Regulatory Matters

The Company is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further discussion regarding the Company's general regulatory framework and current regulatory matters.

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The Company owns 100% of Topaz and owns a 49% interest in Agua Caliente. Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement that is in effect until October 2039. As of December 31, 2018, the Company's consolidated balance sheet includes $1.1 billion of property, plant and equipment, net and $0.9 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement that is in effect until June 2039. As of December 31, 2018, the Company's equity investment in Agua Caliente totals $44 million and the project has $0.8 billion of non-recourse project debt owed to the United States Department of Energy. PG&E paid in full the December invoices for both Topaz and Agua Caliente, which were payable January 25, 2019. In addition, the Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company believes it is more likely than not that no impairment exists as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits ("ZEC's") and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the United States Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both lawsuits. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit ("Seventh Circuit"). On May 29, 2018, the United States Department of Justice and the FERC filed an amicus brief arguing federal rules do not preempt Illinois' ZEC program. On September 13, 2018, the Seventh Circuit upheld the Northern District of Illinois' ruling concluding that Illinois' ZEC program does not violate the Federal Power Act, and is thus, constitutional. On January 7, 2019, plaintiffs filed a petition seeking review of the case by the United States Supreme Court.

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

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. The Company believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion regarding environmental laws and regulations.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2018, the applicable entities' credit ratings from the three recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2018, the Company would have been required to post $469 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

As of December 31, 2018, the Company's investments that are accounted for under the equity method had short- and long-term debt of $2.4 billion, unused revolving credit facilities of $129 million and letters of credit outstanding of $88 million. As of December 31, 2018, the Company's pro-rata share of such short- and long-term debt was $1.2 billion, unused revolving credit facilities was $65 million and outstanding letters of credit was $43 million. The entire amount of the Company's pro-rata share of the outstanding short- and long-term debt and unused revolving credit facilities is non-recourse to the Company. The entire amount of the Company's pro-rata share of the outstanding letters of credit is recourse to the Company. Although the Company is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

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

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at the federal, state and provincial levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $3.1 billion and total regulatory liabilities were $7.5 billion as of December 31, 2018. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Regulated Businesses' regulatory assets and liabilities.

Classification and Recognition Methodology

The majority of the Company's commodity derivative contracts are probable of inclusion in the rates of its rate-regulated subsidiaries, and changes in the estimated fair value of derivative contracts are generally recorded as net regulatory assets or liabilities. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2018, the Company had $110 million recorded as net regulatory assets related to derivative contracts on the Consolidated Balance Sheets.

Impairment of Goodwill and Long-Lived Assets

The Company's Consolidated Balance Sheet as of December 31, 2018 includes goodwill of acquired businesses of $9.6 billion. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2018. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. Refer to Note 21 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's goodwill.

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2018, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Pension and Other Postretirement Benefits

Certain of the Company's subsidiaries sponsor defined benefit pension and other postretirement benefit plans that cover the majority of employees. The Company recognizes the funded status of the defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2018, the Company recognized a net liability totaling $174 million for the funded status of the defined benefit pension and other postretirement benefit plans. As of December 31, 2018, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets totaled $764 million and in AOCI totaled $497 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. The Company believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about the defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2018.

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

	Domestic Plans
			Other Postretirement		United Kingdom
	Pension Plans		Benefit Plans		Pension Plan
	+0.5%	-0.5%	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2018
Benefit Obligations:
Discount rate	$(133)	$146	$(27)	$30	$(172)	$147

Effect on 2018 Periodic Cost:
Discount rate	$(1)	$1	$1	$(1)	$(22)	$21
Expected rate of return on plan assets	(12)	12	(4)	4	(11)	11

A variety of factors affect the funded status of the plans, including asset returns, discount rates, mortality assumptions, plan changes and the Company's funding policy for each plan.

Income Taxes

In determining the Company's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory commissions. The Company's income tax returns are subject to continuous examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign income tax examinations is uncertain, the Company believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on the Company's consolidated financial results. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's income taxes.

It is probable the Company's regulated businesses will pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to their customers in certain state and provincial jurisdictions. As of December 31, 2018, these amounts were recognized as a net regulatory liability of $3.7 billion and will be included in regulated rates when the temporary differences reverse.

The Company has not established deferred income taxes on its undistributed foreign earnings that have been determined by management to be reinvested indefinitely; however, the Company periodically evaluates its capital requirements. If circumstances change in the future and a portion of the Company's undistributed foreign earnings were repatriated, the dividends may be subject to taxation in the United States but the tax is not expected to be material.

Revenue Recognition - Unbilled Revenue

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. The determination of customer invoices is based on a systematic reading of meters, fixed reservation charges based on contractual quantities and rates or, in the case of the Great Britain distribution businesses, when information is received from the national settlement system. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $554 million as of December 31, 2018. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month and billed revenue is recorded based on the subsequent meter readings.

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

Commodity Price Risk

The Company is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk primarily through BHE's ownership of the Utilities as they have an obligation to serve retail customer load in their regulated service territories. The Company also provides nonregulated retail electricity and natural gas services in competitive markets. The Utilities' load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity, wholesale electricity that is purchased and sold and natural gas supply for retail customers. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage and transmission and transportation constraints. The Company does not engage in a material amount of proprietary trading activities. To manage a portion of its commodity price risk, the Company uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. The Company does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. The Company's exposure to commodity price risk is generally limited by its ability to include commodity costs in regulated rates, which is subject to regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates, as well as the impact of any customer sharing resulting from cost adjustment mechanisms.

The table that follows summarizes the Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $59 million and $76 million, respectively, as of December 31, 2018 and 2017, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2018:
Not designated as hedging contracts	$5	$34	$(12)
Designated as hedging contracts	5	37	(21)
Total commodity derivative contracts	$10	$71	$(33)

As of December 31, 2017
Not designated as hedging contracts	$(32)	$(18)	$(46)
Designated as hedging contracts	(1)	35	(37)
Total commodity derivative contracts	$(33)	$17	$(83)

The settled cost of certain of the Company's commodity derivative contracts not designated as hedging contracts is included in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, wholesale natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms. As of December 31, 2018 and 2017, a net regulatory asset of $110 million and $119 million, respectively, was recorded related to the net derivative asset of $5 million and the net derivative liability of $32 million, respectively. The difference between the net regulatory asset and the net derivative liability relates primarily to a power purchase agreement derivative at BHE Renewables. For the Company's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose the Company to earnings volatility.

Interest Rate Risk

The Company is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt, future debt issuances and mortgage commitments. The Company manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the Company's fixed-rate long-term debt does not expose the Company to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments prior to their maturity. The nature and amount of the Company's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 8, 9, 10, and 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of the Company's short- and long-term debt.

As of December 31, 2018 and 2017, the Company had short- and long-term variable-rate obligations totaling $4.3 billion and $6.4 billion, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2018 and 2017.

The Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. Changes in fair value of agreements designated as cash flow hedges are reported in accumulated other comprehensive income to the extent the hedge is effective until the forecasted transaction occurs. Changes in fair value of agreements not designated as hedging contracts are recognized in earnings. As of December 31, 2018 and 2017, the Company had variable-to-fixed interest rate swaps with notional amounts of $637 million and $679 million, respectively, and £161 million and £136 million, respectively, to protect the Company against an increase in interest rates. Additionally, as of December 31, 2018 and 2017, the Company had mortgage commitments, net, with notional amounts of $326 million and $422 million, respectively, to protect the Company against an increase in interest rates. The fair value of the Company's interest rate derivative contracts was a net derivative liability of $8 million as of December 31, 2018 and a net derivative asset of $16 million as of December 31, 2017. A hypothetical 20 basis point increase and a 20 basis point decrease in interest rates would not have a material impact on the Company.

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

As of December 31, 2018 and 2017, the Company's investment in BYD Company Limited common stock represented approximately 79% and 81%, respectively, of the total fair value of the Company's equity securities. The majority of the Company's remaining equity securities are held in a trust related to the decommissioning of nuclear generation assets and the realized and unrealized gains and losses are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. The following table summarizes the Company's investment in BYD Company Limited as of December 31, 2018 and 2017 and the effects of a hypothetical 30% increase and a 30% decrease in market price as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

			Estimated	Hypothetical
		Hypothetical	Fair Value after	Percentage Increase
	Fair	Price	Hypothetical	(Decrease) in BHE
	Value	Change	Change in Prices	Shareholders' Equity

As of December 31, 2018	$1,435	30% increase	$1,866	1%
		30% decrease	1,005	(1)

As of December 31, 2017	$1,961	30% increase	$2,549	1%
		30% decrease	1,373	(1)

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

Northern Powergrid's functional currency is the British pound. As of December 31, 2018, a 10% devaluation in the British pound to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $460 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for Northern Powergrid of $24 million in 2018.

AltaLink's functional currency is the Canadian dollar. As of December 31, 2018, a 10% devaluation in the Canadian dollar to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $302 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for AltaLink of $17 million in 2018.

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

As of December 31, 2018, PacifiCorp's aggregate credit exposure from wholesale activities totaled $719 million, based on settlement and mark-to-market exposures, net of collateral, compared to $127 million as of December 31, 2017. As of December 31, 2018, $552 million of PacifiCorp's total credit exposure relates to long-duration solar power purchase agreements entered into to meet customer requests for renewable energy. The credit exposure for these long-duration solar power purchase agreements was estimated using forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. The power purchase agreements are from facilities that have not yet achieved commercial operation. To the extent any of these facilities do not achieve commercial operation by contractually agreed upon dates, PacifiCorp has no obligation to the counterparty.

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2018, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

As of December 31, 2018, NV Energy's aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

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

Northern Powergrid

The Northern Powergrid Distribution Companies charge fees for the use of their distribution systems to supply companies. The supply companies purchase electricity from generators and traders, sell the electricity to end-use customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to the multilateral "Distribution Connection and Use of System Agreement." The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses. During 2018, RWE Npower PLC and certain of its affiliates and British Gas Trading Limited represented approximately 19% and 13%, respectively, of the total combined distribution revenue of the Northern Powergrid Distribution Companies. The industry operates in accordance with a framework which sets credit limits for each supply business based on its credit rating or payment history and requires them to provide credit cover if their value at risk (measured as being equivalent to 45 days usage) exceeds the credit limit. Acceptable credit typically is provided in the form of a parent company guarantee, letter of credit or an escrow account. Ofgem has indicated that, provided the Northern Powergrid Distribution Companies have implemented credit control, billing and collection in line with best practice guidelines and can demonstrate compliance with the guidelines or are able to satisfactorily explain departure from the guidelines, any bad debt losses arising from supplier default will be recovered through an increase in future allowed income. Losses incurred to date have not been material.

AltaLink

AltaLink's primary source of operating revenue is the AESO, an entity rated AA- by Standard and Poor's. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations would significantly impair AltaLink's ability to meet its existing and future obligations. Total operating revenue for AltaLink was $710 million for the year ended December 31, 2018.

BHE Renewables

BHE Renewables owns independent power projects in the United States and the Philippines that generally have separate project financing agreements. These projects source of operating revenue is derived primarily from long-term power purchase agreements with single customers, primarily utilities, which expire between 2019 and 2043. Because of the dependence generally from a single customer at each project, any material failure of the customer to fulfill its obligations would significantly impair that project's ability to meet its existing and future obligations. On January 29, 2019, a customer of certain BHE Renewables' solar projects filed for chapter 11 bankruptcy protection. See BHE Renewables' Counterparty Risk in Item 7 of this Form 10-K for additional information. Total operating revenue for BHE Renewables was $908 million for the year ended December 31, 2018.

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

As of December 31, 2018, MES' aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for investments in equity securities (excluding equity method investments) in 2018 due to the adoption of ASU 2016-01 "Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities".

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
February 22, 2019

We have served as the Company's auditor since 1991.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$627	$935
Restricted cash and cash equivalents	227	327
Trade receivables, net	2,038	2,014
Income tax receivable	90	334
Inventories	844	888
Mortgage loans held for sale	468	465
Other current assets	853	815
Total current assets	5,147	5,778

Property, plant and equipment, net	68,595	65,871
Goodwill	9,595	9,678
Regulatory assets	2,896	2,761
Investments and restricted cash and cash equivalents and investments	4,903	4,872
Other assets	1,053	1,248

Total assets	$92,189	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2018	2017
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,809	$1,519
Accrued interest	469	488
Accrued property, income and other taxes	599	354
Accrued employee expenses	275	274
Short-term debt	2,516	4,488
Current portion of long-term debt	2,106	3,431
Other current liabilities	996	1,049
Total current liabilities	8,770	11,603

BHE senior debt	8,577	5,452
BHE junior subordinated debentures	100	100
Subsidiary debt	25,991	26,210
Regulatory liabilities	7,346	7,309
Deferred income taxes	9,047	8,242
Other long-term liabilities	2,635	2,984
Total liabilities	62,466	61,900

Commitments and contingencies (Note 15)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,371	6,368
Long-term income tax receivable	(457)	—
Retained earnings	25,624	22,206
Accumulated other comprehensive loss, net	(1,945)	(398)
Total BHE shareholders' equity	29,593	28,176
Noncontrolling interests	130	132
Total equity	29,723	28,308

Total liabilities and equity	$92,189	$90,208

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Energy	$15,573	$15,171	$14,621
Real estate	4,214	3,443	2,801
Total operating revenue	19,787	18,614	17,422

Operating expenses:
Energy:
Cost of sales	4,769	4,518	4,315
Operations and maintenance	3,440	3,210	3,176
Depreciation and amortization	2,933	2,580	2,560
Property and other taxes	573	555	535
Real estate	4,000	3,229	2,589
Total operating expenses	15,715	14,092	13,175

Operating income	4,072	4,522	4,247

Other income (expense):
Interest expense	(1,838)	(1,841)	(1,854)
Capitalized interest	61	45	139
Allowance for equity funds	104	76	158
Interest and dividend income	113	111	120
(Losses) gains on marketable securities, net	(538)	14	10
Other, net	(9)	(420)	30
Total other income (expense)	(2,107)	(2,015)	(1,397)

Income before income tax (benefit) expense and equity income (loss)	1,965	2,507	2,850
Income tax (benefit) expense	(583)	(554)	403
Equity income (loss)	43	(151)	123
Net income	2,591	2,910	2,570
Net income attributable to noncontrolling interests	23	40	28
Net income attributable to BHE shareholders	$2,568	$2,870	$2,542

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$2,591	$2,910	$2,570

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $8, $9 and $11	25	64	(9)
Foreign currency translation adjustment	(494)	546	(583)
Unrealized gains (losses) on marketable securities, net of tax of $-, $270 and $(19)	—	500	(30)
Unrealized gains (losses) on cash flow hedges, net of tax of $1, $(7) and $13	7	3	19
Total other comprehensive (loss) income, net of tax	(462)	1,113	(603)

Comprehensive income	2,129	4,023	1,967
Comprehensive income attributable to noncontrolling interests	23	40	28
Comprehensive income attributable to BHE shareholders	$2,106	$3,983	$1,939

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Common		Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2015	77	$—	$6,403	$—	$16,906	$(908)	$134	$22,535
Net income	—	—	—	—	2,542	—	14	2,556
Other comprehensive loss	—	—	—	—	—	(603)	—	(603)
Distributions	—	—	—	—	—	—	(20)	(20)
Other equity transactions	—	—	(13)	—	—	—	8	(5)
Balance, December 31, 2016	77	—	6,390	—	19,448	(1,511)	136	24,463
Net income	—	—	—	—	2,870	—	22	2,892
Other comprehensive income	—	—	—	—	—	1,113	—	1,113
Distributions	—	—	—	—	—	—	(22)	(22)
Common stock purchases	—	—	(1)	—	(18)	—	—	(19)
Common stock exchange	—	—	(6)	—	(94)	—	—	(100)
Other equity transactions	—	—	(15)	—	—	—	(4)	(19)
Balance, December 31, 2017	77	—	6,368	—	22,206	(398)	132	28,308
Adoption of ASU 2016-01	—	—	—	—	1,085	(1,085)	—	—
Net income	—	—	—	—	2,568	—	20	2,588
Other comprehensive income	—	—	—	—	—	(462)	—	(462)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	152	(135)	—	—	17
Common stock purchases	—	—	(6)	—	(101)	—	—	(107)
Distributions	—	—	—	—	—	—	(23)	(23)
Other equity transactions	—	—	9	—	1	—	1	11
Balance, December 31, 2018	77	$—	$6,371	$(457)	$25,624	$(1,945)	$130	$29,723

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$2,591	$2,910	$2,570
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	538	(14)	(10)
Losses (gains) on other items, net	56	455	62
Depreciation and amortization	2,984	2,646	2,591
Allowance for equity funds	(104)	(76)	(158)
Equity loss (income), net of distributions	45	260	(67)
Changes in regulatory assets and liabilities	196	31	(34)
Deferred income taxes and amortization of investment tax credits	8	19	1,090
Other, net	67	12	(132)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	72	(74)	(110)
Derivative collateral, net	27	(22)	32
Pension and other postretirement benefit plans	(54)	(91)	(79)
Accrued property, income and other taxes	199	(28)	377
Accounts payable and other liabilities	145	50	(28)
Net cash flows from operating activities	6,770	6,078	6,104

Cash flows from investing activities:
Capital expenditures	(6,241)	(4,571)	(5,090)
Acquisitions, net of cash acquired	(106)	(1,113)	(66)
Purchases of marketable securities	(329)	(190)	(141)
Proceeds from sales of marketable securities	287	202	191
Equity method investments	(683)	(395)	(596)
Other, net	83	(12)	(34)
Net cash flows from investing activities	(6,989)	(6,079)	(5,736)

Cash flows from financing activities:
Proceeds from BHE senior debt	3,166	—	—
Repayments of BHE senior debt and junior subordinated debentures	(1,045)	(2,323)	(2,000)
Common stock purchases	(107)	(19)	—
Proceeds from subsidiary debt	2,352	1,763	2,327
Repayments of subsidiary debt	(2,422)	(1,000)	(1,831)
Net proceeds from (repayments of) short-term debt	(1,946)	2,361	879
Tender offer premium paid	—	(435)	—
Purchase of redeemable noncontrolling interest	(131)	—	—
Other, net	(41)	(73)	(65)
Net cash flows from financing activities	(174)	274	(690)

Effect of exchange rate changes	(7)	7	(7)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(400)	280	(329)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,283	1,003	1,332
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$883	$1,283	$1,003

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Operations

Berkshire Hathaway Energy Company ("BHE") is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry (collectively with its subsidiaries, the "Company") and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which consists of Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("AltaLink") (which primarily consists of AltaLink, L.P. ("ALP")) and BHE U.S. Transmission, LLC), BHE Renewables and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the second largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

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

Cash Equivalents and Restricted Cash and Cash Equivalents and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. Restricted amounts are included in restricted cash and cash equivalents and investments and restricted cash and cash equivalents and investments on the Consolidated Balance Sheets.

Investments

Fixed Maturity Securities

The Company's management determines the appropriate classification of investments in fixed maturity securities at the acquisition date and reevaluates the classification at each balance sheet date. Investments and restricted cash and cash equivalents and investments that management does not intend to use or is restricted from using in current operations are presented as noncurrent on the Consolidated Balance Sheets.

Available-for-sale investments are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. Realized and unrealized gains and losses on fixed maturity securities in a trust related to the decommissioning of nuclear generation assets are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. Trading investments are carried at fair value with changes in fair value recognized in earnings. Held-to-maturity investments are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. The difference between the original cost and maturity value of a fixed maturity security is amortized to earnings using the interest method.

Investment gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired with respect to securities classified as available-for-sale. If the value of a fixed maturity investment declines to below amortized cost and the decline is deemed other than temporary, the amortized cost of the investment is reduced to fair value, with a corresponding charge to earnings. Any resulting impairment loss is recognized in earnings if the Company intends to sell, or expects to be required to sell, the debt security before its amortized cost is recovered. If the Company does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss) ("OCI"). For regulated fixed maturity investments, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable.

Equity Securities

Beginning January 1, 2018, investments in equity securities are carried at fair value with changes in fair value recognized in earnings as a component of gains (losses) on marketable securities, net. Prior to January 1, 2018, substantially all of the Company's equity security investments were classified as available-for-sale with changes in fair value recognized in OCI, net of income taxes. All changes in fair value of equity securities in a trust related to the decommissioning of nuclear generation assets are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates.

Equity Method Investments

The Company utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate the ability to exercise significant influence is restricted. In applying the equity method, the Company records the investment at cost and subsequently increases or decreases the carrying value of the investment by the Company's share of the net earnings or losses and OCI of the investee. The Company records dividends or other equity distributions as reductions in the carrying value of the investment. Certain equity investments are presented on the Consolidated Balance Sheets net of related investment tax credits.

Allowance for Doubtful Accounts

Trade receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on the Company's assessment of the collectibility of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2018 and 2017, the allowance for doubtful accounts totaled $42 million and $40 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets.

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

Inventories

Inventories consist mainly of fuel, which includes coal stocks, stored gas and fuel oil, totaling $273 million and $352 million as of December 31, 2018 and 2017, respectively, and materials and supplies totaling $571 million and $536 million as of December 31, 2018 and 2017, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined primarily using the average cost method. The cost of stored gas is determined using either the last-in-first-out ("LIFO") method or the lower of average cost or market. With respect to inventories carried at LIFO cost, the replacement cost would be $14 million and $22 million higher as of December 31, 2018 and 2017, respectively.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. The Company capitalizes all construction-related materials, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include capitalized interest, including debt allowance for funds used during construction ("AFUDC"), and equity AFUDC, as applicable to the Regulated Businesses. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, the Company estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2018, 2017 and 2016, the Company did not record any material goodwill impairments.

The Company records goodwill adjustments for (a) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill and (b) changes to the purchase price allocation prior to the end of the measurement period, which is not to exceed one year from the acquisition date.

Revenue Recognition

Customer Revenue

The Company uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations. In the event one of the parties to a contract has performed before the other, the Company would recognize a contract asset or contract liability depending on the relationship between the Company's performance and the customer's payment.

Energy Products and Services

A majority of the Company's energy revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. The Company's energy revenue that is nonregulated primarily relates to the Company's renewable energy business.

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. As of December 31, 2018 and 2017, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $554 million and $665 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

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

Other Revenue

Energy Products and Services

Other revenue consists primarily of revenue related to power purchase agreements not considered Customer Revenue as they are recognized in accordance with Accounting Standards Codification ("ASC") 815, "Derivatives and Hedging" and ASC 840, "Leases" and certain non tariff-based revenue approved by the regulator that is not considered Customer Revenue within ASC 606, "Revenue from Contracts with Customers."

Real Estate Service

Other revenue consists primarily of revenue related to the mortgage business. Mortgage fee revenue consists of amounts earned related to application and underwriting fees, and fees on canceled loans. Fees associated with the origination and acquisition of mortgage loans are recognized as earned. These amounts are not considered Customer Revenue as they are recognized in accordance with ASC 815, "Derivatives and Hedging," ASC 825, "Financial Instruments" and ASC 860, "Transfers and Servicing."

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

Income Taxes

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and substantially all of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. The Company records the deferred income tax assets associated with the state of Iowa net operating loss carryforward as a long-term income tax receivable from Berkshire Hathaway as a component of BHE's shareholders' equity due to the long-term related-party nature of the income tax receivable.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities associated with income tax benefits and expense for certain property-related basis differences and other various differences that the Company's regulated businesses deems probable to be passed on to their customers in most state and provincial jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory commissions.

The Company has not established deferred income taxes on its undistributed foreign earnings that have been determined by management to be reinvested indefinitely; however, the Company periodically evaluates its capital requirements. If circumstances change in the future and a portion of the Company's undistributed foreign earnings were repatriated, the dividends may be subject to taxation in the United States but the tax is not expected to be material.

In determining the Company's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the Company's various regulatory commissions. The Company's income tax returns are subject to continuous examinations by federal, state, local and foreign income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. The Company recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of the Company's federal, state, local and foreign income tax examinations is uncertain, the Company believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on the Company's consolidated financial results. The Company's unrecognized tax benefits are primarily included in accrued property, income and other taxes and other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. The Company elected to early adopt ASU No. 2018-14 effective December 31, 2018. The adoption did not have a material impact on the Company's Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In August 2017, the FASB issued ASU No. 2017-12, which amends FASB ASC Topic 815, "Derivatives and Hedging." The amendments in this guidance update the hedge accounting model to enable entities to better portray the economics of their risk management activities in the financial statements, expands an entity's ability to hedge non-financial and financial risk components and reduces complexity in fair value hedges of interest rate risk. In addition, it eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in fair value of a hedging instrument to be presented in the same income statement line as the hedged item and also eases certain documentation and assessment requirements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company adopted the guidance on January 1, 2019 and it did not have a material impact on the Company's Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. The Company adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the years ended December 31, 2017 and 2016 of $(8) million and $4 million, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this guidance retrospectively effective January 1, 2018 which resulted in a decrease to operating cash flows of $15 million and an increase in investing cash flows of $81 million for the year ended December 31, 2017 and an increase in operating cash flows and investing cash flows of $22 million and $36 million, respectively, for the year ended December 31, 2016.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. The Company adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $27 million and $26 million previously recognized within investing cash flows to operating cash flows for the years ended December 31, 2017 and 2016 respectively.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases," ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption and ASU No. 2018-20 that provides targeted improvements to lessor accounting, such as the handling of sales and other similar taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. The Company adopted this guidance effective January 1, 2019, for all contracts currently in-effect. The Company is finalizing its implementation efforts relative to the new guidance and currently expects to recognize operating lease right of use assets and lease liabilities of approximately $550 million based on the contracts currently in effect and reclassify approximately $525 million of finance lease right of use assets and lease liabilities previously recognized in property, plant and equipment, net and subsidiary debt to other assets and other liabilities, respectively. The Company currently does not believe the adoption of the new guidance will have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize Customer Revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. The Company adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

(3)    Business Acquisitions

In 2018, the Company completed various acquisitions totaling $106 million, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses. As a result of the various acquisitions, the Company acquired assets of $39 million, assumed liabilities of $12 million and recognized goodwill of $79 million. Additionally, in April 2018, HomeServices acquired the remaining 33.3% interest in a real estate brokerage franchise business from the noncontrolling interest member at a contractually determined option exercise price totaling $131 million.

In 2017, the Company completed various acquisitions totaling $1.1 billion, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed, which primarily related to residential real estate brokerage businesses, development and construction costs for the 110-megawatt ("MW") Alamo 6 and the 50-MW Pearl solar projects, and the remaining 25% interest in the Silverhawk natural gas-fueled generation facility at Nevada Power. As a result of the various acquisitions, the Company acquired assets of $1.1 billion, assumed liabilities of $487 million and recognized goodwill of $508 million.

In 2016, the Company completed various acquisitions totaling $66 million, net of cash acquired. The purchase price for each acquisition was allocated to the assets acquired and liabilities assumed. The assets acquired consisted of property, plant and equipment, development and construction costs for renewable projects, other working capital items, goodwill of $50 million and other identifiable intangible assets. The liabilities assumed totaled $54 million.

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable
	Life	2018	2017
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$77,288	$74,660
Interstate natural gas pipeline assets	3-80 years	7,524	7,176
		84,812	81,836
Accumulated depreciation and amortization		(26,010)	(24,478)
Regulated assets, net		58,802	57,358

Nonregulated assets:
Independent power plants	5-30 years	6,826	6,010
Other assets	3-30 years	1,498	1,489
		8,324	7,499
Accumulated depreciation and amortization		(1,641)	(1,542)
Nonregulated assets, net		6,683	5,957

Net operating assets		65,485	63,315
Construction work-in-progress		3,110	2,556
Property, plant and equipment, net		$68,595	$65,871

Construction work-in-progress includes $2.9 billion and $2.2 billion as of December 31, 2018 and 2017, respectively, related to the construction of regulated assets.

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

The amounts shown in the table below represent the Company's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2018 (dollars in millions):

			Accumulated	Construction
	Company	Facility In	Depreciation and	Work-in-
	Share	Service	Amortization	Progress
PacifiCorp:
Jim Bridger Nos. 1-4	67%	$1,458	$647	$11
Hunter No. 1	94	484	182	—
Hunter No. 2	60	298	121	5
Wyodak	80	471	229	—
Colstrip Nos. 3 and 4	10	248	137	6
Hermiston	50	180	87	1
Craig Nos. 1 and 2	19	367	241	—
Hayden No. 1	25	74	37	—
Hayden No. 2	13	43	22	—
Foote Creek	79	40	27	1
Transmission and distribution facilities	Various	808	246	76
Total PacifiCorp		4,471	1,976	100
MidAmerican Energy:
Louisa No. 1	88%	822	443	8
Quad Cities Nos. 1 and 2(1)	25	723	407	10
Walter Scott, Jr. No. 3	79	641	304	2
Walter Scott, Jr. No. 4(2)	60	454	167	1
George Neal No. 4	41	310	164	2
Ottumwa No. 1	52	630	209	6
George Neal No. 3	72	442	196	3
Transmission facilities	Various	257	92	—
Total MidAmerican Energy		4,279	1,982	32
NV Energy:
Navajo	11%	223	176	—
Valmy	50	389	252	1
Transmission facilities	Various	226	49	1
Total NV Energy		838	477	2
BHE Pipeline Group - common facilities	Various	286	173	—
Total		$9,874	$4,608	$134

(1)	Includes amounts related to nuclear fuel.

(2)	Facility in-service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $88 million, respectively.

(6)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future regulated rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2018	2017

Employee benefit plans(1)	16 years	$773	$675
Asset retirement obligations	17 years	375	334
Asset disposition costs	Various	358	387
Deferred income taxes(2)	Various	196	143
Deferred operating costs	10 years	141	147
Abandoned projects	2 years	134	156
Unrealized loss on regulated derivative contracts	2 years	120	122
Deferred net power costs	2 years	103	58
Unamortized contract values	5 years	79	89
Other	Various	788	839
Total regulatory assets		$3,067	$2,950

Reflected as:
Current assets		$171	$189
Noncurrent assets		2,896	2,761
Total regulatory assets		$3,067	$2,950

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)
Amounts primarily represent income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

The Company had regulatory assets not earning a return on investment of $1.3 billion and $1.1 billion as of December 31, 2018 and 2017, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2018	2017

Deferred income taxes(1)	Various	$3,923	$4,143
Cost of removal(2)	28 years	2,426	2,349
Levelized depreciation	30 years	329	332
Asset retirement obligations	34 years	163	177
Impact fees	4 years	88	89
Other	Various	577	421
Total regulatory liabilities		$7,506	$7,511

Reflected as:
Current liabilities		$160	$202
Noncurrent liabilities		7,346	7,309
Total regulatory liabilities		$7,506	$7,511

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

ALP General Tariff Application ("GTA")

In 2014, ALP filed a GTA requesting the Alberta Utilities Commission ("AUC") to approve revenue requirements of C$811 million for 2015 and C$1.0 billion for 2016, primarily due to continued investment in capital projects as directed by the Alberta Electric System Operator. ALP amended the GTA in June 2015 to propose transmission tariff relief measures for customers and modifications to its capital structure. ALP also amended and updated the GTA in October 2015, reducing the requested revenue requirements to C$672 million for 2015 and C$704 million for 2016. In May 2016, the AUC issued its decision pertaining to the 2015-2016 GTA. ALP filed its 2015-2016 GTA compliance filing in July 2016 to comply with the AUC's decision.

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

(7)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following as of December 31 (in millions):

	2018	2017
Investments:
BYD Company Limited common stock	$1,435	$1,961
Rabbi trusts	371	441
Other	168	124
Total investments	1,974	2,526

Equity method investments:
BHE Renewables tax equity investments	1,661	1,025
Electric Transmission Texas, LLC	527	524
Bridger Coal Company	99	137
Other	153	148
Total equity method investments	2,440	1,834

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	504	515
Restricted cash and cash equivalents	256	348
Total restricted cash and cash equivalents and investments	760	863

Total investments and restricted cash and cash equivalents and investments	$5,174	$5,223

Reflected as:
Other current assets	$271	$351
Noncurrent assets	4,903	4,872
Total investments and restricted cash and cash equivalents and investments	$5,174	$5,223

Investments

BHE's investment in BYD Company Limited common stock is accounted for as a marketable security with changes in fair value recognized in net income.

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

The portion of unrealized losses related to marketable securities still held as of December 31, 2018 is calculated as follows (in millions):

Year Ended
December 31,
2018
Losses on marketable securities recognized during the period	$(538)
Less: Net gains recognized during the period on marketable securities sold during the period	2
Unrealized losses recognized during the period on marketable securities still held at the reporting date	$(540)

Equity Method Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $698 million, $403 million and $584 million in 2018, 2017 and 2016, respectively, pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

BHE, through a subsidiary, owns 50% of Electric Transmission Texas, LLC, which owns and operates electric transmission assets in the Electric Reliability Council of Texas footprint. BHE, through a subsidiary, owns 66.67% of Bridger Coal Company ("Bridger Coal"), which is a coal mining joint venture that supplies coal to the Jim Bridger Nos. 1-4 generating facility. Bridger Coal is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. See Note 11 for discussion of 2017 Tax Reform impacts to equity earnings recorded for the year ended December 31, 2017.

Restricted Investments

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Nuclear Station Units 1 and 2 ("Quad Cities Station"). These investments in debt and equity securities are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which are currently licensed for operation until December 2032.

(8)    Short-Term Debt and Credit Facilities

The following table summarizes BHE's and its subsidiaries' availability under their credit facilities as of December 31 (in millions):

			MidAmerican	NV	Northern
	BHE	PacifiCorp	Funding	Energy	Powergrid	AltaLink	Other	Total(1)
2018:
Credit facilities(2)	$3,500	$1,200	$1,309	$650	$231	$639	$1,585	$9,114
Less:
Short-term debt	(983)	(30)	(240)	—	(77)	(345)	(841)	(2,516)
Tax-exempt bond support and letters of credit	—	(89)	(370)	(80)	—	(4)	—	(543)
Net credit facilities	$2,517	$1,081	$699	$570	$154	$290	$744	$6,055

2017:
Credit facilities	$3,600	$1,000	$909	$650	$203	$1,054	$1,635	$9,051
Less:
Short-term debt	(3,331)	(80)	—	—	—	(345)	(732)	(4,488)
Tax-exempt bond support and letters of credit	(7)	(130)	(370)	(80)	—	(7)	—	(594)
Net credit facilities	$262	$790	$539	$570	$203	$702	$903	$3,969

(1)	The table does not include unused credit facilities and letters of credit for investments that are accounted for under the equity method.
(2)    Includes the drawn uncommitted credit facilities totaling $39 million at Northern Powergrid.

As of December 31, 2018, the Company was in compliance with the covenants of its credit facilities and letter of credit arrangements.

BHE

BHE has a $3.5 billion unsecured credit facility expiring in June 2021 with two one-year extension options subject to lender consent. This credit facility, which is for general corporate purposes and also supports BHE's commercial paper program and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at BHE's option, plus a spread that varies based on BHE's credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2018 and 2017, the weighted average interest rate on commercial paper borrowings outstanding was 2.76% and 1.74%, respectively. This credit facility requires that BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

As of December 31, 2018 and 2017, BHE had $115 million and $96 million, respectively, of letters of credit outstanding, of which $- million and $7 million as of December 31, 2018 and 2017, respectively, were issued under the credit facility. These letters of credit primarily support power purchase agreements and debt service requirements at certain subsidiaries of BHE Renewables, LLC expiring through January 2020 and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

PacifiCorp

PacifiCorp has a $600 million unsecured credit facility expiring in June 2021 with a one-year extension option subject to lender consent and a $600 million unsecured credit facility expiring in June 2021 with two one-year extension options subject to lender consent. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have variable interest rates based on the Eurodollar rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2018 and 2017, the weighted average interest rate on commercial paper borrowings outstanding was 2.85% and 1.83%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2018 and 2017, PacifiCorp had $184 million and $230 million, respectively, of fully available letters of credit issued under committed arrangements. As of December 31, 2018 and 2017, $170 million and $216 million, respectively, of these letters of credit support PacifiCorp's variable-rate tax-exempt bond obligations and expire in March 2019 and $14 million support certain transactions required by third parties and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

MidAmerican Funding

MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2021 with a one-year extension option subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. As of December 31, 2018, MidAmerican Energy had a $400 million unsecured credit facility expiring November 2019, which it terminated in January 2019.

As of December 31, 2018, the weighted average interest rate on commercial paper borrowings outstanding was 2.49%. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

NV Energy

Nevada Power has a $400 million secured credit facility expiring in June 2021 and Sierra Pacific has a $250 million secured credit facility expiring in June 2021 each with a one-year extension option subject to lender consent. These credit facilities, which are for general corporate purposes and provide for the issuance of letters of credit, have a variable interest rate based on the Eurodollar rate or a base rate, at each of the Nevada Utilities' option, plus a spread that varies based on each of the Nevada Utilities' credit ratings for its senior secured long‑term debt securities. Amounts due under each credit facility are collateralized by each of the Nevada Utilities' general and refunding mortgage bonds. These credit facilities require that each of the Nevada Utilities' ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

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

AltaLink

ALP has a C$500 million secured revolving credit facility expiring in December 2023 with a recurring one-year extension option subject to lender consent. The credit facility, which provides support for borrowings under the unsecured commercial paper program and may also be used for general corporate purposes, has a variable interest rate based on the Canadian bank prime lending rate or a spread above the Bankers' Acceptance rate, at ALP's option, based on ALP's credit ratings for its senior secured long-term debt securities. In addition, ALP has a C$75 million secured revolving credit facility expiring in December 2023 with a recurring one-year extension option subject to lender consent. The credit facility, which may be used for general corporate purposes and letters of credit, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at ALP's option, based on ALP's credit ratings for its senior secured long-term debt securities.

As of December 31, 2018 and 2017, ALP had $281 million and $121 million outstanding under these facilities at a weighted average interest rate of 2.26% and 1.42%, respectively. The credit facilities require the consolidated indebtedness to total capitalization not exceed 0.75 to 1.0 measured as of the last day of each quarter.

AltaLink Investments, L.P. has a C$300 million unsecured revolving term credit facility expiring in December 2023 with a recurring one-year extension option subject to lender consent. The credit facility, which may be used for general corporate purposes and letters of credit to a maximum of C$10 million, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at AltaLink Investments, L.P.'s option, based on AltaLink Investments, L.P.'s credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2018 and 2017, AltaLink Investments, L.P. had $64 million and $224 million outstanding under this facility at a weighted average interest rate of 3.25% and 2.40%, respectively. The credit facility requires the consolidated total debt to capitalization to not exceed 0.8 to 1.0 and earnings before interest, taxes, depreciation and amortization to interest expense for the four fiscal quarters ended to not be less than 2.25 to 1.0 measured as of the last day of each quarter.

HomeServices

HomeServices has a $600 million unsecured credit facility expiring in September 2022. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the LIBOR or a base rate, at HomeServices' option, plus a spread that varies based on HomeServices' total net leverage ratio as of the last day of each quarter. As of December 31, 2018 and 2017, HomeServices had $404 million and $292 million, respectively, outstanding under its credit facility with a weighted average interest rate of 3.94% and 2.75%, respectively.

Through its subsidiaries, HomeServices maintains mortgage lines of credit totaling $985 million and $1.0 billion as of December 31, 2018 and 2017, respectively, used for mortgage banking activities that expire beginning in January 2019 through December 2019 or are due on demand. The mortgage lines of credit have variable rates based on LIBOR plus a spread. Collateral for these credit facilities is comprised of residential property being financed and is equal to the loans funded with the facilities. As of December 31, 2018 and 2017, HomeServices had $436 million and $440 million, respectively, outstanding under these mortgage lines of credit at a weighted average interest rate of 4.42% and 3.60%, respectively.

BHE Renewables Letters of Credit

Topaz and Solar Star have separate letter of credit and reimbursement facilities used to (a) provide security under the power purchase agreement and large generator interconnection agreements, (b) fund the debt service reserve requirement and the operation and maintenance debt service reserve requirement and (c) provide security for remediation and mitigation liabilities. As of December 31, 2018, Topaz had $127 million of letters of credit issued under its $134 million facility and Solar Star had $92 million of letters of credit issued under its $105 million facility. As of December 31, 2017, Topaz had $75 million of letters of credit issued under its $134 million facility and Solar Star had $282 million of letters of credit issued under its $301 million facility.

As of December 31, 2018 and 2017, certain other renewable projects collectively have letters of credit outstanding of $103 million and $118 million, respectively, primarily in support of the power purchase agreements associated with the projects.

(9)	BHE Debt

Senior Debt

BHE senior debt represents unsecured senior obligations of BHE that are redeemable in whole or in part at any time generally with make-whole premiums. BHE senior debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2018	2017

5.75% Senior Notes, due 2018	—	—	650
2.00% Senior Notes, due 2018	—	—	350
2.40% Senior Notes, due 2020	350	349	349
2.375% Senior Notes, due 2021	450	448	—
2.80% Senior Notes, due 2023	400	398	—
3.75% Senior Notes, due 2023	500	498	498
3.50% Senior Notes, due 2025	400	398	398
3.250% Senior Notes, due 2028	600	594	—
8.48% Senior Notes, due 2028	256	257	302
6.125% Senior Bonds, due 2036	1,670	1,661	1,660
5.95% Senior Bonds, due 2037	550	547	547
6.50% Senior Bonds, due 2037	225	222	222
5.15% Senior Notes, due 2043	750	740	739
4.50% Senior Notes, due 2045	750	738	737
3.80% Senior Notes, due 2048	750	737	—
4.45% Senior Notes, due 2049	1,000	990	—
Total BHE Senior Debt	$8,651	$8,577	$6,452

Reflected as:
Current liabilities		$—	$1,000
Noncurrent liabilities		8,577	5,452
Total BHE Senior Debt		$8,577	$6,452

Junior Subordinated Debentures

BHE junior subordinated debentures consists of the following as of December 31 (in millions):

	Par Value	2018	2017

Junior subordinated debentures, due 2057	100	100	100
Total BHE junior subordinated debentures - noncurrent	$100	$100	$100

In June 2017, BHE issued $100 million of its 5.00% junior subordinated debentures due June 2057 in exchange for 181,819 shares of BHE no par value common stock held by a minority shareholder. The junior subordinated debentures are redeemable at BHE's option at any time from and after June 15, 2037, at par plus accrued and unpaid interest. Interest expense to the minority shareholder for the year ended December 31, 2018 and 2017 was $5 million and $3 million, respectively.

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

Distributions at these separate legal entities are limited by various covenants including, among others, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2018, all subsidiaries were in compliance with their long-term debt covenants. On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. As a result, the Company does not expect to receive distributions from Topaz Solar Farms LLC ("Topaz") or Agua Caliente Solar, LLC ("Agua Caliente") in the near term.

Long-term debt of subsidiaries consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2018	2017

PacifiCorp	$7,076	$7,036	$7,025
MidAmerican Funding	5,668	5,599	5,259
NV Energy	4,321	4,318	4,581
Northern Powergrid	2,621	2,626	2,805
BHE Pipeline Group	1,050	1,042	796
BHE Transmission	3,856	3,842	4,334
BHE Renewables	3,438	3,401	3,594
HomeServices	233	233	247
Total subsidiary debt	$28,263	$28,097	$28,641

Reflected as:
Current liabilities		$2,106	$2,431
Noncurrent liabilities		25,991	26,210
Total subsidiary debt		$28,097	$28,641

PacifiCorp

PacifiCorp's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs as of December 31 (dollars in millions):

	Par Value	2018	2017
First mortgage bonds:
2.95% to 8.53%, due through 2023	$1,824	$1,821	$2,320
3.35% to 6.71%, due 2024 to 2026	775	771	771
7.70% due 2031	300	298	298
5.25% to 6.35%, due 2034 to 2038	2,350	2,338	2,337
4.10% to 6.00%, due 2039 to 2042	950	939	938
4.125%, due 2049	600	593	—
Variable-rate series, tax-exempt bond obligations (2018-1.67% to 1.85%; 2017-1.60% to 1.87%):
Due 2018 to 2020	38	38	79
Due 2018 to 2025(1)	25	25	70
Due 2024(1)(2)	143	142	142
Due 2024 to 2025(2)	50	50	50
Capital lease obligations - 8.75% to 14.61%, due through 2035	21	21	20
Total PacifiCorp	$7,076	$7,036	$7,025

(1)	Supported by $170 million and $216 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2018 and 2017, respectively.

(2)
Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $28 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2018.

MidAmerican Funding

MidAmerican Funding's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
MidAmerican Funding:
6.927% Senior Bonds, due 2029	$240	$217	$216

MidAmerican Energy:
Tax-exempt bond obligations -
Variable-rate tax-exempt bond obligation series: (2018-1.74%, 2017-1.91%), due 2023-2047	370	368	368
First Mortgage Bonds:
2.40%, due 2019	500	500	499
3.70%, due 2023	250	249	248
3.50%, due 2024	500	501	501
3.10%, due 2027	375	372	372
4.80%, due 2043	350	346	346
4.40%, due 2044	400	394	394
4.25%, due 2046	450	445	445
3.95%, due 2047	475	470	470
3.65%, due 2048	700	688	—
Notes:
5.30% Series, due 2018	—	—	350
6.75% Series, due 2031	400	396	396
5.75% Series, due 2035	300	298	298
5.80% Series, due 2036	350	348	348
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	7	5	6
Capital lease obligations - 4.16%, due through 2020	1	2	2
Total MidAmerican Energy	5,428	5,382	5,043
Total MidAmerican Funding	$5,668	$5,599	$5,259

In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due April 2029 and $900 million of its 4.25% First Mortgage Bonds due July 2049. In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as amended by the First Supplemental Indenture dated as of September 19, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the state of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2018, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $18 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2018 and 2017. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues and $180 million of the variable rate, tax-exempt bonds are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended.

NV Energy

NV Energy's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
NV Energy -
6.250% Senior Notes, due 2020	$315	$330	$337

Nevada Power:
General and refunding mortgage securities:
6.500% Series O, due 2018	—	—	324
6.500% Series S, due 2018	—	—	499
7.125% Series V, due 2019	500	500	499
2.750%, Series BB, due 2020	575	574	—
6.650% Series N, due 2036	367	360	359
6.750% Series R, due 2037	349	348	348
5.375% Series X, due 2040	250	248	248
5.450% Series Y, due 2041	250	244	244
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.800% Pollution Control Bonds Series 2017A, due 2032(1)	40	40	40
1.600% Pollution Control Bonds Series 2017, due 2036(1)	40	39	39
1.600% Pollution Control Bonds Series 2017B, due 2039(1)	13	13	13
Capital and financial lease obligations - 2.750% to 11.600%, due through 2054	463	463	475
Total Nevada Power	2,847	2,829	3,088

Sierra Pacific:
General and refunding mortgage securities:
3.375% Series T, due 2023	250	249	249
2.600% Series U, due 2026	400	396	396
6.750% Series P, due 2037	252	256	256
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.250% Pollution Control Series 2016A, due 2029(2)	20	20	20
1.500% Gas Facilities Series 2016A, due 2031(2)	59	58	58
3.000% Gas and Water Series 2016B, due 2036(3)	60	62	63
Variable-rate series (2018 - 1.750% to 1.820%, 2017 - 1.690% to 1.840%):
Water Facilities Series 2016C, due 2036	30	30	30
Water Facilities Series 2016D, due 2036	25	25	25
Water Facilities Series 2016E, due 2036	25	25	25
Capital and financial lease obligations - 2.700% to 10.297%, due through 2054	38	38	34
Total Sierra Pacific	1,159	1,159	1,156
Total NV Energy	$4,321	$4,318	$4,581

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

In January 2019, Nevada Power issued $500 million of its 3.70% General and Refunding Mortgage Notes, Series CC, due May 2029.

The issuance of General and Refunding Mortgage Securities by the Nevada Utilities are subject to PUCN approval and are limited by available property and other provisions of the mortgage indentures for each of Nevada Power and Sierra Pacific. As of December 31, 2018, approximately $8.5 billion of Nevada Power's and $4.1 billion of Sierra Pacific's (based on original cost) property was subject to the liens of the mortgages.

Northern Powergrid

Northern Powergrid and its subsidiaries' long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2018	2017

8.875% Bonds, due 2020	$128	$133	$144
9.25% Bonds, due 2020	255	260	279
3.901% to 4.586% European Investment Bank loans, due 2018 to 2022	294	293	366
7.25% Bonds, due 2022	255	262	279
2.50% Bonds due 2025	191	189	200
2.073% European Investment Bank loan, due 2025	64	65	69
2.564% European Investment Bank loans, due 2027	319	318	336
7.25% Bonds, due 2028	237	241	256
4.375% Bonds, due 2032	191	188	199
5.125% Bonds, due 2035	255	252	267
5.125% Bonds, due 2035	191	189	200
Variable-rate bond, due 2026(2)	241	236	210
Total Northern Powergrid	$2,621	$2,626	$2,805

(1)	The par values for these debt instruments are denominated in sterling.

(2)
Amortizes semiannually and the Company has entered into an interest rate swap that fixes the interest rate on 85% of the outstanding debt. The variable interest rate as of December 31, 2018 was 2.66% while the fixed interest rate was 2.82%.

BHE Pipeline Group

BHE Pipeline Group's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
Northern Natural Gas:
5.75% Senior Notes, due 2018	$—	$—	$200
4.25% Senior Notes, due 2021	200	199	199
5.80% Senior Bonds, due 2037	150	149	149
4.10% Senior Bonds, due 2042	250	248	248
4.30% Senior Bonds, due 2049	450	446	—
Total BHE Pipeline Group	$1,050	$1,042	$796

BHE Transmission

BHE Transmission's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2018	2017
AltaLink Investments, L.P.:
Series 12-1 Senior Bonds, 3.674%, due 2019	$147	$148	$162
Series 13-1 Senior Bonds, 3.265%, due 2020	147	148	161
Series 15-1 Senior Bonds, 2.244%, due 2022	147	146	158
Total AltaLink Investments, L.P.	441	442	481

AltaLink, L.P.:
Series 2008-1 Notes, 5.243%, due 2018	—	—	159
Series 2013-2 Notes, 3.621%, due 2020	92	92	99
Series 2012-2 Notes, 2.978%, due 2022	202	201	218
Series 2013-4 Notes, 3.668%, due 2023	366	366	397
Series 2014-1 Notes, 3.399%, due 2024	256	256	278
Series 2016-1 Notes, 2.747%, due 2026	256	255	277
Series 2006-1 Notes, 5.249%, due 2036	110	109	119
Series 2010-1 Notes, 5.381%, due 2040	92	91	99
Series 2010-2 Notes, 4.872%, due 2040	110	109	119
Series 2011-1 Notes, 4.462%, due 2041	202	201	218
Series 2012-1 Notes, 3.990%, due 2042	385	380	412
Series 2013-3 Notes, 4.922%, due 2043	256	256	278
Series 2014-3 Notes, 4.054%, due 2044	216	215	233
Series 2015-1 Notes, 4.090%, due 2045	256	255	277
Series 2016-2 Notes, 3.717%, due 2046	330	328	356
Series 2013-1 Notes, 4.446%, due 2053	183	183	198
Series 2014-2 Notes, 4.274%, due 2064	95	95	103
Total AltaLink, L.P.	3,407	3,392	3,840

Other:
Construction Loan, 5.660%, due 2020	8	8	13

Total BHE Transmission	$3,856	$3,842	$4,334

(1)	The par values for these debt instruments are denominated in Canadian dollars.

BHE Renewables

BHE Renewables' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
Fixed-rate(1):
Bishop Hill Holdings Senior Notes, 5.125%, due 2032	85	84	93
Solar Star Funding Senior Notes, 3.950%, due 2035	295	292	310
Solar Star Funding Senior Notes, 5.375%, due 2035	924	915	965
Grande Prairie Wind Senior Notes, 3.860%, due 2037	396	392	404
Topaz Solar Farms Senior Notes, 5.750%, due 2039	718	709	745
Topaz Solar Farms Senior Notes, 4.875%, due 2039	207	205	217
Alamo 6 Senior Notes, 4.170%, due 2042	224	221	229
Other	16	16	19
Variable-rate(1):
Pinyon Pines I and II Term Loans, due 2019(2)	310	310	333
TX Jumbo Road Term Loan, due 2025(2)	180	176	193
Marshall Wind Term Loan, due 2026(2)	83	81	86
Total BHE Renewables	$3,438	$3,401	$3,594

(1)	Amortizes quarterly or semiannually.

(2)
The term loans have variable interest rates based on LIBOR plus a margin that varies during the terms of the agreements. The Company has entered into interest rate swaps that fix the interest rate on 75% of the Pinyon Pines outstanding debt and 100% of the TX Jumbo Road and Marshall Wind outstanding debt. The variable interest rate as of December 31, 2018 and 2017 was 4.55% and 3.32%, respectively, while the fixed interest rates as of December 31, 2018 and 2017 ranged from 3.21% to 3.63%.

HomeServices

HomeServices' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
Variable-rate(1):
Variable-rate term loan (2018 - 4.022%, 2017 - 2.819%), due 2022	$233	$233	$247

(1)	Amortizes quarterly.

Annual Repayments of Long-Term Debt

The annual repayments of BHE and subsidiary debt for the years beginning January 1, 2019 and thereafter, excluding fair value adjustments and unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

						2024 and
	2019	2020	2021	2022	2023	Thereafter	Total

BHE senior notes	$—	$350	$450	$—	$900	$6,951	$8,651
BHE junior subordinated debentures	—	—	—	—	—	100	100
PacifiCorp	352	40	425	606	450	5,203	7,076
MidAmerican Funding	500	2	—	1	315	4,850	5,668
NV Energy	523	913	28	29	271	2,557	4,321
Northern Powergrid	80	462	31	479	33	1,536	2,621
BHE Pipeline Group	—	—	200	—	—	850	1,050
BHE Transmission	148	245	—	348	367	2,748	3,856
BHE Renewables	483	168	175	172	177	2,263	3,438
HomeServices	20	27	33	153	—	—	233
Totals	$2,106	$2,207	$1,342	$1,788	$2,513	$27,058	$37,014

(11)    Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacted many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, the one-time repatriation tax of foreign earnings and profits and limitations on bonus depreciation for utility property. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, in December 2017, the Company reduced deferred income tax liabilities $7,115 million. As it is probable the change in deferred taxes for the Company's regulated businesses will be passed back to customers through regulatory mechanisms, the Company increased net regulatory liabilities by $5,950 million. The reduction in deferred income tax liabilities also resulted in a decrease in deferred income tax expense of $1,150 million, mostly driven by the Company's non-regulated businesses, primarily BHE Renewables, BHE's investment in BYD Company Limited and HomeServices.

As a result of the 2017 Tax Reform, BHE's consolidated net income in 2017 increased by $516 million primarily due to benefits from reductions in deferred income tax liabilities of $1,150 million, partially offset by an accrual for the deemed repatriation of undistributed foreign earnings and profits totaling $419 million and equity earnings charges totaling $228 million mainly for amounts to be returned to the customers of equity investments in regulated entities.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. The Company recorded the impacts of the 2017 Tax Reform in December 2017 and believed all the impacts to be complete with the exception of the repatriation tax on foreign earnings and interpretations of the bonus depreciation rules. The Company determined the amounts recorded and the interpretations relating to these two items to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. The Company believed the estimates for the repatriation tax to be reasonable, however, additional time was required to validate the inputs to the foreign earnings and profits calculation, the basis on which the repatriation tax is determined and additional guidance was required to determine state income tax implications. The Company also believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, the Company finalized its provisional amounts resulting in a $134 million reduction to the repatriation tax liability estimate, based on further analysis of the earnings and profits completed during 2018 and additional guidance from certain states. In addition, the Company recorded a current tax benefit and deferred tax expense of $68 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform and the nature of the Company's regulated businesses, the Company reduced the associated deferred income tax liabilities $27 million and increased regulatory liabilities by the same amount.

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, the Company reduced deferred income tax liabilities $61 million and decreased deferred income tax expense by $2 million. As it is probable the change in deferred taxes for the Company's regulated businesses will be passed back to customers through regulatory mechanisms, the Company increased net regulatory liabilities by $59 million. In connection with Iowa Senate File 2417, the Company determined it was more appropriate to present the deferred income tax assets of $609 million associated with the state of Iowa net operating loss carryforward as a long-term income tax receivable from Berkshire Hathaway as a component of BHE's shareholders' equity. As the Company does not currently expect to receive the majority of the income tax amounts from Berkshire Hathaway related to the state of Iowa prior to the 2021 effective date, the Company remeasured the long-term income tax receivable with Berkshire Hathaway at the enactment date and recorded a decrease to the long-term income tax receivable from Berkshire Hathaway of $115 million. Subsequent to the remeasurement date, the Company amended the tax sharing agreement with Berkshire Hathaway and received $90 million in 2019 related to previously used state of Iowa net operating loss carryforwards thereby increasing the current income tax receivable from Berkshire Hathaway and decreasing the long-term income tax receivable by the same amount. Additionally, during the year the Company generated $53 million of state of Iowa net operating losses which will be carried forward and will increase the long-term income tax receivable from Berkshire Hathaway.

Income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2018	2017	2016
Current:
Federal	$(686)	$(653)	$(743)
State	(9)	(3)	1
Foreign	104	83	55
	(591)	(573)	(687)
Deferred:
Federal	165	(76)	1,164
State	(131)	100	(59)
Foreign	(20)	2	(7)
	14	26	1,098

Investment tax credits	(6)	(7)	(8)
Total	$(583)	$(554)	$403

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
Income tax credits	(30)	(20)	(14)
Effects of ratemaking	(8)	(1)	—
State income tax, net of federal income tax benefit	(6)	3	(1)
Effects of tax rate change and repatriation tax	(4)	(31)	—
Income tax effect of foreign income	(3)	(5)	(6)
Equity income	1	(2)	2
Other, net	(1)	(1)	(2)
Effective income tax rate	(30)%	(22)%	14%

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

Income tax effect of foreign income includes, among other items, deferred income tax benefits of $16 million in 2016 related to the enactment of reductions in the United Kingdom corporate income tax rate. In September 2016, the corporate income tax rate was reduced from 18% to 17% effective April 1, 2020.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and substantially all of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. As of December 31, 2018, the Company had a current income tax receivable from Berkshire Hathaway of $90 million and a long-term income tax receivable from Berkshire Hathaway, reflected as a component of BHE's shareholders' equity, of $457 million for Iowa state income tax. As of December 31, 2017, the Company had a current income tax receivable from Berkshire Hathaway for federal income tax of $334 million.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017
Deferred income tax assets:
Regulatory liabilities	$1,674	$1,707
Federal, state and foreign carryforwards	596	1,118
AROs	232	223
Employee benefits	68	45
Other	459	450
Total deferred income tax assets	3,029	3,543
Valuation allowances	(137)	(126)
Total deferred income tax assets, net	2,892	3,417

Deferred income tax liabilities:
Property-related items	(10,185)	(9,950)
Investments	(876)	(843)
Regulatory assets	(656)	(651)
Other	(222)	(215)
Total deferred income tax liabilities	(11,939)	(11,659)
Net deferred income tax liability	$(9,047)	$(8,242)

The following table provides the Company's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2018 (in millions):

	Federal	State	Foreign	Total
Net operating loss carryforwards(1)	$284	$5,577	$562	$6,423
Deferred income taxes on net operating loss carryforwards	$60	$312	$151	$523
Expiration dates	2023-2026	2019-2038	2035-2038

Tax credits	$45	$28	$—	$73
Expiration dates	2023- indefinite	2019- indefinite

(1)
The federal net operating loss carryforwards relate principally to net operating loss carryforwards of subsidiaries that are tax residents in both the United States and the United Kingdom. The federal net operating loss carryforwards were generated prior to Berkshire Hathaway Inc.'s ownership and will begin to expire in 2023.

The United States Internal Revenue Service has closed its examination of the Company's income tax returns through December 31, 2011. The statute of limitations for the Company's income tax returns have expired through December 31, 2009, for California, Minnesota, Montana, Nebraska, Oregon and Utah, and through December 31, 2014, except for the impact of any federal audit adjustments, for Idaho, Illinois, Iowa and Kansas. The closure of examinations, or the expiration of the statute of limitations, for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of the Company's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$181	$128
Additions based on tax positions related to the current year	4	6
Additions for tax positions of prior years	38	70
Reductions for tax positions of prior years	(38)	(18)
Statute of limitations	2	(4)
Settlements	(2)	(1)
Ending balance	$185	$181

As of December 31, 2018 and 2017, the Company had unrecognized tax benefits totaling $154 million and $158 million, respectively, that if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective income tax rate.

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016

Service cost	$21	$24	$29	$9	$9	$9
Interest cost	105	116	126	24	29	31
Expected return on plan assets	(164)	(160)	(160)	(41)	(40)	(41)
Settlement	21	—	—	—	—	—
Net amortization	28	25	46	(13)	(14)	(12)
Net periodic benefit cost (credit)	$11	$5	$41	$(21)	$(16)	$(13)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Plan assets at fair value, beginning of year	$2,761	$2,525	$736	$666
Employer contributions	38	64	8	5
Participant contributions	—	—	8	10
Actual return on plan assets	(147)	390	(38)	106
Settlement	(119)	(15)	—	—
Benefits paid	(137)	(203)	(50)	(51)
Plan assets at fair value, end of year	$2,396	$2,761	$664	$736

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Benefit obligation, beginning of year	$3,006	$2,952	$721	$734
Service cost	21	24	9	9
Interest cost	105	116	24	29
Participant contributions	—	—	8	10
Actuarial (gain) loss	(160)	132	(40)	(10)
Amendment	2	—	—	—
Settlement	(119)	(15)	—	—
Benefits paid	(137)	(203)	(50)	(51)
Benefit obligation, end of year	$2,718	$3,006	$672	$721
Accumulated benefit obligation, end of year	$2,709	$2,988

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Plan assets at fair value, end of year	$2,396	$2,761	$664	$736
Benefit obligation, end of year	2,718	3,006	672	721
Funded status	$(322)	$(245)	$(8)	$15

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$20	$66	$5	$32
Other current liabilities	(13)	(14)	—	—
Other long-term liabilities	(329)	(297)	(13)	(17)
Amounts recognized	$(322)	$(245)	$(8)	$15

The SERPs and restoration plan have no plan assets; however, the Company has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERPs and restoration plan. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $256 million and $272 million as of December 31, 2018 and 2017, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets.

The fair value of plan assets, projected benefit obligation and accumulated benefit obligation for (1) pension and other postretirement benefit plans with a projected benefit obligation in excess of the fair value of plan assets and (2) pension plans with an accumulated benefit obligation in excess of the fair value of plan assets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Fair value of plan assets	$1,752	$2,016	$417	$126

Projected benefit obligation	$2,091	$2,327	$429	$143

Accumulated benefit obligation	$2,085	$2,316

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Net loss	$747	$649	$50	$14
Prior service credit	—	(3)	(22)	(37)
Regulatory deferrals	(1)	(4)	7	7
Total	$746	$642	$35	$(16)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2018 and 2017 is as follows (in millions):

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Pension
Balance, December 31, 2016	$761	$(13)	$13	$761
Net (gain) loss arising during the year	(68)	(29)	3	(94)
Net amortization	(28)	(1)	4	(25)
Total	(96)	(30)	7	(119)
Balance, December 31, 2017	665	(43)	20	642
Net loss (gain) arising during the year	114	43	(6)	151
Net prior service cost arising during the year	—	—	2	2
Settlement	(21)	—	—	(21)
Net amortization	(28)	—	—	(28)
Total	65	43	(4)	104
Balance, December 31, 2018	$730	$—	$16	$746

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Other Postretirement
Balance, December 31, 2016	$55	$(12)	$—	$43
Net gain arising during the year	(52)	(21)	—	(73)
Net amortization	7	7	—	14
Total	(45)	(14)	—	(59)
Balance, December 31, 2017	10	(26)	—	(16)
Net gain arising during the year	23	14	1	38
Net amortization	11	2	—	13
Total	34	16	1	51
Balance, December 31, 2018	$44	$(10)	$1	$35

Plan Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016

Benefit obligations as of December 31:
Discount rate	4.25%	3.60%	4.06%	4.21%	3.57%	4.01%
Rate of compensation increase	2.75%	2.75%	2.75%	NA	NA	NA
Interest crediting rates for cash balance plan
2016	NA	NA	2.57%	NA	NA	NA
2017	NA	2.49%	2.57%	NA	NA	NA
2018	3.38%	3.06%	2.57%	NA	NA	NA
2019	3.54%	3.06%	3.01%	NA	NA	NA
2020	3.54%	2.72%	3.01%	NA	NA	NA
2021	3.56%	2.72%	3.01%	NA	NA	NA

Net periodic benefit cost for the years ended December 31:
Discount rate	3.60%	4.06%	4.43%	3.57%	4.01%	4.33%
Expected return on plan assets	6.36%	6.55%	6.78%	6.44%	6.73%	7.03%
Rate of compensation increase	2.75%	2.75%	2.75%	NA	NA	NA
Interest crediting rate for cash balance plan	3.38%	2.49%	2.57%	NA	NA	NA

In establishing its assumption as to the expected return on plan assets, the Company utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2018	2017
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	6.80%	7.10%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $13 million and $1 million, respectively, during 2019. Funding to the established pension trusts is based upon the actuarially determined costs of the plans and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. The Company considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. The Company's funding policy for its other postretirement benefit plans is to generally contribute an amount equal to the net periodic benefit cost.

The expected benefit payments to participants in the Company's pension and other postretirement benefit plans for 2019 through 2023 and for the five years thereafter are summarized below (in millions):

	Projected Benefit
	Payments
		Other
	Pension	Postretirement

2019	$221	$53
2020	224	57
2021	221	55
2022	212	54
2023	212	53
2024-2028	958	243

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

The target allocations (percentage of plan assets) for the Company's pension and other postretirement benefit plan assets are as follows as of December 31, 2018:

Other
	Pension	Postretirement
	%	%
PacifiCorp:
Debt securities(1)	30-43	33-37
Equity securities(1)	48-65	62-66
Limited partnership interests	6-12	1-3

MidAmerican Energy:
Debt securities(1)	20-50	25-45
Equity securities(1)	60-80	45-80
Real estate funds	2-8	—
Other	0-3	0-5

NV Energy:
Debt securities(1)	53-77	40
Equity securities(1)	23-47	60

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit pension plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Total
As of December 31, 2018:
Cash equivalents	$8	$41	$49
Debt securities:
United States government obligations	160	—	160
International government obligations	—	5	5
Corporate obligations	—	373	373
Municipal obligations	—	29	29
Agency, asset and mortgage-backed obligations	—	123	123
Equity securities:
United States companies	492	1	493
International companies	108	—	108
Investment funds(2)	119	—	119
Total assets in the fair value hierarchy	$887	$572	1,459
Investment funds(2) measured at net asset value			792
Limited partnership interests(3) measured at net asset value			104
Real estate funds measured at net asset value			41
Total assets measured at fair value			$2,396

As of December 31, 2017:
Cash equivalents	$10	$76	$86
Debt securities:
United States government obligations	218	—	218
Corporate obligations	—	350	350
Municipal obligations	—	16	16
Agency, asset and mortgage-backed obligations	—	110	110
Equity securities:
United States companies	622	—	622
International companies	136	—	136
Investment funds(2)	83	20	103
Total assets in the fair value hierarchy	$1,069	$572	1,641
Investment funds(2) measured at net asset value			1,019
Limited partnership interests(3) measured at net asset value			63
Real estate funds measured at net asset value			38
Total assets measured at fair value			$2,761

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 59% and 41%, respectively, for 2018 and 62% and 38%, respectively, for 2017. Additionally, these funds are invested in United States and international securities of approximately 73% and 27%, respectively, for 2018 and 68% and 32%, respectively, for 2017.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Total
As of December 31, 2018:
Cash equivalents	$10	$2	$12
Debt securities:
United States government obligations	13	—	13
Corporate obligations	—	42	42
Municipal obligations	—	45	45
Agency, asset and mortgage-backed obligations	—	30	30
Equity securities:
United States companies	158	—	158
International companies	6	—	6
Investment funds	202	1	203
Total assets in the fair value hierarchy	$389	$120	509
Investment funds measured at net asset value			149
Limited partnership interests measured at net asset value			6
Total assets measured at fair value			$664

As of December 31, 2017:
Cash equivalents	$11	$3	$14
Debt securities:
United States government obligations	20	—	20
Corporate obligations	—	36	36
Municipal obligations	—	46	46
Agency, asset and mortgage-backed obligations	—	29	29
Equity securities:
United States companies	185	—	185
International companies	8	—	8
Investment funds(2)	219	1	220
Total assets in the fair value hierarchy	$443	$115	558
Investment funds(2) measured at net asset value			174
Limited partnership interests(3) measured at net asset value			4
Total assets measured at fair value			$736

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 65% and 35%, respectively, for 2018 and 68% and 32%, respectively, for 2017. Additionally, these funds are invested in United States and international securities of approximately 79% and 21%, respectively, for 2018 and 73% and 27%, respectively, for 2017.

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

Net periodic benefit cost for the UK Plan included the following components for the years ended December 31 (in millions):

	2018	2017	2016

Service cost	$19	$23	$20
Interest cost	56	58	72
Expected return on plan assets	(101)	(100)	(110)
Settlement	44	31	—
Net amortization	45	63	44
Net periodic benefit cost	$63	$75	$26

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	2018	2017

Plan assets at fair value, beginning of year	$2,368	$2,169
Employer contributions	60	58
Participant contributions	1	1
Actual return on plan assets	(44)	145
Settlement	(205)	(144)
Benefits paid	(71)	(68)
Foreign currency exchange rate changes	(120)	207
Plan assets at fair value, end of year	$1,989	$2,368

The following table is a reconciliation of the benefit obligation for the years ended December 31 (in millions):

	2018	2017

Benefit obligation, beginning of year	$2,201	$2,125
Service cost	19	23
Interest cost	56	58
Participant contributions	1	1
Actuarial gain	(87)	(4)
Settlement	(182)	(131)
Amendment	8	—
Benefits paid	(71)	(68)
Foreign currency exchange rate changes	(112)	197
Benefit obligation, end of year	$1,833	$2,201
Accumulated benefit obligation, end of year	$1,637	$1,933

The funded status of the UK Plan and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	2018	2017

Plan assets at fair value, end of year	$1,989	$2,368
Benefit obligation, end of year	1,833	2,201
Funded status	$156	$167

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$156	$167

Unrecognized Amounts

The portion of the funded status of the UK Plan not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	2018	2017

Net loss	$472	$510
Prior service cost	8	—
Total	$480	$510

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost, which are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, for the years ended December 31 is as follows (in millions):

	2018	2017

Balance, beginning of year	$510	$590
Net (gain) loss arising during the year	59	(50)
Net prior service cost arising during the year	8	—
Settlement	(22)	(17)
Net amortization	(45)	(63)
Foreign currency exchange rate changes	(30)	50
Total	(30)	(80)
Balance, end of year	$480	$510

Plan Assumptions
Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2018	2017	2016

Benefit obligations as of December 31:
Discount rate	2.90%	2.60%	2.70%
Rate of compensation increase	3.55%	3.45%	3.00%
Rate of future price inflation	3.05%	2.95%	3.00%

Net periodic benefit cost for the years ended December 31:
Discount rate	2.60%	2.70%	3.70%
Expected return on plan assets	4.90%	5.00%	5.60%
Rate of compensation increase	3.45%	3.00%	2.90%
Rate of future price inflation	2.95%	3.00%	2.90%

Contributions and Benefit Payments

Employer contributions to the UK Plan are expected to be £43 million during 2019. The expected benefit payments to participants in the UK Plan for 2019 through 2023 and for the five years thereafter excluding lump sum settlement elections, using the foreign currency exchange rate as of December 31, 2018, are summarized below (in millions):

2019	$70
2020	71
2021	73
2022	75
2023	77
2024-2028	416

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

The target allocations (percentage of plan assets) for the UK Plan assets are as follows as of December 31, 2018:

%
Debt securities(1)	50-55
Equity securities(1)	35-40
Real estate funds and other	5-15

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of the UK Plan assets, by major category (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Cash equivalents	$3	$59	$—	$62
Debt securities:
United Kingdom government obligations	891	—	—	891
Equity securities:
Investment funds(2)	—	697	—	697
Real estate funds	—	—	239	239
Total	$894	$756	$239	1,889
Investment funds(2) measured at net asset value				100
Total assets measured at fair value				$1,989

As of December 31, 2017:
Cash equivalents	$4	$30	$—	$34
Debt securities:
United Kingdom government obligations	870	—	—	870
Equity securities:
Investment funds(2)	—	1,027	—	1,027
Real estate funds	—	—	230	230
Total	$874	$1,057	$230	2,161
Investment funds(2) measured at net asset value				207
Total assets measured at fair value				$2,368

(1)	Refer to Note 14 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 36% and 64%, respectively, for 2018 and 21% and 79%, respectively, for 2017.

The fair value of the UK Plan's assets are determined similar to the plan assets of the domestic plans as previously discussed.

The following table reconciles the beginning and ending balances of the UK Plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Real Estate Funds
	2018	2017	2016

Beginning balance	$230	$105	$204
Actual return on plan assets still held at period end	23	6	10
Purchases (sales)	—	104	(80)
Foreign currency exchange rate changes	(14)	15	(29)
Ending balance	$239	$230	$105

Defined Contribution Plans

The Company sponsors various defined contribution plans covering substantially all employees. The Company's contributions vary depending on the plan, but matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. The Company's contributions to these plans were $112 million, $103 million and $102 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $2.4 billion and $2.3 billion as of December 31, 2018 and 2017, respectively.

The following table presents the Company's ARO liabilities by asset type as of December 31 (in millions):

	2018	2017

Fossil fuel facilities	$371	$380
Quad Cities Station	345	342
Wind generating facilities	174	138
Offshore pipeline facilities	33	32
Solar generating facilities	20	19
Other	42	43
Total asset retirement obligations	$985	$954

Quad Cities Station nuclear decommissioning trust funds	$504	$515

The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$954	$954
Change in estimated costs	10	(18)
Additions	28	21
Retirements	(45)	(45)
Accretion	38	42
Ending balance	$985	$954

Reflected as:
Other current liabilities	$43	$60
Other long-term liabilities	942	894
Total ARO liability	$985	$954

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

The changes in estimated costs relate primarily to the Quad Cities Station due to a change in the inflation rate and, for 2017, a new decommissioning study conducted by the operator of Quad Cities Station that changed the estimated amount and timing of cash flows.

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

(14)    Fair Value Measurements

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

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$1	$91	$108	$(52)	$148
Interest rate derivatives	1	13	10	—	24
Mortgage loans held for sale	—	468	—	—	468
Money market mutual funds(2)	409	—	—	—	409
Debt securities:
United States government obligations	187	—	—	—	187
International government obligations	—	4	—	—	4
Corporate obligations	—	46	—	—	46
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	256	—	—	—	256
International companies	1,441	—	—	—	1,441
Investment funds	128	—	—	—	128
	$2,423	$625	$118	$(52)	$3,114
Liabilities:
Commodity derivatives	$(1)	$(180)	$(9)	$111	$(79)
Interest rate derivatives	—	(32)	—	—	(32)
	$(1)	$(212)	$(9)	$111	$(111)

As of December 31, 2017:
Assets:
Commodity derivatives	$1	$42	$104	$(29)	$118
Interest rate derivatives	—	15	9	—	24
Mortgage loans held for sale	—	465	—	—	465
Money market mutual funds(2)	685	—	—	—	685
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	1,968	—	—	—	1,968
Investment funds	178	—	—	—	178
	$3,296	$565	$113	$(29)	$3,945
Liabilities:
Commodity derivatives	$(3)	$(167)	$(10)	$105	$(75)
Interest rate derivatives	—	(8)	—	—	(8)
	$(3)	$(175)	$(10)	$105	$(83)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $59 million and $76 million as of December 31, 2018 and 2017, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Interest Rate Derivatives			Auction Rate Securities
	2018	2017	2016	2018	2017	2016	2018	2017	2016

Beginning balance	$94	$60	$47	$9	$6	$4	$—	$—	$44
Changes included in earnings	1	23	8	181	147	121	—	—	5
Changes in fair value recognized in OCI	2	(3)	(2)	—	—	—	—	—	8
Changes in fair value recognized in net regulatory assets	3	(1)	(11)	—	—	—	—	—	—
Purchases	3	1	1	—	4	—	—	—	—
Redemptions	—	—	—	—	—	—	—	—	(57)
Settlements	(4)	14	17	(180)	(148)	(119)	—	—	—
Ending balance	$99	$94	$60	$10	$9	$6	$—	$—	$—

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

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$36,774	$39,398	$35,193	$40,522

(15)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2018 are as follows (in millions):

						2024 and
	2019	2020	2021	2022	2023	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$2,215	$1,659	$1,380	$1,174	$1,047	$11,155	$18,630
Construction commitments	2,330	587	52	—	—	—	2,969
Operating leases and easements	197	177	160	139	111	1,738	2,522
Maintenance, service and other contracts	306	344	303	277	241	1,358	2,829
	$5,048	$2,767	$1,895	$1,590	$1,399	$14,251	$26,950

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

MidAmerican Energy has long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. For the years ended December 31, 2018, 2017 and 2016, $111 million, $109 million and $137 million, respectively, were incurred for coal transportation services, the majority of which was related to the BNSF agreement.

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

Operating Leases and Easements

The Company has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, land and rail cars. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. The Company also has non-cancelable easements for land on which certain of its assets, primarily wind-powered generating facilities, are located. Rent expense on non-cancelable operating leases and easements totaled $191 million for 2018 and $156 million for both 2017 and 2016.

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

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California. The Company owns 100% of Topaz and owns a 49% interest in Agua Caliente. Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement that is in effect until October 2039. As of December 31, 2018, the Company's consolidated balance sheet includes $1.1 billion of property, plant and equipment, net and $0.9 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement that is in effect until June 2039. As of December 31, 2018, the Company's equity investment in Agua Caliente totals $44 million and the project has $0.8 billion of non-recourse project debt owed to the United States Department of Energy. PG&E paid in full the December invoices for both Topaz and Agua Caliente, which were payable January 25, 2019. In addition, the Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company believes it is more likely than not that no impairment exists as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation.

Legal Matters

The Company is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. The Company does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding climate change, renewable portfolio standards, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact the Company's current and future operations. The Company believes it is in material compliance with all applicable laws and regulations.

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

Congress failed to pass legislation needed to implement the original KHSA. In April 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon, and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, in September 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also in September 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. In March 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. In April 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved. In June 2018, the FERC granted PacifiCorp's motion to stay the effective date of the Lower Klamath Project license and all related compliance obligations, pending a FERC order on the license transfer. Meanwhile, the FERC continues to assess the KRRC's capacity to become a project licensee for purposes of dam removal. The United States Court of Appeals for the District of Columbia Circuit issued a decision in the Hoopa Valley Tribe v. FERC litigation, on January 25, 2019, finding that the states of California and Oregon have waived their Clean Water Act, Section 401, water quality certification authority over the Klamath hydroelectric project relicensing. PacifiCorp is evaluating the impact of this decision.

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

As of December 31, 2018, PacifiCorp's assets included $44 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals through either December 31, 2019, or December 31, 2022, depending upon the state jurisdiction.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $155 million over the next 10 years related to these licenses.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(16)	BHE Shareholders' Equity

Common Stock

On March 14, 2000, and as amended on December 7, 2005, BHE's shareholders entered into a Shareholder Agreement that provides specific rights to certain shareholders. One of these rights allows certain shareholders the ability to put their common shares to BHE at the then-current fair value dependent on certain circumstances controlled by BHE.

For the years ended December 31, 2018 and 2017, BHE repurchased 177,381 shares of its common stock for $107 million and 35,000 shares of its common stock for $19 million, respectively.

For the year ended December 31, 2017, BHE issued $100 million of its 5.00% junior subordinated debentures due June 2057 in exchange for 181,819 shares of its common stock.

In February 2019, BHE repurchased 447,712 shares of its common stock for $293 million.

Restricted Net Assets

BHE has maximum debt-to-total capitalization percentage restrictions imposed by its senior unsecured credit facilities expiring in June 2021 which, in certain circumstances, limit BHE's ability to make cash dividends or distributions. As a result of this restriction, BHE has restricted net assets of $16.5 billion as of December 31, 2018.

Certain of BHE's subsidiaries have restrictions on their ability to dividend, loan or advance funds to BHE due to specific legal or regulatory restrictions, including, but not limited to, maximum debt-to-total capitalization percentages and commitments made to state commissions or federal agencies in connection with past acquisitions. As a result of these restrictions, BHE's subsidiaries had restricted net assets of $20.7 billion as of December 31, 2018.

(17)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to BHE shareholders by each component of other comprehensive income (loss), net of applicable income taxes, for the year ended December 31 (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains on	Attributable
	Retirement	Translation	Marketable	Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2015	$(438)	$(1,092)	$615	$7	$(908)
Other comprehensive (loss) income	(9)	(583)	(30)	19	(603)
Balance, December 31, 2016	(447)	(1,675)	585	26	(1,511)
Other comprehensive income	64	546	500	3	1,113
Balance, December 31, 2017	(383)	(1,129)	1,085	29	(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive income (loss)	25	(494)	—	7	(462)
Balance, December 31, 2018	$(358)	$(1,623)	$—	$36	$(1,945)

Reclassifications from AOCI to net income for the years ended December 31, 2018, 2017 and 2016 were insignificant. Additionally, refer to the "Foreign Operations" discussion in Note 12 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(18)	Noncontrolling Interests

Included in noncontrolling interests on the Consolidated Balance Sheets are preferred securities of subsidiaries of $58 million as of December 31, 2018 and 2017, consisting of $56 million of 8.061% cumulative preferred securities of Northern Electric plc., a subsidiary of Northern Powergrid, which are redeemable in the event of the revocation of Northern Electric plc.'s electricity distribution license by the Secretary of State, and $2 million of nonredeemable preferred stock of PacifiCorp.

(19)    Revenue from Contracts with Customers

The Company uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The following table summarizes the Company's energy products and services revenue by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 21 (in millions):

	For the Year Ended December 31, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail Electric	$4,732	$1,915	$2,773	$—	$—	$—	$—	$(1)	$9,419
Retail Gas	—	636	101	—	—	—	—	—	737
Wholesale	55	411	39	—	—	—	—	(4)	501
Transmission and distribution	103	56	96	892	—	700	—	(1)	1,846
Interstate pipeline	—	—	—	—	1,232	—	—	(125)	1,107
Other	—	—	2	—	—	—	—	—	2
Total Regulated	4,890	3,018	3,011	892	1,232	700	—	(131)	13,612
Nonregulated	—	14	—	39	—	10	673	624	1,360
Total Customer Revenue	4,890	3,032	3,011	931	1,232	710	673	493	14,972
Other revenue(2)	136	21	28	89	(29)	—	235	121	601
Total	$5,026	$3,053	$3,039	$1,020	$1,203	$710	$908	$614	$15,573

(1)	The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

(2)	Includes net payments to counterparties for the financial settlement of certain derivative contracts at BHE Pipeline Group.

Real Estate Services

The following table summarizes the Company's real estate services revenue by line of business (in millions):

HomeServices
Year Ended
Ended December 31,
2018
Customer Revenue:
Brokerage	$3,882
Franchise	67
Total Customer Revenue	3,949
Other revenue	265
Total	$4,214

Contract Assets and Liabilities

As of December 31, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. For the year ended December 31, 2018, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of December 31, 2018, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$842	$5,678	$6,520

(20)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2018 and December 31, 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of December 31,
	2018	2017
Cash and cash equivalents	$627	$935
Restricted cash and cash equivalents	227	327
Investments and restricted cash and cash equivalents and investments	29	21
Total cash and cash equivalents and restricted cash and cash equivalents	$883	$1,283

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2018	2017	2016
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$1,713	$1,715	$1,673
Income taxes received, net(1)	$780	$540	$1,016

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$823	$653	$547
Common stock exchanged for junior subordinated debentures	$—	$100	$—

(1)	Includes $884 million, $636 million and $1.1 billion of income taxes received from Berkshire Hathaway in 2018, 2017 and 2016, respectively.

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

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
PacifiCorp	$5,026	$5,237	$5,201
MidAmerican Funding	3,053	2,846	2,631
NV Energy	3,039	3,015	2,895
Northern Powergrid	1,020	949	995
BHE Pipeline Group	1,203	993	978
BHE Transmission	710	699	502
BHE Renewables	908	838	743
HomeServices	4,214	3,443	2,801
BHE and Other(1)	614	594	676
Total operating revenue	$19,787	$18,614	$17,422

Depreciation and amortization:
PacifiCorp	$979	$796	$783
MidAmerican Funding	609	500	479
NV Energy	456	422	421
Northern Powergrid	250	214	200
BHE Pipeline Group	126	159	206
BHE Transmission	247	239	241
BHE Renewables	268	251	230
HomeServices	51	66	31
BHE and Other(1)	(2)	(1)	—
Total depreciation and amortization	$2,984	$2,646	$2,591

Operating income:
PacifiCorp	$1,051	$1,440	$1,429
MidAmerican Funding	550	544	551
NV Energy	607	766	774
Northern Powergrid	486	488	500
BHE Pipeline Group	525	473	455
BHE Transmission	313	322	92
BHE Renewables	325	316	256
HomeServices	214	214	212
BHE and Other(1)	1	(41)	(22)
Total operating income	4,072	4,522	4,247
Interest expense	(1,838)	(1,841)	(1,854)
Capitalized interest	61	45	139
Allowance for equity funds	104	76	158
Interest and dividend income	113	111	120
(Losses) gains on marketable securities, net	(538)	14	10
Other, net	(9)	(420)	30
Total income before income tax (benefit) expense and equity income (loss)	$1,965	$2,507	$2,850

	Years Ended December 31,
	2018	2017	2016
Interest expense:
PacifiCorp	$384	$381	$381
MidAmerican Funding	247	237	218
NV Energy	224	233	250
Northern Powergrid	141	133	136
BHE Pipeline Group	43	43	50
BHE Transmission	167	169	153
BHE Renewables	201	204	198
HomeServices	23	7	2
BHE and Other(1)	408	434	466
Total interest expense	$1,838	$1,841	$1,854

Income tax (benefit) expense:
PacifiCorp	$5	$362	$341
MidAmerican Funding	(262)	(202)	(139)
NV Energy	100	221	200
Northern Powergrid	61	57	22
BHE Pipeline Group	119	170	163
BHE Transmission	7	(124)	26
BHE Renewables(2)	(158)	(795)	(32)
HomeServices	52	49	81
BHE and Other(1)	(507)	(292)	(259)
Total income tax (benefit) expense	$(583)	$(554)	$403

Capital expenditures:
PacifiCorp	$1,257	$769	$903
MidAmerican Funding	2,332	1,776	1,637
NV Energy	503	456	529
Northern Powergrid	566	579	579
BHE Pipeline Group	427	286	226
BHE Transmission	270	334	466
BHE Renewables	817	323	719
HomeServices	47	37	20
BHE and Other	22	11	11
Total capital expenditures	$6,241	$4,571	$5,090

	As of December 31,
	2018	2017	2016
Property, plant and equipment, net:
PacifiCorp	$19,591	$19,203	$19,162
MidAmerican Funding	16,171	14,221	12,835
NV Energy	9,852	9,770	9,825
Northern Powergrid	6,007	6,075	5,148
BHE Pipeline Group	4,904	4,587	4,423
BHE Transmission	5,824	6,330	5,810
BHE Renewables	6,155	5,637	5,302
HomeServices	141	117	78
BHE and Other	(50)	(69)	(74)
Total property, plant and equipment, net	$68,595	$65,871	$62,509

Total assets:
PacifiCorp	$23,478	$23,086	$23,563
MidAmerican Funding	20,029	18,444	17,571
NV Energy	14,119	13,903	14,320
Northern Powergrid	7,427	7,565	6,433
BHE Pipeline Group	5,511	5,134	5,144
BHE Transmission	8,424	9,009	8,378
BHE Renewables	8,666	7,687	7,010
HomeServices	2,797	2,722	1,776
BHE and Other	1,738	2,658	1,245
Total assets	$92,189	$90,208	$85,440

	Years Ended December 31,
	2018	2017	2016
Operating revenue by country:
United States	$18,014	$16,916	$15,895
United Kingdom	1,017	948	995
Canada	710	699	506
Philippines and other	46	51	26
Total operating revenue by country	$19,787	$18,614	$17,422

Income before income tax (benefit) expense and equity income (loss) by country:
United States	$1,425	$1,927	$2,264
United Kingdom	307	313	382
Canada	155	167	135
Philippines and other	78	100	69
Total income before income tax (benefit) expense and equity (loss) income by country:	$1,965	$2,507	$2,850

	As of December 31,
	2018	2017	2016
Property, plant and equipment, net by country:
United States	$56,870	$53,579	$51,671
United Kingdom	5,895	5,953	5,020
Canada	5,817	6,323	5,803
Philippines and other	13	16	15
Total property, plant and equipment, net by country	$68,595	$65,871	$62,509

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

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2018 and 2017 (in millions):

					BHE				BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-	and
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2016	$1,129	$2,102	$2,369	$930	$75	$1,470	$95	$840	$—	$9,010
Acquisitions	—	—	—	—	—	—	—	508	—	508
Foreign currency translation	—	—	—	61	—	101	—	—	—	162
Other	—	—	—	—	(2)	—	—	—	—	(2)
December 31, 2017	1,129	2,102	2,369	991	73	1,571	95	1,348	—	9,678
Acquisitions	—	—	—	—	—	—	—	79	—	79
Foreign currency translation	—	—	—	(39)	—	(123)	—	—	—	(162)
December 31, 2018	$1,129	$2,102	$2,369	$952	$73	$1,448	$95	$1,427	$—	$9,595

PacifiCorp and its subsidiaries
Consolidated Financial Section

Item 6.	Selected Financial Data

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

	Years Ended December 31,
	2018	2017	2016	2015	2014

Consolidated Statement of Operations Data:
Operating revenue	$5,026	$5,237	$5,201	$5,232	$5,252
Operating income(1)	1,051	1,440	1,428	1,347	1,309
Net income	738	768	763	695	698

	As of December 31,
	2018	2017	2016	2015	2014

Consolidated Balance Sheet Data:
Total assets(2)(3)	$22,313	$21,920	$22,394	$22,367	$22,205
Short-term debt	30	80	270	20	20
Current portion of long-term debt and
capital lease obligations	352	588	58	68	134
Long-term debt and capital lease obligations,
excluding current portion(3)	6,684	6,437	7,021	7,078	6,885
Total shareholders' equity	7,845	7,555	7,390	7,503	7,756

(1)
In January 2018, PacifiCorp retrospectively adopted Accounting Standards Update No. 2017-07, which resulted in the reclassification of amounts other than the service cost for pension and other postretirement benefit plans to Other, net of a $22 million benefit as of December 31, 2017, a $2 million cost as of December 31, 2016, a $7 million cost as of December 31, 2015, and a $9 million cost as of December 31, 2014, with a corresponding increase or reduction to operating expenses.

(2)
In December 2015, PacifiCorp retrospectively adopted Accounting Standards Update No. 2015-17, which resulted in the reclassification of current deferred income tax assets in the amount of $28 million as of December 31, 2014 as a reduction in noncurrent deferred income tax liabilities.

(3)
In December 2015, PacifiCorp retrospectively adopted Accounting Standards Update No. 2015-03, which resulted in the reclassification of certain deferred debt issuance costs previously recognized within other assets in the amount of $34 million as of December 31, 2014 as a reduction in long-term debt.

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

Results of Operations

Overview

Net income for the year ended December 31, 2018, was $738 million, a decrease of $30 million, or 4%, compared to 2017, primarily due to lower utility margin of $198 million, higher depreciation and amortization expense of $183 million, due to accelerated depreciation for Utah's share of certain thermal plant units of $174 million ($170 million offset in income tax expense and $4 million offset in revenue), higher plant in-service, and higher pension and other postretirement expense of $13 million, primarily due to a pension settlement charge, partially offset by a decrease in income tax expense of $355 million and higher allowance for funds used during construction of $22 million. Utility margin decreased due to lower average retail rates, including the impact of the lower federal tax rate due to the 2017 Tax Reform of $152 million, higher natural gas-fueled generation volumes, lower average wholesale prices, higher purchased electricity from higher prices, and lower retail customer volumes, partially offset by higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, lower natural gas prices, higher wholesale volumes and lower coal-fueled generation volumes. Income tax expense decreased primarily due to lower federal tax rate due to the impact of 2017 Tax Reform, and amortization of a portion of Utah's allocated excess deferred income taxes used to accelerate depreciation of certain thermal plant units as ordered by the UPSC. Retail customer volumes decreased by 0.2% due to impacts of weather on the residential and commercial customer volumes, lower residential usage in all states except Utah and lower industrial usage in Oregon, Washington and Utah, partially offset by an increase in the average number of commercial and residential customers across the service territory, higher commercial and residential usage in Utah, higher irrigation usage, and higher industrial usage in Wyoming and Idaho. Energy generated increased 2% for 2018 compared to 2017 primarily due to higher natural gas-fueled and wind-power generation, partially offset by lower hydroelectric and coal-fueled generation. Wholesale electricity sales volumes increased 15% and purchased electricity volumes decreased 4%.

Net income for the year ended December 31, 2017, was $768 million, an increase of $5 million, or 1%, compared to 2016, which includes $6 million of income from the 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income for the year ended December 31, 2017, was $762 million, a decrease of $1 million compared to 2016. Net income decreased primarily due to higher depreciation and amortization of $26 million from additional plant placed in-service, lower AFUDC of $11 million, higher property and other taxes of $7 million and higher operations and maintenance expenses of $3 million, excluding the impact of DSM program expense of $55 million (offset in operating revenue), partially offset by higher utility margin of $72 million, excluding the impact of DSM program revenue (offset in operations and maintenance expense) of $55 million. Utility margins increased due to higher retail customer volumes, lower natural gas-fueled generation, higher wholesale revenue from higher volumes and short-term market prices, and higher wheeling revenues, partially offset by higher purchased electricity costs, lower average retail rates, and higher coal costs. Retail customer volumes increased 1.7% due to impacts of weather across the service territory, higher commercial usage, and an increase in the average number of residential and commercial customers primarily in Utah and Oregon, partially offset by lower residential customers' usage in Utah and Oregon, and lower irrigation usage. Energy generated decreased 2% for 2017 compared to 2016 primarily due to lower natural gas-fueled and wind-power generation, partially offset by higher coal-fueled, and hydroelectric generation. Wholesale electricity sales volumes increased 9% and purchased electricity volumes increased 23%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, utility margin, to help evaluate results of operations. Utility margin is calculated as operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.

PacifiCorp's cost of fuel and energy is generally recovered from its customers through regulatory recovery mechanisms and as a result, changes in PacifiCorp's expenses result in comparable changes to revenue. As such, management believes utility margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of fuel and energy separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions) for the years ended December 31:

	2018	2017	Change		2017	2016	Change
Utility margin:
Operating revenue	$5,026	$5,237	$(211)	(4)%	$5,237	5,201	$36	1%
Cost of fuel and energy	1,757	1,770	(13)	(1)	1,770	1,751	19	1
Utility margin	3,269	3,467	(198)	(6)	3,467	3,450	17	—
Operations and maintenance	1,038	1,034	4	—	1,034	1,062	(28)	(3)
Depreciation and amortization	979	796	183	23	796	770	26	3
Property and other taxes	201	197	4	2	197	190	7	4
Operating income	$1,051	$1,440	$(389)	(27)	$1,440	$1,428	$12	1

A comparison of PacifiCorp's key operating results is as follows for the years ended December 31:

	2018	2017	Change		2017	2016	Change

Utility margin (in millions):
Operating revenue	$5,026	$5,237	$(211)	(4)%	$5,237	$5,201	$36	1%
Cost of fuel and energy	1,757	1,770	(13)	(1)	1,770	1,751	19	1
Utility margin	$3,269	$3,467	$(198)	(6)	$3,467	$3,450	$17	—

Sales (GWhs):
Residential	16,227	16,625	(398)	(2)%	16,625	16,058	567	4%
Commercial(1)	18,078	17,726	352	2	17,726	16,857	869	5
Industrial, irrigation and other(1)	20,810	20,899	(89)	—	20,899	21,403	(504)	(2)
Total retail	55,115	55,250	(135)	—	55,250	54,318	932	2
Wholesale	8,309	7,218	1,091	15	7,218	6,641	577	9
Total sales	63,424	62,468	956	2	62,468	60,959	1,509	2

Average number of retail customers
(in thousands)	1,900	1,867	33	2%	1,867	1,841	26	1%

Average revenue per MWh:
Retail	$84.43	$87.78	$(3.35)	(4)%	$87.78	$89.55	$(1.77)	(2)%
Wholesale	$22.56	$28.56	$(6.00)	(21)%	$28.56	$26.46	$2.10	8%

Sources of energy (GWhs)(1):
Coal	36,481	37,362	(881)	(2)%	37,362	36,578	784	2%
Natural gas	10,555	7,447	3,108	42	7,447	9,884	(2,437)	(25)
Hydroelectric(2)	3,263	4,731	(1,468)	(31)	4,731	3,843	888	23
Wind and other	3,205	2,890	315	11	2,890	3,253	(363)	(11)
Total energy generated	53,504	52,430	1,074	2	52,430	53,558	(1,128)	(2)
Energy purchased	13,579	14,076	(497)	(4)	14,076	11,429	2,647	23
Total	67,083	66,506	577	1	66,506	64,987	1,519	2

Average cost of energy per MWh:
Energy generated(3)	$18.91	$19.14	$(0.23)	(1)%	$19.14	$19.27	$(0.13)	(1)%
Energy purchased	$48.23	$43.25	$4.98	12%	$43.25	$44.64	$(1.39)	(3)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Utility margin decreased $198 million, for 2018 compared to 2017 primarily due to:

•	$180 million of lower retail revenue primarily due to lower average retail rates, including the impact of a lower federal tax rate due to 2017 Tax Reform of $152 million;

•	$59 million of higher natural gas-fueled generation volumes;

•	$42 million of lower average wholesale prices;

•	$41 million of higher purchased electricity costs due to higher prices; and

•
$17 million of lower retail revenue from lower retail customer volumes. Retail volumes decreased 0.2% due to the unfavorable impacts of weather on the residential and commercial customer volumes, lower residential usage in all states except Utah, and lower industrial usage in Oregon, Washington and Utah, partially offset by an increase in the average number of commercial and residential customers across the service territory, higher commercial and residential usage in Utah, higher irrigation usage, and higher industrial usage in Wyoming and Idaho.

The decreases above were partially offset by:

•	$70 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•	$33 million of lower natural gas costs from lower average prices;

•	$23 million of higher wholesale revenue due to higher volumes; and

•	$20 million of lower coal costs due to lower volumes.

Operations and maintenance increased $4 million, for 2018 compared to 2017 primarily due to reserves accrued for 2018 insurance deductibles for third-party property damage and expenses of $7 million and increased maintenance costs partially offset by favorable labor costs.

Depreciation and amortization increased $183 million, or 23%, for 2018 compared to 2017 primarily due to $174 million of accelerated depreciation for Utah's share of certain thermal plant units as ordered by the UPSC in the tax reform docket to offset excess deferred income taxes benefits owed to customers, and higher plant-in-service.

Taxes, other than income taxes increased $4 million, or 2%, for 2018 compared to 2017 primarily due to higher assessed property values.

Allowance for borrowed and equity funds increased $22 million, or 71%, for 2018 compared to 2017 primarily due to a prior year true-up that reduced AFUDC rates by $13 million and higher qualified construction work-in-progress balances.

Other, net decreased $15 million, or 39% for 2018 compared to 2017 primarily due to a pension settlement charge of $22 million, partially offset by lower non-service cost components of pension and other postretirement expenses of $9 million.

Income tax expense decreased $355 million, or 99%, for 2018 compared to 2017 and the effective tax rate was 1% and 32% for 2018 and 2017, respectively. The effective tax rate decreased primarily as a result of the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, and the amortization of $127 million of Utah's allocated excess deferred income taxes pursuant to a 2017 Tax Reform settlement approved by the UPSC, whereby a portion of Utah's allocated excess deferred incomes taxes was used to accelerate depreciation on Utah's share of certain thermal plant units.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Utility margin increased $17 million for 2017 compared to 2016 primarily due to:

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

Operations and maintenance decreased $28 million, or 3%, for 2017 compared to 2016 primarily due to a decrease in DSM program expense (offset in revenues) of $55 million driven by the establishment of the Utah STEP program and lower pension expense due to plan changes effective in 2017, partially offset by higher injury and damage expenses, primarily due to prior year accrual for insurance proceeds and current year settlements, and higher labor costs for storm damage restoration. In January 2018, PacifiCorp retrospectively adopted Accounting Standards Update No. 2017-07, which resulted in the reclassification of non-service cost amounts for pension and other postretirement benefit plans from Operations and Maintenance expense to Other, net of $22 million benefit as of December 31, 2017, and $2 million cost as of December 31, 2016.

Depreciation and amortization increased $26 million, or 3%, for 2017 compared to 2016 primarily due to higher plant in-service.

Taxes, other than income taxes increased $7 million, or 4%, for 2017 compared to 2016 primarily due to higher assessed property values.

Allowance for borrowed and equity funds decreased $11 million, or 26%, for 2017 compared to 2016 primarily due to a true-up of AFUDC rates.

Income tax expense increased $20 million, or 6%, for 2017 compared to 2016 and the effective tax rate was 32% and 31% for 2017 and 2016, respectively. The effective tax rate increased primarily due to lower production tax credits associated with PacifiCorp's wind-powered generating facilities as a result of the expiration of the 10-year production tax credit periods for certain wind-powered generating facilities, of which 243 MWs and 100 MWs of net owned capacity expired in 2017 and 2016, respectively.

Liquidity and Capital Resources

As of December 31, 2018, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$77

Credit facilities(1)	1,200
Less:
Short-term debt	(30)
Tax-exempt bond support	(89)
Net credit facilities	1,081

Total net liquidity	$1,158

Credit facilities:
Maturity dates	2021

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding PacifiCorp's credit facilities.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2018 and 2017 were $1.8 billion and $1.6 billion, respectively. The increase is primarily due to current year lower payments for income taxes, a prior year pension contribution and higher current year receipts from wholesale customers, partially offset by lower current year receipts from retail customers and higher payments for purchased power.

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $1.6 billion and $1.6 billion, respectively. Positive variances from the 2016 payment for USA Power litigation, higher receipts from wholesale and retail customers and lower fuel payments, were fully offset by current year higher cash payments for purchased power, income taxes and pension contributions.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2018 and 2017 were $(1,252) million and $(757) million, respectively. The change mainly reflects an increase in capital expenditures of $488 million.

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(757) million and $(895) million, respectively. The change mainly reflects a decrease in capital expenditures of $134 million.

Financing Activities

Short-term Debt and Credit Facilities

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of December 31, 2018, PacifiCorp had $30 million of short-term debt outstanding at a weighted average interest rate of 2.85%. As of December 31, 2017, PacifiCorp had $80 million of short-term debt outstanding at a weighted average interest rate of 1.83%. For further discussion, refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-term Debt

In July 2018, PacifiCorp issued $600 million of its 4.125% First Mortgage Bonds due January 2049. PacifiCorp used a portion of the net proceeds to repay all of PacifiCorp's $500 million 5.65% First Mortgage Bonds due July 2018 and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $2 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue up to $2 billion additional first mortgage bonds through October 2021.

PacifiCorp made repayments on long-term debt, excluding repayments for lease obligations, totaling $586 million and $52 million during the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, PacifiCorp had $170 million of letters of credit providing credit enhancement and liquidity support for variable-rate tax-exempt bond obligations totaling $168 million plus interest. These letters of credit were fully available as of December 31, 2018 and expire in March 2019.

PacifiCorp's Mortgage and Deed of Trust creates a lien on most of PacifiCorp's electric utility property, allowing the issuance of bonds based on a percentage of utility property additions, bond credits arising from retirement of previously outstanding bonds or deposits of cash. The amount of bonds that PacifiCorp may issue generally is also subject to a net earnings test. As of December 31, 2018, PacifiCorp estimated it would be able to issue up to $10.3 billion of new first mortgage bonds under the most restrictive issuance test in the mortgage. Any issuances are subject to market conditions and amounts may be further limited by regulatory authorizations or commitments or by covenants and tests contained in other financing agreements. PacifiCorp also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits or deposits of cash.

Preferred Stock

As of December 31, 2018 and 2017, PacifiCorp had non-redeemable preferred stock outstanding with an aggregate stated value of $2 million.

Common Shareholder's Equity

In 2018 and 2017, PacifiCorp declared and paid dividends of $450 million and $600 million, respectively, to PPW Holdings LLC.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2016	2017	2018	2019	2020	2021

Transmission system investment	$94	$115	$75	$484	$182	$33
Wind investment	110	11	341	987	1,150	10
Operating and other	699	643	841	822	929	834
Total	$903	$769	$1,257	$2,293	$2,261	$877

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects initial costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $436 million in 2019, $112 million in 2020 and $1 million in 2021.

•	Wind investment includes the following:

◦
The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for 10 years once the equipment is placed in-service. Planned spending for the wind-powered generating facilities totals $420 million in 2019, $991 million in 2020 and $9 million in 2021.

◦
Repowering existing wind-powered generating facilities at PacifiCorp totaled $332 million in 2018 and $6 million in 2017. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for 10 years following each facility's return to service. Planned spending for certain existing wind-powered generating facilities totals $567 million in 2019, $159 million in 2020 and $1 million in 2021.

•
Remaining investments relate to operating projects that consist of advanced meter infrastructure costs, routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

PacifiCorp has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes PacifiCorp's material contractual cash obligations as of December 31, 2018 (in millions):

	Payments Due By Periods
	2019	2020-2021	2022-2023	2024 and Thereafter	Total

Long-term debt, including interest:
Fixed-rate obligations	$692	$1,077	$1,645	$8,529	$11,943
Variable-rate obligations(1)	4	47	8	222	281
Short-term debt, including interest	30	—	—	—	30
Capital leases, including interest	4	10	5	16	35
Operating leases and easements	7	13	11	90	121
Asset retirement obligations	21	18	23	388	450
Power purchase agreements - commercially operable(2):
Electricity commodity contracts	274	269	222	841	1,606
Electricity capacity contracts	35	65	61	633	794
Electricity mixed contracts	8	15	14	48	85
Power purchase agreements - non-commercially operable(2)	13	69	98	797	977
Transmission	108	175	132	427	842
Fuel purchase agreements(2):
Natural gas supply and transportation	57	54	53	207	371
Coal supply and transportation	675	1,115	541	769	3,100
Other purchase obligations	940	612	24	81	1,657
Other long-term liabilities(3)	17	19	15	60	111
Total contractual cash obligations	$2,885	$3,558	$2,852	$13,108	$22,403

(1)
Consists of principal and interest for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2018 rates. Refer to "Interest Rate Risk" in Item 7A of this Form 10-K for additional discussion related to variable-rate liabilities.

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

Environmental Laws and Regulations

PacifiCorp is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and financial results.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2018, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt by Moody's Investor Service and Standard & Poor's Rating Services were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2018, PacifiCorp would have been required to post $289 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

Off-Balance Sheet Arrangements

PacifiCorp from time to time enters into arrangements in the normal course of business to facilitate commercial transactions with third parties that involve guarantees or similar arrangements. PacifiCorp currently has indemnification obligations in connection with the sale of certain assets. In addition, PacifiCorp evaluates potential obligations that arise out of variable interests in unconsolidated entities, determined in accordance with authoritative accounting guidance. PacifiCorp believes that the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these obligations is remote. Refer to Notes 10 and 18 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for more information on these obligations and arrangements.

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

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit PacifiCorp's ability to recover its costs. PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be written off to net income or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $1.112 billion and total regulatory liabilities were $3.055 billion as of December 31, 2018. Refer to Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's regulatory assets and liabilities.

Derivatives

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp has established a risk management process that is designed to identify, assess, monitor, report, manage and mitigate each of the various types of risk involved in its business. PacifiCorp employs a number of different derivative contracts, which may include forwards, options, swaps and other agreements, to manage its commodity price and, at times, interest rate risk. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices and interest rates. As of December 31, 2018, PacifiCorp had no derivative contracts outstanding related to interest rate risk. Refer to Notes 11 and 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by accounting principles generally accepted in the United States of America. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first three years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2018, PacifiCorp had a net derivative liability of $97 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first three years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2018, PacifiCorp had a net derivative asset of $- million related to contracts where PacifiCorp uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

PacifiCorp's derivative contracts are probable of inclusion in rates and changes in the estimated fair value of derivative contracts are generally recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2018, PacifiCorp had $96 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover the majority of its employees. In addition, PacifiCorp contributes to a joint trustee pension plan for benefits offered to certain bargaining units. PacifiCorp recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2018, PacifiCorp recognized a net liability totaling $164 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2018, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets and accumulated other comprehensive loss totaled $448 million and $17 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rate and expected long-term rate of return on plan assets. These key assumptions are reviewed annually and modified as appropriate. PacifiCorp believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about PacifiCorp's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2018.

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

			Other Postretirement
	Pension Plans		Benefit Plan
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2018 Benefit Obligations:
Discount rate	$(55)	$60	$(12)	$13

Effect on 2018 Periodic Cost:
Discount rate	$1	$(1)	$1	$(1)
Expected rate of return on plan assets	(5)	5	(2)	2

A variety of factors affect the funded status of the plans, including asset returns, discount rates, mortality assumptions, plan changes and PacifiCorp's funding policy for each plan.

Income Taxes

In determining PacifiCorp's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by PacifiCorp's various regulatory commissions. PacifiCorp's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. PacifiCorp recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of PacifiCorp's federal, state and local income tax examinations is uncertain, PacifiCorp believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on PacifiCorp's consolidated financial results. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's income taxes.

PacifiCorp is required to pass income tax benefits and expense related to certain property-related basis differences, excess deferred income taxes resulting from 2017 Tax Reform and other various differences on to its customers. As of December 31, 2018, these amounts were recognized as a net regulatory liability of $1.8 billion and will be included in rates when the temporary differences reverse, or as otherwise specifically ordered by regulatory commissions.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $229 million as of December 31, 2018. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

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

As of December 31, 2018, PacifiCorp's estimated potential one-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 36 months was $10 million, as measured by the VaR computations described above. The minimum, average and maximum daily VaR (one-day holding periods) were as follows for the year ended December 31 (in millions):

2018
Minimum VaR (measured)	$7
Average VaR (calculated)	9
Maximum VaR (measured)	13

PacifiCorp maintained compliance with its VaR limit procedures during the year ended December 31, 2018. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed estimated VaR levels.

Fair Value of Derivatives

The table that follows summarizes PacifiCorp's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $59 million and $74 million as of December 31, 2018 and 2017, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2018:
Total commodity derivative contracts	$(97)	$(92)	$(102)

As of December 31, 2017
Total commodity derivative contracts	$(104)	$(102)	$(106)

PacifiCorp's commodity derivative contracts are generally recoverable from customers in rates; therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose PacifiCorp to earnings volatility. As of December 31, 2018 and 2017, a regulatory asset of $96 million and $101 million, respectively, was recorded related to the net derivative liability of $97 million and $104 million, respectively. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher or the level of wholesale electricity sales are lower than what is included in rates, including the impacts of adjustment mechanisms.

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

As of December 31, 2018 and 2017, PacifiCorp had short- and long-term variable-rate obligations totaling $285 million and $442 million, respectively that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to PacifiCorp's variable-rate debt as of December 31, 2018 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on PacifiCorp's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2018 and 2017.

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

As of December 31, 2018, PacifiCorp's aggregate credit exposure from wholesale activities totaled $719 million, based on settlement and mark-to-market exposures, net of collateral, compared to $127 million as of December 31, 2017. As of December 31, 2018, $552 million of PacifiCorp's total credit exposure relates to long-duration solar power purchase agreements entered into to meet customer requests for renewable energy. The credit exposure for these long-duration solar power purchase agreements was estimated using forward price curves derived from market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. The power purchase agreements are from facilities that have not yet achieved commercial operation. To the extent any of these facilities do not achieve commercial operation by contractually agreed upon dates, PacifiCorp has no obligation to the counterparty.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of PacifiCorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries ("PacifiCorp") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of PacifiCorp as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of PacifiCorp’s management. Our responsibility is to express an opinion on PacifiCorp’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to PacifiCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. PacifiCorp is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of PacifiCorp’s internal control over financial reporting. Accordingly, we express no such opinion.

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
February 22, 2019

We have served as PacifiCorp's auditor since 2006.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017

ASSETS

Current assets:
Cash and cash equivalents	$77	$14
Trade receivables, net	640	631
Other receivables, net	92	53
Inventories	417	433
Prepaid expenses	47	73
Other current assets	86	111
Total current assets	1,359	1,315

Property, plant and equipment, net	19,591	19,203
Regulatory assets	1,076	1,030
Other assets	287	372

Total assets	$22,313	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2018	2017

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$597	$453
Accrued interest	114	115
Accrued property, income and other taxes	75	66
Accrued employee expenses	79	70
Short-term debt	30	80
Current portion of long-term debt and capital lease obligations	352	588
Regulatory liabilities	77	75
Other current liabilities	191	170
Total current liabilities	1,515	1,617

Long-term debt and capital lease obligations	6,684	6,437
Regulatory liabilities	2,978	2,996
Deferred income taxes	2,543	2,582
Other long-term liabilities	748	733
Total liabilities	14,468	14,365

Commitments and contingencies (Note 13)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,377	3,089
Accumulated other comprehensive loss, net	(13)	(15)
Total shareholders' equity	7,845	7,555

Total liabilities and shareholders' equity	$22,313	$21,920

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Operating revenue	$5,026	$5,237	$5,201

Operating expenses:
Cost of fuel and energy	1,757	1,770	1,751
Operations and maintenance	1,038	1,034	1,062
Depreciation and amortization	979	796	770
Taxes, other than income taxes	201	197	190
Total operating expenses	3,975	3,797	3,773

Operating income	1,051	1,440	1,428

Other income (expense):
Interest expense	(384)	(381)	(380)
Allowance for borrowed funds	18	11	15
Allowance for equity funds	35	20	27
Other, net	23	38	13
Total other income (expense)	(308)	(312)	(325)

Income before income tax expense	743	1,128	1,103
Income tax expense	5	360	340
Net income	$738	$768	$763

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$738	$768	$763

Other comprehensive income (loss), net of tax —
Unrecognized amounts on retirement benefits, net of tax of $1, $3 and $-	2	(3)	(1)

Comprehensive income	$740	$765	$762

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2015	$2	$—	$4,479	$3,033	$(11)	$7,503
Net income	—	—	—	763	—	763
Other comprehensive income	—	—	—	—	(1)	(1)
Common stock dividends declared	—	—	—	(875)	—	(875)
Balance, December 31, 2016	2	—	4,479	2,921	(12)	7,390
Net income	—	—	—	768	—	768
Other comprehensive loss	—	—	—	—	(3)	(3)
Common stock dividends declared	—	—	—	(600)	—	(600)
Balance, December 31, 2017	2	—	4,479	3,089	(15)	7,555
Net income	—	—	—	738	—	738
Other comprehensive loss	—	—	—	—	2	2
Common stock dividends declared	—	—	—	(450)	—	(450)
Balance, December 31, 2018	$2	$—	$4,479	$3,377	$(13)	$7,845

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$738	$768	$763
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	979	796	770
Allowance for equity funds	(35)	(20)	(27)
Changes in regulatory assets and liabilities	87	18	122
Deferred income taxes and amortization of investment tax credits	(199)	70	139
Other, net	5	9	4
Changes in other operating assets and liabilities:
Trade receivables and other assets	31	75	6
Inventories	16	10	(21)
Derivative collateral, net	15	(6)	6
Prepaid expenses	31	(8)	(5)
Accrued property, income and other taxes, net	60	(48)	—
Accounts payable and other liabilities	83	(62)	(163)
Net cash flows from operating activities	1,811	1,602	1,594

Cash flows from investing activities:
Capital expenditures	(1,257)	(769)	(903)
Other, net	5	12	8
Net cash flows from investing activities	(1,252)	(757)	(895)

Cash flows from financing activities:
Proceeds from long-term debt	593	—	—
Repayments of long-term debt and capital lease obligations	(588)	(58)	(68)
Net (repayments) proceeds from short-term debt	(50)	(190)	250
Dividends paid	(450)	(600)	(875)
Other, net	(1)	(1)	(1)
Net cash flows from financing activities	(496)	(849)	(694)

Net change in cash and cash equivalents and restricted cash and cash equivalents	63	(4)	5
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	29	33	28
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$92	$29	$33

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

Cash Equivalents and Restricted Cash and Cash Equivalents and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing escrow accounts for disputes, vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets.

Investments

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. As of December 31, 2018 and 2017, PacifiCorp had no unrealized gains and losses on available-for-sale securities. Trading securities are carried at fair value with realized and unrealized gains and losses recognized in earnings.

Equity Method Investments

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

Allowance for Doubtful Accounts

Accounts receivable are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on PacifiCorp's assessment of the collectability of amounts owed to PacifiCorp by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. The change in the balance of the allowance for doubtful accounts, which is included in accounts receivable, net on the Consolidated Balance Sheets, is summarized as follows for the years ended December 31 (in millions):

	2018	2017	2016

Beginning balance	$10	$7	$7
Charged to operating costs and expenses, net	12	15	12
Write-offs, net	(14)	(12)	(12)
Ending balance	$8	$10	$7

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

Inventories

Inventories consist mainly of materials, supplies and fuel stocks and are stated at the lower of average cost or net realizable value.

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

Impairment

PacifiCorp evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets.

Revenue Recognition

PacifiCorp uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which PacifiCorp expects to be entitled in exchange for those goods or services. PacifiCorp records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Substantially all of PacifiCorp's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission and distribution and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 815, "Derivatives and Hedging."

Revenue recognized is equal to what PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp's performance to date and includes billed and unbilled amounts. As of December 31, 2018 and December 31, 2017, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $229 million and $255 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Income Taxes

Berkshire Hathaway includes PacifiCorp in its consolidated United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for income taxes has been computed on a stand-alone basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property-related basis differences and other various differences that PacifiCorp deems probable to be passed on to its customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse or as otherwise approved by PacifiCorp's various regulatory commissions. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory commissions. Investment tax credits are included in other long-term liabilities on the Consolidated Balance Sheets and were $13 million and $16 million as of December 31, 2018 and 2017, respectively.

In determining PacifiCorp's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by PacifiCorp's various regulatory commissions. PacifiCorp's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. PacifiCorp recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of PacifiCorp's federal, state and local income tax examinations is uncertain, PacifiCorp believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on PacifiCorp's consolidated financial results. PacifiCorp's unrecognized tax benefits are primarily included in other long-term liabilities on the Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Segment Information

PacifiCorp currently has one segment, which includes its regulated electric utility operations.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The updated disclosure requirements make a number of changes to improve the effectiveness of disclosures in the notes to the financial statements. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. PacifiCorp elected to early adopt ASU No. 2018-14 effective December 31, 2018. The adoption did not have a material impact on PacifiCorp's Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. PacifiCorp adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations utilizing the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the year-ended December 31, 2017 and 2016 of $22 million of benefit and $2 million of cost, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. PacifiCorp adopted this guidance retrospectively January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. PacifiCorp adopted this guidance retrospectively effective January 1, 2018 which resulted in the reclassification of certain cash distributions received from equity method investees of $27 million and $25 million previously recognized within investing cash flows to operating cash flows for the years ended December 31, 2017 and 2016.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases" and ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. PacifiCorp adopted this guidance, electing all practical expedients, effective January 1, 2019, for all contracts currently in-effect. PacifiCorp is finalizing its implementation efforts relative to the new guidance and currently expects to recognize operating lease right of use assets and lease liabilities of approximately $15 million based on the contracts currently in-effect. PacifiCorp currently does not believe the adoption of the new guidance will have a material impact on its Consolidated Financial Statements and disclosures included within the Notes to the Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2018	2017
Utility Plant:
Generation	14 - 67 years	$12,606	$12,490
Transmission	58 - 75 years	6,357	6,226
Distribution	20 - 70 years	7,030	6,792
Intangible plant(1)	5 - 75 years	970	937
Other	5 - 60 years	1,483	1,435
Utility plant in service		28,446	27,880
Accumulated depreciation and amortization		(10,060)	(9,366)
Utility plant in service, net		18,386	18,514
Other non-regulated, net of accumulated depreciation and amortization	47 years	10	11
Plant, net		18,396	18,525
Construction work-in-progress		1,195	678
Property, plant and equipment, net		$19,591	$19,203

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

The average depreciation and amortization rate applied to depreciable property, plant and equipment was 3.5% for the year ended December 31, 2018, including the impact of accelerated depreciation for Utah's share of certain thermal plant units, and 2.9% for the years ended December 31, 2017 and 2016, respectively.

Unallocated Acquisition Adjustments

PacifiCorp has unallocated acquisition adjustments that represent the excess of costs of the acquired interests in property, plant and equipment purchased from the entity that first devoted the assets to utility service over their net book value in those assets. These unallocated acquisition adjustments included in other property, plant and equipment had an original cost of $156 million as of December 31, 2018 and 2017, respectively, and accumulated depreciation of $127 million and $122 million as of December 31, 2018 and 2017, respectively.

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

The amounts shown in the table below represent PacifiCorp's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2018 (dollars in millions):

		Facility	Accumulated	Construction
	PacifiCorp	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Jim Bridger Nos. 1 - 4	67%	$1,458	$647	$11
Hunter No. 1	94	484	182	—
Hunter No. 2	60	298	121	5
Wyodak	80	471	229	—
Colstrip Nos. 3 and 4	10	248	137	6
Hermiston	50	180	87	1
Craig Nos. 1 and 2	19	367	241	—
Hayden No. 1	25	74	37	—
Hayden No. 2	13	43	22	—
Foote Creek	79	40	27	1
Transmission and distribution facilities	Various	808	246	76
Total		$4,471	$1,976	$100

(5)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future rates. PacifiCorp's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2018	2017

Employee benefit plans(1)	20 years	$448	$418
Utah mine disposition(2)	Various	136	156
Unamortized contract values	5 years	79	89
Deferred net power costs	3 year	62	21
Unrealized loss on derivative contracts	2 years	96	101
Asset retirement obligation	31 years	119	100
Other	Various	172	176
Total regulatory assets		$1,112	$1,061

Reflected as:
Current assets		$36	$31
Noncurrent assets		1,076	1,030
Total regulatory assets		$1,112	$1,061

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in rates when recognized.

(2)
Amounts represent regulatory assets established as a result of the Utah mine disposition in 2015 for the net property, plant and equipment not considered probable of disallowance and for the portion of losses associated with the assets held for sale, UMWA 1974 Pension Plan withdrawal and closure costs incurred to date considered probable of recovery.

PacifiCorp had regulatory assets not earning a return on investment of $636 million and $589 million as of December 31, 2018 and 2017, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. PacifiCorp's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2018	2017

Cost of removal(1)	26 years	$994	$955
Deferred income taxes(2)	Various	1,803	1,960
Other	Various	258	156
Total regulatory liabilities		$3,055	$3,071

Reflected as:
Current liabilities		$77	$75
Noncurrent liabilities		2,978	2,996
Total regulatory liabilities		$3,055	$3,071

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

(6)    Short-term Debt and Credit Facilities

The following table summarizes PacifiCorp's availability under its credit facilities as of December 31 (in millions):

2018:
Credit facilities	$1,200
Less:
Short-term debt	(30)
Tax-exempt bond support	(89)
Net credit facilities	$1,081

2017:
Credit facilities	$1,000
Less:
Short-term debt	(80)
Tax-exempt bond support	(130)
Net credit facilities	$790

PacifiCorp has a $600 million unsecured credit facility expiring in June 2021 with a one-year extension option subject to lender consent and a $600 million unsecured credit facility expiring in June 2021 with two one-year extension options subject to lender consent. These credit facilities, which support PacifiCorp's commercial paper program, certain series of its tax-exempt bond obligations and provide for the issuance of letters of credit, have variable interest rates based on the Eurodollar rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities.

As of December 31, 2018 and 2017, the weighted average interest rate on commercial paper borrowings outstanding was 2.85% and 1.83%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2018 and 2017, PacifiCorp had $184 million and $230 million, respectively, of fully available letters of credit issued under committed arrangements. As of December 31, 2018 and 2017, $170 million and $216 million, respectively, of these letters of credit, support PacifiCorp's variable-rate tax-exempt bond obligations and expire in March 2019 and $14 million support certain transactions required by third parties and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

(7)    Long-term Debt and Capital Lease Obligations

PacifiCorp's long-term debt and capital lease obligations were as follows as of December 31 (dollars in millions):

	2018			2017
			Average		Average
	Principal	Carrying	Interest	Carrying	Interest
	Amount	Value	Rate	Value	Rate

First mortgage bonds:
2.95% to 8.53%, due through 2023	$1,824	$1,821	4.48%	$2,320	4.73%
3.35% to 6.71%, due 2024 to 2026	775	771	3.92	771	3.92
7.70% due 2031	300	298	7.70	298	7.70
5.25% to 6.35%, due 2034 to 2038	2,350	2,338	5.96	2,337	5.96
4.10% to 6.00%, due 2039 to 2042	950	939	5.40	938	5.40
4.125%, due 2049	600	593	4.13	—	—
Variable-rate series, tax-exempt bond obligations (2018-1.67% to 1.85%; 2017-1.60% to 1.87%):
Due 2018 to 2020	38	38	1.85	79	1.77
Due 2018 to 2025(1)	25	25	1.75	70	1.81
Due 2024(1)(2)	143	142	1.68	142	1.73
Due 2024 to 2025(2)	50	50	1.75	50	1.72
Total long-term debt	7,055	7,015		7,005
Capital lease obligations:
8.75% to 14.61%, due through 2035	21	21	10.55	20	11.46
Total long-term debt and capital lease
obligations	$7,076	$7,036		$7,025

Reflected as:
	2018	2017

Current portion of long-term debt and capital lease obligations	$352	$588
Long-term debt and capital lease obligations	6,684	6,437
Total long-term debt and capital lease obligations	$7,036	$7,025

1)	Supported by $170 million and $216 million of fully available letters of credit issued under committed bank arrangements as of December 31, 2018 and 2017, respectively.

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

PacifiCorp currently has regulatory authority from the Oregon Public Utility Commission and the Idaho Public Utilities Commission to issue an additional $2.0 billion of long-term debt. PacifiCorp must make a notice filing with the Washington Utilities and Transportation Commission prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the United States Securities and Exchange Commission (SEC) to issue up to $2.0 billion additional first mortgage bonds through October 2021.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $28 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2018.

PacifiCorp has entered into long-term agreements that qualify as capital leases and expire at various dates through March 2035 for transportation services, a power purchase agreement and real estate. The transportation services agreements included as capital leases are for the right to use pipeline facilities to provide natural gas to two of PacifiCorp's generating facilities. Net capital lease assets of $21 million and $20 million as of December 31, 2018 and 2017, respectively, were included in property, plant and equipment, net in the Consolidated Balance Sheets.

As of December 31, 2018, the annual principal maturities of long-term debt and total capital lease obligations for 2019 and thereafter are as follows (in millions):

	Long-term	Capital Lease
	Debt	Obligations	Total

2019	$350	$4	$354
2020	38	3	41
2021	420	7	427
2022	605	3	608
2023	449	2	451
Thereafter	5,193	16	5,209
Total	7,055	35	7,090
Unamortized discount and debt issuance costs	(40)	—	(40)
Amounts representing interest	—	(14)	(14)
Total	$7,015	$21	$7,036

(8)    Income Taxes

Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act enacted on December 22, 2017 ("2017 Tax Reform") impacted many areas of income tax law. The most material items included the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018 and limitations on bonus depreciation for utility property.

In December 2017, the SEC issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. On December 31, 2017, PacifiCorp recorded the impacts of the 2017 Tax Reform and believed all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. PacifiCorp determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. PacifiCorp believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, PacifiCorp finalized its provisional amounts recording a current tax benefit and deferred tax expense of $21 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform and PacifiCorp's regulatory nature, PacifiCorp reduced the associated deferred income tax liabilities $8 million and increased regulatory liabilities by the same amount.

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2018	2017	2016

Current:
Federal	$164	$249	$169
State	40	41	32
Total	204	290	201

Deferred:
Federal	(187)	59	123
State	(9)	15	21
Total	(196)	74	144

Investment tax credits	(3)	(4)	(5)
Total income tax expense	$5	$360	$340

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
State income taxes, net of federal income tax benefit	4	3	3
Amortization of excess deferred income taxes	(17)	—	—
Federal income tax credits	(7)	(5)	(6)
Other	—	(1)	(1)
Effective income tax rate	1%	32%	31%

Income tax credits relate primarily to production tax credits earned by PacifiCorp's wind-powered generating facilities. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. Amortization of excess deferred income taxes is primarily attributable to the amortization of $127 million of Utah allocated excess deferred income taxes pursuant to a 2017 Tax Reform settlement approved by the UPSC, whereby a portion of Utah allocated excess deferred income taxes was used to accelerate depreciation on Utah's share of certain thermal plant units.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017

Deferred income tax assets:
Regulatory liabilities	$752	$756
Employee benefits	91	84
Derivative contracts and unamortized contract values	45	48
State carryforwards	77	83
Asset retirement obligations	53	50
Other	56	50
	1,074	1,071
Deferred income tax liabilities:
Property, plant and equipment	(3,335)	(3,381)
Regulatory assets	(273)	(261)
Other	(9)	(11)
	(3,617)	(3,653)
Net deferred income tax liability	$(2,543)	$(2,582)

The following table provides PacifiCorp's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2018 (in millions):

State

Net operating loss carryforwards	$1,230
Deferred income taxes on net operating loss carryforwards	$58
Expiration dates	2019 - 2032

Tax credit carryforwards	$19
Expiration dates	2019 - indefinite

The United States Internal Revenue Service has closed its examination of PacifiCorp's income tax returns through December 31, 2011. The statute of limitations for PacifiCorp's state income tax returns have expired through December 31, 2009, with the exception of Idaho, for which the statute of limitations has expired through December 31, 2014, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

As of December 31, 2018 and 2017, PacifiCorp had unrecognized tax benefits totaling $1 million and $10 million, respectively, related to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect PacifiCorp's effective income tax rate.

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

Defined Benefit Plans

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

During 2018, the Retirement Plan incurred a settlement charge of $22 million as a result of excess lump sum distributions over the defined threshold for the year ended December 31, 2018.

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016

Service cost	$—	$—	$4	$2	$2	$2
Interest cost	43	49	54	11	14	15
Expected return on plan assets	(72)	(72)	(75)	(21)	(21)	(21)
Settlement	22	—	—	—	—	—
Net amortization	13	14	34	(6)	(6)	(5)
Net periodic benefit cost (credit)	$6	$(9)	$17	$(14)	$(11)	$(9)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Plan assets at fair value, beginning of year	$1,111	$999	$332	$302
Employer contributions	4	54	1	1
Participant contributions	—	—	5	7
Actual return on plan assets	(52)	166	(16)	49
Settlement	(52)	—	—	—
Benefits paid	(69)	(108)	(25)	(27)
Plan assets at fair value, end of year	$942	$1,111	$297	$332

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Benefit obligation, beginning of year	$1,251	$1,276	$331	$358
Service cost	—	—	2	2
Interest cost	43	49	11	14
Participant contributions	—	—	5	7
Actuarial (gain) loss	(68)	34	(26)	(23)
Settlement	(52)	—		—
Benefits paid	(69)	(108)	(25)	(27)
Benefit obligation, end of year	$1,105	$1,251	$298	$331
Accumulated benefit obligation, end of year	$1,105	$1,251

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Plan assets at fair value, end of year	$942	$1,111	$297	$332
Less - Benefit obligation, end of year	1,105	1,251	298	331
Funded status	$(163)	$(140)	$(1)	$1

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$3	$5	$—	$1
Other current liabilities	(4)	(4)	—	—
Other long-term liabilities	(162)	(141)	(1)	—
Amounts recognized	$(163)	$(140)	$(1)	$1

The SERP has no plan assets; however, PacifiCorp has a Rabbi trust that holds corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trust, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $52 million and $60 million as of December 31, 2018 and 2017, respectively. These assets are not included in the plan assets in the above table, but are reflected in cash and cash equivalents, totaling $1 million and $9 million as of December 31, 2018 and 2017, respectively, and noncurrent other assets, totaling $51 million as of December 31, 2018 and 2017 on the Consolidated Balance Sheets.

The projected benefit obligation for the pension and other postretirement plans were in excess of the fair value of their respective plans assets as of December 31, 2018. The accumulated benefit obligation for the pension plans was in excess of the fair value of plan assets as of December 31, 2018.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Net loss (gain)	$461	$442	$(2)	$(12)
Prior service credit	—	—	—	(6)
Regulatory deferrals	(1)	(4)	7	7
Total	$460	$438	$5	$(11)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2018 and 2017 is as follows (in millions):

		Accumulated
		Other
	Regulatory	Comprehensive
	Asset	Loss	Total
Pension
Balance, December 31, 2016	$491	$20	$511
Net (gain) loss arising during the year	(60)	1	(59)
Net amortization	(13)	(1)	(14)
Total	(73)	—	(73)
Balance, December 31, 2017	418	20	438
Net loss (gain) arising during the year	59	(2)	57
Net amortization	(12)	(1)	(13)
Settlement	(22)	—	(22)
Total	25	(3)	22
Balance, December 31, 2018	$443	$17	$460

Regulatory
Asset (Liability)
Other Postretirement
Balance, December 31, 2016	$34
Net gain arising during the year	(51)
Net amortization	6
Total	(45)
Balance, December 31, 2017	(11)
Net loss arising during the year	10
Net amortization	6
Total	16
Balance, December 31, 2018	$5

Plan Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016

Benefit obligations as of December 31:
Discount rate	4.25%	3.60%	4.05%	4.25%	3.60%	4.05%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Interest crediting rates for cash balance plan (1)(2)(3)	3.40%	1.61%	2.06%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	3.60%	4.05%	4.40%	3.60%	4.05%	4.35%
Expected return on plan assets	7.00	7.25	7.50	6.86	7.25	7.50
Rate of compensation increase	N/A	N/A	2.75	N/A	N/A	N/A

(1)	2018 Cash Balance Interest Crediting Rate assumption is 3.40% for 2019 and all future years for nonunion participants and 3.15% for 2019-2020 and 3.25% for 2021+ for union participants.

(2)	2017 Cash Balance Interest Crediting Rate assumption was 2.26% for 2018-2019 and 1.60% for 2020+ for nonunion participants and 2.78% for 2018-2019 and 2.60% for 2020+ for union participants.

(3)	2016 Cash Balance Interest Crediting Rate assumption was 1.44% for 2017-2018 and 2.05% for 2019+ for nonunion participants and 2.35% for 2017-2018 and 3.05% for 2019+ for union participants.
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

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $0 million, respectively, during 2019. Funding to PacifiCorp's Retirement Plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 ("ERISA") and the Pension Protection Act of 2006, as amended ("PPA"). PacifiCorp considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the PPA. PacifiCorp's funding of its other postretirement benefit plan is subject to tax deductibility and subordination limits and other considerations.

The expected benefit payments to participants in PacifiCorp's pension and other postretirement benefit plans for 2019 through 2023 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2019	$105	$24
2020	102	26
2021	98	23
2022	92	22
2023	88	21
2024-2028	369	95

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

The target allocations (percentage of plan assets) for PacifiCorp's pension and other postretirement benefit plan assets are as follows as of December 31, 2018:

	Pension(1)	Other Postretirement(1)
	%	%
Debt securities(2)	30 - 43	33 - 37
Equity securities(2)	48 - 65	62 - 66
Limited partnership interests	6 - 12	1 - 3

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

(2)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements
The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2018:
Cash equivalents	$—	$11	$—	$11
Debt securities:
United States government obligations	4	—	—	4
International government obligations	—	1	—	1
Corporate obligations	—	88	—	88
Municipal obligations	—	10	—	10
Agency, asset and mortgage-backed obligations	—	43	—	43
Equity securities:
United States companies	327	—	—	327
International companies	15	—	—	15
Investment funds(2)	54	—	—	54
Total assets in the fair value hierarchy	$400	$153	$—	553
Investment funds(2) measured at net asset value				285
Limited partnership interests(3) measured at net asset value				104
Investments at fair value				$942

As of December 31, 2017:
Cash equivalents	$—	$43	$—	$43
Debt securities:
United States government obligations	45	—	—	45
Corporate obligations	—	60	—	60
Municipal obligations	—	9	—	9
Agency, asset and mortgage-backed obligations	—	37	—	37
Equity securities:
United States companies	416	—	—	416
International companies	22	—	—	22
Total assets in the fair value hierarchy	$483	$149	$—	632
Investment funds(2) measured at net asset value				416
Limited partnership interests(3) measured at net asset value				63
Investments at fair value				$1,111

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 55% and 45% respectively, for 2018 and 60% and 40%, respectively, for 2017, and are invested in United States and international securities of approximately 68% and 32%, respectively, for 2018 and 57% and 43%, respectively, for 2017.

(3)	Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit other postretirement plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2018:
Cash and cash equivalents	$4	$1	$—	$5
Debt securities:
United States government obligations	3	—	—	3
Corporate obligations	—	23	—	23
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	17	—	17
Equity securities:
United States companies	83	—	—	83
International companies	4	—	—	4
Investment funds(2)	38	—	—	38
Total assets in the fair value hierarchy	132	43	—	175
Investment funds(2) measured at net asset value				116
Limited partnership interests(3) measured at net asset value				6
Investments at fair value				$297

As of December 31, 2017:
Cash and cash equivalents	$4	$3	$—	$7
Debt securities:
United States government obligations	11	—	—	11
Corporate obligations	—	16	—	16
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	16	—	16
Equity securities:
United States companies	98	—	—	98
International companies	6	—	—	6
Investment funds(2)	32	—	—	32
Total assets in the fair value hierarchy	151	37	—	188
Investment funds(2) measured at net asset value				140
Limited partnership interests(3) measured at net asset value				4
Investments at fair value				$332

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 59% and 41%, respectively, for 2018 and 63% and 37%, respectively, for 2017, and are invested in United States and international securities of approximately 90% and 10%, respectively, for 2018 and 77% and 23%, respectively, for 2017.

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

As a result of the Utah Mine Disposition and United Mine Workers of America ("UMWA") labor settlement, PacifiCorp's subsidiary, Energy West Mining Company, triggered involuntary withdrawal from the UMWA 1974 Pension Plan in June 2015 when the UMWA employees ceased performing work for the subsidiary. PacifiCorp recorded its estimate of the withdrawal obligation in December 2014 when withdrawal was considered probable and deferred the portion of the obligation considered probable of recovery to a regulatory asset. PacifiCorp has subsequently revised its estimate due to changes in facts and circumstances for a withdrawal occurring by July 2015. As communicated in a letter received in August 2016, the plan trustees have determined a withdrawal liability of $115 million. Energy West Mining Company began making installment payments in November 2016 and has the option to elect a lump sum payment to settle the withdrawal obligation. The ultimate amount paid by Energy West Mining Company to settle the obligation is dependent on a variety of factors, including the results of ongoing negotiations with the plan trustees.

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

The following table presents PacifiCorp's participation in individually significant joint trustee and multiemployer pension plans for the years ended December 31 (dollars in millions):

		PPA zone status or
		plan funded status percentage for
		plan years beginning July 1,					Contributions(1)
Plan name	Employer Identification Number	2018	2017	2016	Funding improvement plan	Surcharge imposed under PPA(1)	2018	2017	2016	Year contributions to plan exceeded more than 5% of total contributions(2)
Local 57 Trust Fund	87-0640888	At least 80%	At least 80%	At least 80%	None	None	$7	$7	$8	2016, 2015, 2014

(1)
PacifiCorp's minimum contributions to the plan are based on the amount of wages paid to employees covered by the Local 57 Trust Fund collective bargaining agreements, subject to ERISA minimum funding requirements.

(2)	For the Local 57 Trust Fund, information is for plan years beginning July 1, 2016, 2015 and 2014. Information for the plan year beginning July 1, 2017 is not yet available.

The current collective bargaining agreements governing the Local 57 Trust Fund expire in 2023.

Defined Contribution Plan

PacifiCorp's 401(k) plan covers substantially all employees. PacifiCorp's matching contributions are based on each participant's level of contribution and, as of January 1, 2018, all participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. PacifiCorp's contributions to the 401(k) plan were $39 million, $39 million and $34 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

PacifiCorp does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. Cost of removal regulatory liabilities totaled $994 million and $955 million as of December 31, 2018 and 2017, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's ARO liabilities for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$215	$215
Change in estimated costs	9	(8)
Additions	—	6
Retirements	(5)	(6)
Accretion	8	8
Ending balance	$227	$215

Reflected as:
Other current liabilities	$21	$25
Other long-term liabilities	206	190
	$227	$215

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of December 31, 2018:
Not designated as hedging contracts(1):
Commodity assets	$36	$4	$10	$1	$51
Commodity liabilities	(9)	(1)	(67)	(71)	(148)
Total	27	3	(57)	(70)	(97)

Total derivatives	27	3	(57)	(70)	(97)
Cash collateral (payable) receivable	(2)	—	16	45	59
Total derivatives - net basis	$25	$3	$(41)	$(25)	$(38)

As of December 31, 2017:
Not designated as hedging contracts(1):
Commodity assets	$11	$1	$1	$—	$13
Commodity liabilities	(3)	—	(32)	(82)	(117)
Total	8	1	(31)	(82)	(104)

Total derivatives	8	1	(31)	(82)	(104)
Cash collateral receivable	—	—	17	57	74
Total derivatives - net basis	$8	$1	$(14)	$(25)	$(30)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of December 31, 2018 and 2017, a regulatory asset of $96 million and $101 million, respectively, was recorded related to the net derivative liability of $97 million and $104 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2018	2017	2016

Beginning balance	$101	$73	$133
Changes in fair value recognized in regulatory assets	12	47	(27)
Net (losses) gains reclassified to operating revenue	(68)	9	10
Net gains (losses) reclassified to energy costs	51	(28)	(43)
Ending balance	$96	$101	$73

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2018	2017

Electricity sales	Megawatt hours	(6)	(9)
Natural gas purchases	Decatherms	117	113
Fuel oil purchases	Gallons	—	—

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2018, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt by Moody's Investor Service and Standard & Poor's Rating Services were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $113 million and $110 million as of December 31, 2018 and 2017, respectively, for which PacifiCorp had posted collateral of $61 million and $74 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2018 and 2017, PacifiCorp would have been required to post $35 million and $34 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$—	$51	$—	$(23)	$28
Money market mutual funds(2)	69	—	—	—	69
Investment funds	24	—	—	—	24
	$93	$51	$—	$(23)	$121

Liabilities - Commodity derivatives	$—	$(148)	$—	$82	$(66)

As of December 31, 2017:
Assets:
Commodity derivatives	$—	$13	$—	$(4)	$9
Money market mutual funds (2)	21	—	—	—	21
Investment funds	21	—	—	—	21
	$42	$13	$—	$(4)	$51

Liabilities - Commodity derivatives	$—	$(117)	$—	$78	$(39)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $59 million and $74 million as of December 31, 2018 and 2017, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,015	$7,833	$7,005	$8,370

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

Congress failed to pass legislation needed to implement the original KHSA. In April 2016, the principal parties to the KHSA (PacifiCorp, the states of California and Oregon and the United States Departments of the Interior and Commerce) executed an amendment to the KHSA. Consistent with the terms of the amended KHSA, in September 2016, PacifiCorp and the Klamath River Renewal Corporation ("KRRC"), a private, independent nonprofit 501(c)(3) organization formed by certain signatories of the amended KSHA, jointly filed an application with the FERC to transfer the license for the four mainstem Klamath River hydroelectric generating facilities from PacifiCorp to the KRRC. Also in September 2016, the KRRC filed an application with the FERC to surrender the license and decommission the same four facilities. The KRRC's license surrender application included a request for the FERC to refrain from acting on the surrender application until after the transfer of the license to the KRRC is effective. In March 2018, the FERC issued an order splitting the existing license for the Klamath Project into two licenses: the Klamath Project (P‑2082) contains East Side, West Side, Keno and Fall Creek developments; the new Lower Klamath Project (P‑14803) contains J.C. Boyle, Copco No. 1, Copco No. 2 and Iron Gate developments. In the same order, the FERC deferred consideration of the transfer of the license for the Lower Klamath facilities from PacifiCorp to the KRRC until some point in the future. PacifiCorp is currently the licensee for both the Klamath Project and Lower Klamath Project facilities and will retain ownership of the Klamath Project facilities after the approval and transfer of the Lower Klamath Project facilities. In April 2018, PacifiCorp filed a motion to stay the effective date of the license amendment until transfer is approved. In June 2018, the FERC granted PacifiCorp's motion to stay the effective date of the Lower Klamath Project license and all related compliance obligations, pending a FERC order on the license transfer. Meanwhile, the FERC continues to assess the KRRC's capacity to become a project licensee for purposes of dam removal. The United States Court of Appeals for the District of Columbia Circuit issued a decision in the Hoopa Valley Tribe v. FERC litigation, on January 25, 2019, finding that the states of California and Oregon have waived their Clean Water Act, Section 401, water quality certification authority over the Klamath hydroelectric project relicensing. PacifiCorp is evaluating the impact of this decision.

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

As of December 31, 2018, PacifiCorp's assets included $44 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals through either December 31, 2019, or December 31, 2022, depending upon the state jurisdiction.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities. PacifiCorp estimates it is obligated to make capital expenditures of approximately $155 million over the next 10 years related to these licenses.

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2018 are as follows (in millions):

	2019	2020	2021	2022	2023	2024 and Thereafter	Total
Contract type:
Purchased electricity contracts -
commercially operable	$317	$194	$155	$152	$145	$1,522	$2,485
Purchased electricity contracts -
non-commercially operable	13	21	48	49	49	797	977
Fuel contracts	732	648	521	326	268	976	3,471
Construction commitments	888	559	2	—	—	—	1,449
Transmission	108	95	80	69	63	427	842
Operating leases and easements	7	6	7	6	5	90	121
Maintenance, service and
other contracts	52	25	26	16	8	81	208
Total commitments	$2,117	$1,548	$839	$618	$538	$3,893	$9,553

Purchased Electricity Contracts - Commercially Operable

As part of its energy resource portfolio, PacifiCorp acquires a portion of its electricity through long-term purchases and exchange agreements. PacifiCorp has several power purchase agreements with wind-powered generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Included in the purchased electricity payments are any power purchase agreements that meet the definition of a lease. Rent expense related to those power purchase agreements that meet the definition of a lease totaled $26 million for 2018 and $14 million for 2017 and 2016.

Included in the minimum fixed annual payments for purchased electricity above are commitments to purchase electricity from several hydroelectric systems under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of system output and for a like percentage of system operating expenses and debt service. These costs are included in energy costs on the Consolidated Statements of Operations. PacifiCorp is required to pay its portion of operating costs and its portion of the debt service, whether or not any electricity is produced. These arrangements accounted for less than 5% of PacifiCorp's 2018, 2017 and 2016 energy sources.

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

Operating Leases and Easements

PacifiCorp has non-cancelable operating leases primarily for certain operating facilities, office space, land and equipment that expire at various dates through the year ending December 31, 2096. These leases generally require PacifiCorp to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. PacifiCorp also has non-cancelable easements for land on which certain of its assets, primarily wind-powered generating facilities, are located. Rent expense totaled $15 million for the years ended December 31, 2018, 2017 and 2016.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(14)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue by regulated energy, with further disaggregation of regulated energy by customer class, for the year ended December 31 (in millions):

2018
Customer Revenue:
Retail:
Residential	$1,737
Commercial	1,513
Industrial	1,172
Other retail	234
Total retail	4,656
Wholesale	55
Transmission	103
Other Customer Revenue	76
Total Customer Revenue	4,890
Other revenue	136
Total operating revenue	$5,026

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, PacifiCorp would recognize a contract asset or contract liability depending on the relationship between PacifiCorp's performance and the customer's payment. As of December 31, 2018 and December 31, 2017, there were no material contract assets or contract liabilities recorded on the Consolidated Balance Sheets. During the years ended December 31, 2018 and 2017, there was no material revenue recognized that was included in the contract liability balance at the beginning of the period or from performance obligations satisfied in previous periods.

(15)    Preferred Stock

PacifiCorp has 3,500 thousand shares of Serial Preferred Stock authorized at the stated value of $100 per share. PacifiCorp had 24 thousand shares of Serial Preferred Stock issued and outstanding as of December 31, 2018 and 2017. The outstanding preferred stock series are non-redeemable and have annual dividend rates of 6.00% and 7.00%.

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

PacifiCorp also has 16 million shares of No Par Serial Preferred Stock and 127 thousand shares of 5% Preferred Stock authorized, but no shares were issued or outstanding as of December 31, 2018 and 2017.

(16)    Common Shareholder's Equity

Through PPW Holdings, BHE is the sole shareholder of PacifiCorp's common stock. The state regulatory orders that authorized BHE's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2018, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings or BHE without prior state regulatory approval to the extent that it would reduce PacifiCorp's common equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. As of December 31, 2018, PacifiCorp's actual common equity percentage, as calculated under this measure, was 54%, and PacifiCorp would have been permitted to dividend $2.6 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings or BHE if PacifiCorp's senior unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings, or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2018, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

PacifiCorp is also subject to a maximum debt-to-total capitalization percentage under various financing agreements as further discussed in Note 6.

(17)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of unrecognized amounts on retirement benefits, net of tax, of $13 million and $15 million as of December 31, 2018 and 2017, respectively.

(18)    Variable-Interest Entities

PacifiCorp holds a two-thirds interest in Bridger Coal Company ("Bridger Coal"), which supplies coal to the Jim Bridger generating facility that is owned two-thirds by PacifiCorp and one-third by PacifiCorp's joint venture partner in Bridger Coal. PacifiCorp purchases two-thirds of the coal produced by Bridger Coal, while the remaining coal is purchased by the joint venture partner. The power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. Each joint venture partner is jointly and severally liable for the obligations of Bridger Coal. Bridger Coal's necessary working capital to carry out its mining operations is financed by contributions from PacifiCorp and its joint venture partner. PacifiCorp's equity investment in Bridger Coal was $100 million and $137 million as of December 31, 2018 and 2017, respectively. Refer to Note 19 for information regarding related-party transactions with Bridger Coal.

(19)    Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to PacifiCorp by BHE and its subsidiaries under this agreement totaled $12 million, $11 million and $10 million during the years ended December 31, 2018, 2017 and 2016, respectively. Payables associated with these administrative services were immaterial as of December 31, 2018 and 2017, respectively. Amounts charged by PacifiCorp to BHE and its subsidiaries under this agreement, as well as receivables associated with these administrative services, were immaterial during the years ended December 31, 2018, 2017 and 2016, respectively.

PacifiCorp also engages in various transactions with several subsidiaries of BHE in the ordinary course of business. Services provided by these subsidiaries in the ordinary course of business and charged to PacifiCorp primarily relate to wholesale electricity purchases and transmission of electricity, transportation of natural gas and employee relocation services. These expenses totaled $8 million, $6 million and $7 million during the years ended December 31, 2018, 2017 and 2016, respectively. Payables associated with these services were immaterial as of December 31, 2018 and 2017, respectively. Amounts charged by PacifiCorp to subsidiaries of BHE for wholesale electricity sales in the ordinary course of business were immaterial during the years ended December 31, 2018, 2017 and 2016, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $33 million, $35 million and $37 million during the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, PacifiCorp had immaterial amounts of accounts payable to BNSF outstanding under these contracts, including indirect payables related to a jointly owned facility.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. As of December 31, 2018, federal and state income taxes payable to BHE were $10 million, and as of December 31, 2017, federal and state income taxes receivable from BHE were $59 million. For the years ended December 31, 2018, 2017 and 2016, cash paid for federal and state income taxes to BHE totaled $144 million, $340 million and $201 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal and Trapper Mining Inc. During the years ended December 31, 2018, 2017 and 2016, PacifiCorp charged Bridger Coal immaterial amounts, primarily for administrative support and management services, as well as materials, provided by PacifiCorp to Bridger Coal. Receivables for these services, as well as for certain expenses paid by PacifiCorp and reimbursed by Bridger Coal, were immaterial as of December 31, 2018 and 2017, respectively. Services provided by equity investees to PacifiCorp primarily relate to coal purchases. During the years ended December 31, 2018, 2017 and 2016, coal purchases from PacifiCorp's equity investees totaled $163 million, $170 million and $174 million, respectively. Payables to PacifiCorp's equity investees were $13 million and $18 million as of December 31, 2018 and 2017, respectively.

(20)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	2018	2017
Cash and cash equivalents	$77	14
Restricted cash included in other current assets	13	13
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$92	$29

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2018	2017	2016

Interest paid, net of amounts capitalized	$347	$350	$350
Income taxes paid, net	$144	$340	$201

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable related to property, plant and equipment additions	$184	$147	$101

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

Item 6.	Selected Financial Data

Information required by Item 6 is omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's net income for 2018 was $682 million, an increase of $77 million, or 13%, compared to 2017 primarily due to higher electric utility margin of $122 million, a higher income tax benefit of $72 million, primarily due to a $21 million increase in production tax credits, a lower federal tax rate and a 2017 charge of $10 million from the Tax Cuts and Jobs Act enacted on December 22, 2017 (the "2017 Tax Reform"), and higher allowance for borrowed and equity funds of $17 million, partially offset by higher depreciation and amortization of $109 million due to wind-powered generation and other plant placed in-service and increases for Iowa revenue sharing, higher operations and maintenance expense of $12 million and higher interest expense of $13 million. Electric utility margin increased due to higher recoveries through bill riders of $127 million (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax benefit), higher retail customer volumes of 5.6%, largely due to industrial growth and the favorable impact of weather and higher wholesale revenue, partially offset by lower average retail rates of $126 million, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform, and higher generation and purchased power costs.

MidAmerican Energy's net income for 2017 was $605 million, an increase of $63 million, or 12%, compared to 2016, including $7 million of net expense as a result of the 2017 Tax Reform. Excluding the net effect of the 2017 Tax Reform, adjusted net income for 2017 was $612 million, an increase of $70 million, or 13%, compared to 2016. The increase was due to a higher income tax benefit from additional production tax credits of $38 million, the effects of ratemaking and lower pre-tax income, and higher electric utility margin of $76 million, excluding the impact of an increase in electric DSM program revenue (offset in operating expense) of $22 million, partially offset by higher maintenance expense of $52 million due to additional wind-powered generating facilities and the timing of fossil-fueled generation maintenance, higher depreciation and amortization of $21 million due to wind-powered generation and other plant placed in-service and accruals for Iowa regulatory arrangements, partially offset by a December 2016 reduction in depreciation rates, and higher property and other taxes of $7 million. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes, higher wholesale revenue and higher transmission revenue, partially offset by higher coal and purchased power costs. Retail customer volumes increased 2.4% due to industrial growth net of lower residential and commercial volumes from milder temperatures.

MidAmerican Funding -

MidAmerican Funding's net income for 2018 was $669 million, an increase of $95 million, or 17%, compared to 2017. In addition to the MidAmerican Energy impacts, MidAmerican Funding's net income for 2017 reflects after-tax charges of $17 million related to the tender offer of a portion of its 6.927% Senior Bonds due 2029. MidAmerican Funding's net income for 2017 was $574 million, an increase of $42 million, or 8%, compared to 2016, including after-tax charges of $17 million related to the tender offer and $10 million of net expense as a result of the 2017 Tax Reform. Excluding the net effect of the 2017 Tax Reform and the tender offer, MidAmerican Funding's adjusted net income for 2017 was $601 million, an increase of $69 million, or 13%, compared to 2016.

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

MidAmerican Energy's cost of fuel and energy and regulated cost of natural gas purchased for resale are generally recovered from its retail customers through regulatory recovery mechanisms, and as a result, changes in MidAmerican Energy's expenses result in comparable changes to revenue from the related recovery mechanisms. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Electric utility margin and natural gas utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income for the years ended December 31 (in millions):

	2018	2017	Change		2017	2016	Change

Electric utility margin:
Regulated electric operating revenue	$2,283	$2,108	$175	8%	$2,108	1,985	$123	6%
Cost of fuel and energy	487	434	53	12	434	409	25	6
Electric utility margin	1,796	1,674	122	7	1,674	1,576	98	6

Natural gas utility margin:
Regulated natural gas operating revenue	754	719	35	5%	719	637	82	13%
Cost of natural gas purchased for resale	465	441	24	5	441	367	74	20
Natural gas utility margin	289	278	11	4	278	270	8	3

Utility margin	2,085	1,952	133	7%	1,952	1,846	106	6%

Other operating revenue	12	10	2	20%	10	3	7	*
Other cost of sales	1	1	—	—	1	—	1	*
Operations and maintenance	811	799	12	2	799	708	91	13
Depreciation and amortization	609	500	109	22	500	479	21	4
Property and other taxes	125	119	6	5	119	112	7	6
Operating income	$551	$543	$8	1%	$543	$550	$(7)	(1)%

*	Not meaningful.

Regulated Electric Utility Margin

A comparison of key operating results related to regulated electric utility margin is as follows for the years ended December 31:

	2018	2017	Change		2017	2016	Change
Electric utility margin (in millions):
Operating revenue	$2,283	$2,108	$175	8%	$2,108	$1,985	$123	6%
Cost of fuel and energy(1)	487	434	53	12	434	409	25	6
Electric utility margin	$1,796	$1,674	$122	7	$1,674	$1,576	$98	6

Electricity Sales (GWhs):
Residential	6,763	6,207	556	9%	6,207	6,408	(201)	(3)%
Commercial	3,897	3,761	136	4	3,761	3,812	(51)	(1)
Industrial	13,587	12,957	630	5	12,957	12,115	842	7
Other	1,604	1,567	37	2	1,567	1,589	(22)	(1)
Total retail	25,851	24,492	1,359	6	24,492	23,924	568	2
Wholesale	11,181	9,165	2,016	22	9,165	8,489	676	8
Total sales	37,032	33,657	3,375	10	33,657	32,413	1,244	4

Average number of retail customers (in thousands)	780	770	10	1%	770	760	10	1%

Average revenue per MWh:
Retail	$74.12	$73.88	$0.24	—%	$73.88	$71.86	$2.02	3%
Wholesale	$25.63	$23.42	$2.21	9%	$23.42	$22.95	$0.47	2%

Heating degree days	6,627	5,492	1,135	21%	5,492	5,321	171	3%
Cooling degree days	1,307	1,117	190	17%	1,117	1,314	(197)	(15)%

Sources of energy (GWhs)(1):
Coal	15,811	13,598	2,213	16%	13,598	13,179	419	3%
Wind and other(2)	13,627	12,932	695	5	12,932	11,684	1,248	11
Nuclear	3,869	3,850	19	—	3,850	3,912	(62)	(2)
Natural gas	661	360	301	84	360	556	(196)	(35)
Total energy generated	33,968	30,740	3,228	11	30,740	29,331	1,409	5
Energy purchased	3,837	3,603	234	6	3,603	3,882	(279)	(7)
Total	37,805	34,343	3,462	10	34,343	33,213	1,130	3

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

For 2018 compared to 2017, regulated electric utility margin increased $122 million primarily due to:

(1)	Higher retail utility margin of $73 million due to -

•	an increase of $127 million from higher recoveries through bill riders, (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax benefit);

•	an increase of $58 million from non-weather-related usage factors, including higher industrial sales volumes;

•	an increase of $33 million from the impact of weather;

•	an increase of $4 million from various other revenue; partially offset by

•	a decrease of $126 million in averages rates, predominantly from the impact of a lower federal tax rate due to 2017 Tax Reform; and

•	a decrease of $23 million from higher retail energy costs due to higher generation and purchased power costs;

(2)	Higher wholesale utility margin of $52 million due to higher margins per unit from higher market prices and lower fuel costs on higher sales volumes; partially offset by

(3)	Lower Multi-Value Projects ("MVP") transmission revenue of $3 million due to refund accruals.

For 2017 compared to 2016, regulated electric utility margin increased $98 million primarily due to:

(1)	Higher retail utility margin of $51 million due to -

•	an increase of $73 million from higher recoveries through bill riders, including $22 million of electric DSM program revenue (offset in operating expense);

•	an increase of $32 million from non-weather-related usage factors, including higher industrial sales volumes; partially offset by

•	a decrease of $33 million from higher retail energy costs primarily due to higher coal-fueled generation and higher purchased power costs; and

•	a decrease of $21 million from the impact of milder temperatures;

(2)
Higher wholesale utility margin of $32 million due to higher margins per unit from higher market prices, greater availability of lower cost generation for wholesale purposes and higher sales volumes; and

(3)	Higher MVP transmission revenue of $13 million due to continued capital additions.

Regulated Natural Gas Utility Margin

A comparison of key operating results related to regulated natural gas utility margin is as follows for the years ended December 31:

	2018	2017	Change		2017	2016	Change
Natural gas utility margin (in millions):
Operating revenue	$754	$719	$35	5%	$719	$637	$82	13%
Cost of natural gas purchased for resale	465	441	24	5	441	367	74	20
Natural gas utility margin	$289	$278	$11	4	$278	$270	$8	3

Natural gas throughput (000's Dths):
Residential	54,798	46,366	8,432	18%	46,366	46,020	346	1%
Commercial	26,382	23,434	2,948	13	23,434	23,345	89	—
Industrial	5,777	4,725	1,052	22	4,725	5,079	(354)	(7)
Other	48	38	10	26	38	37	1	3
Total retail sales	87,005	74,563	12,442	17	74,563	74,481	82	—
Wholesale sales	39,267	39,735	(468)	(1)	39,735	38,813	922	2
Total sales	126,272	114,298	11,974	10	114,298	113,294	1,004	1
Gas transportation service	102,198	92,136	10,062	11	92,136	83,610	8,526	10
Total natural gas throughput	228,470	206,434	22,036	11	206,434	196,904	9,530	5

Average number of retail customers (in thousands)	759	751	8	1%	751	742	9	1%
Average revenue per retail Dth sold	$6.89	$7.64	$(0.75)	(10)%	$7.64	$6.85	$0.79	12%
Average cost of natural gas per retail Dth sold	$4.02	$4.41	$(0.39)	(9)%	$4.41	$3.70	$0.71	19%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.69	$3.86	$(0.17)	(4)%	$3.86	$3.24	$0.62	19%

Heating degree days	6,843	5,788	1,055	18%	5,788	5,616	172	3%

For 2018 compared to 2017, regulated natural gas utility margin increased $11 million primarily due to:

(1)	An increase of $16 million from higher retail sales volumes due primarily to the impact of colder winter temperatures;

(2)	An increase of $2 million from higher natural gas transportation services; partially offset by

(3)	A decrease of $9 million from rate and non-weather-related usage factors, including the impact of a lower federal tax rate due to 2017 Tax Reform.

For 2017 compared to 2016, regulated natural gas utility margin increased $8 million due to:

(1)	higher DSM program revenue (offset in operations and maintenance expense) of $3 million;

(2)	higher retail sales volumes of $2 million from colder winter temperatures;

(3)	higher gas transportation throughput of $2 million and

(4)	higher average per-unit margin of $2 million.

Operating Expenses

MidAmerican Energy -

Operations and maintenance increased $12 million for 2018 compared to 2017 primarily due to higher wind-powered generation maintenance of $23 million from additional wind turbines, higher DSM program expense of $6 million and higher transmission operations costs from MISO of $4 million, both of which are recoverable in bill riders and offset in operating revenue, partially offset by lower electric distribution and transmission maintenance of $13 million primarily from tree-trimming and emergency outage work and lower fossil-fueled and nuclear generation maintenance expense of $8 million.

Operations and maintenance increased $91 million for 2017 compared to 2016 due to higher DSM program expense of $25 million and higher transmission operations costs from MISO of $6 million, both of which are recoverable in bill riders and offset in operating revenue, higher coal-fueled and nuclear generation maintenance of $22 million substantially due to the timing of coal-fueled generation outages, higher wind-powered generation maintenance of $18 million from additional wind turbines and higher electric distribution and transmission maintenance of $12 million due to tree trimming costs.

Depreciation and amortization increased $109 million for 2018 compared to 2017 primarily due to higher accruals for Iowa revenue sharing of $44 million and $67 million related to wind-powered generating facilities and other plant placed in-service.

Depreciation and amortization increased $21 million for 2017 compared to 2016 due to utility plant additions, including wind-powered generating facilities placed in-service in the second half of 2016 and accruals for Iowa regulatory arrangements of $15 million, partially offset by $31 million from lower depreciation rates implemented in December 2016.

Property and other taxes increased $6 million for 2018 compared to 2017 due to higher wind turbine property taxes and other real estate taxes.

Property and other taxes increased $7 million for 2017 compared to 2016 due to higher Iowa replacement taxes from higher sales volumes and higher wind turbine property taxes.

Other Income and (Expense)

MidAmerican Energy -

Interest expense increased $13 million for 2018 compared to 2017 primarily due to higher interest expense from the issuance of $700 million of first mortgage bonds in February 2018 and $150 million of variable rate, tax-exempt bonds in December 2017, partially offset by the redemption of $350 million of senior notes in March 2018.

Interest expense increased $18 million for 2017 compared to 2016 due to higher interest expense from the issuance of $850 million of first mortgage bonds in February 2017 and $30 million of variable rate tax-exempt bonds in December 2016, partially offset by the redemption of $250 million of 5.95% Senior Notes in February 2017. Refer to Note 8 of Notes to Financial Statements in Item 8 of this Form 10-K for further discussion of first mortgage bonds.

Allowance for borrowed and equity funds increased $17 million for 2018 compared to 2017 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities and wind turbine repowering projects.

Allowance for borrowed and equity funds increased $29 million for 2017 compared to 2016 primarily due to higher construction work-in-progress balances related to the construction of wind-powered generating facilities and the wind turbine repowering project.

Other, net decreased $7 million for 2018 compared to 2017 primarily due to lower returns on corporate-owned life insurance policies.

Other, net increased $8 million for 2017 compared to 2016 due to higher returns from corporate-owned life insurance policies and higher interest income from favorable cash positions, partially offset by a gain of $5 million in 2016 on the redemption of MidAmerican Energy's investments in auction rate securities.

MidAmerican Funding -

In addition to the fluctuations discussed above for MidAmerican Energy, MidAmerican Funding's other, net for 2017 reflects a pre-tax charge of $29 million from the early redemption of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029 and for 2016 reflects income of $2 million from a partnership's sale of a real estate investment.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $72 million for 2018 compared to 2017, and the effective tax rate was (60)% for 2018 and (43)% for 2017. The change in the effective tax rate was substantially due to the reduction in the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, an increase of $21 million in production tax credits and the effects of ratemaking.

MidAmerican Energy's income tax benefit increased $51 million for 2017 compared to 2016, and the effective tax rate was (43)% for 2017 and (32)% for 2016. The change in the effective tax rate was substantially due to an increase of $38 million in production tax credits and the effects of ratemaking, partially offset by the impact of the 2017 Tax Reform and higher pre-tax income.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a prescribed per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. Beginning in late 2014, some of MidAmerican Energy's wind-powered generating facilities surpassed the 10-year eligibility period and are no longer earning the credits. A credit per kilowatt hour of $0.024 for 2018 and 2017 and $0.023 for 2016 was applied to annual production, which resulted in $308 million, $287 million and $249 million, respectively, in production tax credits.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $60 million for 2018 compared to 2017, and the effective tax rate was (64)% for 2018 and (54)% for 2017. MidAmerican Funding's income tax benefit increased $63 million for 2017 compared to 2016, and the effective tax rate was (54)% for 2017 and (35)% for 2016. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy. Additionally, 2017 reflects an income tax benefit from a charge of $29 million for the early redemption of a portion of MidAmerican Funding's 6.927% Senior Bonds due 2029.

Liquidity and Capital Resources

As of December 31, 2018, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$—

Credit facilities, maturing 2019 and 2021(1)	1,305
Less:
Short-term debt	(240)
Tax-exempt bond support	(370)
Net credit facilities	695
MidAmerican Energy total net liquidity	$695

MidAmerican Funding:
MidAmerican Energy total net liquidity	$695
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2019	4
MidAmerican Funding total net liquidity	$700

(1)	As of December 31, 2018, MidAmerican Energy had a $400 million unsecured credit facility expiring November 2019, which it terminated in January 2019.

Operating Activities

MidAmerican Energy's net cash flows from operating activities were $1,508 million, $1,396 million and $1,403 million for 2018, 2017 and 2016, respectively. MidAmerican Funding's net cash flows from operating activities were $1,516 million, $1,380 million and $1,393 million for 2018, 2017 and 2016, respectively. Cash flows from operating activities increased for 2018 compared to 2017 primarily due to higher cash margins for MidAmerican Energy's regulated electric and natural gas businesses, higher income tax receipts and higher DSM cost recovery cash inflows. Cash flows from operating activities decreased for 2017 compared to 2016 primarily due to lower income tax receipts and higher interest payments, partially offset by higher cash margins for MidAmerican Energy's regulated electric business, including a reduction in fuel inventories.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities were $(2,310) million, $(1,776) million and $(1,605) million for 2018, 2017 and 2016, respectively. MidAmerican Funding's net cash flows from investing activities were $(2,310) million, $(1,779) million and $(1,604) million for 2018, 2017 and 2016, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and, in 2016, proceeds from the redemption of MidAmerican Energy's investments in auction rate securities. In 2018, proceeds from sales of other investments includes $15 million for the transfer of corporate aircraft to BHE, and other investment proceeds relates primarily to company-owned life insurance policies.

Financing Activities

MidAmerican Energy's net cash flows from financing activities were $576 million, $636 million and $123 million for 2018, 2017 and 2016, respectively. MidAmerican Funding's net cash flows from financing activities were $569 million, $654 million and $133 million for 2018, 2017 and 2016, respectively. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048. In March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018. In December 2017, the Iowa Finance Authority issued $150 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2047, the restricted proceeds of which were loaned to MidAmerican Energy for the purpose of constructing solid waste facilities. In February 2017, MidAmerican Energy issued $375 million of its 3.10% First Mortgage Bonds due May 2027 and $475 million of its 3.95% First Mortgage Bonds due August 2047. In February 2017, MidAmerican Energy redeemed in full through optional redemption its $250 million of 5.95% Senior Notes due July 2017. In December 2016, the Iowa Finance Authority issued $30 million of its variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2046, the proceeds of which were loaned to MidAmerican Energy for the purpose of constructing solid waste facilities. In September 2016, the Iowa Finance Authority issued $33 million of variable-rate, tax-exempt Pollution Control Facilities Refunding Revenue Bonds due September 2036, the proceeds of which were loaned to MidAmerican Energy to refinance, in September 2016, variable-rate tax-exempt pollution control refunding revenue bonds totaling $29 million due September 2016 and $4 million due March 2017, which were optionally redeemed in full. Through its commercial paper program, MidAmerican Energy received $240 million in 2018, made repayments totaling $99 million in 2017 and received $99 million in 2016.

In December 2017, MidAmerican Funding redeemed through a tender offer a portion of its 6.927% Senior Bonds. MidAmerican Funding made payments totaling $8 million in 2018 and received $133 million and $9 million in 2017 and 2016, respectively, through its note payable with BHE.

In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due April 2029 and $900 million of its 4.25% First Mortgage Bonds due July 2049. In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through July 31, 2020, commercial paper and bank notes aggregating $1.3 billion at interest rates not to exceed the applicable London Interbank Offered Rate ("LIBOR") plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2021 with a one-year extension option subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective registration statement with the SEC to issue an indeterminate amount of long-term debt securities through June 26, 2021. Additionally, MidAmerican Energy has authorization from the FERC to issue, through August 31, 2019, preferred stock up to an aggregate of $500 million and from the ICC to issue preferred stock up to an aggregate of $500 million through November 1, 2020.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2016	2017	2018	2019	2020	2021

Wind-powered generation development	$943	$657	$1,261	$1,378	$479	$7
Wind-powered generation repowering	67	514	422	168	236	576
Transmission Multi-Value Projects	119	21	50	2	—	—
Other	507	581	599	996	722	475
Total	$1,636	$1,773	$2,332	$2,544	$1,437	$1,058

MidAmerican Energy's historical and forecast capital expenditures include the following:

•
The construction of wind-powered generating facilities in Iowa. MidAmerican Energy placed in-service 817 MWs (nominal ratings) during 2018, 334 MWs (nominal ratings) during 2017 and 600 MWs (nominal ratings) during 2016. MidAmerican Energy currently has two wind-powered generation construction projects in progress under ratemaking principles approved by the IUB.

In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MWs (nominal ratings) of additional wind-powered generating facilities ("Wind XI"), including the additions in 2017 and 2018 and facilities expected to be placed in-service in 2019. Wind XI ratemaking principles established a cost cap of $3.6 billion, including AFUDC, and a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding. Additionally, the ratemaking principles modified the revenue sharing mechanism in effect prior to 2018. The revised sharing mechanism, which was effective for 2018, was triggered by MidAmerican Energy's actual equity return exceeding a weighted average return on equity of 10.7% for 2018. Pursuant to revenue sharing approved in the Wind XI order, MidAmerican Energy will share with customers 100% of the revenue in excess of this trigger, or $70 million for 2018. Such revenue sharing will reduce generation rate base, which is intended to mitigate future base rate increases.
In May 2018, MidAmerican Energy filed with the IUB an application for ratemaking principles related to the construction of up to 591 MWs (nominal ratings) of additional wind-powered generating facilities ("Wind XII") expected to be placed in-service by the end of 2020. The filing requested a cost cap of $922 million, including AFUDC, a fixed rate of return on equity of 11.25% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding, and no change to the Wind XI revenue sharing mechanism. In September 2018, MidAmerican Energy filed with the IUB a settlement agreement signed by a majority of the parties to the ratemaking principles proceeding for Wind XII. The settlement agreement, which was approved by the IUB in December 2018, retains the $922 million cost cap, establishes a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and provides that all Iowa retail energy benefits from Wind XII will reduce rate base and be excluded from the Iowa energy adjustment clause. Additionally, the settlement agreement modifies the Wind XI revenue sharing mechanism, effective January 1, 2019, such that revenue sharing will be triggered each year by actual equity returns above a threshold calculated annually or 11%, whichever is less, and MidAmerican Energy will share with customers 90% of the revenue in excess of the trigger, instead of 100% sharing. The threshold will be calculated each year-end and will be the weighted average of equity returns authorized via ratemaking principles for certain rate base and, for remaining rate base, interest rates on 30-year single A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%.
The cost caps established by the Wind XI and Wind XII ratemaking principles ensure that as long as total costs for each project are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

•
The repowering of the oldest of MidAmerican Energy's wind-powered generating facilities in Iowa. Internal Revenue Service ("IRS") rules provide for re-establishment of the production tax credit for an existing wind-powered generating facility upon the replacement of a significant portion of its components. If the degree of component replacement meets IRS guidelines, production tax credits are re-established for ten years at rates that depend upon the date in which construction begins. Repowered facilities placed in-service totaled 222 MWs and $203 million in 2018 and 414 MWs and $465 million in 2017. Under MidAmerican Energy's Iowa electric tariff, federal production tax credits related to facilities that were in-service prior to 2013 must be included in its Iowa energy adjustment clause. In August 2017, the IUB approved a tariff change that excludes from MidAmerican Energy's Iowa energy adjustment clause any future federal production tax credits related to these repowered facilities. The energy production from the repowered facilities placed in-service as of December 31, 2018, is expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service. Of the 1,615 MWs of current repowering projects not in-service as of December 31, 2018, 439 MWs are currently expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service, 769 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.

•
Transmission MVP investments. In 2012, MidAmerican Energy started the construction of four MISO-approved MVPs located in Iowa and Illinois. When complete, the four MVPs will have added approximately 250 miles of 345-kV transmission line to MidAmerican Energy's transmission system and will be owned and operated by MidAmerican Energy. As of December 31, 2018, 224 miles of these MVP transmission lines have been placed in-service.

•	Remaining expenditures primarily relate to routine operating projects for distribution, generation, transmission and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2018 (in millions):

	Payments Due By Periods
		2020-	2022-	2024 and
	2019	2021	2023	After	Total
MidAmerican Energy:
Long-term debt	$500	$2	$315	$4,611	$5,428
Interest payments on long-term debt(1) (2)	213	415	414	3,070	4,112
Coal, electricity and natural gas contract commitments(1)	270	227	108	66	671
Construction commitments(1)	1,299	28	50	—	1,377
Easements and operating leases(1)	27	58	60	1,078	1,223
Other commitments(1)	118	343	277	224	962
	2,427	1,073	1,224	9,049	13,773

MidAmerican Funding parent:
Long-term debt	—	—	—	239	239
Interest payments on long-term debt(1)	17	33	33	91	174
	17	33	33	330	413
Total contractual cash obligations	$2,444	$1,106	$1,257	$9,379	$14,186

(1)	Not reflected on the Consolidated Balance Sheets.

(2)
Includes interest payments for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2018 rates.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Capital Expenditures" section above) and asset retirement obligations beyond 2018 (Note 11), which have not been included in the above table because the amount or timing of the cash payments is not certain. Refer to Notes 8, 11 and 13 in Notes to Financial Statements in Item 8 of this Form 10-K for additional information.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further discussion regarding MidAmerican Energy's general regulatory framework and current regulatory matters.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018, as a result of Illinois not passing adequate legislation and Quad Cities Station not clearing the 2019-2020 PJM Interconnection, L.L.C. capacity auction. MidAmerican Energy expressed to Exelon Generation its desire for the continued operation of the facility through the end of its operating license in 2032 and worked with Exelon Generation on solutions to that end. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits ("ZEC's") and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the zero emission credits will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. For the nuclear assets already in rate base, MidAmerican Energy's customers will not be charged for the subsidy, and MidAmerican Energy will not receive additional revenue from the subsidy.

On February 14, 2017, two lawsuits were filed with the United States District Court for the Northern District of Illinois ("Northern District of Illinois") against the Illinois Power Agency alleging that the state's zero emission credit program violates certain provisions of the United States Constitution. Both complaints argue that the Illinois zero emission credit program will distort the FERC's energy and capacity market auction system of setting wholesale prices. As majority owner and operator of Quad Cities Station, Exelon Generation intervened and filed motions to dismiss in both lawsuits. On July 14, 2017, the Northern District of Illinois granted the motions to dismiss. On July 17, 2017, the plaintiffs filed appeals with the United States Court of Appeals for the Seventh Circuit ("Seventh Circuit"). On May 29, 2018, the United States Department of Justice and the FERC filed an amicus brief arguing federal rules do not preempt Illinois' ZEC program. On September 13, 2018, the Seventh Circuit upheld the Northern District of Illinois' ruling concluding that Illinois' ZEC program does not violate the Federal Power Act, and is thus, constitutional. On January 7, 2019, plaintiffs filed a petition seeking review of the case by the United States Supreme Court.

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

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. All such laws and regulations are subject to a range of interpretation, which may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and financial results. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations.

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2018, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the three recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's first mortgage bonds.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2018, MidAmerican Energy would have been required to post $106 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI"). Total regulatory assets were $273 million and total regulatory liabilities were $1,620 million as of December 31, 2018. Refer to Note 5 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

Income Taxes

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory commissions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on its consolidated financial results. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding income taxes.

It is probable that MidAmerican Energy will pass income tax benefits and expenses related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to its customers. As of December 31, 2018, these amounts were recognized as a net regulatory liability of $626 million and will be included in regulated rates when the associated temporary differences reverse.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2018, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2018. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy Inc. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2018, MidAmerican Energy recognized a net liability totaling $87 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2018, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets totaled $62 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 10 of Notes to Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2018.

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

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%
Effect on December 31, 2018 Benefit Obligations:
Discount rate	$(34)	$37	$(9)	$10

Effect on 2018 Periodic Cost:
Discount rate	2	(2)	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan.

Revenue Recognition - Unbilled Revenue

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $88 million as of December 31, 2018. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month, and billed revenue is recorded based on the subsequent meter readings.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

MidAmerican Energy's Balance Sheets include assets and liabilities with fair values that are subject to market risks. MidAmerican Energy's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which it transacts. The following discussion addresses the significant market risks associated with MidAmerican Energy's business activities. MidAmerican Energy has established guidelines for credit risk management. Refer to Note 2 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's contracts accounted for as derivatives.

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

Interest Rate Risk

MidAmerican Energy and MidAmerican Funding are exposed to interest rate risk on their outstanding variable-rate short- and long-term debt and future debt issuances. MidAmerican Energy and MidAmerican Funding manage interest rate risk by limiting their exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, the fixed-rate long-term debt does not expose MidAmerican Energy or MidAmerican Funding to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if MidAmerican Energy or MidAmerican Funding were to reacquire all or a portion of these instruments prior to their maturity. MidAmerican Energy or MidAmerican Funding may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate their exposure to interest rate risk. The nature and amount of their short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 7, 8 and 12 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-K for additional discussion of MidAmerican Energy's and MidAmerican Funding's short- and long-term debt.

As of December 31, 2018 and 2017, MidAmerican Energy had short- and long-term variable-rate obligations totaling $610 million and $370 million, respectively, that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2018, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2018 and 2017.

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

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2018, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.	Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MidAmerican Energy Company ("MidAmerican Energy") as of December 31, 2018 and 2017, the related statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MidAmerican Energy as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 22, 2019

We have served as MidAmerican Energy's auditor since 1999.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$—	$172
Accounts receivable, net	367	344
Income taxes receivable	—	51
Inventories	204	245
Other current assets	90	134
Total current assets	661	946

Property, plant and equipment, net	16,159	14,207
Regulatory assets	273	204
Investments and restricted investments	708	728
Other assets	119	233

Total assets	$17,920	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2018	2017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$575	$452
Accrued interest	53	48
Accrued property, income and other taxes	300	132
Short-term debt	240	—
Current portion of long-term debt	500	350
Other current liabilities	122	128
Total current liabilities	1,790	1,110

Long-term debt	4,881	4,692
Regulatory liabilities	1,620	1,661
Deferred income taxes	2,322	2,237
Asset retirement obligations	552	528
Other long-term liabilities	309	326
Total liabilities	11,474	10,554

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	5,885	5,203
Total shareholder's equity	6,446	5,764

Total liabilities and shareholder's equity	$17,920	$16,318

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$2,283	$2,108	$1,985
Regulated natural gas and other	766	729	640
Total operating revenue	3,049	2,837	2,625

Operating expenses:
Cost of fuel and energy	487	434	409
Cost of natural gas purchased for resale and other	466	442	367
Operations and maintenance	811	799	708
Depreciation and amortization	609	500	479
Property and other taxes	125	119	112
Total operating expenses	2,498	2,294	2,075

Operating income	551	543	550

Other income (expense):
Interest expense	(227)	(214)	(196)
Allowance for borrowed funds	20	15	8
Allowance for equity funds	53	41	19
Other, net	30	37	29
Total other income (expense)	(124)	(121)	(140)

Income before income tax benefit	427	422	410
Income tax benefit	(255)	(183)	(132)

Net income	$682	$605	$542

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$682	$605	$542

Other comprehensive income, net of tax:
Unrealized gains on marketable securities, net of tax of $-, $- and $1	—	—	3

Comprehensive income	$682	$605	$545

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholder's
	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2015	$—	$561	$4,174	$(30)	$4,705
Net income	—	—	542	—	542
Other comprehensive income	—	—	—	3	3
Dividend of unregulated retail services business	—	—	(117)	27	(90)
Balance, December 31, 2016	—	561	4,599	—	5,160
Net income	—	—	605	—	605
Other equity transactions	—	—	(1)	—	(1)
Balance, December 31, 2017	—	561	5,203	—	5,764
Net income	—	—	682	—	682
Balance, December 31, 2018	$—	$561	$5,885	$—	$6,446

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$682	$605	$542
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	609	500	479
Amortization of utility plant to other operating expenses	34	34	37
Allowance for equity funds	(53)	(41)	(19)
Deferred income taxes and amortization of investment tax credits	33	332	361
Other, net	13	(15)	(62)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(25)	(60)	(60)
Inventories	41	19	(27)
Derivative collateral, net	(1)	2	5
Contributions to pension and other postretirement benefit plans, net	(13)	(11)	(6)
Accrued property, income and other taxes, net	218	(41)	107
Accounts payable and other liabilities	(30)	72	46
Net cash flows from operating activities	1,508	1,396	1,403

Cash flows from investing activities:
Capital expenditures	(2,332)	(1,773)	(1,636)
Purchases of marketable securities	(263)	(143)	(138)
Proceeds from sales of marketable securities	223	137	158
Proceeds from sales of other investments	17	2	—
Other investment proceeds	15	1	—
Other, net	30	—	11
Net cash flows from investing activities	(2,310)	(1,776)	(1,605)

Cash flows from financing activities:
Proceeds from long-term debt	687	990	62
Repayments of long-term debt	(350)	(255)	(38)
Net proceeds from (repayments of) short-term debt	240	(99)	99
Other, net	(1)	—	—
Net cash flows from financing activities	576	636	123

Net change in cash and cash equivalents and restricted cash and cash equivalents	(226)	256	(79)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	282	26	105
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$56	$282	$26

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)	Organization and Operations

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

Cash Equivalents and Restricted Cash and Cash Equivalents and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents is comprised of funds restricted for the purpose of constructing solid waste facilities under tax exempt bond agreements. Restricted amounts are included in other current assets and investments and restricted investments on the Balance Sheets.

Investments

Fixed Maturity Securities

MidAmerican Energy's management determines the appropriate classification of investments in fixed maturity securities at the acquisition date and reevaluates the classification at each balance sheet date. Investments that management does not intend to use or is restricted from using in current operations are presented as noncurrent on the Balance Sheets.

Available-for-sale investments are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. Realized and unrealized gains and losses on fixed maturity securities in a trust related to the decommissioning of the Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") are recorded as a net regulatory liability because MidAmerican Energy expects to recover costs for these activities through regulated rates. Trading investments are carried at fair value with changes in fair value recognized in earnings. Held-to-maturity securities are carried at amortized cost, reflecting the ability and intent to hold the securities to maturity. The difference between the original cost and maturity value of a fixed maturity security is amortized to earnings using the interest method.

Investments gains and losses arise when investments are sold (as determined on a specific identification basis) or are other-than-temporarily impaired with respect to securities classified as available-for-sale. If the value of a fixed maturity investment declines to below amortized cost and the decline is deemed other than temporary, the amortized cost of the investment is reduced to fair value, with a corresponding charge to earnings. Any resulting impairment loss is recognized in earnings if MidAmerican Energy intends to sell, or expects to be required to sell, the debt security before its amortized cost is recovered. If MidAmerican Energy does not expect to ultimately recover the amortized cost basis even if it does not intend to sell the security, the credit loss component is recognized in earnings and any difference between fair value and the amortized cost basis, net of the credit loss, is reflected in other comprehensive income (loss) ("OCI"). For regulated investments, any impairment charge is offset by the establishment of a regulatory asset to the extent recovery in regulated rates is probable.

Equity Securities

All changes in fair value of equity securities in a trust related to the decommissioning of nuclear generation assets are recorded as a net regulatory liability since MidAmerican Energy expects to recover costs for these activities through regulated rates.

Allowance for Doubtful Accounts

Receivables are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on MidAmerican Energy's assessment of the collectibility of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. As of December 31, 2018 and 2017, the allowance for doubtful accounts totaled $7 million and is included in receivables, net on the Balance Sheets.

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

Inventories

Inventories consist mainly of coal stocks, totaling $51 million and $117 million as of December 31, 2018 and 2017, respectively, materials and supplies, totaling $124 million and $100 million as of December 31, 2018 and 2017, respectively, and natural gas in storage, totaling $24 million as of December 31, 2018 and 2017. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $14 million and $22 million higher as of December 31, 2018 and 2017, respectively.

Utility Plant, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC") and equity AFUDC. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds and retail energy benefits associated with certain wind-powered generation. Amounts expensed under this arrangement are included as a component of depreciation and amortization.

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

Revenue Recognition

MidAmerican Energy uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which MidAmerican Energy expects to be entitled in exchange for those goods and services. MidAmerican Energy records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Statements of Operations.

A majority of MidAmerican Energy's energy revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification ("ASC") 840, "Leases" and amounts not considered Customer Revenue within ASC 606.

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2018 and 2017, unbilled revenue was $88 million and $89 million, respectively, and is included in receivables, net on the Balance Sheets.

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

All of MidAmerican Energy's regulated retail electric and natural gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management and certain transmission costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and natural gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders are charged to expense in the same year the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in receivables at December 31, 2018 and 2017, was $56 million and $72 million, respectively.

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and issuance costs incurred for the issuance of long-term debt are amortized over the term of the related financing using the effective interest method.

Income Taxes

Berkshire Hathaway includes MidAmerican Funding and MidAmerican Energy in its consolidated United States federal and Iowa state income tax returns. MidAmerican Funding's and MidAmerican Energy's provisions for income taxes have been computed on a stand-alone basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property-related basis differences and other various differences that MidAmerican Energy deems probable to be passed on to its customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory commissions.

In determining MidAmerican Funding's and MidAmerican Energy's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by MidAmerican Energy's various regulatory commissions. MidAmerican Funding's and MidAmerican Energy's income tax returns are subject to continuous examinations by federal, state and local tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. MidAmerican Funding and MidAmerican Energy recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of their federal, state and local income tax examinations is uncertain, each company believes it has made adequate provisions for its income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on its consolidated financial results. MidAmerican Funding's and MidAmerican Energy's unrecognized tax benefits are primarily included in taxes accrued and other long-term liabilities on their respective Consolidated Balance Sheets. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

New Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-14, which amends FASB Accounting Standards Codification ("ASC") Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this guidance remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures and add disclosure requirements identified as relevant. The updated disclosure requirements make a number of changes to improve the effectiveness of disclosures in the notes to the financial statements. This guidance is effective for annual reporting periods ending after December 15, 2020, with early adoption permitted, and is required to be adopted retrospectively. MidAmerican Energy elected to early adopt ASU No. 2018-14 for period ending December 31, 2018. The adoption did not have a material impact on MidAmerican Energy's Financial Statements and disclosures included within Notes to Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. MidAmerican Energy adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, for the years ended December 31, 2017 and 2016, amounts other than the service cost for pension and other postretirement benefit plans totaling $20 million and $15 million, respectively, have been reclassified to Other, net in the Statements of Operations of participating subsidiaries, of which $18 million and $15 million, respectively, relates to MidAmerican Energy.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption did not have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption did not have a material impact on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases," ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption and ASU No. 2018-20 that provides targeted improvements to lessor accounting, such as the handling of sales and other similar taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. MidAmerican Energy adopted this guidance effective January 1, 2019, for all contracts currently in-effect. MidAmerican Energy is finalizing its implementation efforts relative to the new guidance and currently does not believe the adoption of the new guidance will have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In January 2016, the FASB issued ASU No. 2016-01, which amends FASB ASC Subtopic 825-10, "Financial Instruments - Overall." The amendments in this guidance address certain aspects of recognition, measurement, presentation and disclosure of financial instruments including a requirement that all investments in equity securities that do not qualify for equity method accounting or result in consolidation of the investee be measured at fair value with changes in fair value recognized in net income. MidAmerican Energy adopted this guidance effective January 1, 2018, and the adoption did not have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2018	2017

Utility plant in service:
Generation	20-70 years	$13,727	$12,107
Transmission	52-75 years	1,934	1,838
Electric distribution	20-75 years	3,672	3,380
Natural gas distribution	29-75 years	1,726	1,640
Utility plant in service		21,059	18,965
Accumulated depreciation and amortization		(5,941)	(5,561)
Utility plant in service, net		15,118	13,404
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		15,124	13,410
Construction work-in-progress		1,035	797
Property, plant and equipment, net		$16,159	$14,207

Nonregulated property includes land, computer software and other assets not recoverable for regulated utility purposes.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2018	2017	2016

Electric	2.9%	2.6%	2.8%
Natural gas	2.8%	2.7%	2.9%

During the fourth quarter of 2016, MidAmerican Energy revised its electric and natural gas depreciation rates based on the results of a new depreciation study, the most significant impact of which was longer estimated useful lives for certain wind-powered generating facilities. The effect of this change was to reduce depreciation and amortization expense by $3 million in 2016 and $34 million annually based on depreciable plant balances at the time of the change.

(4)    Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, MidAmerican Energy, as a tenant in common, has undivided interests in jointly owned generation and transmission facilities. MidAmerican Energy accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating expenses on the Statements of Operations include MidAmerican Energy's share of the expenses of these facilities.

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2018 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88%	$822	$443	$8
Quad Cities Unit Nos. 1 & 2(1)	25	723	407	10
Walter Scott, Jr. Unit No. 3	79	641	304	2
Walter Scott, Jr. Unit No. 4(2)	60	454	167	1
George Neal Unit No. 4	41	310	164	2
Ottumwa Unit No. 1	52	630	209	6
George Neal Unit No. 3	72	442	196	3
Transmission facilities	Various	257	92	—
Total		$4,279	$1,982	$32

(1)	Includes amounts related to nuclear fuel.

(2)	Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $319 million and $88 million, respectively.

(5)	Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2018	2017

Asset retirement obligations(1)	12 years	$160	$133
Employee benefit plans(2)	14 years	62	38
Unrealized loss on regulated derivative contracts	1 year	19	6
Other	Various	32	27
Total		$273	$204

(1)	Amount predominantly relates to asset retirement obligations for fossil-fueled and wind-powered generating facilities. Refer to Note 11 for a discussion of asset retirement obligations.

(2)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

MidAmerican Energy had regulatory assets not earning a return on investment of $269 million and $200 million as of December 31, 2018 and 2017, respectively.

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Average
	Remaining Life	2018	2017

Cost of removal accrual(1)	29 years	$708	$688
Deferred income taxes(2)	29 years	626	681
Asset retirement obligations(3)	34 years	160	173
Employee benefit plans(4)	N/A	—	41
Pre-funded AFUDC on transmission MVPs(5)	54 years	36	35
Iowa electric revenue sharing accrual(6)	1 year	70	26
Other	Various	20	17
Total		$1,620	$1,661

(1)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)
Amounts primarily represent income tax liabilities primarily related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. See Note 9 for further discussion of 2017 Tax Reform impacts.

(3)	Amount predominantly represents the excess of nuclear decommission trust assets over the related asset retirement obligation. Refer to Note 11 for a discussion of asset retirement obligations.

(4)	Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.

(5)	Represents AFUDC accrued on transmission MVPs that is deducted from rate base as a result of the inclusion of related construction work-in-progress in rate base.

(6)	Represents current-year accruals under a regulatory arrangement in Iowa in which equity returns exceeding specified thresholds reduce utility plant upon final determination.

(6)	Investments and Restricted Investments

Investments and restricted investments consists of the following amounts as of December 31 (in millions):

	2018	2017

Nuclear decommissioning trust	$504	$515
Rabbi trusts	191	198
Other	13	15
Total	$708	$728

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. The debt and equity securities in the trust are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which is currently licensed for operation until December 2032. As of December 31, 2018 and 2017, the fair value of the trust's funds was invested as follows: 51% and 56%, respectively, in domestic common equity securities, 37% and 34%, respectively, in United States government securities, 9% and 7%, respectively, in domestic corporate debt securities and 3% and 3%, respectively, in other securities.

Rabbi trusts primarily hold corporate-owned life insurance on certain current and former key executives and directors. The Rabbi trusts were established to hold investments used to fund the obligations of various nonqualified executive and director compensation plans and to pay the costs of the trusts. The amount represents the cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value. Changes in the cash surrender value of the policies are reflected in other income (expense) - other, net on the Statements of Operation.

(7)    Short-Term Debt and Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. MidAmerican Energy has a $900 million unsecured credit facility expiring June 2021 with a one-year extension option subject to lender consent. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. In addition, MidAmerican Energy has a $5 million unsecured credit facility, which expires in June 2019 and has a variable interest rate based on the Eurodollar rate plus a spread. As of December 31, 2018, MidAmerican Energy had a $400 million unsecured credit facility expiring November 2019, which was terminated in January 2019. As of December 31, 2018, the weighted average interest rate on commercial paper borrowings outstanding was 2.49%. The $900 million credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2018, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.3 billion through July 31, 2020.

The following table summarizes MidAmerican Energy's availability under its two unsecured revolving credit facilities as of December 31 (in millions):

	2018	2017

Credit facilities	$1,305	$905
Less:
Short-term debt outstanding	(240)	—
Variable-rate tax-exempt bond support	(370)	(370)
Net credit facilities	$695	$535

(8)	Long-Term Debt

MidAmerican Energy's long-term debt consists of the following, including amounts maturing within one year and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017

First mortgage bonds:
2.40%, due 2019	$500	$500	$499
3.70%, due 2023	250	249	248
3.50%, due 2024	500	500	501
3.10%, due 2027	375	372	372
4.80%, due 2043	350	346	346
4.40%, due 2044	400	395	394
4.25%, due 2046	450	445	445
3.95%, due 2047	475	470	470
3.65%, due 2048	700	688	—
Notes:
5.3% Series, due 2018	—	—	350
6.75% Series, due 2031	400	396	396
5.75% Series, due 2035	300	298	298
5.8% Series, due 2036	350	347	347
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	6	5	6
Variable-rate tax-exempt bond obligation series: (weighted average interest rate- 2018-1.74%, 2017-1.91%):
Due 2023, issued in 1993	7	7	7
Due 2023, issued in 2008	57	57	57
Due 2024	35	35	35
Due 2025	13	13	13
Due 2036	33	33	33
Due 2038	45	45	45
Due 2046	30	29	29
Due 2047	150	149	149
Capital lease obligations - 4.16%, due through 2020	2	2	2
Total	$5,428	$5,381	$5,042

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2019, and thereafter, excluding unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

2019	$500
2020	2
2021	—
2022	—
2023	315
2024 and thereafter	4,611

In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due April 2029 and $900 million of its 4.25% First Mortgage Bonds due July 2049. In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest.

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2018, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $18 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt bond obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2018 and 2017. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues. Additionally, MidAmerican Energy's obligations associated with the $30 million and $150 million variable rate, tax-exempt bond obligations due 2046 and 2047, respectively, are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended. Proceeds of the $150 million of variable-rate, tax-exempt Solid Waste Facilities Revenue Bonds due December 2047 are restricted for the purpose of constructing solid waste facilities. As of December 31, 2018, $56 million of the restricted proceeds remain and are reflected in other current assets on the Balance Sheet.

As of December 31, 2018, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2018, MidAmerican Energy's common equity ratio was 53% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $2.5 billion as of December 31, 2018, without falling below 42%.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. On December 31, 2017, MidAmerican Energy recorded the impacts of 2017 Tax Reform and believed all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Energy determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Energy believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, MidAmerican Energy recorded a current tax benefit of $27 million and a deferred tax expense of $28 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform, MidAmerican Energy reduced the associated deferred income tax liabilities $12 million and increased regulatory liabilities by the same amount.

MidAmerican Energy's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2018	2017	2016
Current:
Federal	$(276)	$(490)	$(479)
State	(12)	(25)	(14)
	(288)	(515)	(493)
Deferred:
Federal	42	335	366
State	(8)	(2)	(4)
	34	333	362

Investment tax credits	(1)	(1)	(1)
Total	$(255)	$(183)	$(132)

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

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
Income tax credits	(73)	(68)	(61)
State income tax, net of federal income tax benefit	(4)	(4)	(3)
Effects of ratemaking	(5)	(7)	(3)
2017 Tax Reform	1	2	—
Other, net	—	(1)	—
Effective income tax rate	(60)%	(43)%	(32)%

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

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017
Deferred income tax assets:
Regulatory liabilities	$405	$443
Asset retirement obligations	164	160
Employee benefits	47	45
Other	80	57
Total deferred income tax assets	696	705

Deferred income tax liabilities:
Depreciable property	(2,945)	(2,865)
Regulatory assets	(61)	(42)
Other	(12)	(35)
Total deferred income tax liabilities	(3,018)	(2,942)

Net deferred income tax liability	$(2,322)	$(2,237)

As of December 31, 2018, MidAmerican Energy has available $44 million of state tax carryforwards, principally related to $655 million of net operating losses, that expire at various intervals between 2019 and 2037.

The United States Internal Revenue Service has closed its examination of MidAmerican Energy's income tax returns through December 31, 2011. The statute of limitations for MidAmerican Energy's state income tax returns have expired through December 31, 2009, with the exception of Iowa and Illinois, for which the statute of limitations have expired through December 31, 2014, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$12	$10
Additions based on tax positions related to the current year	4	1
Additions for tax positions of prior years	47	23
Reductions based on tax positions related to the current year	(4)	(4)
Reductions for tax positions of prior years	(48)	(19)
Interest and penalties	(1)	1
Ending balance	$10	$12

As of December 31, 2018, MidAmerican Energy had unrecognized tax benefits totaling $29 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy's effective income tax rate.

(10)	Employee Benefit Plans

Defined Benefit Plan

MidAmerican Energy sponsors a noncontributory defined benefit pension plan covering a majority of all employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy, Inc. Benefit obligations under the plan are based on a cash balance arrangement for salaried employees and most union employees and final average pay formulas for other union employees. MidAmerican Energy also maintains noncontributory, nonqualified defined benefit supplemental executive retirement plans ("SERP") for certain active and retired participants. In 2018, the defined benefit pension plan recorded a settlement gain of $1 million for previously unrecognized gains as a result of excess lump sum distributions over the defined threshold for the year ended December 31, 2018.

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

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2018, 2017 and 2016, MidAmerican Energy's share of the pension net periodic benefit (credit) cost was $(9) million, $(6) million and $(2) million, respectively. MidAmerican Energy's share of the other postretirement net periodic benefit (credit) cost in 2018, 2017 and 2016 totaled $(2) million, $(1) million and $(1) million, respectively.
Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016

Service cost	$9	$9	$10	$5	$5	$5
Interest cost	28	31	34	8	9	10
Expected return on plan assets	(44)	(44)	(44)	(13)	(14)	(13)
Settlement	(1)	—	—	—	—	—
Net amortization	2	2	2	(4)	(4)	(4)
Net periodic benefit (credit) cost	$(6)	$(2)	$2	$(4)	$(4)	$(2)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Plan assets at fair value, beginning of year	$745	$684	$277	$252
Employer contributions	7	7	1	1
Participant contributions	—	—	1	1
Actual return on plan assets	(39)	114	(17)	36
Settlement	(37)	—	—	—
Benefits paid	(32)	(60)	(15)	(13)
Plan assets at fair value, end of year	$644	$745	$247	$277

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Benefit obligation, beginning of year	$799	$773	$246	$233
Service cost	9	9	5	5
Interest cost	28	31	8	9
Participant contributions	—	—	1	1
Actuarial (gain) loss	(33)	46	(3)	11
Plan amendments	2	—	—	—
Settlement	(37)	—	—	—
Benefits paid	(32)	(60)	(15)	(13)
Benefit obligation, end of year	$736	$799	$242	$246
Accumulated benefit obligation, end of year	$733	$790

The funded status of the plans and the amounts recognized on the Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Plan assets at fair value, end of year	$644	$745	$247	$277
Less - Benefit obligation, end of year	736	799	242	246
Funded status	$(92)	$(54)	$5	$31

Amounts recognized on the Balance Sheets:
Other assets	$17	$66	$5	$31
Other current liabilities	(7)	(8)	—	—
Other liabilities	(102)	(112)	—	—
Amounts recognized	$(92)	$(54)	$5	$31

The SERP has no plan assets; however, MidAmerican Energy and BHE have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in MidAmerican Energy's Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $116 million and $118 million as of December 31, 2018 and 2017. These assets are not included in the plan assets in the above table, but are reflected in investments and restricted investments on the Balance Sheets. The accumulated benefit obligation and projected benefit obligation for the SERP was $109 million and $109 million for 2018 and $118 million and $120 million for 2017, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2018	2017	2018	2017

Net loss (gain)	$40	$(11)	$48	$23
Prior service cost (credit)	1	1	(20)	(25)
Total	$41	$(10)	$28	$(2)

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

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2018 and 2017 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2016	$22	$(12)	$6	$16
Net loss (gain) arising during the year	4	(29)	1	(24)
Net amortization	(2)	—	—	(2)
Total	2	(29)	1	(26)
Balance, December 31, 2017	24	(41)	7	(10)
Net loss arising during the year	2	41	9	52
Net amortization	(2)	—	—	(2)
Settlement	1	—	—	1
Total	1	41	9	51
Balance, December 31, 2018	$25	$—	$16	$41

	Regulatory Asset	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2016	$18	$(13)	$5
Net gain arising during the year	(7)	(4)	(11)
Net amortization	3	1	4
Total	(4)	(3)	(7)
Balance, December 31, 2017	14	(16)	(2)
Net loss arising during the year	20	6	26
Net amortization	3	1	4
Total	23	7	30
Balance, December 31, 2018	$37	$(9)	$28

Actuarial losses for 2018 impacting the December 31, 2018 funded status for the pension and other postretirement plans are due to lower than assumed actual return on plan assets, offset by an increase in the discount rate assumptions from that assumed at December 31, 2017.

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2018	2017	2016	2018	2017	2016
Benefit obligations as of December 31:
Discount rate	4.25%	3.60%	4.10%	4.15%	3.50%	3.90%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A
Interest crediting rates for cash balance plan
2016	N/A	N/A	1.18%	N/A	N/A	N/A
2017	N/A	1.44%	1.44%	N/A	N/A	N/A
2018	2.26%	2.26%	1.44%	N/A	N/A	N/A
2019	3.40%	2.26%	2.10%	N/A	N/A	N/A
2020	3.40%	1.60%	2.10%	N/A	N/A	N/A
2021 and beyond	3.40%	1.60%	2.10%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	3.60%	4.10%	4.50%	3.50%	3.90%	4.25%
Expected return on plan assets(1)	6.50%	6.75%	7.00%	6.25%	6.50%	6.75%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A
Interest crediting rates for cash balance plan	2.26%	1.44%	1.18%	N/A	N/A	N/A

(1)	Amounts reflected are pre-tax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 4.13% for 2018, and 4.81% for 2017, and 5.00% for 2016.

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2018	2017
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	6.80%	7.10%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $1 million, respectively, during 2019. Funding to MidAmerican Energy's pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy's funding policy for its other postretirement benefit plan is to generally contribute amounts consistent with its rate regulatory arrangements.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2019 through 2023 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2019	$61	$19
2020	62	21
2021	61	22
2022	60	22
2023	58	22
2024-2028	262	102

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

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2018:

	Pension	Other Postretirement
	%	%
Debt securities(1)	20-50	25-45
Equity securities(1)	60-80	45-80
Real estate funds	2-8	—
Other	0-3	0-5

(1)	For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Cash equivalents	$—	$20	$—	$20
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	63	—	63
Municipal obligations	—	6	—	6
Agency, asset and mortgage-backed obligations	—	37	—	37
Equity securities:
United States companies	111	—	—	111
International companies	35	—	—	35
Investment funds(2)	65	—	—	65
Total assets in the hierarchy	$217	$126	$—	—
Investment funds(2) measured at net asset value				260
Real estate funds measured at net asset value				41
Total assets measured at fair value				$644

As of December 31, 2017:
Cash equivalents	$—	$17	$—	$17
Debt securities:
United States government obligations	21	—	—	21
Corporate obligations	—	59	—	59
Municipal obligations	—	7	—	7
Agency, asset and mortgage-backed obligations	—	33	—	33
Equity securities:
United States companies	137	—	—	137
International companies	44	—	—	44
Investment funds(2)	74	—	—	74
Total assets in the hierarchy	$276	$116	$—	392
Investment funds(2) measured at net asset value				315
Real estate funds measured at net asset value				38
Total assets measured at fair value				$745

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 65% and 35%, respectively, for 2018 and 69% and 31%, respectively, for 2017. Additionally, these funds are invested in United States and international securities of approximately 74% and 26%, respectively, for 2018 and 72% and 28%, respectively, for 2017.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Cash equivalents	$5	$—	$—	$5
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	12	—	12
Municipal obligations	—	43	—	43
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	73	—	—	73
Investment funds(2)	96	—	—	96
Total assets measured at fair value	$180	$67	$—	$247

As of December 31, 2017:
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	5	—	—	5
Corporate obligations	—	14	—	14
Municipal obligations	—	44	—	44
Agency, asset and mortgage-backed obligations	—	12	—	12
Equity securities:
United States companies	84	—	—	84
Investment funds(2)	112	—	—	112
Total assets measured at fair value	$207	$70	$—	$277

(1)	Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.

(2)
Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 78% and 22%, respectively, for 2018 and 81% and 19%, respectively, for 2017. Additionally, these funds are invested in United States and international securities of approximately 41% and 59%, respectively, for 2018 and 42% and 58%, respectively, for 2017.

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

Defined Contribution Plan

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. Certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans. MidAmerican Energy's contributions to the plan were $22 million, $20 million, and $20 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $708 million and $688 million as of December 31, 2018 and 2017, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31 (in millions):

	2018	2017

Quad Cities Station	$345	$342
Fossil-fueled generating facilities	93	113
Wind-powered generating facilities	123	103
Other	1	1
Total asset retirement obligations	$562	$559

Quad Cities Station nuclear decommissioning trust funds(1)	$504	$515

(1)	Refer to Note 6 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$559	$567
Change in estimated costs	(10)	(14)
Additions	17	8
Retirements	(28)	(26)
Accretion	24	24
Ending balance	$562	$559

Reflected as:
Other current liabilities	$10	$31
Asset retirement obligations	552	528
	$562	$559

The changes in estimated costs relate primarily to the Quad Cities Station due to a change in the inflation rate and, for 2017, a new decommissioning study conducted by the operator of Quad Cities Station that changed the estimated amount and timing of cash flows.

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

(12)	Fair Value Measurements

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

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$—	$4	$2	$(3)	$3
Money market mutual funds(2)	2	—	—	—	2
Debt securities:
United States government obligations	187	—	—	—	187
International government obligations	—	4	—	—	4
Corporate obligations	—	46	—	—	46
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	256	—	—	—	256
International companies	6	—	—	—	6
Investment funds	10	—	—	—	10
	$461	$57	$2	$(3)	$517
Liabilities:
Commodity derivatives	$—	$(4)	$(2)	$3	$(3)
Interest rate derivatives(3)	—	(19)	—	—	(19)
	$—	$(23)	$(2)	$3	$(22)

As of December 31, 2017
Assets:
Commodity derivatives	$—	$3	$4	$(2)	$5
Money market mutual funds(2)	133	—	—	—	133
Debt securities:
United States government obligations	176	—	—	—	176
International government obligations	—	5	—	—	5
Corporate obligations	—	36	—	—	36
Municipal obligations	—	2	—	—	2
Equity securities:
United States companies	288	—	—	—	288
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$619	$46	$4	$(2)	$667

Liabilities - commodity derivatives	$—	$(9)	$(1)	$2	$(8)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million as of December 31, 2018 and 2017.

(2)	Amounts are included in cash and cash equivalents and investments and restricted cash and investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

(3)	The interest rate derivatives are interest rate locks related to MidAmerican Energy's January 2019 issuance of first mortgage bonds, at which time the interest rate locks were settled for $22 million.

MidAmerican Energy's investments in money market mutual funds and debt and equity securities are stated at fair value, with debt securities primarily accounted for as available-for-sale securities. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics.

The following table reconciles the beginning and ending balances of MidAmerican Energy's assets measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Auction Rate Securities
	2018	2017	2016	2018	2017	2016

Beginning balance	$3	$(2)	$(6)	$—	$—	$26
Transfer to affiliate(1)	—	—	(4)	—	—	—
Changes included in earnings	—	—	—	—	—	5
Changes in fair value recognized in OCI	—	—	—	—	—	4
Changes in fair value recognized in net regulatory assets	(3)	2	(6)	—	—	—
Redemptions	—	—	—	—	—	(35)
Settlements	—	3	14	—	—	—
Ending balance	$—	$3	$(2)	$—	$—	$—

(1)	On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE.
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

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,381	$5,646	$5,042	$5,686

(13)	Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2018, are as follows (in millions):

						2024 and
	2019	2020	2021	2022	2023	Thereafter	Total
Contract type:
Coal and natural gas for generation	$96	$21	$17	$13	$5	$—	$152
Electric capacity and transmission	29	28	26	15	7	36	141
Natural gas contracts for gas operations	145	76	59	45	23	30	378
Construction commitments	1,299	28	50	—	—	—	1,377
Easements and operating leases	27	29	29	30	30	1,078	1,223
Maintenance and services contracts	118	196	147	143	134	224	962
	$1,714	$378	$328	$246	$199	$1,368	$4,233

Coal, Natural Gas, Electric Capacity and Transmission Commitments

MidAmerican Energy has coal supply and related transportation and lime contracts for its coal-fueled generating facilities. MidAmerican Energy expects to supplement the coal contracts with additional contracts and spot market purchases to fulfill its future coal supply needs. Additionally, MidAmerican Energy has a natural gas transportation contract for a natural gas-fueled generating facility. The contracts have minimum payment commitments ranging through 2023.

MidAmerican Energy has various natural gas supply and transportation contracts for its regulated natural gas operations that have minimum payment commitments ranging through 2037.

MidAmerican Energy has contracts to purchase electric capacity that have minimum payment commitments ranging through 2028. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines with minimum payment commitments ranging through 2022.

Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the construction and repowering of wind-powered generating facilities in 2019.

Easements and Operating Leases

MidAmerican Energy has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which certain of its assets, primarily wind-powered generating facilities, are located. MidAmerican Energy also has non-cancelable operating leases with minimum payment commitments ranging through 2024 primarily for office and other building space. These leases generally require MidAmerican Energy to pay for insurance, taxes and maintenance applicable to the leased property. A number of the leases contain renewal options for varying periods. Rent expense on non-cancelable operating leases totaled $3 million, $3 million and $4 million for 2018, 2017 and 2016, respectively.

Maintenance, Services and Other Contracts

MidAmerican Energy has other non-cancelable contracts primarily related to maintenance and services for various generating facilities with minimum payment commitments ranging through 2028.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and requires refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of December 31, 2018, has accrued a $10 million liability for refunds of amounts collected under the higher ROE from March 2015 through May 2016.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

(14)	Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income, net of applicable income taxes, for the year ended December 31, 2016 (in millions):

	Unrealized	Unrealized	Accumulated
	Losses on	Losses	Other
	Available-For-Sale	on Cash Flow	Comprehensive
	Securities	Hedges	Loss, Net

Balance, December 31, 2015	$(3)	$(27)	$(30)
Other comprehensive income	3	—	3
Dividend of unregulated retail services business	—	27	27
Balance, December 31, 2016	$—	$—	$—

On January 1, 2016, MidAmerican Energy transferred the assets and liabilities of its unregulated retail services business to a subsidiary of BHE.

(15)	Revenue from Contracts with Customers

MidAmerican Energy uses a single five-step model to identify and recognizes revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. The following table summarizes MidAmerican Energy's revenue by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 19, (in millions):

	For the Year Ended December 31, 2018
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$696	$421	$—	$1,117
Commercial	314	153	—	467
Industrial	758	22	—	780
Natural gas transportation services	—	39	—	39
Other retail	147	1	—	148
Total retail	1,915	636	—	2,551
Wholesale	295	116	—	411
Multi-value transmission projects	55	—	—	55
Other Customer Revenue	—	—	11	11
Total Customer Revenue	2,265	752	11	3,028
Other revenue	18	2	1	21
Total operating revenue	$2,283	$754	$12	$3,049

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, MidAmerican Energy would recognize a contract asset or contract liability depending on the relationship between MidAmerican Energy's performance and the customer's payment. As of December 31, 2018, there were no contract assets or contract liabilities recorded on the Balance Sheets.

(16)    Other Income (Expense) - Other, Net

Other, net, as shown on the Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2018	2017	2016

Non-service cost components of postretirement employee benefit plans	$21	$18	$15
Corporate-owned life insurance income	6	13	8
Gain on redemption of auction rate securities	—	—	5
Interest income and other, net	3	6	1
Total	$30	$37	$29

(17)    Supplemental Cash Flow Disclosures

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2018 and 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and 2017 as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of December 31,
	2018	2017

Cash and cash equivalents	$—	$172
Restricted cash and cash equivalents in other current assets	56	110
Total cash and cash equivalents and restricted cash and cash equivalents	$56	$282

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2018	2017	2016
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$198	$193	$181
Income taxes received, net	$494	$465	$601

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$371	$224	$131
Dividend of unregulated retail services business	$—	$—	$90

(18)	Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for general costs, such as insurance and building rent, and for employee wages, benefits and costs related to corporate functions such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $51 million, $53 million and $41 million for 2018, 2017 and 2016, respectively. Additionally, in 2018, MidAmerican Energy received $15 million from BHE for the transfer of corporate aircraft.

MidAmerican Energy reimbursed BHE in the amount of $11 million, $9 million and $6 million in 2018, 2017 and 2016, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, an indirect wholly owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $127 million, $122 million and $135 million in 2018, 2017 and 2016, respectively.

MidAmerican Energy had accounts receivable from affiliates of $8 million and $9 million as of December 31, 2018 and 2017, respectively, that are included in receivables on the Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $12 million and $16 million as of December 31, 2018 and 2017, respectively, that are included in accounts payable on the Balance Sheets.

MidAmerican Energy is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MidAmerican Energy had a payable to BHE of $156 million as of December 31, 2018, and a receivable from BHE of $51 million as of December 31, 2017. MidAmerican Energy received net cash receipts for federal and state income taxes from BHE totaling $494 million, $465 million and $601 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $20 million and $16 million as of December 31, 2018 and 2017, respectively, and similar amounts payable to affiliates totaled $36 million and $45 million as of December 31, 2018 and 2017, respectively. See Note 10 for further information pertaining to pension and postretirement accounting.

(19)    Segment Information

MidAmerican Energy has identified two reportable operating segments: regulated electric and regulated natural gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information below related to the statements of operations for all periods presented. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. Refer to Note 9 for a discussion of items affecting income tax (benefit) expense for the regulated electric and natural gas operating segments.

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$2,283	$2,108	$1,985
Regulated natural gas	754	719	637
Other	12	10	3
Total operating revenue	$3,049	$2,837	$2,625

Depreciation and amortization:
Regulated electric	$565	$458	$436
Regulated natural gas	44	42	43
Total depreciation and amortization	$609	$500	$479

	Years Ended December 31,
	2018	2017	2016
Operating income:
Regulated electric	$469	$472	$486
Regulated natural gas	81	72	64
Other	1	(1)	—
Total operating income	$551	$543	$550

Interest expense:
Regulated electric	$208	$196	$178
Regulated natural gas	19	18	18
Total interest expense	$227	$214	$196

Income tax (benefit) expense:
Regulated electric	$(273)	$(212)	$(156)
Regulated natural gas	16	29	22
Other	2	—	2
Total income tax (benefit) expense	$(255)	$(183)	$(132)

Net income:
Regulated electric	$628	$570	$512
Regulated natural gas	54	35	32
Other	—	—	(2)
Net income	$682	$605	$542

	Years Ended December 31,
	2018	2017	2016
Capital expenditures:
Regulated electric	$2,223	$1,686	$1,564
Regulated natural gas	109	87	72
Total capital expenditures	$2,332	$1,773	$1,636

	As of December 31,
	2018	2017	2016
Total assets:
Regulated electric	$16,511	$14,914	$14,113
Regulated natural gas	1,406	1,403	1,345
Other	3	1	1
Total assets	$17,920	$16,318	$15,459

(20)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Operating revenue	$746	$717	$832	$754
Operating income	79	87	278	107
Net income (loss)	106	106	483	(13)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Operating revenue	$695	$658	$813	$671
Operating income	102	130	284	27
Net income	105	134	385	(19)

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
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in member's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MidAmerican Funding as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 22, 2019

We have served as MidAmerican Funding's auditor since 1999.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$1	$172
Accounts receivable, net	365	348
Income taxes receivable	—	64
Inventories	204	245
Other current assets	89	134
Total current assets	659	963

Property, plant and equipment, net	16,171	14,221
Goodwill	1,270	1,270
Regulatory assets	273	204
Investments and restricted investments	710	730
Other assets	119	233

Total assets	$19,202	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2018	2017

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$575	$451
Accrued interest	58	53
Accrued property, income and other taxes	300	133
Note payable to affiliate	156	164
Short-term debt	240	—
Current portion of long-term debt	500	350
Other current liabilities	122	128
Total current liabilities	1,951	1,279

Long-term debt	5,121	4,932
Regulatory liabilities	1,620	1,661
Deferred income taxes	2,319	2,235
Asset retirement obligations	552	528
Other long-term liabilities	310	326
Total liabilities	11,873	10,961

Commitments and contingencies (Note 13)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	5,650	4,981
Total member's equity	7,329	6,660

Total liabilities and member's equity	$19,202	$17,621

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$2,283	$2,108	$1,985
Regulated natural gas and other	770	738	646
Total operating revenue	3,053	2,846	2,631

Operating expenses:
Cost of fuel and energy	487	434	409
Cost of natural gas purchased for resale and other	469	447	371
Operations and maintenance	813	802	709
Depreciation and amortization	609	500	479
Property and other taxes	125	119	112
Total operating expenses	2,503	2,302	2,080

Operating income	550	544	551

Other income (expense):
Interest expense	(247)	(237)	(219)
Allowance for borrowed funds	20	15	8
Allowance for equity funds	53	41	19
Other, net	31	9	34
Total other income (expense)	(143)	(172)	(158)

Income before income tax benefit	407	372	393
Income tax benefit	(262)	(202)	(139)

Net income	$669	$574	$532

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$669	$574	$532

Other comprehensive income, net of tax:
Unrealized gains on marketable securities, net of tax of $-, $- and $1	—	—	3

Comprehensive income	$669	$574	$535

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Amounts in millions)

			Accumulated Other Comprehensive Loss, Net

	Paid-in Capital	Retained Earnings		Total Member's Equity

Balance, December 31, 2015	$1,679	$3,876	$(30)	$5,525
Net income	—	532	—	532
Other comprehensive income	—	—	3	3
Transfer unregulated retail services business to affiliate	—	—	27	27
Other equity transactions	—	(1)	—	(1)
Balance, December 31, 2016	1,679	4,407	—	6,086
Net income	—	574	—	574
Balance, December 31, 2017	1,679	4,981	—	6,660
Net income	—	669	—	669
Balance, December 31, 2018	$1,679	$5,650	$—	$7,329
The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$669	$574	$532
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on other items	—	29	—
Depreciation and amortization	609	500	479
Amortization of utility plant to other operating expenses	34	34	37
Allowance for equity funds	(53)	(41)	(19)
Deferred income taxes and amortization of investment tax credits	32	334	362
Other, net	16	(14)	(63)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(19)	(62)	(60)
Inventories	41	19	(27)
Derivative collateral, net	(1)	2	5
Contributions to pension and other postretirement benefit plans, net	(13)	(11)	(6)
Accrued property, income and other taxes, net	230	(54)	107
Accounts payable and other liabilities	(29)	70	46
Net cash flows from operating activities	1,516	1,380	1,393

Cash flows from investing activities:
Capital expenditures	(2,332)	(1,773)	(1,636)
Purchases of marketable securities	(263)	(143)	(138)
Proceeds from sales of marketable securities	223	137	158
Proceeds from sales of other investments	17	2	2
Other investment proceeds	15	1	—
Other, net	30	(3)	10
Net cash flows from investing activities	(2,310)	(1,779)	(1,604)

Cash flows from financing activities:
Proceeds from long-term debt	687	990	62
Repayments of long-term debt	(350)	(341)	(38)
Net change in note payable to affiliate	(8)	133	9
Net proceeds from (repayments of) short-term debt	240	(99)	99
Tender offer premium paid	—	(29)	—
Other, net	—	—	1
Net cash flows from financing activities	569	654	133

Net change in cash and cash equivalents and restricted cash and cash equivalents	(225)	255	(78)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	282	27	105
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$57	$282	$27

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Operations

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2018, 2017 and 2016, MidAmerican Funding did not record any goodwill impairments.

(3)    Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property gross of $24 million as of December 31, 2018 and 2017, and related accumulated depreciation and amortization of $12 million and $10 million as of December 31, 2018 and 2017, respectively, which consisted primarily of a corporate aircraft owned by MHC.

(4)	Jointly Owned Utility Facilities

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Regulatory Matters

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Investments and Restricted Investments

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2018 and 2017.

(7)	Short-Term Debt and Credit Facilities

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2019 and has a variable interest rate based on the Eurodollar rate plus a spread. As of December 31, 2018 and 2017, there were no borrowings outstanding under this credit facility. As of December 31, 2018, MHC was in compliance with the covenants of its credit facility.

(8)    Long-Term Debt

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements for detail and a discussion of its long-term debt. In addition to MidAmerican Energy's annual repayments of long-term debt, MidAmerican Funding has $239 million of 6.927% Senior Bonds due in 2029, with a carrying value of $240 million as of December 31, 2018 and 2017. In December 2017, MidAmerican Funding redeemed through a tender offer a portion of its 6.927% Senior Bonds. A charge of $29 million for the total premium is included in other income (expense) on the Consolidated Statement of Operations.

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

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $3.9 billion as of December 31, 2018.

As of December 31, 2018, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. On December 31, 2017, MidAmerican Funding recorded the impacts of 2017 Tax Reform and believed all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MidAmerican Funding determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MidAmerican Funding believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, MidAmerican Funding recorded a current tax benefit of $27 million and a deferred tax expense of $28 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform, MidAmerican Funding reduced the associated deferred income tax liabilities $12 million and increased regulatory liabilities by the same amount.

MidAmerican Funding's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2018	2017	2016
Current:
Federal	$(280)	$(505)	$(485)
State	(14)	(31)	(16)
	(294)	(536)	(501)
Deferred:
Federal	42	338	367
State	(9)	(3)	(4)
	33	335	363

Investment tax credits	(1)	(1)	(1)
Total	$(262)	$(202)	$(139)

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

A reconciliation of the federal statutory income tax rate MidAmerican Funding's the effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
Income tax credits	(76)	(77)	(64)
State income tax, net of federal income tax benefit	(4)	(6)	(3)
Effects of ratemaking	(6)	(8)	(3)
2017 Tax Reform	1	3	—
Other, net	—	(1)	—
Effective income tax rate	(64)%	(54)%	(35)%

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

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017
Deferred income tax assets:
Regulatory liabilities	$405	$443
Asset retirement obligations	164	160
Employee benefits	47	45
Other	85	62
Total deferred income tax assets	701	710

Deferred income tax liabilities:
Depreciable property	(2,947)	(2,868)
Regulatory assets	(62)	(42)
Other	(11)	(35)
Total deferred income tax liabilities	(3,020)	(2,945)

Net deferred income tax liability	$(2,319)	$(2,235)

As of December 31, 2018, MidAmerican Funding has available $44 million of state tax carryforwards, principally related to $655 million of net operating losses, that expire at various intervals between 2019 and 2037.

The United States Internal Revenue Service has closed its examination MidAmerican Funding’s income tax returns through December 31, 2011. The statute of limitations for MidAmerican Funding’s state income tax returns have expired through December 31, 2009, with the exception of Iowa and Illinois, for which the statute of limitations have expired through December 31, 2014, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$12	$10
Additions based on tax positions related to the current year	4	1
Additions for tax positions of prior years	47	23
Reductions based on tax positions related to the current year	(4)	(4)
Reductions for tax positions of prior years	(48)	(19)
Interest and penalties	(1)	1
Ending balance	$10	$12

As of December 31, 2018, MidAmerican Funding had unrecognized tax benefits totaling $30 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding's effective income tax rate.

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

Pension and postretirement costs allocated by MidAmerican Funding to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2018	2017	2016

Pension costs	$3	$4	$4
Other postretirement costs	(2)	(3)	(1)

(11)	Asset Retirement Obligations

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements.

(12)    Fair Value Measurements

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements.

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

	2018		2017
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$5,621	$5,943	$5,282	$6,006

(13)    Commitments and Contingencies

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements.

Legal Matters

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(14)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements.

(15)    Revenue from Contracts with Customers

Refer to Note 15 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had $4 million of other revenue from contracts with customers for the year ended December 31, 2018.

(16)    Other Income (Expense) - Other, Net

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2018	2017	2016

Non-service cost components of postretirement employee benefit plans	$21	$18	$15
Corporate-owned life insurance income	6	13	8
Gain on redemption of auction rate securities	—	—	5
Gains on sales of assets and other investments	1	1	3
Loss on debt tender offer	—	(29)	—
Interest income and other, net	3	6	3
Total	$31	$9	$34

Refer to Note 8 for information regarding the debt tender offer.

(17)    Supplemental Cash Flow Information

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2018 and 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and 2017 as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of December 31,
	2018	2017

Cash and cash equivalents	$1	$172
Restricted cash and cash equivalents in other current assets	56	110
Total cash and cash equivalents and restricted cash and cash equivalents	$57	$282

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2018	2017	2016
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$218	$218	$204
Income taxes received, net	$511	$472	$609

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$371	$224	$131
Transfer of unregulated retail services business to affiliate	$—	$—	$90

(18)	Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $44 million, $46 million and $35 million for 2018, 2017 and 2016, respectively. Additionally, in 2018, MidAmerican Funding received $15 million from BHE for the transfer of corporate aircraft.

MidAmerican Funding reimbursed BHE in the amount of $11 million, $9 million and $6 million in 2018, 2017 and 2016, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $127 million, $122 million and $135 million in 2018, 2017 and 2016, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $156 million at an interest rate of 2.629% as of December 31, 2018, and $164 million at an interest rate of 1.629% as of December 31, 2017, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2018 and 2017.

MidAmerican Funding had accounts receivable from affiliates of $5 million and $9 million as of December 31, 2018 and 2017, respectively, that are included in receivables, net on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $12 million and $14 million as of December 31, 2018 and 2017, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MidAmerican Funding had a payable to BHE of $156 million as of December 31, 2018, and a receivable from BHE of $64 million as of December 31, 2017. MidAmerican Funding received net cash receipts for federal and state income taxes from BHE totaling $511 million, $472 million and $609 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $20 million and $16 million as of December 31, 2018 and 2017, respectively, and similar amounts payable to affiliates totaled $36 million and $45 million as of December 31, 2018 and 2017, respectively. See Note 10 for further information pertaining to pension and postretirement accounting.

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

(19)	Segment Information

MidAmerican Funding has identified two reportable operating segments: regulated electric and regulated natural gas. The previously reported nonregulated energy segment consisted substantially of MidAmerican Energy's unregulated retail services business, which was transferred to a subsidiary of BHE and is excluded from the information below related to the statements of operations for all periods presented. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the nonregulated subsidiaries of MidAmerican Funding not engaged in the energy business and parent company interest expense. Refer to Note 9 for a discussion of items affecting income tax (benefit) expense for the regulated electric and natural gas operating segments.

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$2,283	$2,108	$1,985
Regulated natural gas	754	719	637
Other	16	19	9
Total operating revenue	$3,053	$2,846	$2,631

Depreciation and amortization:
Regulated electric	$565	$458	$436
Regulated natural gas	44	42	43
Total depreciation and amortization	$609	$500	$479

Operating income:
Regulated electric	$469	$472	$486
Regulated natural gas	81	72	64
Other	—	—	1
Total operating income	$550	$544	$551

Interest expense:
Regulated electric	$208	$196	$178
Regulated natural gas	19	18	18
Other	20	23	23
Total interest expense	$247	$237	$219

Income tax (benefit) expense:
Regulated electric	$(273)	$(212)	$(156)
Regulated natural gas	16	29	22
Other	(5)	(19)	(5)
Total income tax (benefit) expense	$(262)	$(202)	$(139)

Net income:
Regulated electric	$628	$570	$512
Regulated natural gas	54	35	32
Other	(13)	(31)	(12)
Net income	$669	$574	$532

	Years Ended December 31,
	2018	2017	2016
Capital expenditures:
Regulated electric	$2,223	$1,686	$1,564
Regulated natural gas	109	87	72
Total capital expenditures	$2,332	$1,773	$1,636

	As of December 31,
	2018	2017	2016
Total assets:
Regulated electric	$17,702	$16,105	$15,304
Regulated natural gas	1,485	1,482	1,424
Other	15	34	19
Total assets	$19,202	$17,621	$16,747

Goodwill by reportable segment as of December 31, 2018 and 2017, was as follows (in millions):

Regulated electric	$1,191
Regulated natural gas	79
Total	$1,270

(20)	Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Operating revenue	$747	$718	$832	$756
Operating income	79	87	278	106
Net income (loss)	103	103	479	(16)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Operating revenue	$696	$659	$815	$676
Operating income	102	131	284	27
Net income	102	131	383	(42)

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

Results of Operations

Net income for the year ended December 31, 2018 was $226 million, a decrease of $29 million, or 11%, compared to 2017, primarily due to $52 million of higher operations and maintenance expense, mainly due to an accrual for earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review and increased political activity expenses, $37 million of lower utility margin and higher depreciation and amortization, primarily due to various regulatory-directed amortizations established in the Nevada Power 2017 regulatory rate review. These decreases were partially offset by lower income tax expense of $84 million, primarily from a lower federal tax rate due to the impact of the Tax Cuts and Jobs Act (the "2017 Tax Reform") and $9 million of lower interest expense on long-term debt. Utility margins decreased due to lower average retail rates including rate impacts related to the tax rate reduction rider as a result of 2017 Tax Reform and lower margins from customers purchasing energy from alternative providers and becoming distribution only service customers, partially offset by higher residential, commercial and industrial volumes.

Net income for the year ended December 31, 2017 was $255 million, a decrease of $24 million, or 9%, compared to 2016, which includes $5 million of expense from 2017 Tax Reform. Excluding the impact of the 2017 Tax Reform, adjusted net income was $260 million, a decrease of $19 million compared to 2017, due to expenses related to the Nevada Power regulatory rate review of $28 million, higher depreciation and amortization, primarily due to higher plant placed in-service of $29 million. The decrease was partially offset by higher utility margins of $11 million, excluding the impact of a decrease in energy efficiency program rate revenue of $22 million (offset in operations and maintenance), and lower interest expense of $9 million on lower deferred charges and lower rates on outstanding debt balances. Utility margins increased due to customer usage patterns and customer growth, partially offset by lower utility margins from customers purchasing energy from alternative providers and becoming distribution only service customers.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, utility margin, to help evaluate results of operations. Utility margin is calculated as electric operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.
Nevada Power's cost of fuel and energy are generally recovered from its customers through regulatory recovery mechanisms and as a result, changes in Nevada Power's expenses result in comparable changes to revenue. As such, management believes utility margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	2018	2017	Change		2017	2016	Change
Utility margin:
Operating revenue	$2,184	$2,206	$(22)	(1)%	$2,206	$2,083	$123	6%
Cost of fuel and energy	917	902	15	2	902	768	134	17
Utility margin	1,267	1,304	(37)	(3)	1,304	1,315	(11)	(1)
Operations and maintenance	443	391	52	13	391	391	—	—
Depreciation and amortization	337	308	29	9	308	303	5	2
Property and other taxes	41	40	1	3	40	38	2	5
Operating income	$446	$565	$(119)	(21)	$565	$583	$(18)	(3)

A comparison of Nevada Power's key operating results is as follows:

	2018	2017	Change		2017	2016	Change
Utility margin (in millions):
Operating revenue	$2,184	$2,206	$(22)	(1)%	$2,206	$2,083	$123	6%
Cost of fuel and energy	917	902	15	2	902	768	134	17
Utility margin	$1,267	$1,304	$(37)	(3)	$1,304	$1,315	$(11)	(1)

GWhs sold:
Residential	9,970	9,501	469	5%	9,501	9,394	107	1%
Commercial	4,778	4,656	122	3	4,656	4,663	(7)	—
Industrial	5,534	6,201	(667)	(11)	6,201	7,313	(1,112)	(15)
Other	214	212	2	1	212	212	—	—
Total fully bundled(1)	20,496	20,570	(74)	—	20,570	21,582	(1,012)	(5)
Distribution only service	2,521	1,830	691	38	1,830	662	1,168	*
Total retail	23,017	22,400	617	3	22,400	22,244	156	1
Wholesale	274	314	(40)	(13)	314	258	56	22
Total GWhs sold	23,291	22,714	577	3	22,714	22,502	212	1

Average number of retail customers (in thousands):
Residential	825	810	15	2%	810	796	14	2%
Commercial	108	106	2	2	106	105	1	1
Industrial	2	2	—	—	2	2	—	—
Total	935	918	17	2	918	903	15	2

Average per MWh:
Revenue - fully bundled(1)	$102.82	$104.57	$(1.75)	(2)%	$104.57	$94.27	$10.30	11%
Total cost of energy(2)(3)	$42.17	$41.84	$0.33	1%	$41.84	$34.00	$7.84	23%

Heating degree days	1,527	1,265	262	21%	1,265	1,508	(243)	(16)%
Cooling degree days	4,255	4,044	211	5%	4,044	4,002	42	1%

Sources of energy (GWhs)(3)(4):
Natural gas	13,848	13,172	676	5%	13,172	14,577	(1,405)	(10)%
Coal	1,231	1,449	(218)	(15)	1,449	1,480	(31)	(2)
Renewables	69	73	(4)	(5)	73	61	12	20
Total energy generated	15,148	14,694	454	3	14,694	16,118	(1,424)	(9)
Energy purchased	6,587	6,858	(271)	(4)	6,858	6,462	396	6
Total	21,735	21,552	183	1	21,552	22,580	(1,028)	(5)

*	Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

(3)
The average total cost of energy per MWh and sources of energy excludes 153, 296 and 194 GWhs of coal and 1,483, 2,373 and 2,215 GWhs of gas generated energy that is purchased at cost by related parties for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	GWh amounts are net of energy used by the related generating facilities.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Utility margin decreased $37 million for 2018 compared to 2017 due to:

•	$51 million in lower retail rates due to the tax rate reduction rider as a result of 2017 Tax Reform;

•	$30 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018; and

•	$20 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution-only service customers.
The decrease in utility margin was partially offset by:

•	$20 million in higher residential volumes primarily from the impacts of weather;

•	$20 million in higher commercial and industrial volumes;

•	$11 million in higher other revenue primarily from impact fees and revenue relating to customers becoming distribution-only service customers;

•	$9 million due to residential customer growth; and

•	$4 million in higher energy efficiency program rate revenue, which is offset in operations and maintenance expense.

Operations and maintenance increased $52 million, or 13%, for 2018 compared to 2017 primarily due to an accrual for earnings sharing established in 2018 as part of the Nevada Power 2017 regulatory rate review and increased political activity expenses, partially offset by disallowances in 2017 resulting from regulatory rate reviews.

Depreciation and amortization increased $29 million, or 9%, for 2018 compared to 2017 primarily due to various regulatory-directed amortizations and increased depreciation expense as a result of the Nevada Power 2017 regulatory rate review.

Other income (expense) is favorable $6 million, or 4%, for 2018 compared to 2017 primarily due to lower interest expense on long-term debt, partially offset by an unfavorable clarification order from the 2017 regulatory rate review to record carrying charges on impact fees received from customers that elected to become distribution only service customers and losses on investments.

Income tax expense decreased $84 million, or 54%, for 2018 compared to 2017. The effective tax rate was 24% in 2018 and 38% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, partially offset by an increase in nondeductible expenses.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Utility margin decreased $11 million for 2017 compared to 2016 due to:

•	$32 million in lower commercial and industrial retail revenue from customers purchasing energy from alternative providers and becoming distribution-only service customers; and

•	$22 million in lower energy efficiency program rate revenue, which is offset in operations and maintenance.
The decrease in utility margin was partially offset by:

•	$21 million in higher other retail revenue primarily from impact fees and revenue relating to customers becoming distribution only service customers;

•	$9 million from customer usage patterns;

•	$7 million due to customer growth; and

•	$6 million in higher transmission revenue primarily due to customers becoming distribution-only service customers.

Depreciation and amortization increased $5 million, or 2%, for 2017 compared to 2016 primarily due to higher plant placed in-service.

Property and other taxes increased $2 million, or 5%, for 2017 compared to 2016 due to a reduction in property tax abatements.

Other income (expense) is favorable $4 million, or 3%, for 2017 compared to 2016 due to lower interest expense on deferred charges and the redemption of $210 million Series M, 5.950% General and Refunding Mortgage Notes in 2016, partially offset by lower allowance for funds used during construction and expenses related to the regulatory rate review.

Income tax expense increased $10 million, or 7%, for 2017 compared to 2016. The effective tax rate was 38% in 2017 and 34% in 2016. The increase in the effective tax rate is primarily due to the effects of 2017 Tax Reform and the qualified production activities deduction in 2016.

Liquidity and Capital Resources

As of December 31, 2018, Nevada Power's total net liquidity was $511 million as follows (in millions):

Cash and cash equivalents	$111
Credit facilities(1)	400
Total net liquidity	$511
Credit facilities:
Maturity dates	2021

(1)	Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding Nevada Power's credit facility.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2018 and 2017 were $619 million and $665 million, respectively. The change was due to impact fees received in 2017, higher contributions to the pension plan and higher payments for operating costs, partially offset by increased collections from customers due to higher deferred energy rates.

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $665 million and $771 million, respectively. The change was due to higher intercompany tax payments and higher impact fees received in 2016, partially offset by a 2016 contribution to the pension plan.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2018 and 2017 were $(297) million and $(343) million, respectively. The change was primarily due to the acquisition of the remaining 25% in the Silverhawk generating station in 2017, partially offset by increased capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(343) million and $(335) million, respectively. The change was due to the acquisition of the remaining 25% ownership in the Silverhawk generating station, partially offset by decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2018 and 2017 were $(267) million and $(546) million, respectively. The change was due to greater proceeds from issuance of long-term debt and higher dividends paid to NV Energy, Inc. in 2017, partially offset by higher repayments of long-term debt.

Net cash flows from financing activities for the years ended December 31, 2017 and 2016 were $(546) million and $(693) million, respectively. The change was due to lower repayments of long‑term debt and proceeds from issuance of long‑term debt, partially offset by higher dividends paid to NV Energy, Inc. in 2017.

Ability to Issue Debt

Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2018, Nevada Power has financing authority from the PUCN consisting of the ability to: (1) issue long-term debt securities of up to $1.3 billion; (2) refinancing authority up to $656 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of December 31, 2018. In addition, certain financing agreements contain covenants which are currently suspended as Nevada Power's senior secured debt is rated investment grade. However, if Nevada Power's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Nevada Power would be subject to limitations under these covenants.

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

Nevada Power's indenture creates a lien on substantially all of Nevada Power's properties in Nevada. As of December 31, 2018, $8.5 billion of Nevada Power's assets were pledged. Nevada Power had the capacity to issue $3.2 billion of additional general and refunding mortgage securities as of December 31, 2018 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Nevada Power also has the ability to release property from the lien of Nevada Power's indenture on the basis of net property additions, cash or retired bonds. To the extent Nevada Power releases property from the lien of Nevada Power's indenture, it will reduce the amount of securities issuable under the indenture.

Long-Term Debt

In April 2018, Nevada Power issued $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020. Nevada Power used a portion of the net proceeds to repay all of Nevada Power's $325 million 6.50% General and Refunding Mortgage Notes, Series O, maturing in May 2018. In August 2018, Nevada Power used the remaining net proceeds, together with available cash and $45m from its credit facility, to repay all of Nevada Power's $500 million 6.50% General and Refunding Mortgage Notes, Series S, maturing in August 2018.

In January 2019, Nevada Power issued $500 million of its 3.70% General and Refunding Mortgage Notes, Series CC, due May 2029.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecasted
	2016	2017	2018	2019	2020	2021

Generation development	$1	$—	$—	$—	$—	$—
Distribution	144	110	137	182	318	130
Transmission system investment	30	9	9	27	4	6
Other	160	151	150	165	100	150
Total	$335	$270	$296	$374	$422	$286

Nevada Power's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

Nevada Power has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes Nevada Power's material contractual cash obligations as of December 31, 2018 (in millions):

	Payments Due by Periods
	2019	2020 - 2021	2022 - 2023	2024 and Thereafter	Total

Long-term debt	$500	$575	$—	$1,309	$2,384
Interest payments on long-term debt(1)	110	162	154	1,118	1,544
Capital leases, including interest(2),(3)	15	32	22	24	93
ON Line financial lease, including interest(2)	44	88	88	685	905
Fuel and capacity contract commitments(1)	612	838	769	4,925	7,144
Fuel and capacity contract commitments (not commercially operable)(1)	—	7	80	982	1,069
Operating leases and easements(1)	10	14	15	59	98
Asset retirement obligations	13	14	20	46	93
Maintenance, service and other contracts(1)	46	85	60	26	217
Total contractual cash obligations	$1,350	$1,815	$1,208	$9,174	$13,547

(1)	Not reflected on the Consolidated Balance Sheets.

(2)	Interest is not reflected on the Consolidated Balance Sheets.

(3)	Includes fuel and capacity contracts designated as a capital lease.

Nevada Power has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 6), uncertain tax positions (Note 9) and asset retirement obligations (Note 11), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Regulatory Matters

Nevada Power is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further discussion regarding Nevada Power's general regulatory framework and current regulatory matters.

Environmental Laws and Regulations

Nevada Power is subject to federal, state and local laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Nevada Power's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. Nevada Power believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and Nevada Power is unable to predict the impact of the changing laws and regulations on its operations and financial results. Refer to "Liquidity and Capital Resources" for discussion of Nevada Power's forecasted environmental-related capital expenditures.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2018, the applicable credit ratings obtained from recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2018, Nevada Power would have been required to post $10 million of additional collateral. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.
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

Nevada Power continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Nevada Power's ability to recover its costs. Nevada Power believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $0.9 billion and total regulatory liabilities were $1.2 billion as of December 31, 2018. Refer to Nevada Power's Note 5 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Nevada Power's regulatory assets and liabilities.

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2018, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Income Taxes

In determining Nevada Power's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by Nevada Power's various regulatory commissions. Nevada Power's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Nevada Power recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement.

Although the ultimate resolution of Nevada Power's federal, state and local income tax examinations is uncertain, Nevada Power believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Nevada Power's consolidated financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations. Refer to Nevada Power's Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Nevada Power's income taxes.

Nevada Power is probable to pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property‑related basis differences and other various differences on to its customers. As of December 31, 2018, these amounts were recognized as a net regulatory liability of $677 million and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $106 million as of December 31, 2018. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2018:
Commodity derivative contracts	$3	$7	$(1)

As of December 31, 2017:
Commodity derivative contracts	$(3)	$(3)	$(3)

Nevada Power's commodity derivative contracts not designated as hedging contracts are recoverable from customers in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose Nevada Power to earnings volatility. As of December 31, 2018, a net regulatory liability of $3 million was recorded related to the net derivative asset of $3 million. As of December 31, 2017, a net regulatory asset of $3 million was recorded related to the net derivative liability of $3 million. The settled cost of these commodity derivative contracts is generally included in regulated rates.

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

As of December 31, 2018 and 2017, Nevada Power had no short- and long-term variable-rate obligations that expose Nevada Power to the risk of increased interest expense in the event of increases in short-term interest rates.

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

As of December 31, 2018, Nevada Power's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Power Company and subsidiaries ("Nevada Power") as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Nevada Power as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of Nevada Power's management. Our responsibility is to express an opinion on Nevada Power's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Nevada Power in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Las Vegas, Nevada
February 22, 2019
We have served as Nevada Power's auditor since 1987.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$111	$57
Accounts receivable, net	240	238
Inventories	61	59
Regulatory assets	39	28
Other current assets	68	44
Total current assets	519	426

Property, plant and equipment, net	6,868	6,877
Regulatory assets	878	941
Other assets	37	35

Total assets	$8,302	$8,279

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$187	$156
Accrued interest	38	50
Accrued property, income and other taxes	30	63
Regulatory liabilities	49	91
Current portion of long-term debt and financial and capital lease obligations	520	842
Customer deposits	67	73
Other current liabilities	29	16
Total current liabilities	920	1,291

Long-term debt and financial and capital lease obligations	2,296	2,233
Regulatory liabilities	1,137	1,030
Deferred income taxes	749	767
Other long-term liabilities	296	280
Total liabilities	5,398	5,601

Commitments and contingencies (Note 12)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Other paid-in capital	2,308	2,308
Retained earnings	600	374
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	2,904	2,678

Total liabilities and shareholder's equity	$8,302	$8,279

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Operating revenue	$2,184	$2,206	$2,083

Operating costs and expenses:
Cost of fuel, energy and capacity	917	902	768
Operations and maintenance	443	391	391
Depreciation and amortization	337	308	303
Property and other taxes	41	40	38
Total operating costs and expenses	1,738	1,641	1,500

Operating income	446	565	583

Other income (expense):
Interest expense	(170)	(179)	(185)
Allowance for borrowed funds	2	1	4
Allowance for equity funds	3	1	2
Other, net	17	23	21
Total other income (expense)	(148)	(154)	(158)

Income before income tax expense	298	411	425
Income tax expense	72	156	146
Net income	$226	$255	$279

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2015	1,000	$—	$2,308	$858	$(3)	$3,163
Net income	—	—	—	279	—	279
Dividends declared	—	—	—	(469)	—	(469)
Other equity transactions	—	—	—	(1)	—	(1)
Balance, December 31, 2016	1,000	—	2,308	667	(3)	2,972
Net income	—	—	—	255	—	255
Dividends declared	—	—	—	(548)	—	(548)
Other equity transactions	—	—	—	—	(1)	(1)
Balance, December 31, 2017	1,000	—	2,308	374	(4)	2,678
Net income	—	—	—	226	—	226
Balance, December 31, 2018	1,000	$—	$2,308	$600	$(4)	$2,904

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$226	$255	$279
Adjustments to reconcile net income to net cash flows from operating activities:
(Gain) loss on nonrecurring items	—	(1)	1
Depreciation and amortization	337	308	303
Deferred income taxes and amortization of investment tax credits	(13)	94	78
Allowance for equity funds	(3)	(1)	(2)
Changes in regulatory assets and liabilities	83	50	131
Deferred energy	(11)	(16)	(21)
Amortization of deferred energy	16	16	(107)
Other, net	14	(3)	—
Changes in other operating assets and liabilities:
Accounts receivable and other assets	5	6	26
Inventories	(1)	6	7
Accrued property, income and other taxes	(35)	(26)	63
Accounts payable and other liabilities	1	(23)	13
Net cash flows from operating activities	619	665	771

Cash flows from investing activities:
Capital expenditures	(298)	(270)	(335)
Acquisitions	—	(77)	—
Proceeds from sale of assets	1	4	—
Net cash flows from investing activities	(297)	(343)	(335)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	573	91	—
Repayments of long-term debt and financial and capital lease obligations	(840)	(89)	(224)
Dividends paid	—	(548)	(469)
Net cash flows from financing activities	(267)	(546)	(693)

Net change in cash and cash equivalents and restricted cash and cash equivalents	55	(224)	(257)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	66	290	547
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$121	$66	$290

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

Nevada Power Company, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers primarily in Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Nevada Power and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2018, 2017 and 2016.

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

	2018	2017	2016
Beginning balance	$16	$12	$13
Charged to operating costs and expenses, net	15	15	16
Write-offs, net	(15)	(11)	(17)
Ending balance	$16	$16	$12

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

Inventories

Inventories consist mainly of materials and supplies totaling $56 million as of December 31, 2018 and 2017, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $5 million and $3 million as of December 31, 2018 and 2017, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Nevada Power is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Nevada Power's AFUDC rate used during 2018 and 2017 was 7.95% and 8.09%, respectively.

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

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2018, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Income Taxes

Berkshire Hathaway includes Nevada Power in its consolidated United States federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property‑related basis differences and other various differences that Nevada Power deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

In determining Nevada Power's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by Nevada Power's various regulatory commissions. Nevada Power's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Nevada Power recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of Nevada Power's federal, state and local income tax examinations is uncertain, Nevada Power believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Nevada Power's consolidated financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Revenue Recognition

Nevada Power uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which Nevada Power expects to be entitled in exchange for those goods or services. Nevada Power records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

Substantially all of Nevada Power's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission and distribution and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of amounts not considered Customer Revenue within Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers" and revenue recognized in accordance with ASC 840, "Leases".

Revenue recognized is equal to what Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power's performance to date and includes billed and unbilled amounts. As of December 31, 2018 and December 31, 2017, accounts receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $106 million and $111 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing on a straight-line basis.

Segment Information

Nevada Power currently has one segment, which includes its regulated electric utility operations.

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. Nevada Power adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Consolidated Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Consolidated Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Consolidated Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the years ended December 31, 2017 and 2016 of $2 million and $3 million, respectively, have been reclassified to Other, net in the Consolidated Statements of Operations.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Nevada Power adopted this guidance effective January 1, 2018 which did not have a material impact on its Consolidated Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. Nevada Power adopted this guidance retrospectively effective January 1, 2018 which did not have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases," ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption and ASU No. 2018-20 that provides targeted improvements to lessor accounting, such as the handling of sales and other similar taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Nevada Power adopted this guidance effective January 1, 2019, for all contracts currently in effect. Nevada Power is finalizing its implementation efforts relative to the new guidance and currently expects to recognize operating lease right of use assets and lease liabilities of approximately $15 million based on the contracts currently in-effect. Nevada Power currently does not believe the adoption of the new guidance will have a material impact on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize Customer Revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. Nevada Power adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2018	2017
Utility plant:
Generation	30 - 55 years	$3,720	$3,707
Distribution	20 - 65 years	3,411	3,314
Transmission	45 - 70 years	1,867	1,860
General and intangible plant	5 - 65 years	848	793
Utility plant		9,846	9,674
Accumulated depreciation and amortization		(3,076)	(2,871)
Utility plant, net		6,770	6,803
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,771	6,804
Construction work-in-progress		97	73
Property, plant and equipment, net		$6,868	$6,877

Almost all of Nevada Power's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Nevada Power's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2018, 2017 and 2016 was 3.2%. Nevada Power is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate review filings.

Construction work-in-progress is related to the construction of regulated assets.

In January 2018, Nevada Power revised its electric depreciation rates based on the results of a new depreciation study performed in 2017, the most significant impact of which was shorter estimated useful lives at the Navajo Generating Station and longer average service lives for various other utility plant groups. The net effect of these changes increased depreciation and amortization expense by $7 million for the year ended December 31, 2018, based on depreciable plant balances at the time of the change.

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

The amounts shown in the table below represent Nevada Power's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2018 (dollars in millions):

	Nevada			Construction
	Power's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Navajo Generating Station	11%	$223	$176	$—
ON Line Transmission Line	24	147	19	1
Other transmission facilities	Various	67	27	—
Total		$437	$222	$1

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. Nevada Power's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2018	2017

Decommissioning costs(2)	5 years	$222	$231
Deferred operating costs	10 years	152	169
Merger costs from 1999 merger	26 years	125	130
Employee benefit plans(1)	8 years	105	89
Asset retirement obligations	7 years	68	72
Abandoned projects	2 years	46	58
Legacy meters	14 years	53	56
ON Line deferrals	35 years	46	47
Deferred energy costs	1 year	47	46
Other	Various	53	71
Total regulatory assets		$917	$969

Reflected as:
Current assets		$39	$28
Other assets		878	941
Total regulatory assets		$917	$969

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)	Amount includes regulatory assets with an indeterminate life of $81 million as of December 31, 2018.

Nevada Power had regulatory assets not earning a return on investment of $334 million and $363 million as of December 31, 2018 and 2017, respectively. The regulatory assets not earning a return on investment primarily consist of merger costs from the 1999 merger, asset retirement obligations, deferred operating costs, a portion of the employee benefit plans, losses on reacquired debt and deferred energy costs.

Regulatory liabilities represent amounts that are expected to be returned to customers in future periods. Nevada Power's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2018	2017

Deferred income taxes(1)	27 years	$677	$670
Cost of removal(2)	33 years	320	307
Impact fees(3)	4 years	86	89
Energy efficiency program	1 year	24	27
Other	Various	79	28
Total regulatory liabilities		$1,186	$1,121

Reflected as:
Current liabilities		$49	$91
Other long-term liabilities		1,137	1,030
Total regulatory liabilities		$1,186	$1,121

(1)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. Amount includes regulatory liabilities with an indeterminate life of $82 million as of December 31, 2018. See Note 9 for further discussion of 2017 Tax Reform impacts.

(2)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices.

(3)	Amounts reduce rate base or otherwise accrue a carrying cost.

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

Regulatory Rate Review

In June 2017, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $29 million, or 2%, but requested no incremental annual revenue relief. In December 2017, the PUCN issued an order which reduced Nevada Power's revenue requirement by $26 million and requires Nevada Power to share 50% of regulatory earnings above 9.7%. In January 2018, Nevada Power filed a petition for clarification of certain findings and directives in the order and intervening parties filed motions for reconsideration. In December 2018, the PUCN issued an order granting petitions for clarification and reconsideration and modified the December 2017 order requiring Nevada Power to record additional expense for carrying charges on impact fees received but not yet included in rates. As a result of the order, Nevada Power recorded expense of $44 million in 2018, which consists of regulatory earnings sharing of $38 million and carrying charges of $6 million, and $28 million in December 2017, primarily due to the reduction of a regulatory asset to return to customers revenue collected for costs not incurred. The new rates were effective February 15, 2018.

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the United States federal corporate income tax rate from 35% to 21%. In February 2018, Nevada Power made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filings supported an annual rate reduction of $59 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Nevada Power to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Nevada Power filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Nevada Power filed a petition for judicial review.

In March 2018, the FERC issued a Show Cause Order related to 2017 Tax Reform. In May 2018, in response to the Show Cause Order, Nevada Power proposed a reduction to transmission and certain ancillary service rates under the NV Energy OATT for the lower annual income tax expense anticipated from 2017 Tax Reform. In November 2018, FERC issued an order accepting the proposed rate reduction effective March 21, 2018 as filed and refunds to customers were made in December 2018 totaling $1 million for Nevada Power. In addition, FERC issued a notice of proposed rulemaking on public utility transmission rate changes to address accumulated deferred income taxes.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Nevada Power to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Nevada Power and approved by the PUCN in integrated resource plan proceedings. To the extent Nevada Power's earned rate of return exceeds the rate of return used to set base general rates, Nevada Power is required to refund to customers EEIR revenue previously collected for that year. In March 2018, Nevada Power filed an application to reset the EEIR and EEPR and to refund the EEIR revenue received in 2017, including carrying charges. In September 2018, the PUCN issued an order accepting a stipulation requiring Nevada Power to refund the 2017 revenue and reset the rates as filed effective October 1, 2018. The EEIR liability for Nevada Power is $9 million and $10 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one megawatt ("MW") or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution-only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicant's share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs.

In October 2016, Wynn Las Vegas, LLC ("Wynn"), became a distribution-only service customer and started procuring energy from another energy supplier. In April 2017, Wynn filed a motion with the PUCN seeking relief from the January 2016 order that established the impact fee that was paid in September 2016 and requested the PUCN adopt an alternative impact fee and revise on-going charges associated with retirement of assets and high cost renewable contracts. In September 2018, the PUCN granted relief requiring Nevada Power to credit $3 million as an offset against Wynn's remaining impact fee obligation. In October 2018, Wynn elected to pay the net present value lump sum of its Renewable Base Tariff Energy Rate ("R-BTER") obligation of $2 million, net of the $3 million credit. The PUCN ordered Nevada Power to establish a regulatory liability of $5 million amortized in equal monthly installments through December 2022 and to establish a regulatory asset of $3 million for the impact fee credit.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Nevada
Power. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for six years and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution-only service customer of Nevada Power. In February 2018, Caesars became a distribution-only service customer, started procuring energy from another energy supplier for its eligible meters in the Nevada Power service territory and began paying Nevada Power impact fees of $44 million in 72 equal monthly payments.

In June 2018, Station Casinos LLC ("Station"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Nevada Power. In October 2018, the PUCN approved an order allowing Station to purchase energy from alternative providers subject to conditions, including paying an impact fee of $15 million. In November 2018, Station filed a petition for reconsideration with the PUCN to allow Station to pay its share of the R-BTER in a single lump sum, receive a credit for a portion of impact fees previously paid by past 704B applicants and receive a credit for a portion of incremental transmission revenue associated with expected sales to others. In December 2018, the PUCN issued an order granting reconsideration and reaffirming the October 2018 order.

Emissions Reduction and Capacity Retirement Plan ("ERCR Plan")

In March 2017, Nevada Power retired Reid Gardner Unit 4, a 257-MW coal-fueled generating facility. The early retirement was approved by the PUCN in December 2016 as a part of Nevada Power's second amendment to the ERCR Plan. The remaining net book value of $151 million was moved from property, plant and equipment, net to noncurrent regulatory assets on the Consolidated Balance Sheet in March 2017, in compliance with the ERCR Plan. Refer to Note 12 for additional information on the ERCR Plan.

(6)    Credit Facility

Nevada Power has a $400 million secured credit facility expiring in June 2021 with a one-year extension option subject to lender consent. The credit facility, which is for general corporate purposes and provide for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's credit ratings for its senior secured long‑term debt securities. As of December 31, 2018 and 2017, Nevada Power had no borrowings outstanding under the credit facility. Amounts due under Nevada Power's credit facility are collateralized by Nevada Power's general and refunding mortgage bonds. The credit facility requires Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)    Long-Term Debt and Financial and Capital Lease Obligations

Nevada Power's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
General and refunding mortgage securities:
6.500% Series O, due 2018	$—	$—	$324
6.500% Series S, due 2018	—	—	499
7.125% Series V, due 2019	500	500	499
6.650% Series N, due 2036	367	358	357
6.750% Series R, due 2037	349	346	346
5.375% Series X, due 2040	250	247	247
5.450% Series Y, due 2041	250	236	236
2.750%, Series BB, due 2020	575	574	—
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.800% Pollution Control Bonds Series 2017A, due 2032(1)	40	40	40
1.600% Pollution Control Bonds Series 2017, due 2036(1)	40	39	39
1.600% Pollution Control Bonds Series 2017B, due 2039(1)	13	13	13
Capital and financial lease obligations - 2.750% to 11.600%, due through 2054	463	463	475
Total long-term debt and financial and capital leases	$2,847	$2,816	$3,075

Reflected as:
Current portion of long-term debt and financial and capital lease obligations		$520	$842
Long-term debt and financial and capital lease obligations		2,296	2,233
Total long-term debt and financial and capital leases		$2,816	$3,075

(1)	Subject to mandatory purchase by Nevada Power in May 2020 at which date the interest rate may be adjusted from time to time.

Annual Payment on Long-Term Debt and Financial and Capital Leases

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2019 and thereafter, are as follows (in millions):

	Long-term	Capital and Financial
	Debt	Lease Obligations	Total

2019	$500	$78	$578
2020	575	77	652
2021	—	80	80
2022	—	76	76
2023	—	52	52
Thereafter	1,309	709	2,018
Total	2,384	1,072	3,456
Unamortized premium, discount and debt issuance cost	(31)	—	(31)
Executory costs	—	(74)	(74)
Amounts representing interest	—	(535)	(535)
Total	$2,353	$463	$2,816

In January 2019, Nevada Power issued $500 million of its 3.70% General and Refunding Mortgage Notes, Series CC, due May 2029.

The issuance of General and Refunding Mortgage Securities by Nevada Power is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2018, approximately $8.5 billion (based on original cost) of Nevada Power's property was subject to the liens of the mortgages.

Financial and Capital Lease Obligations

•
In 1984, Nevada Power entered into a 30-year capital lease for the Pearson Building with five, five-year renewal options beginning in year 2015. In February 2010, Nevada Power amended this capital lease agreement to include the lease of the adjoining parking lot and to exercise three of the five-year renewal options beginning in year 2015. There remain two additional renewal options which could extend the lease an additional ten years. Capital assets of $23 million and $24 million were included in property, plant and equipment, net as of December 31, 2018 and 2017, respectively.

•
In 2007, Nevada Power entered into a 20-year lease, with three 10-year renewal options, to occupy land and building for its Beltway Complex operations center in southern Nevada. Nevada Power accounts for the building portion of the lease as a capital lease and the land portion of the lease as an operating lease. Nevada Power transferred operations to the facilities in June 2009. Capital assets of $6 million were included in property, plant and equipment, net as of December 31, 2018 and 2017.

•
Nevada Power has long-term energy purchase contracts which qualify as capital leases. The leases were entered into between the years 1989 and 1990 and became commercially operable through 1993. The terms of the leases are for 30 years and expire between the years 2022-2023. Capital assets of $30 million and $34 million were included in property, plant and equipment, net as of December 31, 2018 and 2017, respectively.

•
Nevada Power has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms under the master lease agreement are typically five to seven years. Capital assets of $6 million and $3 million were included in property, plant and equipment, net as of December 31, 2018 and 2017, respectively.

•
ON Line was placed in-service on December 31, 2013. The Nevada Utilities entered into a long-term transmission use agreement, in which the Nevada Utilities have 25% interest and Great Basin Transmission South, LLC has 75% interest. Refer to Note 4 for additional information. The Nevada Utilities' share of the long-term transmission use agreement and ownership interest is split at 95% for Nevada Power and 5% for Sierra Pacific. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014. ON Line assets of $387 million and $396 million were included in property, plant and equipment, net as of December 31, 2018 and 2017, respectively.

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$—	$—	$7	$7
Money market mutual funds(1)	104	—	—	104
Investment funds	1	—	—	1
	$105	$—	$7	$112

Liabilities - commodity derivatives	$—	$—	$(4)	$(4)

As of December 31, 2017:
Assets - investment funds	$2	$—	$—	$2

Liabilities - commodity derivatives	$—	$—	$(3)	$(3)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of December 31, 2018, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

Nevada Power's investments in money market mutual funds and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Nevada Power's net commodity derivative assets or liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2018	2017	2016
Beginning balance	$(3)	$(14)	$(22)
Changes in fair value recognized in regulatory assets or liabilities	4	(3)	(4)
Settlements	2	14	12
Ending balance	$3	$(3)	$(14)

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

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,353	$2,651	$2,600	$3,088

(9)	Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, limitations on bonus depreciation for utility property and the elimination of the deduction for production activities. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, Nevada Power reduced deferred income tax liabilities $787 million. As it was probable the change in deferred taxes would be passed back to customers through regulatory mechanisms, Nevada Power increased net regulatory liabilities by $792 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Nevada Power recorded the impacts of the 2017 Tax Reform in December 2017 and believed all the impacts to be complete with the exception of the interpretation of the bonus depreciation rules. Nevada Power determined the amounts recorded and the interpretation relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Nevada Power believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, Nevada Power finalized its provisional amounts and recorded a current tax benefit and deferred tax expense of $12 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform and Nevada Power's regulatory nature, Nevada Power reduced the associated deferred income tax liabilities $5 million and increased regulatory liabilities by the same amount.

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2018	2017	2016

Current – Federal	$84	$62	$68
Deferred – Federal	(13)	95	79
Uncertain tax positions	2	—	—
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$72	$156	$146

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
Non-deductible expenses	3	—	—
Effect of ratemaking	—	1	—
Effect of tax rate change	—	1	—
Other	—	1	(1)
Effective income tax rate	24%	38%	34%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017
Deferred income tax assets:
Regulatory liabilities	$209	$201
Capital and financial leases	97	100
Employee benefits	15	18
Customer advances	18	14
Other	9	6
Total deferred income tax assets	348	339

Deferred income tax liabilities:
Property related items	(799)	(796)
Regulatory assets	(196)	(206)
Capital and financial leases	(94)	(97)
Other	(8)	(7)
Total deferred income tax liabilities	(1,097)	(1,106)
Net deferred income tax liability	$(749)	$(767)

The United States Internal Revenue Service has closed its examination of NV Energy’s consolidated income tax returns through December 31, 2008, and the statute of limitations has expired for NV Energy’s consolidated income tax returns through the short year ended December 19, 2013. The statute of limitations expiring may not preclude the Internal Revenue Service from adjusting the federal net operating loss carryforward utilized in a year for which the examination is not closed.

(10)    Employee Benefit Plans

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power contributed $19 million, $1 million and $36 million to the Qualified Pension Plan for the year ended December 31, 2018, 2017 and 2016, respectively. Nevada Power contributed $1 million, $1 million and $- million to the Non-Qualified Pension Plans for the year ended December 31, 2018, 2017 and 2016, respectively. Nevada Power contributed $- million to the Other Postretirement Plans for the year ended December 31, 2018 and did not make any contributions for the years ended December 31, 2017 and 2016. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31 (in millions):

	2018	2017
Qualified Pension Plan -
Other long-term liabilities	$(26)	$(23)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(10)

Other Postretirement Plans -
Other long-term liabilities	(1)	1

(11)    Asset Retirement Obligations

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

Nevada Power does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $320 million and $307 million as of December 31, 2018 and 2017, respectively.

The following table presents Nevada Power's ARO liabilities by asset type as of December 31 (in millions):

	2018	2017

Waste water remediation	$37	$39
Evaporative ponds and dry ash landfills	12	11
Asbestos	5	3
Solar	2	3
Other	27	24
Total asset retirement obligations	$83	$80

The following table reconciles the beginning and ending balances of Nevada Power's ARO liabilities for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$80	$83
Change in estimated costs	11	6
Retirements	(11)	(13)
Accretion	3	4
Ending balance	$83	$80

Reflected as:
Other current liabilities	$13	$4
Other long-term liabilities	70	76
	$83	$80

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

(12)	Commitments and Contingencies

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

In compliance with Senate Bill No. 123, Nevada Power retired 557 MWs of coal-fueled generation in 2017 and will retire an additional 255 MWs of coal-fueled generation in 2019. Consistent with the Emissions Reduction and Capacity Replacement Plan ("ERCR Plan"), between 2014 and 2016, Nevada Power acquired 536 MWs of natural gas generating resources, executed long-term power purchase agreements for 200 MWs of nameplate renewable energy capacity and constructed a 15-MW solar photovoltaic facility. Nevada Power has the option to acquire 35 MWs of nameplate renewable energy capacity in the future under the ERCR Plan, subject to PUCN approval.

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

Commitments

Nevada Power has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2018 are as follows (in millions):

	2019	2020	2021	2022	2023	2024 and Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$612	$459	$379	$383	$386	$4,925	$7,144
Fuel and capacity contract commitments (not commercially operable)	—	1	6	40	40	982	1,069
Operating leases and easements	10	7	7	8	7	59	98
Maintenance, service and other contracts	46	41	44	37	23	26	217
Total commitments	$668	$508	$436	$468	$456	$5,992	$8,528

Fuel and Capacity Contract Commitments

Purchased Power

Nevada Power has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2019 to 2067. Purchased power includes contracts which meet the definition of a lease. Nevada Power's operations and maintenance expense for purchase power contracts which met the lease criteria for 2018, 2017 and 2016 were $271 million, $310 million and $302 million, respectively, and are recorded as cost of fuel, energy and capacity on the Consolidated Statements of Operations.

Coal and Natural Gas

Nevada Power has a contract for the transportation of coal that extends through 2019. Additionally, gas transportation contracts expire from 2022 to 2032 and the gas supply contracts expires from 2019 to 2020.

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

Operating Leases and Easements

Nevada Power has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, vehicles and land. These leases generally require Nevada Power to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Nevada Power also has non-cancelable easements for land. Operations and maintenance expense on non-cancelable operating leases and easements totaled $7 million, $9 million and $13 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Maintenance, Service and Other Contracts

Nevada Power has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2019 to 2026.

(13)    Revenues from Contracts with Customers

The following table summarizes Nevada Power's revenue by customer class for the year ended December 31 (in millions):

2018
Customer Revenue:
Retail:
Residential	$1,195
Commercial	433
Industrial	425
Other	24
Total fully bundled	2,077
Distribution only service	30
Total retail	2,107
Wholesale, transmission and other	53
Total Customer Revenue	2,160
Other revenue	24
Total revenue	$2,184

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Nevada Power would recognize a contract asset or contract liability depending on the relationship between Nevada Power's performance and the customer's payment. As of December 31, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Consolidated Balance Sheets.

(14)	Related Party Transactions

Nevada Power has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to Nevada Power under this agreement totaled $2 million for the years ended December 31, 2018, 2017 and 2016.

Kern River Gas Transmission Company, an indirect subsidiary of BHE, provided natural gas transportation and other services to Nevada Power of $58 million, $66 million and $68 million for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, Nevada Power's Consolidated Balance Sheets included amounts due to Kern River Gas Transmission Company of $4 million and $5 million, respectively.

Nevada Power provided electricity and other services to PacifiCorp, an indirect subsidiary of BHE, of $3 million, $3 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively. Receivables associated with these services were $- million as of December 31, 2018 and 2017. PacifiCorp provided electricity and the sale of renewable energy credits to Nevada Power of $- million for the years ended December 31, 2018, 2017 and 2016. Payables associated with these transactions were $- million as of December 31, 2018 and 2017.

Nevada Power provided electricity to Sierra Pacific of $91 million, $104 million and $78 million for the years ended December 31, 2018, 2017 and 2016, respectively. Receivables associated with these transactions were $6 million and $10 million as of December 31, 2018 and 2017, respectively. Nevada Power purchased electricity from Sierra Pacific of $28 million, $21 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively. Payables associated with these transactions were $1 million and $- million as of December 31, 2018 and 2017, respectively.

Nevada Power incurs intercompany administrative and shared facility costs with NV Energy and Sierra Pacific. These transactions are governed by an intercompany service agreement and are priced at cost. Nevada Power provided services to NV Energy of $1 million, $- million and $1 million for each of the years ending December 31, 2018, 2017 and 2016, respectively. NV Energy provided services to Nevada Power of $7 million, $10 million and $10 million for the years ending December 31, 2018, 2017 and 2016, respectively. Nevada Power provided services to Sierra Pacific of $28 million, $27 million and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively. Sierra Pacific provided services to Nevada Power of $15 million, $17 million and $14 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, Nevada Power's Consolidated Balance Sheets included amounts due to NV Energy of $26 million and $29 million, respectively. There were no receivables due from NV Energy as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, Nevada Power's Consolidated Balance Sheets included receivables due from Sierra Pacific of $5 million. There were no payables due to Sierra Pacific as of December 31, 2018 and 2017.

Nevada Power is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway consolidated United States federal income tax return. Federal income taxes payable to NV Energy were $4 million and $38 million as of December 31, 2018 and 2017, respectively. Nevada Power made cash payments of $117 million, $89 million and $- million for federal income taxes for the years ended December 31, 2018, 2017 and 2016, respectively.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of Nevada Power and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(15)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and December 31, 2017, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$111	$57
Restricted cash and cash equivalents included in other current assets	10	9
Total cash and cash equivalents and restricted cash and cash equivalents	$121	$66

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2018	2017	2016

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$166	$167	$173
Income taxes paid	$117	$89	$—

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$34	$18	$19
Capital and financial lease obligations incurred	$1	$—	$(1)

(16)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Operating revenues	$395	$562	$820	$407
Operating income	40	122	247	37
Net income	—	64	164	(2)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017

Operating revenues	$392	$574	$819	$421
Operating income	52	157	317	37
Net income	10	77	176	(8)

Sierra Pacific Power Company
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

The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Sierra Pacific during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other factors. This discussion should be read in conjunction with Sierra Pacific's historical Financial Statements and Notes to Financial Statements in Item 8 of this Form 10‑K. Sierra Pacific's actual results in the future could differ significantly from the historical results.

Results of Operations

Net income for the year ended December 31, 2018 was $92 million, a decrease of $17 million, or 16%, compared to 2017, primarily due to $23 million of higher operations and maintenance expense, primarily due to increased political activity expenses and $15 million of lower electric utility margin, primarily due to lower average retail rates including rate impacts related to the tax rate reduction rider as a result of the Tax Cuts and Jobs Act (the "2017 Tax Reform"). These decreases were partially offset by lower income tax expense of $25 million, primarily from a lower federal tax rate due to the impact of the 2017 Tax Reform.

Net income for the year ended December 31, 2017 was $109 million, an increase of $25 million, or 30%, compared to 2016, which includes $1 million of tax benefit from 2017 Tax Reform. Excluding the impact of 2017 Tax Reform, adjusted net income was $108 million, an increase of $24 million compared to 2016, due to lower interest on deferred charges and long-term debt of $11 million, higher electric utility margins of $8 million, lower depreciation and amortization primarily due to regulatory amortizations of $4 million and lower operating costs of $4 million. The increase in electric utility margin was due to the impacts of weather, higher transmission revenue and customer usage patterns, partially offset by lower wholesale revenue due to lower volumes.

Non-GAAP Financial Measure
Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, electric utility margin and natural gas utility margin, to help evaluate results of operations. Electric utility margin is calculated as electric operating revenue less cost of fuel and energy while natural gas utility margin is calculated as natural gas operating revenue less cost of natural gas purchased for resale, which are captions presented on the Statements of Operations.
Sierra Pacific's cost of fuel and energy and cost of natural gas purchased for resale are generally recovered from its customers through regulatory recovery mechanisms and as a result, changes in Sierra Pacific's expenses result in comparable to changes to revenue. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explains profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.
Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	2018	2017	Change		2017	2016	Change
Electric utility margin:
Electric operating revenue	$752	$713	$39	5%	$713	$702	$11	2%
Cost of fuel and energy	322	268	54	20	268	265	3	1
Electric utility margin	430	445	(15)	(3)	445	437	8	2

Natural gas utility margin:
Natural gas operating revenue	103	99	4	4%	99	110	(11)	(10)%
Cost of natural gas purchased for resale	49	42	7	17	42	55	(13)	(24)
Natural gas utility margin	54	57	(3)	(5)	57	55	2	4

Utility margin	484	502	(18)	(4)%	502	492	10	2%

Operations and maintenance	190	167	23	14%	167	169	(2)	(1)%
Depreciation and amortization	119	114	5	4	114	118	(4)	(3)
Property and other taxes	23	24	(1)	(4)	24	24	—	—
Operating income	$152	$197	$(45)	(23)	$197	$181	$16	9

A comparison of Sierra Pacific's key operating results is as follows:

Electric Utility Margin

	2018	2017	Change		2017	2016	Change
Electric utility margin (in millions):
Electric operating revenue	$752	$713	$39	5%	$713	$702	$11	2%
Cost of fuel and energy	322	268	54	20	268	265	3	1
Electric utility margin	$430	$445	$(15)	(3)	$445	$437	$8	2

GWhs sold:
Residential	2,483	2,492	(9)	—%	2,492	2,375	117	5%
Commercial	2,998	2,954	44	1	2,954	2,933	21	1
Industrial	3,387	3,176	211	7	3,176	3,014	162	5
Other	16	16	—	—	16	16	—	—
Total fully bundled(1)	8,884	8,638	246	3	8,638	8,338	300	4
Distribution only service	1,516	1,394	122	9	1,394	1,360	34	3
Total retail	10,400	10,032	368	4	10,032	9,698	334	3
Wholesale	558	561	(3)	(1)	561	662	(101)	(15)
Total GWhs sold	10,958	10,593	365	3	10,593	10,360	233	2

Average number of retail customers (in thousands):
Residential	300	295	5	2%	295	291	4	1%
Commercial	47	47	—	—	47	47	—	—
Total	347	342	5	1	342	338	4	1

Average per MWh:
Revenue - retail fully bundled(1)	$78.32	$76.90	$1.42	2%	$76.90	$78.08	$(1.18)	(2)%
Revenue - wholesale	$50.11	$50.29	$(0.18)	—%	$50.29	$52.05	$(1.76)	(3)%
Total cost of energy(2)(3)	$32.96	$27.35	$5.61	21%	$27.35	$28.16	$(0.81)	(3)%

Heating degree days	4,450	4,523	(73)	(2)%	4,523	4,185	338	8%
Cooling degree days	1,290	1,401	(111)	(8)%	1,401	1,088	313	29%

Sources of energy (GWhs)(3)(4):
Natural gas	4,681	4,280	401	9%	4,280	4,290	(10)	—%
Coal	834	457	377	82	457	751	(294)	(39)
Renewables(5)	35	36	(1)	(3)	36	—	36	—
Total energy generated	5,550	4,773	777	16	4,773	5,041	(268)	(5)
Energy purchased	4,229	5,017	(788)	(16)	5,017	4,383	634	14
Total	9,779	9,790	(11)	—	9,790	9,424	366	4

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

(3)
The average total cost of energy per MWh and sources of energy excludes 54 GWhs of coal and 183 GWhs of gas generated energy that is purchased at cost by related parties for the year ended December 31, 2018. There were no GWhs of coal or gas excluded for the years ended December 31, 2017 and 2016.

(4)	GWh amounts are net of energy used by the related generating facilities.

(5)	Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.

Natural Gas Utility Margin

	2018	2017	Change		2017	2016	Change
Natural gas utility margin (in millions):
Natural gas operating revenue	$103	$99	$4	4%	$99	$110	$(11)	(10)%
Natural gas purchased for resale	49	42	7	17	42	55	(13)	(24)
Natural gas utility margin	$54	$57	$(3)	(5)	$57	$55	$2	4

Dth sold:
Residential	10,102	10,291	(189)	(2)%	10,291	9,207	1,084	12%
Commercial	5,128	5,153	(25)	—	5,153	4,679	474	10
Industrial	1,927	1,822	105	6	1,822	1,548	274	18
Total retail	17,157	17,266	(109)	(1)	17,266	15,434	1,832	12

Average number of retail customers (in thousands)	167	164	3	2%	164	162	2	1%
Average revenue per retail Dth sold:	$6.00	$5.73	$0.27	5%	$5.73	$7.13	$(1.40)	(20)%
Average cost of natural gas per retail Dth sold	$2.86	$2.43	$0.43	18%	$2.43	$3.56	$(1.13)	(32)%
Heating degree days	4,450	4,523	(73)	(2)%	4,523	4,185	338	8%

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

Electric utility margin decreased $15 million, or 3%, for 2018 compared to 2017 primarily due to $18 million in lower retail rates from the tax rate reduction rider as a result of 2017 Tax Reform offset by $2 million of customer growth.

Natural gas utility margin decreased $3 million, or 5%, for 2018 compared to 2017 primarily due to lower retail rates from the tax rate reduction rider as a result of 2017 Tax Reform.

Operations and maintenance increased $23 million, or 14%, for 2018 compared to 2017 primarily due to increased political activity expenses.

Depreciation and amortization increased $5 million, or 4%, for 2018 compared to 2017 primarily due to higher plant placed in service.

Other income (expense) is favorable $3 million, or 9%, for 2018 compared to 2017 primarily due to lower pension expense.

Income tax expense decreased $25 million, or 45%, for 2018 compared to 2017. The effective tax rate was 25% in 2018 and 34% in 2017. The decrease in the effective tax rate is primarily due to 2017 Tax Reform, which reduced the United States federal corporate income tax rate from 35% to 21%, effective January 1, 2018, offset by an increase in nondeductible expenses.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Electric utility margin increased $8 million or 2% for 2017 compared to 2016 due to:

•	$8 million higher customer usage primarily from the impacts of weather;

•	$3 million in higher transmission revenue; and

•	$2 million from customer usage patterns.
The increase in gross margin was offset by:

•	$6 million in decreased wholesale revenue due to lower volumes.

Natural gas utility margin increased $2 million, or 4%, for 2017 compared to 2016 primarily due to higher customer usage from the impacts of weather.

Operations and maintenance decreased $2 million, or 1%, for 2017 compared to 2016 primarily due to disallowances resulting from the settlement of the regulatory rate review in 2016 of $5 million.

Depreciation and amortization decreased $4 million, or 3%, for 2017 compared to 2016 primarily due to the expiration of various regulatory amortizations.

Other income (expense) is favorable $15 million, or 31%, for 2017 compared to 2016 primarily due to a decrease in interest expense from lower rates on outstanding debt balances, lower interest expense on deferred charges and an increase in allowance for funds used during construction.

Income tax expense increased $6 million, or 12%, for 2017 compared to 2016. The effective tax rate was 34% for 2017 and 37% for 2016. The decrease in the effective tax rate is primarily due to the effects of 2017 Tax Reform.

Liquidity and Capital Resources

As of December 31, 2018, Sierra Pacific's total net liquidity was $241 million as follows (in millions):

Cash and cash equivalents	$71

Credit facilities(1)	250
Less -
Letters of credit and tax-exempt bond support	(80)
Net credit facilities	170

Total net liquidity	$241
Credit facilities:
Maturity dates	2021

(1)	Refer to Note 6 of Notes to Financial Statements in Item 8 of this Form 10-K for further discussion regarding Sierra Pacific's credit facility.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2018 and 2017 were $275 million and $181 million, respectively. The change was due to a decrease in fuel costs and an increase in collections from customers from higher deferred energy rates, partially offset by higher operating costs, higher federal tax payments and higher contributions to the pension plan.

Net cash flows from operating activities for the years ended December 31, 2017 and 2016 were $181 million and $243 million, respectively. The change was due to higher payments for fuel costs, partially offset by lower contributions to the pension plan.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2018 and 2017 were $(205) million and $(186) million, respectively. The change was primarily due to increased capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2017 and 2016 were $(186) million and $(194) million, respectively. The change was primarily due to decreased capital expenditures.

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2018 and 2017 were $(2) million and $(47) million, respectively. The change was due to higher dividends paid to NV Energy, Inc. of $45 million in 2017.

Net cash flows from financing activities for the years ended December 31, 2017 and 2016 were $(47) million and $(100) million, respectively. The change was due to lower repayments of long-term debt and lower dividends paid to NV Energy, Inc. in 2017, offset by lower proceeds from issuance of long-term debt.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2018, Sierra Pacific has financing authority from the PUCN consisting of the ability to issue long-term and short-term debt securities so long as the total amount of debt outstanding (excluding borrowings under Sierra Pacific's $250 million secured credit facility) does not exceed $1.6 billion as measured at the end of each calendar quarter. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of December 31, 2018. In addition, certain financing agreements contain covenants which are currently suspended as Sierra Pacific's senior secured debt is rated investment grade. However, if Sierra Pacific's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Sierra Pacific would be subject to limitations under these covenants.

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

Sierra Pacific's indenture creates a lien on substantially all of Sierra Pacific's properties in Nevada. As of December 31, 2018, $4.1 billion of Sierra Pacific's assets were pledged. Sierra Pacific had the capacity to issue $1.4 billion of additional general and refunding mortgage securities as of December 31, 2018 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Sierra Pacific also has the ability to release property from the lien of Sierra Pacific's indenture on the basis of net property additions, cash or retired bonds. To the extent Sierra Pacific releases property from the lien of Sierra Pacific's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecasted
	2016	2017	2018	2019	2020	2021

Distribution	$115	$88	$162	$149	$108	101
Transmission system investment	12	12	5	36	19	30
Other	67	86	34	64	39	50
Total	$194	$186	$201	$249	$166	$181

Sierra Pacific's forecast capital expenditures include investments that relate to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

Sierra Pacific has contractual cash obligations that may affect its financial condition. The following table summarizes Sierra Pacific's material contractual cash obligations as of December 31, 2018 (in millions):

	Payments Due by Periods
	2019	2020 - 2021	2022 - 2023	2024 and Thereafter	Total
Long-term debt	$—	$—	$250	$871	$1,121
Interest payments on long-term debt(1)	39	81	81	311	512
Capital leases, including interest(2)	4	5	4	11	24
ON Line financial lease, including interest(2)	2	4	4	36	46
Fuel and capacity contract commitments(1)	204	271	142	502	1,119
Fuel and capacity contract commitments (not commercially operable)(1)	8	44	116	1,394	1,562
Operating leases and easements(1)	4	8	5	56	73
Asset retirement obligations	—	—	—	14	14
Maintenance, service and other contracts(1)	8	13	8	1	30
Total contractual cash obligations	$269	$426	$610	$3,196	$4,501

(1)	Not reflected on the Balance Sheets.

(2)	Interest is not reflected on the Balance Sheets.

Sierra Pacific has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 6), uncertain tax positions (Note 9) and asset retirement obligations (Note 11), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Financial Statements in Item 8 of this Form 10‑K for additional information.

Regulatory Matters

Sierra Pacific is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further discussion regarding Sierra Pacific's general regulatory framework and current regulatory matters.

Environmental Laws and Regulations

Sierra Pacific is subject to federal, state and local laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Sierra Pacific's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. Sierra Pacific believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and Sierra Pacific is unable to predict the impact of the changing laws and regulations on its operations and financial results. Refer to "Liquidity and Capital Resources" for discussion of Sierra Pacific's forecasted environmental-related capital expenditures.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the three recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2018, the applicable credit ratings obtained from recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2018, Sierra Pacific would have been required to post $14 million of additional collateral. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

Inflation

Historically, overall inflation and changing prices in the economies where Sierra Pacific operates has not had a significant impact on Sierra Pacific's financial results. Sierra Pacific operates under a cost-of-service based rate structure administered by the PUCN and the FERC. Under this rate structure, Sierra Pacific is allowed to include prudent costs in its rates, including the impact of inflation after Sierra Pacific experiences cost increases. Fuel and purchase power costs are recovered through a balancing account, minimizing the impact of inflation related to these costs. Sierra Pacific attempts to minimize the potential impact of inflation on its operations through the use of periodic rate adjustments for fuel and energy costs, by employing prudent risk management and hedging strategies and by considering, among other areas, its impact on purchases of energy, operating expenses, materials and equipment costs, contract negotiations, future capital spending programs and long-term debt issuances. There can be no assurance that such actions will be successful.

New Accounting Pronouncements

For a discussion of new accounting pronouncements affecting Sierra Pacific, refer to Note 2 of Notes to Financial Statements in Item 8 of this Form 10-K.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by Sierra Pacific's methods, judgments and assumptions used in the preparation of the Financial Statements and should be read in conjunction with Sierra Pacific's Summary of Significant Accounting Policies included in Sierra Pacific's Note 2 of Notes to Financial Statements in Item 8 of this Form 10-K.

Accounting for the Effects of Certain Types of Regulation

Sierra Pacific prepares its Financial Statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, Sierra Pacific defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

Sierra Pacific continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Sierra Pacific's ability to recover its costs. Sierra Pacific believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as accumulated other comprehensive income (loss). Total regulatory assets were $321 million and total regulatory liabilities were $509 million as of December 31, 2018. Refer to Sierra Pacific's Note 5 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's regulatory assets and liabilities.

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2018, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Income Taxes

In determining Sierra Pacific's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by Sierra Pacific's various regulatory commissions. Sierra Pacific's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Sierra Pacific recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of Sierra Pacific's federal, state and local income tax examinations is uncertain, Sierra Pacific believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Sierra Pacific's financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Statements of Operations. Refer to Sierra Pacific's Note 9 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's income taxes.

Sierra Pacific is probable to pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to its customers. As of December 31, 2018, these amounts were recognized as a net regulatory liability of $270 million and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $57 million as of December 31, 2018. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Sierra Pacific's Balance Sheets include assets and liabilities with fair values that are subject to market risks. Sierra Pacific's significant market risks are primarily associated with commodity prices, interest rates and the extension of credit to counterparties with which Sierra Pacific transacts. The following discussion addresses the significant market risks associated with Sierra Pacific's business activities. Sierra Pacific has established guidelines for credit risk management. Refer to Note 2 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's contracts accounted for as derivatives.

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

Interest Rate Risk

Sierra Pacific is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. Sierra Pacific manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, Sierra Pacific's fixed-rate long-term debt does not expose Sierra Pacific to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Balance Sheets, changes in fair value would impact earnings and cash flows only if Sierra Pacific were to reacquire all or a portion of these instruments prior to their maturity. The nature and amount of Sierra Pacific's short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 6 and 7 of Notes to Financial Statements in Item 8 of this Form 10-K for additional discussion of Sierra Pacific's short- and long-term debt.

As of December 31, 2018 and 2017, Sierra Pacific had short- and long-term variable-rate obligations totaling $80 million that expose Sierra Pacific to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Sierra Pacific's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2018 and 2017.

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

As of December 31, 2018, Sierra Pacific's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sierra Pacific Power Company ("Sierra Pacific") as of December 31, 2018 and 2017, the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sierra Pacific as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of Sierra Pacific's management. Our responsibility is to express an opinion on Sierra Pacific's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Sierra Pacific in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Las Vegas, Nevada
February 22, 2019
We have served as Sierra Pacific's auditor since 1996.

SIERRA PACIFIC POWER COMPANY
BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$71	$4
Accounts receivable, net	109	112
Inventories	52	49
Regulatory assets	7	32
Other current assets	24	17
Total current assets	263	214

Property, plant and equipment, net	2,984	2,892
Regulatory assets	314	300
Other assets	8	7

Total assets	$3,569	$3,413

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$116	$92
Accrued interest	13	14
Accrued property, income and other taxes	14	10
Regulatory liabilities	18	19
Current portion of long-term debt and financial and capital lease obligations	3	2
Customer deposits	18	15
Other current liabilities	15	12
Total current liabilities	197	164

Long-term debt and financial and capital lease obligations	1,155	1,152
Regulatory liabilities	491	481
Deferred income taxes	331	330
Other long-term liabilities	131	114
Total liabilities	2,305	2,241

Commitments and contingencies (Note 12)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Other paid-in capital	1,111	1,111
Retained earnings (accumulated deficit)	153	62
Accumulated other comprehensive loss, net	—	(1)
Total shareholder's equity	1,264	1,172

Total liabilities and shareholder's equity	$3,569	$3,413

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Operating revenue:
Electric	$752	$713	$702
Natural gas	103	99	110
Total operating revenue	855	812	812

Operating costs and expenses:
Cost of fuel, energy and capacity	322	268	265
Natural gas purchased for resale	49	42	55
Operations and maintenance	190	167	169
Depreciation and amortization	119	114	118
Property and other taxes	23	24	24
Total operating costs and expenses	703	615	631

Operating income	152	197	181

Other income (expense):
Interest expense	(44)	(43)	(54)
Allowance for borrowed funds	1	2	4
Allowance for equity funds	4	3	(1)
Other, net	9	5	3
Total other income (expense)	(30)	(33)	(48)

Income before income tax expense	122	164	133
Income tax expense	30	55	49
Net income	$92	$109	$84

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

				Retained	Accumulated
			Other	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit)	Loss, Net	Equity
Balance, December 31, 2015	1,000	$—	$1,111	$(35)	$—	$1,076
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(51)	—	(51)
Other equity transactions	—	—	—	—	(1)	(1)
Balance, December 31, 2016	1,000	—	1,111	(2)	(1)	1,108
Net income	—	—	—	109	—	109
Dividends declared	—	—	—	(45)	—	(45)
Balance, December 31, 2017	1,000	—	1,111	62	(1)	1,172
Net income	—	—	—	92	—	92
Other equity transactions	—	—	—	(1)	1	—
Balance, December 31, 2018	1,000	$—	$1,111	$153	$—	$1,264

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities:
Net income	$92	$109	$84
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	—	—	5
Depreciation and amortization	119	114	118
Allowance for equity funds	(4)	(4)	1
Deferred income taxes and amortization of investment tax credits	7	55	49
Changes in regulatory assets and liabilities	42	17	(17)
Deferred energy	9	(20)	53
Amortization of deferred energy	(10)	(47)	(54)
Other, net	—	(4)	—
Changes in other operating assets and liabilities:
Accounts receivable and other assets	3	4	7
Inventories	(4)	(3)	(6)
Accrued property, income and other taxes	3	1	(3)
Accounts payable and other liabilities	18	(41)	6
Net cash flows from operating activities	275	181	243

Cash flows from investing activities:
Capital expenditures	(205)	(186)	(194)
Net cash flows from investing activities	(205)	(186)	(194)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	1,089
Repayments of long-term debt and financial and capital lease obligations	(2)	(2)	(1,138)
Dividends paid	—	(45)	(51)
Net cash flows from financing activities	(2)	(47)	(100)

Net change in cash and cash equivalents and restricted cash and cash equivalents	68	(52)	(51)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	8	60	111
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$76	$8	$60

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)    Organization and Operations

Sierra Pacific Power Company ("Sierra Pacific") is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company ("Nevada Power") and certain other subsidiaries. Sierra Pacific is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers and regulated retail natural gas customers primarily in northern Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2018, 2017 and 2016.

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

Accounting for the Effects of Certain Types of Regulation

Sierra Pacific prepares its Financial Statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, Sierra Pacific defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

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

Cash Equivalents and Restricted Cash and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in other current assets and other assets on the Balance Sheets.

Allowance for Doubtful Accounts

Accounts receivable are stated at the outstanding principal amount, net of an estimated allowance for doubtful accounts. The allowance for doubtful accounts is based on Sierra Pacific's assessment of the collectibility of amounts owed to Sierra Pacific by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. Sierra Pacific also has the ability to assess deposits on customers who have delayed payments or who are deemed to be a credit risk. The change in the balance of the allowance for doubtful accounts, which is included in accounts receivable, net on the Balance Sheets, is summarized as follows for the years ended December 31 (in millions):

	2018	2017	2016
Beginning balance	$2	$2	$1
Charged to operating costs and expenses, net	1	2	2
Write-offs, net	(1)	(2)	(1)
Ending balance	$2	$2	$2

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

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases or normal sales. Normal purchases or normal sales contracts are not marked‑to‑market and settled amounts are recognized as cost of fuel, energy and capacity or natural gas purchased for resale on the Statements of Operations.

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

Inventories

Inventories consist mainly of materials and supplies totaling $44 million and $42 million as of December 31, 2018 and 2017, respectively, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $8 million and $7 million as of December 31, 2018 and 2017, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Depreciation and amortization are generally computed by applying the composite or straight-line method based on either estimated useful lives or mandated recovery periods as prescribed by Sierra Pacific's various regulatory authorities. Depreciation studies are completed by Sierra Pacific to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by the applicable regulatory commission. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as a non-current regulatory liability on the Balance Sheets. As actual removal costs are incurred, the associated liability is reduced.

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

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Sierra Pacific is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Sierra Pacific's AFUDC rate used during 2018 and 2017 was 6.65% for electric, 5.74% and 5.63% for natural gas, respectively, and 6.55% for common facilities.

Asset Retirement Obligations

Sierra Pacific recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. Sierra Pacific's AROs are primarily associated with its generating facilities. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment, net) and for accretion of the ARO liability due to the passage of time. The difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability on the Balance Sheets. The costs are not recovered in rates until the work has been completed.

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2018, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Income Taxes

Berkshire Hathaway includes Sierra Pacific in its consolidated United States federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using estimated income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property-related basis differences and other various differences that Sierra Pacific deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

In determining Sierra Pacific's income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by Sierra Pacific's various regulatory commissions. Sierra Pacific's income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Sierra Pacific recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of Sierra Pacific's federal, state and local income tax examinations is uncertain, Sierra Pacific believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Sierra Pacific's financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Statements of Operations.

Revenue Recognition

Sierra Pacific uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which Sierra Pacific expects to be entitled in exchange for those goods or services. Sierra Pacific records sales, franchise and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Statements of Operations.

Substantially all of Sierra Pacific's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 840, "Leases" and amounts not considered Customer Revenue within Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers".

Revenue recognized is equal to what Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific's performance to date and includes billed and unbilled amounts. As of December 31, 2018 and December 31, 2017, accounts receivables, net on the Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $57 million and $62 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing on a straight-line basis.

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, which amends FASB ASC Topic 715, "Compensation - Retirement Benefits." The amendments in this guidance require that an employer disaggregate the service cost component from the other components of net benefit cost and report the service cost component in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the statement of operations separately from the service cost component and outside the subtotal of operating income. Additionally, the guidance only allows the service cost component to be eligible for capitalization when applicable. Sierra Pacific adopted this guidance January 1, 2018 prospectively for the capitalization of the service cost component in the Balance Sheets and retrospectively for the presentation of the service cost component and the other components of net benefit cost in the Statements of Operations applying the practical expedient to use the amounts previously disclosed in the Notes to Financial Statements as the estimation basis for applying the retrospective presentation requirement. As a result, amounts other than the service cost for pension and other postretirement benefit plans for the years ended December 31, 2017 and 2016 of $1 million and $(1) million, respectively, have been reclassified to Other, net in the Statements of Operations.

In November 2016, the FASB issued ASU No. 2016-18, which amends FASB ASC Subtopic 230-10, "Statement of Cash Flows - Overall." The amendments in this guidance require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Sierra Pacific adopted this guidance effective January 1, 2018 which did not have a material impact on its Financial Statements.

In August 2016, the FASB issued ASU No. 2016-15, which amends FASB ASC Topic 230, "Statement of Cash Flows." The amendments in this guidance address the classification of eight specific cash flow issues within the statement of cash flows with the objective of reducing the existing diversity in practice. Sierra Pacific adopted this guidance retrospectively effective January 1, 2018 which did not have a material impact on its Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, which creates FASB ASC Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. During 2018, the FASB issued several ASUs that clarified the implementation guidance and provided optional transition practical expedients for ASU No. 2016-02 including ASU No. 2018-01 that allows companies to forgo evaluating existing land easements if they were not previously accounted for under ASC Topic 840, "Leases," ASU No. 2018-11 that allows companies to apply the new guidance at the adoption date with the cumulative-effect adjustment to the opening balance of retained earnings recognized in the period of adoption and ASU No. 2018-20 that provides targeted improvements to lessor accounting, such as the handling of sales and other similar taxes. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted, and is required to be adopted using a modified retrospective approach. Sierra Pacific adopted this guidance effective January 1, 2019, for all contracts currently in effect. Sierra Pacific is finalizing its implementation efforts relative to the new guidance and currently expects to recognize operating lease right of use assets and lease liabilities of approximately $20 million based on the contracts currently in-effect. Sierra Pacific currently does not believe the adoption of the new guidance will have a material impact on its Financial Statements and disclosures included within Notes to Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09, which created FASB ASC Topic 606, "Revenue from Contracts with Customers" and superseded ASC Topic 605, "Revenue Recognition." The guidance replaced industry-specific guidance and established a single five-step model to identify and recognize Customer Revenue. The core principle of the guidance is that an entity should recognize revenue upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Following the issuance of ASU No. 2014-09, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2014-09 but did not change the core principle of the guidance. Sierra Pacific adopted this guidance for all applicable contracts as of January 1, 2018 under a modified retrospective method and the adoption did not have a cumulative effect impact at the date of initial adoption.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2018	2017
Utility plant:
Electric generation	25 - 60 years	$1,144	$1,144
Electric distribution	20 - 100 years	1,568	1,459
Electric transmission	50 - 100 years	835	786
Electric general and intangible plant	5 - 70 years	197	181
Natural gas distribution	35 - 70 years	403	390
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	321	294
Utility plant		4,482	4,268
Accumulated depreciation and amortization		(1,593)	(1,513)
Utility plant, net		2,889	2,755
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,894	2,760
Construction work-in-progress		90	132
Property, plant and equipment, net		$2,984	$2,892

All of Sierra Pacific's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Sierra Pacific's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2018, 2017 and 2016 was 3.1%, 3.0% and 3.0%, respectively. Sierra Pacific is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate review filings.

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

(4)    Jointly Owned Utility Facilities

Under joint facility ownership agreements, Sierra Pacific, as tenants in common, has undivided interests in jointly owned generation and transmission facilities. Sierra Pacific accounts for its proportionate share of each facility and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners based on their percentage of ownership or energy production, depending on the nature of the cost. Operating costs and expenses on the Statements of Operations include Sierra Pacific's share of the expenses of these facilities.

The amounts shown in the table below represent Sierra Pacific's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2018 (dollars in millions):

	Sierra			Construction
	Pacific's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Valmy Generating Station	50%	$389	$252	$1
ON Line Transmission Line	1	8	1	—
Valmy Transmission	50	4	2	—
Total		$401	$255	$1

(5)    Regulatory Matters

Regulatory assets represent costs that are expected to be recovered in future rates. Sierra Pacific's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2018	2017

Employee benefit plans(1)	8 years	$132	$110
Merger costs from 1999 merger	28 years	74	77
Abandoned projects	7 years	29	34
Renewable energy programs	1 year	4	23
Losses on reacquired debt	16 years	19	21
Other	Various	63	67
Total regulatory assets		$321	$332

Reflected as:
Current assets		$7	$32
Other assets		314	300
Total regulatory assets		$321	$332

(1)	Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

Sierra Pacific had regulatory assets not earning a return on investment of $190 million and $188 million as of December 31, 2018 and 2017, respectively. The regulatory assets not earning a return on investment primarily consist of merger costs from the 1999 merger, a portion of the employee benefit plans, losses on reacquired debt, asset retirement obligations and legacy meters.

Regulatory liabilities represent amounts that are expected to be returned to customers in future periods. Sierra Pacific's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2018	2017

Deferred income taxes(1)	28 years	$270	$264
Cost of removal(2)	40 years	210	211
Deferred energy costs	1 year	—	8
Other	Various	29	17
Total regulatory liabilities		$509	$500

Reflected as:
Current liabilities		$18	$19
Other long-term liabilities		491	481
Total regulatory liabilities		$509	$500

(1)
Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to accelerated tax depreciation and certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse. Amount includes regulatory liabilities with an indeterminate life of $21 million and $- million as of December 31, 2018 and 2017, respectively. See Note 9 for further discussion of 2017 Tax Reform impacts.

(2)
Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices.

Deferred Energy

Nevada statutes permit regulated utilities to adopt deferred energy accounting procedures. The intent of these procedures is to ease the effect on customers of fluctuations in the cost of purchased natural gas, fuel and electricity and are subject to annual prudency review by the PUCN. Under deferred energy accounting, to the extent actual fuel and purchased power costs exceed fuel and purchased power costs recoverable through current rates that excess is not recorded as a current expense on the Statements of Operations but rather is deferred and recorded as a regulatory asset on the Balance Sheets and would be included in the table above as deferred energy costs. Conversely, a regulatory liability is recorded to the extent fuel and purchased power costs recoverable through current rates exceed actual fuel and purchased power costs and is included in the table above as deferred energy costs. These excess amounts are reflected in quarterly adjustments to rates and recorded as cost of fuel, energy and capacity in future time periods.

Regulatory Rate Review

Sierra Pacific made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. The filings supported an annual rate reduction of $25 million. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Sierra Pacific to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Sierra Pacific filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Sierra Pacific filed a petition for judicial review.

In March 2018, the FERC issued a Show Cause Order related to 2017 Tax Reform. In May 2018, in response to the Show Cause Order, Sierra Pacific proposed a reduction to transmission and certain ancillary service rates under the NV Energy OATT for the lower annual income tax expense anticipated from 2017 Tax Reform. In November 2018, FERC issued an order accepting the proposed rate reduction effective March 21, 2018 as filed and refunds to customers were made in December 2018 totaling $1 million for Sierra Pacific. In addition, FERC issued a notice of proposed rulemaking on public utility transmission rate changes to address accumulated deferred income taxes.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Sierra Pacific to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Sierra Pacific and approved by the PUCN in integrated resource plan proceedings. To the extent Sierra Pacific's earned rate of return exceeds the rate of return used to set base general rates, Sierra Pacific is required to refund to customers EEIR revenue previously collected for that year. In March 2018, Sierra Pacific filed an application to reset the EEIR and EEPR and to refund the EEIR revenue received in 2017, including carrying charges. In September 2018, the PUCN issued an order accepting a stipulation to reset the rates as filed effective October 1, 2018. The EEIR liability for Sierra Pacific is $2 million and $1 million, which is included in current regulatory liabilities on the Balance Sheets as of December 31, 2018 and 2017, respectively.

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one megawatt ("MW") or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution-only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicant's share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs.

In November 2016, Caesars Enterprise Service ("Caesars"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Sierra Pacific. In March 2017, the PUCN approved the application allowing Caesars to purchase energy from alternative providers subject to conditions, including paying an impact fee. In March 2017, Caesars provided notice that it intends to pay the impact fee monthly for three years and proceed with purchasing energy from alternative providers. In July 2017, Caesars made the required compliance filings and, in September 2017, the PUCN issued an order allowing Caesars to acquire electric energy and ancillary services from another energy supplier and become a distribution-only service customer of Sierra Pacific. In January 2018, Caesars became a distribution-only service customer and started procuring energy from another energy supplier for its eligible meters in the Sierra Pacific service territory. Following the PUCN's order from March 2017, Caesars' will pay Sierra Pacific impact fees of $4 million in 36 equal monthly payments.

In May 2017, Peppermill Resort Spa Casino ("Peppermill"), a customer of Sierra Pacific, filed an application with the PUCN to purchase energy from alternative providers of a new electric resource and become a distribution-only service customer of Sierra Pacific. In August 2017, the PUCN approved a stipulation allowing Peppermill to purchase energy from alternative providers subject to conditions, including paying an impact fee. In September 2017, Peppermill provided notice that it intends to pay the impact fee and proceed with purchasing energy from alternative providers. In April 2018, Peppermill paid a one-time impact fee of $3 million and became a distribution-only service customer and started procuring energy from another energy supplier.

(6)    Credit Facility

The following table summarizes Sierra Pacific's availability under its credit facilities as of December 31 (in millions):

	2018	2017
Credit facilities	$250	$250
Less - Water Facilities Refunding Revenue Bond support	(80)	(80)
Net credit facilities	$170	$170

Sierra Pacific has a $250 million secured credit facility expiring in June 2021 with a one-year extension option subject to lender consent. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Sierra Pacific's option, plus a spread that varies based on Sierra Pacific's credit ratings for its senior secured long‑term debt securities. As of December 31, 2018 and 2017, Sierra Pacific had no borrowings outstanding under the credit facility. Amounts due under Sierra Pacific's credit facility are collateralized by Sierra Pacific's general and refunding mortgage bonds. The credit facility requires Sierra Pacific's ratio of debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(7)    Long-Term Debt and Financial and Capital Lease Obligations

Sierra Pacific's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2018	2017
General and refunding mortgage securities:
3.375% Series T, due 2023	$250	$249	$248
2.600% Series U, due 2026	400	396	396
6.750% Series P, due 2037	252	255	255
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.250% Pollution Control Series 2016A, due 2029(1)	20	20	20
1.500% Gas Facilities Series 2016A, due 2031(1)	59	58	58
3.000% Gas and Water Series 2016B, due 2036(2)	60	62	63
Variable-rate series (2018 - 1.750% to 1.820%, 2017 - 1.690% to 1.840%):
Water Facilities Series 2016C, due 2036	30	30	30
Water Facilities Series 2016D, due 2036	25	25	25
Water Facilities Series 2016E, due 2036	25	25	25
Capital and financial lease obligations - 2.700% to 10.297%, due through 2054	38	38	34
Total long-term debt and financial and capital leases	$1,159	$1,158	$1,154

Reflected as:
Current portion of long-term debt and financial and capital lease obligations		$3	$2
Long-term debt and financial and capital lease obligations		1,155	1,152
Total long-term debt and financial and capital leases		$1,158	$1,154

(1)	Subject to mandatory purchase by Sierra Pacific in June 2019 at which date the interest rate may be adjusted from time to time.

(2)	Subject to mandatory purchase by Sierra Pacific in June 2022 at which date the interest rate may be adjusted from time to time.

Annual Payment on Long-Term Debt and Financial and Capital Leases

The annual repayments of long-term debt and capital and financial leases for the years beginning January 1, 2019 and thereafter, are as follows (in millions):

	Long-term	Capital and Financial
	Debt	Lease Obligations	Total

2019	$—	$6	$6
2020	—	4	4
2021	—	5	5
2022	—	4	4
2023	250	4	254
Thereafter	871	47	918
Total	1,121	70	1,191
Unamortized premium, discount and debt issuance cost	(1)	—	(1)
Amounts representing interest	—	(32)	(32)
Total	$1,120	$38	$1,158

The issuance of General and Refunding Mortgage Securities by Sierra Pacific is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2018, approximately $4.1 billion (based on original cost) of Sierra Pacific's property was subject to the liens of the mortgages.

Financial and Capital Lease Obligations

•
Sierra Pacific has master leasing agreements of which various pieces of equipment qualify as capital leases. The remaining equipment is treated as operating leases. Lease terms under the master lease agreement are typically five to seven years. Capital assets of $8 million and $3 million were included in property, plant and equipment, net as of December 31, 2018 and 2017.

•
ON Line was placed in-service on December 31, 2013. The Nevada Utilities entered into a long-term transmission use agreement, in which the Nevada Utilities have 25% interest and Great Basin Transmission South, LLC has 75% interest. Refer to Note 4 for additional information. The Nevada Utilities share of the long-term transmission use agreement and ownership interest is split at 5% for Sierra Pacific and 95% for Nevada Power. The term is for 41 years with the agreement ending December 31, 2054. Payments began on January 31, 2014. ON Line assets of $20 million and $21 million were included in property, plant and equipment, net as of December 31, 2018 and 2017.

•
In 2015, Sierra Pacific entered into a 20-year capital lease for the Fort Churchill Solar Array. Capital assets of $9 million were included in property, plant and equipment, net as of December 31, 2018 and 2017.

(8)	Fair Value Measurements

The carrying value of Sierra Pacific's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Sierra Pacific has various financial assets and liabilities that are measured at fair value on the Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds(1)	45	—	—	45
	$45	$—	$2	$47

As of December 31, 2017:
Assets - investment funds	$—	$—	$—	$—

(1)	Amounts are included in cash and cash equivalents on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

Sierra Pacific's investments in money market mutual funds and equity securities are accounted for as available-for-sale securities and are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

Sierra Pacific's long-term debt is carried at cost on the Balance Sheets. The fair value of Sierra Pacific's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Sierra Pacific's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Sierra Pacific's long-term debt as of December 31 (in millions):

	2018		2017
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,120	$1,167	$1,120	$1,221

(9)	Income Taxes

Tax Cuts and Jobs Act

The 2017 Tax Reform impacts many areas of income tax law. The most material items include the reduction of the federal corporate tax rate from 35% to 21% effective January 1, 2018, limitations on bonus depreciation for utility property and the elimination of the deduction for production activities. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of the 2017 Tax Reform, Sierra Pacific reduced deferred income tax liabilities $342 million. As it was probable the change in deferred taxes would be passed back to customers through regulatory mechanisms, Sierra Pacific increased net regulatory liabilities by $341 million.

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. Sierra Pacific recorded the impacts of the 2017 Tax Reform in December 2017 and believed all the impacts to be complete with the exception of the interpretation of the bonus depreciation rules. Sierra Pacific determined the amounts recorded and the interpretation relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. Sierra Pacific believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, Sierra Pacific finalized its provisional amounts and recorded a current tax benefit and deferred tax expense of $4 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform and Sierra Pacific's regulatory nature, Sierra Pacific reduced the associated deferred income tax liabilities $2 million and increased regulatory liabilities by the same amount.

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2018	2017	2016

Current – Federal	$23	$—	$—
Deferred – Federal	7	56	50
Uncertain tax positions	1	—	—
Investment tax credits	(1)	(1)	(1)
Total income tax expense	$30	$55	$49

A reconciliation of the federal statutory income rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
Non-deductible expenses	4	—	—
Effects of ratemaking	—	—	1
Effect of tax rate change	—	(1)	—
Other	—	—	1
Effective income tax rate	25%	34%	37%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017
Deferred income tax assets:
Regulatory liabilities	$70	$67
Federal net operating loss and credit carryforwards	—	10
Employee benefit plans	10	10
Capital and financial leases	8	7
Customer Advances	8	7
Other	6	6
Total deferred income tax assets	102	107

Deferred income tax liabilities:
Property related items	(346)	(349)
Regulatory assets	(73)	(74)
Capital and financial leases	(8)	(7)
Other	(6)	(7)
Total deferred income tax liabilities	(433)	(437)
Net deferred income tax liability	$(331)	$(330)

The United States Internal Revenue Service has closed its examination of NV Energy’s consolidated income tax returns through December 31, 2008, and the statute of limitations has expired for NV Energy’s consolidated income tax returns through the short year ended December 19, 2013. The statute of limitations expiring may not preclude the Internal Revenue Service from adjusting the federal net operating loss carryforward utilized in a year for which the examination is not closed.

(10)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $6 million, $1 million and $27 million to the Qualified Pension Plan for the year ended December 31, 2018, 2017 and 2016, respectively. For the Other Postretirement Plans, Sierra Pacific contributed $6 million, $4 million and $1 million for the year ended December 31, 2018, 2017 and 2016, respectively. Sierra Pacific contributed $1 million, $1 million and $- million to the Non-Qualified Pension Plans for the year ended December 31, 2018, 2017 and 2016, respectively. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts payable to NV Energy are included on the Balance Sheets and consist of the following as of December 31(in millions):

	2018	2017
Qualified Pension Plan -
Other long-term liabilities	$(19)	$(2)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(7)	(8)

Other Postretirement Plans -
Other long-term liabilities	(13)	(20)

(11)    Asset Retirement Obligations

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

Sierra Pacific does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $210 million and $211 million as of December 31, 2018 and 2017, respectively.

The following table presents Sierra Pacific's ARO liabilities by asset type as of December 31 (in millions):

	2018	2017

Asbestos	$5	$5
Evaporative ponds and dry ash landfills	2	2
Other	3	3
Total asset retirement obligations	$10	$10

The following table reconciles the beginning and ending balances of Sierra Pacific's ARO liabilities for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$10	$10
Retirements	—	—
Ending balance	$10	$10

Reflected as:
Other current liabilities	$—	$—
Other long-term liabilities	10	10
	$10	$10

Certain of Sierra Pacific's decommissioning and reclamation obligations relate to jointly-owned facilities, and as such, Sierra Pacific is committed to pay a proportionate share of the decommissioning or reclamation costs. In the event of a default by any of the other joint participants, the respective subsidiary may be obligated to absorb, directly or by paying additional sums to the entity, a proportionate share of the defaulting party's liability. Sierra Pacific's estimated share of the decommissioning and reclamation obligations are primarily recorded as ARO liabilities in other long-term liabilities on the Balance Sheets.

(12)	Commitments and Contingencies

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

Legal Matters

Sierra Pacific is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. Sierra Pacific does not believe that such normal and routine litigation will have a material impact on its financial results. Sierra Pacific is also involved in other kinds of legal actions, some of which assert or may assert claims or seek to impose fines, penalties and other costs in substantial amounts.

Commitments

Sierra Pacific has the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2018 are as follows (in millions):

						2024 and
	2019	2020	2021	2022	2023	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$204	$154	$117	$81	$61	$502	$1,119
Fuel and capacity contract commitments (not commercially operable)	8	16	28	58	58	1,394	1,562
Operating leases and easements	4	4	4	3	2	56	73
Maintenance, service and other contracts	8	7	6	6	2	1	30
Total commitments	$224	$181	$155	$148	$123	$1,953	$2,784

Fuel and Capacity Contract Commitments

Purchased Power

Sierra Pacific has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2019 to 2045. Purchased power includes contracts which meet the definition of a lease. Sierra Pacific's operating and maintenance expense for purchase power contracts which met the lease criteria for 2018, 2017 and 2016 were $72 million, $74 million and $69 million, respectively, and are recorded as cost of fuel, energy and capacity on the Statements of Operations.

Coal and Natural Gas

Sierra Pacific has a long-term contract for the transport of coal that expires in 2019. Additionally, gas transportation contracts expire from 2019 to 2046 and the gas supply contracts expire from 2019 to 2020.

Operating Leases and Easements

Sierra Pacific has non-cancelable operating leases primarily for office equipment, office space, certain operating facilities, vehicles and land. These leases generally require Sierra Pacific to pay for insurance, taxes and maintenance applicable to the leased property. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Sierra Pacific also has non-cancelable easements for land. Operating and maintenance expense on non-cancelable operating leases and easements totaled $4 million, $4 million and $6 million for the year-ended December 31, 2018, 2017 and 2016, respectively.

Maintenance, Service and Other Contracts

Sierra Pacific has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2019 to 2039.

(13)	Revenues from Contracts with Customers

The following table summarizes Sierra Pacific's revenue by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 16, for the year ended December 31 (in millions):

	2018
	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$267	$67	$334
Commercial	246	25	271
Industrial	177	8	185
Other	6	1	7
Total fully bundled	696	101	797
Distribution only service	4	—	4
Total retail	700	101	801
Wholesale, transmission and other	48	—	48
Total Customer Revenue	748	101	849
Other revenue	4	2	6
Total revenue	$752	$103	$855

Contract Assets and Liabilities

In the event one of the parties to a contract has performed before the other, Sierra Pacific would recognize a contract asset or contract liability depending on the relationship between Sierra Pacific's performance and the customer's payment. As of December 31, 2018 and December 31, 2017, there were no contract assets or contract liabilities recorded on the Balance Sheets.

(14)    Related Party Transactions

Sierra Pacific has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to Sierra Pacific under this agreement totaled $1 million for the years ended December 31, 2018, 2017 and 2016.

Sierra Pacific provided electricity to Nevada Power of $28 million, $21 million and $17 million for the years ended December 31, 2018, 2017 and 2016, respectively. Receivables associated with these transactions were $1 million and $- million as of December 31, 2018 and 2017, respectively. Sierra Pacific purchased electricity from Nevada Power of $91 million, $104 million and $78 million for the years ended December 31, 2018, 2017 and 2016, respectively. Payables associated with these transactions were $6 million and $10 million as of December 31, 2018 and 2017, respectively.

Sierra Pacific incurs intercompany administrative and shared facility costs with NV Energy and Nevada Power. These transactions are governed by an intercompany service agreement and are priced at cost. NV Energy provided services to Sierra Pacific of $4 million, $5 million and $5 million for the years ending December 31, 2018, 2017 and 2016, respectively. Sierra Pacific provided services to Nevada Power of $15 million, $17 million, and $14 million for the years ended December 31, 2018, 2017 and 2016, respectively. Nevada Power provided services to Sierra Pacific of $28 million, $27 million, and $24 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, Sierra Pacific's Balance Sheets included amounts due to NV Energy of $15 million and $17 million, respectively. There were no receivables due from NV Energy as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, Sierra Pacific's Balance Sheets included payables due to Nevada Power of $5 million. There were no receivables due from Nevada Power as of December 31, 2018 and 2017.

Sierra Pacific is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway consolidated United States federal income tax return. Federal income taxes payable to NV Energy were $3 million and $- million as of December 31, 2018 and 2017, respectively. Sierra Pacific made cash payments of $19 million for federal income taxes for the year ended December 31, 2018. No cash payments were made for federal income taxes for the years ended December 31, 2017 and 2016.

Certain disbursements for accounts payable and payroll are made by NV Energy on behalf of Sierra Pacific and reimbursed automatically when settled by the bank. These amounts are recorded as accounts payable at the time of disbursement.

(15)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2018 and December 31, 2017, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and December 31, 2017, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	December 31,	December 31,
	2018	2017
Cash and cash equivalents	$71	$4
Restricted cash and cash equivalents included in other current assets	5	4
Total cash and cash equivalents and restricted cash and cash equivalents	$76	$8

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2018	2017	2016

Supplemental disclosure of cash flow information -
Interest paid, net of amounts capitalized	$41	$40	$47
Income taxes paid	$19	$—	$—

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$15	$10	$15
Capital and financial lease obligations incurred	$6	$1	$—

(16)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$752	$713	$702
Regulated gas	103	99	110
Total operating revenue	$855	$812	$812

Operating income:
Regulated electric	$136	$175	$162
Regulated gas	16	22	19
Total operating income	152	197	181
Interest expense	(44)	(43)	(54)
Allowance for borrowed funds	1	2	4
Allowance for equity funds	4	3	(1)
Other, net	9	5	3
Income before income tax expense	$122	$164	$133

	As of December 31,
	2018	2017	2016
Assets
Regulated electric	$3,177	$3,103	$3,119
Regulated gas	314	300	314
Regulated common assets(1)	78	10	60
Total assets	$3,569	$3,413	$3,493

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

(17)    Unaudited Quarterly Operating Results (in millions)

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Regulated electric operating revenue	$181	$169	$225	$177
Regulated natural gas operating revenue	41	19	14	29
Operating income	47	19	56	30
Net income	34	7	35	16

	Three-Month Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Regulated electric operating revenue	$159	$160	$215	$179
Regulated natural gas operating revenue	34	17	15	33
Operating income	46	36	75	41
Net income	24	17	44	24

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Management of each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company, respectively, is responsible for establishing and maintaining, for such entity, adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of management for each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, such management conducted an evaluation for the relevant entity of the effectiveness of internal control over financial reporting as of December 31, 2018, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, management for each such respective entity used the criteria set forth in the framework in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (2013)," management for each such respective entity concluded that internal control over financial reporting for such entity was effective as of December 31, 2018.

Berkshire Hathaway Energy Company	PacifiCorp	MidAmerican Funding, LLC
February 22, 2019	February 22, 2019	February 22, 2019

MidAmerican Energy Company	Nevada Power Company	Sierra Pacific Power Company
February 22, 2019	February 22, 2019	February 22, 2019

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

PacifiCorp is an indirect subsidiary of BHE, and its directors consist of executive management from both BHE and PacifiCorp. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. There are no family relationships among the executive officers, nor any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of February 21, 2019, with respect to the current directors and executive officers of PacifiCorp:

WILLIAM J. FEHRMAN, 58, Chairman of the Board of Directors and Chief Executive Officer since January 2018. Mr. Fehrman has also been President, Chief Executive Officer and director of BHE since January 2018. Mr. Fehrman was Chief Executive Officer of MidAmerican Energy Company from 2008 to January 2018 and President and director from 2007 to January 2018. Mr. Fehrman joined BHE in 2006 and has extensive executive management experience in the energy industry with strong regulatory and operational skills.

STEFAN A. BIRD, 52, President and Chief Executive Officer of Pacific Power and director since 2015. Mr. Bird was Senior Vice President, Commercial and Trading, of PacifiCorp from 2007 to 2014. Mr. Bird joined BHE in 1998 and has significant operational, public policy and leadership experience in the energy industry, including expertise in energy supply management, resource acquisition and federal and state regulatory matters.

GARY W. HOOGEVEEN, 50, President and Chief Executive Officer of Rocky Mountain Power since November 2018. Prior to his current position Mr. Hoogeveen served as Senior Vice President and Chief Commercial Officer of Rocky Mountain Power since November 2014 and President and CEO of Kern River Gas Transmission Company from 2010 to 2014. He joined Kern River after serving as Vice President of Customer Service and Business Development for Northern Natural Gas Company. Prior to joining Northern Natural Gas, he held various management positions at Berkshire Hathaway Energy.

NIKKI L. KOBLIHA, 46, Vice President and Chief Financial Officer since 2015 and Treasurer and director since 2017. Ms. Kobliha joined PacifiCorp in 1997 and has significant financial, accounting and leadership experience in the energy industry, including expertise in financial reporting to the SEC and FERC.

PATRICK J. GOODMAN, 52, Director since 2006. Mr. Goodman has been Executive Vice President and Chief Financial Officer of BHE since 2012 and was Senior Vice President and Chief Financial Officer of BHE from 1999 to 2012. Mr. Goodman joined BHE in 1995 and has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury and tax functions. Mr. Goodman is also a manager of MidAmerican Funding, LLC.

NATALIE L. HOCKEN, 49, Director since 2007. Ms. Hocken has been Senior Vice President and General Counsel of BHE since 2015 and Corporate Secretary since 2017. Ms. Hocken was Senior Vice President, Transmission and System Operations of PacifiCorp from 2012 to 2015 and Vice President and General Counsel of Pacific Power from 2007 to 2012. Ms. Hocken joined PacifiCorp in 2002 and has significant experience in the utility industry, including expertise in transmission, legal matters and federal and state regulatory matters. Ms. Hocken is also a manager of MidAmerican Funding, LLC.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2018, and as of the date of this Annual Report on Form 10-K, PacifiCorp's Board of Directors did not have an audit committee. PacifiCorp is not required to have an audit committee as its common stock is indirectly and wholly owned by BHE. However, the audit committee of BHE acts as the audit committee for PacifiCorp.

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

Information required by Item 11 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

On January 10, 2018, Mr. Gregory E. Abel resigned as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer and Mr. William J. Fehrman was elected as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer. Mr. William J. Fehrman, PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer, or Chairman and CEO, received no direct compensation from PacifiCorp. PacifiCorp reimbursed its indirect parent company, BHE, for the cost of Mr. Fehrman's time spent on matters supporting PacifiCorp, including compensation paid to him by BHE, pursuant to an intercompany administrative services agreement among BHE and its subsidiaries.

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

Discussion and Analysis of Specific Compensation Elements

Base Salary

PacifiCorp determines base salaries for all of its NEOs, other than the Chairman and CEO, by reviewing its overall performance, and each NEO's performance, the value each NEO brings to PacifiCorp and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO, other than the Chairman and CEO, is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. All merit increases are approved by the Chairman and CEO and take effect in the last payroll period of the year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. For 2018, base salaries for all NEOs, other than the Chairman and CEO, increased on average by 2.45% effective December 26, 2017, reflecting merit increases.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate and business unit goals while also providing NEOs with competitive total cash compensation.

Annual Incentive Plan

Under PacifiCorp's Annual Incentive Plan, or AIP, all NEOs, other than the Chairman and CEO, are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis at the Chairman and CEO's sole discretion and is not based on a specific formula or cap. The Chairman and CEO considers a variety of factors in determining each NEO's annual incentive award including the NEO's performance, PacifiCorp's overall performance and each NEO's contribution to that overall performance. The Chairman and CEO evaluates performance using financial and non-financial objectives, including customer service, employee commitment, environmental respect, regulatory integrity, operational excellence and financial strength, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to the Chairman and CEO's determination regarding the amounts paid to each NEO under the AIP for 2018. Approved awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the AIP, PacifiCorp may grant cash performance awards periodically during the year to one or more NEOs, other than the Chairman and CEO, to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by the Chairman and CEO. In 2018, a cash performance award was granted to Ms. Kobliha in recognition of her outstanding efforts.

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

William J. Fehrman

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of PacifiCorp's NEOs during the years indicated:

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
Name and Principal Position	Year	Base Salary	Bonus (1)	Earnings(2)	Compensation (3)	Total (4)

William J. Fehrman(6)(7)	2018	$—	$—	$—	$—	—
Chairman of the Board of Directors	2017	—	—	—	—	—
and Chief Executive Officer	2016	—	—	—	—	—

Gregory E. Abel (5)(6)	2018	—	—	—	—	—
Chairman of the Board of Directors	2017	—	—	—	—	—
and Chief Executive Officer	2016	—	—	—	—	—

Stefan A. Bird	2018	355,000	1,058,696	29,549	31,633	1,474,878
President and Chief Executive	2017	346,000	1,116,105	9,480	30,965	1,502,550
Officer, Pacific Power	2016	338,000	738,784	629	13,958	1,091,371

Cindy A. Crane(8)	2018	355,000	683,123	—	32,873	1,070,996
President and Chief Executive	2017	346,000	1,252,241	45,016	31,938	1,675,195
Officer, Rocky Mountain Power	2016	338,000	758,248	35,752	15,841	1,147,841

Gary W. Hoogeveen(8)	2018	315,570	898,733	—	32,484	1,246,787
President and Chief Executive	2017	—	—	—	—	—
Officer, Rocky Mountain Power	2016	—	—	—	—	—

Nikki L. Kobliha	2018	224,510	190,045	—	30,804	445,359
Vice President, Chief Financial	2017	217,079	122,400	18,304	30,415	388,198
Officer and Treasurer	2016	203,900	143,004	9,728	29,585	386,217

(1)
Consists of annual cash incentive awards earned pursuant to the AIP for PacifiCorp's NEOs, performance awards for Ms. Kobliha in recognition of efforts to support PacifiCorp's objectives and the vesting of LTIP awards and associated vested earnings. The breakout for 2018 is as follows:

			LTIP
		Performance	Vested	Vested
	AIP	Award	Awards	Earnings	Total
Stefan A. Bird	$532,500	$—	$591,250	$(65,054)	$526,196
Cindy A. Crane	—	—	741,625	(58,502)	683,123
Gary W. Hoogeveen	406,250	—	532,160	(39,677)	492,483
Nikki L. Kobliha	90,478	25,000	81,625	(7,058)	74,567

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. BHE's Chairman and PacifiCorp's Presidents establish the award categories for determining LTIP awards based on net income target goals or other criteria. In 2018, the gross award was subjectively determined at the discretion of the BHE Chairman and PacifiCorp Presidents based on the overall achievement of PacifiCorp's financial and non-financial objectives including customer service, employee commitment and safety, environmental respect, regulatory integrity, operational excellence and financial strength.

(2)
Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which includes the Retirement Plan. Refer to the Pension Benefits table below for a discussion of the assumptions used in calculating these amounts. No participant in PacifiCorp's nonqualified deferred compensation plans earned "above market" or "preferential" earnings on amounts deferred. Negative amounts for the change in pension value not reported in the Summary Compensation Table are as follows: Ms. Crane $(9,651), and Ms. Kobliha $(11,646).

(3)
Amounts consist of PacifiCorp K Plus Employee Savings Plan, or 401(k) Plan, contributions PacifiCorp paid on behalf of the NEOs, except for Mr. Bird, Ms. Crane and Mr. Hoogeveen for whom PacifiCorp also includes an amount paid to each of them as a tax gross-up with respect to a personal benefit with a value less than $10,000.

(4)	Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the Summary Compensation Table.

(5)
Mr. Abel received no direct compensation from PacifiCorp. PacifiCorp reimburses BHE for the cost of Mr. Abel's time spent on matters supporting PacifiCorp, including compensation paid to him by BHE, pursuant to an intercompany administrative services agreement among BHE and its subsidiaries. In 2018, PacifiCorp reimbursed BHE $0 for the cost of Mr. Abel's time spent on matters supporting PacifiCorp pursuant to the intercompany administrative services agreement.

(6)
On January 10, 2018, Mr. Gregory E. Abel resigned as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer and Mr. William J. Fehrman was elected as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer.

(7)
Mr. Fehrman receives no direct compensation from PacifiCorp. PacifiCorp reimburses BHE for the cost of Mr. Fehrman's time spent on matters supporting PacifiCorp, including compensation paid to him by BHE, pursuant to an intercompany administrative services agreement among BHE and its subsidiaries. In 2018, PacifiCorp reimbursed BHE $215,435 for the cost of Mr. Fehrman's time spent on matters supporting PacifiCorp pursuant to the intercompany administrative services agreement.

(8)
On June 1, 2018, Gary W. Hoogeveen succeeded Cindy A. Crane as Rocky Mountain Power's president. On November 28, 2018, Gary W. Hoogeveen also succeeded Cindy A. Crane as Rocky Mountain Power's chief executive officer.

Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of PacifiCorp's NEOs as of December 31, 2018:

		Number of years of	Present value of
Name	Plan name	credited service	accumulated benefits (1)

William J. Fehrman	n/a	n/a	n/a
Gregory E. Abel	n/a	n/a	n/a
Stefan A. Bird	Retirement	10 years	$206,774
Cindy A. Crane	Retirement	21 years	468,923
Gary W. Hoogeveen	n/a	n/a	n/a
Nikki L. Kobliha	Retirement	12 years	112,149

(1)
Amounts are computed using assumptions, other than the expected retirement age, consistent with those used in preparing the related pension disclosures in the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K and are as of December 31, 2018, which is the measurement date for the plans. The expected retirement age assumption has been determined in accordance with Instruction 2 to Item 402(h)(2) of Regulation S-K. For the Retirement Plan calculations of the present value of accumulated benefits, the following assumptions were used: 60% lump sum payment; 40% joint and 100% survivor annuity if participant is married and 40% single life annuity if participant is single. The present value assumptions used in calculating the present value of accumulated benefits for the Retirement Plan were as follows: a discount rate of 4.25%; an expected retirement age of 65; postretirement mortality using the RP-2014 gender specific tables, adjusted for BHE credibility weighted experience, translated to 2011 using MP-2014. 2012, 2013 and 2014 rates were used for MP-2016, MP-2017 and MP-2018, respectively and generational mortality improvements from 2014 forward were based on the custom RPEC 2014 v2018 model; a lump sum interest rate of 4.25%; and lump sum mortality using the gender specific tables set forth in IRC 417(e)(3) for the upcoming fiscal year with mortality improvements determined using MP-2017.

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

In 2008, non-union employee participants in the Retirement Plan were offered the option to continue to receive pay credits in the Retirement Plan or receive equivalent fixed contributions to the 401(k) Plan with any such election becoming effective January 1, 2009. Ms. Kobliha and Mr. Hoogeveen elected the equivalent fixed 401(k) contribution option and, therefore, no longer receive pay credits in the Retirement Plan. In 2017, the Retirement Plan was frozen for the remainder of the non-union employees (which include Mr. Bird, and Ms. Crane) with pay credits equivalent to those received in the Retirement Plan allocated into the K Plus Employee Savings Plan. Each NEO continues to receive interest credits in the Retirement Plan.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of PacifiCorp's NEOs as of December 31, 2018:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings/losses	withdrawals/	balance as of
Name	in 2018(1)(2)(3)	in 2018	in 2018	distributions	December 31, 2018

William J. Fehrman	$—	$—	$—	$—	$—
Gregory E. Abel	—	—	—	—	—
Stefan A. Bird	—	—	—	—	—
Cindy A. Crane	747,616		(153,453)	99,555	4,276,405
Gary W. Hoogeveen	310,272	—	(71,213)	142,984	1,428,075
Nikki L. Kobliha	47,009	—	—	—	47,009

(1)
The executive contribution amount shown for Ms. Crane represents a deferral of $447,762 of her 2014 LTIP award and $299,854 of her 2015 LTIP which were deferred in 2018. $69,530 of the deferred 2014 LTIP award and $46,563 of the deferred 2015 LTIP award is included in the total compensation reported for her in the Summary Compensation Table and is not additional compensation. The remaining LTIP award was earned prior to 2018.

(2)
The executive contribution amount shown for Mr. Hoogeveen represents a deferral of $310,272 of his 2015 LTIP award which was deferred in 2018. $96,495 of the deferred 2015 LTIP award is included in the 2018 total compensation reported for him in the Summary Compensation Table and is not additional compensation. The remaining LTIP award was earned prior to 2018.

(3)
The executive contribution amount shown for Ms. Kobliha represents a deferral of her 2015 LTIP award which was deferred in 2018. $7,759 of the deferred 2015 LTIP award is included in the 2018 total compensation reported for her in the Summary Compensation Table and is not additional compensation. The remaining LTIP award was earned prior to 2018.

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

The following table sets forth the estimated increase in the present value of benefits pursuant to the termination scenarios indicated for PacifiCorp's NEOs, other than Mr. Fehrman and Mr. Abel. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2018 and are payable as lump sums unless otherwise noted.

Termination Scenario	Incentive (1)	Pension (2)

Stefan A. Bird:
Retirement, Voluntary and Involuntary With or Without Cause	—	23,790
Death and Disability	1,021,409	23,790
Cindy A. Crane(3):
Involuntary With Cause	—	30,545
Retirement, Voluntary and Involuntary Without Cause, Death and Disability	1,434,981	30,545
Gary W. Hoogeveen:
Retirement, Voluntary and Involuntary With or Without Cause	—	n/a
Death and Disability	769,760	n/a
Nikki L. Kobliha:
Retirement, Voluntary and Involuntary With or Without Cause	—	—
Death and Disability	156,550	—

(1)	Amounts represent the unvested portion of each NEO's LTIP account, which becomes 100% vested under certain circumstances.

(2)	Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits table.

(3)
Ms. Crane has already met the retirement criteria, therefore her termination and death scenarios under the Retirement Plan are based on assuming 60% paid as a lump sum and 40% paid as a 100% joint and survivor annuity.

Chief Executive Officer Pay Ratio

PacifiCorp's CEO receives no direct compensation from PacifiCorp, and no amounts are reported for the CEO in the Summary Compensation Table. Accordingly, PacifiCorp has determined that the CEO pay ratio is not calculable.

Director Compensation

PacifiCorp's directors do not receive additional compensation for service as directors of PacifiCorp. Compensation information for Messrs. Abel, Fehrman, Bird, Hoogeveen, and Ms. Kobliha for their services as executive officers of PacifiCorp is described above.

Compensation Committee Interlocks and Insider Participation

Mr. Fehrman is PacifiCorp's Chairman and CEO and also the President and Chief Executive Officer of BHE. None of PacifiCorp's executive officers serves as a member of the compensation committee of any company that has an executive officer serving as a member of PacifiCorp's Board of Directors. None of PacifiCorp's executive officers serves as a member of the board of directors of any company (other than BHE) that has an executive officer serving as a member of PacifiCorp's compensation committee. See also PacifiCorp's Item 13 in this Annual Report on Form 10-K.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER AND SIERRA PACIFIC

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

Beneficial Ownership

PacifiCorp is a consolidated subsidiary of BHE. PacifiCorp's common stock is indirectly owned by BHE, 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580. BHE is a consolidated subsidiary of Berkshire Hathaway that, as of February 21, 2019, owns 90.9% of BHE's common stock. The balance of BHE's common stock is beneficially owned by Walter Scott, Jr. (along with his family members and related or affiliated entities), a member of BHE's Board of Directors, and Gregory E. Abel, BHE's Executive Chairman.

None of PacifiCorp's executive officers or directors owns shares of its preferred stock. The following table sets forth certain information regarding the beneficial ownership of BHE's common stock and the Class A and Class B shares of Berkshire Hathaway common stock held by each of PacifiCorp's directors, executive officers and all of its directors and executive officers as a group as of February 21, 2019:

	BHE		Berkshire Hathaway
	Common Stock		Class A Common Stock		Class B Common Stock
Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)

William J. Fehrman	—	—	—	—	50	*
Stefan A. Bird	—	—	—	—	—	—
Cindy A. Crane	—	—	—	—	—	—
Patrick J. Goodman	—	—	5	*	786	*
Natalie L. Hocken	—	—	—	—	—	—
Nikki L. Kobliha	—	—	—	—	—	—
Gary W. Hoogeveen	—	—	—	—	1,073	*
All executive officers and directors as a group (7 persons)	—	—	5	*	1,909	*
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

Refer to Note 19 of the Notes to the Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for additional information regarding related-party transactions.

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

The following table shows the fees paid or accrued by each Registrant for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	Berkshire
	Hathaway		MidAmerican	MidAmerican	Nevada	Sierra
	Energy	PacifiCorp	Funding	Energy	Power	Pacific
2018
Audit fees(1)	$9.6	$1.6	$1.2	$1.1	$0.9	$0.9
Audit-related fees(2)	0.8	0.3	0.2	0.2	—	—
Tax fees(3)	0.1	—	—	—	—	—
Total	$10.5	$1.9	$1.4	$1.3	$0.9	$0.9

2017
Audit fees(1)	$9.3	$1.5	$1.2	$1.1	$0.9	$0.9
Audit-related fees(2)	0.8	0.2	0.2	0.2	—	—
Tax fees(3)	0.1	—	—	—	—	—
Total	$10.2	$1.7	$1.4	$1.3	$0.9	$0.9

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(1) Financial Statements

	The financial statements of all Registrants are included in their respective Item 8 of this Form 10-K.	87

	(2) Financial Statement Schedules

	BHE Parent Company Only Condensed Financial Statements (Schedule I)	404
	BHE Valuation and Qualifying Accounts (Schedule II)	409
	MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)	410
	MHC Inc. Parent Company Only Condensed Financial Statements (Schedule I)	414
	MidAmerican Energy Company Valuation and Qualifying Accounts (Schedule II)	418
	MidAmerican Funding, LLC and Subsidiaries; MHC Inc. and Subsidiaries; Consolidated Valuation and Qualifying Accounts (Schedule II)	419

Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3) Management contracts or compensatory plans are identified by an asterisk in the Exhibit Index filed as part of this Annual Report.	436

(b)	Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.	436

(c)	Financial statements required by Regulation S-X, which are excluded from the Annual Report by Rule 14a-3(b).

	MHC Inc. Consolidated Financial Statements	420

Item 16.	Form 10-K Summary

None.

Schedule I

BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9	$346
Accounts receivable - affiliate	100	60
Notes receivable - affiliate	156	391
Income tax receivable	103	—
Other current assets	15	21
Total current assets	383	818

Investments in subsidiaries	36,602	34,019
Other investments	1,579	2,117
Goodwill	1,221	1,221
Other assets	546	1,155

Total assets	$40,331	$39,330
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$183	$268
Notes payable - affiliate	328	182
Short-term debt	983	3,331
Current portion of BHE senior debt	—	1,000
Total current liabilities	1,494	4,781

BHE senior debt	8,577	5,452
BHE junior subordinated debentures	100	100
Notes payable - affiliate	1	1
Other long-term liabilities	543	800
Total liabilities	10,715	11,134

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,371	6,368
Long-term income tax receivable	(457)	—
Retained earnings	25,624	22,206
Accumulated other comprehensive loss, net	(1,945)	(398)
Total BHE shareholders' equity	29,593	28,176
Noncontrolling interest	23	20
Total equity	29,616	28,196

Total liabilities and equity	$40,331	$39,330

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Operating expenses:
General and administration	$21	$55	$51
Depreciation and amortization	4	4	4
Total operating expenses	25	59	55

Operating loss	(25)	(59)	(55)

Other income (expense):
Interest expense	(438)	(475)	(527)
Other, net	(537)	(369)	37
Total other income (expense)	(975)	(844)	(490)

Loss before income tax benefit and equity income	(1,000)	(903)	(545)
Income tax benefit	(513)	(335)	(285)
Equity income	3,058	3,441	2,805
Net income	2,571	2,873	2,545
Net income attributable to noncontrolling interest	3	3	3
Net income attributable to BHE shareholders	$2,568	$2,870	$2,542

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$2,571	$2,873	$2,545
Other comprehensive income (loss), net of tax	(462)	1,113	(603)
Comprehensive income	2,109	3,986	1,942
Comprehensive income attributable to noncontrolling interests	3	3	3
Comprehensive income attributable to BHE shareholders	$2,106	$3,983	$1,939

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016

Cash flows from operating activities	$1,885	$2,450	$2,760

Cash flows from investing activities:
Investments in subsidiaries	(1,791)	(1,566)	(1,080)
Purchases of investments	(44)	(71)	(24)
Proceeds from sale of investments	45	68	20
Notes receivable from affiliate, net	(72)	(305)	(307)
Other, net	(22)	(8)	(5)
Net cash flows from investing activities	(1,884)	(1,882)	(1,396)

Cash flows from financing activities:
Proceeds from BHE senior debt	3,166	—	—
Repayments of BHE senior debt	(1,045)	(1,379)	—
Repayments of BHE subordinated debt	—	(944)	(2,000)
Common stock purchases	(107)	(19)	—
Net proceeds from (repayments of) short-term debt	(2,348)	2,498	581
Tender offer premium paid	—	(406)	—
Notes payable to affiliate, net	—	—	69
Other, net	(4)	(5)	(4)
Net cash flows from financing activities	(338)	(255)	(1,354)

Net change in cash and cash equivalents	(337)	313	10
Cash and cash equivalents at beginning of year	346	33	23
Cash and cash equivalents at end of year	$9	$346	$33

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

Other investments - BHE's investment in BYD Company Limited ("BYD") common stock is accounted for as an available-for-sale security with changes in fair value recognized in AOCI. As of December 31, 2018 and 2017, the fair value of BHE's investment in BYD common stock was $1,435 million and $1,961 million, respectively, which resulted in an unrealized gain of $1,203 million and $1,729 million as of December 31, 2018 and 2017, respectively.

Dividends and distributions from subsidiaries - Cash dividends paid to BHE by its subsidiaries for the years ended December 31, 2018, 2017 and 2016 were $2.3 billion, $3.0 billion and $3.0 billion, respectively. In January and February 2019, BHE received cash dividends from its subsidiaries totaling $194 million.

Guarantees and commitments - BHE has issued guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $297 million and commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $1,383 million.

See the notes to the consolidated BHE financial statements in Part II, Item 8 for other disclosures regarding long-term obligations (Notes 8, 9 and 10) and shareholders' equity (Note 16).

Schedule II
BERKSHIRE HATHAWAY ENERGY COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2018
(Amounts in millions)

	Column B	Column C			Column E
	Balance at	Charged			Balance
Column A	Beginning	to	Acquisition	Column D	at End
Description	of Year	Income	Reserves	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:
Year ended 2018	$40	$43	$—	$(41)	$42
Year ended 2017	33	42	—	(35)	40
Year ended 2016	31	39	—	(37)	33

Reserves Not Deducted From Assets(1):
Year ended 2018	$13	$6	$—	$(6)	$13
Year ended 2017	13	7	—	(7)	13
Year ended 2016	13	5	—	(5)	13

The notes to the consolidated BHE financial statements are an integral part of this financial statement schedule.

(1)	Reserves not deducted from assets relate primarily to estimated liabilities for losses retained by BHE for workers compensation, public liability and property damage claims.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Receivables from affiliates	$2	$2
Income tax receivable	—	13
Total current assets	2	15

Investments in and advances to subsidiaries	8,002	7,322

Total assets	$8,004	$7,337

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$6	$6

Payable to affiliate	429	431
Long-term debt	240	240
Total liabilities	675	677

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	5,650	4,981
Total member's equity	7,329	6,660

Total liabilities and member's equity	$8,004	$7,337

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Other income and (expense):
Interest expense	$(16)	$(22)	$(22)
Other, net	—	(30)	—
Loss before income taxes	(16)	(52)	(22)
Income tax benefit	(5)	(22)	(9)
Equity in undistributed earnings of subsidiaries	680	604	545
Net income	$669	$574	$532

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$669	$574	$532
Total other comprehensive income, net of tax	—	—	3

Comprehensive income	$669	$574	$535

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2018	2017	2016

Net cash flows from operating activities	$2	$(15)	$(13)

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities:
Repayment of long-term debt	—	(86)	—
Tender offer premium paid	—	(29)	—
Net change in amounts payable to subsidiary	(2)	130	13
Net cash flows from financing activities	(2)	15	13

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2018 in Part II, Item 8.

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

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt and income taxes. MHC received $2 million in 2018 and paid $130 million and $13 million for the years 2017 and 2016, respectively, on behalf of MidAmerican Funding.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

Schedule I
MHC INC.
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1	$—
Receivables from affiliates	—	2

Receivable from parent	429	431
Investments and nonregulated property, net	12	14
Goodwill	1,270	1,270
Investments in and advances to subsidiaries	6,465	5,783

Total assets	$8,177	$7,500

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Payables to affiliates	$172	$175

Deferred income taxes	3	3
Total liabilities	175	178

Shareholder's equity:
Paid-in capital	2,430	2,430
Retained earnings	5,572	4,892
Total shareholder's equity	8,002	7,322

Total liabilities and shareholder's equity	$8,177	$7,500

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Other income	$1	$1	$1
Other interest expense	4	—	—
Income before income taxes	(3)	1	1
Income tax expense	(1)	—	—
Equity in undistributed earnings of subsidiaries	682	603	544
Net income	$680	$604	$545

The accompanying notes are an integral part of this financial statement schedule.

MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$680	$604	$545
Total other comprehensive income, net of tax	—	—	3

Comprehensive income	$680	$604	$548

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MHC INC.
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net cash flows from operating activities	$5	$(1)	$1

Net cash flows from investing activities:
Capital expenditures	—	(2)	(1)
Net change in amounts receivable from parent	2	(130)	(13)
Net cash flows from investing activities	2	(132)	(14)

Net cash flows from financing activities:
Net change in amounts payable to subsidiaries	2	(1)	5
Net change in note payable to Berkshire Hathaway Energy Company	(8)	133	9
Net cash flows from financing activities	(6)	132	14

Net change in cash and cash equivalents	1	(1)	1
Cash and cash equivalents at beginning of year	—	1	—
Cash and cash equivalents at end of year	$1	$—	$1

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MHC INC.
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MHC Inc. and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2018, in Part IV, Item 15(c).

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

Receivable from Parent - MHC settles all obligations of MidAmerican Funding, LLC ("MidAmerican Funding") including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt and income taxes. MHC received $2 million in 2018 and paid $130 million and $13 million for the years 2017 and 2016, respectively, on behalf of MidAmerican Funding.

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

Schedule II
MIDAMERICAN ENERGY COMPANY
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2018
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2018	$7	$8	$(8)	$7

Year ended 2017	$7	$8	$(8)	$7

Year ended 2016	$6	$7	$(6)	$7

Reserves Not Deducted From Assets(1):

Year ended 2018	$13	$6	$(6)	$13

Year ended 2017	$13	$7	$(7)	$13

Year ended 2016	$13	$5	$(5)	$13

(1)	Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

Schedule II
MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
MHC INC. AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2018
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2018	$7	$8	$(8)	$7

Year ended 2017	$7	$8	$(8)	$7

Year ended 2016	$6	$7	$(6)	$7

Reserves Not Deducted From Assets (1):

Year ended 2018	$13	$6	$(6)	$13

Year ended 2017	$13	$7	$(7)	$13

Year ended 2016	$13	$5	$(5)	$13

(1)	Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MHC Inc.
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MHC Inc. and subsidiaries ("MHC") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MHC as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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
February 22, 2019

We have served as MHC's auditor since 1999.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$1	$172
Accounts receivable, net	363	346
Income taxes receivable	—	51
Inventories	204	245
Other current assets	90	135
Total current assets	658	949

Property, plant and equipment, net	16,171	14,221
Goodwill	1,270	1,270
Regulatory assets	273	204
Investments and restricted investments	710	730
Receivable from affiliate	429	431
Other assets	119	233

Total assets	$19,630	$18,038

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2018	2017

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$575	$451
Accrued interest	53	48
Accrued property, income and other taxes	300	133
Note payable to affiliate	156	164
Short-term debt	240	—
Current portion of long-term debt	500	350
Other current liabilities	122	128
Total current liabilities	1,946	1,274

Long-term debt	4,881	4,692
Regulatory liabilities	1,620	1,661
Deferred income taxes	2,319	2,235
Asset retirement obligations	552	528
Other long-term liabilities	310	326
Total liabilities	11,628	10,716

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - no par value, 1,000 shares authorized, 1,000 shares issued and outstanding	—	—
Additional paid-in capital	2,430	2,430
Retained earnings	5,572	4,892
Total shareholder's equity	8,002	7,322

Total liabilities and shareholder's equity	$19,630	$18,038

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$2,283	$2,108	$1,985
Regulated natural gas and other	770	738	646
Total operating revenue	3,053	2,846	2,631

Operating expenses:
Cost of fuel and energy	487	434	410
Cost of natural gas purchased for resale and other	469	447	371
Operations and maintenance	813	802	708
Depreciation and amortization	609	500	479
Property and other taxes	125	119	112
Total operating expenses	2,503	2,302	2,080

Operating income	550	544	551

Other income (expense):
Interest expense	(231)	(215)	(196)
Allowance for borrowed funds	20	15	8
Allowance for equity funds	53	41	19
Other, net	31	39	33
Total other income (expense)	(127)	(120)	(136)

Income before income tax benefit	423	424	415
Income tax benefit	(257)	(180)	(130)

Net income	$680	$604	$545

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016

Net income	$680	$604	$545

Other comprehensive income, net of tax:
Unrealized gains on marketable securities, net of tax of $-, $- and $1	—	—	3

Comprehensive income	$680	$604	$548

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions)

				Accumulated
				Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholder's
	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2015	$—	$2,430	$3,744	$(30)	$6,144
Net income	—	—	545	—	545
Other comprehensive income	—	—	—	3	3
Transfer unregulated retail services business to affiliate	—	—	—	27	27
Other equity transactions	—	—	(1)	—	(1)
Balance, December 31, 2016	—	2,430	4,288	—	6,718
Net income	—	—	604	—	604
Balance, December 31, 2017	—	2,430	4,892	—	7,322
Net income	—	—	680	—	680
Balance, December 31, 2018	$—	$2,430	$5,572	$—	$8,002

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$680	$604	$545
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	609	500	479
Amortization of utility plant to other operating expenses	34	34	37
Allowance for equity funds	(53)	(41)	(19)
Deferred income taxes and amortization of investment tax credits	32	334	362
Other, net	16	(13)	(63)
Changes in other operating assets and liabilities:
Accounts receivable and other assets	(19)	(63)	(60)
Inventories	41	19	(27)
Derivative collateral, net	(1)	2	5
Contributions to pension and other postretirement benefit plans, net	(13)	(11)	(6)
Accrued property, income and other taxes, net	217	(42)	107
Accounts payable and other liabilities	(29)	72	46
Net cash flows from operating activities	1,514	1,395	1,406

Net cash flows from investing activities:
Capital expenditures	(2,332)	(1,773)	(1,636)
Purchases of marketable securities	(263)	(143)	(138)
Proceeds from sales of marketable securities	223	137	158
Proceeds from sales of other investments	17	2	2
Other investment proceeds	15	1	—
Net change in amounts receivable from parent	2	(130)	(13)
Other, net	30	(3)	10
Net cash flows from investing activities	(2,308)	(1,909)	(1,617)

Net cash flows from financing activities:
Proceeds from long-term debt	687	990	62
Repayments of long-term debt	(350)	(255)	(38)
Net change in amounts receivable from/payable to affiliates	(8)	133	9
Net proceeds from (repayments of) short-term debt	240	(99)	99
Other, net	—	—	1
Net cash flows from financing activities	569	769	133

Net change in cash and cash equivalents and restricted cash and cash equivalents	(225)	255	(78)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	282	27	105
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$57	$282	$27

The accompanying notes are an integral part of these consolidated financial statements.

MHC INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Organization and Operations

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MHC and its subsidiaries in which it held a controlling financial interest as of the date of the financial statement. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. MHC has evaluated subsequent events through February 22, 2019, which is the date the Consolidated Financial Statements were issued.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MHC evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MHC estimates the fair value of the reporting unit. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MHC uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings and regulatory asset value; and an appropriate discount rate. In estimating future cash flows, MHC incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2018, 2017 and 2016, MHC did not record any goodwill impairments.

(3)    Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's property, plant and equipment, net, MHC had gross nonregulated property of $24 million as of December 31, 2018 and 2017, and related accumulated depreciation and amortization of $12 million and $10 million as of December 31, 2018 and 2017, respectively, which consisted primarily of a corporate aircraft owned by MHC.

(4)    Jointly Owned Utility Facilities

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(5)    Regulatory Matters

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(6)	Investments and Restricted Investments

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2018 and 2017.

(7)    Short-Term Debt and Credit Facilities

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2019 and has a variable interest rate based on the Eurodollar rate plus a spread. As of December 31, 2018 and 2017, there were no borrowings outstanding under this credit facility. As of December 31, 2018, MHC was in compliance with the covenants of its credit facility.

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

In December 2017, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 118 to assist in the implementation process of the 2017 Tax Reform by allowing for calculations to be classified as provisional and subject to remeasurement. There are three different classifications for the accounting: (1) completed, (2) not complete but reasonably estimable or (3) not complete and amounts are not reasonably estimable. On December 31, 2017, MHC recorded the impacts of 2017 Tax Reform and believed all the impacts to be complete with the exception of interpretations of the bonus depreciation rules. MHC determined the amounts recorded and the interpretations relating to this item to be provisional and subject to remeasurement during the measurement period upon obtaining the necessary additional information to complete the accounting. MHC believed its interpretations for bonus depreciation to be reasonable, however, clarifying guidance was needed. During 2018, MHC recorded a current tax benefit of $27 million and a deferred tax expense of $28 million following clarifying bonus depreciation guidance. As a result of 2017 Tax Reform, MHC reduced the associated deferred income tax liabilities $12 million and increased regulatory liabilities by the same amount.

MHC's income tax benefit from continuing operations consists of the following for the years ended December 31 (in millions):

	2018	2017	2016
Current:
Federal	$(277)	$(489)	$(478)
State	(12)	(25)	(14)
	(289)	(514)	(492)
Deferred:
Federal	42	338	367
State	(9)	(3)	(4)
	33	335	363

Investment tax credits	(1)	(1)	(1)
Total	$(257)	$(180)	$(130)

Iowa Senate File 2417

In May 2018, Iowa Senate File 2417 was signed into law, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% and eliminates corporate federal deductibility, both for tax years starting in 2021. GAAP requires the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. As a result of Iowa Senate File 2417, MHC reduced net deferred income tax liabilities $54 million and decreased deferred income tax benefit by $2 million. As it is probable the change in deferred taxes for MidAmerican Energy will be passed back to customers through regulatory mechanisms, MHC increased net regulatory liabilities by $56 million.

A reconciliation of the federal statutory income tax rate to MHC's effective income tax rate applicable to income before income tax benefit from continuing operations is as follows for the years ended December 31:

	2018	2017	2016

Federal statutory income tax rate	21%	35%	35%
Income tax credits	(73)	(68)	(60)
State income tax, net of federal income tax benefit	(4)	(4)	(3)
Effects of ratemaking	(5)	(7)	(3)
2017 Tax Reform	1	2	—
Other, net	(1)	(1)	—
Effective income tax rate	(61)%	(43)%	(31)%

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

MHC's net deferred income tax liability consists of the following as of December 31 (in millions):

	2018	2017
Deferred income tax assets:
Regulatory liabilities	$405	$443
Asset retirement obligations	164	160
Employee benefits	47	45
Other	85	62
Total deferred income tax assets	701	710

Deferred income tax liabilities:
Depreciable property	(2,947)	(2,868)
Regulatory assets	(62)	(42)
Other	(11)	(35)
Total deferred income tax liabilities	(3,020)	(2,945)

Net deferred income tax liability	$(2,319)	$(2,235)

As of December 31, 2018, MHC has available $44 million of state tax carryforwards, principally related to $655 million of net operating losses, that expire at various intervals between 2019 and 2037.

The United States Internal Revenue Service has closed its examination of MHC's income tax returns through December 31, 2011. The statute of limitations for MHC's state income tax returns have expired through December 31, 2009, with the exception of Iowa and Illinois, for which the statute of limitations have expired through December 31, 2014, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of MHC's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2018	2017

Beginning balance	$12	$10
Additions based on tax positions related to the current year	4	1
Additions for tax positions of prior years	47	23
Reductions based on tax positions related to the current year	(4)	(4)
Reductions for tax positions of prior years	(48)	(19)
Interest and penalties	(1)	1
Ending balance	$10	$12

As of December 31, 2018, MHC had unrecognized tax benefits totaling $30 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MHC's effective income tax rate.

(10)	Employee Benefit Plans

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding MHC's pension, supplemental retirement and postretirement benefit plans.

Pension and postretirement costs allocated by MHC to its parent and other affiliates in each of the years ended December 31, were as follows (in millions):

	2018	2017	2016

Pension costs	$3	$4	$4
Other postretirement costs	(2)	(3)	(1)

(11)	Asset Retirement Obligations

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(12)	Fair Value Measurements

Refer to Note 12 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(13)	Commitments and Contingencies

Refer to Note 13 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

Legal Matters

MHC is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MHC does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

(14)	Components of Accumulated Other Comprehensive Loss, Net

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K.

(15)    Revenue from Contracts with Customers

Refer to Note 15 of MidAmerican Energy's Notes to Financial Statements. Additionally, MHC had $4 million of other revenue from contracts with customers for the year ended December 31, 2018.

(16)    Other Income (Expense) - Other, Net

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2018	2017	2016

Non-service cost components of postretirement employee benefit plans	$21	$18	$15
Corporate-owned life insurance income	6	13	8
Gain on redemption of auction rate securities	—	—	5
Gains on sales of assets and other investments	1	1	3
Interest income and other, net	3	7	2
Total	$31	$39	$33

(17)    Supplemental Cash Flow Information

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2018 and 2017, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2018 and 2017 as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of December 31,
	2018	2017

Cash and cash equivalents	$1	$172
Restricted cash and cash equivalents in other current assets	56	110
Total cash and cash equivalents and restricted cash and cash equivalents	$57	$282

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2018	2017	2016
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$201	$193	$181
Income taxes received, net	$494	$463	$600

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$371	$224	$131
Transfer of unregulated retail services business to affiliate	$—	$—	$90

(18)	Related Party Transactions

The companies identified as affiliates of MHC are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MHC and the affiliates.

MHC is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $44 million, $46 million and $35 million for 2018, 2017 and 2016, respectively. Additionally, in 2018, MHC received $15 million from BHE for the transfer of corporate aircraft.

MHC reimbursed BHE in the amount of $11 million, $7 million and $6 million in 2018, 2017 and 2016, respectively, for its share of corporate expenses.

MidAmerican Energy purchases natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, a wholly owned subsidiary of Berkshire Hathaway, in the normal course of business at either tariffed or market prices. These purchases totaled $127 million, $122 million and $135 million in 2018, 2017 and 2016, respectively.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $156 million at an interest rate of 2.629% as of December 31, 2018, and $164 million at an interest rate of 1.629% as of December 31, 2017, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2018 and 2017.

MHC pays all obligations of and receives all payments to MidAmerican Funding, including primarily interest costs on MidAmerican Funding's long-term debt and income taxes. Additionally, in 2017, MHC paid for MidAmerican Funding's redemption of a portion of its long-term debt through a tender offer. On behalf of MidAmerican Funding, MHC received a net amount of $2 million in 2018 and paid net amounts of $130 million and $13 million for 2017 and 2016, respectively.

MHC had accounts receivable from affiliates of $433 million and $438 million as of December 31, 2018 and 2017, respectively, that are reflected in receivables, net and receivable from affiliate on the Consolidated Balance Sheets. MHC also had accounts payable to affiliates of $12 million and $14 million as of December 31, 2018 and 2017, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MHC is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MHC had a payable to BHE of $156 million as of December 31, 2018, and a receivable from BHE of $51 million as of December 31, 2017. MHC received net cash receipts for federal and state income taxes from BHE totaling $494 million, $463 million and $600 million for the years ended December 31, 2018, 2017 and 2016, respectively.

MHC recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MHC's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MHC adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $20 million and $16 million as of December 31, 2018 and 2017, respectively, and similar amounts payable to affiliates totaled $36 million and $45 million, as of December 31, 2018 and 2017, respectively. See Note 10 for further information pertaining to pension and postretirement accounting.

(19)	Segment Information

MHC has identified two reportable operating segments: regulated electric and regulated natural gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting gas owned by others through its distribution system. Pricing for regulated electric and regulated natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and in evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists principally of the nonregulated subsidiaries of MHC not engaged in the energy business. Refer to Note 9 for a discussion of items affecting income tax (benefit) expense for the regulated electric and natural gas operating segments.

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2018	2017	2016
Operating revenue:
Regulated electric	$2,283	$2,108	$1,985
Regulated natural gas	754	719	637
Other	16	19	9
Total operating revenue	$3,053	$2,846	$2,631

Depreciation and amortization:
Regulated electric	$565	$458	$436
Regulated natural gas	44	42	43
Total depreciation and amortization	$609	$500	$479

Operating income:
Regulated electric	$469	$472	$486
Regulated natural gas	81	72	64
Other	—	—	1
Total operating income	$550	$544	$551

Interest expense:
Regulated electric	$208	$196	$178
Regulated natural gas	19	18	18
Other	4	1	—
Total interest expense	$231	$215	$196

Income tax (benefit) expense:
Regulated electric	$(273)	$(212)	$(156)
Regulated natural gas	16	29	22
Other	—	3	4
Total income tax (benefit) expense	$(257)	$(180)	$(130)

Net income:
Regulated electric	$628	$570	$512
Regulated natural gas	54	35	32
Other	(2)	(1)	1
Net income	$680	$604	$545

Capital expenditures:
Regulated electric	$2,223	$1,686	$1,564
Regulated natural gas	109	87	72
Total capital expenditures	$2,332	$1,773	$1,636

	As of December 31,
	2018	2017	2016
Total assets:
Regulated electric	$17,702	$16,105	$15,304
Regulated natural gas	1,485	1,482	1,424
Other	443	451	317
Total assets	$19,630	$18,038	$17,045

Goodwill by reportable segment as of December 31, 2018 and 2017 was as follows (in millions):

Regulated electric	$1,191
Regulated natural gas	79
Total	$1,270

EXHIBIT INDEX

Exhibit No.	Description

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

4.9
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

4.10	Eleventh Supplemental Indenture, dated as of December 29, 2017, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the

Exhibit No.	Description

6.500% Senior Bonds due 2037 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated January 5, 2018).

4.11
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

Exhibit No.	Description

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

4.64	Twenty-First Supplemental Indenture, dated December 14, 2018, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada.

4.65
Indenture, dated as of February 24, 2012, by and between Topaz Solar Farms LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the $850,000,000 in principal amount of the 5.75% Series A Senior Secured Notes due 2039 (incorporated by reference to Exhibit 4.56 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).

4.66
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

4.68
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

10.1
$3,500,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.2
Amended and Restated £150,000,000 Facility Agreement, dated April 30, 2015, among Northern Powergrid Holdings Company, as Guarantor and Borrower, Northern Powergrid (Yorkshire) plc and Northern Powergrid (Northeast) Limited as Borrowers, and Abbey National Treasury Services plc, Lloyds Bank plc and The Royal Bank of Scotland plc, as Original Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

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

10.8
Fifth Amending Agreement to Amended and Restated Credit Agreement, dated as of December 15, 2017, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.9 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2017).

10.9
Sixth Amending Agreement to Amended and Restated Credit Agreement, dated as of December 14, 2018, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

10.10
Fourth Amended and Restated Credit Agreement, dated as of December 17, 2015, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.8 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.11
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

10.12
Second Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2017, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.14 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2017).

10.13
Third Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of April 19, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.14
Fourth Amending Agreement to Fourth Amended and Restated Credit Agreement, dated as of December 14, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

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

10.17
Second Amending Agreement to Third Amended and Restated Credit Agreement, dated as of December 14, 2017, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.17 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2017).

10.18
Third Amending Agreement to Third Amended and Restated Credit Agreement, dated as of April 19, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.19
Fourth Amending Agreement to Third Amended and Restated Credit Agreement, dated as of December 14, 2018, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders.

10.20
Berkshire Hathaway Energy Company Executive Voluntary Deferred Compensation Plan restated effective as of January 1, 2007 (incorporated by reference to Exhibit 10.9 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2007).

10.21
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

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

24.1	Power of Attorney.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

3.4	Third Restated Articles of Incorporation of PacifiCorp (incorporated by reference to Exhibit (3)a to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 1996).

3.5	Bylaws of PacifiCorp, as amended May 23, 2005 (incorporated by reference to Exhibit 3.2 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).

10.22*	Summary of Key Terms of Compensation Arrangements with PacifiCorp's Named Executive Officers and Directors.

10.23*	PacifiCorp Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2007).

10.24*	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).

Exhibit No.	Description

10.25*
Amendment No. 10 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.26*
Amendment No. 11 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.6 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.27*
Amendment No. 1 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 28, 2008 (incorporated by reference to Exhibit 10.10 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2009).

10.28*
Amendment No. 2 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 16, 2012 (incorporated by reference to Exhibit 10.11 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2012).

10.29*
PacifiCorp Long-Term Incentive Partnership Plan effective January 1, 2014 (incorporated by reference to Exhibit 10.10 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2014).

10.30*	PacifiCorp Long Term Incentive Partnership Plan effective January 1, 2014 and Restated Effective January 10, 2018.

14.2	Code of Ethics (incorporated by reference to Exhibit 14.1 to the PacifiCorp Transition Report on Form 10-K for the nine-month period ended December 31, 2006).

23.2	Consent of Deloitte & Touche LLP.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.69
Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, incorporated by reference to Exhibit 4-E to the PacifiCorp Form 8-B, as supplemented and modified by 29 Supplemental Indentures, each incorporated by reference, as follows:

Exhibit	PacifiCorp
Number	File Type	File Date
(4)(b)(a)	SE	November 2, 1989
(4)(a)(a)	8-K	January 9, 1990
(4)(a)(a)	8-K	September 11, 1991
(4)(a)(a)	8-K	January 7, 1992
(4)(a)(a)	10-Q	Quarter ended March 31, 1992
(4)(a)(a)	10-Q	Quarter ended September 30, 1992
(4)(a)(a)	8-K	April 1, 1993
(4)(a)(a)	10-Q	Quarter ended September 30, 1993
(4)a	10-Q	Quarter ended June 30, 1994
(4)b	10-K	Year ended December 31, 1994
(4)b	10-K	Year ended December 31, 1995
(4)b	10-K	Year ended December 31, 1996
(4)b	10-K	Year ended December 31, 1998
99(a)	8-K	November 21, 2001
4.1	10-Q	Quarter ended June 30, 2003
99	8-K	September 9, 2003
4	8-K	August 26, 2004
4	8-K	June 14, 2005
4.2	8-K	August 14, 2006
4	8-K	March 14, 2007
4.1	8-K	October 3, 2007
4.1	8-K	July 17, 2008
4.1	8-K	January 8, 2009
4.1	8-K	May 12, 2011
4.1	8-K	January 6, 2012
4.1	8-K	June 6, 2013
4.1	8-K	March 13, 2014
4.1	8-K	June 19, 2015
4.1	8-K	July 13, 2018

10.31
$600,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

10.32
$600,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

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

4.70
Form of Indenture, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-59760 dated January 31, 2002).

4.71
First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004).

4.72
Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and The Bank of New York Trust Company, NA, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).

4.73
Indenture, dated as of October 1, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit No.	Description

4.74
First Supplemental Indenture, dated as of October 6, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee relating to the 5.80% Notes due 2036 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

4.75
Third Supplemental Indenture, dated March 25, 2008, by and between MidAmerican Energy Company and The Bank of New York Trust Company, Trustee, relating to the 5.30% Notes due 2018 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated March 25, 2008).

4.76
Indenture, dated as of September 9, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.77
First Supplemental Indenture, dated as of September 19, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.78	Specimen of 2.40% First Mortgage Bonds due 2019 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.79	Specimen of 3.70% First Mortgage Bonds due 2023 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

4.80	Specimen of 4.80% First Mortgage Bonds due 2043 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).

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

4.83	Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

4.84	Specimen of 4.40% First Mortgage Bonds due 2044 (incorporated by reference to Exhibit 4.5 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).

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

4.87	Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.88	Specimen of 4.25% First Mortgage Bonds due 2046 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).

4.89
Fourth Supplemental Indenture, dated as of December 8, 2016, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.96 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).

Exhibit No.	Description

4.90
Fifth Supplemental Indenture, dated as of February 1, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.91	Specimen of 3.10% First Mortgage Bonds due 2027 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.92	Specimen of 3.95% First Mortgage Bonds due 2047 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

4.93
Sixth Supplemental Indenture, dated as of December 14, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.91 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2017).

4.94
Seventh Supplemental Indenture, dated as of February 1, 2018, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2018).

4.95	Specimen of 3.65% First Mortgage Bonds due 2048 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2018).

4.96
Eighth Supplemental Indenture, dated January 9, 2019, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated January 9, 2019).

4.97	Specimen of 3.65% First Mortgage Bonds due 2029 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated January 9, 2019).

4.98	Specimen of 4.25% First Mortgage Bonds due 2049 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated January 9, 2019).

4.99
Mortgage, Security Agreement, Fixture Filing and Financing Statement, dated as of September 9, 2013, from MidAmerican Energy Company to The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).

4.100
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

4.102
Form of Indenture, between MidAmerican Energy Company and the Trustee, (Subordinated Unsecured Debt Securities) (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).

10.33
$900,000,000 Amended and Restated Credit Agreement, dated as of April 30, 2018, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, LTD., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN FUNDING

4.103
Indenture and First Supplemental Indenture, dated March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, Trustee, relating to the $325 million Senior Bonds (incorporated by reference to Exhibits 4.1 and 4.2 to the MidAmerican Funding, LLC Registration Statement No. 333-905333 dated November 8, 1999).

Exhibit No.	Description

NEVADA POWER

3.11
Restated Articles of Incorporation of Nevada Power Company, dated July 28, 1999 (incorporated by reference to Exhibit 3(B) to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 1999).

3.12
Amended and Restated By-Laws of Nevada Power Company as amended December 21, 2017 (incorporated by reference to Exhibit 3.1 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

4.104
Financing Agreement dated May 1, 2017 between Clark County, Nevada and Nevada Power Company (relating to Clark County, Nevada's $39,500,000 Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2017) (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

4.105
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

10.34
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

4.106
General and Refunding Mortgage Indenture, dated May 1, 2001, between Nevada Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1(a) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.107	First Supplemental Indenture, dated as of May 1, 2001 (incorporated by reference to Exhibit 4.1(b) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.108	Second Supplemental Indenture, dated as of October 1, 2001 (incorporated by reference to Exhibit 4(A) to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 2001).

4.109
Officer's Certificate establishing the terms of Nevada Power Company's 6.650% General and Refunding Mortgage Notes, Series N, due 2036 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Form 10-Q for the quarter ended March 31, 2006).

4.110
Officer's Certificate establishing the terms of Nevada Power Company's 6.50% General and Refunding Mortgage Notes, Series O, due 2018 (incorporated by reference to Exhibit 4.7 to the Nevada Power Company Registration Statement No. 333-134801 dated June 7, 2006).

4.111
Officer's Certificate establishing the terms of Nevada Power Company's 6.750% General and Refunding Mortgage Notes, Series R, due 2037 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated June 27, 2007).

Exhibit No.	Description

4.112
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

4.115
Officer's Certificate establishing the terms of Nevada Power Company d/b/a NV Energy's 5.45% General and Refunding Mortgage Notes, Series Y, due 2041 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 10, 2011).

4.116
Officer's Certificate establishing the terms of Nevada Power Company’s General and Refunding Mortgage Notes, Series AA (Nos. AA-1 and AA-2) (incorporated by reference to Exhibit 4.3 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).

4.117
Officer's Certificate establishing the terms of Nevada Power Company’s 2.75% General and Refunding Mortgage Notes, Series BB, due 2020 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated April 12, 2018).

4.118
Officer’s Certificate establishing the terms of Nevada Power Company's 3.700% General and Refunding Mortgage Notes, Series CC, Due 2029 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated January 30, 2019).

10.35
$400,000,000 Third Amended and Restated Credit Agreement, dated as of April 30, 2018, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.7 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

SIERRA PACIFIC

3.13
Restated Articles of Incorporation of Sierra Pacific Power Company, dated October 25, 2006 (incorporated by reference to Exhibit 3.1 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for quarter ended September 30, 2006).

3.14
Amended and Restated By-Laws of Sierra Pacific Power Company as amended December 21, 2017 (incorporated by reference to Exhibit 3.2 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

4.119
Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $80,000,000 Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016C, 2016D and 2016E) (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

4.120
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

4.121
Financing Agreement dated May 1, 2016 between Humboldt County, Nevada and Sierra Pacific Power Company (relating to Humboldt County, Nevada's $49,750,000 Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016A and 2016B (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

Exhibit No.	Description

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

4.122
General and Refunding Mortgage Indenture, dated as of May 1, 2001, between Sierra Pacific Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2(a) to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

4.123
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

4.124
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 6.750% General and Refunding Mortgage Notes, Series P, due 2037 (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 27, 2007).

4.125
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 3.375% General and Refunding Mortgage Notes, Series T, due 2023 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated August 14, 2013).

4.126
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 2.60% General and Refunding Mortgage Notes, Series U, due 2026 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated April 15, 2016).

4.127
Officer's Certificate establishing the terms of Sierra Pacific Power Company's General and Refunding Mortgage Notes, Series V (Nos. V-1, V-2 and V-3) (incorporated by reference to Exhibit 4.4 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).

10.37
$250,000,000 Third Amended and Restated Credit Agreement, dated as of April 30, 2018, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.8 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018)

Exhibit No.	Description

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Annual Report on Form 10-K for the year ended December 31, 2018 is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

SIGNATURES

BERKSHIRE HATHAWAY ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2019.

BERKSHIRE HATHAWAY ENERGY COMPANY

/s/ William J. Fehrman*
William J. Fehrman
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Fehrman*	Director, President and Chief Executive Officer	February 22, 2019
William J. Fehrman	(principal executive officer)

/s/ Patrick J. Goodman*	Executive Vice President and Chief Financial Officer	February 22, 2019
Patrick J. Goodman	(principal financial and accounting officer)

/s/ Gregory E. Abel*	Executive Chairman of the Board	February 22, 2019
Gregory E. Abel	of Directors

/s/ Warren E. Buffett*	Director	February 22, 2019
Warren E. Buffett

/s/ Marc D. Hamburg*	Director	February 22, 2019
Marc D. Hamburg

/s/ Walter Scott, Jr.*	Director	February 22, 2019
Walter Scott, Jr.

*By: /s/ Natalie L. Hocken	Attorney-in-Fact	February 22, 2019
Natalie L. Hocken

SIGNATURES

PACIFICORP

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2019.

PACIFICORP

/s/ Nikki L. Kobliha
Nikki L. Kobliha
Director, Vice President, Chief Financial Officer and
Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Fehrman	Chairman of the Board of Directors and Chief	February 22, 2019
William J. Fehrman	Executive Officer
(principal executive officer)

/s/ Nikki L. Kobliha	Director, Vice President, Chief Financial Officer and	February 22, 2019
Nikki L. Kobliha	Treasurer
(principal financial and accounting officer)

/s/ Stefan A. Bird	Director	February 22, 2019
Stefan A. Bird

/s/ Patrick J. Goodman	Director	February 22, 2019
Patrick J. Goodman

/s/ Natalie L. Hocken	Director	February 22, 2019
Natalie L. Hocken

/s/ Gary W. Hoogeveen	Director	February 22, 2019
Gary W. Hoogeveen

SIGNATURES

MIDAMERICAN ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2019.

MIDAMERICAN ENERGY COMPANY

/s/ Adam L. Wright
Adam L. Wright
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Adam L. Wright	Director, President and Chief Executive Officer	February 22, 2019
Adam L. Wright	(principal executive officer)

/s/ Thomas B. Specketer	Director, Vice President and Chief Financial Officer	February 22, 2019
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Robert B. Berntsen	Director	February 22, 2019
Robert B. Berntsen

SIGNATURES

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2019.

MIDAMERICAN FUNDING, LLC

/s/ Adam L. Wright
Adam L. Wright
Manager and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Adam L. Wright	Manager and President	February 22, 2019
Adam L. Wright	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 22, 2019
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Daniel S. Fick	Manager	February 22, 2019
Daniel S. Fick

/s/ Patrick J. Goodman	Manager	February 22, 2019
Patrick J. Goodman

/s/ Natalie L. Hocken	Manager	February 22, 2019
Natalie L. Hocken

SIGNATURES

NEVADA POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2019.

NEVADA POWER COMPANY

/s/ Douglas A. Cannon
Douglas A. Cannon
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Douglas A. Cannon	Director, President and Chief Executive Officer	February 22, 2019
Douglas A. Cannon	(principal executive officer)

/s/ Michael E. Cole	Director, Vice President and Chief Financial Officer	February 22, 2019
Michael E. Cole	Financial Officer
(principal financial and accounting officer)

/s/ Shawn M. Elicegui	Director	February 22, 2019
Shawn M. Elicegui

/s/ Anthony F. Sanchez, III	Director	February 22, 2019
Anthony F. Sanchez, III

/s/ Kevin C. Geraghty	Director	February 22, 2019
Kevin C. Geraghty

/s/ Jennifer L. Oswald	Director	February 22, 2019
Jennifer L. Oswald

SIGNATURES

SIERRA PACIFIC POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of February 2019.

SIERRA PACIFIC POWER COMPANY

/s/ Douglas A. Cannon
Douglas A. Cannon
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Douglas A. Cannon	Director, President and Chief Executive Officer	February 22, 2019
Douglas A. Cannon	(principal executive officer)

/s/ Michael E. Cole	Director, Vice President and Chief Financial Officer	February 22, 2019
Michael E. Cole	Financial Officer
(principal financial and accounting officer)

/s/ Shawn M. Elicegui	Director	February 22, 2019
Shawn M. Elicegui

/s/ Anthony F. Sanchez, III	Director	February 22, 2019
Anthony F. Sanchez, III

/s/ Kevin C. Geraghty	Director	February 22, 2019
Kevin C. Geraghty

/s/ Jennifer L. Oswald	Director	February 22, 2019
Jennifer L. Oswald

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering each respective Registrant's last fiscal year or proxy material has been sent to security holders.