Form 10-Q
period 2019-06-30
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; PACIFICORP /OR/; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2019-08-05
CIK 1081316, 90144, 71180, 75594, 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019
or
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
Yes  ☐  No  ☒

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of July 31, 2019, 76,549,232 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of July 31, 2019, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of July 31, 2019.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of July 31, 2019, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of July 31, 2019, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of July 31, 2019, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
BHE Pipeline Group	Consists of Northern Natural Gas Company and Kern River Gas Transmission Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	Consists of BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Topaz	Topaz Solar Farms LLC
Agua Caliente	Agua Caliente Solar, LLC

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AB 1054	California Assembly Bill 1054
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
DEAA	Deferred Energy Accounting Adjustment
Dth	Decatherm
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission

FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hour
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatt
MWh	Megawatt Hour
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
SB 901	California Senate Bill 901
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•	the financial condition, creditworthiness and operational stability of the respective Registrant's significant customers and suppliers;

•	changes in business strategy or development plans;

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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	30
PacifiCorp and its subsidiaries	78
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	112
Nevada Power Company and its subsidiaries	137
Sierra Pacific Power Company	159

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2019, the related consolidated statements of operations, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2019

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,265	$627
Restricted cash and cash equivalents	214	227
Trade receivables, net	1,979	2,038
Inventories	867	844
Mortgage loans held for sale	1,065	468
Amounts held in trust	351	145
Other current assets	763	798
Total current assets	6,504	5,147

Property, plant and equipment, net	69,939	68,087
Goodwill	9,675	9,595
Regulatory assets	2,849	2,896
Investments and restricted cash and cash equivalents and investments	5,092	4,903
Other assets	2,083	1,561

Total assets	$96,142	$92,189

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,666	$1,809
Accrued interest	533	469
Accrued property, income and other taxes	419	599
Accrued employee expenses	345	275
Short-term debt	2,594	2,516
Current portion of long-term debt	1,906	2,081
Other current liabilities	1,444	1,021
Total current liabilities	8,907	8,770

BHE senior debt	8,229	8,577
BHE junior subordinated debentures	100	100
Subsidiary debt	27,861	25,492
Regulatory liabilities	7,382	7,346
Deferred income taxes	9,093	9,047
Other long-term liabilities	3,783	3,134
Total liabilities	65,355	62,466

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,355	6,371
Long-term income tax receivable	(457)	(457)
Retained earnings	26,651	25,624
Accumulated other comprehensive loss, net	(1,888)	(1,945)
Total BHE shareholders' equity	30,661	29,593
Noncontrolling interests	126	130
Total equity	30,787	29,723

Total liabilities and equity	$96,142	$92,189

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Energy	$3,567	$3,720	$7,392	$7,399
Real estate	1,327	1,273	2,112	2,034
Total operating revenue	4,894	4,993	9,504	9,433

Operating expenses:
Energy:
Cost of sales	1,027	1,126	2,241	2,294
Operations and maintenance	822	849	1,624	1,633
Depreciation and amortization	728	739	1,448	1,443
Property and other taxes	148	142	297	286
Real estate	1,210	1,165	2,016	1,934
Total operating expenses	3,935	4,021	7,626	7,590

Operating income	959	972	1,878	1,843

Other income (expense):
Interest expense	(476)	(461)	(953)	(927)
Capitalized interest	17	15	33	27
Allowance for equity funds	38	24	70	45
Interest and dividend income	36	32	66	58
Gains (losses) on marketable securities, net	6	(387)	(62)	(596)
Other, net	30	1	65	31
Total other income (expense)	(349)	(776)	(781)	(1,362)

Income before income tax benefit and equity income (loss)	610	196	1,097	481
Income tax benefit	(76)	(168)	(224)	(389)
Equity income (loss)	2	14	(8)	26
Net income	688	378	1,313	896
Net income attributable to noncontrolling interests	4	6	7	11
Net income attributable to BHE shareholders	$684	$372	$1,306	$885

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Net income	$688	$378	$1,313	$896

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $5, $16, $(2) and $12	18	54	(14)	51
Foreign currency translation adjustment	(49)	(307)	106	(234)
Unrealized (losses) gains on cash flow hedges, net of tax of $(9), $1, $(11) and $-	(27)	3	(35)	1
Total other comprehensive (loss) income, net of tax	(58)	(250)	57	(182)

Comprehensive income	630	128	1,370	714
Comprehensive income attributable to noncontrolling interests	4	6	7	11
Comprehensive income attributable to BHE shareholders	$626	$122	$1,363	$703

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Common		Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, March 31, 2018	77	$—	$6,363	$—	$23,719	$(1,415)	$127	$28,794
Net income	—	—	—	—	372	—	4	376
Other comprehensive income	—	—	—	—	—	(250)	—	(250)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	115	(115)	—	—	—
Distributions	—	—	—	—	—	—	(3)	(3)
Other equity transactions	—	—	(5)	—	—	—	1	(4)
Balance, June 30, 2018	77	$—	$6,358	$(494)	$23,976	$(1,665)	$129	$28,304

Balance, December 31, 2017	77	$—	$6,368	$—	$22,206	$(398)	$132	$28,308
Adoption of ASU 2016-01	—	—	—	—	1,085	(1,085)	—	—
Net income	—	—	—	—	885	—	8	893
Other comprehensive income	—	—	—	—	—	(182)	—	(182)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	115	(115)	—	—	—
Common stock purchases	—	—	(5)	—	(85)	—	—	(90)
Distributions	—	—	—	—	—	—	(12)	(12)
Other equity transactions	—	—	(5)	—	—	—	1	(4)
Balance, June 30, 2018	77	$—	$6,358	$(494)	$23,976	$(1,665)	$129	$28,304

Balance, March 31, 2019	77	$—	$6,355	$(457)	$25,968	$(1,830)	$126	$30,162
Net income	—	—	—	—	684	—	4	688
Other comprehensive income	—	—	—	—	—	(58)	—	(58)
Distributions	—	—	—	—	—	—	(3)	(3)
Other equity transactions	—	—	—	—	(1)	—	(1)	(2)
Balance, June 30, 2019	77	$—	$6,355	$(457)	$26,651	$(1,888)	$126	$30,787

Balance, December 31, 2018	77	$—	$6,371	$(457)	$25,624	$(1,945)	$130	$29,723
Net income	—	—	—	—	1,306	—	7	1,313
Other comprehensive income	—	—	—	—	—	57	—	57
Common stock purchases	—	—	(16)	—	(277)	—	—	(293)
Distributions	—	—	—	—	—	—	(10)	(10)
Other equity transactions	—	—	—	—	(2)	—	(1)	(3)
Balance, June 30, 2019	77	$—	$6,355	$(457)	$26,651	$(1,888)	$126	$30,787

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$1,313	$896
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on marketable securities, net	62	596
Depreciation and amortization	1,472	1,466
Allowance for equity funds	(70)	(45)
Equity (income) loss, net of distributions	37	1
Changes in regulatory assets and liabilities	1	206
Deferred income taxes and amortization of investment tax credits	25	(264)
Other, net	23	26
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(550)	(226)
Derivative collateral, net	(30)	(5)
Pension and other postretirement benefit plans	(41)	(23)
Accrued property, income and other taxes, net	(140)	174
Accounts payable and other liabilities	32	16
Net cash flows from operating activities	2,134	2,818

Cash flows from investing activities:
Capital expenditures	(2,750)	(2,779)
Acquisitions, net of cash acquired	(29)	(107)
Purchases of marketable securities	(190)	(209)
Proceeds from sales of marketable securities	185	184
Equity method investments	(211)	(151)
Other, net	36	43
Net cash flows from investing activities	(2,959)	(3,019)

Cash flows from financing activities:
Proceeds from BHE senior debt	—	2,176
Repayments of BHE senior debt	—	(650)
Common stock purchases	(293)	(90)
Proceeds from subsidiary debt	3,464	1,313
Repayments of subsidiary debt	(1,763)	(1,082)
Net proceeds from (repayments of) short-term debt	64	(1,048)
Purchase of redeemable noncontrolling interest	—	(131)
Other, net	(25)	(23)
Net cash flows from financing activities	1,447	465

Effect of exchange rate changes	1	(3)

Net change in cash and cash equivalents and restricted cash and cash equivalents	623	261
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	883	1,283
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,506	$1,544

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2019 and for the three- and six-month periods ended June 30, 2019 and 2018. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the six-month period ended June 30, 2019.

(2)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2019	2018
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$78,087	$76,707
Interstate natural gas pipeline assets	3-80 years	7,571	7,524
		85,658	84,231
Accumulated depreciation and amortization		(26,637)	(25,894)
Regulated assets, net		59,021	58,337

Nonregulated assets:
Independent power plants	5-30 years	6,962	6,826
Other assets	3-30 years	1,625	1,424
		8,587	8,250
Accumulated depreciation and amortization		(2,000)	(1,610)
Nonregulated assets, net		6,587	6,640

Net operating assets		65,608	64,977
Construction work-in-progress		4,331	3,110
Property, plant and equipment, net		$69,939	$68,087

Construction work-in-progress includes $4.1 billion as of June 30, 2019 and $2.9 billion as of December 31, 2018, related to the construction of regulated assets.

(3)	Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2019	2018
Investments:
BYD Company Limited common stock	$1,358	$1,435
Rabbi trusts	392	371
Other	181	168
Total investments	1,931	1,974

Equity method investments:
BHE Renewables tax equity investments	1,797	1,661
Electric Transmission Texas, LLC	537	527
Bridger Coal Company	89	99
Other	172	153
Total equity method investments	2,595	2,440

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	562	504
Restricted cash and cash equivalents	241	256
Total restricted cash and cash equivalents and investments	803	760

Total investments and restricted cash and cash equivalents and investments	$5,329	$5,174

Reflected as:
Current assets	$237	$271
Noncurrent assets	5,092	4,903
Total investments and restricted cash and cash equivalents and investments	$5,329	$5,174

Investments

Gains (losses) on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Unrealized gains (losses) recognized on marketable securities still held at the reporting date	$7	$(386)	$(61)	$(597)
Net (losses) gains recognized on marketable securities sold during the period	(1)	(1)	(1)	1
Gains (losses) on marketable securities, net	$6	$(387)	$(62)	$(596)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$1,265	$627
Restricted cash and cash equivalents	214	227
Investments and restricted cash and cash equivalents and investments	27	29
Total cash and cash equivalents and restricted cash and cash equivalents	$1,506	$883

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

As of
June 30,
2019
Right-of-use assets:
Operating leases	$553
Finance leases	509
Total right-of-use assets	$1,062

Lease liabilities:
Operating leases	$597
Finance leases	523
Total lease liabilities	$1,120

The following table summarizes the Company's lease costs (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ending June 30,
	2019	2019

Variable	$153	$296
Operating	41	82
Finance:
Amortization	4	8
Interest	10	21
Short-term	1	3
Total lease costs	$209	$410

Weighted-average remaining lease term (years):
Operating leases		8.0
Finance leases		29.1

Weighted-average discount rate:
Operating leases		5.2%
Finance leases		8.7%

The following table summarizes the Company's supplemental cash flow information relating to leases (in millions):

Six-Month Period
Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(70)
Operating cash flows from finance leases	(22)
Financing cash flows from finance leases	(9)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$49
Finance leases	6

The Company has the following remaining lease commitments as of (in millions):

	June 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$77	$39	$116	$147	$69	$216
2020	139	69	208	128	68	196
2021	117	75	192	110	73	183
2022	93	68	161	87	67	154
2023	66	57	123	61	56	117
Thereafter	236	776	1,012	159	772	931
Total undiscounted lease payments	728	1,084	1,812	$692	$1,105	$1,797
Less - amounts representing interest	(131)	(561)	(692)
Lease liabilities	$597	$523	$1,120

(1)     Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

(5)	Recent Financing Transactions

Long-Term Debt

In June 2019, Northern Natural Gas issued $200 million of its 4.30% Senior Bonds due January 2049. The bonds are part of the same series as the $450 million aggregate principal amount of 4.30% bonds due 2049 that were issued in July 2018. Northern Natural Gas intends to use the net proceeds to fund capital expenditures and for general corporate purposes.

In May 2019, Northern Electric Finance plc issued £150 million of its 2.75% Guaranteed Bonds due May 2049 and intends to use the net proceeds for general corporate purposes.

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

Credit Facilities

In May 2019, BHE extended, with lender consent, the expiration date for its existing $3.5 billion unsecured credit facility to June 2022 by exercising the first of two available one-year extensions.

In May 2019, PacifiCorp extended, with lender consent, the expiration date for each of its two existing $600 million unsecured credit facilities to June 2022 by exercising the remaining one-year extension option for one facility and exercising the first of two available one-year extensions for the second facility.

In May 2019, MidAmerican Energy extended, with lender consent, the expiration date for its existing $900 million unsecured credit facility to June 2022 by exercising the remaining one-year extension option.

In May 2019, Nevada Power and Sierra Pacific extended, with lender consent, the expiration date for its $400 million and $250 million secured credit facilities, respectively, to June 2022 by exercising the remaining one-year extension options.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(29)	(78)	(29)	(58)
State income tax, net of federal income tax benefit	—	(19)	(8)	(25)
Income tax effect of foreign income	(1)	(4)	(2)	(11)
Effects of ratemaking	(2)	(8)	(2)	(8)
Equity income	—	1	—	1
Other, net	(1)	1	—	(1)
Effective income tax rate	(12)%	(86)%	(20)%	(81)%

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

The Company's provision for income tax has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its United States federal and Iowa state income tax returns and the majority of all of its currently payable or receivable income tax is remitted to or received from Berkshire Hathaway. For the six-month periods ended June 30, 2019 and 2018, the Company received net cash payments for federal income taxes from Berkshire Hathaway totaling $- million and $311 million, respectively.

(7)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Pension:
Service cost	$4	$5	$8	$10
Interest cost	28	26	55	52
Expected return on plan assets	(39)	(41)	(77)	(82)
Net amortization	7	7	16	15
Net periodic benefit cost (credit)	$—	$(3)	$2	$(5)

Other postretirement:
Service cost	$3	$3	$5	$5
Interest cost	8	6	14	12
Expected return on plan assets	(10)	(12)	(20)	(22)
Net amortization	(1)	(3)	(3)	(6)
Net periodic benefit credit	$—	$(6)	$(4)	$(11)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $1 million, respectively, during 2019. As of June 30, 2019, $6 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Service cost	$4	$5	$8	$10
Interest cost	13	14	26	28
Expected return on plan assets	(25)	(26)	(50)	(53)
Settlement	—	24	—	24
Net amortization	9	14	18	29
Net periodic benefit cost	$1	$31	$2	$38

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £44 million during 2019. As of June 30, 2019, £22 million, or $28 million, of contributions had been made to the United Kingdom pension plan.

(8)    Asset Retirement Obligations

In January 2018, MidAmerican Energy completed groundwater testing at its coal combustion residuals ("CCR") surface impoundments. Based on this information, MidAmerican Energy discontinued sending CCR to surface impoundments effective April 2018 and initiated analysis of additional actions to be taken. As a result of that analysis, MidAmerican Energy will remove all CCR material located below the water table and cap the material in such facilities, which is a more extensive closure activity than previously assumed. In the first quarter of 2019, MidAmerican Energy increased the asset retirement obligations for its fossil-fueled generating facilities by $237 million related to the cost of this closure activity. Closure activity on the six existing surface impoundments is estimated to extend through 2023.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2019
Assets:
Commodity derivatives	$—	$38	$106	$(25)	$119
Interest rate derivatives	—	6	25	—	31
Mortgage loans held for sale	—	1,065	—	—	1,065
Money market mutual funds(2)	951	—	—	—	951
Debt securities:
United States government obligations	193	—	—	—	193
International government obligations	—	4	—	—	4
Corporate obligations	—	49	—	—	49
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	311	—	—	—	311
International companies	1,358	—	—	—	1,358
Investment funds	182	—	—	—	182
	$2,995	$1,165	$131	$(25)	$4,266
Liabilities:
Commodity derivatives	$(2)	$(187)	$(20)	$117	$(92)
Interest rate derivatives	(2)	(24)	(2)	—	(28)
	$(4)	$(211)	$(22)	$117	$(120)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018
Assets:
Commodity derivatives	$1	$91	$108	$(52)	$148
Interest rate derivatives	1	13	10	—	24
Mortgage loans held for sale	—	468	—	—	468
Money market mutual funds(2)	409	—	—	—	409
Debt securities:
United States government obligations	187	—	—	—	187
International government obligations	—	4	—	—	4
Corporate obligations	—	46	—	—	46
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	256	—	—	—	256
International companies	1,441	—	—	—	1,441
Investment funds	128	—	—	—	128
	$2,423	$625	$118	$(52)	$3,114
Liabilities:
Commodity derivatives	$(1)	$(180)	$(9)	$111	$(79)
Interest rate derivatives	—	(32)	—	—	(32)
	$(1)	$(212)	$(9)	$111	$(111)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $92 million and $59 million as of June 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2019:
Beginning balance	$86	$18	$99	$10
Changes included in earnings	8	94	5	147
Changes in fair value recognized in OCI	(1)	—	(1)	—
Changes in fair value recognized in net regulatory assets	(12)	—	(23)	—
Purchases	3	—	4	—
Settlements	2	(89)	2	(134)
Ending balance	$86	$23	$86	$23

2018:
Beginning balance	$81	$16	$94	$9
Changes included in earnings	4	56	4	86
Changes in fair value recognized in OCI	1	—	—	—
Changes in fair value recognized in net regulatory assets	(5)	—	(14)	—
Purchases	—	—	1	—
Settlements	2	(55)	(2)	(78)
Ending balance	$83	$17	$83	$17
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

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$38,096	$43,822	$36,250	$38,874

(10)	Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2019, PacifiCorp entered into non-cancelable agreements through 2020 totaling $486 million related to repowering and development of certain existing and new wind facilities in Wyoming and Washington.

Easements

During the six-month period ended June 30, 2019, PacifiCorp and MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $392 million through 2059 for land in Iowa, Wyoming and Montana, on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the six-month period ended June 30, 2019, PacifiCorp and MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $474 million through 2030.

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("PG&E Bankruptcy Filing"). The Company owns 100% of Topaz Solar Farm LLC ("Topaz") and owns a 49% interest in Agua Caliente Solar, LLC ("Agua Caliente"). Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until October 2039. As of June 30, 2019, the Company's consolidated balance sheet includes $1.1 billion of property, plant and equipment, net and $0.9 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until June 2039. As of June 30, 2019, the Company's equity investment in Agua Caliente totals $56 million and the project has $0.8 billion of non-recourse project debt owed to the United States Department of Energy. The PG&E Bankruptcy Filing is an event of default under the Topaz PPA ("PPA Default"). PG&E paid in full the invoices for December deliveries and all amounts invoiced to date for post-petition energy deliveries for both Topaz and Agua Caliente in 2019. PG&E has not paid for the power delivered from January 1 through January 28, 2019. The Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company maintains that, in light of the current facts and circumstances, the PPA Default could not reasonably be expected to result in a material adverse effect under the Topaz indenture and, therefore, no default has occurred under the Topaz indenture. In July 2019, California Governor Gavin Newsom signed California Assembly Bill 1054 ("AB 1054") into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California that, among other items, authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities, including PG&E, participate by making the required contributions, among other things. In July 2019, PG&E notified the California Public Utilities Commission of its intent to participate in the insurance fund and such participation requires, among other items, PG&E to exit bankruptcy by June 30, 2020. The Company believes it is more likely than not that no impairment exists and current debt obligations will be met, as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation, including continued receipt of future PG&E payments and the future risk of the PPAs being rejected or modified through the bankruptcy process.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four main-stem Klamath dams from PacifiCorp to the KRRC. Over the past two years, the KRRC has been supplementing the application with additional information about its financial, technical and legal capacity to become the licensee. In July 2019, the KRRC provided the FERC with additional information about its financial capacity to become a licensee, including updated cost estimates, and its insurance, bonding and liability transfer package. The FERC is evaluating the KRRC's information and the proposed license transfer. The KRRC will continue to refine its insurance, bonding and liability transfer package, and PacifiCorp will review the KRRC's capacity to fulfill its indemnity obligation under the KHSA. If certain conditions in the amended KHSA are not satisfied (e.g., inadequate funding or inability of KRRC to satisfy its indemnification obligation) and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

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

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 14 (in millions):

	For the Three-Month Period Ended June 30, 2019
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,107	$467	$658	$—	$—	$—	$—	$—	$2,232
Retail gas	—	95	21	—	—	—	—	—	116
Wholesale	11	66	10	—	—	—	—	(1)	86
Transmission and distribution	25	15	24	209	—	168	—	—	441
Interstate pipeline	—	—	—	—	212	—	—	(24)	188
Other	—	—	—	—	—	—	—	—	—
Total Regulated	1,143	643	713	209	212	168	—	(25)	3,063
Nonregulated	—	10	—	10	—	7	197	142	366
Total Customer Revenue	1,143	653	713	219	212	175	197	117	3,429
Other revenue	24	7	8	24	—	—	52	23	138
Total	$1,167	$660	$721	$243	$212	$175	$249	$140	$3,567

	For the Six-Month Period Ended June 30, 2019
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,293	$910	$1,185	$—	$—	$—	$—	$—	$4,388
Retail gas	—	355	58	—	—	—	—	—	413
Wholesale	39	176	28	—	—	—	—	(1)	242
Transmission and distribution	50	31	48	439	—	335	—	—	903
Interstate pipeline	—	—	—	—	584	—	—	(61)	523
Other	—	—	1	—	—	—	—	—	1
Total Regulated	2,382	1,472	1,320	439	584	335	—	(62)	6,470
Nonregulated	—	16	—	18	—	8	323	281	646
Total Customer Revenue	2,382	1,488	1,320	457	584	343	323	219	7,116
Other revenue(2)	44	14	15	49	(1)	—	93	62	276
Total	$2,426	$1,502	$1,335	$506	$583	$343	$416	$281	$7,392

	For the Three-Month Period Ended June 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,115	$505	$691	$—	$—	$—	$—	$—	$2,311
Retail gas	—	99	19	—	—	—	—	—	118
Wholesale	9	87	6	—	—	—	—	(1)	101
Transmission and distribution	30	14	25	216	—	174	—	—	459
Interstate pipeline	—	—	—	—	236	—	—	(25)	211
Other	—	—	1	—	—	—	—	—	1
Total Regulated	1,154	705	742	216	236	174	—	(26)	3,201
Nonregulated	—	5	1	10	—	3	186	158	363
Total Customer Revenue	1,154	710	743	226	236	177	186	132	3,564
Other revenue	39	8	7	20	—	—	60	22	156
Total	$1,193	$718	$750	$246	$236	$177	$246	$154	$3,720

	For the Six-Month Period Ended June 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,211	$891	$1,230	$—	$—	$—	$—	$—	$4,332
Retail gas	—	345	59	—	—	—	—	—	404
Wholesale	31	180	17	—	—	—	—	(2)	226
Transmission and distribution	52	30	45	465	—	354	—	—	946
Interstate pipeline	—	—	—	—	610	—	—	(66)	544
Other	—	—	1	—	—	—	—	—	1
Total Regulated	2,294	1,446	1,352	465	610	354	—	(68)	6,453
Nonregulated	—	5	1	21	—	3	303	302	635
Total Customer Revenue	2,294	1,451	1,353	486	610	357	303	234	7,088
Other revenue	83	14	14	38	2	—	97	63	311
Total	$2,377	$1,465	$1,367	$524	$612	$357	$400	$297	$7,399

(1)	The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

(2)	Includes net payments to counterparties for the financial settlement of certain derivative contracts at BHE Pipeline Group.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Customer Revenue:
Brokerage	$1,204	$1,168	$1,915	$1,853
Franchise	19	19	33	34
Total Customer Revenue	1,223	1,187	1,948	1,887
Other revenue	104	86	164	147
Total	$1,327	$1,273	$2,112	$2,034

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2019, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$935	$5,411	$6,346

(12)	BHE Shareholders' Equity

For the six-month periods ended June 30, 2019 and 2018, BHE repurchased 447,712 shares of its common stock for $293 million and 149,281 shares of its common stock for $90 million, respectively.

(13)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains (Losses)	Attributable
	Retirement	Translation	Marketable	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive (loss) income	51	(234)	—	1	(182)
Balance, June 30, 2018	$(332)	$(1,363)	$—	$30	$(1,665)

Balance, December 31, 2018	$(358)	$(1,623)	$—	$36	$(1,945)
Other comprehensive (loss) income	(14)	106	—	(35)	57
Balance, June 30, 2019	$(372)	$(1,517)	$—	$1	$(1,888)

(14)	Segment Information

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
PacifiCorp	$1,167	$1,193	$2,426	$2,377
MidAmerican Funding	660	718	1,502	1,465
NV Energy	721	750	1,335	1,367
Northern Powergrid	243	246	506	524
BHE Pipeline Group	212	236	583	612
BHE Transmission	175	177	343	357
BHE Renewables	249	246	416	400
HomeServices	1,327	1,273	2,112	2,034
BHE and Other(1)	140	154	281	297
Total operating revenue	$4,894	$4,993	$9,504	$9,433

Depreciation and amortization:
PacifiCorp	$209	$197	$414	$399
MidAmerican Funding	179	208	356	366
NV Energy	120	114	240	227
Northern Powergrid	63	64	126	127
BHE Pipeline Group	29	30	57	72
BHE Transmission	60	61	118	123
BHE Renewables	69	66	139	130
HomeServices	11	11	24	23
BHE and Other(1)	(1)	(1)	(2)	(1)
Total depreciation and amortization	$739	$750	$1,472	$1,466

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating income:
PacifiCorp	$268	$284	$552	$531
MidAmerican Funding	94	87	210	166
NV Energy	150	144	234	233
Northern Powergrid	110	111	239	258
BHE Pipeline Group	68	57	311	283
BHE Transmission	77	81	153	162
BHE Renewables	97	104	115	132
HomeServices	117	108	96	100
BHE and Other(1)	(22)	(4)	(32)	(22)
Total operating income	959	972	1,878	1,843
Interest expense	(476)	(461)	(953)	(927)
Capitalized interest	17	15	33	27
Allowance for equity funds	38	24	70	45
Interest and dividend income	36	32	66	58
Gains (losses) on marketable securities, net	6	(387)	(62)	(596)
Other, net	30	1	65	31
Total income before income tax expense and equity income	$610	$196	$1,097	$481

Interest expense:
PacifiCorp	$102	$96	$198	$192
MidAmerican Funding	74	61	149	124
NV Energy	56	59	118	117
Northern Powergrid	35	36	69	73
BHE Pipeline Group	12	10	24	20
BHE Transmission	39	42	78	85
BHE Renewables	44	49	88	101
HomeServices	7	6	14	10
BHE and Other(1)	107	102	215	205
Total interest expense	$476	$461	$953	$927

Operating revenue by country:
United States	$4,476	$4,570	$8,653	$8,548
United Kingdom	242	245	505	522
Canada	175	177	343	357
Philippines and other	1	1	3	6
Total operating revenue by country	$4,894	$4,993	$9,504	$9,433

Income before income tax benefit and equity income (loss) by country:
United States	$482	$93	$818	$211
United Kingdom	76	49	179	161
Canada	39	41	79	82
Philippines and other	13	13	21	27
Total income before income tax benefit and equity income (loss) by country	$610	$196	$1,097	$481

	As of
	June 30,	December 31,
	2019	2018
Assets:
PacifiCorp	$24,528	$23,478
MidAmerican Funding	21,140	20,029
NV Energy	14,189	14,119
Northern Powergrid	7,587	7,427
BHE Pipeline Group	5,627	5,511
BHE Transmission	8,720	8,424
BHE Renewables	8,942	8,666
HomeServices	4,056	2,797
BHE and Other(1)	1,353	1,738
Total assets	$96,142	$92,189

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2019 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2018	$1,129	$2,102	$2,369	$952	$73	$1,448	$95	$1,427	$9,595
Acquisitions	—	—	—	—	—	—	—	23	23
Foreign currency translation	—	—	—	(3)	—	60	—	—	57
June 30, 2019	$1,129	$2,102	$2,369	$949	$73	$1,508	$95	$1,450	$9,675

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2019 and 2018

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Net income attributable to BHE shareholders:
PacifiCorp	$168	$185	$(17)	(9)%	$348	$333	$15	5%
MidAmerican Funding	153	103	50	49	343	206	137	67
NV Energy	81	77	4	5	110	110	—	—
Northern Powergrid	64	41	23	56	144	125	19	15
BHE Pipeline Group	48	40	8	20	229	207	22	11
BHE Transmission	51	53	(2)	(4)	107	109	(2)	(2)
BHE Renewables	120	111	9	8	168	165	3	2
HomeServices	90	77	13	17	68	67	1	1
BHE and Other	(91)	(315)	224	71	(211)	(437)	226	52
Total net income attributable to BHE shareholders	$684	$372	$312	84	$1,306	$885	$421	48

Net income attributable to BHE shareholders increased $312 million for the second quarter of 2019 compared to 2018. The second quarter of 2019 included a pre-tax unrealized gain of $2 million ($2 million after-tax) compared to a pre-tax unrealized loss in the second quarter of 2018 of $391 million ($283 million after-tax), respectively, on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted net income attributable to BHE shareholders for the second quarter of 2019 was $682 million, an increase of $27 million, or 4%, compared to adjusted net income attributable to BHE shareholders in the second quarter of 2018 of $655 million.

Net income attributable to BHE shareholders increased $421 million for the first six months of 2019 compared to 2018. The first six months of 2019 and 2018 included a pre-tax unrealized loss of $77 million ($56 million after-tax) and $598 million ($432 million after-tax), respectively, on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted net income attributable to BHE shareholders for the first six months of 2019 was $1,362 million, an increase of $45 million, or 3%, compared to adjusted net income attributable to BHE shareholders in the first six months of 2018 of $1,317 million.

In 2018, the Domestic Regulated Businesses began passing the benefits of lower income tax expense related to 2017 Tax Reform to customers through various regulatory mechanisms, including lower retail rates, higher depreciation expense and reductions to rate base. The increase in net income attributable to BHE shareholders for the second quarter of 2019 compared to 2018 was due to the following:

•
PacifiCorp's net income decreased $17 million primarily due to higher depreciation and amortization expense of $12 million, higher income tax expense of $11 million, lower utility margin of $8 million and higher interest expense of $6 million, partially offset by higher allowances for equity and borrowed funds of $12 million and lower operations and maintenance expense of $6 million. Utility margin decreased primarily due to lower retail and wholesale customer volumes, partially offset by lower coal costs and higher average retail rates. Retail customer volumes decreased 1.6% primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

•
MidAmerican Funding's net income increased $50 million primarily due to higher income tax benefit of $52 million driven by a $44 million increase in recognized production tax credits, $26 million of which was due to a change in the method of interim recognition, lower depreciation and amortization expense of $29 million and higher allowances for equity and borrowed funds of $7 million, partially offset by lower electric utility margin of $24 million and higher interest expense of $13 million. Electric utility margin decreased due to lower retail customer volumes, lower average retail rates, lower wholesale revenue and lower recoveries through bill riders, partially offset by lower generation and purchased power costs. Electric retail customer volumes decreased 3.7% primarily from lower residential and commercial volumes due to the unfavorable impact of weather, partially offset by higher industrial volumes of 4.6%.

•
NV Energy's net income increased $4 million primarily due to lower operations and maintenance expense of $34 million, partially offset by lower electric utility margin of $19 million, higher depreciation and amortization expense of $7 million and higher income tax expense of $4 million. Electric utility margin decreased primarily due to lower retail customer volumes, partially offset by an increase in the average number of customers and higher wholesale revenue. Electric retail customer volumes decreased 3.9% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

•
Northern Powergrid's net income increased $23 million primarily due to lower overall pension expense of $29 million, largely resulting from pension settlement losses recognized in 2018 due to higher lump sum payments, partially offset by the stronger United States dollar of $3 million. A pension settlement loss is expected to occur in the third quarter of 2019.

•
BHE Pipeline Group's net income increased $8 million primarily due to higher transportation revenue of $22 million and $9 million of favorable margin on system balancing activities at Northern Natural Gas, partially offset by higher operations and maintenance expense of $14 million primarily from increased asset modernization and pipeline integrity projects and higher depreciation and amortization expense, net of the impact of period two rates at Kern River.

•
BHE Transmission's net income decreased $2 million primarily due to the unfavorable impact of a reduction in the Alberta provincial corporate income tax rate from the remeasurement of nonregulated deferred tax assets, partially offset by higher equity earnings at Electric Transmission Texas, LLC.

•
BHE Renewables' net income increased $9 million primarily due to higher wind earnings of $9 million and higher geothermal earnings of $8 million from higher generation, partially offset by unfavorable solar earnings of $6 million from lower insolation. Wind earnings were favorable primarily due to improved tax equity investment earnings of $7 million, a favorable change in the valuation of a power purchase agreement of $7 million and earnings from new projects of $6 million, partially offset by lower earnings on existing projects of $6 million and unfavorable changes in the valuation of interest rate swap derivatives of $5 million. Tax equity investment earnings were favorable primarily due to $9 million of earnings from projects reaching commercial operation and $8 million of higher commitment fee income, partially offset by $9 million of lower earnings from existing projects primarily due to derates caused by turbine blade repairs.

•
HomeServices' net income increased $13 million primarily due to higher earnings at existing mortgage businesses of $10 million and net income from acquired businesses of $6 million, partially offset by $11 million of lower earnings at existing brokerage businesses largely from lower closed units and margins.

•
BHE and Other's net loss improved $224 million primarily due to the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $285 million, partially offset by $33 million of lower federal income tax credits recognized on a consolidated basis, $20 million of income tax benefits recognized in 2018 related to the accrued repatriation tax on undistributed foreign earnings and lower margins at MidAmerican Energy Services, LLC.

The increase in net income attributable to BHE shareholders for the first six months of 2019 compared to 2018 was due to the following:

•
PacifiCorp's net income increased $15 million primarily due to higher utility margin of $35 million, higher allowances for equity and borrowed funds of $22 million and higher interest and dividend income of $6 million, partially offset by higher income tax expense of $28 million, higher depreciation and amortization expense of $15 million and higher interest expense of $6 million. Utility margin increased primarily due to higher retail customer volumes, higher average retail rates and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale customer volumes and higher natural gas costs. Retail customer volumes increased 1.4% primarily due to an increase in the average number of customers and the favorable impact of weather.

•
MidAmerican Funding's net income increased $137 million primarily due to higher income tax benefit of $96 million driven by an $82 million increase in recognized production tax credits, $56 million of which was due to a change in the method of interim recognition, higher electric utility margin of $43 million, higher allowances for equity and borrowed funds of $14 million, lower depreciation and amortization expense of $10 million and higher income from corporate-owned life insurance policies of $8 million, partially offset by higher interest expense of $25 million and higher operations and maintenance expense of $14 million. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes, lower generation and purchased power costs and higher wholesale revenue, partially offset by lower average retail rates. Electric retail customer volumes increased 0.5% as an increase in industrial volumes of 4.6% was largely offset by lower residential and commercial volumes from the unfavorable impact of weather.

•
NV Energy's net income was unchanged primarily due to lower operations and maintenance expense of $44 million, partially offset by lower electric utility margin of $26 million, higher depreciation and amortization expense of $13 million and higher income tax expense of $5 million. Electric utility margin decreased due to lower average retail rates from a tax rate reduction rider effective April 1, 2018 and lower retail customer volumes, partially offset by higher wholesale and transmission revenue and an increase in the average number of customers. Electric retail customer volumes decreased 0.4% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

•
Northern Powergrid's net income increased $19 million primarily due to lower overall pension expense of $35 million, largely resulting from pension settlement losses recognized in 2018 due to higher lump sum payments, partially offset by the stronger United States dollar of $9 million. A pension settlement loss is expected to occur in the third quarter of 2019.

•
BHE Pipeline Group's net income increased $22 million primarily due to higher transportation revenue of $53 million and $8 million of favorable margin on system balancing activities at Northern Natural Gas, partially offset by higher operations and maintenance expense of $18 million primarily from increased asset modernization and pipeline integrity projects and higher depreciation and amortization expense, net of the impact of period two rates at Kern River.

•
BHE Transmission's net income decreased $2 million primarily due to the unfavorable impact of a reduction in the Alberta provincial corporate income tax rate from the remeasurement of nonregulated deferred tax assets, partially offset by higher equity earnings at Electric Transmission Texas, LLC.

•
BHE Renewables' net income increased $3 million primarily due to higher wind earnings of $15 million and higher geothermal earnings of $8 million due to higher generation and pricing, partially offset by higher operations and maintenance expense, partially offset by lower solar earnings of $15 million due to lower insolation and a settlement received in 2018 due to Solar Star transformer related outages in 2016 and lower hydro earnings of $6 million primarily due to lower rainfall and a declining financial asset balance. Wind earnings were favorable primarily due to earnings from new projects of $23 million, a favorable change in the valuation of a power purchase agreement of $9 million and improved tax equity investment earnings of $3 million, partially offset by lower earnings on existing projects of $10 million and unfavorable changes in the valuation of interest rate swap derivatives of $11 million. Tax equity investment earnings were favorable primarily due to $21 million of earnings from projects reaching commercial operation and $4 million of higher commitment fee income, partially offset by $21 million of lower earnings from existing projects mainly due to derates caused by turbine blade repairs.

•
HomeServices' net income increased $1 million primarily due to higher earnings at existing mortgage businesses of $10 million and net income of $7 million contributed from acquired businesses, largely offset by $19 million of lower earnings at existing brokerage businesses primarily from lower closed units and margins.

•
BHE and Other's net loss improved $226 million primarily due to the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $376 million, partially offset by $79 million of lower federal income tax credits recognized on a consolidated basis, $76 million of income tax benefits recognized in 2018 related to foreign earnings and the accrued repatriation tax on undistributed foreign earnings and lower margins at MidAmerican Energy Services, LLC.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Operating revenue:
PacifiCorp	$1,167	$1,193	$(26)	(2)%	$2,426	$2,377	$49	2%
MidAmerican Funding	660	718	(58)	(8)	1,502	1,465	37	3
NV Energy	721	750	(29)	(4)	1,335	1,367	(32)	(2)
Northern Powergrid	243	246	(3)	(1)	506	524	(18)	(3)
BHE Pipeline Group	212	236	(24)	(10)	583	612	(29)	(5)
BHE Transmission	175	177	(2)	(1)	343	357	(14)	(4)
BHE Renewables	249	246	3	1	416	400	16	4
HomeServices	1,327	1,273	54	4	2,112	2,034	78	4
BHE and Other	140	154	(14)	(9)	281	297	(16)	(5)
Total operating revenue	$4,894	$4,993	$(99)	(2)	$9,504	$9,433	$71	1

Operating income:
PacifiCorp	$268	$284	$(16)	(6)%	$552	$531	$21	4%
MidAmerican Funding	94	87	7	8	210	166	44	27
NV Energy	150	144	6	4	234	233	1	—
Northern Powergrid	110	111	(1)	(1)	239	258	(19)	(7)
BHE Pipeline Group	68	57	11	19	311	283	28	10
BHE Transmission	77	81	(4)	(5)	153	162	(9)	(6)
BHE Renewables	97	104	(7)	(7)	115	132	(17)	(13)
HomeServices	117	108	9	8	96	100	(4)	(4)
BHE and Other	(22)	(4)	(18)	*	(32)	(22)	(10)	45
Total operating income	$959	$972	$(13)	(1)	$1,878	$1,843	$35	2

*    Not meaningful

PacifiCorp

Operating revenue decreased $26 million for the second quarter of 2019 compared to 2018 due to lower wholesale and other revenue of $14 million, primarily due to lower wholesale volumes, and lower retail revenue of $12 million. Retail revenue decreased due to lower customer volumes of $20 million, partially offset by higher average retail rates of $8 million due to lower net tax deferrals associated with 2017 Tax Reform and product mix. Retail customer volumes decreased 1.6% primarily due to the unfavorable impact of weather on residential and commercial customers in Utah, lower residential usage in Oregon and Washington, lower irrigation usage in Utah and Idaho and lower industrial usage in Oregon and Idaho, partially offset by an increase in the average number of residential and commercial customers across the service territory, higher commercial usage in Oregon and Utah and higher industrial usage in Washington and Utah.

Operating income decreased $16 million for the second quarter of 2019 compared to 2018 primarily due to higher depreciation and amortization expense of $12 million and lower utility margin of $8 million, partially offset by lower operations and maintenance expense of $6 million. Utility margin decreased primarily due to lower retail and wholesale customer volumes, partially offset by lower coal costs and higher average retail rates.

Operating revenue increased $49 million for the first six months of 2019 compared to 2018 due to higher retail revenue of $83 million, partially offset by lower wholesale and other revenue of $34 million due to lower wholesale volumes. Retail revenue increased due to higher average retail rates of $48 million due to lower net tax deferrals associated with 2017 Tax Reform and product mix and $35 million from higher customer volumes. Retail customer volumes increased 1.4% primarily due to an increase in the average number of residential and commercial customers across the service territory, the favorable impact of weather on residential customers across the service territory except Utah, higher industrial usage in Wyoming and Washington, higher commercial usage in Oregon and higher residential and commercial usage in Utah, partially offset by lower industrial usage in Idaho and Oregon, lower residential usage in Oregon and Washington and lower irrigation usage in Utah and Idaho.

Operating income increased $21 million for the first six months of 2019 compared to 2018 primarily due to higher utility margin of $35 million, partially offset by higher depreciation and amortization expense of $15 million. Utility margin increased primarily due to higher retail customer volumes, higher average retail rates and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale customer volumes and higher natural gas costs.

MidAmerican Funding

Operating revenue decreased $58 million for the second quarter of 2019 compared to 2018 primarily due to lower electric operating revenue of $51 million and lower natural gas operating revenue of $16 million, partially offset by higher other operating revenue of $9 million, primarily from nonregulated utility construction services. Electric operating revenue decreased due to lower retail revenue of $38 million and lower wholesale and other revenue of $13 million. Electric retail revenue decreased $29 million from the favorable impact of weather in 2018, $18 million from lower average rates due to sales mix and $8 million from lower recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), primarily lower DSM program revenue, partially offset by $17 million of higher customer usage, primarily industrial. Electric retail customer volumes decreased 3.7% primarily from the unfavorable impact of weather as residential and commercial volumes declined, partially offset by higher industrial volumes of 4.6%. Electric wholesale and other revenue decreased due to lower average per-unit prices of $8 million and a 5.1% decrease in wholesale volumes. Natural gas operating revenue decreased primarily due to 11.9% lower retail sales volumes from the unfavorable impact of weather, lower DSM program revenue of $5 million and greater revenue reductions associated with 2017 Tax Reform.

Operating income increased $7 million for the second quarter of 2019 compared to 2018 primarily due to lower depreciation and amortization expense of $29 million and lower fossil-fueled generation costs of $8 million, partially offset by lower electric utility margin of $24 million, including the impact of a decrease in electric DSM program revenue of $8 million (offset in operations and maintenance expense), higher wind-powered generation costs of $7 million and higher electric and natural gas distribution costs of $5 million. The decrease in depreciation and amortization expense reflects lower Iowa revenue sharing of $48 million, partially offset by an increase related to new wind generation and other plant additions. Electric utility margin decreased due to lower retail customer volumes, lower average retail rates, lower wholesale revenue and lower recoveries through bill riders, partially offset by lower generation and purchased power costs.

Operating revenue increased $37 million for the first six months of 2019 compared to 2018 due to higher electric operating revenue of $22 million, higher other operating revenue of $11 million, primarily from nonregulated utility construction services, and higher natural gas operating revenue of $4 million. Electric operating revenue increased due to higher retail revenue of $17 million and higher wholesale and other revenue of $5 million. Electric retail revenue increased $38 million from higher customer usage, primarily industrial, and $30 million from higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), partially offset by lower average rates of $27 million due to sales mix and $24 million from the unfavorable impact of weather. The increase in recoveries through bill riders is substantially due to the energy adjustment clause and a favorable outcome in 2018 of the ratemaking treatment for the impact of 2017 Tax Reform, partially offset by a decrease in DSM program revenue. Electric retail customer volumes increased 0.5% as an increase in industrial volumes of 4.6% was largely offset by the unfavorable impact of weather as residential and commercial volumes declined. Electric wholesale and other revenue increased $14 million due to an 11.7% increase in wholesale volumes, partially offset by lower average per-unit prices. Natural gas operating revenue increased primarily due to 4.1% higher retail sales volumes from the favorable impact of weather in 2019, partially offset by lower DSM program revenue of $6 million.

Operating income increased $44 million for the first six months of 2019 compared to 2018 primarily due to higher electric utility margin of $43 million, including the impact of a decrease in electric DSM program revenue of $10 million (offset in operations and maintenance expense), lower depreciation and amortization expense of $10 million and lower fossil-fueled generation costs of $8 million, partially offset by higher wind-powered generation costs of $15 million and higher electric and natural gas distribution costs of $10 million. The decrease in depreciation and amortization expense reflects lower Iowa revenue sharing of $48 million, partially offset by an increase related to new wind generation and other plant additions. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes, lower generation and purchased power costs and higher wholesale revenue, partially offset by lower average retail rates.

NV Energy

Operating revenue decreased $29 million for the second quarter of 2019 compared to 2018 primarily due to lower electric operating revenue of $31 million, partially offset by higher natural gas operating revenue of $2 million. Electric operating revenue decreased due to lower retail revenue of $35 million, partially offset by higher wholesale and other revenue of $4 million. Electric retail revenue decreased primarily due to lower customer volumes of $28 million and lower energy rates (offset in cost of fuel and energy) of $13 million, partially offset by an increase in the average number of customers of $3 million. Electric retail customer volumes decreased 3.9% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

Operating income increased $6 million for the second quarter of 2019 compared to 2018 due to lower operations and maintenance expense of $34 million primarily due to lower political activity expenses, partially offset by lower electric utility margin of $19 million and higher depreciation and amortization expense of $7 million. Electric utility margin decreased due to the lower operating revenue, partially offset by lower energy costs of $12 million. Energy costs decreased due to a lower average cost of fuel for generation of $6 million, lower net deferred power costs of $3 million and lower purchased power costs of $3 million.

Operating revenue decreased $32 million for the first six months of 2019 compared to 2018 primarily due to lower electric operating revenue of $29 million and lower natural gas operating revenue of $2 million. Electric operating revenue decreased due to lower retail revenue of $45 million, partially offset by higher wholesale and other revenue of $16 million primarily due to increases in wholesale revenue of $11 million and transmission revenue of $3 million. Electric retail revenue decreased primarily due to lower retail customer volumes of $18 million, a decrease from the tax rate reduction rider effective April 1, 2018 of $17 million and lower energy rates (offset in cost of fuel and energy) of $15 million, partially offset by an increase in the average number of customers of $5 million. Electric retail customer volumes decreased 0.4% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

Operating income increased $1 million for the first six months of 2019 compared to 2018 due to lower operations and maintenance expense of $44 million primarily due to lower political activity expenses, partially offset by lower electric utility margin of $26 million and higher depreciation and amortization expense of $13 million. Electric utility margin decreased due to the lower operating revenue, partially offset by lower energy costs of $3 million. Energy costs decreased due to lower net deferred power costs of $56 million, partially offset by a higher average cost of fuel for generation of $39 million and higher purchased power costs of $14 million.

Northern Powergrid

Operating revenue decreased $3 million for the second quarter of 2019 compared to 2018 primarily due to the stronger United States dollar of $14 million and lower distributed units of $3 million, partially offset by higher distribution tariff rates of $10 million and higher smart meter revenue of $5 million from increased smart meter asset additions. Operating income decreased $1 million for the second quarter of 2019 compared to 2018 primarily due to the stronger United States dollar of $6 million, higher distribution-related operations and maintenance expense and higher depreciation expense related to additional distribution network and smart meter investments.

Operating revenue decreased $18 million for the first six months of 2019 compared to 2018 primarily due to the stronger United States dollar of $32 million and lower distributed units of $16 million, partially offset by higher distribution tariff rates of $20 million and higher smart meter revenue of $11 million from increased smart meter asset additions. Operating income decreased $19 million for the first six months of 2019 compared to 2018 primarily due to the stronger United States dollar of $16 million, higher distribution-related operations and maintenance expense and higher depreciation expense related to additional distribution network and smart meter investments.

BHE Pipeline Group

Operating revenue decreased $24 million for the second quarter of 2019 compared to 2018 due to lower gas sales of $40 million at Northern Natural Gas related to system balancing activities (largely offset in cost of sales), partially offset by higher transportation revenue of $16 million. Transportation revenue increased from generally higher volumes and rates, partially offset by the impact of period two rates at Kern River of $6 million (largely offset in depreciation and amortization expense) and $3 million from refunds related to 2017 Tax Reform. Operating income increased $11 million for the second quarter of 2019 compared to 2018 primarily due to higher transportation revenues of $22 million and favorable margins of $9 million on system balancing activities at Northern Natural Gas, partially offset by higher operations and maintenance expense of $14 million due to increased asset modernization and pipeline integrity projects and higher depreciation and amortization expense, net of the impact of period two rates at Kern River.

Operating revenue decreased $29 million for the first six months of 2019 compared to 2018 due to lower gas sales of $53 million at Northern Natural Gas related to system balancing activities (largely offset in cost of sales), partially offset by higher transportation revenue of $27 million. Transportation revenue increased from generally higher volumes and rates, partially offset by the impact of period two rates of $26 million at Kern River (largely offset in depreciation and amortization expense) and $6 million from refunds related to 2017 Tax Reform. Operating income increased $28 million for the first six months of 2019 compared to 2018 primarily due to higher transportation revenue of $53 million and favorable margins of $8 million on system balancing activities at Northern Natural Gas, partially offset by higher operations and maintenance expense of $18 million due to increased asset modernization and pipeline integrity projects and higher depreciation and amortization expense, net of the impact of period two rates at Kern River.

BHE Transmission

Operating revenue decreased $2 million for the second quarter of 2019 compared to 2018 primarily due to the stronger United States dollar of $6 million, partially offset by higher cost recoveries from other utilities for mutual assistance activities. Operating income decreased $4 million for the second quarter of 2019 compared to 2018 primarily due to the stronger United States dollar.

Operating revenue decreased $14 million and operating income decreased $9 million for the first six months of 2019 compared to 2018 primarily due to the stronger United States dollar.

BHE Renewables

Operating revenue increased $3 million for the second quarter of 2019 compared to 2018 primarily due to higher wind revenues of $9 million and higher natural gas revenues of $5 million due to higher generation, partially offset by lower solar revenues of $10 million due to lower insolation. Wind revenues increased primarily due to $8 million from new projects and a favorable change in the valuation of a power purchase agreement of $7 million, partially offset by lower generation of $6 million at existing projects. Operating income decreased $7 million for the second quarter of 2019 compared to 2018 primarily due to higher costs related to new wind-powered generation of $10 million, partially offset by the higher operating revenue.

Operating revenue increased $16 million for the first six months of 2019 compared to 2018 primarily due to higher wind revenues of $26 million, higher natural gas revenues of $6 million due to higher generation and higher geothermal revenues of $5 million due to higher pricing, partially offset by lower solar revenues of $17 million due to lower insolation and lower hydro revenues of $4 million due to lower rainfall. Wind revenues increased primarily due to $22 million from new projects and a favorable change in the valuation of a power purchase agreement of $9 million, partially offset by lower generation of $5 million at existing projects. Operating income decreased $17 million for the first six months of 2019 compared to 2018 primarily due to higher costs related to new wind-powered generation of $22 million and higher geothermal maintenance costs of $8 million primarily due to the timing of overhauls, partially offset by the higher operating revenue.

HomeServices

Operating revenue increased $54 million for the second quarter of 2019 compared to 2018 primarily due to an increase from acquired businesses of $88 million and higher mortgage revenue at existing businesses of $20 million, partially offset by lower brokerage revenue at existing businesses of $53 million largely from a 6% decrease in closed units. Operating income increased $9 million for the second quarter of 2019 compared to 2018 primarily due to an increase at existing mortgage businesses of $14 million primarily due to higher loan volume and an increase from acquired businesses of $6 million, partially offset by a decrease at existing brokerage companies of $13 million primarily from lower closed units and margins.

Operating revenue increased $78 million for the first six months of 2019 compared to 2018 primarily due to an increase from acquired businesses of $162 million and higher mortgage revenue at existing businesses of $22 million, partially offset by lower brokerage revenue at existing businesses of $99 million largely from an 8% decrease in closed units. Operating income decreased $4 million for the first six months of 2019 compared to 2018 due to a decrease at existing brokerage companies of $25 million primarily from lower closed units and margins, partially offset by an increase at existing mortgage businesses of $16 million primarily due to higher loan volume and an increase from acquired businesses of $6 million.

BHE and Other

Operating revenue decreased $14 million for the second quarter of 2019 compared to 2018 and $16 million for the first six months of 2019 compared to 2018 primarily due to lower electricity volumes at MidAmerican Energy Services, LLC. Operating loss increased $18 million for the second quarter of 2019 compared to 2018 and $10 million for the first six months of 2019 compared to 2018 due to lower margins from unrealized mark to market losses on contracts and lower volumes at MidAmerican Energy Services, LLC, partially offset by lower other operating expenses.

Consolidated Other Income and Expense Items

Interest expense

Interest expense is summarized as follows (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change

Subsidiary debt	$368	$355	$13	4%	$736	$715	$21	3%
BHE senior debt and other	106	104	2	2	214	209	5	2
BHE junior subordinated debentures	2	2	—	—	3	3	—	—
Total interest expense	$476	$461	$15	3	$953	$927	$26	3

Interest expense increased $15 million for the second quarter of 2019 compared to 2018 and $26 million for the first six months of 2019 compared to 2018 primarily due to debt issuances at BHE, PacifiCorp, MidAmerican Energy and BHE Pipeline Group and higher short-term borrowing rates, partially offset by scheduled maturities, principal payments and the impact of foreign currency exchange rate movements.

Capitalized interest

Capitalized interest increased $2 million for the second quarter of 2019 compared to 2018 and $6 million for the first six months of 2019 compared to 2018 primarily due to higher construction work-in-progress balances at PacifiCorp and MidAmerican Energy, partially offset by a lower construction work-in-progress balance at BHE Renewables.

Allowance for equity funds

Allowance for equity funds increased $14 million for the second quarter of 2019 compared to 2018 and $25 million for the first six months of 2019 compared to 2018 primarily due to higher construction work-in-progress balances at PacifiCorp and MidAmerican Energy.

Interest and dividend income

Interest and dividend income increased $4 million for the second quarter of 2019 compared to 2018 and $8 million for the first six months of 2019 compared to 2018 primarily due to higher cash balances at PacifiCorp and NV Energy, partially offset by a declining financial asset balance at the Casecnan project.

Gains (losses) on marketable securities, net

Gains (losses) on marketable securities, net improved $393 million for the second quarter of 2019 compared to 2018 and $534 million for the first six months of 2019 compared to 2018 primarily due to the change in the unrealized position on the Company's investment in BYD Company Limited of $394 million and $521 million, respectively.

Other, net

Other, net increased $29 million for the second quarter of 2019 compared to 2018 primarily due to lower pension expense, largely resulting from pension settlement losses recognized in 2018 at Northern Powergrid due to higher lump sum payments, and higher commitment fee income of $8 million from new tax equity investments, partially offset by unfavorable changes in the valuation of interest rate swap derivatives of $5 million.

Other, net increased $34 million for the first six months of 2019 compared to 2018 primarily due to lower pension expense, largely resulting from pension settlement losses recognized in 2018 at Northern Powergrid due to higher lump sum payments, and higher investment earnings, partially offset by unfavorable changes in the valuation of interest rate swap derivatives of $11 million and a $7 million settlement received in 2018 due to transformer related outages at the Solar Star projects in 2016.

Income tax benefit

Income tax benefit decreased $92 million for the second quarter of 2019 compared to 2018 primarily due to $108 million related to the change in the unrealized position of the Company's investment in BYD Company Limited. The effective tax rate was (12)% for the second quarter of 2019 and (86)% for the second quarter of 2018. The effective tax rate increased primarily due to the incremental income before taxes from the Company's investment in BYD Company Limited and $20 million of benefits recognized in 2018 for the accrued repatriation tax on undistributed foreign earnings, partially offset by higher production tax credits recognized of $24 million and the favorable impacts of ratemaking of $7 million.

Income tax benefit decreased $165 million for the first six months of 2019 compared to 2018 primarily due to $145 million related to the change in the unrealized position on the Company's investment in BYD Company Limited. The effective tax rate was (20)% for the first six months of 2019 and (81)% for the first six months of 2018. The effective tax rate increased primarily due to the incremental income before taxes from the Company's investment in BYD Company Limited and $76 million of benefits recognized in 2018 related to foreign earnings and the accrued repatriation tax on undistributed foreign earnings, partially offset by higher production tax credits recognized of $45 million and the favorable impacts of ratemaking of $15 million.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2019 were $310 million, or $45 million higher than 2018, while production tax credits earned in 2019 were $359 million, or $55 million higher than 2018. The difference between production tax credits recognized and earned of $49 million as of June 30, 2019 will be reflected in earnings over the remainder of 2019.

Equity income (loss)

Equity income (loss) declined $12 million for the second quarter of 2019 compared to 2018 and $34 million for the first six months of 2019 compared to 2018 primarily due to higher pre-tax equity losses from tax equity investments at BHE Renewables.

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

As of June 30, 2019, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$11	$536	$186	$135	$95	$65	$237	$1,265

Credit facilities(1)	3,500	1,200	909	650	190	668	1,810	8,927
Less:
Short-term debt	(837)	—	—	—	—	(357)	(1,400)	(2,594)
Tax-exempt bond support and letters of credit	—	(256)	(370)	—	—	(5)	—	(631)
Net credit facilities	2,663	944	539	650	190	306	410	5,702

Total net liquidity	$2,674	$1,480	$725	$785	$285	$371	$647	$6,967
Credit facilities:
Maturity dates(1)	2022	2022	2020, 2022	2022	2020	2023	2019, 2020, 2022

(1)	Refer to Note 5 of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion regarding the Company's recent financing transactions.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018 were $2.1 billion and $2.8 billion, respectively. The decrease was primarily due to changes in working capital and income tax cash flows.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2019 and 2018 were $(2.96) billion and $(3.02) billion, respectively. The change was primarily due to lower cash paid for acquisitions, net of cash acquired, of $78 million and lower capital expenditures of $29 million, partially offset by higher funding of tax equity investments. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2019 was $1.4 billion. Sources of cash totaled $3.5 billion and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $2.1 billion and consisted mainly of repayments of subsidiary debt totaling $1.8 billion and common stock repurchases totaling $293 million.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the six-month period ended June 30, 2018 was $465 million. Sources of cash totaled $3.5 billion and consisted of proceeds from BHE senior debt issuances totaling $2.2 billion and proceeds from subsidiary debt issuances totaling $1.3 billion. Uses of cash totaled $3.0 billion and consisted mainly of repayments of subsidiary debt totaling $1.1 billion, net repayments of short-term debt totaling $1.0 billion, repayments of BHE senior debt of $650 million and the purchase of redeemable noncontrolling interest of $131 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2018	2019	2019
Capital expenditures by business:
PacifiCorp	$499	$817	$2,275
MidAmerican Funding	818	1,017	3,002
NV Energy	229	290	693
Northern Powergrid	313	252	525
BHE Pipeline Group	118	173	750
BHE Transmission	150	104	249
BHE Renewables	624	70	122
HomeServices	25	24	50
BHE and Other	3	3	12
Total	$2,779	$2,750	$7,678

Capital expenditures by type:
Wind generation	$1,094	$958	$2,751
Electric transmission	56	263	671
Other growth	319	305	740
Operating	1,310	1,224	3,516
Total	$2,779	$2,750	$7,678
The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $473 million and $313 million for the six-month periods ended June 30, 2019 and 2018, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $991 million for 2019. MidAmerican Energy has approval to construct up to 2,591 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2020, including 1,151 MW (nominal ratings) placed in-service as of June 30, 2019. Additionally, MidAmerican Energy is constructing an additional 205 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2020, with a forecasted investment of $300 million, including AFUDC. This project is not under pre-approved ratemaking principles. Production tax credits from this project will be included in MidAmerican Energy's Iowa energy adjustment clause. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

◦
Repowering certain existing wind-powered generating facilities at MidAmerican Energy totaling $118 million and $141 million for the six-month periods ended June 30, 2019 and 2018, respectively. The repowering projects entail the replacement of significant components of older turbines. MidAmerican Energy anticipate costs for these activities will total an additional $277 million for 2019. Of the 1,479 MWs of current repowering projects not in-service as of June 30, 2019, 303 MWs are currently expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service, 769 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $138 million and $2 million for the six-month periods ended June 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $225 million for 2019, which includes a new 240 MW wind-powered generating facility. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $215 million and $53 million for the six-month periods ended June 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $301 million for 2019. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service.

◦	Construction of wind-powered generating facilities at BHE Renewables totaling $12 million and $584 million for the six-month periods ended June 30, 2019 and 2018, respectively.

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

•
Operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid, investments in routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand, environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $202 million for the six-month period ended June 30, 2019. Additionally, the Company has commitments as of June 30, 2019, subject to satisfaction of certain specified conditions, to provide equity contributions of $1,365 million for the remainder of 2019 and $953 million in 2020 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 other than the recent financing transactions and the renewable tax equity investments previously discussed.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, and new regulatory matters occurring in 2019.

PacifiCorp

Retirement Plan Settlement Charge

During 2018, the PacifiCorp Retirement Plan incurred a settlement charge of $22 million as a result of excess lump sum distributions over the defined threshold for the year ended December 31, 2018. In December 2018, PacifiCorp submitted filings with the UPSC, the OPUC, the WPSC and the WUTC seeking approval to defer the settlement charge. Also in December 2018, an advice letter was filed with the CPUC requesting a memo account to track the costs associated with pension and postretirement settlements and curtailments. In April 2019, WUTC approved PacifiCorp's requested deferral. In May 2019, the UPSC denied PacifiCorp's request. In June 2019 and July 2019, PacifiCorp filed testimony with the WPSC and OPUC, respectively.

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

In March 2019, PacifiCorp filed its annual EBA with the UPSC seeking approval to recover $24 million, or 1.1%, in deferred net power costs from customers for the period January 1, 2018 through December 31, 2018, reflecting the difference between base and actual net power costs in the 2018 deferral period. The rate change was approved by the UPSC effective May 1, 2019 on an interim basis. Following a decision from the Utah Supreme Court in June 2019 that found the UPSC did not have authority to approve interim rates in conjunction with the EBA, the UPSC directed PacifiCorp to terminate the interim rate change pending final approval in the proceeding. The hearing on final approval is scheduled for February 2020.

In May 2019, Utah House Bill 411 went into effect. The legislation, among other things, authorizes the UPSC to approve a renewable energy program for communities seeking 100% renewable electricity. Participating cities must adopt a resolution with a goal to be on 100% renewable electricity by 2030 before December 31, 2019. Customers within a participating community may opt out of the program and maintain existing rates. Rates approved for the program may not result in any shift of costs or benefits to nonparticipating customers. Several communities in Utah, including Salt Lake City, have either recently set renewable goals or are actively considering them.

Oregon

In December 2018, PacifiCorp proposed to reduce customer rates to reflect the lower annual current income tax expense in Oregon resulting from 2017 Tax Reform. PacifiCorp reached an all-party settlement on the amortization of the current income tax expense benefits and the deferral of the decision regarding the ratemaking treatment of excess deferred income tax balances until no later than PacifiCorp's next general rate proceeding. The settlement, which results in a rate reduction of $48 million, or 3.7%, effective February 1, 2019, was approved by the OPUC in January 2019.

In December 2018, PacifiCorp filed the 2019 Renewable Adjustment Clause ("RAC") application requesting recovery of $37 million, or a 2.8% increase in rates, associated with repowering of approximately 900 MWs of company-owned and installed wind facilities expected to be completed in 2019. In March 2019, the application was updated to request recovery of $32 million, or a 2.5% increase in rates. In August 2019, PacifiCorp filed an all-party settlement for the 2019 RAC. The settlement provides for an $11 million or 0.8% rate increase effective October 1, 2019, and a rate increase of $13 million or 1.0% effective December 1, 2019 for a total rate increase of $24 million or 1.8%. In addition parties agreed to use the excess deferred income tax balances not addressed in the 2017 Tax Reform proceeding to offset the majority of wind plant balances that will be retired as a result of repowering in 2019.

In April 2019, PacifiCorp submitted its annual TAM filing in Oregon requesting an annual decrease of $15 million, or an average price decrease of 1.2%, based on forecasted net power costs and loads for calendar year 2020. The filing includes the customer benefits of repowering, including an increase in production tax credits.

In May 2019, PacifiCorp filed an application for deferral of incremental costs associated with implementing wildfire mitigation measures in Oregon. Operations and maintenance costs associated with the implementation measures are estimated to be $5 million in 2019.

Wyoming

In April 2018, PacifiCorp filed a partial settlement related to the impact of 2017 Tax Reform with the WPSC that provided a rate reduction of $23 million, or 3.3%, effective July 1, 2018 through June 30, 2019, with the remaining tax savings to be deferred with offsets to other costs. In June 2018, PacifiCorp filed reports with the WPSC with the calculation of the full impact of the tax law change on revenue requirement of $28 million annually, comprised of $20 million in current tax savings and $8 million for the amortization of excess deferred income tax balances. In March 2019, the WPSC issued a written order approving the continued annual rate reduction of $23 million until base rates are reset in the next general rate proceeding and a $4 million offset to PacifiCorp's 2018 ECAM rates. The order reflected the $20 million of current tax savings and was updated to reflect a projection of $7 million for amortization of excess deferred income tax balances. In April 2019, PacifiCorp filed a new application updating the amount of benefits being returned to customers. PacifiCorp continued the interim rate reduction that includes the previously approved $23 million and an additional $4 million reduction to offset the 2019 ECAM, effective June 15, 2019.

In April 2019, PacifiCorp submitted a compliance filing to the WPSC regarding bonus tax depreciation resulting in a $2 million rate reduction for the period June 15, 2019 through June 14, 2020.

In February 2019, PacifiCorp filed a certificate of public convenience and necessity application with the WPSC requesting to repower the existing Foote Creek I wind facility, which was approved without conditions in April 2019. In connection with the repowering of Foote Creek, PacifiCorp acquired the joint owner's 21% interest in the facility in June 2019.

In April 2019, PacifiCorp filed its annual ECAM and RRA application with the WPSC. The filing requests approval to recover from customers $7 million, or approximately 1.0%, in deferred net power costs for the period January 1, 2018 through December 31, 2018. The rate change went into effect on an interim basis June 15, 2019. PacifiCorp has proposed to offset this increase with other rate credits that went into effect on June 15, 2019.

In July 2019, Wyoming Senate Enrolled Act No. 74 went into effect. The legislation, among other things, requires electric utilities to make a good faith effort to sell a coal-fired generation facility in Wyoming before it can receive recovery in rates for capital costs associated with new generation facilities built, in whole or in part, to replace the retiring coal facility. The electric utility is obligated to purchase the electricity from the facility through a power purchase agreement at a price that is no greater than the utility’s avoided cost, as determined by the WPSC. Costs associated with an approved power purchase agreement are expected to be recoverable in rates from Wyoming customers. PacifiCorp is working with the WPSC and other stakeholders to determine the implementation process. The overall impacts of this legislation cannot be determined at this time.

Washington

In June 2019, PacifiCorp submitted its 2018 PCAM filing with WUTC seeking approval to credit $7 million to the PCAM balancing account. No rate changes were requested.

Idaho

In May 2018, the IPUC approved a rate reduction of $6 million, or 2.2%, effective June 1, 2018 through May 31, 2019, to pass back a portion of the current tax benefits associated with 2017 Tax Reform. In March 2019 an all-party settlement resolving the treatment of the remaining tax savings was filed with the IPUC. In May 2019, the IPUC approved the all-party settlement resulting in the rate reduction for current tax savings being adjusted to $8 million per year, effective June 1, 2019 and $3 million related to amortization of excess deferred income taxes from the 2017 Tax Reform being applied as an offset to the 2019 ECAM.

In March 2019, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $15 million, or 0.4%, for deferred costs in 2018. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, recovery of Deer Creek Mine investment and changes in production tax credits and renewable energy credits. In May 2019, the IPUC approved recovery of the $15 million, effective June 1, 2019 to be offset by the $3 million related to amortization of excess deferred income taxes stemming from the all-party settlement related to the 2017 Tax Reform.

California

In April 2018, PacifiCorp filed a general rate case with the CPUC for an overall rate increase of $1 million, or 0.9%, effective January 1, 2019. A CPUC decision is pending.

On September 21, 2018, California's governor signed legislation to strengthen California's ability to prevent and recover from catastrophic wildfires, including SB 901. SB 901 requires electric utilities to prepare and submit wildfire mitigation plans that describe the utilities' plans to prevent, combat and respond to wildfires affecting their service territories. PacifiCorp filed its wildfire mitigation plan with the CPUC on February 6, 2019. The wildfire mitigation plan incorporates the requirements outlined in SB 901, including situational awareness, system hardening, vegetation management and procedures for proactive de-energization in certain high risk areas during times of extreme danger.

SB 901 also authorized utilities, including PacifiCorp, to establish two memorandum accounts to track costs related to California Wildfire Mitigation. In March 2019, PacifiCorp received approval to establish a FRMMA effective January 1, 2019 to track a range of fire risk mitigation activities incremental to what is already included in PacifiCorp's rates. The CPUC also granted PacifiCorp the ability to track costs related to complying with the implementation of Proactive Safety Power Shut-off, or de-energization events in the FRMMA.

In May 2019, the CPUC issued a decision approving PacifiCorp's 2019 Wildfire Mitigation Plan. In June 2019, following approval of its 2019 Wildfire Mitigation Plan, PacifiCorp filed to establish a second Wildfire Mitigation Plan Implementation Memorandum Account ("WMPIMA") effective May 31, 2019, to track costs related to the implementation of its approved 2019 Plan. Cost recovery is still contingent on the CPUC's review of activities tracked in the memorandum accounts.

SB 901 also required the CPUC to develop a financial stress test methodology to determine the maximum amount an electrical corporation's shareholders can pay for 2017 catastrophic wildfire damages without harming ratepayers or impacting the utility's ability to provide adequate and safe service. The CPUC's final decision in June 2019 regarding this test does not have an impact on PacifiCorp as its assets did not cause catastrophic wildfires in California in 2017.

In July 2019, California Governor Gavin Newsom signed AB 1054 into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California. The new law authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities participate by making the required contributions, among other things. PacifiCorp does not intend to participate in the wildfire fund.

AB 1054 also amends CPUC requirements for recovery of wildfire-related costs regardless of participation in the insurance fund. The CPUC must allow cost recovery of the costs and expenses of a "covered wildfire" which is defined as a fire ignited on or after July 12, 2019, if they are determined to be just and reasonable, meaning the electrical corporation's conduct related to the ignition was consistent with actions that a reasonable utility would have undertaken in good faith under similar circumstances, at the relevant point in time, and based on the information available to the electrical corporation at the relevant point in time.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Review

In June 2019, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $5 million but requested an annual revenue reduction of $5 million. An order is expected by the end of 2019 and, if approved, would be effective January 1, 2020.

In July 2019, as a part of the DEAA filing, the PUCN approved an order confirming the methodology of calculating the earnings sharing and directing Nevada Power, in its next regulatory rate review, to address the return of the earnings sharing to customers. The approved order is expected to be filed in August 2019.

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

Optional Pricing Program

In November 2018, the Nevada Utilities made filings with the PUCN to implement the Optional Pricing Program ("OPP"). The Nevada Utilities have designed the OPP to provide certain customers, namely those eligible to file an application pursuant to Chapter 704B of the Nevada Revised Statutes, with a market-based pricing option that is based on renewable resources. The OPP provides for an energy rate that would replace the base tariff energy rate and deferred energy accounting adjustment. The goal is to have an energy rate that yields an all-in effective rate that is competitive with market options available to such customers. In February 2019, the PUCN granted several intervenors the ability to participate in the proceeding. In June 2019, the Nevada Utilities withdrew their filings but plan to refile a modified tariff in August 2019 that incorporates the considerations raised by intervenors.

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one MW or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicant's share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs. In June 2019, the Nevada Legislature passed Senate Bill 547 ("SB 547") which modifies the 704B process. The modifications outlined in SB 547, among others, require a utility to establish limits in their integrated resource plan on the amount of load that can take service under Chapter 704B, customers taking service under Chapter 704B continue to pay for public program costs and requires the alternative energy providers to be licensed by the PUCN. In addition, SB 547 requires customers to file a 704B application with the PUCN in January allowing for alignment with the capacity amount established in the integrated resource plan.

Since 2016, five fully bundled retail customers have transitioned to distribution only service and are acquiring energy from an energy supplier other than the Nevada Utilities. The total estimated peak demand of these customers was approximately 400 MWs, as of the date their applications were filed with the PUCN, which represents approximately 5% of the annual hourly peak demand on the Nevada Utilities' electric system in 2018. The PUCN has imposed cumulative impact fees of $155 million on these customers which includes impact fee credits of $20 million established by the PUCN subsequent to the initial application approvals.

The Nevada Utilities have approximately 120 fully bundled retail customers that are eligible to file Chapter 704B applications. The PUCN has approved the applications of five additional fully bundled retail customers whose total estimated peak demand is approximately 95 MWs, as of the date their applications were filed with the PUCN. The PUCN has imposed impact fees of $30 million on these customers. Subsequent to approval, two customers with a total estimated peak demand of approximately 50 MWs and imposed impact fees of $17 million have withdrawn their applications leaving only three fully bundled customer applications open and approved. The PUCN has also approved the applications of four pending customers not yet receiving service. These seven customers have not yet become distribution only service customers.

As of June 2019, in addition to the approved 704B applications, the Nevada Utilities have also received communications from eight additional fully bundled or pending customers, three of which provided a letter of intent to file an application with the PUCN and five of which filed an application with the PUCN to purchase energy from another energy supplier and become distribution only service customers. Four applicants have subsequently withdrawn their applications leaving only one 704B application in process. The three letters of intent are no longer eligible to pursue 704B applications under the previous process due to the passing of SB 547.

The Nevada Utilities are addressing further Chapter 704B activity by evaluating options that include aligning with customer initiatives, implementing alternative pricing plans including the OPP, educating current customers on the value of the Nevada Utilities' fully bundled service and evaluating legislative or administrative changes to the Chapter 704B process as a result of SB 547.

Northern Powergrid Distribution Companies

GEMA, through the Ofgem, published its RIIO-2 sector methodology consultation in December 2018, continuing the process of developing the next set of price control arrangements that will be implemented for transmission and gas distribution networks in Great Britain. Ofgem explicitly states that this consultation does not set out proposals for Northern Powergrid's next price control, which will begin in April 2023. However, it also states that some of the proposals may be capable of application to that price control. Regarding allowed return on capital, Ofgem stated in the December 2018 consultation that it considered a cost of equity of 4.0% (plus inflation calculated using the United Kingdom's consumer prices index including owner occupiers' housing costs) would be appropriate for energy networks, which is approximately 2.5 percentage points lower than the current comparable cost of equity. This cost of equity assumption is based on a proposed debt capitalization assumption for the next price control of 60%, which is five percentage points lower than the 65% debt capitalization assumption for the current price control.

In May 2019, Ofgem published its sector methodology decision for the RIIO-2 price controls that will apply to transmission and gas distribution starting in April 2021. The decision confirmed a continued intention to move to lower returns, although Ofgem increased its initial view on the cost of equity of 4.0% to 4.3%. The transmission and gas distribution price control reviews are now moving into a detailed implementation phase, with draft and final determinations due in the summer and fall of 2020. Early discussions are now taking place for the next electricity distribution price control review, which is due to set price controls from April 2023 following determinations in 2022.

BHE Pipeline Group

Northern Natural Gas

In July 2018, the FERC issued a final rule adopting procedures for determining whether natural gas pipelines were collecting unjust and unreasonable rates in light of the reduction in the federal corporate tax rate from 2017 Tax Reform. Pursuant to the final rule, in October 2018, Northern Natural Gas filed an informational filing on FERC Form No. 501-G and a Statement Demonstrating Why No Rate Adjustment is Necessary. In January 2019, FERC initiated a Section 5 investigation to determine whether the rates currently charged by Northern Natural Gas are just and reasonable. As required by the FERC Section 5 order, Northern Natural Gas filed a full cost and revenue study on April 1, 2019. On July 1, 2019, Northern Natural Gas filed a Section 4 rate case. Northern Natural Gas has requested increases in various rates, including transportation reservation rates ranging from approximately 35% in the Field Area to 90% in the Market Area to be implemented, subject to refund, effective January 1, 2020. The Section 5 investigation remains pending as a separate case from the Section 4 rate case, although the cases may be consolidated in the future.

BHE Transmission

AltaLink

General Tariff Application

In August 2018, AltaLink filed its 2019-2021 GTA with the AUC, delivering on the first three years of its commitment to keep rates lower or flat for customers for the next five years. The three-year application achieves flat tariffs by keeping operating and maintenance expenses flat, with the exception of salaries and wages and software licensing fees, transitioning to a new salvage recovery approach and continuing the use of the flow-through income tax method. In addition, similar to the refund approved by the AUC for the 2017-2018 GTA of C$31 million, AltaLink proposes to provide a further tariff reduction over the three years by refunding previously collected accumulated depreciation surplus of an additional C$31 million. In November 2018, the AUC approved the 2019 interim refundable transmission tariff at C$74 million per month effective January 2019.

AltaLink provided responses to information requests in November 2018 and additional responses in December 2018 and April 2019. In April 2019, AltaLink filed an update to its 2019-2021 GTA application primarily to reflect its 2018 actual results and the impact of the AUC decision on AltaLink's 2014-2015 deferral account reconciliation application. The application update also included AltaLink's fire mitigation plan and a request for additional capital expenditures and operating expenses to enhance its current practices, operations and maintenance program to reduce the risk of fires being ignited by its transmission system. The application requests the approval of revised revenue requirements of C$879 million, C$882 million and C$885 million for 2019, 2020 and 2021 respectively, which are lower than the approved 2018 revenue requirement of C$904 million. The forecast revenue requirement is based on an 8.5% return on equity and 37% deemed equity approved by the AUC for 2019 and 2020 and assumes the same for 2021 as placeholders.

In July 2019, AltaLink filed a 2019-2021 partial negotiated settlement application with the AUC. The application consisted of negotiated reductions from the April 2019 GTA of C$23 million of operating expenses and C$58 million of transmission capital maintenance and information technology capital expenditures over three years, as well as lower forecast interest rates and lower depreciation for the steel poles asset class. These reductions resulted in a C$38 million, or 1.4%, net decrease to the three-year total revenue requirement applied for in AltaLink's 2019-2021 GTA updated in April 2019 before taking into account an additional C$20 million of forecast line clearance capital. The application excluded certain matters consisting of the new salvage study and salvage recovery approach, additional capital for operations and maintenance and capital programs to reduce risk of fires being ignited by its transmission system, and to comply with line clearance code compliance requirements, and certain retirements for towers and fixtures. Excluded matters will be examined by the AUC in an oral hearing scheduled for September 2019. The negotiated settlement application requests the approval of revised revenue requirements of C$873 million, C$870 million and C$870 million for 2019, 2020 and 2021, respectively, which are lower than the approved 2018 revenue requirement of C$904 million.

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

In March 2019, AltaLink responded to information requests from the AUC. A decision from the AUC is expected in the third quarter of 2019.

In July 2019, AltaLink filed its 2016-2018 DACDA application with the AUC after a ruling on confidentiality. The application includes 116 projects with total actual gross capital additions, excluding AFUDC, of C$947 million.

First Nations Asset Transfer Application

In November 2018, the AUC approved, with conditions, AltaLink's application filed in April 2017 to sell and transfer approximately C$91 million of transmission assets located on reserve lands to new limited partnerships with First Nations. The transfers are part of the agreement which allowed AltaLink to route the Southwest Project on reserve land.

In December 2018, AltaLink filed an application with the Alberta Court of Appeal for permission to appeal the conditions imposed by the AUC decision. In January 2019, AltaLink also filed an application for review and variance with the AUC. In May 2019, the AUC issued a decision dismissing the application for review and variance on the basis that AltaLink had not met the requirements for a review of the findings in the original decision. The appeal on this matter is set for October 2019.

In March 2019, AltaLink filed correspondence informing the AUC that the Blood Tribe intends to proceed with the transfer of assets related to KainaiLink, L.P.

In June 2019, AltaLink closed the transaction with the Piikani Nation by transferring transmission assets of C$53 million and long-term debt of C$33 million to PiikaniLink, L.P. The Piikani Nation purchased a 51% interest in PiikaniLink, L.P. for C$10 million.

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("PG&E Bankruptcy Filing"). The Company owns 100% of Topaz and owns a 49% interest in Agua Caliente. Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement ("PPA") that is in effect until October 2039. As of June 30, 2019, the Company's consolidated balance sheet includes $1.1 billion of property, plant and equipment, net and $0.9 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until June 2039. As of June 30, 2019, the Company's equity investment in Agua Caliente totals $56 million and the project has $0.8 billion of non-recourse project debt owed to the United States Department of Energy. The PG&E Bankruptcy Filing is an event of default under the Topaz PPA ("PPA Default"). PG&E paid in full the invoices for December deliveries and all amounts invoiced to date for post-petition energy deliveries for both Topaz and Agua Caliente in 2019. PG&E has not paid for the power delivered from January 1 through January 28, 2019. The Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company maintains that, in light of the current facts and circumstances, the PPA Default could not reasonably be expected to result in a material adverse effect under the Topaz indenture and, therefore, no default has occurred under the Topaz indenture. In July 2019, California Governor Gavin Newsom signed AB 1054 into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California that, among other items, authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities, including PG&E, participate by making the required contributions, among other things. In July 2019, PG&E notified the CPUC of its intent to participate in the insurance fund and such participation requires, among other items, PG&E to exit bankruptcy by June 30, 2020. The Company believes it is more likely than not that no impairment exists and current debt obligations will be met, as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation, including continued receipt of future PG&E payments and the future risk of the PPAs being rejected or modified through the bankruptcy process.

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

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fueled with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards were appealed to the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") and oral argument was scheduled for April 17, 2017. However, oral argument was deferred and the court held the case in abeyance for an indefinite period of time. On December 6, 2018, the EPA announced revisions to new source performance standards for new and reconstructed coal-fueled units. The EPA proposes to revise carbon dioxide emission limits for new coal-fueled facilities to 1,900 pounds per MWh for small units and 2,000 pounds per MWh for large units. The EPA would define the best system of emission reduction for new and modified units as the most efficient demonstrated steam cycle, combined with best operating practices. The EPA accepted comment on the proposal through March 18, 2019. Until such time as the EPA undertakes further action on the proposed reconsideration or the court takes action, any new fossil-fueled generating facilities constructed by the relevant Registrants will be required to meet the GHG new source performance standards.

Clean Power Plan

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The compliance period would have begun in 2022, with three interim periods of compliance and with the final goal to be achieved by 2030 and was expected to reduce carbon dioxide emissions in the power sector to 32% below 2005 levels by 2030. On February 9, 2016, the United States Supreme Court ordered that the EPA's emission guidelines for existing sources be stayed pending the disposition of the challenges to the rule in the D.C. Circuit and any action on a writ of certiorari before the United States Supreme Court. Oral argument was heard before the D.C. Circuit on September 27, 2016. The court has not yet issued its decision. On June 19, 2019, the EPA finalized the Affordable Clean Energy rule and fully repealed the Clean Power Plan. Under the Affordable Clean Energy rule, the EPA determined that the best system of emissions reduction for existing coal-fueled power plants is heat rate improvements based on a set of candidate technologies and measures that could improve heat rates. The EPA did not establish state emission limits or budgets. Instead, states will be required to develop unit-specific standards of performance that reflect the emission limitation achievable through application of the best system of emission reduction technologies. Measures taken to meet the standards of performance must be achieved at the source itself and standards of performance will be measured in terms of pounds of carbon dioxide per MWh. State compliance plans are due by September 2022, three years after the effective date of the rule. Litigation challenging the rule has already been filed in the D.C. Circuit and until all litigation is exhausted and state plans are developed, the full impacts on the Registrants cannot be determined. However, PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

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

Since 1997, NV Energy has been required to comply with a RPS. Current law requires the Nevada Utilities to meet 18% of their energy requirements with renewable resources for 2014, 20% for 2015 through 2019, 22% for 2020 and 2024, and 25% for 2025 and thereafter. The RPS also requires 5% of the portfolio requirement come from solar resources through 2015 and increasing to 6% in 2016. Nevada law also permits energy efficiency measures to be used to satisfy a portion of the RPS through 2025, subject to certain limitations. In November 2018, Nevada voters approved a measure to increase the state's RPS to 50% by 2030; the measure must be voted on and approved a second time, in November 2020, in order to take effect. In the interim, the Nevada Legislature passed Senate Bill ("SB") 358 in June 2019 which raises Nevada's renewable portfolio standards to 50% by 2030.

Washington's Energy Independence Act establishes a renewable energy target for qualifying electric utilities, including PacifiCorp. The requirements are 3% of retail sales by January 1, 2012 through 2015, 9% of retail sales by January 1, 2016 through 2019 and 15% of retail sales by January 1, 2020 and each year thereafter. In April 2013, Washington State Senate Bill No. 5400 ("SB 5400") was signed into law. SB 5400 expands the geographic area in which eligible renewable resources may be located to beyond the Pacific Northwest, allowing renewable resources located in all states served by PacifiCorp to qualify. SB 5400 also provides PacifiCorp with additional flexibility and options to meet Washington's renewable mandates. In May 2019, the state of Washington enacted Senate Bill 5116, the Clean Energy Transformation Act. The legislation, among other things, establishes three targets for reducing and eventually eliminating fossil-fueled generation from Washington retail electricity rates between 2025 and 2045. The coal phase-out standard requires all electric utilities to eliminate from rates, coal-fired resources by December 31, 2025. PacifiCorp has begun discussions with regulators and other Washington investor-owned utilities regarding compliance obligations and implementation.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions ("CAMX") air quality dispersion model. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze state implementation plan revision, which incorporates a best available retrofit technology alternative into Utah's regional haze state implementation plan. The best available retrofit technology alternative makes the shutdown of PacifiCorp's Carbon plant enforceable under the state implementation plan and removes the requirement to install selective catalytic reduction technology on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality anticipates submitting the state implementation plan revision to the EPA for approval in July 2019.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-nitrogen oxides burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak Facility in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for the Wyodak Facility, pending further action by the Tenth Circuit in the appeal. A stay remains in place and the case has not yet been set for oral argument. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit allowing Naughton Unit 3 to operate on coal through 2017 and providing for natural gas conversion of the unit in 2018; in October 2016, an application was filed with the Wyoming Department of Environmental Quality requesting a revision of the dates for the end of coal firing and the start of gas firing for Naughton Unit 3 to align with the requirements of the Wyoming SIP. The Wyoming Department of Environmental Quality approved a change to the requirements for Naughton Unit 3, extending the requirement to cease coal firing to no later than January 30, 2019, and complete the gas conversion by June 30, 2019. On March 17, 2017, Wyoming Department of Environmental Quality issued an extension to operate the unit as a coal-fueled unit through January 30, 2019. The Wyoming Department of Environmental Quality submitted a proposed revision to the Wyoming SIP, including a change to the Naughton Unit 3 compliance date, to the EPA for approval on November 28, 2017. On November 7, 2018, the EPA published its proposed approval of the Wyoming SIP relative to the Naughton 3 gas conversion. The comment period closed December 7, 2018 and the EPA has not taken final action. PacifiCorp removed the unit from coal-fueled service on January 30, 2019, and is evaluating the economic benefits of converting it to a natural gas-fueled generation resource. On February 5, 2019, PacifiCorp submitted a reasonable progress reassessment permit application and reasonable progress determination for Jim Bridger Units 1 and 2, seeking a rescission of the December 2017 permit requiring the installation of selective catalytic reduction, to be replaced with a permit imposing plant-wide emission limits to achieve better modeled visibility, fewer overall environmental impacts and lower costs of compliance. The proposal is expected to be open for public comment in August 2019, and the state of Wyoming plans to hold a public hearing on August 20, 2019 to consider the proposal and public input.

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

At the time the rule was published in April 2015, PacifiCorp operated 18 surface impoundments and seven landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, nine surface impoundments and three landfills were either closed or repurposed to no longer receive coal combustion byproducts and hence are not subject to the final rule. As PacifiCorp proceeded to implement the final coal combustion rule, it was determined that two surface impoundments located at the Dave Johnston Generating Station were hydraulically connected and effectively constitute a single impoundment. In November 2017, a new surface impoundment was placed into service at the Naughton Generating Station. At the time the rule was published in April 2015, MidAmerican Energy owned or operated nine surface impoundments and four landfills that contain coal combustion byproducts. Prior to the effective date of the rule in October 2015, MidAmerican Energy closed or repurposed six surface impoundments to no longer receive coal combustion byproducts. Five of these surface impoundments were closed on or before December 21, 2017 and the sixth is undergoing closure. At the time the rule was published in April 2015, the Nevada Utilities operated ten evaporative surface impoundments and two landfills that contained coal combustion byproducts. Prior to the effective date of the rule in October 2015, the Nevada Utilities closed four of the surface impoundments, four impoundments discontinued receipt of coal combustion byproducts making them inactive and two surface impoundments remain active and subject to the final rule. The two landfills remain active and subject to the final rule. Refer to Note 13 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of the Form 10-K and Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of the Form 10-K for the impacts on asset retirement obligations as a result of the final rule.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2019, the related consolidated statements of operations and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 2, 2019

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$536	$77
Trade receivables, net	606	640
Other receivables, net	76	92
Inventories	440	417
Other current assets	139	133
Total current assets	1,797	1,359

Property, plant and equipment, net	20,156	19,570
Regulatory assets	1,083	1,076
Other assets	330	308

Total assets	$23,366	$22,313

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$670	$597
Accrued interest	114	114
Accrued property, income and other taxes	190	75
Accrued employee expenses	115	79
Short-term debt	—	30
Current portion of long-term debt	—	350
Regulatory liabilities	82	77
Other current liabilities	197	193
Total current liabilities	1,368	1,515

Long-term debt	7,656	6,665
Regulatory liabilities	2,999	2,978
Deferred income taxes	2,543	2,543
Other long-term liabilities	783	767
Total liabilities	15,349	14,468

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,548	3,377
Accumulated other comprehensive loss, net	(12)	(13)
Total shareholders' equity	8,017	7,845

Total liabilities and shareholders' equity	$23,366	$22,313

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Operating revenue	$1,167	$1,193	$2,426	$2,377

Operating expenses:
Cost of fuel and energy	384	402	849	835
Operations and maintenance	255	261	511	511
Depreciation and amortization	209	197	414	399
Property and other taxes	51	49	100	101
Total operating expenses	899	909	1,874	1,846

Operating income	268	284	552	531

Other income (expense):
Interest expense	(102)	(96)	(198)	(192)
Allowance for borrowed funds	8	4	15	8
Allowance for equity funds	16	8	30	15
Interest and dividend income	7	3	12	6
Other, net	9	8	16	16
Total other income (expense)	(62)	(73)	(125)	(147)

Income before income tax expense	206	211	427	384
Income tax expense	38	27	80	52
Net income	$168	$184	$347	$332

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2018	$2	$—	$4,479	$2,987	$(15)	$7,453
Net income	—	—	—	184	—	184
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, June 30, 2018	$2	$—	$4,479	$3,071	$(15)	$7,537

Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555
Net income	—	—	—	332	—	332
Common stock dividends declared	—	—	—	(350)	—	(350)
Balance, June 30, 2018	$2	$—	$4,479	$3,071	$(15)	$7,537

Balance, March 31, 2019	$2	$—	$4,479	$3,381	$(12)	$7,850
Net income	—	—	—	168	—	168
Other comprehensive loss	—	—	—	(1)	—	(1)
Common stock dividends declared	—	—	—	—	—	—
Balance, June 30, 2019	$2	$—	$4,479	$3,548	$(12)	$8,017

Balance, December 31, 2018	$2	$—	$4,479	$3,377	$(13)	$7,845
Net income	—	—	—	347	—	347
Other comprehensive income	—	—	—	(1)	1	—
Common stock dividends declared	—	—	—	(175)	—	(175)
Balance, June 30, 2019	$2	$—	$4,479	$3,548	$(12)	$8,017

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$347	$332
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	414	399
Allowance for equity funds	(30)	(15)
Changes in regulatory assets and liabilities	(22)	116
Deferred income taxes and amortization of investment tax credits	(8)	(52)
Other, net	(5)	1
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	64	33
Inventories	(23)	(16)
Derivative collateral, net	4	(3)
Accrued property, income and other taxes, net	115	111
Accounts payable and other liabilities	(14)	11
Net cash flows from operating activities	842	917

Cash flows from investing activities:
Capital expenditures	(817)	(499)
Other, net	4	—
Net cash flows from investing activities	(813)	(499)

Cash flows from financing activities:
Proceeds from long-term debt	990	—
Repayments of long-term debt	(350)	(86)
Net (repayments of) proceeds from short-term debt	(30)	28
Dividends paid	(175)	(350)
Other, net	(2)	(2)
Net cash flows from financing activities	433	(410)

Net change in cash and cash equivalents and restricted cash and cash equivalents	462	8
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92	29
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$554	$37

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2019 and for the three- and six-month periods ended June 30, 2019 and 2018. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and six-month periods ended June 30, 2019 and 2018. The results of operations for the three- and six-month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the six-month period ended June 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing escrow accounts for disputes, vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$536	$77
Restricted cash included in other current assets	16	13
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$554	$92

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2019	2018
Utility Plant:
Generation	14 - 67 years	$12,588	$12,606
Transmission	58 - 75 years	6,451	6,357
Distribution	20 - 70 years	7,150	7,030
Intangible plant(1)	5 - 75 years	974	970
Other	5 - 60 years	1,425	1,436
Utility plant in service		28,588	28,399
Accumulated depreciation and amortization		(10,234)	(10,034)
Utility plant in-service, net		18,354	18,365
Other non-regulated, net of accumulated depreciation and amortization	47 years	10	10
Plant, net		18,364	18,375
Construction work-in-progress		1,792	1,195
Property, plant and equipment, net		$20,156	$19,570

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

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

As of
June 30,
2019
Right-of-use assets:
Operating leases	$14
Finance leases	20
Total right-of-use assets	$34

Lease liabilities:
Operating leases	$14
Finance leases	20
Total lease liabilities	$34

The following table summarizes PacifiCorp's lease costs (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2019	2019

Variable	$16	$26
Operating	1	1
Finance:
Amortization	—	1
Interest	1	1
Short-term	1	1
Total lease costs	$19	$30

Weighted-average remaining lease term (years):
Operating leases		13.6
Finance leases		9.5

Weighted-average discount rate:
Operating leases		3.7%
Finance leases		10.6%

Cash payments associated with operating and finance lease liabilities approximated lease cost for the three- and six-month periods ended June 30, 2019 and 2018, respectively.

PacifiCorp has the following remaining lease commitments as of (in millions):

	June 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$2	$2	$4	$3	$4	$7
2020	2	3	5	3	4	7
2021	2	7	9	3	7	10
2022	2	3	5	2	3	5
2023	2	2	4	2	2	4
Thereafter	8	16	24	7	16	23
Total undiscounted lease payments	18	33	51	$20	$36	$56
Less - amounts representing interest	(4)	(13)	(17)
Lease liabilities	$14	$20	$34

(1)     Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

(5)	Recent Financing Transactions

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

Credit Facilities

In May 2019, PacifiCorp extended, with lender consent, the expiration date for each of its two existing $600 million unsecured credit facilities to June 2022 by exercising the remaining one-year extension option for one facility and exercising the first of two available one-year extensions for the second facility.

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	3	4	3	4
Federal income tax credits	(4)	(5)	(4)	(5)
Effects of ratemaking	(1)	(4)	(1)	(4)
Other	(1)	(3)	—	(2)
Effective income tax rate	18%	13%	19%	14%

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

(7)	Employee Benefit Plans

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Pension:
Service cost	$—	$—	—	—
Interest cost	11	10	22	21
Expected return on plan assets	(16)	(18)	(33)	(36)
Net amortization	3	4	6	7
Net periodic benefit credit	$(2)	$(4)	(5)	(8)

Other postretirement:
Service cost	$1	$1	1	1
Interest cost	3	3	6	6
Expected return on plan assets	(5)	(6)	(10)	(11)
Net amortization	—	(2)	—	(3)
Net periodic benefit credit	$(1)	$(4)	(3)	(7)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2019. As of June 30, 2019, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2019
Not designated as hedging contracts(1):
Commodity assets	$13	$5	$9	$—	$27
Commodity liabilities	(6)	(1)	(63)	(59)	(129)
Total	7	4	(54)	(59)	(102)

Total derivatives	7	4	(54)	(59)	(102)
Cash collateral (payable) receivable	(1)	—	19	37	55
Total derivatives - net basis	$6	$4	$(35)	$(22)	$(47)

As of December 31, 2018
Not designated as hedging contracts(1):
Commodity assets	$36	$4	$10	$1	$51
Commodity liabilities	(9)	(1)	(67)	(71)	(148)
Total	27	3	(57)	(70)	(97)

Total derivatives	27	3	(57)	(70)	(97)
Cash collateral (payable) receivable	(2)	—	16	45	59
Total derivatives - net basis	$25	$3	$(41)	$(25)	$(38)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of June 30, 2019 and December 31, 2018, a regulatory asset of $101 million and $96 million, respectively, was recorded related to the net derivative liability of $102 million and $97 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Beginning balance	$78	$122	$96	$101
Changes in fair value	26	6	(28)	34
Net gains (losses) reclassified to operating revenue	6	(1)	(16)	6
Net (losses) gains reclassified to cost of fuel and energy	(9)	(11)	49	(25)
Ending balance	$101	$116	$101	$116

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2019	2018

Electricity sales, net	Megawatt hours	(2)	(6)
Natural gas purchases	Decatherms	116	117

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2019, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt by Moody's Investor Service and Standard & Poor's Rating Services were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $108 million and $113 million as of June 30, 2019 and December 31, 2018, respectively, for which PacifiCorp had posted collateral of $56 million and $61 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2019 and December 31, 2018, PacifiCorp would have been required to post $36 million and $35 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2019
Assets:
Commodity derivatives	$—	$27	$—	$(17)	$10
Money market mutual funds(2)	442	—	—	—	442
Investment funds	25	—	—	—	25
	$467	$27	$—	$(17)	$477

Liabilities - Commodity derivatives	$—	$(129)	$—	$72	$(57)

As of December 31, 2018
Assets:
Commodity derivatives	$—	$51	$—	$(23)	$28
Money market mutual funds(2)	69	—	—	—	69
Investment funds	24	—	—	—	24
	$93	$51	$—	$(23)	$121

Liabilities - Commodity derivatives	$—	$(148)	$—	$82	$(66)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $55 million and $59 million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,656	$9,141	$7,015	$7,833

(10)	Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2019, PacifiCorp entered into non-cancelable agreements through 2020 totaling $486 million related to repowering and development of certain existing and new wind facilities in Wyoming and Washington.

Easements

During the six-month period ended June 30, 2019, PacifiCorp entered into non-cancelable easements with minimum payments totaling $175 million through 2050 for land in Wyoming and Montana, on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the six-month period ended June 30, 2019, PacifiCorp entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $173 million through 2030.

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

Hydroelectric Relicensing

PacifiCorp is a party to the 2016 amended Klamath Hydroelectric Settlement Agreement ("KHSA"), which is intended to resolve disputes surrounding PacifiCorp's efforts to relicense the Klamath Hydroelectric Project. The KHSA does not guarantee dam removal. Instead, it establishes a process for PacifiCorp, the states of Oregon and California ("States") and other stakeholders to assess whether dam removal can occur consistent with the settlement's terms. For PacifiCorp, the key elements of the settlement include: (1) a contribution from PacifiCorp's Oregon and California customers capped at $200 million plus $250 million in California bond funds; (2) complete indemnification from harms associated with dam removal; (3) transfer of the Federal Energy Regulatory Commission ("FERC") license to a third-party dam removal entity, the Klamath River Renewal Corporation ("KRRC"), who would conduct dam removal; and (4) ability for PacifiCorp to operate the facilities for the benefit of customers until dam removal commences.

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four main-stem Klamath dams from PacifiCorp to the KRRC. Over the past two years, the KRRC has been supplementing the application with additional information about its financial, technical, and legal capacity to become the licensee. In July 2019, the KRRC provided the FERC with additional information about its financial capacity to become a licensee, including updated cost estimates, and its insurance, bonding and liability transfer package. The FERC is evaluating the KRRC's information and the proposed license transfer. The KRRC will continue to refine its insurance, bonding and liability transfer package, and PacifiCorp will review the KRRC's capacity to fulfill its indemnity obligation under the KHSA. If certain conditions in the amended KHSA are not satisfied (e.g., inadequate funding or inability of KRRC to satisfy its indemnification obligation) and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

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

(11)	Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Customer Revenue:
Retail:
Residential	$349	$365	$838	$806
Commercial	373	369	733	711
Industrial	289	288	581	557
Other retail	74	73	103	98
Total retail	1,085	1,095	2,255	2,172
Wholesale	11	9	39	31
Transmission	25	30	50	52
Other Customer Revenue	22	20	38	39
Total Customer Revenue	1,143	1,154	2,382	2,294
Other revenue	24	39	44	83
Total operating revenue	$1,167	$1,193	$2,426	$2,377

(12)	Related Party

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month periods ended June 30, 2019 and 2018, PacifiCorp made net cash payments for federal and state income tax to BHE totaling $11 million and $32 million, respectively.

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

Results of Operations for the Second Quarter and First Six Months of 2019 and 2018

Overview

Net income for the second quarter of 2019 was $168 million, a decrease of $16 million, or 9%, compared to 2018. Net income decreased primarily due to higher depreciation and amortization expense of $12 million, higher income tax expense of $11 million, lower utility margin of $8 million and higher interest expense of $6 million, partially offset by higher allowance for equity and borrowed funds of $12 million and lower operations and maintenance expense of $6 million. Utility margin decreased primarily due to lower retail and wholesale sales volumes, partially offset by lower volumes and prices associated with coal-fueled generation, and higher average retail rates, primarily due to lower net tax deferrals associated with 2017 Tax Reform and higher wholesale rates. Retail customer volumes decreased 1.6% primarily due to unfavorable impact of weather on residential and commercial customers in Utah, lower residential usage in Oregon and Washington, lower irrigation usage in Utah and Idaho and lower industrial usage in Oregon and Idaho, partially offset by an increase in average number of customers, higher commercial usage in Oregon and Utah and higher industrial usage in Washington and Utah. Energy generated decreased 7% for the second quarter of 2019 compared to 2018 primarily due to lower coal, wind-powered and hydroelectric generation, partially offset by higher natural gas generation. Wholesale electricity sales volumes decreased 46% and purchased electricity volumes decreased 6%.

Net income for the first six months of 2019 was $347 million, an increase of $15 million, or 5%, compared to 2018. Net income increased primarily due to higher utility margin of $35 million, higher allowance for equity and borrowed funds of $22 million and higher interest and dividend income of $6 million, partially offset by higher income tax expense of $28 million, higher depreciation and amortization expense of $15 million and higher interest expense of $6 million. Utility margin increased primarily due to lower net tax deferrals associated with 2017 Tax Reform, higher retail revenue from higher volumes and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale revenue, primarily from lower volumes and higher gas-fueled generation volumes. Retail customer volumes increased 1.4% primarily due to an increase in the average number of residential and commercial customers across the service territory, the favorable impact of weather on residential customers across the service territory except Utah, higher industrial usage in Wyoming and Washington, higher commercial usage in Oregon and higher residential and commercial usage in Utah, partially offset by lower industrial usage in Idaho and Oregon, lower residential usage in Oregon and Washington and lower irrigation usage in Utah and Idaho. Energy generated increased 2% for the first six months of 2019 compared to 2018 primarily due to higher natural gas generation, partially offset by lower wind-powered and hydroelectric generation. Wholesale electricity sales volumes decreased 32% and purchased electricity volumes decreased 17%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as utility margin, to help evaluate results of operations. Utility margin is calculated as operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Utility margin:
Operating revenue	$1,167	$1,193	$(26)	(2)%	$2,426	2,377	$49	2%
Cost of fuel and energy	384	402	(18)	(4)	849	835	14	2
Utility margin	783	791	(8)	(1)	1,577	1,542	35	2
Operations and maintenance	255	261	(6)	(2)	511	511	—	—
Depreciation and amortization	209	197	12	6	414	399	15	4
Property and other taxes	51	49	2	4	100	101	(1)	(1)
Operating income	$268	$284	$(16)	(6)	$552	$531	$21	4

A comparison of PacifiCorp's key operating results is as follows:

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$1,167	$1,193	$(26)	(2)%	$2,426	$2,377	$49	2%
Cost of fuel and energy	384	402	(18)	(4)	849	835	14	2
Utility margin	$783	$791	$(8)	(1)	$1,577	$1,542	$35	2

Sales (GWh):
Residential	3,307	3,458	(151)	(4)%	7,915	7,649	266	3%
Commercial	4,300	4,291	9	—	8,745	8,589	156	2
Industrial, irrigation and other	5,297	5,360	(63)	(1)	10,007	10,066	(59)	(1)
Total retail	12,904	13,109	(205)	(2)	26,667	26,304	363	1
Wholesale	929	1,713	(784)	(46)	2,816	4,161	(1,345)	(32)
Total sales	13,833	14,822	(989)	(7)	29,483	30,465	(982)	(3)

Average number of retail customers
(in thousands)	1,928	1,895	33	2%	1,924	1,893	31	2%

Average revenue per MWh:
Retail	$83.96	$83.58	$0.38	—%	$84.54	$82.56	$1.98	2%
Wholesale	$36.96	$27.19	$9.77	36%	$28.45	$27.03	$1.42	5%

Heating degree days	1,376	1,111	265	24%	6,468	5,447	1,021	19%
Cooling degree days	311	448	(137)	(31)%	311	448	(137)	(31)%

Sources of energy (GWh)(1):
Coal	6,182	7,079	(897)	(13)%	15,668	15,721	(53)	—%
Natural gas	2,315	1,981	334	17	5,376	3,929	1,447	37
Hydroelectric(2)	1,014	1,037	(23)	(2)	1,731	2,173	(442)	(20)
Wind and other(2)	597	715	(118)	(17)	1,357	1,784	(427)	(24)
Total energy generated	10,108	10,812	(704)	(7)	24,132	23,607	525	2
Energy purchased	4,450	4,718	(268)	(6)	7,286	8,773	(1,487)	(17)
Total	14,558	15,530	(972)	(6)	31,418	32,380	(962)	(3)

Average cost of energy per MWh:
Energy generated(3)	$17.41	$18.82	$(1.41)	(7)%	$19.55	$18.64	$0.91	5%
Energy purchased	$36.24	$34.07	$2.17	6%	$44.67	$36.90	$7.77	21%

(1)	GWh amounts are net of energy used by the related generating facilities.

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

Utility margin decreased $8 million, or 1%, for the second quarter of 2019 compared to 2018 primarily due to:

•
$20 million of lower retail revenue from lower volumes. Retail customer volumes decreased 1.6% primarily due to the unfavorable impact of weather on residential and commercial customers in Utah, lower residential usage in Oregon and Washington, lower irrigation usage in Utah and Idaho and lower industrial usage in Oregon and Idaho, partially offset by an increase in average number of customers, higher commercial usage in Oregon and Utah and higher industrial usage in Washington and Utah;

•	$18 million of lower wholesale revenue primarily due to lower average volumes;

•	$6 million of higher wheeling expenses; and

•	$5 million of lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms.
The decreases above were partially offset by:

•	$29 million of lower coal-fueled generation costs from lower volumes and prices;

•	$8 million of higher retail revenue primarily due to lower net tax deferrals associated with the 2017 Tax Reform and higher average rates due to product mix; and

•	$6 million of higher wholesale revenue from higher average market prices.
Operations and maintenance decreased $6 million, or 2%, for the second quarter of 2019 compared to 2018 primarily due to lower salary and benefits expense due to increased capitalized labor of $7 million due to greater construction activity, lower materials and supplies expense and a gain on the sale of certain property, partially offset by higher vegetation management and overhead line maintenance of $3 million.

Depreciation and amortization increased $12 million, or 6%, for the second quarter of 2019 compared to 2018 primarily due to an adjustment to the Oregon accelerated depreciation reserve based on the Oregon allocation factor in 2019 and higher plant-in-service.

Property and other taxes increased $2 million, or 4% for the second quarter of 2019 compared to 2018 primarily due to higher property taxes, primarily in Utah.

Interest expense increased $6 million, or 6% for the second quarter of 2019 compared to 2018 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $12 million, or 100%, for the second quarter of 2019 compared to 2018 primarily due to higher qualified construction work-in-progress balances.

Income tax expense increased $11 million, or 41%, for the second quarter of 2019 compared to 2018. The effective tax rate was 18% for 2019 and 13% for 2018. The effective tax rate increased primarily due to the effects of rate making and impacts of the 2017 Tax Reform settlements.

Utility margin increased $35 million, or 2%, for the first six months of 2019 compared to 2018 primarily due to:

•	$47 million of higher retail revenue from lower net tax deferrals associated with the 2017 Tax Reform and higher average rates due to product mix;

•
$35 million of higher retail revenue from higher volumes. Retail customer volumes increased 1.4% primarily due to an increase in the average number of residential and commercial customers across the service territory, the favorable impact of weather on residential customers across the service territory except Utah, higher industrial usage in Wyoming and Washington, higher commercial usage in Oregon and higher residential and commercial usage in Utah, partially offset by lower industrial usage in Idaho and Oregon, lower residential usage in Oregon and Washington and lower irrigation usage in Utah and Idaho; and

•	$27 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms.
The increases above were partially offset by:

•	$35 million of higher gas and coal-fueled generation costs from higher volumes;

•	$31 million of lower wholesale revenues from lower average volumes; and

•	$6 million of higher wheeling expenses.

Operations and maintenance remained constant for the first six months of 2019 compared to 2018 primarily due to lower salary and benefits expense driven by increased capitalized labor of $11 million due to greater construction activity, lower materials and supplies expense and a gain related to the sale of certain property, offset by higher overhead line maintenance of $7 million and higher vegetation management expenses of $6 million.

Depreciation and amortization increased $15 million, or 4%, for the first six months of 2019 compared to 2018 primarily due to an adjustment to the Oregon accelerated depreciation reserve based on the Oregon allocation factor in 2019 and higher plant-in-service.

Interest expense increased $6 million, or 3% for the first six months of 2019 compared to 2018 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $22 million, or 96%, for the first six months of 2019 compared to 2018 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income increased $6 million, or 100% for the first six months of 2019 compared to 2018 primarily due to higher average cash and cash equivalents balances.

Income tax expense increased $28 million, or 54%, for the first six months of 2019 compared to 2018. The effective tax rate was 19% for 2019 and 14% for 2018. The effective tax rate increased primarily due to the effects of rate making and impacts of the 2017 Tax Reform settlements.

Liquidity and Capital Resources

As of June 30, 2019, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$536

Credit facilities	1,200
Less:
Tax-exempt bond support	(256)
Net credit facilities	944

Total net liquidity	$1,480

Credit facilities:
Maturity dates	2022
Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018 were $842 million and $917 million, respectively. The change was primarily due to increased fuel payments and lower collections from retail customers, including 2017 Tax Reform refunds, and wholesale customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2019 and 2018 were $(813) million and $(499) million, respectively. The change is due to an increase in capital expenditures of $318 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2019 was $433 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $990 million. Uses of cash consisted substantially of $350 million for the repayment of long term debt, $175 million for common stock dividends paid to PPW Holdings LLC and $30 million for the repayment of short-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2018 was $(410) million. Uses of cash consisted substantially of $350 million for common stock dividends paid to PPW Holdings LLC and $86 million for the repayment of long-term debt, offset by $28 million net proceeds from short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2019, PacifiCorp had no short-term debt outstanding. As of December 31, 2018, PacifiCorp had $30 million of short-term debt outstanding at a weighted average interest rate of 2.85%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2018	2019	2019

Transmission system investment	$23	$206	$500
Wind investment	55	354	880
Operating and other	421	257	895
Total	$499	$817	$2,275

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects initial costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in-service in 2020. Planned spending for the Aeolus-Bridger/Anticline line totals $401 million in 2019.

•	Wind investment includes the following:

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $138 million and $2 million for the six-month periods ended June 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $225 million for 2019, which includes a new 240 MW wind-powered generating facility. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for 10 years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $216 million and $53 million for the six-month periods ended June 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $301 million for 2019. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for 10 years following each facility's return to service.

•
Remaining investments relate to operating projects that consist of advanced meter infrastructure costs, routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Integrated Resource Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. As part of the 2019 IRP, in April 2019, PacifiCorp released an economic study of the coal fleet which informs how PacifiCorp will meet the long-term energy needs of its customers. While no resource decision will be made ahead of completion of the 2019 IRP, expected to be filed by October 2019, the study identified potential benefits for customers through retirement of some coal units as early as 2022.

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

As required by applicable laws and regulations, PacifiCorp filed its draft 2017R RFP with the UPSC in June 2017 and with the OPUC in August 2017. The UPSC and the OPUC approved PacifiCorp's 2017R RFP in September 2017. The 2017R RFP sought up to approximately 1,270 MWs of new wind resources that can interconnect to PacifiCorp's transmission system in Wyoming once a proposed high-voltage transmission line is constructed. The 2017R RFP also sought proposals for wind resources located outside of Wyoming capable of delivering all-in economic benefits for PacifiCorp's customers. The proposed high-voltage transmission line and new wind resources must be placed in service by December 31, 2020, to maximize potential federal production tax credit benefits for PacifiCorp's customers. PacifiCorp finalized its bid-selection process and established a final shortlist in February 2018. PacifiCorp plans to deliver 1,150 MWs from three new wind facilities under various commercial structures including a power purchase agreement, a build-transfer agreement, and traditional self-build agreements. PacifiCorp has finalized a 200-MW power purchase agreement and a 200-MW build-transfer agreement for one of the three new wind facilities. PacifiCorp has also secured agreements for safe harbor wind turbine equipment, acquisition of development assets and balance-of-plant construction for the two remaining projects; one providing 250 MWs and a second providing 500 MWs. Agreements for acquisition of follow-on wind turbine equipment for the final two projects was completed in 2019.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 10.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2019, the related statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 2, 2019

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$185	$—
Trade receivables, net	352	367
Income tax receivable	108	—
Inventories	184	204
Other current assets	91	90
Total current assets	920	661

Property, plant and equipment, net	16,952	16,157
Regulatory assets	282	273
Investments and restricted investments	773	708
Other assets	100	121

Total assets	$19,027	$17,920

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$405	$575
Accrued interest	73	53
Accrued property, income and other taxes	146	300
Short-term debt	—	240
Current portion of long-term debt	—	500
Other current liabilities	147	122
Total current liabilities	771	1,790

Long-term debt	6,341	4,879
Regulatory liabilities	1,612	1,620
Deferred income taxes	2,426	2,322
Asset retirement obligations	776	552
Other long-term liabilities	306	311
Total liabilities	12,232	11,474

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	6,234	5,885
Total shareholder's equity	6,795	6,446

Total liabilities and shareholder's equity	$19,027	$17,920

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$538	$589	$1,080	$1,058
Regulated natural gas and other	121	128	421	405
Total operating revenue	659	717	1,501	1,463

Operating expenses:
Cost of fuel and energy	91	118	205	226
Cost of natural gas purchased for resale and other	62	67	257	246
Operations and maintenance	204	207	411	397
Depreciation and amortization	179	208	356	366
Property and other taxes	29	30	63	62
Total operating expenses	565	630	1,292	1,297

Operating income	94	87	209	166

Other income (expense):
Interest expense	(70)	(56)	(139)	(114)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	17	13	32	23
Other, net	10	12	30	21
Total other income (expense)	(36)	(27)	(64)	(62)

Income before income tax benefit	58	60	145	104
Income tax benefit	(98)	(46)	(204)	(108)

Net income	$156	$106	$349	$212

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, March 31, 2018	$—	$561	$5,309	$5,870
Net income	—	—	106	106
Other equity transactions	—	—	1	1
Balance, June 30, 2018	$—	$561	$5,416	$5,977

Balance, December 31, 2017	$—	$561	$5,203	$5,764
Net income	—	—	212	212
Other equity transactions	—	—	1	1
Balance, June 30, 2018	$—	$561	$5,416	$5,977

Balance, March 31, 2019	$—	$561	$6,078	$6,639
Net income	—	—	156	156
Balance, June 30, 2019	$—	$561	$6,234	$6,795

Balance, December 31, 2018	$—	$561	$5,885	$6,446
Net income	—	—	349	349
Balance, June 30, 2019	$—	$561	$6,234	$6,795

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$349	$212
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	356	366
Amortization of utility plant to other operating expenses	17	17
Allowance for equity funds	(32)	(23)
Deferred income taxes and amortization of investment tax credits	52	(10)
Other, net	5	7
Changes in other operating assets and liabilities:
Trade receivables and other assets	(2)	1
Inventories	20	45
Derivative collateral, net	1	—
Contributions to pension and other postretirement benefit plans, net	(6)	(7)
Accrued property, income and other taxes, net	(263)	140
Accounts payable and other liabilities	(34)	(97)
Net cash flows from operating activities	463	651

Cash flows from investing activities:
Capital expenditures	(1,017)	(818)
Purchases of marketable securities	(99)	(147)
Proceeds from sales of marketable securities	95	125
Other, net	13	27
Net cash flows from investing activities	(1,008)	(813)

Cash flows from financing activities:
Proceeds from long-term debt	1,460	687
Repayments of long-term debt	(500)	(350)
Net repayments of short-term debt	(240)	—
Other, net	—	(1)
Net cash flows from financing activities	720	336

Net change in cash and cash equivalents and restricted cash and cash equivalents	175	174
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56	282
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$231	$456

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2019, and for the three- and six-month periods ended June 30, 2019 and 2018. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2019 and 2018. The results of operations for the three- and six-month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2018, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	June 30,	December 31
	2019	2018

Cash and cash equivalents	$185	$—
Restricted cash and cash equivalents in other current assets	46	56
Total cash and cash equivalents and restricted cash and cash equivalents	$231	$56

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2019	2018
Utility plant in service, net:
Generation	20-70 years	$14,124	$13,727
Transmission	52-75 years	1,974	1,934
Electric distribution	20-75 years	3,786	3,672
Natural gas distribution	29-75 years	1,750	1,724
Utility plant in service		21,634	21,057
Accumulated depreciation and amortization		(6,201)	(5,941)
Utility plant in service, net		15,433	15,116
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		15,439	15,122
Construction work-in-progress		1,513	1,035
Property, plant and equipment, net		$16,952	$16,157

(4)	Leases

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

Credit Facilities

In May 2019, MidAmerican Energy extended, with lender consent, the expiration date for its existing $900 million unsecured credit facility to June 2022 by exercising the remaining one-year extension option.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(158)	(80)	(131)	(104)
State income tax, net of federal income tax benefit	(22)	(7)	(21)	(8)
Effects of ratemaking	(10)	(9)	(9)	(13)
Other, net	—	(2)	(1)	—
Effective income tax rate	(169)%	(77)%	(141)%	(104)%

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

Due to a combination of declines in pre-tax income and increases in production tax credits in recent years and changes in estimates for these values throughout the year, the volatility of the effective tax rate used to determine the recognition of income tax expense each quarter has similarly increased. MidAmerican Energy concluded that, due to such increased volatility, it was no longer able to reasonably estimate an annual effective tax rate for this purpose. Accordingly, beginning January 1, 2019, production tax credits are recognized in the Statement of Operations as they are earned, and excluded in the determination of the effective tax rate used in the recognition of all other income tax expense. Production tax credits recognized in income for the six-month periods ended June 30, 2019 and 2018 were $190 million and $108 million, respectively, with $56 million of the difference related to the change in the method of interim recognition in 2019.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy made net cash payments for income tax to BHE totaling $9 million for the six-month period ended June 30, 2019, and received net cash payments for income tax from BHE totaling $228 million for the six-month period ended June 30, 2018.

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

Net periodic benefit (credit) cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Pension:
Service cost	$1	$2	$3	$4
Interest cost	8	7	15	14
Expected return on plan assets	(11)	(11)	(21)	(22)
Net amortization	—	—	—	1
Net periodic benefit credit	$(2)	$(2)	$(3)	$(3)

Other postretirement:
Service cost	$2	$2	$3	$3
Interest cost	3	2	5	4
Expected return on plan assets	(3)	(4)	(6)	(7)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit cost (credit)	$1	$(1)	$—	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $1 million, respectively, during 2019. As of June 30, 2019, $3 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)    Asset Retirement Obligations

In January 2018, MidAmerican Energy completed groundwater testing at its coal combustion residuals ("CCR") surface impoundments. Based on this information, MidAmerican Energy discontinued sending CCR to surface impoundments effective April 2018 and initiated analysis of additional actions to be taken. As a result of that analysis, MidAmerican Energy will remove all CCR material located below the water table and cap the material in such facilities, which is a more extensive closure activity than previously assumed. In the first quarter of 2019, MidAmerican Energy increased the asset retirement obligations for its fossil-fueled generating facilities by $237 million related to the cost of this closure activity. Closure activity on the six existing surface impoundments is estimated to extend through 2023. The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the six-month period ended June 30, 2019 (in millions):

Beginning balance	$562
Change in estimated costs	237
Retirements	(1)
Accretion	14
Ending balance	$812

(9)	Fair Value Measurements

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2019:
Assets:
Commodity derivatives	$—	$1	$1	$(1)	$1
Money market mutual funds(2)	165	—	—	—	165
Debt securities:
United States government obligations	193	—	—	—	193
International government obligations	—	4	—	—	4
Corporate obligations	—	49	—	—	49
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	311	—	—	—	311
Investment funds	19	—	—	—	19
	$688	$57	$1	$(1)	$745

Liabilities - commodity derivatives	$—	$(5)	$(2)	$1	$(6)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$—	$4	$2	$(3)	$3
Money market mutual funds(2)	2	—	—	—	2
Debt securities:
United States government obligations	187	—	—	—	187
International government obligations	—	4	—	—	4
Corporate obligations	—	46	—	—	46
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	256	—	—	—	256
International companies	6	—	—	—	6
Investment funds	10	—	—	—	10
	$461	$57	$2	$(3)	$517

Liabilities - commodity derivatives	$—	$(4)	$(2)	$3	$(3)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million as of June 30, 2019 and December 31, 2018, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,341	$7,213	$5,379	$5,644

(10)	Commitments and Contingencies

Easements

During the six-month period ended June 30, 2019, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $217 million through 2059 for land in Iowa on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the six-month period ended June 30, 2019, MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $301 million through 2029.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of June 30, 2019, has accrued a $10 million liability for refunds under the second complaint of amounts collected under the higher ROE from March 2015 through May 2016.

(11)	Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12, (in millions):

	For the Three-Month Period Ended June 30, 2019				For the Six-Month Period Ended June 30, 2019
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$148	$66	$—	$214	$319	$241	$—	$560
Commercial	79	19	—	98	154	85	—	239
Industrial	204	3	—	207	367	9	—	376
Natural gas transportation services	—	8	—	8	—	20	—	20
Other retail(1)	35	(1)	—	34	70	—	—	70
Total retail	466	95	—	561	910	355	—	1,265
Wholesale	51	15	—	66	127	49	—	176
Multi-value transmission projects	14	—	—	14	30	—	—	30
Other Customer Revenue	—	—	10	10	—	—	15	15
Total Customer Revenue	531	110	10	651	1,067	404	15	1,486
Other revenue	7	1	—	8	13	2	—	15
Total operating revenue	$538	$111	$10	$659	$1,080	$406	$15	$1,501

	For the Three-Month Period Ended June 30, 2018				For the Six-Month Period Ended June 30, 2018
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$173	$65	$—	$238	$334	$233	$—	$567
Commercial	80	21	—	101	151	83	—	234
Industrial	195	5	—	200	340	10	—	350
Natural gas transportation services	—	6	—	6	—	19	—	19
Other retail(1)	57	6	—	63	67	—	—	67
Total retail	505	103	—	608	892	345	—	1,237
Wholesale	63	23	—	86	125	55	—	180
Multi-value transmission projects	14	—	—	14	29	—	—	29
Other Customer Revenue	—	—	1	1	—	—	3	3
Total Customer Revenue	582	126	1	709	1,046	400	3	1,449
Other revenue	7	1	—	8	12	2	—	14
Total operating revenue	$589	$127	$1	$717	$1,058	$402	$3	$1,463

(1)	Other retail includes provisions for rate refunds, for which any actual refunds will be reflected in the applicable customer classes upon resolution of the related regulatory proceeding.

(12)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$538	$589	$1,080	$1,058
Regulated natural gas	111	127	406	402
Other	10	1	15	3
Total operating revenue	$659	$717	$1,501	$1,463

Operating income:
Regulated electric	$87	$78	$153	$114
Regulated natural gas	5	8	53	51
Other	2	1	3	1
Total operating income	94	87	209	166
Interest expense	(70)	(56)	(139)	(114)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	17	13	32	23
Other, net	10	12	30	21
Income before income tax benefit	$58	$60	$145	$104

	As of
	June 30, 2019	December 31, 2018
Assets:
Regulated electric	$17,735	$16,511
Regulated natural gas	1,289	1,406
Other	3	3
Total assets	$19,027	$17,920

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2019, the related consolidated statements of operations and changes in member's equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2019

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$186	$1
Trade receivables, net	352	365
Income tax receivable	110	—
Inventories	184	204
Other current assets	91	89
Total current assets	923	659

Property, plant and equipment, net	16,963	16,169
Goodwill	1,270	1,270
Regulatory assets	282	273
Investments and restricted investments	775	710
Other assets	100	121

Total assets	$20,313	$19,202

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2019	2018
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$406	$575
Accrued interest	78	58
Accrued property, income and other taxes	147	300
Note payable to affiliate	166	156
Short-term debt	—	240
Current portion of long-term debt	—	500
Other current liabilities	146	122
Total current liabilities	943	1,951

Long-term debt	6,581	5,119
Regulatory liabilities	1,612	1,620
Deferred income taxes	2,423	2,319
Asset retirement obligations	776	552
Other long-term liabilities	306	312
Total liabilities	12,641	11,873

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	5,993	5,650
Total member's equity	7,672	7,329

Total liabilities and member's equity	$20,313	$19,202

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$538	$589	$1,080	$1,058
Regulated natural gas and other	122	129	422	407
Total operating revenue	660	718	1,502	1,465

Operating expenses:
Cost of fuel and energy	91	118	205	226
Cost of natural gas purchased for resale and other	62	67	256	247
Operations and maintenance	205	208	412	398
Depreciation and amortization	179	208	356	366
Property and other taxes	29	30	63	62
Total operating expenses	566	631	1,292	1,299

Operating income	94	87	210	166

Other income (expense):
Interest expense	(74)	(61)	(149)	(124)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	17	13	32	23
Other, net	10	13	31	23
Total other income (expense)	(40)	(31)	(73)	(70)

Income before income tax benefit	54	56	137	96
Income tax benefit	(99)	(47)	(206)	(110)

Net income	$153	$103	$343	$206

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, March 31, 2018	$1,679	$5,084	$6,763
Net income	—	103	103
Balance, June 30, 2018	$1,679	$5,187	$6,866

Balance, December 31, 2017	$1,679	$4,981	$6,660
Net income	—	206	206
Balance, June 30, 2018	$1,679	$5,187	$6,866

Balance, March 31, 2019	$1,679	$5,840	$7,519
Net income	—	153	153
Balance, June 30, 2019	$1,679	$5,993	$7,672

Balance, December 31, 2018	$1,679	$5,650	$7,329
Net income	—	343	343
Balance, June 30, 2019	$1,679	$5,993	$7,672

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$343	$206
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	356	366
Amortization of utility plant to other operating expenses	17	17
Allowance for equity funds	(32)	(23)
Deferred income taxes and amortization of investment tax credits	52	(10)
Other, net	7	9
Changes in other operating assets and liabilities:
Trade receivables and other assets	(5)	4
Inventories	20	45
Derivative collateral, net	1	—
Contributions to pension and other postretirement benefit plans, net	(6)	(7)
Accrued property, income and other taxes, net	(265)	143
Accounts payable and other liabilities	(34)	(96)
Net cash flows from operating activities	454	654

Cash flows from investing activities:
Capital expenditures	(1,017)	(818)
Purchases of marketable securities	(99)	(147)
Proceeds from sales of marketable securities	95	125
Other, net	13	27
Net cash flows from investing activities	(1,008)	(813)

Cash flows from financing activities:
Proceeds from long-term debt	1,460	687
Repayments of long-term debt	(500)	(350)
Net change in note payable to affiliate	10	(3)
Net repayments of short-term debt	(240)	—
Other, net	(1)	—
Net cash flows from financing activities	729	334

Net change in cash and cash equivalents and restricted cash and cash equivalents	175	175
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	57	282
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$232	$457

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2019, and for the three- and six-month periods ended June 30, 2019 and 2018. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and six-month periods ended June 30, 2019 and 2018. The results of operations for the three- and six-month periods ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2018, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30	December 31
	2019	2018

Cash and cash equivalents	$186	$1
Restricted cash and cash equivalents in other current assets	46	56
Total cash and cash equivalents and restricted cash and cash equivalents	$232	$57

(3)	Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of June 30, 2019 and December 31, 2018, nonregulated property gross of $24 million and related accumulated depreciation and amortization of $13 million and $12 million, respectively, which consisted primarily of a corporate aircraft owned by MHC.

(4)	Leases

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(171)	(86)	(139)	(113)
State income tax, net of federal income tax benefit	(25)	(8)	(23)	(9)
Effects of ratemaking	(11)	(10)	(9)	(14)
Other, net	3	(1)	—	—
Effective income tax rate	(183)%	(84)%	(150)%	(115)%

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

Due to a combination of declines in pre-tax income and increases in production tax credits in recent years and changes in estimates for these values throughout the year, the volatility of the effective tax rate used to determine the recognition of income tax expense each quarter has similarly increased. MidAmerican Energy concluded that, due to such increased volatility, it was no longer able to reasonably estimate an annual effective tax rate for this purpose. Accordingly, beginning January 1, 2019, production tax credits are recognized in the Statement of Operations as they are earned, and excluded in the determination of the effective tax rate used in the recognition of all other income tax expense. Production tax credits recognized in income for the six-month periods ended June 30, 2019 and 2018 were $190 million and $108 million, respectively with $56 million of the difference related to the change in the method of interim recognition in 2019.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding made net cash payments for income tax to BHE totaling $8 million for the six-month period ended June 30, 2019, and received net cash payments for income tax from BHE totaling $234 million for the six-month period ended June 30, 2018.

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

	As of June 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,581	$7,528	$5,619	$5,941

(10)	Commitments and Contingencies

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

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had other Accounting Standards Codification Topic 606 revenue of $1 million and $1 million for the three-month periods ended June 30, 2019 and 2018, respectively, and $1 million and $2 million for the six-month periods ended June 30, 2019 and 2018, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$538	$589	$1,080	$1,058
Regulated natural gas	111	127	406	402
Other	11	2	16	5
Total operating revenue	$660	$718	$1,502	$1,465

Operating income:
Regulated electric	$87	$78	$153	$114
Regulated natural gas	5	8	53	51
Other	2	1	4	1
Total operating income	94	87	210	166
Interest expense	(74)	(61)	(149)	(124)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	17	13	32	23
Other, net	10	13	31	23
Income before income tax benefit	$54	$56	$137	$96

	As of
	June 30, 2019	December 31, 2018
Assets(1):
Regulated electric	$18,926	$17,702
Regulated natural gas	1,368	1,485
Other	19	15
Total assets	$20,313	$19,202

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the Second Quarter and First Six Months of 2019 and 2018

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2019 was $156 million, an increase of $50 million, or 47%, compared to 2018 primarily due to higher income tax benefit of $52 million driven by a $44 million increase in recognized production tax credits, $26 million of which was due to a change in the method of interim recognition, lower depreciation and amortization of $29 million and higher allowances for equity and borrowed funds of $7 million, partially offset by higher interest expense of $14 million, lower electric utility margin of $24 million and lower natural gas utility margin of $4 million. Electric utility margin decreased due to lower retail customer volumes, lower average retail rates, lower wholesale revenue and lower recoveries through bill riders, partially offset by lower generation and purchased power costs. Electric retail customer volumes decreased 3.7% primarily from the unfavorable impact of weather, partially offset by higher industrial usage.

MidAmerican Energy's net income for the first six months of 2019 was $349 million, an increase of $137 million, or 65%, compared to 2018 due to higher income tax benefit of $96 million driven by an $82 million increase in recognized production tax credits, $56 million of which was due to a change in the method of interim recognition, higher electric utility margin of $43 million, higher allowances for equity and borrowed funds of $14 million, lower depreciation and amortization of $10 million and higher income from corporate-owned life insurance policies of $8 million, partially offset by higher interest expense of $25 million and higher operations and maintenance expense of $14 million. Electric utility margin increased due to higher recoveries through bill riders, higher retail customer volumes, lower generation and purchased power costs and higher wholesale revenue, partially offset by lower average retail rates. Electric retail customer volumes increased 0.5% as an increase in industrial usage was largely offset by the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2019 was $153 million, an increase of $50 million, or 49%, compared to 2018. MidAmerican Funding's net income for the first six months of 2019 was $343 million, an increase of $137 million, or 67%, compared to 2018. The increases were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Electric utility margin:
Regulated electric operating revenue	$538	$589	$(51)	(9)%	$1,080	$1,058	$22	2%
Cost of fuel and energy	91	118	(27)	(23)	205	226	(21)	(9)
Electric utility margin	447	471	(24)	(5)	875	832	43	5

Natural gas utility margin:
Regulated natural gas operating revenue	111	127	(16)	(13)%	406	402	4	1
Cost of natural gas purchased for resale	55	67	(12)	(18)	248	246	2	1
Natural gas utility margin	56	60	(4)	(7)	158	156	2	1

Utility margin	503	531	(28)	(5)%	1,033	988	45	5

Other operating revenue	10	1	9	*	15	3	12	*
Other cost of sales	7	—	7	*	9	—	9	*
Operations and maintenance	204	207	(3)	(1)%	411	397	14	4
Depreciation and amortization	179	208	(29)	(14)	356	366	(10)	(3)
Property and other taxes	29	30	(1)	(3)	63	62	1	2

Operating income	$94	$87	$7	8%	$209	$166	$43	26%

*    Not meaningful.

Regulated Electric Utility Margin

A comparison of key operating results related to regulated electric utility margin is as follows:

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Electric utility margin (in millions):
Operating revenue	$538	$589	$(51)	(9)%	$1,080	$1,058	$22	2%
Cost of fuel and energy	91	118	(27)	(23)	205	226	(21)	(9)
Electric utility margin	$447	$471	$(24)	(5)	$875	$832	$43	5

Electricity Sales (GWh):
Residential	1,270	1,569	(299)	(19)%	3,155	3,355	(200)	(6)%
Commercial	853	934	(81)	(9)	1,893	1,919	(26)	(1)
Industrial	3,644	3,483	161	5	6,915	6,608	307	5
Other	381	400	(19)	(5)	780	803	(23)	(3)
Total retail	6,148	6,386	(238)	(4)	12,743	12,685	58	—
Wholesale	2,328	2,454	(126)	(5)	5,604	5,019	585	12
Total sales	8,476	8,840	(364)	(4)	18,347	17,704	643	4

Average number of retail customers (in thousands)	785	778	7	1%	785	778	7	1%

Average revenue per MWh:
Retail	$76.02	$79.32	$(3.30)	(4)%	$71.46	$70.55	$0.91	1%
Wholesale	$21.88	$25.79	$(3.91)	(15)%	$22.75	$24.19	$(1.44)	(6)%

Heating degree days	605	700	(95)	(14)%	4,206	4,035	171	4%
Cooling degree days	280	511	(231)	(45)%	280	511	(231)	(45)%

Sources of energy (GWh)(1):
Coal	2,434	3,405	(971)	(29)%	6,337	6,734	(397)	(6)%
Nuclear	968	957	11	1	1,884	1,848	36	2
Natural gas	46	229	(183)	(80)	64	274	(210)	(77)
Wind and other(2)	3,954	3,280	674	21	8,298	7,265	1,033	14
Total energy generated	7,402	7,871	(469)	(6)	16,583	16,121	462	3
Energy purchased	1,197	1,168	29	2	2,046	1,956	90	5
Total	8,599	9,039	(440)	(5)	18,629	18,077	552	3

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric utility margin decreased $24 million for the second quarter of 2019 compared to 2018 primarily due to:

(1)	Lower retail utility margin of $31 million due to -

•	a decrease of $27 million from the favorable impact of weather in 2018;

•	a decrease of $18 million in average revenue rates due to sales mix; and

•	a decrease of $2 million from other revenue and factors, partially offset by

•	an increase of $16 million from non-weather-related sales growth, primarily higher industrial usage; and

(2)	Higher wholesale utility margin of $7 million due to higher margin per unit, reflecting lower costs, partially offset by lower sales volumes.
Regulated electric utility margin increased $43 million for the first six months of 2019 compared to 2018 primarily due to:

(1)	Higher wholesale utility margin of $22 million due to higher margin per unit from lower fuel costs and higher wholesale volumes; and

(2)	Higher retail utility margin of $20 million primarily due to -

•	an increase of $36 million from non-weather-related sales growth, primarily higher industrial usage; and

•
an increase of $35 million, net of energy costs, from higher recoveries through bill riders, including a decrease of $10 million in electric DSM program revenue (offset in operations and maintenance expense); partially offset by

•	a decrease of $27 million in averages rates, predominantly from sales mix; and

•	a decrease of $23 million from the favorable impact of weather in 2018.

Regulated Natural Gas Utility Margin

A comparison of key operating results related to regulated natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Natural gas utility margin (in millions):
Operating revenue	$111	$127	$(16)	(13)%	$406	$402	$4	1%
Cost of natural gas purchased for resale	55	67	(12)	(18)	248	246	2	1
Natural gas utility margin	$56	$60	$(4)	(7)	$158	$156	$2	1

Natural gas throughput (000's Dth):
Residential	6,928	7,641	(713)	(9)%	35,497	33,720	1,777	5%
Commercial	3,297	3,757	(460)	(12)	16,581	16,010	571	4
Industrial	949	1,289	(340)	(26)	2,495	2,705	(210)	(8)
Other	13	8	5	63	48	30	18	60
Total retail sales	11,187	12,695	(1,508)	(12)	54,621	52,465	2,156	4
Wholesale sales	7,050	9,195	(2,145)	(23)	18,605	20,371	(1,766)	(9)
Total sales	18,237	21,890	(3,653)	(17)	73,226	72,836	390	1
Natural gas transportation service	23,824	22,632	1,192	5	54,367	52,092	2,275	4
Total natural gas throughput	42,061	44,522	(2,461)	(6)	127,593	124,928	2,665	2

Average number of retail customers (in thousands)	761	755	6	1%	762	757	5	1%
Average revenue per retail Dth sold	$7.89	$7.56	$0.33	4%	$6.16	$6.24	$(0.08)	(1)%
Average cost of natural gas per retail Dth sold	$3.56	$3.42	$0.14	4%	$3.63	$3.63	$—	—%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.01	$3.04	$(0.03)	(1)%	$3.38	$3.37	$0.01	—%

Heating degree days	663	734	(71)	(10)%	4,389	4,177	212	5%

Regulated natural gas utility margin decreased $4 million for the second quarter of 2019 compared to 2018 due to:

(1)	A decrease of $5 million from lower natural gas DSM program revenue (offset in operations and maintenance expense); and

(2)	A decrease of $3 million from greater tax reform revenue reductions; partially offset by

(3)	An increase of $4 million from a higher average rate due to sales mix.
Regulated natural gas utility margin increased $2 million for the first six months of 2019 compared to 2018 due to:

(1)	An increase of $7 million from non-weather rate and usage variances, in part due to sales mix; and

(2)	An increase of $2 million from the favorable impact of weather; partially offset by

(3)	A decrease of $6 million from lower natural gas DSM program revenue (offset in operations and maintenance expense); and

(4)	A decrease of $1 million from greater tax reform revenue reductions.

Operating Expenses

MidAmerican Energy -

Operations and maintenance decreased $3 million for the second quarter of 2019 compared to 2018 primarily due to lower DSM program expense of $12 million, which is recoverable in bill riders and offset in operating revenue, and lower fossil-fueled generation maintenance of $8 million, partially offset by higher wind-powered generation operations and maintenance of $7 million due to additional wind turbines and easements, higher electric and gas distribution operation and maintenance of $5 million and higher nonregulated operations costs of $3 million.

Operations and maintenance increased $14 million for the first six months of 2019 compared to 2018 primarily due to higher wind-powered generation operations and maintenance of $16 million due to additional wind turbines and easements, higher electric distribution operations and maintenance of $7 million from emergency outage and tree-trimming costs, higher nonregulated operations costs of $7 million, higher transmission costs from MISO of $4 million, which are recoverable in bill riders and offset in operating revenue, and higher gas distribution operations and maintenance of $3 million, partially offset by lower DSM program expense of $16 million, which is recoverable in bill riders and offset in operating revenue, and lower fossil-fueled generation maintenance of $8 million.

Depreciation and amortization for the second quarter and first six months of 2019 decreased $29 million and $10 million, respectively, compared to 2018 due to lower Iowa revenue sharing accruals of $48 million, partially offset by wind-powered generating facilities and other plant placed in-service.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $14 million and $25 million for the second quarter and first six months of 2019 compared to 2018 primarily due to higher interest expense from the issuance of $1.5 billion of first mortgage bonds in January 2019, partially offset by the redemption of $500 million of first mortgage bonds in February 2019.

Allowance for borrowed and equity funds increased $7 million and $14 million for the second quarter and first six months of 2019 compared to 2018 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net decreased $2 million and increased $9 million for the second quarter and first six months of 2019, respectively, compared to 2018 primarily due to fluctuation in returns on corporate-owned life insurance policies and, for the first six months, higher interest income from favorable cash positions.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $52 million for the second quarter of 2019 compared to 2018, and the effective tax rate was (169)% for 2019 and (77)% for 2018. For the first six months of 2019 compared to 2018, MidAmerican Energy's income tax benefit increased $96 million, and the effective tax rate was (141)% for 2019 and (104)% for 2018. The change in the effective tax rates for 2019 compared to 2018 were substantially due to the recognition of production tax credits.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for the credits for 10 years from the date the qualifying generating facilities were placed in-service. Due to a combination of declines in pre-tax income and increases in production tax credits in recent years and changes in estimates for these values throughout the year, the volatility of the effective tax rate used to determine the recognition of income tax expense each quarter has similarly increased. MidAmerican Energy concluded that, due to such increased volatility, it was no longer able to reasonably estimate an annual effective tax rate for this purpose. Accordingly, beginning January 1, 2019, production tax credits are recognized in the Statement of Operations as they are earned, and excluded in the determination of the effective tax rate used in the recognition of all other income tax expense. Production tax credits recognized in income for the first six months of 2019 and 2018 were $190 million and $108 million, respectively, with $56 million of the difference related to the change in the method of interim recognition in 2019.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $52 million for the second quarter of 2019 compared to 2018, and the effective tax rate was (183)% for 2019 and (84)% for 2018. For the first six months of 2019 compared to 2018, MidAmerican Energy's income tax benefit increased $96 million, and the effective tax rate was (150)% for 2019 and (115)% for 2018. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2019, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$185

Credit facilities, maturing 2020 and 2022	905
Less:
Tax-exempt bond support	(370)
Net credit facilities	535

MidAmerican Energy total net liquidity	$720

MidAmerican Funding:
MidAmerican Energy total net liquidity	$720
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2020	4
MidAmerican Funding total net liquidity	$725

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018, were $463 million and $651 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018, were $454 million and $654 million, respectively. Cash flows from operating activities decreased primarily due to the timing of MidAmerican Energy's income tax cash flows with BHE, partially offset by higher cash margins for MidAmerican Energy's regulated electric wholesale business and lower payments to vendors. MidAmerican Energy's income tax cash flows with BHE totaled net cash payments of $9 million in 2019 and net cash receipts of $228 million in 2018. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's and MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2019 and 2018, were $(1,008) million and $(813) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which increased due to higher wind-powered generating facility construction expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2019 and 2018 were $720 million and $336 million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2019 and 2018, were $729 million and $334 million, respectively. In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due 2029 and $900 million of its 4.25% First Mortgage Bonds due 2049.
In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048, and in March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018. Through its commercial paper program, MidAmerican Energy made payments totaling $240 million in 2019. MidAmerican Funding received $10 million in 2019 and paid $3 million in 2018 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue, through July 31, 2020, commercial paper and bank notes aggregating $1.3 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points.

MidAmerican Energy currently has an effective registration statement with the SEC to issue an indeterminate amount of long-term debt securities through June 26, 2021. Additionally, MidAmerican Energy has authorization from the FERC to issue, through June 30, 2021, preferred stock up to an aggregate of $500 million and long-term debt securities up to an aggregate of $1.7 billion at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and from the ICC to issue preferred stock up to an aggregate of $500 million through November 1, 2020.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2018	2019	2019

Wind-powered generation	$313	$473	$1,463
Wind-powered generation repowering	141	118	395
Other	364	426	1,143
Total	$818	$1,017	$3,001

MidAmerican Energy's forecast capital expenditures for 2019 include the following:

•
The construction of wind-powered generating facilities in Iowa. MidAmerican Energy currently has three wind-powered generation construction projects in progress, two of which are under ratemaking principles approved by the IUB.

In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities ("Wind XI") expected to be placed in service in 2017 through 2019, including a total of 1,151 MW (nominal ratings) placed in-service through June 30, 2019. Wind XI ratemaking principles established a cost cap of $3.6 billion, including AFUDC, a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and the revenue sharing mechanism that was effective in 2018. In December 2018, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 591 MWs (nominal ratings) of additional wind-powered generating facilities ("Wind XII") expected to be placed in-service by the end of 2020. Wind XII ratemaking principles establish a cost cap of $922 million, including AFUDC, establish a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and provide that all Iowa retail energy benefits from Wind XII will reduce rate base and be excluded from the Iowa energy adjustment clause. Additionally, the ratemaking principles modify the Wind XI revenue sharing mechanism, effective January 1, 2019, such that revenue sharing will be triggered each year by actual equity returns above a threshold calculated annually or 11%, whichever is less, and MidAmerican Energy will share with customers 90% of the revenue in excess of the trigger, instead of 100% sharing. The threshold will be calculated each year-end and will be the weighted average of equity returns authorized via ratemaking principles for certain rate base and, for remaining rate base, interest rates on 30-year single A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%.The cost caps established by ratemaking principles ensure that as long as total costs for each project are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available. Production tax credits from these projects are excluded from MidAmerican Energy's Iowa energy adjustment clause until these generation assets are reflected in base rates.
Additionally, MidAmerican Energy is constructing 205 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2020, with a current forecast of $300 million, including AFUDC. This project is not subject to pre-approved ratemaking principles. MidAmerican Energy expects these wind-powered generating facilities to qualify for 100% of production tax credits available. Production tax credits from this project are expected to be included in MidAmerican Energy's Iowa energy adjustment clause.

•
The repowering of the oldest of MidAmerican Energy's wind-powered generating facilities in Iowa. The repowering projects entail the replacement of significant components of the facilities, which is expected to qualify such facilities for the re-establishment of production tax credits for ten years following each facility's return to service at rates that depend upon the year in which construction begins. Of the 1,479 MWs of current repowering projects not in-service as of June 30, 2019, 303 MWs are currently expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service, 769 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2019, the related consolidated statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 2, 2019

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$81	$111
Trade receivables, net	280	233
Inventories	65	61
Regulatory assets	47	39
Other current assets	59	75
Total current assets	532	519

Property, plant and equipment, net	6,457	6,418
Finance lease right of use assets, net	449	450
Regulatory assets	845	878
Other assets	59	37

Total assets	$8,342	$8,302

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$191	$187
Accrued interest	30	38
Accrued property, income and other taxes	54	30
Current portion of long-term debt	575	500
Current portion of finance lease obligations	27	20
Regulatory liabilities	47	49
Customer deposits	85	67
Other current liabilities	43	29
Total current liabilities	1,052	920

Long-term debt	1,775	1,853
Finance lease obligations	434	443
Regulatory liabilities	1,153	1,137
Deferred income taxes	738	749
Other long-term liabilities	306	296
Total liabilities	5,458	5,398

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	580	600
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	2,884	2,904

Total liabilities and shareholder's equity	$8,342	$8,302

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Operating revenue	$527	$562	$922	$957

Operating expenses:
Cost of fuel and energy	226	239	399	409
Operations and maintenance	78	107	154	198
Depreciation and amortization	89	84	178	168
Property and other taxes	11	10	23	20
Total operating expenses	404	440	754	795

Operating income	123	122	168	162

Other income (expense):
Interest expense	(41)	(45)	(88)	(90)
Allowance for borrowed funds	—	1	1	1
Allowance for equity funds	1	—	2	1
Other, net	5	5	13	9
Total other income (expense)	(35)	(39)	(72)	(79)

Income before income tax expense	88	83	96	83
Income tax expense	19	19	21	19
Net income	$69	$64	$75	$64

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2018	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	64	—	64
Balance, June 30, 2018	1,000	$—	$2,308	$438	$(4)	$2,742

Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	64	—	64
Balance, June 30, 2018	1,000	$—	$2,308	$438	$(4)	$2,742

Balance, March 31, 2019	1,000	$—	$2,308	$531	$(4)	$2,835
Net income	—	—	—	69	—	69
Dividends declared	—	—	—	(20)	—	(20)
Balance, June 30, 2019	1,000	$—	$2,308	$580	$(4)	$2,884

Balance, December 31, 2018	1,000	$—	$2,308	$600	$(4)	$2,904
Net income	—	—	—	75	—	75
Dividends declared	—	—	—	(95)	—	(95)
Balance, June 30, 2019	1,000	$—	$2,308	$580	$(4)	$2,884

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$75	$64
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	178	168
Allowance for equity funds	(2)	(1)
Changes in regulatory assets and liabilities	3	28
Deferred income taxes and amortization of investment tax credits	(9)	(14)
Deferred energy	13	25
Amortization of deferred energy	12	7
Other, net	(6)	9
Changes in other operating assets and liabilities:
Trade receivables and other assets	(47)	(62)
Inventories	(3)	1
Accrued property, income and other taxes	21	12
Accounts payable and other liabilities	30	13
Net cash flows from operating activities	265	250

Cash flows from investing activities:
Capital expenditures	(191)	(135)
Proceeds from sale of assets	2	1
Net cash flows from investing activities	(189)	(134)

Cash flows from financing activities:
Proceeds from long-term debt	495	573
Repayments of long-term debt	(500)	(325)
Dividends paid	(95)	—
Other, net	(7)	(7)
Net cash flows from financing activities	(107)	241

Net change in cash and cash equivalents and restricted cash and cash equivalents	(31)	357
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	121	66
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$90	$423

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2019 and for the three- and six-month periods ended June 30, 2019 and 2018. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2019 and 2018. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the six-month period ended June 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$81	$111
Restricted cash and cash equivalents included in other current assets	9	10
Total cash and cash equivalents and restricted cash and cash equivalents	$90	$121

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2019	2018
Utility plant:
Generation	30 - 55 years	$3,724	$3,720
Distribution	20 - 65 years	3,472	3,411
Transmission	45 - 70 years	1,446	1,439
General and intangible plant	5 - 65 years	709	716
Utility plant		9,351	9,286
Accumulated depreciation and amortization		(3,027)	(2,966)
Utility plant, net		6,324	6,320
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,325	6,321
Construction work-in-progress		132	97
Property, plant and equipment, net		$6,457	$6,418

(4)	Leases

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

As of
June 30,
2019
Right-of-use assets:
Operating leases	$14
Finance leases	449
Total right-of-use assets	$463

Lease liabilities:
Operating leases	$18
Finance leases	462
Total lease liabilities	$480

The following table summarizes Nevada Power's lease costs (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2019	2019

Variable	$112	$220
Operating	—	1
Finance:
Amortization	3	6
Interest	10	20
Total lease costs	$125	$247

Weighted-average remaining lease term (years):
Operating leases		7.7
Finance leases		30.8

Weighted-average discount rate:
Operating leases		4.4%
Finance leases		8.6%

The following table summarizes Nevada Power's supplemental cash flow information relating to leases (in millions):

Six-Month Period
Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1)
Operating cash flows from finance leases	(20)
Financing cash flows from finance leases	(7)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$4

Nevada Power has the following remaining lease commitments as of (in millions):

	June 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$1	$34	$35	$3	$59	$62
2020	3	59	62	3	59	62
2021	3	63	66	3	61	64
2022	2	61	63	3	60	63
2023	2	50	52	2	50	52
Thereafter	10	712	722	10	709	719
Total undiscounted lease payments	21	979	1,000	$24	$998	$1,022
Less - amounts representing interest	(3)	(517)	(520)
Lease liabilities	$18	$462	$480

(1)     Amounts included for comparability and accounted for in accordance with ASC Topic 840, "Leases".

(5)	Regulatory Matters

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

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one megawatt ("MW") or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicant's share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs. In June 2019, the Nevada Legislature passed Senate Bill 547 ("SB 547") which modifies the 704B process. The modifications outlined in SB 547, among others, require a utility to establish limits in their integrated resource plan on the amount of load that can take service under Chapter 704B, customers taking service under Chapter 704B continue to pay for public program costs and requires the alternative energy providers to be licensed by the PUCN. In addition, SB 547 requires customers to file a 704B application with the PUCN in January allowing for alignment with the capacity amount established in the integrated resource plan.

In June 2018, Station Casinos LLC ("Station"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from an alternative provider and become a distribution only service customer of Nevada Power. In October 2018, the PUCN approved an order allowing Station to purchase energy from another energy supplier subject to conditions, including paying an impact fee of $15 million. In November 2018, Station filed a petition for reconsideration with the PUCN to allow Station to pay its share of the Renewable Base Tariff Energy Rate in a single lump sum, receive a credit for a portion of impact fees previously paid by past 704B applicants and receive a credit for a portion of incremental transmission revenue associated with expected sales to others. In December 2018, the PUCN issued an order granting reconsideration and reaffirming the October 2018 order. In February 2019, the PUCN issued an order allowing Station to alter their expected transition date from December 1, 2018 to October 1, 2019. In June 2019, Station withdrew their application.

In November 2018, Boyd Gaming Corporation ("Boyd"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from an alternative provider and become a distribution only service customer of Nevada Power. In June 2019, the PUCN approved an order allowing Boyd to purchase energy from another energy supplier subject to conditions, including paying an impact fee of $11 million.

(6)	Recent Financing Transactions

Long-Term Debt

In January 2019, Nevada Power issued $500 million of its 3.70% General and Refunding Mortgage Notes, Series CC, due May 2029. Nevada Power used the net proceeds to repay all of Nevada Power's $500 million 7.125% General and Refunding Mortgage Notes, Series V, maturing in March 2019.

Credit Facilities

In May 2019, Nevada Power extended, with lender consent, the expiration date for its $400 million secured credit facility to June 2022 by exercising the remaining one-year extension option.

(7)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Period		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Nondeductible expenses	—	2	—	2
Effects of ratemaking	—	(1)	—	(1)
Other	—	1	—	1
Effective income tax rate	21%	23%	21%	23%

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2019	2018
Qualified Pension Plan:
Other long-term liabilities	$26	$26

Non-Qualified Pension Plans:
Other current liabilities	1	1
Other long-term liabilities	9	9

Other Postretirement Plans:
Other long-term liabilities	1	1

(9)	Fair Value Measurements

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2019
Assets:
Money market mutual funds(1)	$71	$—	$—	$71
Investment funds	2	—	—	2
	$73	$—	$—	$73

Liabilities - commodity derivatives	$—	$—	$(11)	$(11)

As of December 31, 2018
Assets:
Commodity derivatives	$—	$—	$7	$7
Money market mutual funds(1)	104	—	—	104
Investment funds	1	—	—	1
	$105	$—	$7	$112

Liabilities - commodity derivatives	$—	$—	$(4)	$(4)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2019 and December 31, 2018, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Beginning balance	$(5)	$(8)	$3	$(3)
Changes in fair value recognized in regulatory assets	(8)	(3)	(17)	(8)
Settlements	2	2	3	2
Ending balance	$(11)	$(9)	$(11)	$(9)

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

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,350	$2,787	$2,353	$2,651

(10)	Commitments and Contingencies

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

(11)	Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Customer Revenue:
Retail:
Residential	$266	$312	$466	$505
Commercial	114	110	204	205
Industrial	112	108	182	187
Other	6	5	11	11
Total fully bundled	498	535	863	908
Distribution only service	8	8	15	15
Total retail	506	543	878	923
Wholesale, transmission and other	14	13	31	23
Total Customer Revenue	520	556	909	946
Other revenue	7	6	13	11
Total revenue	$527	$562	$922	$957

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

Results of Operations for the Second Quarter and First Six Months of 2019 and 2018

Overview

Net income for the second quarter of 2019 was $69 million, an increase of $5 million, or 8%, compared to 2018 primarily due to $29 million of lower operations and maintenance expense, mainly due to lower political activity expenses, and $4 million of lower interest expense. The increase is partially offset by $22 million of lower utility margin, mainly due to lower customer volumes from the unfavorable impacts of weather.

Net income for the first six months of 2019 was $75 million, an increase of $11 million, or 17%, compared to 2018 primarily due to $44 million of lower operations and maintenance expense, mainly due to lower political activity expenses and lower settlement costs associated with a personal injury claim in 2018, and higher other income, net primarily due to lower interest on long-term debt. The increase is partially offset by $25 million of lower utility margin, mainly due to lower customer volumes from the unfavorable impacts of weather and lower average retail rates related to the tax rate reduction rider effective April 2018.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Utility margin:
Operating revenue	$527	$562	$(35)	(6)%	$922	$957	$(35)	(4)%
Cost of fuel and energy	226	239	(13)	(5)	399	409	(10)	(2)
Utility margin	301	323	(22)	(7)	523	548	(25)	(5)
Operations and maintenance	78	107	(29)	(27)	154	198	(44)	(22)
Depreciation and amortization	89	84	5	6	178	168	10	6
Property and other taxes	11	10	1	10	23	20	3	15
Operating income	$123	$122	$1	1	$168	$162	$6	4

A comparison of Nevada Power's key operating results is as follows:

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$527	$562	$(35)	(6)%	$922	$957	$(35)	(4)%
Cost of fuel and energy	226	239	(13)	(5)	399	409	(10)	(2)
Utility margin	$301	$323	$(22)	(7)	$523	$548	$(25)	(5)

GWhs sold:
Residential	2,176	2,604	(428)	(16)%	3,784	4,086	(302)	(7)%
Commercial	1,137	1,201	(64)	(5)	2,129	2,191	(62)	(3)
Industrial	1,380	1,416	(36)	(3)	2,540	2,650	(110)	(4)
Other	47	46	1	2	94	96	(2)	(2)
Total fully bundled(1)	4,740	5,267	(527)	(10)	8,547	9,023	(476)	(5)
Distribution only service	692	671	21	3	1,220	1,163	57	5
Total retail	5,432	5,938	(506)	(9)	9,767	10,186	(419)	(4)
Wholesale	120	84	36	43	264	128	136	106
Total GWhs sold	5,552	6,022	(470)	(8)	10,031	10,314	(283)	(3)

Average number of retail customers (in thousands):
Residential	839	824	15	2%	837	821	16	2%
Commercial	109	108	1	1	109	107	2	2
Industrial	2	2	—	—	2	2	—	—
Total	950	934	16	2	948	930	18	2

Average per MWh:
Revenue - fully bundled(1)	$105.05	$101.41	$3.64	4%	$100.96	$100.53	$0.43	—%
Wholesale	$27.27	$17.75	$9.52	54%	$35.45	$31.00	$4.45	14%
Total cost of energy(2)(3)	$44.92	$41.75	$3.17	8%	$44.21	$42.89	$1.32	3%

Heating degree days	25	23	2	9%	1,108	839	269	32%
Cooling degree days	1,107	1,473	(366)	(25)%	1,119	1,492	(373)	(25)%

Sources of energy (GWhs)(3)(4):
Natural gas	3,085	3,612	(527)	(15)%	5,254	6,013	(759)	(13)%
Coal	249	239	10	4	591	488	103	21
Renewables	18	21	(3)	(14)	30	36	(6)	(17)
Total energy generated	3,352	3,872	(520)	(13)	5,875	6,537	(662)	(10)
Energy purchased	1,696	1,849	(153)	(8)	3,171	2,995	176	6
Total	5,048	5,721	(673)	(12)	9,046	9,532	(486)	(5)
*    Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

(3)
The average total cost of energy per MWh and sources of energy excludes 37 and 23 GWhs of coal and 426 and 363 GWhs of gas generated energy that is purchased at cost by related parties for the second quarter of 2019 and 2018, respectively. The average total cost of energy per MWh and sources of energy excludes 118 and 93 GWhs of coal and 923 and 1,043 GWhs of gas generated energy that is purchased at cost by related parties for the first six months of 2019 and 2018, respectively.

(4)	GWh amounts are net of energy used by the related generating facilities.

Utility margin decreased $22 million, or 7%, for the second quarter of 2019 compared to 2018 primarily due to $24 million of lower customer volumes primarily from the unfavorable impacts of weather, partially offset by $1 million of residential customer growth.

Operations and maintenance decreased $29 million, or 27%, for the second quarter of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842, "Leases" ("ASC 842") and lower political activity expenses.

Depreciation and amortization increased $5 million, or 6%, for the second quarter of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842.

Other income (expense) is favorable $4 million, or 10%, for the second quarter of 2019 compared to 2018 primarily due to lower interest expense on long-term debt and higher dividend and interest income, partially offset by the impacts of adopting ASC 842.

Utility margin decreased $25 million, or 5%, for the first six months of 2019 compared to 2018 primarily due to:

•	$18 million in lower customer volumes primarily from the unfavorable impacts of weather,

•	$11 million in lower retail rates due to the tax rate reduction rider effective April 2018, and

•	$3 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018.
The decrease in utility margin was offset by:

•	$3 million from higher transmission revenue, and

•	$3 million due to residential and commercial customer growth.

Operations and maintenance decreased $44 million, or 22%, for the first six months of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842, lower political activity expenses and settlement costs associated with a personal injury claim in 2018.

Depreciation and amortization increased $10 million, or 6%, for the first six months of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842.

Property and other taxes increased $3 million, or 15%, for the first six months of 2019 compared to 2018 due to a decrease in available abatements.

Other income (expense) is favorable $7 million, or 9%, for the first six months of 2019 compared to 2018 primarily due to lower interest expense on long-term debt, higher dividend and interest income and higher other income due to a licensing agreement with a third party, partially offset by the impacts of adopting ASC 842.

Income tax expense increased $2 million, or 11%, for the first six months of 2019 compared to 2018. The effective tax rate was 21% in 2019 and 23% in 2018 and decreased due to lower nondeductible expenses.

Liquidity and Capital Resources

As of June 30, 2019, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$81
Credit facility	400
Total net liquidity	$481
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018 were $265 million and $250 million, respectively. The change was due to increased collections of customer advances, primarily relating to temporary deposits for solar power purchase agreements under construction, lower payments for operating costs, mainly due to lower political activity expenses, lower payments for income taxes, lower interest payments for long-term debt and proceeds from a licensing agreement with a third party, partially offset by an increase in fuel costs and lower collections from customers due to the unfavorable impact of weather.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2019 and 2018 were $(189) million and $(134) million, respectively. The change was primarily due to increased capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2019 and 2018 were $(107) million and $241 million, respectively. The change was due to lower proceeds from issuance of long-term debt, higher repayments of long-term debt and dividends paid to NV Energy, Inc. of $95 million in 2019.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2018	2019	2019

Distribution	55	96	201
Transmission system investment	5	10	29
Other	75	85	203
Total	$135	$191	$433

Nevada Power's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Integrated Resource Planning

In June 2019, the Nevada Utilities filed an amendment to their 2018 Joint Integrated Resource Plan requesting approval of three power purchase agreements for 1,190 MW of solar photovoltaic generating resources with an additional 590 MW of co-located battery storage.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of Sierra Pacific Power Company ("Sierra Pacific") as of June 30, 2019, the related statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 2, 2019

SIERRA PACIFIC POWER COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$28	$71
Trade receivables, net	90	100
Inventories	60	52
Regulatory assets	21	7
Other current assets	26	33
Total current assets	225	263

Property, plant and equipment, net	2,992	2,947
Regulatory assets	309	314
Other assets	68	45

Total assets	$3,594	$3,569

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$86	$116
Accrued interest	14	13
Accrued property, income and other taxes	21	14
Regulatory liabilities	27	18
Customer deposits	21	18
Other current liabilities	29	18
Total current liabilities	198	197

Long-term debt	1,135	1,120
Regulatory liabilities	485	491
Deferred income taxes	341	331
Other long-term liabilities	181	166
Total liabilities	2,340	2,305

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	143	153
Total shareholder's equity	1,254	1,264

Total liabilities and shareholder's equity	$3,594	$3,569

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$172	$169	$354	$350
Regulated natural gas	22	19	59	60
Total operating revenue	194	188	413	410

Operating expenses:
Cost of fuel and energy	79	78	161	155
Cost of natural gas purchased for resale	10	8	29	31
Operations and maintenance	40	48	84	87
Depreciation and amortization	32	29	63	59
Property and other taxes	6	6	12	12
Total operating expenses	167	169	349	344

Operating income	27	19	64	66

Other income (expense):
Interest expense	(12)	(11)	(24)	(21)
Allowance for borrowed funds	1	1	1	1
Allowance for equity funds	1	1	2	2
Other, net	1	3	3	5
Total other income (expense)	(9)	(6)	(18)	(13)

Income before income tax expense	18	13	46	53
Income tax expense	4	6	10	12
Net income	$14	$7	$36	$41

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2018	1,000	$—	$1,111	$96	$(1)	$1,206
Net income	—	—	—	7	—	7
Other equity transactions	—	—	—	(1)	—	(1)
Balance, June 30, 2018	1,000	$—	$1,111	$102	$(1)	$1,212

Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172
Net income	—	—	—	41	—	41
Other equity transactions	—	—	—	(1)	—	(1)
Balance, June 30, 2018	1,000	$—	$1,111	$102	$(1)	$1,212

Balance, March 31, 2019	1,000	$—	$1,111	$175	$—	$1,286
Net income	—	—	—	14	—	14
Dividends declared	—	—	—	(46)	—	(46)
Balance, June 30, 2019	1,000	$—	$1,111	$143	$—	$1,254

Balance, December 31, 2018	1,000	$—	$1,111	$153	$—	$1,264
Net income	—	—	—	36	—	36
Dividends declared	—	—	—	(46)	—	(46)
Balance, June 30, 2019	1,000	$—	$1,111	$143	$—	$1,254

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$36	$41
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	63	59
Allowance for equity funds	(1)	(2)
Changes in regulatory assets and liabilities	20	19
Deferred income taxes and amortization of investment tax credits	2	2
Deferred energy	(13)	26
Amortization of deferred energy	(6)	(5)
Other, net	(1)	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	12	21
Inventories	(8)	—
Accrued property, income and other taxes	7	11
Accounts payable and other liabilities	(23)	(10)
Net cash flows from operating activities	88	162

Cash flows from investing activities:
Capital expenditures	(99)	(94)
Net cash flows from investing activities	(99)	(94)

Cash flows from financing activities:
Proceeds from long-term debt	125	—
Repayments of long-term debt	(109)	—
Dividends paid	(46)	—
Other, net	(2)	(1)
Net cash flows from financing activities	(32)	(1)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(43)	67
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	76	8
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$33	$75

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2019 and for the three- and six-month periods ended June 30, 2019 and 2018. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2019 and 2018. The results of operations for the three- and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the six-month period ended June 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2019 and December 31, 2018, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$28	$71
Restricted cash and cash equivalents included in other current assets	5	5
Total cash and cash equivalents and restricted cash and cash equivalents	$33	$76

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2019	2018
Utility plant:
Electric generation	25 - 60 years	$1,134	$1,132
Electric distribution	20 - 100 years	1,631	1,568
Electric transmission	50 - 100 years	828	812
Electric general and intangible plant	5 - 70 years	177	185
Natural gas distribution	35 - 70 years	408	403
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	318	321
Utility plant		4,510	4,435
Accumulated depreciation and amortization		(1,604)	(1,583)
Utility plant, net		2,906	2,852
Other non-regulated, net of accumulated depreciation and amortization	70 years	5	5
Plant, net		2,911	2,857
Construction work-in-progress		81	90
Property, plant and equipment, net		$2,992	$2,947

(4)	Leases

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

As of
June 30,
2019
Right-of-use assets:
Operating leases	$19
Finance leases	39
Total right-of-use assets	$58

Lease liabilities:
Operating leases	$19
Finance leases	40
Total lease liabilities	$59

The following table summarizes Sierra Pacific's lease costs (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30,	Ended June 30,
	2019	2019

Variable	$15	$30
Operating	1	1
Finance:
Amortization	—	1
Interest	—	1
Total lease costs	$16	$33

Weighted-average remaining lease term (years):
Operating leases		26.0
Finance leases		23.0

Weighted-average discount rate:
Operating leases		4.9%
Finance leases		7.0%

The following table summarizes Sierra Pacific's supplemental cash flow information relating to leases (in millions):

Six-Month Period
Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(1)
Operating cash flows from finance leases	(1)
Financing cash flows from finance leases	(1)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$2

Sierra Pacific has the following remaining lease commitments as of (in millions):

	June 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$2	$3	$5	$2	$6	$8
2020	2	5	7	2	4	6
2021	2	5	7	2	5	7
2022	1	5	6	1	4	5
2023	1	5	6	1	4	5
Thereafter	27	48	75	28	47	75
Total undiscounted lease payments	35	71	106	$36	$70	$106
Less - amounts representing interest	(16)	(31)	(47)
Lease liabilities	$19	$40	$59

(1)     Amounts included for comparability and accounted for in accordance with ASC Topic 840, "Leases".

(5)	Regulatory Matters

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

Chapter 704B Applications

Chapter 704B of the Nevada Revised Statutes allows retail electric customers with an average annual load of one megawatt ("MW") or more to file with the PUCN an application to purchase energy from alternative providers of a new electric resource and become distribution only service customers. On a case-by-case basis, the PUCN will assess the application and may deny or grant the application subject to conditions, including paying an impact fee, paying on-going charges and receiving approval for specific alternative energy providers and terms. The impact fee and on-going charges are assessed to alleviate the burden on other Nevada customers for the applicant's share of previously committed investments and long-term renewable contracts and are set at a level designed such that the remaining customers are not subjected to increased costs. In June 2019, the Nevada Legislature passed Senate Bill 547 ("SB 547") which modifies the 704B process. The modifications outlined in SB 547, among others, require a utility to establish limits in their integrated resource plan on the amount of load that can take service under Chapter 704B, customers taking service under Chapter 704B continue to pay for public program costs and requires the alternative energy providers to be licensed by the PUCN. In addition, SB 547 requires customers to file a 704B application with the PUCN in January allowing for alignment with the capacity amount established in the integrated resource plan.

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

In April 2019, Sierra Pacific entered into a re-offering of the following series of bonds: $30 million of its variable-rate tax-exempt Pollution Control Refunding Revenue Bonds, Series 2016B, due 2029; the Series 2016D bonds; the Series 2016E bonds; $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036; and $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036. The Series 2016B and Series 2016G bonds were offered at a fixed rate of 1.85%. The Series 2016D, Series 2016E and Series 2016F bonds were offered at a fixed rate of 2.05%. Sierra Pacific previously purchased the Series 2016B, Series 2016F and Series 2016G bonds on their date of issuance. Sierra Pacific holds the Series 2016C bonds and the bonds could be issued at a future date if required by future regulatory proceedings. Sierra Pacific used the net proceeds of the re-offering for general corporate purposes.

In June 2019, Sierra Pacific purchased the following series of bonds that were held by the public: $59 million of its fixed-rate tax-exempt Gas Facilities Refunding Revenue Bonds, Series 2016A, due 2031 and $20 million of its fixed-rate tax-exempt Humboldt County Pollution Control Refunding Revenue Bonds, Series 2016A, due 2029. Sierra Pacific holds these bonds and the bonds could be issued at a future date if required by future regulatory proceedings.

Credit Facilities

In May 2019, Sierra Pacific extended, with lender consent, the expiration date for its $250 million secured credit facility to June 2022 by exercising the remaining one-year extension option.

(7)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Nondeductible expenses	—	8	—	3
Effects of ratemaking	1	14	1	(1)
Other	—	3	—	—
Effective income tax rate	22%	46%	22%	23%

(8)	Employee Benefit Plans

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

Amounts payable to NV Energy are included on the Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2019	2018
Qualified Pension Plan:
Other long-term liabilities	$18	$19

Non-Qualified Pension Plans:
Other current liabilities	1	1
Other long-term liabilities	7	7

Other Postretirement Plans:
Other long-term liabilities	13	13

(9)	Fair Value Measurements

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2019
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds(1)	25	—	—	25
	$25	$—	$1	$26

Liabilities - commodity derivatives	$—	$—	$(3)	$(3)

As of December 31, 2018
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds(1)	45	—	—	45
	$45	$—	$2	$47

(1)	Amounts are included in cash and cash equivalents on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of June 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,135	$1,240	$1,120	$1,167

(10)	Commitments and Contingencies

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

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended June 30,
	2019			2018
	Electric	Gas	Total	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$58	$14	$72	$59	$13	$72
Commercial	54	5	59	58	4	62
Industrial	46	2	48	38	2	40
Other	1	—	1	1	—	1
Total fully bundled	159	21	180	156	19	175
Distribution only service	1	—	1	1	—	1
Total retail	160	21	181	157	19	176
Wholesale, transmission and other	11	—	11	10	—	10
Total Customer Revenue	171	21	192	167	19	186
Other revenue	1	1	2	2	—	2
Total revenue	$172	$22	$194	$169	$19	$188

	Six-Month Periods
	Ended June 30,
	2019			2018
	Electric	Gas	Total	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$126	$38	$164	$127	$39	$166
Commercial	108	15	123	115	15	130
Industrial	85	5	90	77	5	82
Other	3	—	3	3	—	3
Total fully bundled	322	58	380	322	59	381
Distribution only service	2	—	2	2	—	2
Total retail	324	58	382	324	59	383
Wholesale, transmission and other	28	—	28	23	—	23
Total Customer Revenue	352	58	410	347	59	406
Other revenue	2	1	3	3	1	4
Total revenue	$354	$59	$413	$350	$60	$410

(12)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$172	$169	$354	$350
Regulated natural gas	22	19	59	60
Total operating revenue	$194	$188	$413	$410

Operating income:
Regulated electric	$23	$18	$52	$55
Regulated natural gas	4	1	12	11
Total operating income	27	19	64	66
Interest expense	(12)	(11)	(24)	(21)
Allowance for borrowed funds	1	1	1	1
Allowance for equity funds	1	1	2	2
Other, net	1	3	3	5
Income before income tax expense	$18	$13	$46	$53

	As of
	June 30,	December 31,
	2019	2018
Assets:
Regulated electric	$3,237	$3,177
Regulated natural gas	316	314
Regulated common assets(1)	41	78
Total assets	$3,594	$3,569

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Second Quarter and First Six Months of 2019 and 2018

Overview

Net income for the second quarter of 2019 was $14 million, an increase of $7 million, or 100%, compared to 2018 primarily due to $8 million of lower operations and maintenance expense, mainly due to lower political activity expenses, and $2 million of higher electric utility margin, mainly due to customer growth.

Net income for the first six months of 2019 was $36 million, a decrease of $5 million, or 12%, compared to 2018 primarily due to $5 million of higher other expense, mainly due to higher pension expense, and $2 million of lower electric utility margin, mainly due to lower average retail rates related to the tax rate reduction rider effective April 2018, partially offset by higher customer growth. The decrease is partially offset by $3 million of lower operations and maintenance expense, mainly due to lower political activity expenses.

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
Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Electric utility margin:
Electric operating revenue	$172	$169	$3	2%	$354	$350	$4	1%
Cost of fuel and energy	79	78	1	1	161	155	6	4
Electric utility margin	93	91	2	2	193	195	(2)	(1)

Natural gas utility margin:
Natural gas operating revenue	22	19	3	16%	59	60	(1)	(2)%
Cost of natural gas purchased for resale	10	8	2	25	29	31	(2)	(6)
Natural gas utility margin	12	11	1	9	30	29	1	3

Utility margin	105	102	3	3%	223	224	(1)	—%

Operations and maintenance	40	48	(8)	(17)%	84	87	(3)	(3)%
Depreciation and amortization	32	29	3	10	63	59	4	7
Property and other taxes	6	6	—	—	12	12	—	—
Operating income	$27	$19	$8	42%	$64	$66	$(2)	(3)%

A comparison of Sierra Pacific's key operating results is as follows:

Electric Utility Margin

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Electric utility margin (in millions):
Electric operating revenue	$172	$169	$3	2%	$354	$350	$4	1%
Cost of fuel and energy	79	78	1	1	161	155	6	4
Electric utility margin	$93	$91	$2	2	$193	$195	$(2)	(1)

GWhs sold:
Residential	530	527	3	1%	1,185	1,140	45	4%
Commercial	678	711	(33)	(5)	1,378	1,408	(30)	(2)
Industrial	1,005	811	194	24	1,929	1,630	299	18
Other	4	4	—	—	8	8	—	—
Total fully bundled(1)	2,217	2,053	164	8	4,500	4,186	314	8
Distribution only service	405	387	18	5	796	749	47	6
Total retail	2,622	2,440	182	7	5,296	4,935	361	7
Wholesale	139	111	28	25	358	282	76	27
Total GWhs sold	2,761	2,551	210	8	5,654	5,217	437	8

Average number of retail customers (in thousands):
Residential	304	299	5	2%	303	298	5	2%
Commercial	47	47	—	—	48	47	1	2
Total	351	346	5	1	351	345	6	2

Average per MWh:
Revenue - fully bundled(1)	$71.87	$76.36	$(4.49)	(6)%	$71.68	$77.16	$(5.48)	(7)%
Revenue - wholesale	$48.51	$42.54	$5.97	14%	$50.97	$46.76	$4.21	9%
Total cost of energy(2)	$31.34	$33.99	$(2.65)	(8)%	$31.42	$33.24	$(1.82)	(5)%

Heating degree days	519	485	34	7%	2,763	2,625	138	5%
Cooling degree days	216	240	(24)	(10)%	216	240	(24)	(10)%

Sources of energy (GWhs)(2)(3):
Natural gas	1,152	1,078	74	7%	2,246	2,135	111	5%
Coal	212	197	15	8	552	197	355	180
Renewables(4)	12	12	—	—	17	18	(1)	(6)
Total energy generated	1,376	1,287	89	7	2,815	2,350	465	20
Energy purchased	1,127	999	128	13	2,306	2,305	1	—
Total	2,503	2,286	217	9	5,121	4,655	466	10
*     Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh and sources of energy excludes 19 GWhs of coal and 49 GWhs of gas generated energy that is purchased at cost by related parties for the second quarter and first six months of 2018. There were no GWhs of coal or gas generated energy excluded in the second quarter and first six months of 2019.

(3)	GWh amounts are net of energy used by the related generating facilities.

(4)	Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.

Natural Gas Utility Margin

	Second Quarter				First Six Months
	2019	2018	Change		2019	2018	Change
Natural gas utility margin (in millions):
Natural gas operating revenue	$22	$19	$3	16%	$59	$60	$(1)	(2)%
Cost of natural gas purchased for resale	10	8	2	25	29	31	(2)	(6)
Natural gas utility margin	$12	$11	$1	9	$30	$29	$1	3

Dths sold:
Residential	1,627	1,461	166	11%	6,640	5,780	860	15%
Commercial	890	788	102	13	3,387	2,900	487	17
Industrial	409	407	2	—	1,079	1,097	(18)	(2)
Total retail	2,926	2,656	270	10	11,106	9,777	1,329	14

Average number of retail customers (in thousands)	170	167	3	2%	170	166	4	2%
Average revenue per retail Dth sold	$7.52	$7.13	$0.39	5%	$5.31	$6.02	$(0.71)	(12)%
Average cost of natural gas per retail Dth sold	$3.42	$2.73	$0.69	25%	$2.61	$3.09	$(0.48)	(16)%
Heating degree days	519	485	34	7%	2,763	2,625	138	5%

Electric utility margin increased $2 million, or 2%, for the second quarter of 2019 compared to 2018 primarily due to customer growth.

Operations and maintenance decreased $8 million, or 17%, for the second quarter of 2019 compared to 2018 primarily due to lower political activity expenses and the impacts of adopting ASC 842, "Leases" ("ASC 842").

Depreciation and amortization increased $3 million, or 10%, for the second quarter of 2019 compared to 2018 primarily due to higher plant placed in service and the impacts of adopting ASC 842.

Other income (expense) is unfavorable $3 million, or 50%, for the second quarter of 2019 compared to 2018 primarily due to higher pension expense and the impacts of adopting ASC 842.

Income tax expense decreased $2 million, or 33%, for the second quarter of 2019 compared to 2018. The effective tax rate was 22% in 2019 and 46% in 2018 and decreased due to the effects of ratemaking and lower nondeductible expenses.

Electric utility margin decreased $2 million, or 1%, for the first six months of 2019 compared to 2018 primarily due to $6 million in lower retail rates due to the tax rate reduction rider effective April 2018, partially offset by $2 million in higher residential volumes primarily from the impacts of weather and $2 million of customer growth.

Operations and maintenance decreased $3 million, or 3%, for the first six months of 2019 compared to 2018 primarily due to lower political activity expenses and the impacts of adopting ASC 842, partially offset by higher generation plant costs.

Depreciation and amortization increased $4 million, or 7%, for the first six months of 2019 compared to 2018 primarily due to higher plant placed in service and the impacts of adopting ASC 842.

Other income (expense) is unfavorable $5 million, or 38%, for the first six months of 2019 compared to 2018 primarily due to higher pension expense and the impacts of adopting ASC 842.

Income tax expense decreased $2 million, or 17%, for the first six months of 2019 compared to 2018. The effective tax rate was 22% in 2019 and 23% in 2018 and decreased due to lower nondeductible expenses.

Liquidity and Capital Resources

As of June 30, 2019, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$28
Credit facility	250
Total net liquidity	$278
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2019 and 2018 were $88 million and $162 million, respectively. The change was primarily due to an increase in fuel costs, lower collections from customers due to lower deferred energy rates, higher inventory purchases, higher payments for operating costs and the refunding of a credit deposit to a customer, partially offset by lower contributions to the pension plan.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2019 and 2018 were $(99) million and $(94) million, respectively. The change was due to increased capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2019 and 2018 were $(32) million and $(1) million, respectively. The change was due to higher payments to repurchase long-term debt and dividends paid to NV Energy, Inc. of $46 million, partially offset by higher proceeds from the re-offering of previously repurchased long-term debt.

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

In April 2019, Sierra Pacific entered into a re-offering of the following series of bonds: $30 million of its variable-rate tax-exempt Pollution Control Refunding Revenue Bonds, Series 2016B, due 2029; the Series 2016D bonds; the Series 2016E bonds; $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036; and $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036. The Series 2016B and Series 2016G bonds were offered at a fixed rate of 1.85%. The Series 2016D, Series 2016E and Series 2016F bonds were offered at a fixed rate of 2.05%. Sierra Pacific previously purchased the Series 2016B, Series 2016F and Series 2016G bonds on their date of issuance. Sierra Pacific holds the Series 2016C bonds and the bonds could be issued at a future date if required by future regulatory proceedings. Sierra Pacific used the net proceeds of the re-offering for general corporate purposes.

In June 2019, Sierra Pacific purchased the following series of bonds that were held by the public: $59 million of its fixed-rate tax-exempt Gas Facilities Refunding Revenue Bonds, Series 2016A, due 2031 and $20 million of its fixed-rate tax-exempt Humboldt County Pollution Control Refunding Revenue Bonds, Series 2016A, due 2029. Sierra Pacific holds these bonds and the bonds could be issued at a future date if required by future regulatory proceedings.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2018	2019	2019

Distribution	$69	$79	$186
Transmission system investment	2	6	19
Other	23	14	54
Total	$94	$99	$259

Sierra Pacific's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of June 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2018.

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

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2018. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2018. Refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2019.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Trust Deed, dated as of May 24, 2019, among Northern Electric Finance plc, as issuer, Northern Powergrid (Northeast) Limited, as Guarantor, and HSBC Corporate Trustee Company (UK) Limited, as Trustee, relating to the £150,000,000 in aggregate principal amount of 2.75% Guaranteed Bonds due 2049.

4.2
Amendment No. 1 to the Fiscal Agency Agreement, dated as of July 17, 2018, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to an additional $200,000,000 in principal amount of the 4.30% Senior Bonds due 2049.

10.1
$3,500,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks.

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

10.2
$600,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

10.3
$600,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

10.4
$900,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.5
$400,000,000 Third Amended and Restated Credit Agreement, dated as of May 31, 2019, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.6
$250,000,000 Third Amended and Restated Credit Agreement, dated as of May 31, 2019, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 2, 2019	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 2, 2019	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 2, 2019	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 2, 2019	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 2, 2019	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)