Form 10-Q
period 2019-09-30
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; PACIFICORP /OR/; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2019-11-04
CIK 1081316, 90144, 71180, 75594, 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019
or
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
Yes  ☐  No  ☒

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of October 31, 2019, 76,549,232 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of October 31, 2019, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of October 31, 2019.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 31, 2019, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 31, 2019, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of October 31, 2019, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
BHE Pipeline Group	Consists of Northern Natural Gas Company and Kern River Gas Transmission Company
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	Consists of BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables	Consists of BHE Renewables, LLC and CalEnergy Philippines
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Topaz	Topaz Solar Farms LLC
Agua Caliente	Agua Caliente Solar, LLC

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AB 1054	California Assembly Bill 1054
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
DEAA	Deferred Energy Accounting Adjustment
Dth	Decatherm
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission
FRMMA	Fire Risk Mitigation Memorandum Account
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hour
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PUCN	Public Utilities Commission of Nevada
RAC	Renewable Adjustment Clause
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
SB 901	California Senate Bill 901
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	31
PacifiCorp and its subsidiaries	81
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	116
Nevada Power Company and its subsidiaries	141
Sierra Pacific Power Company	164

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2019, the related consolidated statements of operations, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2019

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,141	$627
Restricted cash and cash equivalents	238	227
Trade receivables, net	2,075	2,038
Inventories	862	844
Mortgage loans held for sale	1,060	468
Amounts held in trust	304	145
Other current assets	680	798
Total current assets	6,360	5,147

Property, plant and equipment, net	71,324	68,087
Goodwill	9,643	9,595
Regulatory assets	2,817	2,896
Investments and restricted cash and cash equivalents and investments	5,775	4,903
Other assets	1,994	1,561

Total assets	$97,913	$92,189

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,939	$1,809
Accrued interest	504	469
Accrued property, income and other taxes	709	599
Accrued employee expenses	406	275
Short-term debt	3,119	2,516
Current portion of long-term debt	1,976	2,081
Other current liabilities	1,350	1,021
Total current liabilities	10,003	8,770

BHE senior debt	8,230	8,577
BHE junior subordinated debentures	100	100
Subsidiary debt	27,603	25,492
Regulatory liabilities	7,249	7,346
Deferred income taxes	9,195	9,047
Other long-term liabilities	3,793	3,134
Total liabilities	66,173	62,466

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 77 shares issued and outstanding	—	—
Additional paid-in capital	6,355	6,371
Long-term income tax receivable	(457)	(457)
Retained earnings	27,789	25,624
Accumulated other comprehensive loss, net	(2,079)	(1,945)
Total BHE shareholders' equity	31,608	29,593
Noncontrolling interests	132	130
Total equity	31,740	29,723

Total liabilities and equity	$97,913	$92,189

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Energy	$4,337	$4,419	$11,729	$11,818
Real estate	1,307	1,218	3,419	3,252
Total operating revenue	5,644	5,637	15,148	15,070

Operating expenses:
Energy:
Cost of sales	1,230	1,271	3,471	3,565
Operations and maintenance	845	901	2,469	2,534
Depreciation and amortization	795	667	2,243	2,110
Property and other taxes	130	142	427	428
Real estate	1,194	1,133	3,210	3,067
Total operating expenses	4,194	4,114	11,820	11,704

Operating income	1,450	1,523	3,328	3,366

Other income (expense):
Interest expense	(475)	(453)	(1,428)	(1,380)
Capitalized interest	23	17	56	44
Allowance for equity funds	56	30	126	75
Interest and dividend income	25	27	91	85
(Losses) gains on marketable securities, net	(234)	260	(296)	(336)
Other, net	2	19	67	50
Total other income (expense)	(603)	(100)	(1,384)	(1,462)

Income before income tax benefit and equity income (loss)	847	1,423	1,944	1,904
Income tax (benefit) expense	(302)	23	(526)	(366)
Equity (loss) income	(4)	9	(12)	35
Net income	1,145	1,409	2,458	2,305
Net income attributable to noncontrolling interests	8	8	15	19
Net income attributable to BHE shareholders	$1,137	$1,401	$2,443	$2,286

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Net income	$1,145	$1,409	$2,458	$2,305

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(4), $-, $(6) and $12	(26)	(1)	(40)	50
Foreign currency translation adjustment	(172)	(2)	(66)	(236)
Unrealized gains (losses) on cash flow hedges, net of tax of $3, $(1), $(8) and $(1)	7	1	(28)	2
Total other comprehensive loss, net of tax	(191)	(2)	(134)	(184)

Comprehensive income	954	1,407	2,324	2,121
Comprehensive income attributable to noncontrolling interests	8	8	15	19
Comprehensive income attributable to BHE shareholders	$946	$1,399	$2,309	$2,102

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Common		Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, June 30, 2018	77	$—	$6,358	$(494)	$23,976	$(1,665)	$129	$28,304
Net income	—	—	—	—	1,401	—	8	1,409
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Common stock repurchases	—	—	(1)	—	(16)	—	—	(17)
Distributions	—	—	—	—	—	—	(5)	(5)
Other equity transactions	—	—	—	—	—	—	(1)	(1)
Balance, September 30, 2018	77	$—	$6,357	$(494)	$25,361	$(1,667)	$131	$29,688

Balance, December 31, 2017	77	$—	$6,368	$—	$22,206	$(398)	$132	$28,308
Adoption of ASU 2016-01	—	—	—	—	1,085	(1,085)	—	—
Net income	—	—	—	—	2,286	—	16	2,302
Other comprehensive loss	—	—	—	—	—	(184)	—	(184)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	115	(115)	—	—	—
Common stock repurchases	—	—	(6)	—	(101)	—	—	(107)
Distributions	—	—	—	—	—	—	(17)	(17)
Other equity transactions	—	—	(5)	—	—	—	—	(5)
Balance, September 30, 2018	77	$—	$6,357	$(494)	$25,361	$(1,667)	$131	$29,688

Balance, June 30, 2019	77	$—	$6,355	$(457)	$26,651	$(1,888)	$126	$30,787
Net income	—	—	—	—	1,137	—	7	1,144
Other comprehensive loss	—	—	—	—	—	(191)	—	(191)
Distributions	—	—	—	—	—	—	(6)	(6)
Other equity transactions	—	—	—	—	1	—	5	6
Balance, September 30, 2019	77	$—	$6,355	$(457)	$27,789	$(2,079)	$132	$31,740

Balance, December 31, 2018	77	$—	$6,371	$(457)	$25,624	$(1,945)	$130	$29,723
Net income	—	—	—	—	2,443	—	14	2,457
Other comprehensive loss	—	—	—	—	—	(134)	—	(134)
Common stock repurchases	—	—	(16)	—	(277)	—	—	(293)
Distributions	—	—	—	—	—	—	(16)	(16)
Other equity transactions	—	—	—	—	(1)	—	4	3
Balance, September 30, 2019	77	$—	$6,355	$(457)	$27,789	$(2,079)	$132	$31,740

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,458	$2,305
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on marketable securities, net	296	336
Depreciation and amortization	2,278	2,147
Allowance for equity funds	(126)	(75)
Equity loss (income), net of distributions	43	17
Changes in regulatory assets and liabilities	108	263
Deferred income taxes and amortization of investment tax credits	(92)	(116)
Other, net	44	40
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(594)	(192)
Derivative collateral, net	(19)	9
Pension and other postretirement benefit plans	(40)	(61)
Accrued property, income and other taxes, net	195	190
Accounts payable and other liabilities	109	168
Net cash flows from operating activities	4,660	5,031

Cash flows from investing activities:
Capital expenditures	(4,898)	(4,203)
Acquisitions, net of cash acquired	(28)	(105)
Purchases of marketable securities	(242)	(287)
Proceeds from sales of marketable securities	223	266
Equity method investments	(1,144)	(236)
Other, net	54	48
Net cash flows from investing activities	(6,035)	(4,517)

Cash flows from financing activities:
Proceeds from BHE senior debt	—	3,166
Repayments of BHE senior debt	—	(650)
Common stock repurchases	(293)	(107)
Proceeds from subsidiary debt	3,463	2,353
Repayments of subsidiary debt	(1,821)	(2,297)
Net proceeds from (repayments of) short-term debt	594	(2,694)
Purchase of redeemable noncontrolling interest	—	(131)
Other, net	(42)	(32)
Net cash flows from financing activities	1,901	(392)

Effect of exchange rate changes	(3)	(3)

Net change in cash and cash equivalents and restricted cash and cash equivalents	523	119
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	883	1,283
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,406	$1,402

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2019 and for the three- and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the nine-month period ended September 30, 2019.

(2)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2019	2018
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$78,596	$76,707
Interstate natural gas pipeline assets	3-80 years	7,637	7,524
		86,233	84,231
Accumulated depreciation and amortization		(26,719)	(25,894)
Regulated assets, net		59,514	58,337

Nonregulated assets:
Independent power plants	5-30 years	6,966	6,826
Other assets	3-30 years	1,606	1,424
		8,572	8,250
Accumulated depreciation and amortization		(2,075)	(1,610)
Nonregulated assets, net		6,497	6,640

Net operating assets		66,011	64,977
Construction work-in-progress		5,313	3,110
Property, plant and equipment, net		$71,324	$68,087

Construction work-in-progress includes $5.1 billion as of September 30, 2019 and $2.9 billion as of December 31, 2018, related to the construction of regulated assets.

(3)	Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2019	2018
Investments:
BYD Company Limited common stock	$1,124	$1,435
Rabbi trusts	395	371
Other	181	168
Total investments	1,700	1,974

Equity method investments:
BHE Renewables tax equity investments	2,695	1,661
Electric Transmission Texas, LLC	553	527
Bridger Coal Company	83	99
Other	173	153
Total equity method investments	3,504	2,440

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	571	504
Restricted cash and cash equivalents	265	256
Total restricted cash and cash equivalents and investments	836	760

Total investments and restricted cash and cash equivalents and investments	$6,040	$5,174

Reflected as:
Current assets	$265	$271
Noncurrent assets	5,775	4,903
Total investments and restricted cash and cash equivalents and investments	$6,040	$5,174

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Unrealized (losses) gains recognized on marketable securities still held at the reporting date	$(236)	$260	$(297)	$(337)
Net gains recognized on marketable securities sold during the period	2	—	1	1
(Losses) gains on marketable securities, net	$(234)	$260	$(296)	$(336)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$1,141	$627
Restricted cash and cash equivalents	238	227
Investments and restricted cash and cash equivalents and investments	27	29
Total cash and cash equivalents and restricted cash and cash equivalents	$1,406	$883

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

As of
September 30,
2019
Right-of-use assets:
Operating leases	$526
Finance leases	503
Total right-of-use assets	$1,029

Lease liabilities:
Operating leases	$574
Finance leases	517
Total lease liabilities	$1,091

The following table summarizes the Company's lease costs (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2019	2019

Variable	$156	$453
Operating	43	127
Finance:
Amortization	4	12
Interest	10	31
Short-term	2	6
Total lease costs	$215	$629

Weighted-average remaining lease term (years):
Operating leases		7.8
Finance leases		29.3

Weighted-average discount rate:
Operating leases		5.2%
Finance leases		8.6%

The following table summarizes the Company's supplemental cash flow information relating to leases (in millions):

Nine-Month Period
Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(106)
Operating cash flows from finance leases	(32)
Financing cash flows from finance leases	(14)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$49
Finance leases	12

The Company has the following remaining lease commitments as of (in millions):

	September 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$38	$16	$54	$147	$69	$216
2020	139	70	209	128	68	196
2021	118	76	194	110	73	183
2022	96	69	165	87	67	154
2023	68	58	126	61	56	117
Thereafter	241	779	1,020	159	772	931
Total undiscounted lease payments	700	1,068	1,768	$692	$1,105	$1,797
Less - amounts representing interest	(126)	(551)	(677)
Lease liabilities	$574	$517	$1,091

(1)     Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

(5)	Recent Financing Transactions

Long-Term Debt

In October 2019, MidAmerican Energy issued $600 million of its 3.15% First Mortgage Bonds due April 2050 and $250 million of its 3.65% First Mortgage Bonds due April 2029, which are part of the same series as the 3.65% First Mortgage Bonds issued in January 2019. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from December 20, 2018 to July 15, 2019, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project, MidAmerican Energy's 591-megawatt (nameplate capacity) Wind XII project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds.

In October 2019, Northern Powergrid (Yorkshire) plc issued £300 million of its 2.25% Bonds due October 2059 and intends to use the net proceeds for general corporate purposes.

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

Credit Facilities

In October 2019, Northern Powergrid amended and restated its existing £150 million multicurrency revolving credit facility expiring April 2020, extending the expiration date to October 2022 with two one-year extension options.

In August 2019, MidAmerican Energy entered into a $400 million unsecured credit facility, which expires August 2020 and has a variable rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. The facility requires that MidAmerican Energy’s ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter.

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(43)	(19)	(35)	(29)
State income tax, net of federal income tax benefit	(3)	1	(6)	(6)
Income tax effect of foreign income	(1)	—	(2)	(3)
Effects of ratemaking	(9)	(2)	(5)	(3)
Equity income	—	—	—	—
Other, net	(1)	1	—	1
Effective income tax rate	(36)%	2%	(27)%	(19)%

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

The Company's provision for income tax has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its United States federal and Iowa state income tax returns and the majority of all of its currently payable or receivable income tax is remitted to or received from Berkshire Hathaway. For the nine-month periods ended September 30, 2019 and 2018, the Company received net cash payments for federal income taxes from Berkshire Hathaway totaling $534 million and $450 million, respectively.

(7)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Pension:
Service cost	$4	$5	$12	$15
Interest cost	27	26	82	78
Expected return on plan assets	(38)	(41)	(115)	(123)
Net amortization	8	8	24	23
Net periodic benefit cost (credit)	$1	$(2)	$3	$(7)

Other postretirement:
Service cost	$1	$1	$6	$6
Interest cost	6	7	20	19
Expected return on plan assets	(10)	(9)	(30)	(31)
Net amortization	—	(3)	(3)	(9)
Net periodic benefit credit	$(3)	$(4)	$(7)	$(15)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $1 million, respectively, during 2019. As of September 30, 2019, $9 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Service cost	$3	$5	$11	$15
Interest cost	13	14	39	42
Expected return on plan assets	(24)	(25)	(74)	(78)
Settlement	21	12	21	36
Net amortization	9	9	27	38
Net periodic benefit cost	$22	$15	$24	$53

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £44 million during 2019. As of September 30, 2019, £33 million, or $42 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2019
Assets:
Commodity derivatives	$—	$36	$103	$(25)	$114
Interest rate derivatives	—	7	23	—	30
Mortgage loans held for sale	—	1,060	—	—	1,060
Money market mutual funds(2)	837	—	—	—	837
Debt securities:
United States government obligations	189	—	—	—	189
International government obligations	—	5	—	—	5
Corporate obligations	—	57	—	—	57
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	309	—	—	—	309
International companies	1,132	—	—	—	1,132
Investment funds	182	—	—	—	182
	$2,649	$1,167	$126	$(25)	$3,917
Liabilities:
Commodity derivatives	$(3)	$(142)	$(25)	$101	$(69)
Interest rate derivatives	(3)	(21)	(3)	—	(27)
	$(6)	$(163)	$(28)	$101	$(96)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018
Assets:
Commodity derivatives	$1	$91	$108	$(52)	$148
Interest rate derivatives	1	13	10	—	24
Mortgage loans held for sale	—	468	—	—	468
Money market mutual funds(2)	409	—	—	—	409
Debt securities:
United States government obligations	187	—	—	—	187
International government obligations	—	4	—	—	4
Corporate obligations	—	46	—	—	46
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	256	—	—	—	256
International companies	1,441	—	—	—	1,441
Investment funds	128	—	—	—	128
	$2,423	$625	$118	$(52)	$3,114
Liabilities:
Commodity derivatives	$(1)	$(180)	$(9)	$111	$(79)
Interest rate derivatives	—	(32)	—	—	(32)
	$(1)	$(212)	$(9)	$111	$(111)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $76 million and $59 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2019:
Beginning balance	$86	$23	$99	$10
Changes included in earnings	1	158	6	305
Changes in fair value recognized in OCI	—	—	(1)	—
Changes in fair value recognized in net regulatory assets	(17)	—	(40)	—
Purchases	—	—	4	—
Settlements	8	(161)	10	(295)
Ending balance	$78	$20	$78	$20

2018:
Beginning balance	$83	$17	$94	$9
Changes included in earnings	(1)	54	3	140
Changes in fair value recognized in OCI	1	—	1	—
Changes in fair value recognized in net regulatory assets	3	—	(11)	—
Purchases	1	—	2	—
Settlements	(3)	(61)	(5)	(139)
Ending balance	$84	$10	$84	$10
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

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$37,909	$44,979	$36,250	$38,874

(10)	Commitments and Contingencies

Fuel, Capacity and Transmission Contract Commitments

In October 2019, Nevada Power terminated a power purchase agreement, due to the supplier's failure to satisfy its performance obligations as detailed in the agreement, that had minimum annual payments of approximately $60 million in 2019 through 2023 and $1,145 million in 2024 and thereafter, as of December 31, 2018.

Construction Commitments

During the nine-month period ended September 30, 2019, PacifiCorp and MidAmerican Energy entered into firm construction commitments totaling $1.1 billion for the remainder of 2019 through 2021 related to repowering and development of certain existing and new wind facilities in Wyoming, Montana, Washington and Iowa.

Easements

During the nine-month period ended September 30, 2019, PacifiCorp and MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $593 million through 2060 for land in Wyoming, Montana and Iowa, on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the nine-month period ended September 30, 2019, PacifiCorp and MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payments totaling $618 million through 2032.

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("PG&E Bankruptcy Filing"). The Company owns 100% of Topaz Solar Farm LLC ("Topaz") and owns a 49% interest in Agua Caliente Solar, LLC ("Agua Caliente"). Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until October 2039. As of September 30, 2019, the Company's consolidated balance sheet includes $1.0 billion of property, plant and equipment, net and $0.9 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until June 2039. As of September 30, 2019, the Company's equity investment in Agua Caliente totals $70 million and the project has $0.8 billion of non-recourse project debt owed to the United States Department of Energy. The PG&E Bankruptcy Filing is an event of default under the Topaz PPA ("PPA Default"). PG&E paid in full the invoices for December deliveries and all amounts invoiced to date for post-petition energy deliveries for both Topaz and Agua Caliente in 2019. PG&E has not paid for the power delivered from January 1 through January 28, 2019. The Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company maintains that, in light of the current facts and circumstances, the PPA Default could not reasonably be expected to result in a material adverse effect under the Topaz indenture and, therefore, no default has occurred under the Topaz indenture. In July 2019, the California Governor signed California Assembly Bill 1054 ("AB 1054") into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California that, among other items, authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities, including PG&E, participate by making the required contributions, among other things. In July 2019, PG&E notified the California Public Utilities Commission of its intent to participate in the insurance fund and such participation requires, among other items, PG&E to exit bankruptcy by June 30, 2020. The Company believes it is more likely than not that no impairment exists and current debt obligations will be met, as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation, including continued receipt of future PG&E payments and the future risk of the PPAs being rejected or modified through the bankruptcy process.

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

The United States Court of Appeals for the District of Columbia Circuit issued a decision in the Hoopa Valley Tribe v. FERC litigation, in January 2019, finding that the states of California and Oregon have waived their Clean Water Act, Section 401, water quality certification authority over the Klamath hydroelectric project relicensing. This decision has the potential to limit the ability of the States to impose water quality conditions on new and relicensed projects. Environmental interests, supported by California, Oregon and other states, asked the court to rehear the case, which was denied. Subsequently, environmental groups, supported by numerous states, filed a petition for certiorari before the United States Supreme Court, which remains pending.

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

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 14 (in millions):

	For the Three-Month Period Ended September 30, 2019
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,320	$651	$998	$—	$—	$—	$—	$(1)	$2,968
Retail gas	—	61	16	—	—	—	—	—	77
Wholesale	8	56	6	—	—	—	—	(1)	69
Transmission and distribution	26	16	27	195	—	179	—	—	443
Interstate pipeline	—	—	—	—	221	—	—	(25)	196
Other	—	—	—	—	—	—	—	—	—
Total Regulated	1,354	784	1,047	195	221	179	—	(27)	3,753
Nonregulated	—	9	—	9	—	5	276	161	460
Total Customer Revenue	1,354	793	1,047	204	221	184	276	134	4,213
Other revenue	13	4	7	26	5	—	53	16	124
Total	$1,367	$797	$1,054	$230	$226	$184	$329	$150	$4,337

	For the Nine-Month Period Ended September 30, 2019
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,613	$1,561	$2,183	$—	$—	$—	$—	$(1)	$7,356
Retail gas	—	416	74	—	—	—	—	—	490
Wholesale	47	232	34	—	—	—	—	(2)	311
Transmission and distribution	76	47	75	634	—	514	—	—	1,346
Interstate pipeline	—	—	—	—	805	—	—	(86)	719
Other	—	—	1	—	—	—	—	—	1
Total Regulated	3,736	2,256	2,367	634	805	514	—	(89)	10,223
Nonregulated	—	25	—	27	—	13	599	442	1,106
Total Customer Revenue	3,736	2,281	2,367	661	805	527	599	353	11,329
Other revenue	57	18	22	75	4	—	146	78	400
Total	$3,793	$2,299	$2,389	$736	$809	$527	$745	$431	$11,729

	For the Three-Month Period Ended September 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,323	$647	$1,002	$—	$—	$—	$—	$(1)	$2,971
Retail gas	—	83	13	—	—	—	—	—	96
Wholesale(2)	(10)	82	9	—	—	—	—	(1)	80
Transmission and distribution	30	14	28	196	—	171	—	—	439
Interstate pipeline	—	—	—	—	283	—	—	(25)	258
Other	—	—	—	—	—	—	—	—	—
Total Regulated	1,343	826	1,052	196	283	171	—	(27)	3,844
Nonregulated	—	2	—	10	—	3	235	176	426
Total Customer Revenue	1,343	828	1,052	206	283	174	235	149	4,270
Other revenue(3)	26	4	7	27	(24)	—	85	24	149
Total	$1,369	$832	$1,059	$233	$259	$174	$320	$173	$4,419

	For the Nine-Month Period Ended September 30, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,534	$1,538	$2,232	$—	$—	$—	$—	$(1)	$7,303
Retail gas	—	428	72	—	—	—	—	—	500
Wholesale	21	262	26	—	—	—	—	(3)	306
Transmission and distribution	82	44	73	661	—	525	—	—	1,385
Interstate pipeline	—	—	—	—	893	—	—	(91)	802
Other	—	—	1	—	—	—	—	—	1
Total Regulated	3,637	2,272	2,404	661	893	525	—	(95)	10,297
Nonregulated	—	7	1	31	—	6	538	478	1,061
Total Customer Revenue	3,637	2,279	2,405	692	893	531	538	383	11,358
Other revenue(3)	109	18	21	65	(22)	—	182	87	460
Total	$3,746	$2,297	$2,426	$757	$871	$531	$720	$470	$11,818

(1)	The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

(2)	Includes net payments to counterparties for the financial settlement of certain non-derivative forward contracts for energy sales at PacifiCorp.

(3)	Includes net payments to counterparties for the financial settlement of certain derivative contracts at BHE Pipeline Group.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Customer Revenue:
Brokerage	$1,172	$1,122	$3,087	$2,975
Franchise	20	18	53	52
Total Customer Revenue	1,192	1,140	3,140	3,027
Other revenue	115	78	279	225
Total	$1,307	$1,218	$3,419	$3,252

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2019, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$922	$5,309	$6,231

(12)	BHE Shareholders' Equity

For the nine-month periods ended September 30, 2019 and 2018, BHE repurchased 447,712 shares of its common stock for $293 million and 177,381 shares of its common stock for $107 million, respectively.

(13)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains (Losses)	Attributable
	Retirement	Translation	Marketable	on Cash	To BHE
	Benefits	Adjustment	Securities	Flow Hedges	Shareholders, Net

Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive income (loss)	50	(236)	—	2	(184)
Balance, September 30, 2018	$(333)	$(1,365)	$—	$31	$(1,667)

Balance, December 31, 2018	$(358)	$(1,623)	$—	$36	$(1,945)
Other comprehensive loss	(40)	(66)	—	(28)	(134)
Balance, September 30, 2019	$(398)	$(1,689)	$—	$8	$(2,079)

(14)	Segment Information

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
PacifiCorp	$1,367	$1,369	$3,793	$3,746
MidAmerican Funding	797	832	2,299	2,297
NV Energy	1,054	1,059	2,389	2,426
Northern Powergrid	230	233	736	757
BHE Pipeline Group	226	259	809	871
BHE Transmission	184	174	527	531
BHE Renewables	329	320	745	720
HomeServices	1,307	1,218	3,419	3,252
BHE and Other(1)	150	173	431	470
Total operating revenue	$5,644	$5,637	$15,148	$15,070

Depreciation and amortization:
PacifiCorp	$272	$203	$686	$602
MidAmerican Funding	184	133	540	499
NV Energy	121	114	361	341
Northern Powergrid	60	62	186	189
BHE Pipeline Group	28	27	85	99
BHE Transmission	59	61	177	184
BHE Renewables	71	68	210	198
HomeServices	11	14	35	37
BHE and Other(1)	—	(1)	(2)	(2)
Total depreciation and amortization	$806	$681	$2,278	$2,147

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating income:
PacifiCorp	$333	$386	$885	$917
MidAmerican Funding	234	278	444	444
NV Energy	313	307	547	540
Northern Powergrid	98	102	337	360
BHE Pipeline Group	87	105	398	388
BHE Transmission	91	82	244	244
BHE Renewables	183	176	298	308
HomeServices	113	85	209	185
BHE and Other(1)	(2)	2	(34)	(20)
Total operating income	1,450	1,523	3,328	3,366
Interest expense	(475)	(453)	(1,428)	(1,380)
Capitalized interest	23	17	56	44
Allowance for equity funds	56	30	126	75
Interest and dividend income	25	27	91	85
(Losses) gains on marketable securities, net	(234)	260	(296)	(336)
Other, net	2	19	67	50
Total income before income tax expense and equity income	$847	$1,423	$1,944	$1,904

Interest expense:
PacifiCorp	$101	$96	$299	$288
MidAmerican Funding	74	61	223	185
NV Energy	55	52	173	169
Northern Powergrid	33	34	102	107
BHE Pipeline Group	14	11	38	31
BHE Transmission	40	42	118	127
BHE Renewables	44	49	132	150
HomeServices	6	6	20	16
BHE and Other(1)	108	102	323	307
Total interest expense	$475	$453	$1,428	$1,380

Operating revenue by country:
United States	$5,222	$5,209	$13,875	$13,757
United Kingdom	229	232	734	754
Canada	183	174	526	531
Philippines and other	10	22	13	28
Total operating revenue by country	$5,644	$5,637	$15,148	$15,070

Income before income tax benefit and equity income (loss) by country:
United States	$728	$1,290	$1,546	$1,501
United Kingdom	49	59	228	220
Canada	55	43	134	125
Philippines and other	15	31	36	58
Total income before income tax benefit and equity income (loss) by country	$847	$1,423	$1,944	$1,904

	As of
	September 30,	December 31,
	2019	2018
Assets:
PacifiCorp	$24,789	$23,478
MidAmerican Funding	21,806	20,029
NV Energy	14,477	14,119
Northern Powergrid	7,334	7,427
BHE Pipeline Group	5,775	5,511
BHE Transmission	8,692	8,424
BHE Renewables	9,650	8,666
HomeServices	3,971	2,797
BHE and Other(1)	1,419	1,738
Total assets	$97,913	$92,189

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2019 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2018	$1,129	$2,102	$2,369	$952	$73	$1,448	$95	$1,427	$9,595
Acquisitions	—	—	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	(26)	—	44	—	—	18
September 30, 2019	$1,129	$2,102	$2,369	$926	$73	$1,492	$95	$1,457	$9,643

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of the Company during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other usage factors. This discussion should be read in conjunction with the Company's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. The Company's actual results in the future could differ significantly from the historical results.

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

Results of Operations for the Third Quarter and First Nine Months of 2019 and 2018

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Net income attributable to BHE shareholders:
PacifiCorp	$278	$270	$8	3%	$626	$603	$23	4%
MidAmerican Funding	279	479	(200)	(42)	622	685	(63)	(9)
NV Energy	206	201	5	2	316	311	5	2
Northern Powergrid	37	44	(7)	(16)	181	169	12	7
BHE Pipeline Group	66	79	(13)	(16)	295	286	9	3
BHE Transmission	65	55	10	18	172	164	8	5
BHE Renewables	167	139	28	20	335	304	31	10
HomeServices	82	60	22	37	150	127	23	18
BHE and Other	(43)	74	(117)	*	(254)	(363)	109	30
Total net income attributable to BHE shareholders	$1,137	$1,401	$(264)	(19)	$2,443	$2,286	$157	7

*    Not meaningful

Net income attributable to BHE shareholders decreased $264 million for the third quarter of 2019 compared to 2018. The third quarter of 2019 included a pre-tax unrealized loss of $234 million ($170 million after-tax) compared to a pre-tax unrealized gain in the third quarter of 2018 of $252 million ($182 million after-tax), respectively, on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted net income attributable to BHE shareholders for the third quarter of 2019 was $1,307 million, an increase of $88 million, or 7%, compared to adjusted net income attributable to BHE shareholders in the third quarter of 2018 of $1,219 million.

Net income attributable to BHE shareholders increased $157 million for the first nine months of 2019 compared to 2018. The first nine months of 2019 and 2018 included a pre-tax unrealized loss of $311 million ($226 million after-tax) and $346 million ($250 million after-tax), respectively, on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted net income attributable to BHE shareholders for the first nine months of 2019 was $2,669 million, an increase of $133 million, or 5%, compared to adjusted net income attributable to BHE shareholders in the first nine months of 2018 of $2,536 million.

In 2018, the Domestic Regulated Businesses began passing the benefits of lower income tax expense related to 2017 Tax Reform to customers through various regulatory mechanisms, including lower retail rates, higher depreciation expense and reductions to rate base. The decrease in net income attributable to BHE shareholders for the third quarter of 2019 compared to 2018 was due to the following:

•
PacifiCorp's net income increased $8 million primarily due to higher allowances for equity and borrowed funds of $18 million and lower operations and maintenance expense of $14 million, largely due to a decrease in expenses from lower wildfire reserves, partially offset by lower recognized production tax credits of $8 million from expiring production tax credits and higher interest expense of $5 million. Utility margin was relatively unchanged; however, retail customer volumes decreased 1.6% primarily due to lower customer usage and the unfavorable impact of weather, partially offset by an increase in the average number of customers.

•
MidAmerican Funding's net income decreased $200 million primarily due to lower income tax benefit of $148 million primarily due to a $172 million decrease in recognized production tax credits, partially offset by the effects of ratemaking, higher depreciation and amortization expense of $51 million due to $33 million of higher Iowa revenue sharing accruals and greater assets placed in-service, and higher interest expense of $13 million, partially offset by higher electric utility margin and higher allowances for equity and borrowed funds of $12 million. The decrease in production tax credits recognized was due to a change in the method of interim period recognition of $185 million, partially offset by higher actual generation. Electric utility margin increased due to lower generation and purchased power costs and higher retail customer volumes, partially offset by lower wholesale revenue, lower average retail rates and lower recoveries through bill riders. Electric retail customer volumes increased 1.7% from higher industrial volumes of 2.9% and the favorable impact of weather, partially offset by a decrease in residential and commercial volumes from lower customer usage.

•
NV Energy's net income increased $5 million primarily due to lower operations and maintenance expense of $44 million, largely due to lower political activity expenses and lower earnings sharing accruals at Nevada Power, and lower income tax expense of $13 million largely offset by lower electric utility margin of $32 million, unfavorable other, net of $8 million, primarily due to higher non-service pension expense, higher depreciation and amortization expense of $7 million and higher interest expense of $4 million. Electric utility margin decreased primarily due to lower retail customer volumes and lower transmission and wholesale revenue, partially offset by an increase in the average number of customers. Electric retail customer volumes decreased 2.6% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

•
Northern Powergrid's net income decreased $7 million primarily due to higher overall pension expense of $10 million, largely resulting from higher pension settlement losses recognized, and the stronger United States dollar of $2 million.

•
BHE Pipeline Group's net income decreased $13 million primarily due to lower transportation revenue of $30 million, partially offset by lower property and other tax expense of $11 million due to a non-recurring state property tax refund in 2019.

•
BHE Transmission's net income increased $10 million primarily due to $12 million from favorable regulatory decisions received in August 2019 at AltaLink and higher equity earnings at Electric Transmission Texas, LLC.

•
BHE Renewables' net income increased $28 million primarily due to higher wind earnings of $18 million primarily due to higher earnings from tax equity investments, mainly due to $12 million of earnings from projects reaching commercial operation and $6 million of higher commitment fees, improved geothermal earnings of $14 million from higher generation and pricing and improved solar earnings of $5 million from higher generation, partially offset by lower hydro earnings of $8 million from lower rainfall.

•	HomeServices' net income increased $22 million primarily due to higher earnings at existing mortgage businesses of $17 million and net income from acquired businesses.

•
BHE and Other had a net loss of $43 million for the third quarter of 2019 compared to net income of $74 million for the third quarter of 2018. The difference of $117 million was primarily due to the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $352 million, partially offset by $255 million of higher federal income tax credits recognized on a consolidated basis in large part due to the change in the method of interim period recognition at MidAmerican Funding.

The increase in net income attributable to BHE shareholders for the first nine months of 2019 compared to 2018 was due to the following:

•
PacifiCorp's net income increased $23 million primarily due to higher allowances for equity and borrowed funds of $40 million, higher utility margin of $34 million and lower operations and maintenance expense of $14 million, mainly due to a decrease in expenses from lower wildfire reserves, partially offset by higher depreciation and amortization expense of $19 million from additional plant placed in-service, higher interest expense of $11 million and lower recognized production tax credits of $11 million from expiring production tax credits. Utility margin increased primarily due to higher average retail rates, lower coal-fueled generation costs, higher retail customer volumes and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale revenue, higher natural gas-fueled generation costs and higher purchased electricity costs. Retail customer volumes increased 0.3% primarily due to an increase in the average number of customers and the favorable impact of weather, partially offset by lower customer usage.

•
MidAmerican Funding's net income decreased $63 million primarily due to lower income tax benefit of $52 million primarily due to a $90 million decrease in recognized production tax credits, partially offset by the effects of ratemaking, higher depreciation and amortization expense of $41 million due to greater assets placed in-service, partially offset by $15 million of lower Iowa revenue sharing accruals, and higher interest expense of $38 million, partially offset by higher electric utility margin and higher allowances for equity and borrowed funds of $26 million. The decrease in production tax credits recognized was due to a change in the method of interim period recognition of $129 million, partially offset by higher actual generation. Electric utility margin increased due to lower generation and purchased power costs, higher recoveries through bill riders and higher retail customer volumes, partially offset by lower average retail rates and lower wholesale revenue. Electric retail customer volumes increased 0.9% as an increase in industrial volumes of 4.0% was largely offset by lower residential and commercial volumes from the unfavorable impact of weather and lower customer usage.

•
NV Energy's net income increased $5 million primarily due to lower operations and maintenance expense of $88 million, largely due to lower political activity expenses and lower earnings sharing accruals at Nevada Power, and lower income tax expense of $8 million, largely offset by lower electric utility margin of $58 million, higher depreciation and amortization expense of $20 million, unfavorable other, net of $8 million, primarily due to higher non-service pension expense, and higher interest expense of $5 million. Electric utility margin decreased due to lower retail customer volumes and lower average retail rates from a tax rate reduction rider effective April 1, 2018, partially offset by higher wholesale and transmission revenue and an increase in the average number of customers. Electric retail customer volumes decreased 1.3% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

•
Northern Powergrid's net income increased $12 million primarily due to lower overall pension expense of $25 million, largely resulting from lower pension settlement losses recognized in 2019 compared to 2018, partially offset by the stronger United States dollar of $11 million.

•
BHE Pipeline Group's net income increased $9 million primarily due to higher transportation revenue of $23 million, lower property and other tax expense of $9 million due to a non-recurring state property tax refund in 2019 and favorable margin of $9 million on system balancing activities, partially offset by higher operations and maintenance expense of $18 million, primarily from increased asset modernization and pipeline integrity projects, and higher depreciation and amortization expense, net of the impact of period two rates at Kern River.

•
BHE Transmission's net income increased $8 million primarily due to $12 million from favorable regulatory decisions received in August 2019 at AltaLink and higher equity earnings at Electric Transmission Texas, LLC, partially offset by the stronger United States dollar of $4 million and the unfavorable impact of a reduction in the Alberta provincial corporate income tax rate from the remeasurement of nonregulated deferred tax assets.

•
BHE Renewables' net income increased $31 million primarily due to higher wind earnings of $33 million and higher geothermal earnings of $23 million largely due to higher generation and pricing, partially offset by lower hydro earnings of $14 million, primarily due to lower rainfall and a declining financial asset balance, and lower solar earnings of $10 million primarily due to lower insolation and a settlement received in 2018 from Solar Star transformer related outages in 2016. Wind earnings were favorable primarily due to earnings from new projects of $28 million, improved tax equity investment earnings of $18 million and a favorable change in the valuation of a power purchase agreement of $10 million, partially offset by lower earnings on existing projects of $12 million from lower generation and $13 million of unfavorable changes in the valuation of interest rate swap derivatives. Tax equity investment earnings were favorable due to $33 million of earnings from projects reaching commercial operation and $10 million of higher commitment fees, partially offset by $23 million of lower earnings from existing projects mainly due to derates caused by turbine blade repairs.

•
HomeServices' net income increased $23 million primarily due to higher earnings at existing mortgage businesses of $27 million and net income from acquired businesses, partially offset by lower earnings at existing brokerage businesses primarily from lower closed units and margins.

•
BHE and Other's net loss improved $109 million primarily due to $176 million of higher federal income tax credits recognized on a consolidated basis in large part due to the change in the method of interim period recognition at MidAmerican Funding and the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $24 million, partially offset by $76 million of income tax benefits recognized in 2018 related to the accrued repatriation tax on undistributed foreign earnings and foreign earnings and lower margin of $21 million from unrealized mark to market losses on contracts at MidAmerican Energy Services, LLC.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Operating revenue:
PacifiCorp	$1,367	$1,369	$(2)	—%	$3,793	$3,746	$47	1%
MidAmerican Funding	797	832	(35)	(4)	2,299	2,297	2	—
NV Energy	1,054	1,059	(5)	—	2,389	2,426	(37)	(2)
Northern Powergrid	230	233	(3)	(1)	736	757	(21)	(3)
BHE Pipeline Group	226	259	(33)	(13)	809	871	(62)	(7)
BHE Transmission	184	174	10	6	527	531	(4)	(1)
BHE Renewables	329	320	9	3	745	720	25	3
HomeServices	1,307	1,218	89	7	3,419	3,252	167	5
BHE and Other	150	173	(23)	(13)	431	470	(39)	(8)
Total operating revenue	$5,644	$5,637	$7	—	$15,148	$15,070	$78	1

Operating income:
PacifiCorp	$333	$386	$(53)	(14)%	$885	$917	$(32)	(3)%
MidAmerican Funding	234	278	(44)	(16)	444	444	—	—
NV Energy	313	307	6	2	547	540	7	1
Northern Powergrid	98	102	(4)	(4)	337	360	(23)	(6)
BHE Pipeline Group	87	105	(18)	(17)	398	388	10	3
BHE Transmission	91	82	9	11	244	244	—	—
BHE Renewables	183	176	7	4	298	308	(10)	(3)
HomeServices	113	85	28	33	209	185	24	13
BHE and Other	(2)	2	(4)	*	(34)	(20)	(14)	(70)
Total operating income	$1,450	$1,523	$(73)	(5)	$3,328	$3,366	$(38)	(1)

*    Not meaningful

PacifiCorp

Operating revenue decreased $2 million for the third quarter of 2019 compared to 2018 due to lower retail revenue. Retail revenue decreased due to lower customer volumes of $19 million, largely offset by higher average retail rates of $17 million primarily due to lower net tax deferrals associated with 2017 Tax Reform and product mix. Retail customer volumes decreased 1.6% primarily due to lower customer usage and the unfavorable impact of weather, partially offset by an increase in the average number of residential and commercial customers.

Operating income decreased $53 million for the third quarter of 2019 compared to 2018 primarily due to higher depreciation and amortization expense of $69 million, primarily due to $65 million (offset in income tax expense) of accelerated depreciation for Oregon’s share of certain retired wind equipment due to repowering, partially offset by lower operations and maintenance expense of $14 million largely due to a decrease in expenses from lower wildfire reserves.

Operating revenue increased $47 million for the first nine months of 2019 compared to 2018 due to higher retail revenue of $81 million, partially offset by lower wholesale and other revenue of $34 million, primarily due to lower wholesale volumes. Retail revenue increased primarily due to higher average retail rates of $65 million due to lower net tax deferrals associated with 2017 Tax Reform and product mix and $17 million from higher customer volumes. Retail customer volumes increased 0.3% primarily due to an increase in the average number of residential and commercial customers and the favorable impact of weather, partially offset by lower customer usage.

Operating income decreased $32 million for the first nine months of 2019 compared to 2018 primarily due to higher depreciation and amortization expense of $84 million, partially offset by higher utility margin of $34 million and lower operations and maintenance expense of $14 million largely due to a decrease in expenses from lower wildfire reserves. The increase in depreciation and amortization expense reflects $65 million (offset in income tax expense) of accelerated depreciation for Oregon’s share of certain retired wind equipment due to repowering and higher plant in-service. Utility margin increased primarily due to higher average retail rates, lower coal-fueled generation costs, higher retail customer volumes and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale revenue, higher natural gas-fueled generation costs and higher purchased electricity costs.

MidAmerican Funding

Operating revenue decreased $35 million for the third quarter of 2019 compared to 2018 primarily due to lower demand-side management electric and natural gas revenue of $30 million (offset in operations and maintenance expense) and lower natural gas operating revenue, partially offset by higher other operating revenue of $7 million, primarily from nonregulated utility construction services, and higher electric operating revenue. Natural gas operating revenue decreased primarily due to a lower average per-unit cost of gas sold (offset in cost of sales) and 5.9% lower retail sales volumes from the unfavorable impact of weather. Electric operating revenue increased due to higher retail revenue, partially offset by lower wholesale and other revenue of $19 million, which decreased due to a 20.9% decrease in wholesale volumes and lower average per-unit prices of $6 million. Electric retail revenue increased from higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), primarily the energy adjustment clause, $6 million from the favorable impact of weather and $6 million from higher customer usage, primarily industrial, partially offset by $5 million from lower average rates due to sales mix. Electric retail customer volumes increased 1.7% primarily from higher industrial volumes of 2.9% and the favorable impact of weather, partially offset by a decrease in residential and commercial volumes from lower customer usage.

Operating income decreased $44 million for the third quarter of 2019 compared to 2018 primarily due to higher depreciation and amortization expense of $51 million and higher operations and maintenance expense, partially offset by higher electric utility margin. The increase in depreciation and amortization expense reflects higher Iowa revenue sharing accruals of $33 million and an increase related to new wind-powered generation and other plant additions. Operations and maintenance expense increased mainly due to increased electric generation costs and higher electric and natural gas distribution costs. Electric utility margin increased due to lower generation and purchased power costs, higher recoveries through bill riders and higher retail customer volumes, partially offset by lower wholesale revenue and lower average retail rates.

Operating revenue increased $2 million for the first nine months of 2019 compared to 2018 due to higher electric operating revenue and higher other operating revenue of $18 million, primarily from nonregulated utility construction services, partially offset by lower demand-side management electric and natural gas revenue of $46 million and lower natural gas operating revenue. Electric operating revenue increased due to higher retail revenue, partially offset by lower wholesale and other revenue of $14 million. Electric retail revenue increased from higher recoveries through bill riders, primarily the energy adjustment clause, and $44 million from higher customer usage, primarily industrial, partially offset by lower average rates of $32 million due to sales mix and $18 million from the unfavorable impact of weather. Electric retail customer volumes increased 0.9% as an increase in industrial volumes of 4.0% was largely offset by lower residential and commercial volumes from the unfavorable impact of weather and lower customer usage. Electric wholesale and other revenue decreased due to lower wholesale average per-unit prices of $15 million, partially offset by a 1.9% increase in wholesale volumes. Natural gas operating revenue decreased due to a lower average per-unit cost of gas sold, partially offset by 3.2% higher retail sales volumes from the favorable impact of weather in 2019.

Operating income was unchanged for the first nine months of 2019 compared to 2018 primarily due to higher electric utility margin, offset by higher depreciation and amortization expense of $41 million and higher operations and maintenance expense. Electric utility margin increased due to higher recoveries through bill riders, lower generation and purchased power costs and higher retail customer volumes, partially offset by lower average retail rates and lower wholesale revenue. The increase in depreciation and amortization expense reflects an increase related to new wind-powered generation and other plant additions, partially offset by lower Iowa revenue sharing accruals of $15 million. Operations and maintenance expense increased mainly due to higher electric generation costs and higher electric and natural gas distribution costs.

NV Energy

Operating revenue decreased $5 million for the third quarter of 2019 compared to 2018 primarily due to lower electric operating revenue of $9 million, partially offset by higher natural gas operating revenue of $3 million. Electric operating revenue decreased due to lower wholesale and other revenue of $5 million and lower retail revenue of $4 million. Electric retail revenue decreased primarily due to lower customer volumes of $29 million, partially offset by higher energy rates (offset in cost of fuel and energy) of $23 million and an increase in the average number of customers of $5 million. Electric retail customer volumes decreased 2.6% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

Operating income increased $6 million for the third quarter of 2019 compared to 2018 due to lower operations and maintenance expense of $44 million, primarily due to lower political activity expenses and lower earnings sharing accruals at Nevada Power, partially offset by lower electric utility margin of $32 million and higher depreciation and amortization expense of $7 million. Electric utility margin decreased due to higher energy costs of $23 million and lower operating revenue. Energy costs increased due to higher net deferred power costs of $106 million, partially offset by lower purchased power costs of $56 million and a lower average cost of fuel for generation of $27 million.

Operating revenue decreased $37 million for the first nine months of 2019 compared to 2018 primarily due to lower electric operating revenue of $38 million. Electric operating revenue decreased due to lower retail revenue of $48 million, partially offset by higher wholesale and other revenue of $10 million. Electric retail revenue decreased primarily due to lower retail customer volumes of $47 million and a decrease from the tax rate reduction rider effective April 1, 2018 of $17 million, partially offset by higher energy rates (offset in cost of fuel and energy) of $10 million and an increase in the average number of customers of $10 million. Electric retail customer volumes decreased 1.3% primarily due to the impacts of weather, net of increased distribution only service customer volumes.

Operating income increased $7 million for the first nine months of 2019 compared to 2018 due to lower operations and maintenance expense of $88 million, primarily due to lower political activity expenses and lower earnings sharing accruals at Nevada Power, partially offset by lower electric utility margin of $58 million and higher depreciation and amortization expense of $20 million. Electric utility margin decreased due to the lower operating revenue and higher energy costs of $20 million. Energy costs increased due to higher net deferred power costs of $50 million and a higher average cost of fuel for generation of $12 million, partially offset by lower purchased power costs of $42 million.

Northern Powergrid

Operating revenue decreased $3 million for the third quarter of 2019 compared to 2018 primarily due to the stronger United States dollar of $13 million and lower distributed units of $4 million, partially offset by higher distribution tariff rates of $9 million and higher smart meter revenue of $2 million from increased smart meter asset additions. Operating income decreased $4 million for the third quarter of 2019 compared to 2018 primarily due to the stronger United States dollar of $6 million, higher distribution-related operations and maintenance expense and higher depreciation expense related to additional distribution network and smart meter investments, partially offset by the higher distribution and smart meter revenues.

Operating revenue decreased $21 million for the first nine months of 2019 compared to 2018 primarily due to the stronger United States dollar of $46 million and lower distributed units of $19 million, partially offset by higher distribution tariff rates of $29 million and higher smart meter revenue of $13 million from increased smart meter asset additions. Operating income decreased $23 million for the first nine months of 2019 compared to 2018 primarily due to the stronger United States dollar of $21 million, higher distribution-related operations and maintenance expense and higher depreciation expense related to additional distribution network and smart meter investments, partially offset by the higher distribution and smart meter revenues.

BHE Pipeline Group

Operating revenue decreased $33 million for the third quarter of 2019 compared to 2018 primarily due to $30 million of lower transportation revenue largely from lower rates and volumes and $3 million from refunds related to 2017 Tax Reform. Operating income decreased $18 million for the third quarter of 2019 compared to 2018 primarily due to lower transportation revenue of $30 million, partially offset by lower property and other tax expense of $11 million due to a non-recurring state property tax refund in 2019.

Operating revenue decreased $62 million for the first nine months of 2019 compared to 2018 due to lower gas sales of $58 million at Northern Natural Gas related to system balancing activities (largely offset in cost of sales) and lower transportation revenue of $3 million. Transportation revenue decreased from the impact of period two rates of $26 million (largely offset in depreciation and amortization expense) and $9 million from refunds related to 2017 Tax Reform at Kern River, largely offset by generally higher volumes and rates. Operating income increased $10 million for the first nine months of 2019 compared to 2018 primarily due to higher transportation revenue of $23 million, lower property and other tax expense of $9 million due to a non-recurring state property tax refund in 2019 and favorable margins of $9 million on system balancing activities, partially offset by higher operations and maintenance expense of $18 million, primarily from increased asset modernization and pipeline integrity projects, and higher depreciation and amortization expense, net of the impact of period two rates at Kern River.

BHE Transmission

Operating revenue increased $10 million for the third quarter of 2019 compared to 2018 primarily due to $12 million from favorable regulatory decisions received in August 2019, partially offset by the stronger United States dollar of $2 million. Operating income increased $9 million for the third quarter of 2019 compared to 2018 primarily due to the higher operating revenue.

Operating revenue decreased $4 million for the first nine months of 2019 compared to 2018 primarily due to the stronger United States dollar of $17 million, partially offset by $12 million from favorable regulatory decisions received in August 2019. Operating income was unchanged for the first nine months of 2019 compared to 2018 as the impact from the favorable regulatory decisions received in August 2019 was largely offset by the stronger United States dollar of $8 million.

BHE Renewables

Operating revenue increased $9 million for the third quarter of 2019 compared to 2018 primarily due to higher natural gas revenues of $15 million due to higher generation and pricing and higher solar revenues of $7 million due to higher insolation and pricing, partially offset by lower hydro revenues of $12 million from lower rainfall. Operating income increased $7 million for the third quarter of 2019 compared to 2018 primarily due to the higher operating revenue and lower other operations and maintenance expense of $5 million, partially offset by higher expenses related to new wind-powered generation of $5 million.

Operating revenue increased $25 million for the first nine months of 2019 compared to 2018 primarily due to higher wind revenues of $29 million and higher natural gas revenues of $21 million due to higher generation and pricing, partially offset by lower hydro revenues of $16 million due to lower rainfall and lower solar revenues of $10 million due to lower insolation. Wind revenues increased primarily due to $28 million from new projects and a favorable change in the valuation of a power purchase agreement of $10 million, partially offset by lower generation of $9 million at existing projects. Operating income decreased $10 million for the first nine months of 2019 compared to 2018 primarily due to higher expenses related to new wind-powered generation of $26 million and higher other operations and maintenance expense of $10 million, partially offset by the higher operating revenue.

HomeServices

Operating revenue increased $89 million for the third quarter of 2019 compared to 2018 due to higher revenue at existing businesses, primarily mortgage, of $63 million and an increase from acquired businesses of $26 million. Operating income increased $28 million for the third quarter of 2019 compared to 2018 primarily due to an increase at existing mortgage businesses of $21 million and an increase from acquired businesses of $5 million.

Operating revenue increased $167 million for the first nine months of 2019 compared to 2018 due to an increase from acquired businesses of $195 million and higher mortgage revenue at existing businesses of $63 million, partially offset by lower brokerage revenue at existing businesses of $91 million primarily due to a 5% decrease in closed units. Operating income increased $24 million for the first nine months of 2019 compared to 2018 primarily due to an increase at existing mortgage businesses of $37 million and an increase from acquired businesses of $13 million, partially offset by a decrease at existing brokerage companies of $30 million primarily from lower closed units and margins.

BHE and Other

Operating revenue decreased $23 million for the third quarter of 2019 compared to 2018 and $39 million for the first nine months of 2019 compared to 2018 primarily due to lower electricity and natural gas volumes at MidAmerican Energy Services, LLC. Operating loss increased $4 million for the third quarter of 2019 compared to 2018 and $14 million for the first nine months of 2019 compared to 2018 due to lower margin of $21 million from unrealized mark to market losses on contracts at MidAmerican Energy Services, LLC for the first nine months.

Consolidated Other Income and Expense Items

Interest expense

Interest expense is summarized as follows (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change

Subsidiary debt	$366	$347	$19	5%	$1,102	$1,062	$40	4%
BHE senior debt and other	108	105	3	3	322	314	8	3
BHE junior subordinated debentures	1	1	—	—	4	4	—	—
Total interest expense	$475	$453	$22	5	$1,428	$1,380	$48	3

Interest expense increased $22 million for the third quarter of 2019 compared to 2018 and $48 million for the first nine months of 2019 compared to 2018 primarily due to debt issuances at BHE, PacifiCorp, MidAmerican Energy and BHE Pipeline Group and higher short-term borrowings, partially offset by scheduled maturities, principal payments and the impact of foreign currency exchange rate movements.

Capitalized interest

Capitalized interest increased $6 million for the third quarter of 2019 compared to 2018 and $12 million for the first nine months of 2019 compared to 2018 primarily due to higher construction work-in-progress balances at PacifiCorp and MidAmerican Energy, partially offset by a lower construction work-in-progress balance at BHE Renewables.

Allowance for equity funds

Allowance for equity funds increased $26 million for the third quarter of 2019 compared to 2018 and $51 million for the first nine months of 2019 compared to 2018 primarily due to higher construction work-in-progress balances at PacifiCorp and MidAmerican Energy.

Interest and dividend income

Interest and dividend income decreased $2 million for the third quarter of 2019 compared to 2018 and increased $6 million for the first nine months of 2019 compared to 2018 primarily due to higher cash balances at PacifiCorp and NV Energy for the first nine months, partially offset by a declining financial asset balance at the Casecnan project.

(Losses) gains on marketable securities, net

(Losses) gains on marketable securities, net was unfavorable $(494) million for the third quarter of 2019 compared to 2018 and favorable $40 million for the first nine months of 2019 compared to 2018 primarily due to the change in the unrealized position on the Company's investment in BYD Company Limited of $(486) million and $35 million, respectively.

Other, net

Other, net decreased $17 million for the third quarter of 2019 compared to 2018 primarily due to higher non-service pension expense of $13 million, largely resulting from higher pension settlement losses recognized at Northern Powergrid, and lower investment earnings, partially offset by higher commitment fees of $6 million from new tax equity investments.

Other, net increased $17 million for the first nine months of 2019 compared to 2018 primarily due to higher investment earnings, higher commitment fees of $10 million and lower non-service pension expense of $7 million, largely resulting from lower pension settlement losses recognized in 2019 compared to 2018 at Northern Powergrid, partially offset by unfavorable changes in the valuation of interest rate swap derivatives of $13 million and a $7 million settlement received in 2018 due to transformer related outages at the Solar Star projects in 2016.

Income tax (benefit) expense

Income tax benefit increased $325 million for the third quarter of 2019 compared to 2018, including $134 million related to the change in the unrealized position of the Company's investment in BYD Company Limited. The effective tax rate was (36)% for the third quarter of 2019 and 2% for the third quarter of 2018. The effective tax rate decreased primarily due to the lower income before taxes from the Company's investment in BYD Company Limited, higher production tax credits recognized of $101 million and the favorable impacts of ratemaking of $51 million.

Income tax benefit increased $160 million for the first nine months of 2019 compared to 2018 and the effective tax rate was (27)% for the first nine months of 2019 and (19)% for the first nine months of 2018. The effective tax rate decreased primarily due to higher production tax credits recognized of $146 million and the favorable impacts of ratemaking of $66 million, partially offset by $76 million of benefits recognized in 2018 related to the accrued repatriation tax on undistributed foreign earnings and foreign earnings.

Production tax credits are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. Production tax credits recognized in 2019 were $675 million, or $146 million higher than 2018, while production tax credits earned in 2019 were $504 million, or $90 million higher than 2018. The difference between production tax credits recognized and earned of $171 million as of September 30, 2019 will be reflected in earnings over the remainder of 2019.

Equity (loss) income

Equity (loss) income was unfavorable $13 million for the third quarter of 2019 compared to 2018 and $47 million for the first nine months of 2019 compared to 2018 primarily due to higher pre-tax equity losses from tax equity investments at BHE Renewables.

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

As of September 30, 2019, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$55	$331	$47	$356	$66	$67	$219	$1,141

Credit facilities(1)	3,500	1,200	1,309	650	185	661	1,945	9,450
Less:
Short-term debt	(1,514)	—	—	—	—	(315)	(1,290)	(3,119)
Tax-exempt bond support and letters of credit	—	(256)	(370)	—	—	(5)	—	(631)
Net credit facilities	1,986	944	939	650	185	341	655	5,700

Total net liquidity	$2,041	$1,275	$986	$1,006	$251	$408	$874	$6,841
Credit facilities:
Maturity dates(1)	2022	2022	2020, 2022	2022	2020	2023	2019, 2020, 2022

(1)	Refer to Note 5 of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion regarding the Company's recent financing transactions.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018 were $4.7 billion and $5.0 billion, respectively. The decrease was primarily due to changes in working capital, partially offset by an increase in income tax receipts.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2019 and 2018 were $(6.0) billion and $(4.5) billion, respectively. The change was primarily due to higher funding of tax equity investments and higher capital expenditures of $695 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2019 was $1.9 billion. Sources of cash totaled $4.1 billion and consisted of proceeds from subsidiary debt issuances totaling $3.5 billion and net proceeds from short-term debt totaling $594 million. Uses of cash totaled $2.2 billion and consisted mainly of repayments of subsidiary debt totaling $1.8 billion and common stock repurchases totaling $293 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2018	2019	2019
Capital expenditures by business:
PacifiCorp	$713	$1,449	$2,292
MidAmerican Funding	1,466	1,909	2,880
NV Energy	342	448	676
Northern Powergrid	446	372	537
BHE Pipeline Group	251	403	770
BHE Transmission	203	175	239
BHE Renewables	741	97	122
HomeServices	34	38	58
BHE and Other	7	7	8
Total	$4,203	$4,898	$7,582

Capital expenditures by type:
Wind generation	$1,696	$2,060	$2,831
Electric transmission	118	472	655
Other growth	504	514	819
Operating	1,885	1,852	3,277
Total	$4,203	$4,898	$7,582
The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $1.0 billion and $704 million for the nine-month periods ended September 30, 2019 and 2018, respectively. MidAmerican Energy anticipates costs for wind-powered generating facilities will total an additional $420 million for 2019. MidAmerican Energy has approval to construct up to 2,591 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2017 through 2020, including 1,345 MW (nominal ratings) placed in-service as of September 30, 2019. Additionally, MidAmerican Energy is constructing an additional 205 MW (nominal ratings) of wind-powered generating facilities expected to be placed in-service in 2020, with a forecast investment of $300 million, including AFUDC. This project is not under pre-approved ratemaking principles. Production tax credits from this project are expected be included in MidAmerican Energy's Iowa energy adjustment clause. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available.

◦
Repowering certain existing wind-powered generating facilities at MidAmerican Energy totaling $332 million and $233 million for the nine-month periods ended September 30, 2019 and 2018, respectively. The repowering projects entail the replacement of significant components of older turbines. MidAmerican Energy anticipates costs for these activities will total an additional $165 million for 2019. Of the 1,307 MW of current repowering projects not in-service as of September 30, 2019, 136 MW are currently expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service, 764 MW are expected to qualify for 80% of such credits and 407 MW are expected to qualify for 60% of such credits.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $245 million and $5 million for the nine-month periods ended September 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $104 million for 2019, which includes a new 240 MW wind-powered generating facility. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $442 million and $70 million for the nine-month periods ended September 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $180 million for 2019. The energy production from such repowered facilities is expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service.

◦	Construction of wind-powered generating facilities at BHE Renewables totaling $13 million and $684 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

•
Electric transmission includes PacifiCorp's costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, which is a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in service in 2020 and AltaLink's directly assigned projects from the AESO.

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

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $1,145 million for the nine-month period ended September 30, 2019. Additionally, the Company has commitments as of September 30, 2019, subject to satisfaction of certain specified conditions, to provide equity contributions of $656 million for the remainder of 2019 and $1,760 million in 2020 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2018 other than the power purchase agreement termination discussed below and the recent financing transactions and renewable tax equity investments previously discussed.

In October 2019, Nevada Power terminated a power purchase agreement, due to the supplier's failure to satisfy its performance obligations as detailed in the agreement, that had annual contractual cash obligations of approximately $60 million in 2019 through 2023 and $1,145 million in 2024 and thereafter, as of December 31, 2018.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2018, and new regulatory matters occurring in 2019.

PacifiCorp

Retirement Plan Settlement Charge

During 2018, the PacifiCorp Retirement Plan incurred a settlement charge of $22 million as a result of excess lump sum distributions over the defined threshold for the year ended December 31, 2018. In December 2018, PacifiCorp submitted filings with the UPSC, the OPUC, the WPSC and the WUTC seeking approval to defer the settlement charge. Also in December 2018, an advice letter was filed with the CPUC requesting a memo account to track the costs associated with pension and postretirement settlements and curtailments. In April 2019, WUTC approved PacifiCorp's requested deferral. In May 2019, the UPSC denied PacifiCorp's request. In June 2019 and July 2019, PacifiCorp filed testimony with the WPSC and OPUC, respectively. In October 2019, the request for a memo account was re-filed as an application with the CPUC. A hearing was held before the WPSC in October 2019 and a decision is expected before the end of 2019.

2017 Tax Reform

2017 Tax Reform enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the United States federal corporate income tax rate from 35% to 21%. In 2018, PacifiCorp agreed to refund or defer the impact of the tax law change with each of its state regulatory commissions. The status of the remaining 2017 Tax Reform proceedings is noted in the applicable state sections below.

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

In December 2018, PacifiCorp filed the 2019 RAC application requesting recovery of $37 million, or a 2.8% increase in rates, associated with repowering of approximately 900 MW of company-owned and installed wind facilities expected to be completed in 2019. In March 2019, the application was updated to request recovery of $32 million, or a 2.5% increase in rates. In August 2019, PacifiCorp filed an all-party settlement for the 2019 RAC. The settlement provides for an $11 million or 0.8% rate increase effective October 1, 2019, and a rate increase of $13 million or 1.0% effective December 1, 2019 for a total rate increase of $24 million or 1.8%. In September 2019, the commission approved the all-party settlement for the 2019 RAC. Per the terms of the settlement agreement, the October 1, 2019 rate increase of 0.7% was based upon a final cost update of $9 million that was filed in early September 2019. The December 1, 2019 rate increase is subject to final cost updates.

Additionally as part of the commission-approved settlement, parties agreed that the Oregon-allocated net book value of certain undepreciated equipment that is replaced as a result of repowering in 2019, which was approximately $157 million as of September 30, 2019, will be depreciated and offset with excess deferred income taxes resulting from 2017 Tax Reform. In September 2019, $65 million of the estimated $157 million was recognized based on repowering activities completed through September 30, 2019.

In April 2019, PacifiCorp submitted its annual TAM filing in Oregon requesting an annual decrease of $15 million, or an average rate decrease of 1.2%, based on forecasted net power costs and loads for calendar year 2020. The filing includes the customer benefits of repowering, including an increase in production tax credits. In September 2019, PacifiCorp filed an all-party settlement for the 2020 TAM. The settlement provides for a rate decrease of $20 million from the 2019 TAM, or an average rate decrease of 1.6%, effective January 1, 2020. In October 2019, the commission approved the all-party settlement.

In May 2019, PacifiCorp filed an application for deferral of incremental costs associated with implementing wildfire mitigation measures in Oregon. Operations and maintenance costs associated with the implementation measures are estimated to be $5 million in 2019.

Wyoming

In April 2018, PacifiCorp filed a partial settlement related to the impact of 2017 Tax Reform with the WPSC that provided a rate reduction of $23 million, or 3.3%, effective July 1, 2018 through June 30, 2019, with the remaining tax savings to be deferred with offsets to other costs. In June 2018, PacifiCorp filed reports with the WPSC with the calculation of the full impact of the tax law change on revenue requirement of $28 million annually, comprised of $20 million in current tax savings and $8 million for the amortization of excess deferred income tax balances. In March 2019, the WPSC issued a written order approving the continued annual rate reduction of $23 million until base rates are reset in the next general rate proceeding and a $4 million offset to PacifiCorp's 2018 ECAM rates. The order reflected the $20 million of current tax savings and was updated to reflect a projection of $7 million for amortization of excess deferred income tax balances. In April 2019, PacifiCorp filed a new application updating the amount of benefits being returned to customers. PacifiCorp continued the interim rate reduction that includes the previously approved $23 million and an additional $4 million reduction to offset the 2019 ECAM, effective June 15, 2019. A hearing will be held before the WPSC in November 2019 and a decision is expected before the end of 2019.

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

In April 2019, PacifiCorp filed its annual ECAM and RRA application with the WPSC. The filing requests approval to recover from customers $7 million, or approximately 1.0%, in deferred net power costs for the period January 1, 2018 through December 31, 2018. The rate change went into effect on an interim basis June 15, 2019. In August, a joint notice of no contest was filed with the WPSC on behalf of PacifiCorp and the Wyoming Industrial Energy Consumers, the only intervenor in the proceeding. Interim rates are expected to be approved as final before the end of 2019. PacifiCorp has proposed to offset this increase with other rate credits that went into effect on June 15, 2019.

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
California

In April 2018, PacifiCorp filed a general rate case with the CPUC for an overall rate increase of $1 million, or 0.9%, effective January 1, 2019. A CPUC decision is anticipated by April 2020.

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

In May 2019, the CPUC issued a decision approving PacifiCorp's 2019 Wildfire Mitigation Plan. In June 2019, following approval of its 2019 Wildfire Mitigation Plan, PacifiCorp filed to establish a second Wildfire Mitigation Plan Memorandum Account effective May 31, 2019, to track costs related to the implementation of its approved 2019 Plan. Cost recovery is contingent on the CPUC's review of activities tracked in the memorandum accounts.

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

In July 2019, California's governor signed AB 1054 into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California. The new law authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities participate by making the required contributions, among other things. In August, PacifiCorp notified the CPUC that it will not participate in the wildfire fund.

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

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Review

In June 2019, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $5 million but requested an annual revenue reduction of $5 million. In September 2019, Sierra Pacific filed an all-party settlement for the electric regulatory rate review. The settlement resolves all cost of capital and revenue requirement issues and provides for an annual revenue reduction of $5 million. The rate design portion of the regulatory rate review was not a part of the settlement and is expected to go to hearing in November 2019. An order is expected by the end of 2019 and, if approved, would be effective January 1, 2020.

In August 2019, as a part of the annual DEAA filing, the PUCN issued an order confirming the methodology of calculating the earnings sharing and directed Nevada Power, in its next regulatory rate review in June 2020, to address the return of the earnings sharing to customers.

2017 Tax Reform

In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing the Nevada Utilities to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, the Nevada Utilities filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, the Nevada Utilities filed a petition for judicial review. In January 2019, intervening parties filed statements of intent to participate in the petition for judicial review. The Nevada Utilities have filed opening briefs and the intervening parties have filed answering briefs. Oral arguments on the petition have been scheduled for January 2020.

Optional Pricing Program

In November 2018, the Nevada Utilities made filings with the PUCN to implement the Optional Pricing Program ("OPP"). The Nevada Utilities have designed the OPP to provide certain customers, namely those eligible to file an application pursuant to Chapter 704B of the Nevada Revised Statutes, with a market-based pricing option that is based on renewable resources. The OPP provides for an energy rate that would replace the base tariff energy rate and deferred energy accounting adjustment. The goal is to have an energy rate that yields an all-in effective rate that is competitive with market options available to such customers. In February 2019, the PUCN granted several intervenors the ability to participate in the proceeding. In June 2019, the Nevada Utilities withdrew their filings but plan to refile a modified tariff in December 2019 that incorporates the considerations raised by intervenors.

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

Since 2016, five fully bundled retail customers have transitioned to distribution only service and are acquiring energy from an energy supplier other than the Nevada Utilities. The total estimated peak demand of these customers was approximately 400 MW, as of the date their applications were filed with the PUCN, which represents approximately 5% of the annual hourly peak demand on the Nevada Utilities' electric system in 2018. The PUCN has imposed cumulative impact fees of $155 million on these customers which includes impact fee credits of $20 million established by the PUCN subsequent to the initial application approvals.

The Nevada Utilities have approximately 120 fully bundled retail customers that are eligible to file Chapter 704B applications. The PUCN has approved the applications of five additional fully bundled retail customers whose total estimated peak demand is approximately 95 MW, as of the date their applications were filed with the PUCN. The PUCN has imposed impact fees of $30 million on these customers. Subsequent to approval, three customers with a total estimated peak demand of approximately 85 MW and imposed impact fees of $27 million have withdrawn their applications leaving only two fully bundled customer applications open and approved. The PUCN has also approved the applications of four pending customers not yet receiving service. These six customers have not yet become distribution only service customers.

As of September 2019, in addition to the approved 704B applications, the Nevada Utilities have also received communications from eight additional fully bundled or pending customers, three of which provided a letter of intent to file an application with the PUCN and five of which filed an application with the PUCN to purchase energy from another energy supplier and become distribution only service customers. The five applicants have subsequently withdrawn their applications leaving no 704B applications awaiting consideration for approval. The three customers who filed letters of intent are no longer eligible to pursue 704B applications under the previous process due to the passage of SB 547.

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

In May 2019, Ofgem published its sector methodology decision for the RIIO-2 price controls that will apply to transmission and gas distribution starting in April 2021. The decision confirmed a continued intention to move to lower returns, although Ofgem increased its initial view on the cost of equity of 4.0% to 4.3%. The transmission and gas distribution price control reviews are now moving into a detailed implementation phase, with draft and final determinations due in the summer and fall of 2020. In August 2019, Ofgem published its initial consultation on the next electricity distribution price control review, which is due to set price controls from April 2023. This initial consultation will be followed by a framework decision in the fourth quarter of 2019, a methodology consultation (and decision) in 2020 and initial and final determinations in 2022.

BHE Pipeline Group

Northern Natural Gas

In July 2018, the FERC issued a final rule adopting procedures for determining whether natural gas pipelines were collecting unjust and unreasonable rates in light of the reduction in the federal corporate tax rate from 2017 Tax Reform. Pursuant to the final rule, in October 2018, Northern Natural Gas filed an informational filing on FERC Form No. 501-G and a Statement Demonstrating Why No Rate Adjustment is Necessary. In January 2019, FERC initiated a Section 5 investigation to determine whether the rates currently charged by Northern Natural Gas are just and reasonable. As required by the FERC Section 5 order, Northern Natural Gas filed a full cost and revenue study on April 1, 2019. On July 1, 2019, Northern Natural Gas filed a Section 4 rate case. Northern Natural Gas has requested increases in various rates, including transportation reservation rates ranging from approximately 35% in the Field Area to 90% in the Market Area to be implemented, subject to refund, effective January 1, 2020. On September 12, 2019, FERC consolidated the Section 5 investigation and the Section 4 rate case into one procedural process set for hearing commencing June 23, 2020.

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

AltaLink provided responses to information requests in November 2018 and additional responses in December 2018 and April 2019. In April 2019, AltaLink filed an update to its 2019-2021 GTA application primarily to reflect its 2018 actual results and the impact of the AUC's decision on AltaLink's 2014-2015 Deferral Account Reconciliation Application. The application update also included AltaLink's fire mitigation plan and a request for additional capital expenditures and operating expenses to enhance its current practices, operations and maintenance program to reduce the risk of fires. The application requests the approval of revised revenue requirements of C$879 million, C$882 million and C$885 million for 2019, 2020 and 2021 respectively, which are lower than the approved 2018 revenue requirement of C$904 million. The forecast revenue requirement is based on an 8.5% return on equity and 37% deemed equity approved by the AUC for 2019 and 2020 and assumes the same for 2021 as placeholders.

In July 2019, AltaLink filed a 2019-2021 partial negotiated settlement application with the AUC. The application consisted of negotiated reductions from the April 2019 GTA of C$23 million of operating expenses and C$58 million of transmission capital maintenance and information technology capital expenditures over three years, as well as lower forecast interest rates and lower depreciation for the steel poles asset class. These reductions resulted in a C$38 million net decrease to the three-year total revenue requirement applied for in AltaLink's 2019-2021 GTA updated in April 2019. However, this may be partially offset by AltaLink's request for an additional C$20 million of forecast transmission line clearance capital as part of an excluded matter. The 2019-2021 Negotiated Settlement Agreement excluded matters consisting of the new salvage study and salvage recovery approach, additional capital for operations and maintenance and capital programs to reduce risk of fires, and to comply with line clearance code compliance requirements, and certain retirements for towers and fixtures. AltaLink's salvage proposal is estimated to save customers C$267 million between 2019 and 2023. Excluded matters will be examined by the AUC in a hearing scheduled for November 2019. If AltaLink is successful at hearing on the excluded matters and the negotiated settlement is approved, the revised revenue requirements will be C$873 million, C$870 million and C$870 million for 2019, 2020 and 2021, respectively, which are lower than the approved 2018 revenue requirement of C$904 million.

In August 2019, AltaLink responded to information requests with respect to its 2019-2021 negotiated settlement application and the excluded matters as described above. The hearing to examine the excluded matters is now scheduled for November 2019, and a decision from the AUC is expected in the second quarter of 2020.

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

Deferral Account Reconciliation Applications

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

In December 2017, AltaLink amended its application to include the remaining capital projects completed in 2015. The amended 2014 and 2015 Deferral Account Reconciliation Application includes 110 completed projects with total gross capital additions, including AFUDC, of C$4,017 million. A hearing was held in September 2018 after the completion of an extensive information request process earlier in the year.

In December 2018 and January 2019, the AUC issued decisions approving C$3,833 million out of the C$4,017 million capital project additions, including AFUDC, included in the application. Project costs of C$155 million were deferred to a future hearing. The AUC disallowed capital additions of approximately C$29 million including applicable AFUDC, pending receipt of additional requested supporting documentation for certain specific items. In February 2019, AltaLink filed its 2014-2015 Deferral Account Reconciliation Application compliance filing to reflect the findings, conclusions and directions arising from these decisions. In its compliance filing, AltaLink requested approval of interest in the amount of C$10 million on total outstanding amount of C$110 million to be recovered through a one-time payment from the AESO, upon AUC approval. In addition, the AUC ruled that it will put in placeholder amounts for the approved costs of the assets in the 2014-2015 Deferral Account Reconciliation Application proceeding until the AUC-initiated proceeding to consider the issue of transmission asset utilization.

In March 2019, AltaLink responded to information requests from the AUC. In August 2019, the AUC issued its decision with respect to AltaLink’s 2014-2015 Deferral Account Reconciliation Application compliance filing. The AUC ruled that AltaLink has complied with all directives from the December 2018 and January 2019 decisions with the exception of C$2 million of capital costs that were transferred from a canceled project to a completed one. AltaLink was directed to remove this amount and recover the cost directly from FortisAlberta. The AUC also approved C$9 million of the C$10 million in interest requested by AltaLink in its compliance filing. In September 2019, AltaLink filed a second compliance filing reflecting the directives from the AUC's August 2019 decision. Final AUC approval is expected by the end of 2019.

In July 2019, AltaLink filed its 2016-2018 Deferral Account Reconciliation Application with the AUC after a ruling on confidentiality. The application includes 116 projects with total actual gross capital additions, including AFUDC, of C$976 million.

In October 2019, AltaLink provided responses to a large number of information requests regarding its 2016-2018 Deferral Account Reconciliation Application. The balance of the process steps and related schedule will be established following completion of the information request process. In October 2019, AltaLink filed its Edmonton Region Project as a standalone application. The capital cost of this project was included as a placeholder in its 2016-2018 Deferral Account Reconciliation Application.

Alberta Electric System Operator Tariff Decision

In September 2019, the AUC issued its decision with respect to the 2018 AESO tariff. As part of this decision, the AUC approved AltaLink’s proposal to refund contributions made by distribution facility owners relative to transmission projects built and owned by transmission facility owners. The proposal will benefit distribution customers by flowing through the lower cost of capital of the transmission facility owner rather than the higher cost of capital of the distribution facility owner. As directed by the AUC, AltaLink would pay FortisAlberta the unamortized contribution balance of approximately C$375 million and add the amount to AltaLink's rate base if the decision is upheld. The AUC directed the AESO to consult with AltaLink to provide a joint proposal to implement AltaLink's contribution proposal. In September 2019, FortisAlberta filed a review and variance application with the AUC requesting the AUC re-evaluate its findings with respect to AltaLink's customer contribution proposal relative to distribution facility owners. In October 2019, the AUC granted FortisAlberta's request to proceed to a review and variance with the record expected to be closed in November 2019.

First Nations Asset Transfer Application

In November 2018, the AUC approved, with conditions, AltaLink's application filed in April 2017 to sell and transfer approximately C$91 million of transmission assets located on reserve lands to new limited partnerships with First Nations. The transfers are part of the agreement which allowed AltaLink to route the Southwest Project on reserve land.

In December 2018, AltaLink filed an application with the Alberta Court of Appeal for permission to appeal the conditions imposed by the AUC's decision. In January 2019, AltaLink also filed an application for review and variance with the AUC. The application with the AUC was for review and variance of the conditions imposed by the AUC with respect to no cost recovery of certain incremental costs and no deferral account treatment for annual structure payments. In May 2019, the AUC issued a decision dismissing the application for review and variance on the basis that AltaLink had not met the requirements for a review of the findings in the original decision. In October 2019, the hearing for permission to appeal the AUC's decision was held. The Court of Appeal's decision will be issued in due course.

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

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("PG&E Bankruptcy Filing"). The Company owns 100% of Topaz and owns a 49% interest in Agua Caliente. Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement ("PPA") that is in effect until October 2039. As of September 30, 2019, the Company's consolidated balance sheet includes $1.0 billion of property, plant and equipment, net and $0.9 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and renewable energy credits generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until June 2039. As of September 30, 2019, the Company's equity investment in Agua Caliente totals $70 million and the project has $0.8 billion of non-recourse project debt owed to the United States Department of Energy. The PG&E Bankruptcy Filing is an event of default under the Topaz PPA ("PPA Default"). PG&E paid in full the invoices for December deliveries and all amounts invoiced to date for post-petition energy deliveries for both Topaz and Agua Caliente in 2019. PG&E has not paid for the power delivered from January 1 through January 28, 2019. The Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company maintains that, in light of the current facts and circumstances, the PPA Default could not reasonably be expected to result in a material adverse effect under the Topaz indenture and, therefore, no default has occurred under the Topaz indenture. In July 2019, the California Governor signed AB 1054 into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California that, among other items, authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities, including PG&E, participate by making the required contributions, among other things. In July 2019, PG&E notified the CPUC of its intent to participate in the insurance fund and such participation requires, among other items, PG&E to exit bankruptcy by June 30, 2020. The Company believes it is more likely than not that no impairment exists and current debt obligations will be met, as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation, including continued receipt of future PG&E payments and the future risk of the PPAs being rejected or modified through the bankruptcy process.

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

On April 10, 2019, PJM Interconnection, L.L.C. ("PJM") notified the FERC of its intent to proceed with the next capacity auction in August 2019 under the existing market rules and asked the FERC to clarify that it would not require the PJM to re-run the auction in the event the FERC alters those market rules in its decision on the MOPR complaint. On July 25, 2019, FERC issued an order denying PJM's request to clarify that any alteration of PJM's existing market rules would operate prospectively and directed PJM to not conduct the capacity auction in August 2019. It is too early to predict the final outcome of each of these proceedings or their potential impact on the continued operation of Quad Cities Station.

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

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of nitrogen oxides and sulfur dioxide, precursors of ozone and particulate matter, from up-wind states affecting the ability of states in the eastern United States to attain or maintain compliance with NAAQS. After numerous appeals, the CSAPR was promulgated to address interstate transport of sulfur dioxide and nitrogen oxides emissions in 27 eastern and Midwestern states. The first phase of the rule was implemented January 1, 2015. In November 2015, the EPA released a proposed rule that would further reduce nitrogen oxides emissions. The final "CSAPR Update Rule" was published in the Federal Register in October 2016. On December 6, 2018, the EPA finalized a rule to close out the CSAPR, having determined that the CSAPR Update Rule fully addresses Clean Air Act interstate transport obligations for the 2008 ozone NAAQS of 20 eastern states.

The various CSAPR rules have been litigated. In September 2019, the D.C. Circuit Court ruled in State of Wisconsin v. EPA, concerning the CSAPR Update Rule that, because the EPA allowed upwind states to continue their significant contributions to downwind air quality problems beyond the deadline for attainment with the 2008 ozone NAAQS, the CSAPR Update Rule provided only a partial remedy and remanded the CSAPR Update Rule back to the EPA. The court also held that the remaining framework for the CSAPR program was legally sound. The D.C. Circuit Court issued a second opinion in State of New York v. EPA on October 1, 2019, regarding challenges to the CSAPR Close-Out Rule. The court held that the CSAPR Close-Out Rule must also be vacated because it rested on an identical interpretation of the Clean Air Act as the CSAPR Update Rule. The deadline to petition for rehearing in both cases was October 28, 2019.

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

MidAmerican Energy operates natural gas-fueled generating facilities in Iowa and BHE Renewables operates natural gas-fueled generating facilities in Texas, Illinois and New York, all of which are subject to the CSAPR. However, the provisions are not anticipated to have a material impact on Berkshire Hathaway Energy or MidAmerican Energy. None of PacifiCorp's, Nevada Power's or Sierra Pacific's generating facilities are subject to the CSAPR. However, in a Notice of Data Availability published in the January 6, 2017, Federal Register, the EPA provided preliminary estimates of which upwind states may have linkages to downwind states experiencing ozone levels at or exceeding the 2015 ozone national ambient air quality standard of 70 parts per billion, and, using similar methodology to that in the CSAPR, indicated that Utah and Wyoming could have an obligation under the "good neighbor" provisions of the Clean Air Act to reduce nitrogen oxides emissions. Until the EPA takes final action consistent with these judicial orders, the Registrants cannot determine whether additional action may be required.

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

The state of Utah issued a regional haze SIP requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the sulfur dioxide portion of the Utah regional haze SIP and disapproved the nitrogen oxides and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to nitrogen oxides controls and require the installation of selective catalytic reduction ("SCR") controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions ("CAMX") air quality dispersion model. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze state implementation plan revision, which incorporates a best available retrofit technology alternative into Utah's regional haze state implementation plan. The best available retrofit technology alternative makes the shutdown of PacifiCorp's Carbon plant enforceable under the state implementation plan and removes the requirement to install selective catalytic reduction technology on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality anticipates submitting the state implementation plan revision to the EPA for approval by the end of 2019.

The state of Wyoming issued two regional haze SIPs requiring the installation of sulfur dioxide, nitrogen oxides and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the sulfur dioxide SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the nitrogen oxides and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the nitrogen oxides and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-nitrogen oxides burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-nitrogen oxides burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility ("Wyodak Facility"), requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on the Wyodak Facility in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for the Wyodak Facility, pending further action by the Tenth Circuit in the appeal. A stay remains in place and the case has not yet been set for oral argument. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit allowing Naughton Unit 3 to operate on coal through 2017 and providing for natural gas conversion of the unit in 2018; in October 2016, an application was filed with the Wyoming Department of Environmental Quality requesting a revision of the dates for the end of coal firing and the start of gas firing for Naughton Unit 3 to align with the requirements of the Wyoming SIP. The Wyoming Department of Environmental Quality approved a change to the requirements for Naughton Unit 3, extending the requirement to cease coal firing to no later than January 30, 2019, and complete the gas conversion by June 30, 2019. On March 17, 2017, Wyoming Department of Environmental Quality issued an extension to operate the unit as a coal-fueled unit through January 30, 2019. The Wyoming Department of Environmental Quality submitted a proposed revision to the Wyoming SIP, including a change to the Naughton Unit 3 compliance date, to the EPA for approval on November 28, 2017. On November 7, 2018, the EPA published its proposed approval of the Wyoming SIP relative to the Naughton 3 gas conversion. The comment period closed December 7, 2018. The EPA issued final approval of the Wyoming SIP, including the Naughton Unit 3 gas conversion on March 21, 2019. PacifiCorp removed the unit from coal-fueled service on January 30, 2019, and determined in its 2019 IRP that converting Naughton Unit 3 to a natural gas-fueled generation resource provides economic benefits to customers. PacifiCorp’s 2019 IRP Action Plan incorporates completion of the gas conversion, including all required regulatory notices and filings, by the end of 2020. On February 5, 2019, PacifiCorp submitted a reasonable progress reassessment permit application and reasonable progress determination for Jim Bridger Units 1 and 2, seeking a rescission of the December 2017 permit requiring the installation of selective catalytic reduction, to be replaced with a permit imposing plant-wide emission limits to achieve better modeled visibility, fewer overall environmental impacts and lower costs of compliance. The proposal was issued for public comment in August 2019, and the state of Wyoming held a public hearing on August 23, 2019 to consider the proposal and public input. The state of Wyoming is developing responses to public comment and is anticipated to submit the proposal to EPA by the end of 2019.

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

In April 2014, the EPA and the United States Army Corps of Engineers issued a joint proposal to address "waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the United States Supreme Court granted a petition to address jurisdictional challenges to the rule. The EPA plans to undertake a two-step process, with the first step to repeal the 2015 rule and the second step to carry out a notice-and-comment rulemaking in which a substantive re-evaluation of the definition of the "waters of the United States" will be undertaken. On July 27, 2017, the EPA and the Corps of Engineers issued a proposal to repeal the final rule and recodify the pre-existing rules pending issuance of a new rule, which was finalized on September 12, 2019. On January 22, 2018, the United States Supreme Court issued its decision related to the jurisdictional challenges to the rule, holding that federal district courts, rather than federal appeals courts, have proper jurisdiction to hear challenges to the rule and instructed the Sixth Circuit Court of Appeals to dismiss the petitions for review for lack of jurisdiction, clearing the way for imposition of the rule in certain states barring final action by the EPA to formalize the extension of the compliance deadline. On December 11, 2018, the EPA and the Corps of Engineers proposed a revised definition of "waters of the United States" that is intended to further clarify jurisdictional questions, eliminate case-by-case determinations and narrow Clean Water Act jurisdiction to align with Justice Scalia's 2006 opinion in Rapanos v. United States. The public comment period closed April 15, 2019. Until the rule is fully litigated and finalized, the Registrants cannot determine whether projects that include construction and demolition will face more complex permitting issues, higher costs or increased requirements for compensatory mitigation.

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

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. Oral argument was held by the D.C. Circuit on November 20, 2017 over certain portions of the 2015 rule that had not been settled or otherwise remanded. On August 21, 2018, the D.C. Circuit issued its opinion in Utility Solid Waste Activities Group v. EPA, finding it was arbitrary and capricious for EPA to allow unlined ash ponds to continue operating until some unknown point in the future when groundwater contamination could be detected. The D.C. Circuit vacated the closure section of the coal combustion residuals rule and remanded the issue of unlined ponds to EPA for reconsideration with specific instructions to consider harm to the environment, not just to human health. The D.C. Circuit also held EPA's decision to not regulate legacy ponds was arbitrary and capricious. While the D.C. Circuit's decision was pending, the EPA, on March 15, 2018, issued a proposal to address provisions of the final coal combustion residuals rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. The proposal included provisions that establish alternative performance standards for owners and operators of coal combustion residuals units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The EPA finalized the first phase of the coal combustion residuals rule amendments on July 30, 2018, with an effective date of August 28, 2018 (the "Phase 1, Part 1 rule"). In addition to adopting alternative performance standards and revising groundwater performance standards for certain constituents, EPA extended the deadline by which facilities must initiate closure of unlined ash ponds exceeding a groundwater protection standard and impoundments that do not meet the rule's aquifer location restrictions to October 31, 2020. Following submittal of competing motions from environmental groups and the EPA to stay or remand this deadline extension, on March 13, 2019, the D.C. Circuit granted EPA's request to remand the rule, without vacatur, leaving the October 31, 2020 deadline in place while the agency undertakes a new rulemaking establishing a new deadline for initiating closure. On August 14, 2019, the EPA released its "Phase 2" proposal, which contains targeted amendments to the coal combustion residuals rule in response to court remands and EPA settlement agreements, as well as issues raised in a rulemaking petition. The Phase 2 proposal modifies the definition of "beneficial use" by replacing a mass-based threshold with new location-based criteria for triggering the need to conduct an environmental demonstration; establishes a definition of "CCR storage pile" to address the temporary storage of coal combustion residuals on the ground, depending on whether the material is destined for disposal or beneficial use; makes certain changes to the rule's annual groundwater monitoring and corrective action reports to make it easier for the public to see and understand the data contained within the reports; modifies the requirements related to facilities' publicly available coal combustion residual rule websites to make the information more readily available; and establishes a risk-based groundwater monitoring protection standard for boron in the event the EPA decides to add boron to Appendix IV in the coal combustion residuals rule. The EPA accepted comments on the Phase 2 proposal through October 15, 2019. Additional substantive revisions to the rule are expected to be finalized by the EPA by December 2019 but have not yet been released for public comment. If adopted, certain elements of the proposal have the potential to reduce costs of compliance. Until such time as the additional rulemaking is final, the impacts on the Registrants cannot be determined.

Separately, on August 10, 2017, the EPA issued proposed permitting guidance on how states' coal combustion residuals permit programs should comply with the requirements of the final rule as authorized under the December 2016 Water Infrastructure Improvements for the Nation Act. Utilizing that guidance, the state of Oklahoma submitted an application to the EPA for approval of its state program and, on June 28, 2018, the EPA's approval of the application was published in the Federal Register. Environmental groups, including Waterkeeper Alliance and the Sierra Club, filed suit in the United States District Court for the District of Columbia on September 26, 2018, alleging that the EPA unlawfully approved Oklahoma's permit program. This suit also incorporates claims first identified in a July 26, 2018 notice of intent to sue that alleged the EPA failed to perform nondiscretionary duties related to the development and publication of minimum guidelines for public participation in the approval of state permit programs for coal combustion residuals. To date, none of the states in which the Registrants operate has submitted an application to the EPA for approval of state permitting authority. The state of Utah adopted the federal final rule in September 2016, which required two landfills to submit permit applications by March 2017. It is anticipated that the state of Utah will submit an application for approval of its coal combustion residuals permit program prior to the end of 2020. In 2019, the state of Wyoming proposed to adopt state rules which incorporate the final federal rule by reference. It is anticipated that Wyoming will finalize its state rule in late 2019 and will submit an application to the EPA to implement a state permit program in early 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2019, the related consolidated statements of operations and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 1, 2019

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$331	$77
Trade receivables, net	659	640
Other receivables, net	55	92
Inventories	421	417
Other current assets	137	133
Total current assets	1,603	1,359

Property, plant and equipment, net	20,608	19,570
Regulatory assets	1,057	1,076
Other assets	358	308

Total assets	$23,626	$22,313

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$732	$597
Accrued interest	110	114
Accrued property, income and other taxes	174	75
Accrued employee expenses	122	79
Short-term debt	—	30
Current portion of long-term debt	—	350
Regulatory liabilities	63	77
Other current liabilities	172	193
Total current liabilities	1,373	1,515

Long-term debt	7,657	6,665
Regulatory liabilities	2,951	2,978
Deferred income taxes	2,554	2,543
Other long-term liabilities	796	767
Total liabilities	15,331	14,468

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	3,826	3,377
Accumulated other comprehensive loss, net	(12)	(13)
Total shareholders' equity	8,295	7,845

Total liabilities and shareholders' equity	$23,626	$22,313

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Operating revenue	$1,367	$1,369	$3,793	$3,746

Operating expenses:
Cost of fuel and energy	464	465	1,313	1,300
Operations and maintenance	252	266	763	777
Depreciation and amortization	272	203	686	602
Property and other taxes	46	49	146	150
Total operating expenses	1,034	983	2,908	2,829

Operating income	333	386	885	917

Other income (expense):
Interest expense	(101)	(96)	(299)	(288)
Allowance for borrowed funds	11	5	26	13
Allowance for equity funds	21	9	51	24
Interest and dividend income	5	4	17	10
Other, net	6	10	22	26
Total other income (expense)	(58)	(68)	(183)	(215)

Income before income tax (benefit) expense	275	318	702	702
Income tax (benefit) expense	(3)	48	77	100
Net income	$278	$270	$625	$602

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2018	$2	$—	$4,479	$3,071	$(15)	$7,537
Net income	—	—	—	270	—	270
Common stock dividends declared	—	—	—	(50)	—	(50)
Balance, September 30, 2018	$2	$—	$4,479	$3,291	$(15)	$7,757

Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555
Net income	—	—	—	602	—	602
Common stock dividends declared	—	—	—	(400)	—	(400)
Balance, September 30, 2018	$2	$—	$4,479	$3,291	$(15)	$7,757

Balance, June 30, 2019	$2	$—	$4,479	$3,548	$(12)	$8,017
Net income	—	—	—	278	—	278
Balance, September 30, 2019	$2	$—	$4,479	$3,826	$(12)	$8,295

Balance, December 31, 2018	$2	$—	$4,479	$3,377	$(13)	$7,845
Net income	—	—	—	625	—	625
Other comprehensive income	—	—	—	(1)	1	—
Common stock dividends declared	—	—	—	(175)	—	(175)
Balance, September 30, 2019	$2	$—	$4,479	$3,826	$(12)	$8,295

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$625	$602
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	686	602
Allowance for equity funds	(51)	(24)
Changes in regulatory assets and liabilities	(31)	127
Deferred income taxes and amortization of investment tax credits	(78)	(53)
Other, net	(3)	(1)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	21	(21)
Inventories	(4)	4
Derivative collateral, net	5	4
Accrued property, income and other taxes, net	99	204
Accounts payable and other liabilities	(2)	36
Net cash flows from operating activities	1,267	1,480

Cash flows from investing activities:
Capital expenditures	(1,449)	(713)
Other, net	9	2
Net cash flows from investing activities	(1,440)	(711)

Cash flows from financing activities:
Proceeds from long-term debt	990	593
Repayments of long-term debt	(350)	(586)
Net repayments of short-term debt	(30)	(80)
Dividends paid	(175)	(400)
Other, net	(2)	(2)
Net cash flows from financing activities	433	(475)

Net change in cash and cash equivalents and restricted cash and cash equivalents	260	294
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	92	29
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$352	$323

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2019 and for the three- and nine-month periods ended September 30, 2019 and 2018. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the nine-month period ended September 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing escrow accounts for disputes, vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$331	$77
Restricted cash included in other current assets	19	13
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$352	$92

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2019	2018
Utility Plant:
Generation	14 - 67 years	$12,574	$12,606
Transmission	58 - 75 years	6,468	6,357
Distribution	20 - 70 years	7,217	7,030
Intangible plant(1)	5 - 75 years	1,002	970
Other	5 - 60 years	1,429	1,436
Utility plant in service		28,690	28,399
Accumulated depreciation and amortization		(10,069)	(10,034)
Utility plant in-service, net		18,621	18,365
Other non-regulated, net of accumulated depreciation and amortization	47 years	10	10
Plant, net		18,631	18,375
Construction work-in-progress		1,977	1,195
Property, plant and equipment, net		$20,608	$19,570

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

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

As of
September 30,
2019
Right-of-use assets:
Operating leases	$13
Finance leases	19
Total right-of-use assets	$32

Lease liabilities:
Operating leases	$13
Finance leases	19
Total lease liabilities	$32

The following table summarizes PacifiCorp's lease costs (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2019	2019

Variable	$10	$36
Operating	1	2
Finance:
Amortization	—	1
Interest	1	2
Short-term	—	1
Total lease costs	$12	$42

Weighted-average remaining lease term (years):
Operating leases		13.6
Finance leases		9.3

Weighted-average discount rate:
Operating leases		3.7%
Finance leases		10.6%

Cash payments associated with operating and finance lease liabilities approximated lease cost for the three- and nine-month periods ended September 30, 2019 and 2018, respectively.

PacifiCorp has the following remaining lease commitments as of (in millions):

	September 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$1	$1	$2	$3	$4	$7
2020	3	3	6	3	4	7
2021	2	7	9	3	7	10
2022	2	3	5	2	3	5
2023	2	2	4	2	2	4
Thereafter	7	16	23	7	16	23
Total undiscounted lease payments	17	32	49	$20	$36	$56
Less - amounts representing interest	(4)	(13)	(17)
Lease liabilities	$13	$19	$32

(1)     Amounts included for comparability and accounted for in accordance with ASC 840, "Leases".

(5)	Recent Financing Transactions

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	3	4	3	4
Federal income tax credits	(3)	(5)	(4)	(5)
Effects of ratemaking	(3)	(4)	(2)	(4)
Amortization of excess deferred income taxes	(18)	—	(7)	—
Other	(1)	(1)	—	(2)
Effective income tax rate	(1)%	15%	11%	14%

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

Amortization of excess deferred income taxes relates primarily to the amortization of $49 million of Oregon's allocated excess deferred income taxes pursuant to the Oregon Renewable Adjustment Clause settlement, whereby a portion of Oregon's allocated excess deferred income taxes was used to accelerate depreciation on Oregon's share of replaced equipment associated with certain repowered wind facilities.

(7)	Employee Benefit Plans

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Pension:
Service cost	$—	$—	$—	$—
Interest cost	11	11	33	32
Expected return on plan assets	(17)	(18)	(50)	(54)
Net amortization	3	3	9	10
Net periodic benefit credit	$(3)	$(4)	(8)	(12)

Other postretirement:
Service cost	$—	$—	$1	$1
Interest cost	3	3	9	9
Expected return on plan assets	(6)	(5)	(16)	(16)
Net amortization	1	(1)	1	(4)
Net periodic benefit credit	$(2)	$(3)	(5)	(10)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2019. As of September 30, 2019, $3 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of September 30, 2019
Not designated as hedging contracts(1):
Commodity assets	$7	$1	$4	$1	$13
Commodity liabilities	(2)	—	(34)	(59)	(95)
Total	5	1	(30)	(58)	(82)

Total derivatives	5	1	(30)	(58)	(82)
Cash collateral receivable	—	—	20	34	54
Total derivatives - net basis	$5	$1	$(10)	$(24)	$(28)

As of December 31, 2018
Not designated as hedging contracts(1):
Commodity assets	$36	$4	$10	$1	$51
Commodity liabilities	(9)	(1)	(67)	(71)	(148)
Total	27	3	(57)	(70)	(97)

Total derivatives	27	3	(57)	(70)	(97)
Cash collateral (payable) receivable	(2)	—	16	45	59
Total derivatives - net basis	$25	$3	$(41)	$(25)	$(38)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of September 30, 2019 and December 31, 2018, a regulatory asset of $81 million and $96 million, respectively, was recorded related to the net derivative liability of $82 million and $97 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Beginning balance	$101	$116	$96	$101
Changes in fair value	16	14	(12)	48
Net losses reclassified to operating revenue	(11)	(36)	(27)	(30)
Net (losses) gains reclassified to cost of fuel and energy	(25)	8	24	(17)
Ending balance	$81	$102	$81	$102

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2019	2018

Electricity sales, net	Megawatt hours	(3)	(6)
Natural gas purchases	Decatherms	108	117

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2019, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt by Moody's Investor Service and Standard & Poor's Rating Services were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $92 million and $113 million as of September 30, 2019 and December 31, 2018, respectively, for which PacifiCorp had posted collateral of $54 million and $61 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2019 and December 31, 2018, PacifiCorp would have been required to post $31 million and $35 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2019
Assets:
Commodity derivatives	$—	$13	$—	$(7)	$6
Money market mutual funds(2)	322	—	—	—	322
Investment funds	25	—	—	—	25
	$347	$13	$—	$(7)	$353

Liabilities - Commodity derivatives	$—	$(95)	$—	$61	$(34)

As of December 31, 2018
Assets:
Commodity derivatives	$—	$51	$—	$(23)	$28
Money market mutual funds(2)	69	—	—	—	69
Investment funds	24	—	—	—	24
	$93	$51	$—	$(23)	$121

Liabilities - Commodity derivatives	$—	$(148)	$—	$82	$(66)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $54 million and $59 million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,657	$9,392	$7,015	$7,833

(10)	Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2019, PacifiCorp entered into firm construction commitments totaling $754 million for the remainder of 2019 through 2021 related to repowering and development of certain existing and new wind facilities in Wyoming, Montana and Washington.

Easements

During the nine-month period ended September 30, 2019, PacifiCorp entered into non-cancelable easements with minimum payments totaling $252 million through 2060 for land in Wyoming and Montana, on which some of its new wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the nine-month period ended September 30, 2019, PacifiCorp entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payments totaling $241 million through 2032.

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

The United States Court of Appeals for the District of Columbia Circuit issued a decision in the Hoopa Valley Tribe v. FERC litigation, in January 2019, finding that the states of California and Oregon have waived their Clean Water Act, Section 401, water quality certification authority over the Klamath hydroelectric project relicensing. This decision has the potential to limit the ability of the States to impose water quality conditions on new and relicensed projects. Environmental interests, supported by California, Oregon and other states, asked the court to rehear the case, which was denied. Subsequently, environmental groups, supported by numerous states, filed a petition for certiorari before the United States Supreme Court, which remains pending.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(11)	Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Customer Revenue:
Retail:
Residential	$478	$478	$1,316	$1,284
Commercial	419	418	1,152	1,129
Industrial	306	305	887	862
Other retail	100	106	203	204
Total retail	1,303	1,307	3,558	3,479
Wholesale (1)	8	(10)	47	21
Transmission	26	30	76	82
Other Customer Revenue	17	16	55	55
Total Customer Revenue	1,354	1,343	3,736	3,637
Other revenue	13	26	57	109
Total operating revenue	$1,367	$1,369	$3,793	$3,746

(1)	Includes net payments to counterparties for the financial settlement of certain non-derivative forward contracts for energy sales.

(12)	Related Party

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month periods ended September 30, 2019 and 2018, PacifiCorp made net cash payments for federal and state income tax to BHE totaling $128 million and $21 million, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of PacifiCorp during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other usage factors. This discussion should be read in conjunction with PacifiCorp's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10‑Q. PacifiCorp's actual results in the future could differ significantly from the historical results.

Results of Operations for the Third Quarter and First Nine Months of 2019 and 2018

Overview

Net income for the third quarter of 2019 was $278 million, an increase of $8 million, or 3%, compared to 2018. Net income increased primarily due to higher allowances for equity and borrowed funds of $18 million and lower operations and maintenance expense of $14 million, largely due to a decrease in expenses from lower wildfire reserves, partially offset by lower recognized production tax credits of $8 million from expiring production tax credits and higher interest expense of $5 million. Utility margin was relatively unchanged; however, retail customer volumes decreased 1.6% primarily due to lower usage and the unfavorable impact of weather, partially offset by an increase in the average number of customers. Energy generated decreased 10% for the third quarter of 2019 compared to 2018 primarily due to lower coal, natural gas and wind-powered generation, offset by higher hydroelectric generation. Wholesale electricity sales volumes decreased 47% and purchased electricity volumes increased 23%.

Net income for the first nine months of 2019 was $625 million, an increase of $23 million, or 4%, compared to 2018. Net income increased primarily due to higher allowances for equity and borrowed funds of $40 million, higher utility margin of $34 million and lower operations and maintenance expenses of $14 million, mainly due to a decrease in expenses from lower wildfire reserves, partially offset by higher depreciation and amortization expense of $19 million, excluding $65 million of depreciation expense (offset in income tax expense) for Oregon's share of certain retired wind equipment due to repowering, higher interest expense of $11 million, and lower recognized production tax credits of $11 million from expiring production tax credits. Utility margin increased primarily due to higher average retail rates, lower coal-fueled generation costs, higher retail customer volumes and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale revenue, higher natural gas-fueled generation costs and higher purchased electricity costs. Retail customer volumes increased 0.3% primarily due to an increase in the average number of customers and the favorable impact of weather, partially offset by lower usage. Energy generated decreased 3% for the first nine months of 2019 compared to 2018 primarily due to lower coal, wind-powered, and hydroelectric generation, offset by higher natural gas generation. Wholesale electricity sales volumes decreased 37% and purchased electricity volumes decreased 8%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Utility margin:
Operating revenue	$1,367	$1,369	$(2)	—%	$3,793	3,746	$47	1%
Cost of fuel and energy	464	465	(1)	—	1,313	1,300	13	1
Utility margin	903	904	(1)	—	2,480	2,446	34	1
Operations and maintenance	252	266	(14)	(5)	763	777	(14)	(2)
Depreciation and amortization	272	203	69	34	686	602	84	14
Property and other taxes	46	49	(3)	(6)	146	150	(4)	(3)
Operating income	$333	$386	$(53)	(14)	$885	$917	$(32)	(3)

A comparison of PacifiCorp's key operating results is as follows:

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$1,367	$1,369	$(2)	—%	$3,793	$3,746	$47	1%
Cost of fuel and energy	464	465	(1)	—	1,313	1,300	13	1
Utility margin	$903	$904	$(1)	—	$2,480	$2,446	$34	1

Sales (GWh):
Residential	4,298	4,347	(49)	(1)%	12,213	11,996	217	2%
Commercial	4,877	4,941	(64)	(1)	13,622	13,530	92	1
Industrial, irrigation and other	5,686	5,823	(137)	(2)	15,693	15,889	(196)	(1)
Total retail	14,861	15,111	(250)	(2)	41,528	41,415	113	—
Wholesale	962	1,802	(840)	(47)	3,778	5,963	(2,185)	(37)
Total sales	15,823	16,913	(1,090)	(6)	45,306	47,378	(2,072)	(4)

Average number of retail customers
(in thousands)	1,935	1,902	33	2%	1,928	1,896	32	2%

Average revenue per MWh:
Retail	$87.64	$86.29	$1.35	2%	$85.65	$83.92	$1.73	2%
Wholesale	$21.08	$9.12	$11.96	131%	$26.58	$21.62	$4.96	23%

Heating degree days	271	208	63	30%	6,739	5,655	1,084	19%
Cooling degree days	1,462	1,532	(70)	(5)%	1,773	1,980	(207)	(10)%

Sources of energy (GWh)(1):
Coal	9,391	10,510	(1,119)	(11)%	25,059	26,231	(1,172)	(4)%
Natural gas	3,619	3,841	(222)	(6)	8,995	7,770	1,225	16
Hydroelectric(2)	480	467	13	3	2,211	2,640	(429)	(16)
Wind and other(2)	353	569	(216)	(38)	1,710	2,353	(643)	(27)
Total energy generated	13,843	15,387	(1,544)	(10)	37,975	38,994	(1,019)	(3)
Energy purchased	3,071	2,506	565	23	10,357	11,279	(922)	(8)
Total	16,914	17,893	(979)	(5)	48,332	50,273	(1,941)	(4)

Average cost of energy per MWh:
Energy generated(3)	$19.17	$19.45	$(0.28)	(1)%	$19.41	$18.96	$0.45	2%
Energy purchased	$62.25	$70.75	$(8.50)	(12)%	$49.88	$44.43	$5.45	12%

(1)	GWh amounts are net of energy used by the related generating facilities.

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

Utility margin decreased $1 million for the third quarter of 2019 compared to 2018 primarily due to:

•
$19 million of lower retail revenue from lower volumes. Retail volumes decreased 1.6% primarily due to lower residential and commercial usage in Utah, lower industrial usage in the eastern service territory, lower irrigation usage in Utah, Oregon and Washington, and the unfavorable impact of weather on residential and commercial customers in Oregon, partially offset by an increase in the average number of residential and commercial customers across the service territory and higher irrigation usage in Idaho;

•	$16 million of lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms;

•	$14 million of higher purchased electricity costs, primarily due to higher volumes;

•	$7 million of lower wholesale revenue due to lower volumes; and

•	$6 million of lower wheeling revenues and higher wheeling costs.
The decreases above were partially offset by:

•	$34 million of lower coal and natural gas-fueled generation costs;

•	$17 million of higher retail revenue primarily due to lower net tax deferrals associated with the 2017 Tax Reform and higher average rates due to product mix; and

•	$11 million of higher wholesale revenue from higher average market prices.
Operations and maintenance decreased $14 million, or 5%, for the third quarter of 2019 compared to 2018 primarily due to a $10 million decrease in injuries and damages expense due to lower wildfire reserves and higher capitalized labor related to construction projects.

Depreciation and amortization increased $69 million, or 34%, for the third quarter of 2019 compared to 2018 primarily due to accelerated depreciation of $65 million (offset in income tax expense) for Oregon's share of certain retired wind equipment due to repowering and higher plant-in-service.

Property and other taxes decreased $3 million, or 6% for the third quarter of 2019 compared to 2018 due to lower property taxes, primarily in Utah.

Interest expense increased $5 million, or 5% for the third quarter of 2019 compared to 2018 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $18 million, or 129%, for the third quarter of 2019 compared to 2018 primarily due to higher qualified construction work-in-progress balances.

Income tax expense decreased $51 million, or 106%, for the third quarter of 2019 compared to 2018. The effective tax rate was (1)% for 2019 and 15% for 2018. The effective tax rate decreased primarily due to the amortization of $49 million of Oregon's allocated excess deferred income taxes pursuant to the Oregon RAC settlement, whereby a portion of Oregon's allocated excess deferred income taxes was used to accelerate depreciation for Oregon's share of certain retired wind equipment due to repowering, partially offset by the impact of the 2017 Tax Reform settlements and expiring production tax credits.

Utility margin increased $34 million, or 1%, for the first nine months of 2019 compared to 2018 primarily due to:

•	$65 million of higher retail revenue from lower net tax deferrals associated with the 2017 Tax Reform and higher average rates due to product mix;

•
$17 million of higher retail revenue from higher volumes. Retail customer volumes increased 0.3% primarily due to an increase in the average number of residential and commercial customers across the service territory, the favorable impact of weather on residential customers across the service territory except Utah, higher commercial customer usage in Oregon, higher industrial customer usage in Washington and higher irrigation customer usage in Idaho, partially offset by lower residential customer usage in Utah, Oregon and Washington, lower industrial customer usage in Idaho, Oregon and Utah, lower irrigation customer usage in Utah and Oregon, lower commercial customer usage in Utah and Washington, and unfavorable impact of weather on residential and commercial customers in Utah and irrigation customers in Idaho;

•	$28 million of lower coal-fueled generation costs due to lower average volumes and prices; and

•	$10 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms.
The increases above were partially offset by:

•	$29 million of lower wholesale revenues from lower average volumes, partially offset by higher average market prices;

•	$27 million of higher natural gas-fueled generation costs from higher volumes;

•	$16 million of higher purchased electricity costs, primarily due to higher average market prices; and

•	$14 million of lower wheeling revenues and higher wheeling costs.
Operations and maintenance decreased $14 million, or 2% for the first nine months of 2019 compared to 2018 primarily due to a $9 million decrease in injuries and damages expense due to lower wildfire reserves, lower partner operated plant costs, a $5 million decrease in materials and supplies expense, primarily due to usage, and reduced labor and benefits expense primarily due to higher capitalized labor related to construction projects, partially offset by a $9 million increase in vegetation management costs.

Depreciation and amortization increased $84 million, or 14%, for the first nine months of 2019 compared to 2018 primarily due to accelerated depreciation of $65 million (offset in income tax expense) for Oregon's share of certain retired wind equipment due to repowering, an adjustment to the Oregon accelerated depreciation reserve based on the Oregon allocation factor in 2019 and higher plant-in-service.

Property and other taxes decreased $4 million, or 3% for the first nine months of 2019 compared to 2018 due to lower property taxes, primarily in Washington.

Interest expense increased $11 million, or 4% for the first nine months of 2019 compared to 2018 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $40 million, or 108%, for the first nine months of 2019 compared to 2018 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income increased $7 million, or 70% for the first nine months of 2019 compared to 2018 primarily due to higher average cash and cash equivalents balances.

Income tax expense decreased $23 million, or 23%, for the first nine months of 2019 compared to 2018. The effective tax rate was 11% for 2019 and 14% for 2018. The effective tax rate decreased primarily due to the amortization of $49 million of Oregon's allocated excess deferred income taxes pursuant to the Oregon RAC settlement, whereby a portion of Oregon's allocated excess deferred income taxes was used to accelerate depreciation for Oregon's share of certain retired wind equipment due to repowering, partially offset by the impact of the 2017 Tax Reform settlements and expiring production tax credits.

Liquidity and Capital Resources

As of September 30, 2019, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$331

Credit facilities	1,200
Less:
Tax-exempt bond support	(256)
Net credit facilities	944

Total net liquidity	$1,275

Credit facilities:
Maturity dates	2022
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018 were $1,267 million and $1,480 million, respectively. The change was primarily due to increased payments for income taxes, lower collections from retail customers, and increased fuel payments

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2019 and 2018 were $(1,440) million and $(711) million, respectively. The change is primarily due to an increase in capital expenditures of $736 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2019 was $433 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $990 million. Uses of cash consisted substantially of $350 million for the repayment of long term debt, $175 million for common stock dividends paid to PPW Holdings LLC and $30 million for the repayment of short-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2018 was $(475) million. Uses of cash consisted substantially of $586 million for the repayment of long-term debt, $400 million for common stock dividends paid to PPW Holdings LLC and $80 million for the repayment of short-term debt, offset by $593 million net proceeds from the issuance of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of September 30, 2019, PacifiCorp had no short-term debt outstanding. As of December 31, 2018, PacifiCorp had $30 million of short-term debt outstanding at a weighted average interest rate of 2.85%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2018	2019	2019

Transmission system investment	$34	$370	$497
Wind investment	76	687	971
Operating and other	603	392	824
Total	$713	$1,449	$2,292

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

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $245 million and $5 million for the nine-month periods ended September 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $104 million for 2019, which includes a new 240 MW wind-powered generating facility. The new wind-powered generating facilities are expected to be placed in-service in 2020. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal production tax credits available for ten years once the equipment is placed in-service.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $442 million and $70 million for the nine-month periods ended September 30, 2019 and 2018, respectively. PacifiCorp anticipates costs for these activities will total an additional $180 million for 2019. The repowering projects are expected to be placed in-service at various dates in 2019 and 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity production tax credits available for ten years following each facility's return to service.

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

In October 2019, PacifiCorp filed its 2019 IRP with its state commissions. The IRP includes new transmission investments that will facilitate growth in new renewable energy resources, new storage resources, and expansion in new energy efficiency measures and demand-response programs. The IRP also includes accelerated coal retirements and the need for incremental flexible capacity resources beginning in 2026. Delivery of new transmission infrastructure that will facilitate approximately 4,400 MW of new renewable energy resources, incremental to new renewable capacity that will come online by the end of 2020, and the addition of approximately 600 MW of new storage capacity is planned through 2023. The IRP outlines PacifiCorp's plan to procure these near-term generating facilities through a request for proposals process that will determine how many of the new resources identified in the IRP will be developed as owned assets or power purchase agreements. Over the next 20 years, the IRP calls for retiring approximately 4,500 MW of coal while adding approximately 9,000 MW of new renewable resources, incremental to new renewable capacity that will come online by the end of 2020, and approximately 2,800 MW of new storage capacity.

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

As required by applicable laws and regulations, PacifiCorp filed its draft 2017R RFP with the UPSC in June 2017 and with the OPUC in August 2017. The UPSC and the OPUC approved PacifiCorp's 2017R RFP in September 2017. The 2017R RFP sought up to approximately 1,270 MW of new wind resources that can interconnect to PacifiCorp's transmission system in Wyoming once a proposed high-voltage transmission line is constructed. The 2017R RFP also sought proposals for wind resources located outside of Wyoming capable of delivering all-in economic benefits for PacifiCorp's customers. The proposed high-voltage transmission line and new wind resources must be placed in service by December 31, 2020, to maximize potential federal production tax credit benefits for PacifiCorp's customers. PacifiCorp finalized its bid-selection process and established a final shortlist in February 2018. PacifiCorp plans to deliver 1,150 MW from three new wind facilities under various commercial structures including a power purchase agreement, a build-transfer agreement, and traditional self-build agreements. PacifiCorp has finalized a 200-MW power purchase agreement and a 200-MW build-transfer agreement for one of the three new wind facilities. PacifiCorp has also secured agreements for safe harbor wind turbine equipment, acquisition of development assets and balance-of-plant construction for the two remaining projects; one providing 250 MW and a second providing 500 MW. Agreements for acquisition of follow-on wind turbine equipment for the final two projects was completed in 2019.

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2018, except as disclosed in Note 10.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2019, the related statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 1, 2019

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$46	$—
Trade receivables, net	352	367
Inventories	201	204
Other current assets	86	90
Total current assets	685	661

Property, plant and equipment, net	17,820	16,157
Regulatory assets	301	273
Investments and restricted investments	783	708
Other assets	105	121

Total assets	$19,694	$17,920

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$611	$575
Accrued interest	73	53
Accrued property, income and other taxes	273	300
Short-term debt	—	240
Current portion of long-term debt	—	500
Other current liabilities	148	122
Total current liabilities	1,105	1,790

Long-term debt	6,342	4,879
Regulatory liabilities	1,514	1,620
Deferred income taxes	2,546	2,322
Asset retirement obligations	789	552
Other long-term liabilities	321	311
Total liabilities	12,617	11,474

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	6,516	5,885
Total shareholder's equity	7,077	6,446

Total liabilities and shareholder's equity	$19,694	$17,920

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$712	$727	$1,792	$1,785
Regulated natural gas and other	84	105	505	510
Total operating revenue	796	832	2,297	2,295

Operating expenses:
Cost of fuel and energy	113	140	318	366
Cost of natural gas purchased for resale and other	45	50	302	296
Operations and maintenance	189	201	600	598
Depreciation and amortization	184	133	540	499
Property and other taxes	31	30	94	92
Total operating expenses	562	554	1,854	1,851

Operating income	234	278	443	444

Other income (expense):
Interest expense	(68)	(56)	(207)	(170)
Allowance for borrowed funds	7	6	20	14
Allowance for equity funds	27	16	59	39
Other, net	4	13	34	34
Total other income (expense)	(30)	(21)	(94)	(83)

Income before income tax benefit	204	257	349	361
Income tax benefit	(78)	(226)	(282)	(334)

Net income	$282	$483	$631	$695

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, June 30, 2018	$—	$561	$5,416	$5,977
Net income	—	—	483	483
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2018	$—	$561	$5,898	$6,459

Balance, December 31, 2017	$—	$561	$5,203	$5,764
Net income	—	—	695	695
Balance, September 30, 2018	$—	$561	$5,898	$6,459

Balance, June 30, 2019	$—	$561	$6,234	$6,795
Net income	—	—	282	282
Balance, September 30, 2019	$—	$561	$6,516	$7,077

Balance, December 31, 2018	$—	$561	$5,885	$6,446
Net income	—	—	631	631
Balance, September 30, 2019	$—	$561	$6,516	$7,077

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$631	$695
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	540	499
Amortization of utility plant to other operating expenses	25	26
Allowance for equity funds	(59)	(39)
Deferred income taxes and amortization of investment tax credits	31	(35)
Other, net	16	13
Changes in other operating assets and liabilities:
Trade receivables and other assets	(1)	(46)
Inventories	3	40
Contributions to pension and other postretirement benefit plans, net	(9)	(10)
Accrued property, income and other taxes, net	(28)	(77)
Accounts payable and other liabilities	62	(38)
Net cash flows from operating activities	1,211	1,028

Cash flows from investing activities:
Capital expenditures	(1,909)	(1,466)
Purchases of marketable securities	(139)	(224)
Proceeds from sales of marketable securities	126	198
Other, net	19	29
Net cash flows from investing activities	(1,903)	(1,463)

Cash flows from financing activities:
Proceeds from long-term debt	1,460	687
Repayments of long-term debt	(500)	(350)
Net repayments of short-term debt	(240)	—
Other, net	—	(1)
Net cash flows from financing activities	720	336

Net change in cash and cash equivalents and restricted cash and cash equivalents	28	(99)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56	282
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$84	$183

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2019, and for the three- and nine-month periods ended September 30, 2019 and 2018. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2018, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	September 30,	December 31
	2019	2018

Cash and cash equivalents	$46	$—
Restricted cash and cash equivalents in other current assets	38	56
Total cash and cash equivalents and restricted cash and cash equivalents	$84	$56

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2019	2018
Utility plant in service, net:
Generation	20-70 years	$14,492	$13,727
Transmission	52-75 years	2,012	1,934
Electric distribution	20-75 years	3,842	3,672
Natural gas distribution	29-75 years	1,776	1,724
Utility plant in service		22,122	21,057
Accumulated depreciation and amortization		(6,347)	(5,941)
Utility plant in service, net		15,775	15,116
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		15,781	15,122
Construction work-in-progress		2,039	1,035
Property, plant and equipment, net		$17,820	$16,157

(4)	Leases

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, which created FASB Accounting Standards Codification ("ASC") Topic 842, "Leases" and supersedes Topic 840 "Leases." This guidance increases transparency and comparability among entities by recording lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous guidance. Following the issuance of ASU No. 2016-02, the FASB issued several ASUs that clarified the implementation guidance for ASU No. 2016-02 but did not change the core principle of the guidance. MidAmerican Energy adopted this guidance for all applicable contracts in effect as of January 1, 2019 under a modified retrospective method, and the adoption did not have a cumulative effect impact at the date of initial adoption nor a material impact on MidAmerican Energy's Financial Statements and disclosures included within Notes to Financial Statements.

(5)	Recent Financing Transactions

Long-Term Debt

In October 2019, MidAmerican Energy issued $600 million of its 3.15% First Mortgage Bonds due April 2050 and $250 million of its 3.65% First Mortgage Bonds due April 2029, which are part of the same series as the 3.65% First Mortgage Bonds issued in January 2019. An amount equal to the net proceeds was used to finance capital expenditures, disbursed during the period from December 20, 2018 to July 15, 2019, with respect to investments in MidAmerican Energy's 2,000-megawatt (nameplate capacity) Wind XI project, MidAmerican Energy's 591-megawatt (nameplate capacity) Wind XII project and the repowering of certain of MidAmerican Energy's existing wind facilities, which were previously financed with MidAmerican Energy's general funds.

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

Credit Facilities

In August 2019, MidAmerican Energy entered into a $400 million unsecured credit facility, which expires August 2020 and has a variable rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. The facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter.

In May 2019, MidAmerican Energy extended, with lender consent, the expiration date for its existing $900 million unsecured credit facility to June 2022 by exercising the remaining one-year extension option.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(35)	(95)	(75)	(97)
State income tax, net of federal income tax benefit	(18)	(10)	(19)	(9)
Effects of ratemaking	(7)	(4)	(7)	(7)
Other, net	1	—	(1)	(1)
Effective income tax rate	(38)%	(88)%	(81)%	(93)%

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

Due to a combination of declines in pre-tax income and increases in production tax credits in recent years and changes in estimates for these values throughout the year, the volatility of the effective tax rate used to determine the recognition of income tax expense each quarter has similarly increased. MidAmerican Energy concluded that, due to such increased volatility, it was no longer able to reasonably estimate an annual effective tax rate for this purpose. Accordingly, beginning January 1, 2019, production tax credits are recognized in the Statement of Operations as they are earned, and excluded in the determination of the effective tax rate used in the recognition of all other income tax expense. Production tax credits recognized in income for the three-month periods ended September 30, 2019 and 2018 were $69 million and $241 million, respectively, with $185 million lower production tax credits recognized attributable to the change in the method of interim period recognition in 2019. Production tax credits recognized in income for the nine-month periods ended September 30, 2019 and 2018 were $259 million and $349 million, respectively, with $129 million lower production tax credits recognized attributable to the change in the method of interim period recognition in 2019.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $309 million and $232 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

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

Net periodic benefit credit for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Pension:
Service cost	$2	$2	$5	$6
Interest cost	7	7	22	21
Expected return on plan assets	(10)	(11)	(31)	(33)
Net amortization	—	1	—	2
Net periodic benefit credit	$(1)	$(1)	$(4)	$(4)

Other postretirement:
Service cost	$1	$1	$4	$4
Interest cost	2	2	7	6
Expected return on plan assets	(3)	(3)	(9)	(10)
Net amortization	(1)	(1)	(3)	(3)
Net periodic benefit credit	$(1)	$(1)	$(1)	$(3)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $1 million, respectively, during 2019. As of September 30, 2019, $5 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)    Asset Retirement Obligations

In January 2018, MidAmerican Energy completed groundwater testing at its coal combustion residuals ("CCR") surface impoundments. Based on this information, MidAmerican Energy discontinued sending CCR to surface impoundments effective April 2018 and initiated analysis of additional actions to be taken. As a result of that analysis, MidAmerican Energy will remove all CCR material located below the water table and cap the material in such facilities, which is a more extensive closure activity than previously assumed. In the first quarter of 2019, MidAmerican Energy increased the asset retirement obligations for its fossil-fueled generating facilities by $237 million related to the cost of this closure activity. Closure activity on the six existing surface impoundments is estimated to extend through 2023. The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the nine-month period ended September 30, 2019 (in millions):

Beginning balance	$562
Change in estimated costs	237
Additions	5
Retirements	(2)
Accretion	22
Ending balance	$824

(9)	Fair Value Measurements

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2019:
Assets:
Commodity derivatives	$—	$4	$—	$(1)	$3
Money market mutual funds(2)	3	—	—	—	3
Debt securities:
United States government obligations	189	—	—	—	189
International government obligations	—	5	—	—	5
Corporate obligations	—	57	—	—	57
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	309	—	—	—	309
International companies	8	—	—	—	8
Investment funds	19	—	—	—	19
	$528	$68	$—	$(1)	$595

Liabilities - commodity derivatives	$—	$(8)	$—	$2	$(6)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2018:
Assets:
Commodity derivatives	$—	$4	$2	$(3)	$3
Money market mutual funds(2)	2	—	—	—	2
Debt securities:
United States government obligations	187	—	—	—	187
International government obligations	—	4	—	—	4
Corporate obligations	—	46	—	—	46
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	256	—	—	—	256
International companies	6	—	—	—	6
Investment funds	10	—	—	—	10
	$461	$57	$2	$(3)	$517

Liabilities - commodity derivatives	$—	$(4)	$(2)	$3	$(3)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $- million as of September 30, 2019 and December 31, 2018, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,342	$7,519	$5,379	$5,644

(10)	Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2019, MidAmerican Energy entered into firm construction commitments totaling $337 million for the remainder of 2019 through 2020 related to the construction of wind-powered generating facilities in Iowa.

Easements

During the nine-month period ended September 30, 2019, MidAmerican Energy entered into non-cancelable easements with minimum payments totaling $341 million through 2059 for land in Iowa on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the nine-month period ended September 30, 2019, MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $377 million through 2029.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. It is uncertain when the FERC will rule on the second complaint, covering the period from February 2015 through May 2016. MidAmerican Energy believes it is probable that the FERC will order a base ROE lower than 12.38% in the second complaint and, as of September 30, 2019, has accrued a $10 million liability for refunds under the second complaint of amounts collected under the higher ROE from March 2015 through May 2016.

(11)	Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12, (in millions):

	For the Three-Month Periods Ended September 30,
	2019				2018
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$228	$41	$—	$269	$233	$54	$—	$287
Commercial	101	10	—	111	100	17	—	117
Industrial	274	3	—	277	268	3	—	271
Natural gas transportation services	—	7	—	7	—	8	—	8
Other retail(1)	48	—	—	48	46	1	—	47
Total retail	651	61	—	712	647	83	—	730
Wholesale	41	15	—	56	62	20	—	82
Multi-value transmission projects	17	—	—	17	14	—	—	14
Other Customer Revenue	—	—	8	8	—	—	2	2
Total Customer Revenue	709	76	8	793	723	103	2	828
Other revenue	3	—	—	3	4	—	—	4
Total operating revenue	$712	$76	$8	$796	$727	$103	$2	$832

	For the Nine-Month Periods Ended September 30,
	2019				2018
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$547	$282	$—	$829	$567	$287	$—	$854
Commercial	255	95	—	350	251	100	—	351
Industrial	641	12	—	653	608	13	—	621
Natural gas transportation services	—	27	—	27	—	27	—	27
Other retail(1)	118	—	—	118	113	1	—	114
Total retail	1,561	416	—	1,977	1,539	428	—	1,967
Wholesale	168	64	—	232	187	75	—	262
Multi-value transmission projects	47	—	—	47	43	—	—	43
Other Customer Revenue	—	—	23	23	—	—	5	5
Total Customer Revenue	1,776	480	23	2,279	1,769	503	5	2,277
Other revenue	16	2	—	18	16	2	—	18
Total operating revenue	$1,792	$482	$23	$2,297	$1,785	$505	$5	$2,295

(1)	Other retail includes provisions for rate refunds, for which any actual refunds will be reflected in the applicable customer classes upon resolution of the related regulatory proceeding.

(12)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$712	$727	$1,792	$1,785
Regulated natural gas	76	103	482	505
Other	8	2	23	5
Total operating revenue	$796	$832	$2,297	$2,295

Operating income:
Regulated electric	$243	$278	$396	$392
Regulated natural gas	(8)	1	45	52
Other	(1)	(1)	2	—
Total operating income	234	278	443	444
Interest expense	(68)	(56)	(207)	(170)
Allowance for borrowed funds	7	6	20	14
Allowance for equity funds	27	16	59	39
Other, net	4	13	34	34
Income before income tax benefit	$204	$257	$349	$361

	As of
	September 30, 2019	December 31, 2018
Assets:
Regulated electric	$18,341	$16,511
Regulated natural gas	1,343	1,406
Other	10	3
Total assets	$19,694	$17,920

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2019, the related consolidated statements of operations and changes in member's equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2019

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$47	$1
Trade receivables, net	352	365
Inventories	201	204
Other current assets	87	89
Total current assets	687	659

Property, plant and equipment, net	17,831	16,169
Goodwill	1,270	1,270
Regulatory assets	301	273
Investments and restricted investments	785	710
Other assets	105	121

Total assets	$20,979	$19,202

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2019	2018
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$611	$575
Accrued interest	74	58
Accrued property, income and other taxes	273	300
Note payable to affiliate	173	156
Short-term debt	—	240
Current portion of long-term debt	—	500
Other current liabilities	148	122
Total current liabilities	1,279	1,951

Long-term debt	6,582	5,119
Regulatory liabilities	1,514	1,620
Deferred income taxes	2,543	2,319
Asset retirement obligations	789	552
Other long-term liabilities	321	312
Total liabilities	13,028	11,873

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	6,272	5,650
Total member's equity	7,951	7,329

Total liabilities and member's equity	$20,979	$19,202

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$712	$727	$1,792	$1,785
Regulated natural gas and other	85	105	507	512
Total operating revenue	797	832	2,299	2,297

Operating expenses:
Cost of fuel and energy	113	140	318	366
Cost of natural gas purchased for resale and other	45	50	301	297
Operations and maintenance	190	201	602	599
Depreciation and amortization	184	133	540	499
Property and other taxes	31	30	94	92
Total operating expenses	563	554	1,855	1,853

Operating income	234	278	444	444

Other income (expense):
Interest expense	(74)	(61)	(223)	(185)
Allowance for borrowed funds	7	6	20	14
Allowance for equity funds	27	16	59	39
Other, net	5	12	36	35
Total other income (expense)	(35)	(27)	(108)	(97)

Income before income tax benefit	199	251	336	347
Income tax benefit	(80)	(228)	(286)	(338)

Net income	$279	$479	$622	$685

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, June 30, 2018	$1,679	$5,187	$6,866
Net income	—	479	479
Balance, September 30, 2018	$1,679	$5,666	$7,345

Balance, December 31, 2017	$1,679	$4,981	$6,660
Net income	—	685	685
Balance, September 30, 2018	$1,679	$5,666	$7,345

Balance, June 30, 2019	$1,679	$5,993	$7,672
Net income	—	279	279
Balance, September 30, 2019	$1,679	$6,272	$7,951

Balance, December 31, 2018	$1,679	$5,650	$7,329
Net income	—	622	622
Balance, September 30, 2019	$1,679	$6,272	$7,951

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$622	$685
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	540	499
Amortization of utility plant to other operating expenses	25	26
Allowance for equity funds	(59)	(39)
Deferred income taxes and amortization of investment tax credits	30	(35)
Other, net	18	17
Changes in other operating assets and liabilities:
Trade receivables and other assets	(6)	(42)
Inventories	3	40
Contributions to pension and other postretirement benefit plans, net	(9)	(10)
Accrued property, income and other taxes, net	(28)	(65)
Accounts payable and other liabilities	58	(41)
Net cash flows from operating activities	1,194	1,035

Cash flows from investing activities:
Capital expenditures	(1,909)	(1,466)
Purchases of marketable securities	(139)	(224)
Proceeds from sales of marketable securities	126	198
Other, net	19	29
Net cash flows from investing activities	(1,903)	(1,463)

Cash flows from financing activities:
Proceeds from long-term debt	1,460	687
Repayments of long-term debt	(500)	(350)
Net change in note payable to affiliate	17	(6)
Net repayments of short-term debt	(240)	—
Other, net	—	(2)
Net cash flows from financing activities	737	329

Net change in cash and cash equivalents and restricted cash and cash equivalents	28	(99)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	57	282
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$85	$183

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2019, and for the three- and nine-month periods ended September 30, 2019 and 2018. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2018, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30	December 31
	2019	2018

Cash and cash equivalents	$47	$1
Restricted cash and cash equivalents in other current assets	38	56
Total cash and cash equivalents and restricted cash and cash equivalents	$85	$57

(3)	Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of September 30, 2019 and December 31, 2018, nonregulated property gross of $24 million and related accumulated depreciation and amortization of $13 million and $12 million, respectively, which consisted primarily of a corporate aircraft owned by MHC.

(4)	Leases

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)	Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(36)	(97)	(78)	(101)
State income tax, net of federal income tax benefit	(18)	(10)	(20)	(10)
Effects of ratemaking	(7)	(5)	(7)	(7)
Other, net	—	—	(1)	—
Effective income tax rate	(40)%	(91)%	(85)%	(97)%

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

Due to a combination of declines in pre-tax income and increases in production tax credits in recent years and changes in estimates for these values throughout the year, the volatility of the effective tax rate used to determine the recognition of income tax expense each quarter has similarly increased. MidAmerican Energy concluded that, due to such increased volatility, it was no longer able to reasonably estimate an annual effective tax rate for this purpose. Accordingly, beginning January 1, 2019, production tax credits are recognized in the Statement of Operations as they are earned, and excluded in the determination of the effective tax rate used in the recognition of all other income tax expense. Production tax credits recognized in income for the three-month periods ended September 30, 2019 and 2018 were $69 million and $241 million, respectively, with $185 million lower production tax credits recognized attributable to the change in the method of interim period recognition in 2019. Production tax credits recognized in income for the nine-month periods ended September 30, 2019 and 2018 were $259 million and $349 million, respectively, with $129 million lower production tax credits recognized attributable to the change in the method of interim period recognition in 2019.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $313 million and $248 million for the nine-month period ended September 30, 2019 and 2018, respectively.

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

	As of September 30, 2019		As of December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$6,582	$7,840	$5,619	$5,941

(10)	Commitments and Contingencies

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

Refer to Note 11 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had other Accounting Standards Codification Topic 606 revenue of $1 million and $- million for the three-month periods ended September 30, 2019 and 2018, respectively, and $2 million for the nine-month periods ended September 30, 2019 and 2018, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$712	$727	$1,792	$1,785
Regulated natural gas	76	103	482	505
Other	9	2	25	7
Total operating revenue	$797	$832	$2,299	$2,297

Operating income:
Regulated electric	$243	$278	$396	$392
Regulated natural gas	(8)	1	45	52
Other	(1)	(1)	3	—
Total operating income	234	278	444	444
Interest expense	(74)	(61)	(223)	(185)
Allowance for borrowed funds	7	6	20	14
Allowance for equity funds	27	16	59	39
Other, net	5	12	36	35
Income before income tax benefit	$199	$251	$336	$347

	As of
	September 30, 2019	December 31, 2018
Assets(1):
Regulated electric	$19,532	$17,702
Regulated natural gas	1,422	1,485
Other	25	15
Total assets	$20,979	$19,202

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy as presented in this joint filing. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth and other usage factors. This discussion should be read in conjunction with the historical unaudited Financial Statements and Notes to Financial Statements in Part I, Item 1 of this Form 10-Q. MidAmerican Energy's and MidAmerican Funding's actual results in the future could differ significantly from the historical results.

Results of Operations for the Third Quarter and First Nine Months of 2019 and 2018

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2019 was $282 million, a decrease of $201 million, or 42%, compared to 2018 primarily due to lower income tax benefit of $148 million primarily due to a $172 million decrease in recognized production tax credits, partially offset by the effects of ratemaking, higher depreciation and amortization expense of $51 million due to $33 million of higher Iowa revenue sharing accruals and greater assets placed in-service and higher interest expense of $12 million, partially offset by higher electric utility margin of $12 million and higher allowances for equity and borrowed funds of $12 million. The decrease in production tax credits recognized was due to a change in the method of interim period recognition of $185 million, partially offset by higher actual generation. Electric utility margin increased due to higher retail customer volumes, higher recoveries through bill riders, net of energy costs, and higher wholesale margins due to lower energy costs, partially offset by lower average retail rates. Electric retail customer volumes increased 1.7% from higher industrial volumes of 2.9% and the favorable impact of weather, partially offset by a decrease from other usage factors.

MidAmerican Energy's net income for the first nine months of 2019 was $631 million, a decrease of $64 million, or 9%, compared to 2018 due to lower income tax benefit of $52 million primarily due to a $90 million decrease in recognized production tax credits, partially offset by the effects of ratemaking, higher depreciation and amortization expense of $41 million due to greater assets placed in-service, partially offset by $15 million of lower Iowa revenue sharing accruals, and higher interest expense of $37 million, partially offset by higher electric utility margin of $55 million and higher allowances for equity and borrowed funds of $26 million. The decrease in production tax credits recognized was due to a change in the method of interim period recognition of $129 million, partially offset by higher actual generation. Electric utility margin increased due to higher recoveries through bill riders, net of energy costs, higher wholesale margins due to lower energy costs and higher sales volumes and higher retail customer volumes, partially offset by lower average retail rates. Electric retail customer volumes increased 0.9% as an increase in industrial volumes of 4.0% was largely offset by lower residential and commercial volumes from the unfavorable impact of weather and other usage factors.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2019 was $279 million, a decrease of $200 million, or 42%, compared to 2018. MidAmerican Funding's net income for the first nine months of 2019 was $622 million, a decrease of $63 million, or 9%, compared to 2018. The decreases were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Electric utility margin:
Regulated electric operating revenue	$712	$727	$(15)	(2)%	$1,792	$1,785	$7	—%
Cost of fuel and energy	113	140	(27)	(19)	318	366	(48)	(13)
Electric utility margin	599	587	12	2	1,474	1,419	55	4

Natural gas utility margin:
Regulated natural gas operating revenue	76	103	(27)	(26)%	482	505	(23)	(5)
Cost of natural gas purchased for resale	39	50	(11)	(22)	287	296	(9)	(3)
Natural gas utility margin	37	53	(16)	(30)	195	209	(14)	(7)

Utility margin	636	640	(4)	(1)%	1,669	1,628	41	3

Other operating revenue	8	2	6	*	23	5	18	*
Other cost of sales	6	—	6	*	15	—	15	*
Operations and maintenance	189	201	(12)	(6)%	600	598	2	—
Depreciation and amortization	184	133	51	38	540	499	41	8
Property and other taxes	31	30	1	3	94	92	2	2

Operating income	$234	$278	$(44)	(16)%	$443	$444	$(1)	—%

*    Not meaningful.

Regulated Electric Utility Margin

A comparison of key operating results related to regulated electric utility margin is as follows:

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Electric utility margin (in millions):
Operating revenue	$712	$727	$(15)	(2)%	$1,792	$1,785	$7	—%
Cost of fuel and energy	113	140	(27)	(19)	318	366	(48)	(13)
Electric utility margin	$599	$587	$12	2	$1,474	$1,419	$55	4

Electricity Sales (GWh):
Residential	1,950	1,952	(2)	—%	5,105	5,307	(202)	(4)%
Commercial	1,037	1,025	12	1	2,930	2,944	(14)	—
Industrial	3,652	3,550	102	3	10,567	10,158	409	4
Other	420	415	5	1	1,200	1,218	(18)	(1)
Total retail	7,059	6,942	117	2	19,802	19,627	175	1
Wholesale	1,708	2,160	(452)	(21)	7,312	7,179	133	2
Total sales	8,767	9,102	(335)	(4)	27,114	26,806	308	1

Average number of retail customers (in thousands)	786	780	6	1%	785	778	7	1%

Average revenue per MWh:
Retail	$92.13	$93.39	$(1.26)	(1)%	$78.83	$78.63	$0.20	—%
Wholesale	$23.00	$27.19	$(4.19)	(15)%	$22.81	$25.09	$(2.28)	(9)%

Heating degree days	12	91	(79)	(87)%	4,218	4,126	92	2%
Cooling degree days	862	784	78	10%	1,142	1,295	(153)	(12)%

Sources of energy (GWh)(1):
Coal	3,764	4,559	(795)	(17)%	10,101	11,293	(1,192)	(11)%
Nuclear	962	990	(28)	(3)	2,846	2,838	8	—
Natural gas	297	275	22	8	361	549	(188)	(34)
Wind and other(2)	2,954	2,428	526	22	11,252	9,693	1,559	16
Total energy generated	7,977	8,252	(275)	(3)	24,560	24,373	187	1
Energy purchased	1,026	1,054	(28)	(3)	3,072	3,010	62	2
Total	9,003	9,306	(303)	(3)	27,632	27,383	249	1

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with renewable portfolio standards or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

Regulated electric utility margin increased $12 million for the third quarter of 2019 compared to 2018 primarily due to:

(1)	Higher retail utility margin of $8 million due to -

•	an increase of $6 million from non-weather-related sales growth, due to higher industrial usage, partially offset by lower residential usage;

•	an increase of $6 million from the favorable impact of weather;

•
an increase of $3 million, net of energy costs, from higher recoveries through bill riders, primarily related to ratemaking treatment for the impact of 2017 Tax Reform and the production tax credit component of the energy adjustment clause, partially offset by a decrease of $20 million in electric demand-side management ("DSM") program revenue (offset in operations and maintenance expense);

•	a decrease of $5 million in average revenue rates due to sales mix; and

•	a decrease of $2 million from other revenue;

(2)	Higher wholesale utility margin of $2 million due to higher margin per unit, reflecting lower energy costs, partially offset by lower sales volumes; and

(3)	Higher Multi-Value Projects ("MVP") transmission revenue of $2 million due to continued capital additions.

Regulated electric utility margin increased $55 million for the first nine months of 2019 compared to 2018 primarily due to:

(1)	Higher retail utility margin of $28 million primarily due to -

•	an increase of $42 million from non-weather-related sales growth, primarily higher industrial usage;

•
an increase of $38 million, net of energy costs, from higher recoveries through bill riders, primarily related to the production tax credit component of the energy adjustment clause and ratemaking treatment for the impact of 2017 Tax Reform, partially offset by a decrease of $30 million in electric DSM program revenue (offset in operations and maintenance expense);

•	a decrease of $32 million in averages rates, predominantly from sales mix;

•	a decrease of $17 million from the favorable impact of weather in 2018; and

•	a decrease of $3 million from other revenue;

(2)	Higher wholesale utility margin of $24 million due to higher margin per unit from lower energy costs and higher wholesale volumes; and

(3)	Higher MVP transmission revenue of $3 million due to continued capital additions.

Regulated Natural Gas Utility Margin

A comparison of key operating results related to regulated natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Natural gas utility margin (in millions):
Operating revenue	$76	$103	$(27)	(26)%	$482	$505	$(23)	(5)%
Cost of natural gas purchased for resale	39	50	(11)	(22)	287	296	(9)	(3)
Natural gas utility margin	$37	$53	$(16)	(30)	$195	$209	$(14)	(7)

Natural gas throughput (000's Dth):
Residential	2,633	2,773	(140)	(5)%	38,130	36,493	1,637	4%
Commercial	1,522	1,651	(129)	(8)	18,103	17,661	442	3
Industrial	929	985	(56)	(6)	3,424	3,690	(266)	(7)
Other	10	3	7	*	58	33	25	76
Total retail sales	5,094	5,412	(318)	(6)	59,715	57,877	1,838	3
Wholesale sales	7,251	7,569	(318)	(4)	25,856	27,940	(2,084)	(7)
Total sales	12,345	12,981	(636)	(5)	85,571	85,817	(246)	—
Natural gas transportation service	27,011	21,876	5,135	23	81,378	73,968	7,410	10
Total natural gas throughput	39,356	34,857	4,499	13	166,949	159,785	7,164	4

Average number of retail customers (in thousands)	760	754	6	1%	761	755	6	1%
Average revenue per retail Dth sold	$10.65	$13.90	$(3.25)	(23)%	$6.55	$6.95	$(0.40)	(6)%
Average cost of natural gas per retail Dth sold	$4.83	$5.48	$(0.65)	(12)%	$3.74	$3.81	$(0.07)	(2)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.17	$3.86	$(0.69)	(18)%	$3.35	$3.44	$(0.09)	(3)%

Heating degree days	19	92	(73)	(79)%	4,408	4,269	139	3%

*    Not meaningful.

Regulated natural gas utility margin decreased $16 million for the third quarter of 2019 compared to 2018 due to:

(1)	A decrease of $10 million from lower natural gas DSM program revenue (offset in operations and maintenance expense); and

(2)	A decrease of $6 million from non-weather rate and usage variances, in part due to sales mix.
Regulated natural gas utility margin decreased $14 million for the first nine months of 2019 compared to 2018 due to:

(1)	A decrease of $16 million from lower natural gas DSM program revenue (offset in operations and maintenance expense); partially offset by

(2)	An increase of $2 million from the favorable impact of weather.

Operating Expenses

MidAmerican Energy -

Operations and maintenance decreased $12 million for the third quarter of 2019 compared to 2018 primarily due to lower DSM program expense of $30 million, which is recoverable through bill riders and offset in operating revenue, partially offset by higher wind-powered generation operations and maintenance of $9 million due to additional wind turbines and easements and higher electric and gas distribution operation and maintenance of $4 million.

Operations and maintenance increased $2 million for the first nine months of 2019 compared to 2018 primarily due to higher wind-powered generation operations and maintenance of $25 million due to additional wind turbines and easements, higher electric distribution operations and maintenance of $8 million from emergency outage and tree-trimming costs, higher nonregulated operations costs of $7 million primarily from nonregulated utility construction services, higher transmission costs from MISO of $5 million, which are recoverable through bill riders and offset in operating revenue, higher gas distribution operations and maintenance of $5 million and various other increases, partially offset by lower DSM program expense of $46 million, which is recoverable through bill riders and offset in operating revenue, and lower fossil-fueled generation maintenance of $8 million.

Depreciation and amortization for the third quarter of 2019 increased $51 million compared to 2018 due to higher Iowa revenue sharing accruals of $33 million and wind-powered generating facilities and other plant placed in-service.

Depreciation and amortization for the first nine months of 2019 increased $41 million compared to 2018 due to wind-powered generating facilities and other plant placed in-service, partially offset by lower Iowa revenue sharing accruals of $15 million.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $12 million and $37 million for the third quarter and first nine months of 2019 compared to 2018 primarily due to higher debt outstanding.

Allowance for borrowed and equity funds increased $12 million and $26 million for the third quarter and first nine months of 2019 compared to 2018 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net decreased $9 million for the third quarter of 2019 compared to 2018 primarily due to higher charitable contributions and lower returns on corporate-owned life insurance policies. For the first nine months of 2019 compared to 2018, higher returns on corporate-owned life insurance policies offset higher charitable contributions.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit decreased $148 million for the third quarter of 2019 compared to 2018, and the effective tax rate was (38)% for 2019 and (88)% for 2018. For the first nine months of 2019 compared to 2018, MidAmerican Energy's income tax benefit decreased $52 million, and the effective tax rate was (81)% for 2019 and (93)% for 2018. The change in the effective tax rates for 2019 compared to 2018 were substantially due to the recognition of production tax credits and the effects of ratemaking.

Federal renewable electricity production tax credits are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. Due to a combination of declines in pre-tax income and increases in production tax credits in recent years and changes in estimates for these values throughout the year, the volatility of the effective tax rate used to determine the recognition of income tax expense each quarter has similarly increased. MidAmerican Energy concluded that, due to such increased volatility, it was no longer able to reasonably estimate an annual effective tax rate for this purpose. Accordingly, beginning January 1, 2019, production tax credits are recognized in the Statement of Operations as they are earned, and excluded in the determination of the effective tax rate used in the recognition of all other income tax expense. Production tax credits recognized in income for the three-month periods ended September 30, 2019 and 2018 were $69 million and $241 million, respectively, with $185 million lower production tax credits recognized attributable to the change in the method of interim period recognition in 2019. Production tax credits recognized in income for the nine-month periods ended September 30, 2019 and 2018 were $259 million and $349 million, respectively, with $129 million lower production tax credits recognized attributable to the change in the method of interim period recognition in 2019. The impact of the change in the method of interim period recognition was partially offset by increases in production tax credits earned, largely due to greater production in 2019.

MidAmerican Funding -

MidAmerican Funding's income tax benefit decreased $148 million for the third quarter of 2019 compared to 2018, and the effective tax rate was (40)% for 2019 and (91)% for 2018. For the first nine months of 2019 compared to 2018, MidAmerican Energy's income tax benefit decreased $52 million, and the effective tax rate was (85)% for 2019 and (97)% for 2018. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2019, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$46

Credit facilities, maturing 2020 and 2022	1,305
Less:
Tax-exempt bond support	(370)
Net credit facilities	935

MidAmerican Energy total net liquidity	$981

MidAmerican Funding:
MidAmerican Energy total net liquidity	$981
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2020	4
MidAmerican Funding total net liquidity	$986

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018, were $1,211 million and $1,028 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018, were $1,194 million and $1,035 million, respectively. Cash flows from operating activities increased primarily due to lower payments to vendors, MidAmerican Energy's income tax cash flows with BHE and higher cash margins for MidAmerican Energy's regulated electric business, partially offset by higher interest paid due to long-term debt issued in January 2019. MidAmerican Energy's income tax cash flows with BHE totaled net cash receipts of $309 million and $232 million in 2019 and 2018, respectively. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's and MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2019 and 2018, were $(1,903) million and $(1,463) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which increased due to higher wind-powered generating facility construction and repowering expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2019 and 2018 were $720 million and $336 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2019 and 2018, were $737 million and $329 million, respectively. In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due 2029 and $900 million of its 4.25% First Mortgage Bonds due 2049. In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due 2048, and in March 2018, MidAmerican Energy repaid $350 million of its 5.30% Senior Notes due March 2018. Through its commercial paper program, MidAmerican Energy made payments totaling $240 million in 2019. MidAmerican Funding received $17 million in 2019 and paid $6 million in 2018 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue, through July 31, 2020, commercial paper and bank notes aggregating $1.3 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points.

MidAmerican Energy currently has an effective automatic shelf registration statement with the SEC to issue an indeterminate amount of long-term debt securities through June 26, 2021. Additionally, following the October 2019 issuance of $850 million of first mortgage bonds, MidAmerican Energy has authorization from the FERC to issue, through June 30, 2021, long-term debt securities up to an aggregate of $850 million at interest rates not to exceed the applicable United States Treasury rate plus a spread of 175 basis points and preferred stock up to an aggregate of $500 million, and from the Illinois Commerce Commission, to issue long-term debt securities up to an aggregate of $850 million through August 20, 2022, and preferred stock up to an aggregate of $500 million through November 1, 2020.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2018	2019	2019

Wind-powered generation	$704	$1,027	$1,447
Wind-powered generation repowering	233	332	397
Other	529	550	1,036
Total	$1,466	$1,909	$2,880

MidAmerican Energy's forecast capital expenditures for 2019 include the following:

•
The construction of wind-powered generating facilities in Iowa. MidAmerican Energy currently has three wind-powered generation construction projects in progress, two of which are subject to ratemaking principles approved by the IUB.

In August 2016, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 2,000 MW (nominal ratings) of additional wind-powered generating facilities ("Wind XI") expected to be placed in service in 2017 through 2019, including a total of 1,345 MW (nominal ratings) placed in-service through September 30, 2019. Wind XI ratemaking principles established a cost cap of $3.6 billion, including AFUDC, a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and the revenue sharing mechanism that was effective in 2018. In December 2018, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's construction of up to 591 MW (nominal ratings) of additional wind-powered generating facilities ("Wind XII") expected to be placed in-service by the end of 2020. Wind XII ratemaking principles establish a cost cap of $922 million, including AFUDC, establish a fixed rate of return on equity of 11.0% over the proposed 40-year useful lives of those facilities in any future Iowa rate proceeding and provide that all Iowa retail energy benefits from Wind XII will reduce rate base and be excluded from the Iowa energy adjustment clause. Additionally, the ratemaking principles modify the Wind XI revenue sharing mechanism, effective January 1, 2019, such that revenue sharing will be triggered each year by actual equity returns above a threshold calculated annually or 11%, whichever is less, and MidAmerican Energy will share with customers 90% of the revenue in excess of the trigger, instead of 100% sharing. The threshold will be calculated each year-end and will be the weighted average of equity returns authorized via ratemaking principles for certain rate base and, for remaining rate base, interest rates on 30-year single A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%.The cost caps established by ratemaking principles ensure that as long as total costs for each project are below the cap, the investment will be deemed prudent in any future Iowa rate proceeding. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of production tax credits available. Production tax credits from these projects are excluded from MidAmerican Energy's Iowa energy adjustment clause until these generation assets are reflected in base rates.
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

•
The repowering of the oldest of MidAmerican Energy's wind-powered generating facilities in Iowa. The repowering projects entail the replacement of significant components of the facilities, which is expected to qualify such facilities for the re-establishment of production tax credits for ten years following each facility's return to service at rates that depend upon the year in which construction begins. Of the 1,307 MW of current repowering projects not in-service as of September 30, 2019, 136 MW are currently expected to qualify for 100% of the federal production tax credits available for ten years following each facility's return to service, 764 MW are expected to qualify for 80% of such credits and 407 MW are expected to qualify for 60% of such credits.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2018.

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

On April 10, 2019, PJM Interconnection, L.L.C. ("PJM") notified the FERC of its intent to proceed with the next capacity auction in August 2019 under the existing market rules and asked the FERC to clarify that it would not require the PJM to re-run the auction in the event the FERC alters those market rules in its decision on the MOPR complaint. On July 25, 2019, FERC issued an order denying PJM’s request to clarify that any alteration of PJM’s existing market rules would operate prospectively and directed PJM to not conduct the capacity auction in August 2019. It is too early to predict the final outcome of each of these proceedings or their potential impact on the continued operation of Quad Cities Station.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2019, the related consolidated statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 1, 2019

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$276	$111
Trade receivables, net	343	233
Inventories	60	61
Regulatory assets	1	39
Other current assets	74	75
Total current assets	754	519

Property, plant and equipment, net	6,475	6,418
Finance lease right of use assets, net	442	450
Regulatory assets	832	878
Other assets	57	37

Total assets	$8,560	$8,302

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$180	$187
Accrued interest	39	38
Accrued property, income and other taxes	94	30
Current portion of long-term debt	575	500
Current portion of finance lease obligations	24	20
Regulatory liabilities	82	49
Customer deposits	71	67
Other current liabilities	63	29
Total current liabilities	1,128	920

Long-term debt	1,775	1,853
Finance lease obligations	430	443
Regulatory liabilities	1,176	1,137
Deferred income taxes	706	749
Other long-term liabilities	296	296
Total liabilities	5,511	5,398

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	745	600
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	3,049	2,904

Total liabilities and shareholder's equity	$8,560	$8,302

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Operating revenue	$806	$820	$1,728	$1,777

Operating expenses:
Cost of fuel and energy	353	331	752	740
Operations and maintenance	109	146	263	344
Depreciation and amortization	89	85	267	253
Property and other taxes	11	11	34	31
Total operating expenses	562	573	1,316	1,368

Operating income	244	247	412	409

Other income (expense):
Interest expense	(41)	(38)	(129)	(128)
Allowance for borrowed funds	1	—	2	1
Allowance for equity funds	2	1	4	2
Other, net	4	7	17	16
Total other income (expense)	(34)	(30)	(106)	(109)

Income before income tax expense	210	217	306	300
Income tax expense	45	53	66	72
Net income	$165	$164	$240	$228

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2018	1,000	$—	$2,308	$438	$(4)	$2,742
Net income	—	—	—	164	—	164
Other equity transactions	—	—	—	(1)	—	(1)
Balance, September 30, 2018	1,000	$—	$2,308	$601	$(4)	$2,905

Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	228	—	228
Other equity transactions	—	—	—	(1)	—	(1)
Balance, September 30, 2018	1,000	$—	$2,308	$601	$(4)	$2,905

Balance, June 30, 2019	1,000	$—	$2,308	$580	$(4)	$2,884
Net income	—	—	—	165	—	165
Balance, September 30, 2019	1,000	$—	$2,308	$745	$(4)	$3,049

Balance, December 31, 2018	1,000	$—	$2,308	$600	$(4)	$2,904
Net income	—	—	—	240	—	240
Dividends declared	—	—	—	(95)	—	(95)
Balance, September 30, 2019	1,000	$—	$2,308	$745	$(4)	$3,049

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$240	$228
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	267	253
Allowance for equity funds	(4)	(2)
Changes in regulatory assets and liabilities	62	75
Deferred income taxes and amortization of investment tax credits	(42)	(7)
Deferred energy	39	12
Amortization of deferred energy	37	13
Other, net	(4)	8
Changes in other operating assets and liabilities:
Trade receivables and other assets	(110)	(138)
Inventories	2	1
Accrued property, income and other taxes	53	54
Accounts payable and other liabilities	15	(11)
Net cash flows from operating activities	555	486

Cash flows from investing activities:
Capital expenditures	(283)	(203)
Proceeds from sale of assets	2	1
Net cash flows from investing activities	(281)	(202)

Cash flows from financing activities:
Proceeds from long-term debt	495	573
Repayments of long-term debt	(500)	(824)
Dividends paid	(95)	—
Other, net	(11)	(12)
Net cash flows from financing activities	(111)	(263)

Net change in cash and cash equivalents and restricted cash and cash equivalents	163	21
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	121	66
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$284	$87

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2019 and for the three- and nine-month periods ended September 30, 2019 and 2018. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the nine-month period ended September 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$276	$111
Restricted cash and cash equivalents included in other current assets	8	10
Total cash and cash equivalents and restricted cash and cash equivalents	$284	$121

Subsequent Event

In October 2019, Nevada Power declared and paid a dividend to NV Energy, Inc. of $200 million.

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2019	2018
Utility plant:
Generation	30 - 55 years	$3,730	$3,720
Distribution	20 - 65 years	3,503	3,411
Transmission	45 - 70 years	1,453	1,439
General and intangible plant	5 - 65 years	718	716
Utility plant		9,404	9,286
Accumulated depreciation and amortization		(3,096)	(2,966)
Utility plant, net		6,308	6,320
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,309	6,321
Construction work-in-progress		166	97
Property, plant and equipment, net		$6,475	$6,418

(4)	Leases

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

As of
September 30,
2019
Right-of-use assets:
Operating leases	$14
Finance leases	442
Total right-of-use assets	$456

Lease liabilities:
Operating leases	$17
Finance leases	454
Total lease liabilities	$471

The following table summarizes Nevada Power's lease costs (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2019	2019

Variable	$113	$333
Operating	1	2
Finance:
Amortization	3	9
Interest	8	28
Total lease costs	$125	$372

Weighted-average remaining lease term (years):
Operating leases		7.7
Finance leases		30.9

Weighted-average discount rate:
Operating leases		4.5%
Finance leases		8.7%

The following table summarizes Nevada Power's supplemental cash flow information relating to leases (in millions):

Nine-Month Period
Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2)
Operating cash flows from finance leases	(29)
Financing cash flows from finance leases	(11)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$8

Nevada Power has the following remaining lease commitments as of (in millions):

	September 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$1	$13	$14	$3	$59	$62
2020	3	59	62	3	59	62
2021	3	63	66	3	61	64
2022	2	61	63	3	60	63
2023	2	51	53	2	50	52
Thereafter	9	715	724	10	709	719
Total undiscounted lease payments	20	962	982	$24	$998	$1,022
Less - amounts representing interest	(3)	(508)	(511)
Lease liabilities	$17	$454	$471

(1)     Amounts included for comparability and accounted for in accordance with ASC Topic 840, "Leases".

(5)	Regulatory Matters

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

2017 Tax Reform

In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Nevada Power to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Nevada Power filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Nevada Power filed a petition for judicial review. In January 2019, intervening parties filed statements of intent to participate in the petition for judicial review. Nevada Power has filed opening briefs and the intervening parties have filed answering briefs. Oral arguments on the petition have been scheduled for January 2020.

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

In November 2018, Boyd Gaming Corporation ("Boyd"), a customer of Nevada Power, filed an application with the PUCN to purchase energy from an alternative provider and become a distribution only service customer of Nevada Power. In June 2019, the PUCN approved an order allowing Boyd to purchase energy from another energy supplier subject to conditions, including paying an impact fee of $11 million. In September 2019, Boyd withdrew their application.

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Period		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Nondeductible expenses	—	3	—	3
Effects of ratemaking	—	1	—	—
Other	—	(1)	1	—
Effective income tax rate	21%	24%	22%	24%

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2019
Assets:
Money market mutual funds(1)	$261	$—	$—	$261
Investment funds	2	—	—	2
	$263	$—	$—	$263

Liabilities - commodity derivatives	$—	$—	$(18)	$(18)

As of December 31, 2018
Assets:
Commodity derivatives	$—	$—	$7	$7
Money market mutual funds(1)	104	—	—	104
Investment funds	1	—	—	1
	$105	$—	$7	$112

Liabilities - commodity derivatives	$—	$—	$(4)	$(4)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2019 and December 31, 2018, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Beginning balance	$(11)	$(9)	$3	$(3)
Changes in fair value recognized in regulatory assets	(13)	2	(30)	(6)
Settlements	6	—	9	2
Ending balance	$(18)	$(7)	$(18)	$(7)

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

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,350	$2,891	$2,353	$2,651

(10)	Commitments and Contingencies

Fuel, Capacity and Transmission Contract Commitments

In October 2019, Nevada Power terminated a power purchase agreement, due to the supplier's failure to satisfy its performance obligations as detailed in the agreement, that had minimum annual payments of approximately $60 million in 2019 through 2023 and $1,145 million in 2024 and thereafter, as of December 31, 2018.

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

(11)	Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Customer Revenue:
Retail:
Residential	$468	$484	$934	$989
Commercial	142	135	346	340
Industrial	169	164	351	351
Other	4	7	15	18
Total fully bundled	783	790	1,646	1,698
Distribution only service	9	9	24	24
Total retail	792	799	1,670	1,722
Wholesale, transmission and other	8	15	39	38
Total Customer Revenue	800	814	1,709	1,760
Other revenue	6	6	19	17
Total revenue	$806	$820	$1,728	$1,777

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

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of Nevada Power during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other usage factors. This discussion should be read in conjunction with Nevada Power's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Nevada Power's actual results in the future could differ significantly from the historical results.

Results of Operations for the Third Quarter and First Nine Months of 2019 and 2018

Overview

Net income for the third quarter of 2019 was $165 million, an increase of $1 million, or 1%, compared to 2018 primarily due to $37 million of lower operations and maintenance expense, mainly due to lower political activity expenses and a lower accrual for earnings sharing. This increase is largely offset by $36 million of lower utility margin, mainly due to lower customer volumes from the unfavorable impacts of weather.

Net income for the first nine months of 2019 was $240 million, an increase of $12 million, or 5%, compared to 2018 primarily due to $81 million of lower operations and maintenance expense, mainly due to lower political activity expenses, a lower accrual for earnings sharing and lower settlement costs associated with a personal injury claim in 2018. This increase is partially offset by $61 million of lower utility margin, mainly due to lower customer volumes from the unfavorable impacts of weather and lower average retail rates related to the tax rate reduction rider effective April 2018.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Utility margin:
Operating revenue	$806	$820	$(14)	(2)%	$1,728	$1,777	$(49)	(3)%
Cost of fuel and energy	353	331	22	7	752	740	12	2
Utility margin	453	489	(36)	(7)	976	1,037	(61)	(6)
Operations and maintenance	109	146	(37)	(25)	263	344	(81)	(24)
Depreciation and amortization	89	85	4	5	267	253	14	6
Property and other taxes	11	11	—	—	34	31	3	10
Operating income	$244	$247	$(3)	(1)	$412	$409	$3	1

A comparison of Nevada Power's key operating results is as follows:

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$806	$820	$(14)	(2)%	$1,728	$1,777	$(49)	(3)%
Cost of fuel and energy	353	331	22	7	752	740	12	2
Utility margin	$453	$489	$(36)	(7)	$976	$1,037	$(61)	(6)

GWh sold:
Residential	3,908	4,213	(305)	(7)%	7,692	8,299	(607)	(7)%
Commercial	1,569	1,568	1	—	3,698	3,759	(61)	(2)
Industrial	1,600	1,631	(31)	(2)	4,140	4,281	(141)	(3)
Other	49	61	(12)	(20)	143	157	(14)	(9)
Total fully bundled(1)	7,126	7,473	(347)	(5)	15,673	16,496	(823)	(5)
Distribution only service	786	775	11	1	2,006	1,938	68	4
Total retail	7,912	8,248	(336)	(4)	17,679	18,434	(755)	(4)
Wholesale	50	53	(3)	(6)	314	181	133	73
Total GWh sold	7,962	8,301	(339)	(4)	17,993	18,615	(622)	(3)

Average number of retail customers (in thousands):
Residential	843	828	15	2%	839	823	16	2%
Commercial	109	108	1	1	109	107	2	2
Industrial	2	2	—	—	2	2	—	—
Total	954	938	16	2	950	932	18	2

Average per MWh:
Revenue - fully bundled(1)	$109.94	$105.82	$4.12	4%	$105.04	$102.93	$2.11	2%
Wholesale	$36.63	$54.80	$(18.17)	(33)%	$35.64	$37.97	$(2.33)	(6)%
Total cost of energy(2)(3)	$48.80	$41.93	$6.87	16%	$48.33	$44.14	$4.19	9%

Heating degree days	—	—	—	—	1,108	839	269	32%
Cooling degree days	2,392	2,580	(188)	(7)%	3,511	4,072	(561)	(14)%

Sources of energy (GWh)(3)(4):
Natural gas	5,042	5,282	(240)	(5)%	10,296	11,295	(999)	(9)%
Coal	377	403	(26)	(6)	968	891	77	9
Renewables	20	20	—	—	50	56	(6)	(11)
Total energy generated	5,439	5,705	(266)	(5)	11,314	12,242	(928)	(8)
Energy purchased	1,787	2,214	(427)	(19)	4,958	5,209	(251)	(5)
Total	7,226	7,919	(693)	(9)	16,272	17,451	(1,179)	(7)
*    Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

(3)
The average total cost of energy per MWh and sources of energy excludes 15 and - GWh of coal and 199 and - GWh of gas generated energy that is purchased at cost by related parties for the third quarter of 2019 and 2018, respectively. The average total cost of energy per MWh and sources of energy excludes 133 and 93 GWh of coal and 1,122 and 1,043 GWh of gas generated energy that is purchased at cost by related parties for the first nine months of 2019 and 2018, respectively.

(4)	GWh amounts are net of energy used by the related generating facilities.

Utility margin decreased $36 million, or 7%, for the third quarter of 2019 compared to 2018 primarily due to $31 million of lower customer volumes primarily from the unfavorable impacts of weather and lower transmission revenue of $7 million, partially offset by $4 million of residential customer growth.

Operations and maintenance decreased $37 million, or 25%, for the third quarter of 2019 compared to 2018 primarily due to a lower accrual for earnings sharing, lower political activity expenses and the impacts of adopting ASC 842, "Leases" ("ASC 842").

Depreciation and amortization increased $4 million, or 5%, for the third quarter of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842 and higher plant placed in service.

Other income (expense) is unfavorable $(4) million, or (13)%, for the third quarter of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842 and higher non-service pension expense, partially offset by lower interest expense on long-term debt and higher dividend and interest income.

Income tax expense decreased $8 million, or 15%, for the third quarter of 2019 compared to 2018. The effective tax rate was 21% in 2019 and 24% in 2018 and decreased due to lower nondeductible expenses.

Utility margin decreased $61 million, or 6%, for the first nine months of 2019 compared to 2018 primarily due to:

•	$49 million in lower customer volumes primarily from the unfavorable impacts of weather,

•	$11 million in lower retail rates due to the tax rate reduction rider effective April 2018,

•	$4 million from lower transmission revenue, and

•	$3 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018.
The decrease in utility margin was offset by:

•	$7 million due to residential and commercial customer growth.

Operations and maintenance decreased $81 million, or 24%, for the first nine months of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842, lower political activity expenses, a lower accrual for earnings sharing and settlement costs associated with a personal injury claim in 2018.

Depreciation and amortization increased $14 million, or 6%, for the first nine months of 2019 compared to 2018 primarily due to the impacts of adopting ASC 842 and higher plant placed in service.

Property and other taxes increased $3 million, or 10%, for the first nine months of 2019 compared to 2018 due to a decrease in available abatements.

Other income (expense) is favorable $3 million, or 3%, for the first nine months of 2019 compared to 2018 primarily due to lower interest expense on long-term debt, higher dividend and interest income and higher other income due to a licensing agreement with a third party, partially offset by the impacts of adopting ASC 842 and higher non-service pension expense.

Income tax expense decreased $6 million, or 8%, for the first nine months of 2019 compared to 2018. The effective tax rate was 22% in 2019 and 24% in 2018 and decreased due to lower nondeductible expenses.

Liquidity and Capital Resources

As of September 30, 2019, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$276
Credit facility	400
Total net liquidity	$676
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018 were $555 million and $486 million, respectively. The change was due to lower interest payments for long-term debt, lower payments for operating costs, mainly due to lower political activity expenses, lower contributions to the pension plan, increased collections of customer advances, primarily relating to temporary deposits for solar power purchase agreements under construction and proceeds from a licensing agreement with a third party, partially offset by lower collections from customers due to the unfavorable impacts of weather, higher payments for income taxes and increased payment for fuel costs.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2019 and 2018 were $(281) million and $(202) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2019 and 2018 were $(111) million and $(263) million, respectively. The change was due to lower repayments of long-term debt, partially offset by lower proceeds from issuance of long-term debt and higher dividends paid to NV Energy, Inc. of $95 million in 2019.

In October 2019, Nevada Power declared and paid a dividend to NV Energy, Inc. of $200 million.

Long-Term Debt

In January 2019, Nevada Power issued $500 million of its 3.70% General and Refunding Mortgage Notes, Series CC, due May 2029. Nevada Power used the net proceeds to repay all of Nevada Power's $500 million 7.125% General and Refunding Mortgage Notes, Series V, maturing in March 2018.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) issue new long-term debt securities of up to $1.3 billion; (2) refinance up to $156 million of long-term debt securities; and (3) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective automatic shelf registration statement with the SEC to issue an indeterminate amount of general and refunding mortgage securities through October 2022.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2018	2019	2019

Distribution	93	148	201
Transmission system investment	6	18	27
Other	104	117	197
Total	$203	$283	$425

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

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2018 other than the power purchase agreement termination discussed below.

In October 2019, Nevada Power terminated a power purchase agreement, due to the supplier's failure to satisfy its performance obligations as detailed in the agreement, that had annual contractual cash obligations of approximately $60 million in 2019 through 2023 and $1,145 million in 2024 and thereafter, as of December 31, 2018.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of Sierra Pacific Power Company ("Sierra Pacific") as of September 30, 2019, the related statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 1, 2019

SIERRA PACIFIC POWER COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$64	$71
Trade receivables, net	98	100
Inventories	59	52
Regulatory assets	9	7
Other current assets	30	33
Total current assets	260	263

Property, plant and equipment, net	3,026	2,947
Regulatory assets	307	314
Other assets	75	45

Total assets	$3,668	$3,569

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$100	$116
Accrued interest	11	13
Accrued property, income and other taxes	28	14
Regulatory liabilities	42	18
Customer deposits	21	18
Other current liabilities	33	18
Total current liabilities	235	197

Long-term debt	1,135	1,120
Regulatory liabilities	487	491
Deferred income taxes	334	331
Other long-term liabilities	179	166
Total liabilities	2,370	2,305

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	187	153
Total shareholder's equity	1,298	1,264

Total liabilities and shareholder's equity	$3,668	$3,569

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$232	$225	$586	$575
Regulated natural gas	16	14	75	74
Total operating revenue	248	239	661	649

Operating expenses:
Cost of fuel and energy	93	90	254	245
Cost of natural gas purchased for resale	6	4	35	35
Operations and maintenance	46	53	130	140
Depreciation and amortization	31	30	94	89
Property and other taxes	5	6	17	18
Total operating expenses	181	183	530	527

Operating income	67	56	131	122

Other income (expense):
Interest expense	(12)	(12)	(36)	(33)
Allowance for borrowed funds	—	—	1	1
Allowance for equity funds	—	1	2	3
Other, net	1	3	4	8
Total other income (expense)	(11)	(8)	(29)	(21)

Income before income tax expense	56	48	102	101
Income tax expense	12	13	22	25
Net income	$44	$35	$80	$76

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2018	1,000	$—	$1,111	$102	$(1)	$1,212
Net income	—	—	—	35	—	35
Other equity transactions	—	—	—	1	—	1
Balance, September 30, 2018	1,000	$—	$1,111	$138	$(1)	$1,248

Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172
Net income	—	—	—	76	—	76
Balance, September 30, 2018	1,000	$—	$1,111	$138	$(1)	$1,248

Balance, June 30, 2019	1,000	$—	$1,111	$143	$—	$1,254
Net income	—	—	—	44	—	44
Balance, September 30, 2019	1,000	$—	$1,111	$187	$—	$1,298

Balance, December 31, 2018	1,000	$—	$1,111	$153	$—	$1,264
Net income	—	—	—	80	—	80
Dividends declared	—	—	—	(46)	—	(46)
Balance, September 30, 2019	1,000	$—	$1,111	$187	$—	$1,298

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$80	$76
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	94	89
Allowance for equity funds	(2)	(3)
Changes in regulatory assets and liabilities	30	32
Deferred income taxes and amortization of investment tax credits	(5)	9
Deferred energy	7	26
Amortization of deferred energy	(5)	(6)
Other, net	(3)	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	(3)	(3)
Inventories	(7)	(5)
Accrued property, income and other taxes	10	(2)
Accounts payable and other liabilities	(7)	(5)
Net cash flows from operating activities	189	208

Cash flows from investing activities:
Capital expenditures	(165)	(139)
Proceeds from sale of asset	1	—
Net cash flows from investing activities	(164)	(139)

Cash flows from financing activities:
Proceeds from long-term debt	125	—
Repayments of long-term debt	(109)	—
Dividends paid	(46)	—
Other, net	(3)	(2)
Net cash flows from financing activities	(33)	(2)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(8)	67
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	76	8
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$68	$75

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2019 and for the three- and nine-month periods ended September 30, 2019 and 2018. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2019 and 2018. The results of operations for the three- and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2018 describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies, except as disclosed in Note 4, during the nine-month period ended September 30, 2019.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2019 and December 31, 2018, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$64	$71
Restricted cash and cash equivalents included in other current assets	4	5
Total cash and cash equivalents and restricted cash and cash equivalents	$68	$76

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2019	2018
Utility plant:
Electric generation	25 - 60 years	$1,133	$1,132
Electric distribution	20 - 100 years	1,657	1,568
Electric transmission	50 - 100 years	831	812
Electric general and intangible plant	5 - 70 years	175	185
Natural gas distribution	35 - 70 years	415	403
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	322	321
Utility plant		4,547	4,435
Accumulated depreciation and amortization		(1,624)	(1,583)
Utility plant, net		2,923	2,852
Other non-regulated, net of accumulated depreciation and amortization	70 years	4	5
Plant, net		2,927	2,857
Construction work-in-progress		99	90
Property, plant and equipment, net		$3,026	$2,947

(4)	Leases

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

As of
September 30,
2019
Right-of-use assets:
Operating leases	$18
Finance leases	41
Total right-of-use assets	$59

Lease liabilities:
Operating leases	$18
Finance leases	42
Total lease liabilities	$60

The following table summarizes Sierra Pacific's lease costs (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30,	Ended September 30,
	2019	2019

Variable	$21	$51
Operating	—	1
Finance:
Amortization	—	1
Interest	1	2
Total lease costs	$22	$55

Weighted-average remaining lease term (years):
Operating leases		26.0
Finance leases		22.1

Weighted-average discount rate:
Operating leases		5.0%
Finance leases		7.2%

The following table summarizes Sierra Pacific's supplemental cash flow information relating to leases (in millions):

Nine-Month Period
Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2)
Operating cash flows from finance leases	(2)
Financing cash flows from finance leases	(2)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$5

Sierra Pacific has the following remaining lease commitments as of (in millions):

	September 30, 2019			December 31, 2018(1)
	Operating	Finance	Total	Operating	Capital	Total
2019	$—	$2	$2	$2	$6	$8
2020	2	6	8	2	4	6
2021	2	6	8	2	5	7
2022	1	5	6	1	4	5
2023	1	5	6	1	4	5
Thereafter	27	48	75	28	47	75
Total undiscounted lease payments	33	72	105	$36	$70	$106
Less - amounts representing interest	(15)	(30)	(45)
Lease liabilities	$18	$42	$60

(1)     Amounts included for comparability and accounted for in accordance with ASC Topic 840, "Leases".

(5)	Regulatory Matters

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

2017 Tax Reform

In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Sierra Pacific to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Sierra Pacific filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Sierra Pacific filed a petition for judicial review. In January 2019, intervening parties filed statements of intent to participate in the petition for judicial review. Sierra Pacific has filed opening briefs and the intervening parties have filed answering briefs. Oral arguments on the petition have been scheduled for January 2020.

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

In April 2019, Sierra Pacific entered into a re-offering of the following series of bonds: $30 million of its variable-rate tax-exempt Humboldt County Pollution Control Refunding Revenue Bonds, Series 2016B, due 2029; the Series 2016D bonds; the Series 2016E bonds; $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036; and $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036. The Series 2016B and Series 2016G bonds were offered at a fixed rate of 1.85%. The Series 2016D, Series 2016E and Series 2016F bonds were offered at a fixed rate of 2.05%. Sierra Pacific previously purchased the Series 2016B, Series 2016F and Series 2016G bonds on their date of issuance. Sierra Pacific holds the Series 2016C bonds and the bonds could be issued at a future date if required by future regulatory proceedings. Sierra Pacific used the net proceeds of the re-offering for general corporate purposes.

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

(7)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018

Federal statutory income tax rate	21%	21%	21%	21%
Nondeductible expenses	—	5	—	4
Effects of ratemaking	—	1	—	—
Other	—	—	1	—
Effective income tax rate	21%	27%	22%	25%

(8)	Employee Benefit Plans

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2019
Assets - money market mutual funds(1)	$56	$—	$—	$56

Liabilities - commodity derivatives	$—	$—	$(4)	$(4)

As of December 31, 2018
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds(1)	45	—	—	45
	$45	$—	$2	$47

(1)	Amounts are included in cash and cash equivalents on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of September 30, 2019		As of December 31, 2018
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,135	$1,270	$1,120	$1,167

(10)	Commitments and Contingencies

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

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended September 30,
	2019			2018
	Electric	Gas	Total	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$75	$11	$86	$76	$9	$85
Commercial	80	3	83	75	3	78
Industrial	58	1	59	59	1	60
Other	2	—	2	2	—	2
Total fully bundled	215	15	230	212	13	225
Distribution only service	1	—	1	1	—	1
Total retail	216	15	231	213	13	226
Wholesale, transmission and other	16	—	16	12	1	13
Total Customer Revenue	232	15	247	225	14	239
Other revenue	—	1	1	—	—	—
Total revenue	$232	$16	$248	$225	$14	$239

	Nine-Month Periods
	Ended September 30,
	2019			2018
	Electric	Gas	Total	Electric	Gas	Total
Customer Revenue:
Retail:
Residential	$201	$49	$250	$203	$48	$251
Commercial	188	18	206	190	18	208
Industrial	143	6	149	136	6	142
Other	5	—	5	5	—	5
Total fully bundled	537	73	610	534	72	606
Distribution only service	3	—	3	3	—	3
Total retail	540	73	613	537	72	609
Wholesale, transmission and other	44	—	44	35	1	36
Total Customer Revenue	584	73	657	572	73	645
Other revenue	2	2	4	3	1	4
Total revenue	$586	$75	$661	$575	$74	$649

(12)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2019	2018	2019	2018
Operating revenue:
Regulated electric	$232	$225	$586	$575
Regulated natural gas	16	14	75	74
Total operating revenue	$248	$239	$661	$649

Operating income:
Regulated electric	$67	$56	$119	$111
Regulated natural gas	—	—	12	11
Total operating income	67	56	131	122
Interest expense	(12)	(12)	(36)	(33)
Allowance for borrowed funds	—	—	1	1
Allowance for equity funds	—	1	2	3
Other, net	1	3	4	8
Income before income tax expense	$56	$48	$102	$101

	As of
	September 30,	December 31,
	2019	2018
Assets:
Regulated electric	$3,282	$3,177
Regulated natural gas	304	314
Regulated common assets(1)	82	78
Total assets	$3,668	$3,569

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

The following is management's discussion and analysis of certain significant factors that have affected the financial condition and results of operations of Sierra Pacific during the periods included herein. Explanations include management's best estimate of the impact of weather, customer growth and other usage factors. This discussion should be read in conjunction with Sierra Pacific's historical unaudited Financial Statements and Notes to Financial Statements in Part I, Item 1 of this Form 10-Q. Sierra Pacific's actual results in the future could differ significantly from the historical results.

Results of Operations for the Third Quarter and First Nine Months of 2019 and 2018

Overview

Net income for the third quarter of 2019 was $44 million, an increase of $9 million, or 26%, compared to 2018 primarily due to $7 million of lower operations and maintenance expense, mainly due to lower political activity expenses, and $4 million of higher electric utility margin, mainly due to higher transmission revenue.

Net income for the first nine months of 2019 was $80 million, an increase of $4 million, or 5%, compared to 2018 primarily due to $10 million of lower operations and maintenance expense, mainly due to lower political activity expenses, and $2 million of higher electric utility margin, mainly due to $5 million of higher transmission revenue and $3 million of customer growth, partially offset by lower average retail rates related to the tax rate reduction rider effective April 2018. These increases are partially offset by $4 million of unfavorable other, net, mainly due to higher non-service pension expense.

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
Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Electric utility margin:
Electric operating revenue	$232	$225	$7	3%	$586	$575	$11	2%
Cost of fuel and energy	93	90	3	3	254	245	9	4
Electric utility margin	139	135	4	3	332	330	2	1

Natural gas utility margin:
Natural gas operating revenue	16	14	2	14%	75	74	1	1%
Cost of natural gas purchased for resale	6	4	2	50	35	35	—	—
Natural gas utility margin	10	10	—	—	40	39	1	3

Utility margin	149	145	4	3%	372	369	3	1%

Operations and maintenance	46	53	(7)	(13)%	130	140	(10)	(7)%
Depreciation and amortization	31	30	1	3	94	89	5	6
Property and other taxes	5	6	(1)	(17)	17	18	(1)	(6)
Operating income	$67	$56	$11	20%	$131	$122	$9	7%

A comparison of Sierra Pacific's key operating results is as follows:

Electric Utility Margin

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Electric utility margin (in millions):
Electric operating revenue	$232	$225	$7	3%	$586	$575	$11	2%
Cost of fuel and energy	93	90	3	3	254	245	9	4
Electric utility margin	$139	$135	$4	3	$332	$330	$2	1

GWh sold:
Residential	696	737	(41)	(6)%	1,881	1,877	4	—%
Commercial	903	874	29	3	2,281	2,282	(1)	—
Industrial	886	867	19	2	2,815	2,497	318	13
Other	4	4	—	—	12	12	—	—
Total fully bundled(1)	2,489	2,482	7	—	6,989	6,668	321	5
Distribution only service	416	375	41	11	1,212	1,124	88	8
Total retail	2,905	2,857	48	2	8,201	7,792	409	5
Wholesale	100	109	(9)	(8)	458	391	67	17
Total GWh sold	3,005	2,966	39	1	8,659	8,183	476	6

Average number of retail customers (in thousands):
Residential	305	300	5	2%	304	299	5	2%
Commercial	48	48	—	—	48	48	—	—
Total	353	348	5	1	352	347	5	1

Average per MWh:
Revenue - fully bundled(1)	$85.85	$84.84	$1.01	1%	$76.73	$80.02	$(3.29)	(4)%
Revenue - wholesale	$46.68	$58.09	$(11.41)	(20)%	$50.03	$49.92	$0.11	—%
Total cost of energy(2)	$33.33	$36.76	$(3.43)	(9)%	$32.05	$34.57	$(2.52)	(7)%

Heating degree days	119	14	105	*	2,882	2,639	243	9%
Cooling degree days	891	1,043	(152)	(15)%	1,107	1,283	(176)	(14)%

Sources of energy (GWh)(2)(3):
Natural gas	1,468	1,480	(12)	(1)%	3,714	3,615	99	3%
Coal	376	361	15	4	928	558	370	66
Renewables(4)	13	12	1	8	30	30	—	—
Total energy generated	1,857	1,853	4	—	4,672	4,203	469	11
Energy purchased	937	785	152	19	3,243	3,090	153	5
Total	2,794	2,638	156	6	7,915	7,293	622	9
*     Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh and sources of energy excludes - and 35 GWh of coal and - and 136 GWh of gas generated energy that is purchased at cost by related parties for the third quarter of 2019 and 2018, respectively. The average total cost of energy per MWh and sources of energy excludes - and 54 GWh of coal and - and 185 GWh of gas generated energy that is purchased at cost by related parties for the first nine months of 2019 and 2018, respectively.

(3)	GWh amounts are net of energy used by the related generating facilities.

(4)	Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.

Natural Gas Utility Margin

	Third Quarter				First Nine Months
	2019	2018	Change		2019	2018	Change
Natural gas utility margin (in millions):
Natural gas operating revenue	$16	$14	$2	14%	$75	$74	$1	1%
Cost of natural gas purchased for resale	6	4	2	50	35	35	—	—
Natural gas utility margin	$10	$10	$—	—	$40	$39	$1	3

Dths sold (in thousands):
Residential	814	740	74	10%	7,454	6,520	934	14%
Commercial	491	464	27	6	3,878	3,364	514	15
Industrial	278	267	11	4	1,357	1,364	(7)	(1)
Total retail	1,583	1,471	112	8	12,689	11,248	1,441	13

Average number of retail customers (in thousands)	171	167	4	2%	170	167	3	2%
Average revenue per retail Dth sold	$10.11	$8.98	$1.13	13%	$5.91	$6.44	$(0.53)	(8)%
Average cost of natural gas per retail Dth sold	$3.79	$2.69	$1.10	41%	$2.76	$3.11	$(0.35)	(11)%
Heating degree days	119	14	105	*	2,882	2,639	243	9%

*     Not meaningful

Electric utility margin increased $4 million, or 3%, for the third quarter of 2019 compared to 2018 primarily due to higher transmission revenue of $5 million, partially offset by $2 million of lower residential volumes primarily from the impacts of weather.

Operations and maintenance decreased $7 million, or 13%, for the third quarter of 2019 compared to 2018 primarily due to lower political activity expenses and the impacts of adopting ASC 842, "Leases" ("ASC 842").

Depreciation and amortization increased $1 million, or 3%, for the third quarter of 2019 compared to 2018 primarily due to higher plant placed in service and the impacts of adopting ASC 842.

Other income (expense) is unfavorable $3 million, or 38%, for the third quarter of 2019 compared to 2018 primarily due to higher non-service pension expense and the impacts of adopting ASC 842.

Income tax expense decreased $1 million, or 8%, for the third quarter of 2019 compared to 2018. The effective tax rate was 21% in 2019 and 27% in 2018 and decreased due to lower nondeductible expenses.

Electric utility margin increased $2 million, or 1%, for the first nine months of 2019 compared to 2018 primarily due to:

•	$5 million of higher transmission revenue, and

•	$3 million of customer growth.
The increase in electric utility margin was offset by:

•	$6 million in lower retail rates due to the tax rate reduction rider effective April 2018.

Operations and maintenance decreased $10 million, or 7%, for the first nine months of 2019 compared to 2018 primarily due to lower political activity expenses and the impacts of adopting ASC 842, partially offset by higher generation plant costs.

Depreciation and amortization increased $5 million, or 6%, for the first nine months of 2019 compared to 2018 primarily due to higher plant placed in service and the impacts of adopting ASC 842.

Other income (expense) is unfavorable $8 million, or 38%, for the first nine months of 2019 compared to 2018 primarily due to higher non-service pension expense and the impacts of adopting ASC 842.

Income tax expense decreased $3 million, or 12%, for the first nine months of 2019 compared to 2018. The effective tax rate was 22% in 2019 and 25% in 2018 and decreased due to lower nondeductible expenses.

Liquidity and Capital Resources

As of September 30, 2019, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$64
Credit facility	250
Total net liquidity	$314
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2019 and 2018 were $189 million and $208 million, respectively. The change was primarily due to an increase in fuel costs, higher inventory purchases, decreased collections of customer advances, lower collections from customers due to the unfavorable impacts of weather and the refunding of a credit deposit to a customer, partially offset by lower payments for operating costs, mainly due to lower political activity expenses, and lower contributions to the pension plan.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2019 and 2018 were $(164) million and $(139) million, respectively. The change was due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2019 and 2018 were $(33) million and $(2) million, respectively. The change was due to higher payments to repurchase long-term debt and dividends paid to NV Energy, Inc. of $46 million, partially offset by higher proceeds from the re-offering of previously repurchased long-term debt.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2018	2019	2019

Distribution	$101	$117	$169
Transmission system investment	3	10	16
Other	35	38	66
Total	$139	$165	$251

Sierra Pacific's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for transmission, distribution, generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of September 30, 2019, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2018.

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

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2018. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2018. Refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2019.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Trust Deed, dated as of May 24, 2019, among Northern Electric Finance plc, Northern Powergrid (Northeast) Limited, and HSBC Corporate Trustee Company (UK) Limited, relating to the £150,000,000 in principal amount of the 2.75% Guaranteed Bonds due 2049 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

4.2
Amendment No. 1 to the Fiscal Agency Agreement, dated as of July 17, 2018, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to an additional $200,000,000 in principal amount of the 4.30% Senior Bonds due 2049 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

4.3
Trust Deed, dated as of October 9, 2019, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £300,000,000 in principal amount of the 2.25% Bonds due 2059.

10.1
$3,500,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.2
Amendment and Restatement £150,000,000 Facility Agreement, dated as of October 18, 2019, among Northern Powergrid Holdings Company, as Guarantor, Northern Powergrid (Yorkshire) plc and Northern Powergrid (Northeast) Limited, as Borrowers, and Santander UK plc, Lloyds Bank plc and National Westminster Bank plc, as Original Lenders.

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

4.4
Thirtieth Supplemental Indenture, dated as of March 1, 2019, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated March 1, 2019).

10.3
$600,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.2 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.4
$600,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.3 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

4.5
Amendment Number 1 to the Eighth Supplemental Indenture, dated as of October 15, 2019, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2019).

4.6
Ninth Supplemental Indenture, dated as of October 15, 2019, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2019).

10.5
$900,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.6
$400,000,000 Credit Agreement, dated as of August 30, 2019 among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, and Mizuho Bank, LTD., as Administrative Agent.

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.7
$400,000,000 Third Amended and Restated Credit Agreement, dated as of May 31, 2019, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.8
$250,000,000 Third Amended and Restated Credit Agreement, dated as of May 31, 2019, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: November 1, 2019	/s/ Patrick J. Goodman
Patrick J. Goodman
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: November 1, 2019	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: November 1, 2019	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: November 1, 2019	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: November 1, 2019	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)