Form 10-Q
period 2020-03-31
BERKSHIRE HATHAWAY ENERGY CO; SIERRA PACIFIC POWER CO; NEVADA POWER CO; PACIFICORP /OR/; MIDAMERICAN ENERGY CO; MIDAMERICAN FUNDING LLC
filed 2020-05-04
CIK 1081316, 90144, 71180, 75594, 928576, 1098296

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to _______

Exact name of registrant as specified in its charter
State or other jurisdiction of incorporation or organization
Commission	Address of principal executive offices	IRS Employer
File Number	Registrant's telephone number, including area code	Identification No.
001-14881	BERKSHIRE HATHAWAY ENERGY COMPANY	94-2213782
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
Yes  ☐  No  ☒

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 30, 2020, 76,368,874 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of April 30, 2020, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2020.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2020, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2020, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of April 30, 2020, 1,000 shares of common stock, $3.75 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and Sierra Pacific Power Company
Registrants	Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, MidAmerican Energy, Nevada Power and Sierra Pacific
Northern Powergrid	Northern Powergrid Holdings Company
BHE Pipeline Group	Northern Natural Gas and Kern River
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables	BHE Renewables, LLC and CalEnergy Philippines
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company
Domestic Regulated Businesses	PacifiCorp, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Northern Natural Gas Company and Kern River Gas Transmission Company
Topaz	Topaz Solar Farms LLC
Agua Caliente	Agua Caliente Solar, LLC

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AB 1054	California Assembly Bill 1054
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
COVID-19	Coronavirus Disease 2019
CPUC	California Public Utilities Commission
DEAA	Deferred Energy Accounting Adjustment
Dth	Decatherm
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency

FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GWh	Gigawatt Hour
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
ICC	Illinois Commerce Commission
IRP	Integrated Resource Plan
kV	Kilovolt
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt Hour
OATT	Open Access Transmission Tariff
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RAC	Renewable Adjustment Clause
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

•
the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the control of each respective Registrant or by a breakdown or failure of the Registrants' operating assets, including severe storms, floods, fires, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars, terrorism, pandemics (including potentially in relation to COVID-19), embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;

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

v

Item 1.	Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	27
PacifiCorp and its subsidiaries	67
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	100
Nevada Power Company and its subsidiaries	123
Sierra Pacific Power Company	141

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2020, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding changes in accounting principles. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2020

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$2,071	$1,040
Restricted cash and cash equivalents	217	212
Trade receivables, net	1,772	1,910
Inventories	912	873
Mortgage loans held for sale	1,183	1,039
Other current assets	1,229	839
Total current assets	7,384	5,913

Property, plant and equipment, net	72,664	73,305
Goodwill	9,562	9,722
Regulatory assets	2,834	2,766
Investments and restricted cash and cash equivalents and investments	6,293	6,255
Other assets	2,069	2,090

Total assets	$100,806	$100,051

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,542	$1,839
Accrued interest	514	493
Accrued property, income and other taxes	417	537
Accrued employee expenses	296	285
Short-term debt	2,088	3,214
Current portion of long-term debt	1,324	2,539
Other current liabilities	1,634	1,350
Total current liabilities	7,815	10,257

BHE senior debt	11,010	8,231
BHE junior subordinated debentures	100	100
Subsidiary debt	29,061	28,483
Regulatory liabilities	6,957	7,100
Deferred income taxes	9,677	9,653
Other long-term liabilities	3,614	3,649
Total liabilities	68,234	67,473

Commitments and contingencies (Note 8)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 76 and 77 shares issued and outstanding	—	—
Additional paid-in capital	6,382	6,389
Long-term income tax receivable	(530)	(530)
Retained earnings	28,846	28,296
Accumulated other comprehensive loss, net	(2,253)	(1,706)
Total BHE shareholders' equity	32,445	32,449
Noncontrolling interests	127	129
Total equity	32,572	32,578

Total liabilities and equity	$100,806	$100,051

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Energy	$3,634	$3,825
Real estate	893	785
Total operating revenue	4,527	4,610

Operating expenses:
Energy:
Cost of sales	1,038	1,214
Operations and maintenance	737	802
Depreciation and amortization	809	720
Property and other taxes	151	149
Real estate	873	806
Total operating expenses	3,608	3,691

Operating income	919	919

Other income (expense):
Interest expense	(483)	(477)
Capitalized interest	17	16
Allowance for equity funds	34	32
Interest and dividend income	20	30
Gains (losses) on marketable securities, net	27	(68)
Other, net	(27)	35
Total other income (expense)	(412)	(432)

Income before income tax benefit and equity loss	507	487
Income tax benefit	(184)	(148)
Equity loss	(18)	(10)
Net income	673	625
Net income attributable to noncontrolling interests	3	3
Net income attributable to BHE shareholders	$670	$622

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019

Net income	$673	$625

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $11 and $(7)	34	(32)
Foreign currency translation adjustment	(548)	155
Unrealized losses on cash flow hedges, net of tax of $(10) and $(2)	(33)	(8)
Total other comprehensive (loss) income, net of tax	(547)	115

Comprehensive income	126	740
Comprehensive income attributable to noncontrolling interests	3	3
Comprehensive income attributable to BHE shareholders	$123	$737

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Common		Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Shares	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, December 31, 2018	77	$—	$6,371	$(457)	$25,624	$(1,945)	$130	$29,723
Net income	—	—	—	—	622	—	3	625
Other comprehensive income	—	—	—	—	—	115	—	115
Common stock purchases	—	—	(16)	—	(277)	—	—	(293)
Distributions	—	—	—	—	—	—	(7)	(7)
Other equity transactions	—	—	—	—	(1)	—	—	(1)
Balance, March 31, 2019	77	$—	$6,355	$(457)	$25,968	$(1,830)	$126	$30,162

Balance, December 31, 2019	77	$—	$6,389	$(530)	$28,296	$(1,706)	$129	$32,578
Net income	—	—	—	—	670	—	3	673
Other comprehensive loss	—	—	—	—	—	(547)	—	(547)
Common stock purchases	(1)	—	(6)	—	(120)	—	—	(126)
Distributions	—	—	—	—	—	—	(5)	(5)
Other equity transactions	—	—	(1)	—	—	—	—	(1)
Balance, March 31, 2020	76	$—	$6,382	$(530)	$28,846	$(2,253)	$127	$32,572

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$673	$625
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on marketable securities, net	(27)	68
Depreciation and amortization	821	733
Allowance for equity funds	(34)	(32)
Equity loss, net of distributions	29	26
Changes in regulatory assets and liabilities	—	(52)
Deferred income taxes and amortization of investment tax credits	47	(21)
Other, net	63	1
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(118)	144
Derivative collateral, net	(19)	(3)
Pension and other postretirement benefit plans	(23)	(21)
Accrued property, income and other taxes, net	(364)	(48)
Accounts payable and other liabilities	117	68
Net cash flows from operating activities	1,165	1,488

Cash flows from investing activities:
Capital expenditures	(1,356)	(1,393)
Acquisitions, net of cash acquired	—	(26)
Purchases of marketable securities	(188)	(159)
Proceeds from sales of marketable securities	180	153
Equity method investments	(153)	(7)
Other, net	43	17
Net cash flows from investing activities	(1,474)	(1,415)

Cash flows from financing activities:
Proceeds from BHE senior debt	3,231	—
Repayments of BHE senior debt	(350)	—
Common stock purchases	(126)	(293)
Proceeds from subsidiary debt	1,093	2,945
Repayments of subsidiary debt	(1,347)	(1,420)
Net repayments of short-term debt	(1,109)	(311)
Other, net	(34)	(21)
Net cash flows from financing activities	1,358	900

Effect of exchange rate changes	(13)	1

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,036	974
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,268	883
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,304	$1,857

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

The Company's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding, LLC ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. ("NV Energy") (which primarily consists of Nevada Power Company ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("BHE Canada") (which primarily consists of AltaLink, L.P. ("AltaLink")) and BHE U.S. Transmission, LLC), BHE Renewables (which primarily consists of BHE Renewables, LLC and CalEnergy Philippines) and HomeServices of America, Inc. (collectively with its subsidiaries, "HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by the Company. While the rapid outbreak of COVID-19 has not had a material impact on the Company's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. The duration and extent of COVID-19 and its future impact on the Company's businesses cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of the Company's unaudited Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets, goodwill and other intangible assets for impairment, expected credit losses on amounts owed to the Company and potential regulatory deferral or recovery of certain costs may be subject to significant adjustments in future periods.

(2)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2020	2019
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$80,530	$81,127
Interstate natural gas pipeline assets	3-80 years	8,181	8,165
		88,711	89,292
Accumulated depreciation and amortization		(26,414)	(26,353)
Regulated assets, net		62,297	62,939

Nonregulated assets:
Independent power plants	5-30 years	6,994	6,983
Other assets	3-30 years	1,798	1,834
		8,792	8,817
Accumulated depreciation and amortization		(2,244)	(2,183)
Nonregulated assets, net		6,548	6,634

Net operating assets		68,845	69,573
Construction work-in-progress		3,819	3,732
Property, plant and equipment, net		$72,664	$73,305

Construction work-in-progress includes $3.7 billion as of March 31, 2020 and $3.6 billion as of December 31, 2019, related to the construction of regulated assets.

(3)	Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2020	2019
Investments:
BYD Company Limited common stock	$1,176	$1,122
Rabbi trusts	364	410
Other	171	187
Total investments	1,711	1,719

Equity method investments:
BHE Renewables tax equity investments	3,232	3,130
Electric Transmission Texas, LLC	562	555
Bridger Coal Company	77	81
Other	182	181
Total equity method investments	4,053	3,947

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	541	599
Other restricted cash and cash equivalents	233	230
Total restricted cash and cash equivalents and investments	774	829

Total investments and restricted cash and cash equivalents and investments	$6,538	$6,495

Reflected as:
Current assets	$245	$240
Noncurrent assets	6,293	6,255
Total investments and restricted cash and cash equivalents and investments	$6,538	$6,495

Investments

Gains (losses) on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Unrealized gains (losses) recognized on marketable securities still held at the reporting date	$25	$(68)
Net gains recognized on marketable securities sold during the period	2	—
Gains (losses) on marketable securities, net	$27	$(68)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$2,071	$1,040
Restricted cash and cash equivalents	217	212
Investments and restricted cash and cash equivalents and investments	16	16
Total cash and cash equivalents and restricted cash and cash equivalents	$2,304	$1,268

(4)	Recent Financing Transactions

Long-Term Debt

In April 2020, PacifiCorp issued $400 million of its 2.70% First Mortgage Bonds due 2030 and $600 million of its 3.30% First Mortgage Bonds due 2051. PacifiCorp intends to use the net proceeds to fund capital expenditures, primarily for renewable resources and associated transmission projects, and for general corporate purposes.

In March 2020, BHE issued $1.25 billion of its 4.05% Senior Notes due 2025, $1.1 billion of its 3.70% Senior Notes due 2030 and $900 million of its 4.25% Senior Notes due 2050. BHE used the net proceeds to refinance a portion of the Company's short-term indebtedness and for general corporate purposes.

In January 2020, Nevada Power issued $425 million of its 2.40% General and Refunding Mortgage Notes, Series DD, due 2030 and $300 million of its 3.125% General and Refunding Mortgage Notes, Series EE, due 2050. Nevada Power used the net proceeds for the early redemption of $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020 and for general corporate purposes.

In January 2020, Pinyon Pines I and II issued $382 million of fifteen year variable-rate term loans due 2034 with a portion of the proceeds used to repay $284 million of existing variable-rate term loans due April 2020. The new term loans amortize semiannually and have variable interest rates based on LIBOR plus a margin that varies during the terms of the agreements. The Company has entered into interest rate swaps that fix the interest rate on 100% of the new term loans. The variable interest rate as of March 31, 2020 was 2.61% while the fixed interest rate as of March 31, 2020 was 3.23%.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2020	2019

Federal statutory income tax rate	21%	21%
Income tax credits	(46)	(29)
State income tax, net of federal income tax benefit	—	(17)
Income tax effect of foreign income	(3)	(3)
Effects of ratemaking	(8)	(3)
Equity income	(1)	(1)
Other, net	1	2
Effective income tax rate	(36)%	(30)%

Income tax credits relate primarily to production tax credits ("PTCs") from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and the majority of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. For the three-month periods ended March 31, 2020 and 2019, the Company made payments for federal income taxes to Berkshire Hathaway totaling $100 million and $- million, respectively.

(6)	Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Pension:
Service cost	$3	$4
Interest cost	23	27
Expected return on plan assets	(35)	(38)
Net amortization	9	9
Net periodic benefit cost	$—	$2

Other postretirement:
Service cost	$1	$2
Interest cost	6	6
Expected return on plan assets	(9)	(10)
Net amortization	(1)	(2)
Net periodic benefit credit	$(3)	$(4)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $1 million, respectively, during 2020. As of March 31, 2020, $3 million and $- million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit (credit) cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019

Service cost	$4	$4
Interest cost	10	13
Expected return on plan assets	(25)	(25)
Net amortization	10	9
Net periodic benefit (credit) cost	$(1)	$1

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £43 million during 2020. As of March 31, 2020, £11 million, or $14 million, of contributions had been made to the United Kingdom pension plan.

(7)	Fair Value Measurements

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2020
Assets:
Commodity derivatives	$1	$38	$105	$(20)	$124
Interest rate derivatives	—	5	51	—	56
Mortgage loans held for sale	—	1,183	—	—	1,183
Money market mutual funds(2)	1,750	—	—	—	1,750
Debt securities:
United States government obligations	154	—	—	—	154
International government obligations	—	4	—	—	4
Corporate obligations	—	66	—	—	66
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	300	—	—	—	300
International companies	1,185	—	—	—	1,185
Investment funds	172	—	—	—	172
	$3,562	$1,300	$156	$(20)	$4,998
Liabilities:
Commodity derivatives	$(3)	$(167)	$(53)	$112	$(111)
Interest rate derivatives	(4)	(65)	(6)	—	(75)
	$(7)	$(232)	$(59)	$112	$(186)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2019
Assets:
Commodity derivatives	$—	$45	$108	$(24)	$129
Interest rate derivatives	—	2	14	—	16
Mortgage loans held for sale	—	1,039	—	—	1,039
Money market mutual funds(2)	824	—	—	—	824
Debt securities:
United States government obligations	189	—	—	—	189
International government obligations	—	4	—	—	4
Corporate obligations	—	58	—	—	58
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	336	—	—	—	336
International companies	1,131	—	—	—	1,131
Investment funds	169	—	—	—	169
	$2,649	$1,150	$122	$(24)	$3,897
Liabilities:
Commodity derivatives	$(4)	$(143)	$(11)	$103	$(55)
Interest rate derivatives	(2)	(19)	—	—	(21)
	$(6)	$(162)	$(11)	$103	$(76)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $92 million and $79 million as of March 31, 2020 and December 31, 2019, respectively.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2020:
Beginning balance	$97	$14
Changes included in earnings	(3)	72
Changes in fair value recognized in net regulatory assets	(40)	—
Purchases	2	—
Settlements	(4)	(41)
Ending balance	$52	$45

2019:
Beginning balance	$99	$10
Changes included in earnings	(3)	53
Changes in fair value recognized in net regulatory assets	(11)	—
Purchases	1	—
Settlements	—	(45)
Ending balance	$86	$18

The Company's long-term debt is carried at cost, including fair value adjustments and unamortized premiums, discounts and debt issuance costs as applicable, on the Consolidated Balance Sheets. The fair value of the Company's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of the Company's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of the Company's long-term debt (in millions):

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$41,495	$47,220	$39,353	$46,004

(8)	Commitments and Contingencies

Construction Commitments

During the three-month period ended March 31, 2020, MidAmerican Energy entered into firm construction commitments totaling $269 million for the remainder of 2020 through 2021 related to the construction of wind-powered generating facilities in Iowa.

Easements

During the three-month period ended March 31, 2020, MidAmerican Energy entered into non-cancelable easements with minimum payment commitments totaling $95 million through 2060 for land in Iowa on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the three-month period ended March 31, 2020, MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $72 million through 2031.

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("PG&E Bankruptcy Filing"). The Company owns 100% of Topaz Solar Farm LLC ("Topaz") and owns a 49% interest in Agua Caliente Solar, LLC ("Agua Caliente"). Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and renewable energy credits ("RECs") generated from the facility to PG&E Utility under a 25-year wholesale power purchase agreement ("PPA") that is in effect until October 2039. As of March 31, 2020, the Company's consolidated balance sheet includes $1.0 billion of property, plant and equipment, net and $0.8 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and RECs generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until June 2039. As of March 31, 2020, the Company's equity investment in Agua Caliente totals $76 million and the project has $0.7 billion of non-recourse project debt owed to the United States Department of Energy. The PG&E Bankruptcy Filing is an event of default under the Topaz PPA ("PPA Default"). PG&E has paid in full all amounts invoiced to date for post-petition energy deliveries for both Topaz and Agua Caliente. PG&E has not paid for the power delivered from January 1 through January 28, 2019. The Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company maintains that, in light of the current facts and circumstances, the PPA Default could not reasonably be expected to result in a material adverse effect under the Topaz indenture and, therefore, no default has occurred under the Topaz indenture. In July 2019, the California Governor signed California Assembly Bill 1054 ("AB 1054") into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California that, among other items, authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities, including PG&E, participate by making the required contributions, among other things. In July 2019, PG&E notified the California Public Utilities Commission ("CPUC") of its intent to participate in the insurance fund and such participation requires, among other items, PG&E to exit bankruptcy by June 30, 2020. The Company believes it is more likely than not that no impairment exists and current debt obligations will be met, as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation, including continued receipt of future PG&E payments and the future risk of the PPAs being rejected or modified through the bankruptcy process.

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

(9)	Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated energy and nonregulated energy, with further disaggregation of regulated energy by customer class and line of business, including a reconciliation to the Company's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended March 31, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,122	$410	$529	$—	$—	$—	$—	$—	$2,061
Retail gas	—	187	47	—	—	—	—	—	234
Wholesale	—	64	14	—	—	—	—	(1)	77
Transmission and distribution	22	15	23	233	—	169	—	—	462
Interstate pipeline	—	—	—	—	400	—	—	(48)	352
Other	26	—	1	—	—	—	—	—	27
Total Regulated	1,170	676	614	233	400	169	—	(49)	3,213
Nonregulated	—	6	1	7	—	3	159	127	303
Total Customer Revenue	1,170	682	615	240	400	172	159	78	3,516
Other revenue	36	4	7	26	1	—	19	25	118
Total	$1,206	$686	$622	$266	$401	$172	$178	$103	$3,634

	For the Three-Month Period Ended March 31, 2019
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,186	$443	$527	$—	$—	$—	$—	$—	$2,156
Retail gas	—	260	37	—	—	—	—	—	297
Wholesale	28	110	18	—	—	—	—	—	156
Transmission and distribution	25	16	24	230	—	167	—	—	462
Interstate pipeline	—	—	—	—	372	—	—	(37)	335
Other	—	—	1	—	—	—	—	—	1
Total Regulated	1,239	829	607	230	372	167	—	(37)	3,407
Nonregulated	—	6	—	8	—	1	126	139	280
Total Customer Revenue	1,239	835	607	238	372	168	126	102	3,687
Other revenue(2)	20	7	7	25	(1)	—	41	39	138
Total	$1,259	$842	$614	$263	$371	$168	$167	$141	$3,825

(1)	The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

(2)	Includes net payments to counterparties for the financial settlement of certain derivative contracts at BHE Pipeline Group.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2020	2019
Customer Revenue:
Brokerage	$777	$711
Franchise	16	14
Total Customer Revenue	793	725
Other revenue	100	60
Total	$893	$785

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2020, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$888	$4,882	$5,770

(10)	BHE Shareholders' Equity

For the three-month periods ended March 31, 2020 and 2019, BHE repurchased 180,358 shares of its common stock for $126 million and 447,712 shares of its common stock for $293 million, respectively.

(11)	Components of Other Comprehensive Income (Loss), Net

The following table shows the change in AOCI attributable to BHE shareholders by each component of OCI, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized	AOCI
	Amounts on	Currency	Gains (Losses)	Attributable
	Retirement	Translation	on Cash	To BHE
	Benefits	Adjustment	Flow Hedges	Shareholders, Net

Balance, December 31, 2018	$(358)	$(1,623)	$36	$(1,945)
Other comprehensive (loss) income	(32)	155	(8)	115
Balance, March 31, 2019	$(390)	$(1,468)	$28	$(1,830)

Balance, December 31, 2019	$(417)	$(1,296)	$7	$(1,706)
Other comprehensive income (loss)	34	(548)	(33)	(547)
Balance, March 31, 2020	$(383)	$(1,844)	$(26)	$(2,253)

(12)	Segment Information

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

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
PacifiCorp	$1,206	$1,259
MidAmerican Funding	686	842
NV Energy	622	614
Northern Powergrid	266	263
BHE Pipeline Group	401	371
BHE Transmission	172	168
BHE Renewables	178	167
HomeServices	893	785
BHE and Other(1)	103	141
Total operating revenue	$4,527	$4,610

Depreciation and amortization:
PacifiCorp	$252	$205
MidAmerican Funding	176	177
NV Energy	124	120
Northern Powergrid	63	63
BHE Pipeline Group	64	28
BHE Transmission	60	58
BHE Renewables	71	70
HomeServices	11	13
BHE and Other(1)	—	(1)
Total depreciation and amortization	$821	$733

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating income:
PacifiCorp	$234	$284
MidAmerican Funding	102	116
NV Energy	79	84
Northern Powergrid	132	129
BHE Pipeline Group	249	243
BHE Transmission	76	76
BHE Renewables	17	18
HomeServices	20	(21)
BHE and Other(1)	10	(10)
Total operating income	919	919
Interest expense	(483)	(477)
Capitalized interest	17	16
Allowance for equity funds	34	32
Interest and dividend income	20	30
Gains (losses) on marketable securities, net	27	(68)
Other, net	(27)	35
Total income before income tax expense and equity income	$507	$487

Interest expense:
PacifiCorp	$102	$96
MidAmerican Funding	81	75
NV Energy	58	62
Northern Powergrid	32	34
BHE Pipeline Group	14	12
BHE Transmission	38	39
BHE Renewables	42	44
HomeServices	5	7
BHE and Other(1)	111	108
Total interest expense	$483	$477

Operating revenue by country:
United States	$4,089	$4,177
United Kingdom	266	263
Canada	171	168
Philippines and other	1	2
Total operating revenue by country	$4,527	$4,610

Income before income tax benefit and equity loss by country:
United States	$354	$336
United Kingdom	109	103
Canada	40	40
Philippines and other	4	8
Total income before income tax benefit and equity loss by country	$507	$487

	As of
	March 31,	December 31,
	2020	2019
Assets:
PacifiCorp	$24,953	$24,861
MidAmerican Funding	22,693	22,664
NV Energy	14,283	14,128
Northern Powergrid	7,686	8,385
BHE Pipeline Group	6,127	6,100
BHE Transmission	8,186	8,776
BHE Renewables	10,139	9,961
HomeServices	4,144	3,846
BHE and Other(1)	2,595	1,330
Total assets	$100,806	$100,051

(1)
The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2020 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2019	$1,129	$2,102	$2,369	$978	$73	$1,520	$95	$1,456	$9,722
Foreign currency translation	—	—	—	(44)	—	(116)	—	—	(160)
March 31, 2020	$1,129	$2,102	$2,369	$934	$73	$1,404	$95	$1,456	$9,562

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) Limited and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, two interstate natural gas pipeline companies in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2020 and 2019

Overview

Net income for the Company's reportable segments is summarized as follows (in millions):

	First Quarter
	2020	2019	Change
Net income attributable to BHE shareholders:
PacifiCorp	$176	$180	$(4)	(2)%
MidAmerican Funding	150	190	(40)	(21)
NV Energy	20	29	(9)	(31)
Northern Powergrid	87	80	7	9
BHE Pipeline Group	179	181	(2)	(1)
BHE Transmission	55	56	(1)	(2)
BHE Renewables	95	48	47	98
HomeServices	10	(22)	32	*
BHE and Other	(102)	(120)	18	15
Total net income attributable to BHE shareholders	$670	$622	$48	8%

*    Not meaningful

Net income attributable to BHE shareholders increased $48 million for the first quarter of 2020 compared to 2019. The first quarter of 2020 included a pre-tax unrealized gain of $54 million ($39 million after-tax) compared to a pre-tax unrealized loss in the first quarter of 2019 of $79 million ($58 million after-tax), respectively, on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted net income attributable to BHE shareholders for the first quarter of 2020 was $631 million, a decrease of $49 million, or 7%, compared to adjusted net income attributable to BHE shareholders in the first quarter of 2019 of $680 million.

The increase in net income attributable to BHE shareholders for the first quarter of 2020 compared to 2019 was due to the following:

•
PacifiCorp's net income decreased $4 million, primarily due to lower utility margin, lower cash surrender value of corporate-owned life insurance policies and $6 million of higher interest expense, partially offset by higher allowances for equity and borrowed funds used during construction of $10 million and higher PTCs recognized of $8 million, primarily due to repowering certain wind-powered generating facilities. Utility margin decreased primarily due to lower average retail rates, unfavorable retail customer volumes, lower wholesale volumes and lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower coal-fueled and natural gas-fueled generation costs. Retail customer volumes decreased 1.7%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

•
MidAmerican Funding's net income decreased $40 million, primarily due to lower electric and natural gas utility margins, lower cash surrender value of corporate-owned life insurance policies, lower allowances for equity and borrowed funds used during construction of $10 million and higher interest expense of $6 million, partially offset by higher PTCs recognized of $22 million from higher wind generation, which was driven by repowering and new wind projects placed in-service, and lower operations and maintenance expense. Electric utility margin decreased primarily due to lower recoveries through bill riders, lower wholesale revenue, unfavorable average retail rates and lower retail customer volumes, partially offset by lower generation and purchased power costs. Electric retail customer volumes decreased 0.7%, primarily due to the unfavorable impact of weather, largely offset by higher industrial volumes of 7.7%. Natural gas utility margin decreased due to lower retail customer volumes of 16.2%, primarily due to the unfavorable impact of weather.

•
NV Energy's net income decreased $9 million, primarily due to lower cash surrender value of corporate-owned life insurance policies and higher depreciation and amortization expense of $4 million from higher plant placed in-service, partially offset by lower interest expense of $4 million. Electric utility margin was relatively unchanged as electric retail customer volumes, including distribution only service customers, increased 0.2%, primarily due to an increase in the average number of customers.

•
Northern Powergrid's net income increased $7 million, primarily due to higher distribution revenue of $8 million, mainly from increased tariff rates offset by lower units distributed, which decreased 1.8%. The United Kingdom enacted corporate income tax rate was scheduled to decrease from 19% to 17% effective April 1, 2020; however, the rate will be maintained at 19% through amended legislation, which, when enacted, will result in a deferred income tax charge related to the remeasurement of Northern Powergrid's net deferred income tax liabilities.

•
BHE Pipeline Group's net income decreased $2 million, primarily due to higher operations and maintenance expense and $2 million of increased interest expense, partially offset by higher transportation revenue from expansion projects at Northern Natural Gas.

•
BHE Renewables' net income increased $47 million, primarily due to higher wind earnings of $50 million and higher solar earnings of $9 million due to higher generation and lower operations and maintenance expense, partially offset by lower geothermal earnings of $7 million, primarily due to higher operations and maintenance expense, and lower natural gas earnings of $4 million, primarily due to lower margins. Wind earnings were higher primarily due to favorable tax equity investment earnings of $46 million, which improved due to $37 million of earnings from projects reaching commercial operation and $9 million of higher earnings from existing projects, primarily due to favorable operating results and derates caused by turbine blade repairs in 2019.

•
HomeServices' net income increased $32 million, primarily due to higher earnings at mortgage, brokerage and settlement services in large part due to higher refinance activity and higher closed brokerage, title and escrow units from a favorable interest rate environment, partially offset by higher operating expenses.

•
BHE and Other's net loss improved $18 million, primarily due to the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $97 million, partially offset by consolidated state income tax benefits recognized in 2019 and lower cash surrender value of corporate-owned life insurance policies.

Reportable Segment Results

Operating revenue and operating income for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2020	2019	Change
Operating revenue:
PacifiCorp	$1,206	$1,259	$(53)	(4)%
MidAmerican Funding	686	842	(156)	(19)
NV Energy	622	614	8	1
Northern Powergrid	266	263	3	1
BHE Pipeline Group	401	371	30	8
BHE Transmission	172	168	4	2
BHE Renewables	178	167	11	7
HomeServices	893	785	108	14
BHE and Other	103	141	(38)	(27)
Total operating revenue	$4,527	$4,610	$(83)	(2)%

Operating income:
PacifiCorp	$234	$284	$(50)	(18)%
MidAmerican Funding	102	116	(14)	(12)
NV Energy	79	84	(5)	(6)
Northern Powergrid	132	129	3	2
BHE Pipeline Group	249	243	6	2
BHE Transmission	76	76	—	—
BHE Renewables	17	18	(1)	(6)
HomeServices	20	(21)	41	*
BHE and Other	10	(10)	20	*
Total operating income	$919	$919	$—	—%

*    Not meaningful

PacifiCorp

Operating revenue decreased $53 million for the first quarter of 2020 compared to 2019, primarily due to lower retail revenue of $48 million and lower wholesale revenue of $12 million from decreased volumes. Retail revenue decreased due to lower average rates of $25 million from sales mix and lower customer volumes of $23 million. Retail customer volumes decreased 1.7%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Operating income decreased $50 million for the first quarter of 2020 compared to 2019, primarily due to an increase in depreciation and amortization expense of $47 million and lower utility margin. The increase in depreciation and amortization expense reflects accelerated depreciation of Oregon’s share of certain retired wind equipment due to repowering projects that were placed into service in 2020 of $47 million (offset in income tax expense) as ordered by the Oregon Public Utilities Commission. Utility margin decreased primarily due to lower average retail rates, unfavorable retail customer volumes, lower wholesale volumes and lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower coal-fueled and natural gas-fueled generation costs.

MidAmerican Funding

Operating revenue decreased $156 million for the first quarter of 2020 compared to 2019, primarily due to lower natural gas operating revenue of $76 million, lower electric operating revenue of $52 million and lower electric and natural gas energy efficiency program revenue of $29 million (offset in operations and maintenance expense). Natural gas operating revenue decreased from lower recoveries through the purchased gas adjustment clause due to a lower average per-unit cost of natural gas sold of $65 million (offset in cost of sales) and a 16.2% decrease in retail customer volumes, primarily due to the unfavorable impact of weather. Electric operating revenue decreased due to lower wholesale and other revenue of $40 million and lower retail revenue of $12 million. Electric wholesale and other revenue decreased due to a 25.7% decrease in wholesale volumes and $17 million from lower average per-unit prices. Electric retail revenue decreased from lower average rates of $15 million due to sales mix and $10 million from the unfavorable impact of weather, partially offset by higher customer usage of $15 million. Electric retail customer volumes decreased 0.7%, primarily due to the unfavorable impact of weather, largely offset by higher industrial volumes of 7.7%.

Operating income decreased $14 million for the first quarter of 2020 compared to 2019, primarily due to lower electric and natural gas utility margins, partially offset by lower operations and maintenance expense not recovered through energy efficiency programs. Electric utility margin decreased primarily due to lower recoveries through bill riders, lower wholesale revenue, unfavorable average retail rates and lower retail customer volumes, partially offset by lower generation and purchased power costs. Natural gas utility margin decreased due to lower retail customer volumes. Operations and maintenance expense decreased mainly due to lower employee-related costs, partially offset by higher wind-powered generation costs, primarily due to new and repowered generating facilities. Depreciation and amortization expense reflects lower Iowa revenue sharing accruals of $27 million, substantially offset by an increase related to new wind-powered generating facilities and other plant placed in-service.

NV Energy

Operating revenue increased $8 million for the first quarter of 2020 compared to 2019, primarily due to higher natural gas operating revenue of $11 million, primarily due to a higher average per-unit cost of natural gas sold of $11 million (offset in cost of sales).

Operating income decreased $5 million for the first quarter of 2020 compared to 2019, primarily due to higher depreciation and amortization expense of $4 million from higher plant placed in-service. Electric utility margin was relatively unchanged as electric retail customer volumes, including distribution only service customers, increased 0.2%, primarily due to an increase in the average number of customers.

Northern Powergrid

Operating revenue increased $3 million for the first quarter of 2020 compared to 2019, primarily due to higher distribution revenue of $8 million from increased tariff rates of $10 million, partially offset by the stronger United States dollar of $4 million and lower distributed units of 1.8%. Operating income increased $3 million for the first quarter of 2020 compared to 2019, primarily due to the higher distribution revenue, partially offset by higher operations and maintenance expense and the stronger United States dollar of $2 million.

BHE Pipeline Group

Operating revenue increased $30 million for the first quarter of 2020 compared to 2019, primarily due to higher transportation revenue related to the Northern Natural Gas Section 4 rate case, with interim rates effective January 1, 2020, subject to refund, and from expansion projects at Northern Natural Gas, partially offset by lower gas sales of $14 million at Northern Natural Gas related to system balancing activities (largely offset in cost of sales). Operating income increased $6 million for the first quarter of 2020 compared to 2019, primarily due to the higher transportation revenue from expansion projects, partially offset by higher operations and maintenance expense.

BHE Renewables

Operating revenue increased $11 million for the first quarter of 2020 compared to 2019, primarily due to higher solar revenues of $7 million and higher natural gas revenues of $6 million, each from higher generation. Operating income decreased $1 million for the first quarter of 2020 compared to 2019, primarily due to higher operations and maintenance expense of $6 million at the geothermal projects and lower margin of $5 million at the natural gas facilities, partially offset by the higher solar operating revenue of $7 million and lower operations and maintenance expense of $4 million at the solar projects.

HomeServices

Operating revenue increased $108 million for the first quarter of 2020 compared to 2019, primarily due to increases in brokerage revenue of $58 million and mortgage revenue of $40 million, largely from a 5% increase in closed brokerage units and a 60% increase in closed mortgage units. Operating income increased $41 million for the first quarter of 2020 compared to 2019, primarily due to favorable operating performance at mortgage, brokerage and settlement services in large part due to higher refinance activity and higher closed brokerage, title and escrow units from a favorable interest rate environment, partially offset by higher operating expenses.

BHE and Other

Operating revenue decreased $38 million for the first quarter of 2020 compared to 2019, primarily due to lower electricity and natural gas volumes and rates at MidAmerican Energy Services, LLC. Operating income increased $20 million for the first quarter of 2020 compared to 2019, primarily due to lower operations and maintenance expense, partially offset by lower margin of $4 million at MidAmerican Energy Services, LLC.

Consolidated Other Income and Expense Items

Interest expense

Interest expense is summarized as follows (in millions):

	First Quarter
	2020	2019	Change

Subsidiary debt	$371	$368	$3	1%
BHE senior debt and other	111	108	3	3
BHE junior subordinated debentures	1	1	—	—
Total interest expense	$483	$477	$6	1%

Interest expense increased $6 million for the first quarter of 2020 compared to 2019, primarily due to higher average long-term debt balances at BHE, PacifiCorp, MidAmerican Energy and BHE Pipeline Group.

Capitalized interest

Capitalized interest increased $1 million for the first quarter of 2020 compared to 2019, primarily due to higher construction work-in-progress balances at PacifiCorp, largely offset by lower construction work-in-progress balances at MidAmerican Energy.

Allowance for equity funds

Allowance for equity funds increased $2 million for the first quarter of 2020 compared to 2019, primarily due to higher construction work-in-progress balances at PacifiCorp, largely offset by lower construction work-in-progress balances at MidAmerican Energy.

Interest and dividend income

Interest and dividend income decreased $10 million for the first quarter of 2020 compared to 2019, primarily due to lower cash balances at PacifiCorp, MidAmerican Energy and NV Energy and a declining financial asset balance at the Casecnan project.

Gains (losses) on marketable securities, net

Gains (losses) on marketable securities, net was favorable $95 million for the first quarter of 2020 compared to 2019, primarily due to the change in the unrealized position on the Company's investment in BYD Company Limited of $133 million, partially offset by unfavorable changes in other marketable securities.

Other, net

Other, net was unfavorable $62 million for the first quarter of 2020 compared to 2019, primarily due to lower cash surrender value of corporate-owned life insurance policies.

Income tax benefit

Income tax benefit increased $36 million for the first quarter of 2020 compared to 2019 and the effective tax rate was (36)% for the first quarter of 2020 and (30)% for the first quarter of 2019. The effective tax rate decreased primarily due to higher PTCs recognized of $97 million and the favorable impacts of ratemaking of $12 million, partially offset by the higher income before taxes from the Company's investment in BYD Company Limited and consolidated state income tax benefits recognized in 2019.

PTCs are recognized in earnings for interim periods based on the application of an estimated annual effective tax rate to pretax earnings. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold based on a per-kilowatt rate as prescribed pursuant to the applicable federal income tax law and are eligible for the credit for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized in 2020 were $233 million, or $97 million higher than 2019, while PTCs earned in 2020 were $281 million, or $95 million higher than 2019. The difference between PTCs recognized and earned of $48 million as of March 31, 2020, will be reflected in earnings over the remainder of 2020.

Equity loss

Equity loss was unfavorable $8 million for the first quarter of 2020 compared to 2019, primarily due to higher pre-tax equity losses from tax equity investments at BHE Renewables. PTCs and other income tax benefits from these projects are recognized in income tax expense.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2020, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$1,396	$53	$100	$153	$22	$83	$264	$2,071

Credit facilities(1)	3,500	1,200	1,309	650	205	622	1,990	9,476
Less:
Short-term debt	(210)	(56)	(50)	—	(32)	(275)	(1,465)	(2,088)
Tax-exempt bond support and letters of credit	—	(256)	(370)	—	—	(2)	—	(628)
Net credit facilities	3,290	888	889	650	173	345	525	6,760

Total net liquidity	$4,686	$941	$989	$803	$195	$428	$789	$8,831
Credit facilities:
Maturity dates	2022	2022	2020, 2022	2022	2022	2024	2020, 2021, 2022

(1)	Includes drawn uncommitted credit facilities totaling $19 million at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019 were $1.2 billion and $1.5 billion, respectively. The decrease was primarily due to unfavorable income tax cash flows and changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2020 and 2019 were $(1.5) billion and $(1.4) billion, respectively. The change was primarily due to higher funding of tax equity investments, partially offset by lower capital expenditures of $35 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2020 was $1.4 billion. Sources of cash totaled $4.3 billion and consisted of proceeds from BHE senior debt issuances totaling $3.2 billion and subsidiary debt issuances totaling $1.1 billion. Uses of cash totaled $3.0 billion and consisted mainly of repayments of subsidiary debt totaling $1.3 billion, net repayments of short-term debt totaling $1.1 billion, repayments of BHE senior debt totaling $350 million and common stock repurchases totaling $126 million.

For a discussion of recent financing transactions, refer to Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2019	2020	2020
Capital expenditures by business:
PacifiCorp	$337	$366	$2,768
MidAmerican Funding	573	472	1,903
NV Energy	165	163	645
Northern Powergrid	126	159	675
BHE Pipeline Group	72	120	584
BHE Transmission	61	56	666
BHE Renewables	46	12	110
HomeServices	10	7	25
BHE and Other	3	1	21
Total	$1,393	$1,356	$7,397

Capital expenditures by type:
Wind generation	$255	$267	$2,382
Electric transmission	97	95	852
Other growth	113	154	789
Operating	928	840	3,374
Total	$1,393	$1,356	$7,397

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes the following:

◦
Construction of wind-powered generating facilities at MidAmerican Energy totaling $154 million and $159 million for the three-month periods ended March 31, 2020 and 2019, respectively. MidAmerican Energy anticipates costs associated with the construction of wind-powered generating facilities will total an additional $636 million for 2020. Wind XI, a 2,000-MW project constructed over several years, was completed in January 2020. Wind XII is a 592-MW project, including 202 MWs placed in-service as of March 31, 2020, with the remaining facilities expected to be placed in-service by the end of 2020. MidAmerican Energy obtained pre-approved ratemaking principles for both of these projects and expects all of these wind-powered generating facilities to qualify for 100% of federal PTCs available. PTCs from these projects are excluded from MidAmerican Energy's Iowa energy adjustment clause until these generation assets are reflected in base rates. Additionally, MidAmerican Energy continues to evaluate wind-powered and other renewable generating facilities that would not be subject to pre-approved ratemaking principles. MidAmerican Energy currently has two such wind-powered generation projects under construction totaling 319 MWs that are expected to be placed in-service by the end of 2020 and to qualify for 100% of federal PTCs available.

◦
Repowering certain existing wind-powered generating facilities at MidAmerican Energy totaling $6 million and $27 million for the three-month periods ended March 31, 2020 and 2019, respectively. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered generating facilities totals $151 million for the remainder of 2020. Of the 1,001 MWs of current repowering projects not in-service as of March 31, 2020, 594 MWs are currently expected to qualify for 80% of the federal PTCs available for ten years following each facility's return to service and 407 MWs are expected to qualify for 60% of such credits.

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $89 million and $55 million for the three-month periods ended March 31, 2020 and 2019, respectively. Construction includes the 1,190 MWs of new wind-powered generating facilities that are expected to be placed in-service in 2020 and the energy production is expected to qualify for 100% of the federal PTCs available for ten years once the equipment is placed in-service. PacifiCorp anticipates costs associated with the construction of wind-powered generating facilities will total an additional $1.2 billion for 2020.

◦
Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $16 million and $4 million for the three-month periods ended March 31, 2020 and 2019, respectively. The repowering projects entail the replacement of significant components of older turbines. Certain repowering projects were placed in service in 2019 and the remaining repowering projects are expected to be placed in-service at various dates in 2020. Planned spending for the repowered generating facilities totals $87 million for the remainder of 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal PTCs available for ten years following each facility's return to service.

•
Electric transmission includes PacifiCorp's costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, which is a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in service in 2020, additional Energy Gateway Transmission segments expected to be placed in service in 2023 and AltaLink's directly assigned projects from the AESO.

•	Other growth includes projects to deliver power and services to new markets, new customer connections, enhancements to existing customer connections and investments in solar generation.

•
Operating includes ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid, investments in routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $148 million for the three-month period ended March 31, 2020, and has commitments as of March 31, 2020, subject to satisfaction of certain specified conditions, to provide equity contributions of $2.3 billion for the remainder of 2020 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 other than the recent financing transactions and renewable tax equity investments previously discussed.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by the Company. While the rapid outbreak of COVID-19 has not had a material impact on the Company's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. Most jurisdictions in which the Company operates have instituted varying levels of "stay-at-home" orders and other measures, which have collectively impacted most of the Company's retail electric and natural gas customers and, therefore, their needs for electricity and natural gas. As the impacts of COVID-19 and related customer and governmental responses are uncertain, a reduction in the consumption of electricity or natural gas, and related operating revenue, may occur, particularly in the commercial and industrial classes. Due to regulatory requirements and voluntary actions taken by the Utilities and Northern Powergrid related to customer collection activity and suspension of disconnections for non-payment, the Utilities and Northern Powergrid could see delays or reductions in cash receipts, including potentially higher than normal bad debt expense, from retail customers related to the impacts of COVID-19. The amount of such reductions in cash receipts is unknown at this time. Regulatory jurisdictions may allow for the deferral or recovery of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Part I, Item 2 of this Form 10-Q for further discussion. A reduction in residential property transactions, and related operating revenue, may also occur at HomeServices due to existing "stay-at-home" orders, other measures and general economic uncertainty.

PacifiCorp and MidAmerican Energy have construction and repowering of wind-powered generation projects in progress. While PacifiCorp and MidAmerican Energy do not currently anticipate any delays that would jeopardize the completion of these projects, potential delays could result in their completion past certain in-service date guidance provided by the Internal Revenue Service in order to qualify the investments in such wind-powered generation facilities for the maximum federal PTCs. Such disruptions could adversely affect the Company's future financial results.

Several of the Company's businesses have been deemed essential and their employees have been identified as "critical infrastructure employees" allowing them to move within communities and across jurisdictional boundaries as necessary to maintain the electric generation, transmission and distribution systems and the natural gas transportation and distribution systems. In response to the effects of COVID-19, the Company has implemented various business continuity plans to protect its employees and customers. Such plans include a variety of actions, including situational use of personal protective equipment by employees when interacting with customers and implementing practices to enhance social distancing at the workplace. Such practices have included work-from-home, staggered work schedules, rotational work location assignments, increased cleaning and sanitation of work spaces and providing general health reminders intended to help lower the risk of spreading COVID-19.

BHE Renewables' Counterparty Risk

On January 29, 2019, PG&E Corporation and Pacific Gas and Electric Company (the "PG&E Utility") (together "PG&E") filed voluntary petitions for relief under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California ("PG&E Bankruptcy Filing"). The Company owns 100% of Topaz and owns a 49% interest in Agua Caliente. Topaz is a 550-MW solar photovoltaic electric power generating facility located in California. Topaz sells 100% of its energy, capacity and RECs generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until October 2039. As of March 31, 2020, the Company's consolidated balance sheet includes $1.0 billion of property, plant and equipment, net and $0.8 billion of non-recourse project debt related to Topaz. Agua Caliente is a 290-MW solar photovoltaic electric power generating facility located in Arizona. Agua Caliente sells 100% of its energy, capacity and RECs generated from the facility to PG&E Utility under a 25-year wholesale PPA that is in effect until June 2039. As of March 31, 2020, the Company's equity investment in Agua Caliente totals $76 million and the project has $0.7 billion of non-recourse project debt owed to the United States Department of Energy. The PG&E Bankruptcy Filing is an event of default under the Topaz PPA ("PPA Default"). PG&E has paid in full all amounts invoiced to date for post-petition energy deliveries for both Topaz and Agua Caliente. PG&E has not paid for the power delivered from January 1 through January 28, 2019. The Company continues to perform on its obligations and deliver renewable energy to the PG&E Utility, and PG&E has publicly stated it will pay suppliers in full under normal terms for post-petition goods and services received. The Company maintains that, in light of the current facts and circumstances, the PPA Default could not reasonably be expected to result in a material adverse effect under the Topaz indenture and, therefore, no default has occurred under the Topaz indenture. In July 2019, the California Governor signed AB 1054 into law. AB 1054 is comprehensive legislation addressing wildfire risk in the state of California that, among other items, authorizes a wildfire fund which would operate as an insurance fund to support the creditworthiness of electrical utilities, if certain utilities, including PG&E, participate by making the required contributions, among other things. In July 2019, PG&E notified the CPUC of its intent to participate in the insurance fund and such participation requires, among other items, PG&E to exit bankruptcy by June 30, 2020. The Company believes it is more likely than not that no impairment exists and current debt obligations will be met, as post-petition contractual revenue payments are expected to be paid by PG&E Utility to the Topaz and Agua Caliente projects. The Company will continue to monitor the situation, including continued receipt of future PG&E payments and the future risk of the PPAs being rejected or modified through the bankruptcy process.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits ("ZECs") and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the ZECs will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. MidAmerican Energy will not receive additional revenue from the subsidy.

The PJM Interconnection, L.L.C. ("PJM") capacity market includes a Minimum Offer Price Rule ("MOPR"). If a generation resource is subjected to a MOPR, its offer price in the market is adjusted to effectively remove the revenues it receives through a government-provided financial support program, resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the PJM MOPR applied only to certain new gas-fired resources. An expanded PJM MOPR to include existing resources would require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of Quad Cities Station not receiving capacity revenues in future auctions.

On December 19, 2019, the FERC issued an order in the PJM MOPR proceeding that broadly applies the MOPR to all new and existing resources, including nuclear, greatly expanding the breadth and scope of PJM's MOPR, effective as of PJM's next capacity auction. While the FERC included some limited exemptions in its order, no exemptions were available to state-supported nuclear resources, such as Quad Cities Station. In addition, the FERC provided no new mechanism for accommodating state-supported resources other than the existing Fixed Resource Requirement ("FRR") mechanism under which an entire utility zone would be removed from PJM's capacity auction along with sufficient resources to support the load in such zone. The FERC directed the PJM to make a compliance filing within 90 days. In its filing made March 18, 2020, the PJM proposed tariff language reflecting the FERC's directives and proposed a schedule for resuming capacity auctions that is contingent on the timing of the FERC's action on the compliance filing. The FERC has no deadline for such action, and could accept, reject or direct further revisions to all or part of the PJM's proposed tariff revisions and auction schedule. In addition, on April 16, 2020, the FERC issued orders largely denying requests for rehearing of the FERC's December 2019 order and another order in this proceeding. In those orders, the FERC also granted a few clarifications that will require an additional PJM compliance filing, which could also delay the timing for the FERC to issue its compliance order(s) and the PJM to resume its capacity auctions.

Exelon Generation is currently working with the PJM and other stakeholders to pursue the FRR option prior to the next capacity auction in the PJM. If Illinois implements the FRR option, Quad Cities Station could be removed from the PJM's capacity auction and instead supply capacity and be compensated under the FRR program. If Illinois cannot implement an FRR program in its PJM zones, then the MOPR will apply to Quad Cities Station, resulting in higher offers for its units that may not clear the capacity market. Implementing the FRR program in Illinois will require both legislative and regulatory changes. MidAmerican Energy cannot predict whether such legislative and regulatory changes can be implemented prior to the next capacity auction in the PJM or their potential impact on the continued operation of Quad Cities Station.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and new regulatory matters occurring in 2020.

PacifiCorp

Multi-State Process

In November 2019, PacifiCorp completed negotiations with the Multi-State Process Workgroup, resulting in a new cost allocation agreement, the 2020 Protocol. The agreement establishes a common allocation method to be used in Utah, Oregon, Wyoming, Idaho and California through 2023, and a separate method for Washington during the same time period that is based on a system approach for cost allocations and provides a path forward for Washington to achieve compliance with Washington's newly-enacted Clean Energy Transformation Act. The agreement establishes a process for the 2020 Protocol signatories to resolve remaining outstanding cost-allocations to be implemented in a new, permanent and long-term allocation method at the end of the four years. In December 2019, PacifiCorp submitted the 2020 Protocol to the UPSC, the OPUC, the WPSC and the IPUC for approval. WUTC approval of the agreement is being sought in the general rate case filing submitted in December 2019, and CPUC approval will be requested in a future rate case. In January 2020, the OPUC issued an order adopting the 2020 Protocol. The WPSC held a hearing and issued a bench decision approving the 2020 Protocol in March 2020. In April 2020, the UPSC and the IPUC issued orders approving the 2020 Protocol.

Depreciation Rate Study

In September 2018, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's 2018 depreciation rate study, requesting the rates become effective January 1, 2021. Based on the proposed depreciation rates, annual depreciation expense would increase approximately $300 million. Parties to the applications in each state have since evaluated the study and updates provided by PacifiCorp and have participated in multi-party discussions. Updates since September 2018 include the filing of PacifiCorp's 2020 decommissioning studies in which a third party consultant was engaged to estimate decommissioning costs associated with coal-fueled generating facilities. In December 2019, PacifiCorp incorporated the depreciation rate study into its general rate case filing with the WUTC, which was later updated to incorporate the 2020 decommissioning studies.

In March 2020, PacifiCorp filed a partial settlement stipulation with the UPSC to which all but one intervening party agreed. The partial settlement adopts certain aspects of the 2018 depreciation rate study as-filed for coal-fueled generating facilities and proposes a secondary phase to the proceeding be established in order to address decommissioning costs for PacifiCorp’s coal‑fueled generating facilities and equipment replaced as a result of PacifiCorp's wind repowering projects. The stipulation provides for the treatment of Cholla Unit 4 to be addressed in PacifiCorp's next general rate case. In April 2020, the UPSC approved the stipulation as filed.

In March 2020, PacifiCorp filed motions with the OPUC to remove matters associated with its coal-fueled generating facilities from the depreciation rate study and instead expand its general rate case to address depreciation rates and decommissioning costs associated with its coal-fueled generating facilities. In April 2020, the motions were granted by the OPUC.

In April 2020, PacifiCorp filed a stipulation with the WPSC resolving all issues addressed in PacifiCorp’s depreciation rate study application with ratemaking treatment of certain matters to be addressed in PacifiCorp’s general rate case. The general rate case will determine ratemaking treatment of Cholla Unit No. 4; Wyoming’s share of coal-fueled generating facilities, including additional decommissioning costs identified in PacifiCorp’s 2020 decommissioning studies; and certain matters related to the repowering of PacifiCorp’s wind-powered generating facilities. The stipulation is subject to the WPSC’s approval.

Retirement Plan Settlement Charge

During 2018, the PacifiCorp Retirement Plan incurred a settlement charge as a result of excess lump sum distributions over the defined threshold for the year ended December 31, 2018. In December 2018, PacifiCorp submitted filings with the UPSC, the OPUC, the WPSC and the WUTC seeking approval to defer the settlement charge. Also in December 2018, an advice letter was filed with the CPUC requesting a memorandum account to track the costs associated with pension and postretirement settlements and curtailments. In October 2019, the request for a memorandum account was re-filed as an application with the CPUC. In 2019, the WUTC approved the requested deferral, while the UPSC and the WPSC denied the request. In January 2020, the OPUC issued an order denying PacifiCorp's request. In April 2020, the CPUC approved the request to establish a memorandum account effective December 31, 2018.

COVID-19

In March and April 2020, PacifiCorp filed applications requesting authorization to defer costs associated with COVID‑19 with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC. In April 2020, as ordered by the CPUC, PacifiCorp filed to establish the COVID‑19 Pandemic Protections Memorandum Account. In April 2020, the WPSC approved PacifiCorp's application to defer costs associated with COVID-19. PacifiCorp may incur significant costs as a result of COVID-19, including higher bad debt expense associated with the suspension of disconnections across its service territory and suspension of late payment fees in certain jurisdictions implemented to assist customers facing unprecedented economic pressures. PacifiCorp also expects to incur additional costs that cannot currently be predicted given the unprecedented nature of COVID‑19.

Utah

In March 2019, PacifiCorp filed its annual EBA application with the UPSC requesting recovery of $24 million, or 1.1%, of deferred net power costs from customers for the period January 1, 2018 through December 31, 2018, reflecting the difference between base and actual net power costs in the 2018 deferral period. The rate change was approved by the UPSC effective May 1, 2019 on an interim basis. Following a decision from the Utah Supreme Court in June 2019 that found the UPSC did not have authority to approve interim rates in conjunction with the EBA, the UPSC directed PacifiCorp to terminate the interim rate change pending final approval in the proceeding. The hearing on final approval was held in February 2020, and the UPSC issued an order approving full recovery of the 2018 deferred costs beginning April 1, 2020.

In May 2019, Utah House Bill 411 went into effect. The legislation, among other things, authorizes the UPSC to approve a renewable energy program for communities seeking 100% renewable electricity. Participating cities were required to adopt a resolution with a goal to be on 100% renewable electricity by 2030 before December 31, 2019. Twenty-four communities in Utah, including Salt Lake City, passed the resolution before December 31, 2019. Customers within a participating community may opt out of the program and maintain existing rates. Rates approved for the program may not result in any shift of costs or benefits to nonparticipating customers. The program details, including costs, are being developed with the communities for a future filing with the UPSC.

In March 2020, PacifiCorp filed its annual EBA application with the UPSC requesting recovery of $37 million, or 1.0%, of deferred power costs from customers for the period January 1, 2019 through December 31, 2019, reflecting the difference between base and actual net power costs in the 2019 deferral period. Hearings are scheduled for January 2021 for rates effective March 1, 2021.

In March 2020, Utah's governor signed Utah House Bill 66, Wildland Fire Planning and Cost Recovery Amendments, which requires PacifiCorp to prepare a wildfire protection plan to be approved by the UPSC. All investments, including the cost of capital, made to implement an approved plan are recoverable in rates. The bill also provides a potential liability safe harbor if PacifiCorp is in compliance with its approved wildfire mitigation plan. In addition, the legislation clarifies the standard for real property losses and eliminates the current standard of treble damages awarded for tree losses. The first wildland fire protection plan must be filed with the UPSC by June 1, 2020.

In March 2020, Utah's governor signed Utah House Bill 396, Electric Vehicle Charging Infrastructure Amendments, which directs the UPSC to enable PacifiCorp to recover in rates up to $50 million of electric vehicle infrastructure. The legislation also prohibits a third party from generating electricity onsite to directly resell to customers through electric vehicle charging infrastructure.

Oregon

In December 2018, PacifiCorp filed a 2019 RAC application requesting recovery of costs associated with repowering of approximately 900 MWs of company-owned and installed wind facilities expected to be completed in 2019. The associated net power cost and PTC benefits were previously included in the 2019 TAM. An all-party settlement was approved by the OPUC in September 2019, providing for a total rate increase of $24 million, or 1.8%, subject to final cost updates with rates to be increased as the repowering projects are completed. The first rate increase of $9 million, or 0.7%, was effective October 1, 2019 for four repowered facilities, the second rate increase of $1 million, or 0.1%, was effective December 1, 2019 for one repowered facility and the third rate increase of $5 million, or 0.4%, was effective January 1, 2020 for two repowered facilities. A final rate increase of $5 million, or 0.4%, was effective April 1, 2020 for the two remaining repowered facilities that were placed in service by the end of March 2020. As part of the settlement, parties agreed that the Oregon‑allocated net book value of certain undepreciated equipment replaced as a result of the applicable repowerings would be depreciated and offset with excess deferred income taxes resulting from 2017 Tax Reform. During the three-month period ended March 31, 2020, accelerated depreciation of $40 million and offsetting amortization of excess deferred income taxes was recognized associated with the two remaining repowered facilities included in the 2019 RAC.

In November 2019, PacifiCorp filed a 2020 RAC application requesting an annual increase in rates of $1 million, or 0.1%, associated with repowering the Glenrock III wind facility effective April 1, 2020 and an annual increase in rates of $3 million, or 0.3%, associated with repowering the Dunlap wind facility effective October 15, 2020. As part of its application, PacifiCorp proposed to offset the Oregon-allocated net book value of the replaced wind equipment in this filing with PacifiCorp's OATT revenue related deferral from 2017 through 2019. An all-party settlement was filed in January 2020 supporting the filed request, and was approved by the OPUC in March 2020. Based on a final cost update for the Glenrock III wind facility, and including the net power cost and PTC benefits, a 0.02% rate decrease became effective April 1, 2020. A final rate change is expected to be effective October 15, 2020, after the repowered Dunlap wind facility is placed in service. As a result of the settlement, accelerated depreciation of $7 million and offsetting amortization of PacifiCorp’s OATT deferral was recognized during the three-month period ended March 31, 2020 associated with undepreciated equipment replaced as a result of the repowering of Glenrock III. The settlement provides for accelerated depreciation of the equipment replaced at Dunlap to also be offset with PacifiCorp’s OATT deferral once placed in-service.

In November 2019 PacifiCorp requested authorization to establish an automatic adjustment clause and rate schedule for the costs and revenues related to the Oregon Corporate Activity Tax ("OCAT") that applies to tax years beginning on or after January 1, 2020. Concurrent with this filing, PacifiCorp also requested authorization to defer the OCAT expense. In January 2020, the OPUC authorized the automatic adjustment clause, rate schedule and application for deferral. PacifiCorp is authorized to begin recovering the estimated OCAT expense effective February 1, 2020. The recovery adjustment for 2020 is 0.41% and the rate is being applied as a percentage surcharge on customers' bills.

In February 2020, PacifiCorp filed a general rate case in Oregon requesting a total rate increase of $71 million, or 5.4%, effective January 1, 2021. The rate case includes a separate tariff rider to recover costs associated with the early retirement of Cholla Unit 4 for an increase of $17 million annually from January 2021 through April 2025 and an annual credit to customers of $25 million for amortization of remaining deferred income tax benefits associated with 2017 Tax Reform over a three-year period beginning January 2021. The request for the increase in base rates reflects recovery of Energy Vision 2020 investments, updated depreciation rates and rate design modernization proposals.

In February 2020, PacifiCorp submitted its annual TAM filing in Oregon requesting a decrease of $49 million, or 3.7%, effective January 1, 2021, based on forecast net power costs and loads for the calendar year 2021. The filing includes the customer benefits of new and repowered wind resources, including an increase in PTCs.

Wyoming

In July 2019, Wyoming Senate Enrolled Act No. 74 ("SEA 74") went into effect. The legislation, among other things, requires electric utilities to make a good faith effort to sell a coal-fueled generation facility in Wyoming before it can receive recovery in rates for capital costs associated with new generation facilities built, in whole or in part, to replace the retiring coal-fueled generation facility. The electric utility is obligated to purchase the electricity from the facility through a power purchase agreement at a price that is no greater than the utility's avoided cost as determined by the WPSC. Costs associated with an approved power purchase agreement are expected to be recoverable in rates from Wyoming customers. In March 2020, the Wyoming governor signed Senate Enrolled Act No. 23, which allows a 1 MW or greater customer to purchase electricity from a coal-fueled generation facility purchased from an electric utility under SEA 74. PacifiCorp is working with the WPSC and other stakeholders on rules to implement the legislation. The overall impacts of this legislation cannot be determined at this time.

In March 2020, PacifiCorp filed a general rate case with the WPSC requesting an increase in base rates of $7 million, or 1.1%, effective January 1, 2021. The increase reflects recovery of Energy Vision 2020 investments, updated depreciation rates and rate design modernization proposals. The application also requests a revision to the ECAM to eliminate the sharing band and requests authorization to discontinue operations and recover costs associated with the early retirement of Cholla Unit 4. The proposed increase reflects several rate mitigation measures that include use of the remaining 2017 Tax Reform benefits to buy down plant balances, including Cholla Unit 4, and spreading the recovery of the depreciation of certain coal-fueled generation units over time periods that extend beyond the depreciable lives proposed in the depreciation rate study.

In March 2020, the Wyoming governor signed House of Representatives Enrolled Act No. 79, which requires the WPSC to adopt a standard to specify a percentage of an electric utility's electricity to be generated from coal‑fueled generation utilizing carbon capture technology by no later than 2030. The bill allows electric utilities to implement a surcharge not to exceed 2% of customer bills to recover costs to comply with the standard.

In April 2020, PacifiCorp filed its annual ECAM and RRA application with the WPSC requesting recovery of $7 million, or 1.0% of deferred net power costs from customers for the period January 1, 2019 through December 31, 2019, reflecting the difference between base and actual net power costs in the 2019 deferral period. The rate change will go into effect on an interim basis June 15, 2020. This increase will be offset in part by continued rate credits associated with 2017 Tax Reform benefits and bonus depreciation for which minor adjustments are proposed to go into effect in the same timeframe.

Washington

In November 2019, PacifiCorp submitted its 2019 decoupling filing with the WUTC for the twelve months ended June 30, 2019. In January 2020, the WUTC approved PacifiCorp's 2019 decoupling filing, which resulted in a $12 million surcredit to customers effective February 1, 2020.

In December 2019, PacifiCorp submitted its 2021 Washington general rate case requesting an overall decrease to rates of $4 million, or 1.1%, effective January 1, 2021. The case includes an increase in revenue requirement of $3 million, offset by a proposed ten-year annual surcredit of $7 million, including interest, to customers primarily associated with the amortization of excess deferred income taxes from 2017 Tax Reform. The case includes a request for approval of a new cost allocation methodology, updated depreciation rates, recovery of Energy Vision 2020 investments, and rate design modernization proposals. In April 2020, PacifiCorp submitted supplemental testimony and exhibits to incorporate the impacts of the recently completed decommissioning studies for PacifiCorp’s coal-fueled generating resources and update net power costs. The updated request results in an overall increase to rates of $11 million, or 3.2%.

Idaho

In April 2020, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $21 million, or 3.0%, for deferred costs in 2019. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, changes in PTCs, RECs, and a resource tracking mechanism to match costs with the benefits of wind repowering projects until they are reflected in base rates. This deferral is partially offset by $3 million related to amortization of excess deferred income taxes stemming from 2017 Tax Reform and net of recovery for a regulatory asset related to the prior depreciation study.

California

In April 2018, PacifiCorp filed a general rate case with the CPUC for an overall rate increase of $1 million, or 0.9%, effective January 1, 2019. A CPUC decision was issued in February 2020, resulting in a $6 million, or 5.1%, rate decrease effective February 6, 2020. The CPUC's final order also resulted in an additional rate decrease of $6 million, or 5.1%, over the next three years due to the amortization of excess deferred income taxes attributed to 2017 Tax Reform.

California Senate Bill 901 requires electric utilities to prepare and submit wildfire mitigation plans that describe the utilities' plans to prevent, combat and respond to wildfires affecting their service territories. In January 2020, the CPUC approved the resolution establishing procedural rules for the review and disposition of 2020 Wildfire Mitigation Plans. PacifiCorp submitted its 2020 Wildfire Mitigation Plan in February 2020, and in May 2020 the CPUC is expected to issue a decision regarding the 2020 Plan.

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

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Review

In June 2019, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $5 million but requested an annual revenue reduction of $5 million. In September 2019, Sierra Pacific filed an all-party settlement for the electric regulatory rate review. The settlement resolved all cost of capital and revenue requirement issues and provided for an annual revenue reduction of $5 million and required Sierra Pacific to share 50% of regulatory earnings above 9.7% with its customers. The rate design portion of the regulatory rate review was not a part of the settlement and a hearing on rate design was held in November 2019. In December 2019, the PUCN issued an order approving the stipulation but made some adjustments to the methodology for the weather normalization component of historical sales in rates, which resulted in an additional annual revenue reduction of $3 million. The new rates were effective January 1, 2020. In January 2020, Sierra Pacific filed a petition for rehearing challenging the PUCN's adjustments to the weather normalization methodology. In February 2020, the PUCN issued an order granting the petition for rehearing. In April 2020, the PUCN issued a final order approving a weather normalization methodology that changed the additional annual revenue reduction from $3 million to $2 million with an effective date of January 1, 2020.

2017 Tax Reform

In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing the Nevada Utilities to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, the Nevada Utilities filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, the Nevada Utilities filed a petition for judicial review. The judicial review occurred in January 2020 and the district court issued an order in March 2020 denying the petition and affirming the PUCN's order.

Customer Price Stability Tariff

In November 2018, the Nevada Utilities made filings with the PUCN to implement the Customer Price Stability Tariff ("CPST"). The Nevada Utilities have designed the CPST to provide certain customers, namely those eligible to file an application pursuant to Chapter 704B of the Nevada Revised Statutes, with a market-based pricing option that is based on renewable resources. The CPST provides for an energy rate that would replace the base tariff energy rate and DEAA. The goal is to have an energy rate that yields an all-in effective rate that is competitive with market options available to such customers. In February 2019, the PUCN granted several intervenors the ability to participate in the proceeding. In June 2019, the Nevada Utilities withdrew their filings but plan to refile a modified tariff in 2020 that incorporates the considerations raised by intervenors.

Natural Disaster Protection Plan

In May 2019, Senate Bill 329 ("SB 329"), Natural Disaster Mitigation Measures, was signed into law, which requires the Nevada Utilities to submit a natural disaster protection plan to the PUCN. The PUCN adopted natural disaster protection plan regulations in January 2020, that require the Nevada Utilities to file their natural disaster protection plan for approval on or before March 1 of every third year, with the first filing due on March 1, 2020. The regulations also require annual updates to be filed on or before September 1 of the second and third years of the plan. The plan must include procedures, protocols and other certain information as it relates to the efforts of the Nevada Utilities to prevent or respond to a fire or other natural disaster. The expenditures incurred by the Nevada Utilities in developing and implementing the natural disaster protection plan are required to be held in a regulatory asset account, with the Nevada Utilities filing an application for recovery on or before March 1 of each year. The Nevada Utilities submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. The hearings are scheduled for June 2020.

COVID-19

In March 2020, the PUCN issued an emergency order for the Nevada Utilities to establish regulatory asset accounts related to the costs of maintaining service to customers affected by COVID-19 whose services would have been terminated or disconnected under normally-applicable terms of service. The Nevada Utilities may incur significant costs as a result of COVID-19, including, but not limited to, higher credit loss expenses resulting from a higher than average level of write-offs of uncollectible accounts associated with the suspension of disconnections and late payment fees to assist customers facing unprecedented economic pressures. The Nevada Utilities also expect to incur additional costs that cannot currently be predicted given the unprecedented nature of COVID-19.

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

In respect of ED1, GEMA published a decision in October 2019 to make allowance for certain additional costs totaling £12 million, plus RPI inflation from 2012-13, that it judged to be beyond the control of the licensees, beyond the routine adjustments for such costs that occur annually. The adjustments, which reflect additional costs, for the licensees will flow into allowed revenues through the standard price control mechanisms and do not affect Northern Powergrid's overall financial position compared to when the current price control was set.

BHE Pipeline Group

Northern Natural Gas

In July 2018, the FERC issued a final rule adopting procedures for determining whether natural gas pipelines were collecting unjust and unreasonable rates in light of the reduction in the federal corporate tax rate from 2017 Tax Reform. Pursuant to the final rule, in October 2018, Northern Natural Gas filed an informational filing on FERC Form No. 501-G and a Statement Demonstrating Why No Rate Adjustment is Necessary. In January 2019, the FERC initiated a Section 5 investigation to determine whether the rates currently charged by Northern Natural Gas are just and reasonable. As required by the FERC Section 5 order, Northern Natural Gas filed a cost and revenue study in April 2019. In July 2019, Northern Natural Gas filed a Section 4 rate case requesting increases in its transportation and storage rates. The rate filing provided evidence in support of a $300 million increase to Northern Natural Gas' annual revenue requirement. The rate increase is primarily attributed to the capital investment made by Northern Natural Gas since the last rate case, an increase in Northern Natural Gas' depreciation rates, the addition of negative salvage and increased return on equity. In September 2019, the FERC consolidated the Section 5 investigation and the Section 4 rate case into one procedural process set for hearing commencing June 2020. In January 2020, the FERC approved Northern Natural Gas' filing to implement its interim rates, including an increase of 77% from its current Market Area transmission reservation rate, subject to refund, effective January 1, 2020.

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

In April 2019, AltaLink filed an update to its 2019-2021 GTA primarily to reflect its 2018 actual results and the impact of the AUC's decision on AltaLink's 2014-2015 Deferral Account Reconciliation Application. The application requests the approval of revised revenue requirements of C$879 million, C$882 million and C$885 million for 2019, 2020 and 2021, respectively. The forecast revenue requirement is based on an 8.5% return on equity and 37% deemed equity as approved by the AUC for 2019 and 2020.

In July 2019, AltaLink filed a 2019-2021 partial negotiated settlement application with the AUC. The application consisted of negotiated reductions totaling a C$38 million net decrease to the three-year total revenue requirement applied for in AltaLink's 2019-2021 GTA updated in April 2019. However, this may be partially offset by AltaLink's request for an additional C$20 million of forecast transmission line clearance capital as part of an excluded matter. The 2019-2021 negotiated settlement agreement excluded certain matters related to the new salvage study and salvage recovery approach, additional capital spending and incremental asset retirements. AltaLink's salvage proposal is estimated to save customers C$267 million between 2019 and 2023. Excluded matters were examined by the AUC in a hearing held in November 2019. In November 2019, a hearing to examine the excluded matters was completed and written arguments were filed in January 2020.

In October 2019, AltaLink filed a letter with the AUC to request the continuation of the monthly interim refundable transmission tariff effective January 1, 2020, until a final tariff is approved. In October 2019, the AUC confirmed the interim refundable transmission tariff at C$74 million per month, until otherwise directed by the AUC.

In April 2020, the AUC issued its decision with respect to AltaLink's 2019-2021 GTA. The AUC approved the negotiated settlement agreement as filed and rendered its decision and directions on the excluded matters. The AUC denied AltaLink's proposed salvage methodology, but indicated it will initiate a generic proceeding to review the matter on an industry-wide basis. Reverting the salvage method back to the traditional pre-collection approach will increase the amount of salvage collected by approximately C$82 million, resulting in an increase to AltaLink’s cash transmission tariffs collected from customers for the 2019-2021 period by approximately C$77 million. The AUC approved C$13 million of AltaLink's requested additional C$20 million of forecast transmission line clearance capital on placeholder basis and will further review the remaining C$7 million capital investment in AltaLink's subsequent compliance filing. Also, C$3 million of forecast operating expenses and C$4 million of forecast capital investment were approved to reduce the risk of fires, with a further C$31 million of capital subject to further review in the compliance filing. Finally, the AUC approved C$6 million of retirements for towers and fixtures. AltaLink is directed to file a compliance filing within 45 days of the date of the decision.

Subject to the yet to be filed compliance filing and final AUC approval, AltaLink's revised revenue requirements are estimated to be C$895 million for 2019, C$895 million for 2020 and C$899 million for 2021.

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
In March 2020, as a result of COVID-19, the AUC suspended the proceeding for an indefinite period. This decision will be subject to review and reassessment by the AUC every 30 to 60 days.

2014-2015 Deferral Account Reconciliation Application

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

AltaLink filed compliance filings in February and September 2019 reflecting the AUC's directives and AUC approval was received in November 2019. However, the AUC had previously ruled that it will put in placeholder amounts for the approved costs of the assets in the 2014-2015 Deferral Account Reconciliation Application proceeding until the AUC-initiated proceeding to consider the issue of transmission asset utilization.

2016-2018 Deferral Account Reconciliation Application

In July 2019, AltaLink filed its 2016-2018 Deferral Account Reconciliation Application with the AUC. The application includes 116 projects with total gross capital additions, including AFUDC, of C$976 million. In December 2019, the AUC announced a series of technical meetings to address AltaLink's responses to certain information requests.

In March 2020, the AUC issued a letter indicating that it will provide further process steps after AltaLink submits its remaining responses to information requests and the Consumers' Coalition of Alberta files its intervener evidence in April 2020.

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

In March 2020, as a result of COVID-19, the AUC advised that it would be immediately deferring all public hearings, consultations or information sessions until further notice and requested FortisAlberta to advise the AUC whether it wishes to amend its motion. In April 2020, FortisAlberta filed its response requesting an oral hearing, to commence in 105 days.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, and new environmental matters occurring in 2020.

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

On December 27, 2018, the EPA issued a proposed revised supplemental cost finding for the MATS, as well as the required risk and technology review under Clean Air Act Section 112. The EPA proposed to determine that it is not appropriate and necessary to regulate hazardous air pollutant emissions from power plants under Section 112; however, the EPA proposed to retain the emission standards and other requirements of the MATS rule, because the EPA did not propose to remove coal- and oil-fueled power plants from the list of sources regulated under Section 112. On April 16, 2020 the EPA finalized its decision to repeal the appropriate and necessary findings in the MATS rule and retain the overall emission standards. The rule will take effect 60 days after publication in the Federal Register. Until litigation over the rule is exhausted, the relevant Registrants cannot fully determine the impacts of the changes to the MATS rule.

On March 13, 2020, the United States Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued an opinion in Chesapeake Climate Action Network v. EPA regarding consolidated challenges to the EPA's startup and shutdown provisions contained in the 2012 MATS rule. The MATS rule's provisions governing startup and shutdown require electric generating units comply with work practice standards as opposed to numerical limits during these periods. The EPA denied petitions for reconsideration of these provisions in 2016 and environmentalists challenged this denial. The D.C. Circuit vacated the reconsideration denials, remanding the petition to the EPA for further action. The court did not make a determination on the merits of the arguments concerning the EPA's legal authority to set work practice standards. The existing work practice standards and the alternate definition for when startup ends continue to be applicable. Until the EPA finalizes action to respond to the court's order, the relevant Registrants cannot fully determine the impacts of the remand.

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

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. Oral argument was held by the D.C. Circuit on November 20, 2017 over certain portions of the 2015 rule that had not been settled or otherwise remanded. On August 21, 2018, the D.C. Circuit issued its opinion in Utility Solid Waste Activities Group v. EPA, finding it was arbitrary and capricious for the EPA to allow unlined ash ponds to continue operating until some unknown point in the future when groundwater contamination could be detected. The D.C. Circuit vacated the closure section of the CCR rule and remanded the issue of unlined ponds to the EPA for reconsideration with specific instructions to consider harm to the environment, not just to human health. The D.C. Circuit also held the EPA's decision to not regulate legacy ponds was arbitrary and capricious. While the D.C. Circuit's decision was pending, the EPA, on March 15, 2018, issued a proposal to address provisions of the final coal combustion residuals rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. The proposal included provisions that establish alternative performance standards for owners and operators of coal combustion residuals units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The EPA finalized the first phase of the coal combustion residuals rule amendments on July 30, 2018, with an effective date of August 28, 2018 (the "Phase 1, Part 1 rule"). In addition to adopting alternative performance standards and revising groundwater performance standards for certain constituents, the EPA extended the deadline by which facilities must initiate closure of unlined ash ponds exceeding a groundwater protection standard and impoundments that do not meet the rule's aquifer location restrictions to October 31, 2020. Following submittal of competing motions from environmental groups and the EPA to stay or remand this deadline extension, on March 13, 2019, the D.C. Circuit granted the EPA's request to remand the rule and left the October 31, 2020 deadline in place while the agency undertakes a new rulemaking establishing a new deadline for initiating closure. On August 14, 2019, the EPA released its "Phase 2" proposal, which contains targeted amendments to the coal combustion residuals rule in response to court remands and the EPA settlement agreements, as well as issues raised in a rulemaking petition. The Phase 2 proposal modifies the definition of "beneficial use" by replacing a mass-based threshold with new location-based criteria for triggering the need to conduct an environmental demonstration; establishes a definition of "CCR storage pile" to address the temporary storage of coal combustion residuals on the ground, depending on whether the material is destined for disposal or beneficial use; makes certain changes to the rule's annual groundwater monitoring and corrective action reports to make it easier for the public to see and understand the data contained within the reports; modifies the requirements related to facilities' publicly available coal combustion residual rule websites to make the information more readily available; and establishes a risk-based groundwater monitoring protection standard for boron in the event the EPA decides to add boron to Appendix IV in the coal combustion residuals rule. The EPA accepted comments on the Phase 2 proposal through October 15, 2019.

On December 2, 2019, the EPA proposed additional changes to the CCR rule in its Holistic Approach to Closure: Part A rule. This proposal addressed the D.C. Circuit's revocation of the provisions that allow unlined impoundments to continue receiving ash and establishes a new deadline of August 31, 2020, by which all unlined surface impoundments (including clay lined impoundments that do not otherwise meet the definition of "lined") must initiate closure. The proposal also identifies and clarifies several opportunities to extend the closure deadlines for lack of alternative capacity or closure of the coal-fueled operating unit by a certain date. Comments on the proposal were accepted through January 31, 2020. On March 3, 2020, the EPA proposed the Holistic Approach to Closure: Part B rule, which sets forth procedures for owners and operators of unlined ash ponds to demonstrate that the liner systems or underlying soils for these units perform as well as the liner criteria in the CCR rule and to request approval to continue operating such units. The proposal also includes revisions of the rule's closure provisions, including options that would allow the use of CCR for purposes of closing a CCR unit subject to forced closure; an additional closure option for units that are closing by removal of CCR but cannot complete groundwater corrective action within the rule's prescribed closure timeframes; and a new requirement for annual closure progress reports. The EPA accepted comment on the proposal through April 17, 2020.

On February 20, 2020, the EPA proposed a federal coal combustion residuals permit program as required by the Water Infrastructure Improvements for the Nation Act of 2016. The proposal would require permits for all CCR units in nonparticipating states and in Indian country. The proposal would establish three types of permits (individual, general and permit-by-rule); establish a tiered schedule for permit application deadlines, beginning with facilities that have at least one existing CCR impoundment that is classified as having "high hazard potential;" and postpone timelines for permit application deadlines for all other CCR facilities to be established at a later date. All CCR units would remain subject to the federal self-implementing rule until a state or federal permit is issued. The EPA is accepting comments on this proposal through May 20, 2020. Until the proposals are finalized and fully litigated, the Registrants cannot determine whether additional action may be required.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2019.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2020, the related consolidated statements of operations and changes in shareholders' equity for the three-month periods ended March 31, 2020 and 2019, and of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2019, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
May 1, 2020

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$53	$30
Trade receivables, net	572	644
Other receivables, net	43	70
Inventories	420	394
Regulatory assets	72	63
Prepaid expenses	64	61
Other current assets	21	28
Total current assets	1,245	1,290

Property, plant and equipment, net	21,099	20,973
Regulatory assets	1,086	1,060
Other assets	362	374

Total assets	$23,792	$23,697

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$660	$679
Accrued interest	112	116
Accrued property, income and other taxes	114	96
Accrued employee expenses	99	75
Short-term debt	56	130
Current portion of long-term debt	38	38
Regulatory liabilities	89	56
Other current liabilities	195	170
Total current liabilities	1,363	1,360

Long-term debt	7,621	7,620
Regulatory liabilities	2,830	2,913
Deferred income taxes	2,579	2,563
Other long-term liabilities	785	804
Total liabilities	15,178	15,260

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	4,148	3,972
Accumulated other comprehensive loss, net	(15)	(16)
Total shareholders' equity	8,614	8,437

Total liabilities and shareholders' equity	$23,792	$23,697

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019

Operating revenue	$1,206	$1,259

Operating expenses:
Cost of fuel and energy	417	465
Operations and maintenance	254	256
Depreciation and amortization	252	205
Property and other taxes	49	49
Total operating expenses	972	975

Operating income	234	284

Other income (expense):
Interest expense	(102)	(96)
Allowance for borrowed funds	10	7
Allowance for equity funds	21	14
Interest and dividend income	3	5
Other, net	(4)	7
Total other income (expense)	(72)	(63)

Income before income tax (benefit) expense	162	221
Income tax (benefit) expense	(14)	42
Net income	$176	$179

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2018	$2	$—	$4,479	$3,377	$(13)	$7,845
Net income	—	—	—	179	—	179
Other comprehensive income	—	—	—	—	1	1
Common stock dividends declared	—	—	—	(175)	—	(175)
Balance, March 31, 2019	$2	$—	$4,479	$3,381	$(12)	$7,850

Balance, December 31, 2019	$2	$—	$4,479	$3,972	$(16)	$8,437
Net income	—	—	—	176	—	176
Other comprehensive income	—	—	—	—	1	1
Balance, March 31, 2020	$2	$—	$4,479	$4,148	$(15)	$8,614

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$176	$179
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	252	205
Allowance for equity funds	(21)	(14)
Changes in regulatory assets and liabilities	(16)	(35)
Deferred income taxes and amortization of investment tax credits	(30)	5
Other, net	6	(1)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	85	32
Inventories	(26)	11
Derivative collateral, net	(1)	7
Prepaid expenses	(3)	(4)
Accrued property, income and other taxes, net	18	68
Accounts payable and other liabilities	(3)	41
Net cash flows from operating activities	437	494

Cash flows from investing activities:
Capital expenditures	(366)	(337)
Other, net	27	1
Net cash flows from investing activities	(339)	(336)

Cash flows from financing activities:
Proceeds from long-term debt	—	990
Repayments of long-term debt	—	(350)
Net repayments of short-term debt	(74)	—
Dividends paid	—	(175)
Other, net	—	(31)
Net cash flows from financing activities	(74)	434

Net change in cash and cash equivalents and restricted cash and cash equivalents	24	592
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	36	92
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$60	$684

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-month periods ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2019 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by PacifiCorp. While the rapid outbreak of COVID-19 has not had a material impact on PacifiCorp's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. Such impacts may include, among others, higher bad debt expense associated with the suspension of disconnections across PacifiCorp's service territory and suspension of late payment fees in certain jurisdictions implemented to assist customers facing unprecedented economic pressures and increased retirement plan contributions due to reductions in the market value of retirement plan assets. The duration and extent of COVID-19 and its future impact on PacifiCorp's business cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of PacifiCorp's unaudited Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets for impairment, expected credit losses on amounts owed to PacifiCorp and potential regulatory deferral or recovery of certain costs may be subject to significant adjustments in future periods.

In March and April 2020, PacifiCorp filed applications requesting authorization to defer costs associated with COVID‑19 with the Utah Public Service Commission, the Oregon Public Utility Commission, the Wyoming Public Service Commission ("WPSC"), the Washington Utilities and Transportation Commission and the Idaho Public Utilities Commission. In April 2020, as ordered by the California Public Utilities Commission, PacifiCorp filed to establish the COVID‑19 Pandemic Protections Memorandum Account. In April 2020, the WPSC approved PacifiCorp's application to defer costs associated with COVID-19.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing escrow accounts for disputes, vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$53	$30
Restricted cash included in other current assets	5	4
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$60	$36

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2020	2019
Utility Plant:
Generation	14 - 67 years	$12,468	$12,509
Transmission	58 - 75 years	6,513	6,482
Distribution	20 - 70 years	7,359	7,307
Intangible plant(1)	5 - 75 years	1,018	1,016
Other	5 - 60 years	1,463	1,449
Utility plant in service		28,821	28,763
Accumulated depreciation and amortization		(9,739)	(9,803)
Utility plant in-service, net		19,082	18,960
Other non-regulated, net of accumulated depreciation and amortization	59 years	9	10
Plant, net		19,091	18,970
Construction work-in-progress		2,008	2,003
Property, plant and equipment, net		$21,099	$20,973

(1)	Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

In March 2020, PacifiCorp acquired wind turbines from BHE Wind, LLC, an indirect wholly owned subsidiary of BHE, for $47 million. The wind turbines will be installed as part of newly constructed wind-powered generating facilities that are planned to be placed in service in 2020.

(4)	Recent Financing Transactions

Long-Term Debt

In April 2020, PacifiCorp issued $400 million of its 2.70% First Mortgage Bonds due 2030 and $600 million of its 3.30% First Mortgage Bonds due 2051. PacifiCorp intends to use the net proceeds to fund capital expenditures, primarily for renewable resources and associated transmission projects, and for general corporate purposes.

(5)	Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2020	2019

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	3	3
Federal income tax credits	(11)	(4)
Effects of ratemaking	(2)	(1)
Amortization of excess deferred income taxes	(20)	—
Effective income tax rate	(9)%	19%

Income tax credits relate primarily to production tax credits ("PTCs") earned by PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Amortization of excess deferred income taxes is primarily attributable to the amortization of $30 million of Oregon allocated excess deferred income taxes pursuant to the Oregon Renewable Adjustment Clause settlement, whereby a portion of Oregon allocated excess deferred income taxes was used to accelerate depreciation on Oregon's share of certain repowered wind facilities.

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the three-month periods ended March 31, 2020 and 2019, PacifiCorp made net cash payments for federal and state income tax to BHE totaling $26 million and $- million, respectively.

(6)	Employee Benefit Plans

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Pension:
Service cost	$—	$—
Interest cost	9	11
Expected return on plan assets	(14)	(17)
Net amortization	5	3
Net periodic benefit cost (credit)	$—	$(3)

Other postretirement:
Service cost	$—	$—
Interest cost	3	3
Expected return on plan assets	(4)	(5)
Net amortization	—	—
Net periodic benefit credit	$(1)	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $- million, respectively, during 2020. As of March 31, 2020, $1 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)	Risk Management and Hedging Activities

PacifiCorp is exposed to the impact of market fluctuations in commodity prices and interest rates. PacifiCorp is principally exposed to electricity, natural gas, coal and fuel oil commodity price risk as it has an obligation to serve retail customer load in its regulated service territories. PacifiCorp's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, geopolitical factors, generating facility availability, customer usage, storage, and transmission and transportation constraints. Interest rate risk exists on variable-rate debt and future debt issuances. PacifiCorp does not engage in a material amount of proprietary trading activities.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of March 31, 2020
Not designated as hedging contracts(1):
Commodity assets	$10	$4	$2	$—	$16
Commodity liabilities	(4)	—	(50)	(47)	(101)
Total	6	4	(48)	(47)	(85)

Total derivatives	6	4	(48)	(47)	(85)
Cash collateral (payable) receivable	(1)	—	21	28	48
Total derivatives - net basis	$5	$4	$(27)	$(19)	$(37)

As of December 31, 2019
Not designated as hedging contracts(1):
Commodity assets	$15	$2	$4	$—	$21
Commodity liabilities	(3)	—	(31)	(50)	(84)
Total	12	2	(27)	(50)	(63)

Total derivatives	12	2	(27)	(50)	(63)
Cash collateral receivable	—	—	20	27	47
Total derivatives - net basis	$12	$2	$(7)	$(23)	$(16)

(1)
PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2020 and December 31, 2019, a regulatory asset of $84 million and $62 million, respectively, was recorded related to the net derivative liability of $85 million and $63 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019

Beginning balance	$62	$96
Changes in fair value	34	(54)
Net losses reclassified to operating revenue	8	(22)
Net (losses) gains reclassified to cost of fuel and energy	(20)	58
Ending balance	$84	$78

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2020	2019

Electricity sales, net	Megawatt hours	(1)	(2)
Natural gas purchases	Decatherms	129	129

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale derivative contracts contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the three recognized credit rating agencies. These derivative contracts may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2020, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt by Moody's Investor Service and Standard & Poor's Rating Services were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $95 million and $80 million as of March 31, 2020 and December 31, 2019, respectively, for which PacifiCorp had posted collateral of $49 million and $47 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2020 and December 31, 2019, PacifiCorp would have been required to post $37 million and $27 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

(8)	Fair Value Measurements

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2020
Assets:
Commodity derivatives	$—	$16	$—	$(7)	$9
Money market mutual funds(2)	37	—	—	—	37
Investment funds	25	—	—	—	25
	$62	$16	$—	$(7)	$71

Liabilities - Commodity derivatives	$—	$(101)	$—	$55	$(46)

As of December 31, 2019
Assets:
Commodity derivatives	$—	$21	$—	$(7)	$14
Money market mutual funds(2)	23	—	—	—	23
Investment funds	25	—	—	—	25
	$48	$21	$—	$(7)	$62

Liabilities - Commodity derivatives	$—	$(84)	$—	$54	$(30)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $48 million and $47 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first three years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first three years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 7 for further discussion regarding PacifiCorp's risk management and hedging activities.

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

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$7,659	$9,042	$7,658	$9,280

(9)	Commitments and Contingencies

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four main-stem Klamath dams from PacifiCorp to the KRRC. Over the past two years, the KRRC has been supplementing the application with additional information about its financial, technical, and legal capacity to become the licensee. In July 2019 and February 2020, the KRRC provided the FERC with additional information about its financial capacity to become a licensee, including updated cost estimates, and further information about its insurance, bonding and liability transfer package. The FERC is evaluating the KRRC's information and the proposed license transfer. The KRRC will continue to refine its insurance, bonding and liability transfer package, and PacifiCorp will review the KRRC's capacity to fulfill its indemnity obligation under the KHSA. If certain conditions in the amended KHSA are not satisfied (e.g., inadequate funding or inability of KRRC to satisfy its indemnification obligation) and the license does not transfer to the KRRC, PacifiCorp will resume relicensing with the FERC.

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

(10)	Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Customer Revenue:
Retail:
Residential	$460	$489
Commercial	358	360
Industrial	277	292
Other retail	27	29
Total retail	1,122	1,170
Wholesale (1)	—	28
Transmission	22	25
Other Customer Revenue	26	16
Total Customer Revenue	1,170	1,239
Other revenue	36	20
Total operating revenue	$1,206	$1,259

(1)	Includes net payments to counterparties for the financial settlement of certain non-derivative forward contracts for energy sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2020 and 2019

Overview

Net income for the first quarter of 2020 was $176 million, a decrease of $3 million, or 2%, compared to 2019. Net income decreased primarily due to lower utility margin of $12 million, excluding impacts of the Oregon RAC settlement of $7 million (offset in depreciation expense), lower cash surrender value of corporate-owned life insurance policies and $6 million of higher interest expense, partially offset by higher allowances for equity and borrowed funds used during construction of $10 million, and higher PTCs of $8 million, primarily due to repowering of certain of PacifiCorp’s wind-powered generating facilities. Utility margin decreased primarily due to lower retail prices, lower retail customer volumes, lower wholesale volumes and lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower coal-fueled and natural gas-fueled generation costs. Retail customer volumes decreased 1.7% primarily due to unfavorable impact of weather (heating degree days were lower by 10%) and lower customer usage, partially offset by an increase in the average number of customers. Energy generated decreased 11% for the first quarter of 2020 compared to 2019 primarily due to lower coal-fueled generation, partially offset by higher wind-powered and hydroelectric generation. Wholesale electricity sales volumes decreased 32% and purchased electricity volumes increased 20%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2020	2019	Change
Utility margin:
Operating revenue	$1,206	$1,259	$(53)	(4)%
Cost of fuel and energy	417	465	(48)	(10)
Utility margin	789	794	(5)	(1)
Operations and maintenance	254	256	(2)	(1)
Depreciation and amortization	252	205	47	23
Property and other taxes	49	49	—	—
Operating income	$234	$284	$(50)	(18)%

A comparison of PacifiCorp's key operating results is as follows:

	First Quarter
	2020	2019	Change
Utility margin (in millions):
Operating revenue	$1,206	$1,259	$(53)	(4)%
Cost of fuel and energy	417	465	(48)	(10)
Utility margin	$789	$794	$(5)	(1)%

Sales (GWhs):
Residential	4,421	4,608	(187)	(4)%
Commercial	4,410	4,445	(35)	(1)
Industrial, irrigation and other	4,702	4,710	(8)	—
Total retail	13,533	13,763	(230)	(2)
Wholesale	1,281	1,887	(606)	(32)
Total sales	14,814	15,650	(836)	(5)%

Average number of retail customers (in thousands)	1,955	1,921	34	2%

Average revenue per MWh:
Retail	$82.97	$85.08	$(2.11)	(2)%
Wholesale	$26.35	$24.26	$2.09	9%

Heating degree days	4,605	5,092	(487)	(10)%

Sources of energy (GWhs)(1):
Coal	7,228	9,486	(2,258)	(24)%
Natural gas	3,041	3,061	(20)	(1)
Hydroelectric(2)	1,046	717	329	46
Wind and other(2)	1,112	760	352	46
Total energy generated	12,427	14,024	(1,597)	(11)
Energy purchased	3,391	2,836	555	20
Total	15,818	16,860	(1,042)	(6)%

Average cost of energy per MWh:
Energy generated(3)	$17.80	$21.09	$(3.29)	(16)%
Energy purchased	$47.41	$57.89	$(10.48)	(18)%

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Utility margin decreased $5 million for the first quarter of 2020 compared to 2019 primarily due to:

•
$48 million of lower retail revenue from lower average prices and volumes. Retail customer volumes decreased 1.7% primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers; and

•	$31 million of lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms; and

•	$12 million of lower wholesale revenue due to lower volumes, partially offset by higher average market prices.
The decreases above were partially offset by:

•	$63 million of lower coal-fueled generation costs primarily due to lower volumes;

•	$14 million of lower natural gas-fueled generation costs primarily due to lower natural gas prices;

•	$7 million of higher other revenue due to impacts of the Oregon RAC settlement (offset in depreciation expense); and

•	$4 million of lower purchased electricity costs due to lower average market prices, partially offset by higher volumes.
Operations and maintenance decreased $2 million, or 1%, for the first quarter of 2020 compared to 2019 primarily due to lower employee related expenses.

Depreciation and amortization increased $47 million, or 23%, for the first quarter of 2020 compared to 2019 due to accelerated depreciation of $47 million ($7 million offset in other revenue and $40 million offset in income tax expense) for Oregon's share of certain retired wind equipment due to repowering.

Interest expense increased $6 million, or 6% for the first quarter of 2020 compared to 2019 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $10 million, or 48%, for the first quarter of 2020 compared to 2019 primarily due to higher qualified construction work-in-progress balances.

Other, net decreased $11 million to an expense of $4 million for the first quarter of 2020 compared to income of $7 million for the first quarter of 2019 primarily due to lower cash surrender value of corporate-owned life insurance policies and higher non-service cost components of pension and other postretirement expense.

Income tax (benefit) expense decreased $56 million, or 133%, to a benefit of $14 million for the first quarter of 2020 compared to an expense of $42 million for the first quarter of 2019. The effective tax rate was (9)% for 2020 and 19% for 2019. The effective tax rate decreased primarily due to the amortization of Oregon's allocated excess deferred income taxes pursuant to the Oregon RAC settlement, whereby a portion of Oregon's allocated excess deferred income taxes was used to accelerate depreciation for Oregon's share of certain retired wind equipment due to repowering and due to increased PTCs from PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of March 31, 2020, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$53

Credit facilities	1,200
Less:
Short-term debt	(56)
Tax-exempt bond support	(256)
Net credit facilities	888

Total net liquidity	$941

Credit facilities:
Maturity dates	2022
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019 were $437 million and $494 million, respectively. The change was primarily due to lower collections from wholesale and retail customers and higher cash paid for income taxes, partially offset by lower cost of fuel related payments.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2020 and 2019 were $(339) million and $(336) million, respectively. The change is primarily due to an increase in capital expenditures of $29 million, partially offset by proceeds from the settlement of notes receivable of $25 million associated with the sale of certain Utah mining assets in 2015. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2020 was $(74) million. Uses of cash consisted of $74 million for the repayment of short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2019 was $434 million. Sources of cash consisted of net proceeds from the issuance of long term debt of $990 million. Uses of cash consisted substantially of $350 million for the repayment of long-term debt, $175 million for common stock dividends paid to PPW Holdings LLC and $30 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2020, PacifiCorp had $56 million of short-term debt outstanding at a weighted average interest rate of 3.22%. As of December 31, 2019, PacifiCorp had $130 million of short-term debt outstanding at a weighted average interest rate of 2.05%.

Long-term Debt

In April 2020, PacifiCorp issued $400 million of its 2.70% First Mortgage Bonds due 2030 and $600 million of its 3.30% First Mortgage Bonds due 2051. PacifiCorp intends to use the net proceeds to fund capital expenditures, primarily for renewable resource and associated transmission projects, and for general corporate purposes.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2019	2020	2020

Transmission system investment	$73	$53	$302
Wind investment	59	105	1,396
Operating and other	205	208	1,070
Total	$337	$366	$2,768

PacifiCorp's historical and forecast capital expenditures include the following:

•
Transmission system investment primarily reflects initial costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program expected to be placed in-service in 2020 and investment in additional Energy Gateway Transmission segments expected to be placed in service in 2023. Forecast spending for the Aeolus-Bridger/Anticline line totals $154 million in 2020.

•	Wind investment includes the following:

◦
Construction of wind-powered generating facilities at PacifiCorp totaling $89 million and $55 million for the three-month periods ended March 31, 2020 and 2019, respectively. Construction includes the 1,190 MWs of new wind-powered generating facilities that are expected to be placed in-service in 2020 and the energy production is expected to qualify for 100% of the federal PTCs available for ten years once the equipment is placed in-service. PacifiCorp anticipates costs associated with the construction of wind-powered generating facilities will total an additional $1.2 billion for 2020.

◦
Repowering existing wind-powered generating facilities at PacifiCorp totaling $16 million and $4 million for the three-month periods ended March 31, 2020 and 2019, respectively. Certain repowering projects were placed in service in 2019 and the remaining repowering projects are expected to be placed in-service at various dates in 2020. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity PTCs available for 10 years following each facility's return to service. PacifiCorp anticipates costs for these activities will total an additional $87 million for 2020.

•
Remaining investments relate to operating projects that consist of advanced meter infrastructure costs, routine expenditures for generation, transmission and distribution, planned spend for wildfire mitigation and other infrastructure needed to serve existing and expected demand.

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations.

In October 2019, PacifiCorp filed its 2019 IRP with its state commissions. Commission review of the 2019 IRP is ongoing.

Requests for Proposals

PacifiCorp issues individual requests for proposals ("RFP"), each of which typically focuses on a specific category of generation resources consistent with the IRP or other customer-driven demands. The IRP and the RFPs provide for the identification and staged procurement of resources to meet load or RPS requirements. Depending upon the specific RFP, applicable laws and regulations may require PacifiCorp to file draft RFPs with the UPSC, the OPUC and the WUTC. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs. PacifiCorp is not currently administering active resource RFPs.

PacifiCorp is preparing an all resource RFP, the 2020AS RFP. The 2020AS RFP will seek bids for resources capable of coming online by the end of 2024 up to the level of resources identified in PacifiCorp’s 2019 IRP. The 2019 IRP preferred portfolio includes 1,823 MWs of solar resources collocated with 595 MWs of battery energy storage systems and 1,920 MWs of new wind resources coming online by the end of 2024. The resources included in the IRP are enabled by new transmission investments, including Energy Gateway South, a 400-mile, 500-kV transmission line connecting southeastern Wyoming to northern Utah. A draft of the 2020AS RFP was filed for approval with the UPSC and the OPUC in April 2020. The 2020AS RFP is on schedule to be released to the market in July 2020.

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by PacifiCorp. While the rapid outbreak of COVID-19 has not had a material impact on PacifiCorp's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. All states in which PacifiCorp operates have instituted varying levels of "stay-at-home" orders and other measures, which have collectively impacted PacifiCorp's customers and, therefore, their needs for electricity. As the impacts of COVID-19 and related customer and governmental responses are uncertain, a reduction in the consumption of electricity, and related operating revenue, may occur, particularly in the commercial and industrial classes. Due to regulatory requirements and voluntary actions taken by PacifiCorp related to customer collection activity and suspension of disconnections for non-payment, PacifiCorp could see delays or reductions in cash receipts, including potentially higher than normal bad debt expense, from retail customers related to the impacts of COVID-19. The amount of such reductions in cash receipts is unknown at this time. Regulatory jurisdictions may allow for deferral or recovery of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for further discussion.

PacifiCorp has construction and repowering of wind-powered generation projects in progress. While PacifiCorp does not currently anticipate any delays that would jeopardize the completion of these projects, potential delays could result in their completion past certain in-service date guidance provided by the Internal Revenue Service in order to qualify the investments in such wind-powered generation facilities for the maximum federal PTCs. Such disruptions could adversely affect PacifiCorp's future financial results. In addition, the market value of retirement plan assets has also been impacted by COVID-19, which may lead to increased contributions to PacifiCorp's retirement plans.

PacifiCorp's business has been deemed essential and its employees have been identified as "critical infrastructure employees" allowing them to move within communities and across jurisdictional boundaries as necessary to maintain its electric generation, transmission and distribution system. In response to the effects of COVID-19, PacifiCorp has implemented its business continuity plan to protect its employees and customers. Such plans include a variety of actions, including situational use of personal protective equipment by employees when interacting with customers and implementing practices to enhance social distancing at the workplace. Such practices have included work-from-home, staggered work schedules, rotational work location assignments, increased cleaning and sanitation of work spaces and providing general health reminders intended to help lower the risk of spreading COVID-19.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2019.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2020, the related statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2019, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 1, 2020

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$100	$287
Trade receivables, net	265	291
Income tax receivable	178	—
Inventories	232	226
Other current assets	86	90
Total current assets	861	894

Property, plant and equipment, net	18,502	18,375
Regulatory assets	301	289
Investments and restricted investments	739	818
Other assets	188	188

Total assets	$20,591	$20,564

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$440	$519
Accrued interest	85	78
Accrued property, income and other taxes	118	225
Short-term debt	50	—
Other current liabilities	212	219
Total current liabilities	905	1,041

Long-term debt	7,209	7,208
Regulatory liabilities	1,365	1,406
Deferred income taxes	2,677	2,626
Asset retirement obligations	720	704
Other long-term liabilities	324	339
Total liabilities	13,200	13,324

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	6,830	6,679
Total shareholder's equity	7,391	7,240

Total liabilities and shareholder's equity	$20,591	$20,564

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Regulated electric	$471	$542
Regulated natural gas and other	210	300
Total operating revenue	681	842

Operating expenses:
Cost of fuel and energy	80	114
Cost of natural gas purchased for resale and other	128	195
Operations and maintenance	165	207
Depreciation and amortization	176	177
Property and other taxes	34	34
Total operating expenses	583	727

Operating income	98	115

Other income (expense):
Interest expense	(76)	(69)
Allowance for borrowed funds	3	6
Allowance for equity funds	8	15
Other, net	(5)	20
Total other income (expense)	(70)	(28)

Income before income tax benefit	28	87
Income tax benefit	(123)	(106)

Net income	$151	$193

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2018	$—	$561	$5,885	$6,446
Net income	—	—	193	193
Balance, March 31, 2019	$—	$561	$6,078	$6,639

Balance, December 31, 2019	$—	$561	$6,679	$7,240
Net income	—	—	151	151
Balance, March 31, 2020	$—	$561	$6,830	$7,391

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$151	$193
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	176	177
Amortization of utility plant to other operating expenses	9	8
Allowance for equity funds	(8)	(15)
Deferred income taxes and amortization of investment tax credits	91	31
Other, net	13	3
Changes in other operating assets and liabilities:
Trade receivables and other assets	15	(30)
Inventories	(6)	55
Pension and other postretirement benefit plans	(6)	(3)
Accrued property, income and other taxes, net	(286)	(159)
Accounts payable and other liabilities	70	18
Net cash flows from operating activities	219	278

Cash flows from investing activities:
Capital expenditures	(472)	(573)
Purchases of marketable securities	(127)	(71)
Proceeds from sales of marketable securities	124	68
Other, net	5	1
Net cash flows from investing activities	(470)	(575)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,460
Repayments of long-term debt	—	(500)
Net proceeds from (repayments of) short-term debt	50	(240)
Other, net	(1)	—
Net cash flows from financing activities	49	720

Net change in cash and cash equivalents and restricted cash and cash equivalents	(202)	423
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	330	56
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$128	$479

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries. MHC's nonregulated subsidiary is Midwest Capital Group, Inc. MHC is the direct, wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month period ended March 31, 2020 and 2019. The results of operations for the three-month periods ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2019, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by MidAmerican Energy. While the rapid outbreak of COVID-19 has not had a material impact on MidAmerican Energy's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. The duration and extent of COVID-19 and its future impact on MidAmerican Energy's business cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of MidAmerican Energy's unaudited Financial Statements, including those associated with evaluations of certain long-lived assets for impairment, expected credit losses on amounts owed to MidAmerican Energy and potential regulatory recovery of certain costs may be subject to significant adjustments in future periods.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	March 31,	December 31
	2020	2019

Cash and cash equivalents	$100	$287
Restricted cash and cash equivalents in other current assets	28	43
Total cash and cash equivalents and restricted cash and cash equivalents	$128	$330

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2020	2019
Utility plant in service, net:
Generation	20-70 years	$15,776	$15,687
Transmission	52-75 years	2,138	2,124
Electric distribution	20-75 years	4,131	4,095
Natural gas distribution	29-75 years	1,833	1,820
Utility plant in service		23,878	23,726
Accumulated depreciation and amortization		(6,233)	(6,139)
Utility plant in service, net		17,645	17,587
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		17,651	17,593
Construction work-in-progress		851	782
Property, plant and equipment, net		$18,502	$18,375

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2020	2019

Federal statutory income tax rate	21%	21%
Income tax credits	(430)	(113)
State income tax, net of federal income tax benefit	(28)	(21)
Effects of ratemaking	(3)	(8)
Other, net	1	(1)
Effective income tax rate	(439)%	(122)%

Income tax credits relate primarily to PTCs from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy made net cash payments for income tax to BHE totaling $46 million and $- million for the three-month periods ended March 31, 2020 and 2019, respectively.

(5)	Employee Benefit Plans

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

Net periodic benefit credit for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Pension:
Service cost	$1	$2
Interest cost	6	7
Expected return on plan assets	(10)	(10)
Net periodic benefit credit	$(3)	$(1)

Other postretirement:
Service cost	$1	$1
Interest cost	2	2
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $1 million, respectively, during 2020. As of March 31, 2020, $2 million and $- million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)	Fair Value Measurements

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2020:
Assets:
Commodity derivatives	$1	$—	$1	$(1)	$1
Money market mutual funds(2)	46	—	—	—	46
Debt securities:
United States government obligations	154	—	—	—	154
International government obligations	—	4	—	—	4
Corporate obligations	—	66	—	—	66
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	300	—	—	—	300
International companies	9	—	—	—	9
Investment funds	18	—	—	—	18
	$528	$74	$1	$(1)	$602

Liabilities - commodity derivatives	$—	$(8)	$(1)	$1	$(8)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2019:
Assets:
Commodity derivatives	$—	$2	$1	$(1)	$2
Money market mutual funds(2)	274	—	—	—	274
Debt securities:
United States government obligations	189	—	—	—	189
International government obligations	—	4	—	—	4
Corporate obligations	—	58	—	—	58
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	336	—	—	—	336
International companies	9	—	—	—	9
Investment funds	15	—	—	—	15
	$823	$66	$1	$(1)	$889

Liabilities - commodity derivatives	$—	$(9)	$—	$2	$(7)

(1)	Represents netting under master netting arrangements and a net cash collateral receivable of $- million and $1 million as of March 31, 2020 and December 31, 2019, respectively.

(2)	Amounts are included in cash and cash equivalents and investments and restricted investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.
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

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,209	$8,282	$7,208	$8,283

(7)	Commitments and Contingencies

Construction Commitments

During the three-month period ended March 31, 2020, MidAmerican Energy entered into firm construction commitments totaling $269 million for the remainder of 2020 through 2021 related to the construction of wind-powered generating facilities in Iowa.

Easements

During the three-month period ended March 31, 2020, MidAmerican Energy entered into non-cancelable easements with minimum payment commitments totaling $95 million through 2060 for land in Iowa on which some of its wind-powered generating facilities will be located.

Maintenance and Service Contracts

During the three-month period ended March 31, 2020, MidAmerican Energy entered into non-cancelable maintenance and service contracts related to wind-powered generating facilities with minimum payment commitments totaling $72 million through 2031.

Legal Matters

MidAmerican Energy is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Energy does not believe that such normal and routine litigation will have a material impact on its financial results.

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding climate change, renewable portfolio standards ("RPS"), air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations.

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the base ROE effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% return on equity ("ROE"). In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established an ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. The order indicated no refunds were necessary for the period February 2015 through September 2016. The order has been appealed, and as of March 31, 2020, MidAmerican Energy has accrued a $16 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

(8)	Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 9, (in millions):

	For the Three-Month Periods Ended March 31,
	2020				2019
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$148	$128	$—	$276	$171	$175	$—	$346
Commercial	70	43	—	113	75	66	—	141
Industrial	163	4	—	167	163	6	—	169
Natural gas transportation services	—	11	—	11	—	12	—	12
Other retail(1)	29	—	—	29	35	1	—	36
Total retail	410	186	—	596	444	260	—	704
Wholesale	42	22	—	64	76	34	—	110
Multi-value transmission projects	16	—	—	16	16	—	—	16
Other Customer Revenue	—	—	1	1	—	—	5	5
Total Customer Revenue	468	208	1	677	536	294	5	835
Other revenue	3	1	—	4	6	1	—	7
Total operating revenue	$471	$209	$1	$681	$542	$295	$5	$842

(1)	Other retail includes provisions for rate refunds, for which any actual refunds will be reflected in the applicable customer classes upon resolution of the related regulatory proceeding.

(9)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Regulated electric	$471	$542
Regulated natural gas	209	295
Other	1	5
Total operating revenue	$681	$842

Operating income:
Regulated electric	$59	$66
Regulated natural gas	39	48
Other	—	1
Total operating income	98	115
Interest expense	(76)	(69)
Allowance for borrowed funds	3	6
Allowance for equity funds	8	15
Other, net	(5)	20
Income before income tax benefit	$28	$87

	As of
	March 31, 2020	December 31, 2019
Assets:
Regulated electric	$19,184	$19,093
Regulated natural gas	1,407	1,468
Other	—	3
Total assets	$20,591	$20,564

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2020, the related consolidated statements of operations, changes in member's equity and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2019, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2020

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$100	$288
Trade receivables, net	265	291
Income tax receivable	181	—
Inventories	232	226
Other current assets	86	91
Total current assets	864	896

Property, plant and equipment, net	18,503	18,377
Goodwill	1,270	1,270
Regulatory assets	301	289
Investments and restricted investments	741	820
Other assets	187	188

Total assets	$21,866	$21,840

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2020	2019
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$440	$520
Accrued interest	87	84
Accrued property, income and other taxes	118	226
Note payable to affiliate	175	171
Short-term debt	50	—
Other current liabilities	212	219
Total current liabilities	1,082	1,220

Long-term debt	7,449	7,448
Regulatory liabilities	1,365	1,406
Deferred income taxes	2,675	2,621
Asset retirement obligations	720	704
Other long-term liabilities	324	340
Total liabilities	13,615	13,739

Commitments and contingencies (Note 7)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	6,572	6,422
Total member's equity	8,251	8,101

Total liabilities and member's equity	$21,866	$21,840

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Regulated electric	$471	$542
Regulated natural gas and other	215	300
Total operating revenue	686	842

Operating expenses:
Cost of fuel and energy	80	114
Cost of natural gas purchased for resale and other	129	194
Operations and maintenance	165	207
Depreciation and amortization	176	177
Property and other taxes	34	34
Total operating expenses	584	726

Operating income	102	116

Other income (expense):
Interest expense	(81)	(75)
Allowance for borrowed funds	3	6
Allowance for equity funds	8	15
Other, net	(6)	21
Total other income (expense)	(76)	(33)

Income before income tax benefit	26	83
Income tax benefit	(124)	(107)

Net income	$150	$190

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2018	$1,679	$5,650	$7,329
Net income	—	190	190
Balance, March 31, 2019	$1,679	$5,840	$7,519

Balance, December 31, 2019	$1,679	$6,422	$8,101
Net income	—	150	150
Balance, March 31, 2020	$1,679	$6,572	$8,251

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$150	$190
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	176	177
Amortization of utility plant to other operating expenses	9	8
Allowance for equity funds	(8)	(15)
Deferred income taxes and amortization of investment tax credits	93	31
Other, net	14	4
Changes in other operating assets and liabilities:
Trade receivables and other assets	16	(33)
Inventories	(6)	55
Pension and other postretirement benefit plans	(6)	(3)
Accrued property, income and other taxes, net	(290)	(160)
Accounts payable and other liabilities	66	14
Net cash flows from operating activities	214	268

Cash flows from investing activities:
Capital expenditures	(472)	(573)
Purchases of marketable securities	(127)	(71)
Proceeds from sales of marketable securities	124	68
Other, net	6	—
Net cash flows from investing activities	(469)	(576)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,460
Repayments of long-term debt	—	(500)
Net change in note payable to affiliate	3	11
Net proceeds from (repayments of) short-term debt	50	(240)
Other, net	(1)	—
Net cash flows from financing activities	52	731

Net change in cash and cash equivalents and restricted cash and cash equivalents	(203)	423
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	331	57
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$128	$480

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct, wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations, and its direct, wholly owned nonregulated subsidiary is Midwest Capital Group, Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2020, and for the three-month periods ended March 31, 2020 and 2019. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three-month period ended March 31, 2020 and 2019. The results of operations for the three-month periods ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2019, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by MidAmerican Funding. While the rapid outbreak of COVID-19 has not had a material impact on MidAmerican Funding's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. The duration and extent of COVID-19 and its future impact on MidAmerican Funding's business cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of MidAmerican Funding's unaudited Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets and goodwill for impairment, expected credit losses on amounts owed to MidAmerican Funding and potential regulatory recovery of certain costs may be subject to significant adjustments in future periods.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31	December 31
	2020	2019

Cash and cash equivalents	$100	$288
Restricted cash and cash equivalents in other current assets	28	43
Total cash and cash equivalents and restricted cash and cash equivalents	$128	$331

(3)	Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had as of March 31, 2020 and December 31, 2019, nonregulated property gross of $1 million and $3 million, respectively, and related accumulated depreciation and amortization of $- million and $1 million, respectively.

(4)	Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2020	2019

Federal statutory income tax rate	21%	21%
Income tax credits	(463)	(118)
State income tax, net of federal income tax benefit	(31)	(22)
Effects of ratemaking	(3)	(9)
Other, net	(1)	(1)
Effective income tax rate	(477)%	(129)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding made net cash payments for income tax to BHE totaling $47 million and $- million for the three-month period ended March 31, 2020 and 2019, respectively.

(5)	Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)	Fair Value Measurements

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements. MidAmerican Funding's long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of MidAmerican Funding's long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of MidAmerican Funding's variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of MidAmerican Funding's long-term debt (in millions):

	As of March 31, 2020		As of December 31, 2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,449	$8,590	$7,448	$8,599

(7)	Commitments and Contingencies

MidAmerican Funding is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. MidAmerican Funding does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements.

(8)	Revenue from Contracts with Customers

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had other Accounting Standards Codification Topic 606 revenue of $5 million and $- million for the three-month periods ended March 31, 2020 and 2019, respectively.

(9)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Regulated electric	$471	$542
Regulated natural gas	209	295
Other	6	5
Total operating revenue	$686	$842

Operating income:
Regulated electric	$59	$66
Regulated natural gas	39	48
Other	4	2
Total operating income	102	116
Interest expense	(81)	(75)
Allowance for borrowed funds	3	6
Allowance for equity funds	8	15
Other, net	(6)	21
Income before income tax benefit	$26	$83

	As of
	March 31, 2020	December 31, 2019
Assets(1):
Regulated electric	$20,375	$20,284
Regulated natural gas	1,486	1,547
Other	5	9
Total assets	$21,866	$21,840

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of MidAmerican Funding and its subsidiaries and MidAmerican Energy during the periods included herein. Information in Management's Discussion and Analysis related to MidAmerican Energy, whether or not segregated, also relates to MidAmerican Funding. Information related to other subsidiaries of MidAmerican Funding pertains only to the discussion of the financial condition and results of operations of MidAmerican Funding. Where necessary, discussions have been segregated under the heading "MidAmerican Funding" to allow the reader to identify information applicable only to MidAmerican Funding. Explanations include management's best estimate of the impact of weather, customer growth, usage trends and other factors. This discussion should be read in conjunction with MidAmerican Funding's historical unaudited Consolidated Financial Statements and Notes to Consolidated Financial Statements and MidAmerican Energy's historical unaudited Financial Statements and Notes to Financial Statements in Part I, Item 1 of this Form 10-Q. MidAmerican Funding's and MidAmerican Energy's actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2020 and 2019

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2020 was $151 million, a decrease of $42 million, or 22%, compared to 2019 primarily due to lower electric and natural gas utility margins, lower cash surrender value of corporate-owned life insurance policies, lower allowances for equity and borrowed funds of $10 million and higher interest expense of $7 million, partially offset by higher income tax benefit of $17 million due to a $22 million increase in PTCs, partially offset by the effects of ratemaking, and lower operations and maintenance expense. Electric utility margin decreased primarily due to lower recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), lower wholesale revenue and lower average retail rates, partially offset by lower generation and purchased power costs. Electric retail customer volumes decreased 0.7% from lower residential and commercial volumes due to the unfavorable impact of weather, substantially offset by higher industrial volumes of 7.7%. Natural gas utility margin decreased due to lower energy efficiency program revenue (offset in operations and maintenance expense) and lower retail customer volumes of 16.2% primarily due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2020 was $150 million, a decrease of $40 million, or 21%, compared to 2019. The decrease was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

MidAmerican Energy's cost of fuel and energy and cost of natural gas purchased for resale are generally recovered from its retail customers through regulatory recovery mechanisms, and as a result, changes in MidAmerican Energy's expense included regulatory recovery mechanisms result in comparable changes to revenue. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explain profitability rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to running the business and a measure of comparability to others in the industry.

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute, for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2020	2019	Change
Electric utility margin:
Operating revenue	$471	$542	$(71)	(13)%
Cost of fuel and energy	80	114	(34)	(30)
Electric utility margin	391	428	(37)	(9)%

Natural gas utility margin:
Operating revenue	209	295	(86)	(29)%
Natural gas purchased for resale	128	193	(65)	(34)
Natural gas utility margin	81	102	(21)	(21)%

Utility margin	472	530	(58)	(11)%

Other operating revenue	1	5	(4)	(80)%
Other cost of sales	—	2	(2)	*
Operations and maintenance	165	207	(42)	(20)
Depreciation and amortization	176	177	(1)	(1)
Property and other taxes	34	34	—	—
Operating income	$98	$115	$(17)	(15)%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2020	2019	Change
Utility margin (in millions):
Operating revenue	$471	$542	$(71)	(13)%
Cost of fuel and energy	80	114	(34)	(30)
Utility margin	$391	$428	$(37)	(9)%

Sales (GWhs):
Residential	1,668	1,885	(217)	(12)%
Commercial	969	1,040	(71)	(7)
Industrial	3,524	3,271	253	8
Other	385	399	(14)	(4)
Total retail	6,546	6,595	(49)	(1)
Wholesale	2,434	3,276	(842)	(26)
Total sales	8,980	9,871	(891)	(9)%

Average number of retail customers (in thousands)	792	785	7	1%

Average revenue per MWh:
Retail	$62.75	$67.22	$(4.47)	(7)%
Wholesale	$15.71	$23.37	$(7.66)	(33)%

Heating degree days	2,952	3,601	(649)	(18)%

Sources of energy (GWhs)(1):
Coal	1,573	3,903	(2,330)	(60)%
Nuclear	993	916	77	8
Natural gas	116	18	98	*
Wind and other(2)	4,846	4,344	502	12
Total energy generated	7,528	9,181	(1,653)	(18)
Energy purchased	1,643	849	794	94
Total	9,171	10,030	(859)	(9)%

Average cost of energy per MWh:
Energy generated(3)	$5.00	$8.55	$(3.55)	(42)%
Energy purchased	$25.59	$42.33	$(16.74)	(40)%

*    Not meaningful.

(1)	GWh amounts are net of energy used by the related generating facilities.

(2)
All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)	The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Electric utility margin decreased $37 million for the first quarter of 2020 compared to 2019 primarily due to:

(1)	Lower wholesale utility margin of $10 million due to lower sales volumes of 25.7%; and

(2)	Lower retail utility margin of $26 million due to -

•	a decrease of $15 million in average revenue rates due to sales mix;

•
a decrease of $14 million, net of energy costs, from lower recoveries through bill riders, primarily due to a decrease of $19 million in electric energy efficiency program revenue, partially offset by recoveries related to transmission costs (both offset in operations and maintenance expense);

•	a decrease of $10 million from the unfavorable impact of weather;

•	a decrease of $2 million from other revenue; and

•	an increase of $15 million from non-weather-related sales growth, due to higher industrial usage, partially offset by lower residential usage.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2020	2019	Change
Utility margin (in millions):
Operating revenue	$209	$295	$(86)	(29)%
Natural gas purchased for resale	128	193	(65)	(34)
Utility margin	$81	$102	$(21)	(21)%

Throughput (000's Dths):
Residential	23,910	28,569	(4,659)	(16)%
Commercial	10,951	13,284	(2,333)	(18)
Industrial	1,512	1,546	(34)	(2)
Other	35	35	—	—
Total retail sales	36,408	43,434	(7,026)	(16)
Wholesale sales	12,910	11,555	1,355	12
Total sales	49,318	54,989	(5,671)	(10)
Natural gas transportation service	34,954	30,543	4,411	14
Total throughput	84,272	85,532	(1,260)	(1)%

Average number of retail customers (in thousands)	770	763	7	1%

Average revenue per retail Dth sold	$4.85	$5.72	$(0.87)	(15)%

Heating degree days	3,067	3,726	(659)	(18)%

Average cost of natural gas per retail Dth sold	$2.91	$3.65	$(0.74)	(20)%

Combined retail and wholesale average cost of natural gas per Dth sold	$2.60	$3.50	$(0.90)	(26)%

Natural gas utility margin decreased $21 million for the first quarter of 2020 compared to 2019 primarily due to:

(1)	A decrease of $10 million from lower natural gas energy efficiency program revenue (offset in operations and maintenance expense);

(2)	A decrease of $8 million from the unfavorable impact of weather; and

(3)	A decrease of $2 million from non-weather rate and usage variances, in part due to sales mix.

Operating Expenses

MidAmerican Energy -

Operations and maintenance decreased $42 million for the first quarter of 2020 compared to 2019 primarily due to lower energy efficiency program expense of $29 million (offset in operating revenue), lower employee-related expenses of $7 million, a nuclear property insurance premium refund of $5 million and lower electric distribution and other operations expenses, partially offset by higher wind-powered generation operations and maintenance of $8 million due to additional wind turbines and easements.

Depreciation and amortization for the first quarter of 2020 decreased $1 million compared to 2019 primarily due to lower Iowa revenue sharing accruals of $27 million, substantially offset by an increase related to new and repowered wind-powered generating facilities and other plant placed in-service.

Other Income (Expense)

MidAmerican Energy -

Interest expense increased $7 million for the first quarter of 2020 compared to 2019 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds decreased $10 million for the first quarter of 2020 compared to 2019 primarily due to lower construction work-in-progress balances related to wind-powered generation.

Other, net decreased $25 million for the first quarter of 2020 compared to 2019 primarily due to lower cash surrender value of corporate-owned life insurance policies.

Income Tax Benefit

MidAmerican Energy -

MidAmerican Energy's income tax benefit increased $17 million for the first quarter of 2020 compared to 2019, and the effective tax rate was (439)% for 2020 and (122)% for 2019. The change in the effective tax rates for 2020 compared to 2019 was due to the higher PTCs and lower pretax income, partially offset by state income tax and the effects of ratemaking.

Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2020 and 2019 totaled $120 million and $98 million, respectively.

MidAmerican Funding -

MidAmerican Funding's income tax benefit increased $17 million for the first quarter of 2020 compared to 2019, and the effective tax rate was (477)% for 2020 and (129)% for 2019. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2020, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$100

Credit facilities, maturing 2020 and 2022	1,305
Less:
Short-term debt outstanding	(50)
Tax-exempt bond support	(370)
Net credit facilities	885
MidAmerican Energy total net liquidity	$985

MidAmerican Funding:
MidAmerican Energy total net liquidity	$985
Cash and cash equivalents	—
MHC, Inc. credit facility, maturing 2020	4
MidAmerican Funding total net liquidity	$989
Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019, were $219 million and $278 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019, were $214 million and $268 million, respectively. Cash flows from operating activities decreased primarily due to MidAmerican Energy's income tax cash flows with BHE, lower cash margins for MidAmerican Energy's regulated electric and natural gas businesses and higher interest paid due to long-term debt issued in October 2019, partially offset by lower payments to vendors. MidAmerican Energy's income tax cash flows with BHE totaled cash payments of $46 million and $- million in 2020 and 2019, respectively. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2020 and 2019, were $(470) million and $(575) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2020 and 2019, were $(469) million and $(576) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which decreased due to lower wind-powered generating facility construction and repowering expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2020 and 2019 were $49 million and $720 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2020 and 2019, were $52 million and $731 million, respectively. In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due April 2029 and $900 million of its 4.25% First Mortgage Bonds due July 2049. In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest. Through its commercial paper program, MidAmerican Energy received $50 million in 2020 and paid $240 million in 2019. MidAmerican Funding received $3 million and $11 million in 2020 and 2019, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue, through April 2, 2022, commercial paper and bank notes aggregating $1.5 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2022. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. MidAmerican Energy has a $400 million unsecured credit facility, which expires in August 2020 and has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2019	2020	2020

Wind-powered generation under ratemaking principles	$159	$71	$377
Renewable generation not under ratemaking principles	—	83	420
Wind-powered generation repowering	27	6	157
Other	387	312	949
Total	$573	$472	$1,903

MidAmerican Energy's historical and forecast capital expenditures for 2020 include the following:

•
The construction of wind-powered generating facilities in Iowa. Wind XI, a 2,000-MW project constructed over several years, was completed in January 2020. Wind XII is a 592-MW project, including 202 MWs placed in-service as of March 31, 2020 and facilities expected to be placed in-service by the end of 2020. MidAmerican Energy obtained pre-approved ratemaking principles for both of these projects and expects all of these wind-powered generating facilities to qualify for 100% of PTCs available. PTCs from these projects are excluded from MidAmerican Energy's Iowa energy adjustment clause until these generation assets are reflected in base rates.

Additionally, MidAmerican Energy continues to evaluate wind-powered and other renewable generating facilities that will not be subject to pre-approved ratemaking principles. MidAmerican Energy currently has two such wind-powered generation projects under construction totaling 319 MWs that are expected to be placed in-service by the end of 2020 and to qualify for 100% of PTCs available. In the three-month period ended March 31, 2020, MidAmerican Energy purchased 80 MWs (nominal ratings) of wind-powered generating facilities that began commercial operation in 2012 and are not eligible for PTCs.

•
The repowering of the oldest of MidAmerican Energy's wind-powered generating facilities in Iowa. The repowering projects entail the replacement of significant components of the facilities, which is expected to qualify such facilities for the re-establishment of PTCs for ten years following each facility's return to service at rates that depend upon the year in which construction begins. Of the 1,001 MWs of current repowering projects not in-service as of March 31, 2020, 594 MWs are currently expected to qualify for 80% of the PTCs available for ten years following each facility's return to service and 407 MWs are expected to qualify for 60% of such credits.

•	Remaining costs primarily relate to routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by MidAmerican Energy. While the rapid outbreak of COVID-19 has not had a material impact on MidAmerican Energy's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. All states in which MidAmerican Energy operates have instituted varying levels of "stay-at-home" orders and other measures, which have collectively impacted MidAmerican Energy's customers and, therefore, their needs for electricity and natural gas. As the impacts of COVID-19 and related customer and governmental responses are uncertain, a reduction in the consumption of electricity or natural gas, and related operating revenue, may occur, particularly in the commercial and industrial classes. Due to regulatory requirements and voluntary actions taken by MidAmerican Energy related to customer collection activity and suspension of disconnections for non-payment, MidAmerican Energy could see delays or reductions in cash receipts, including potentially higher than normal bad debt expense, from retail customers related to the impacts of COVID-19. The amount of such reductions in cash receipts is unknown at this time. Regulatory jurisdictions may allow for recovery of certain costs incurred in responding to COVID-19.

MidAmerican Energy has construction and repowering of wind-powered generation projects in progress. While MidAmerican Energy does not currently anticipate any delays that would jeopardize the completion of these projects, potential delays could result in their completion past certain in-service date guidance provided by the Internal Revenue Service in order to qualify the investments in such wind-powered generation facilities for the maximum federal PTCs. Such disruptions could adversely affect MidAmerican Energy's future financial results.

MidAmerican Energy's business has been deemed essential and its employees have been identified as "critical infrastructure employees" allowing them to move within communities and across jurisdictional boundaries as necessary to maintain its electric generation, transmission and distribution system and its natural gas distribution system. In response to the effects of COVID-19, MidAmerican Energy has implemented its business continuity plan to protect its employees and customers. Such plans include a variety of actions, including situational use of personal protective equipment by employees when interacting with customers and implementing practices to enhance social distancing at the workplace. Such practices have included work-from-home, staggered work schedules, rotational work location assignments, increased cleaning and sanitation of work spaces and providing general health reminders intended to help lower the risk of spreading COVID-19.

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase zero emission credits ("ZECs") and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the ZECs will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. MidAmerican Energy will not receive additional revenue from the subsidy.

The PJM Interconnection, L.L.C. ("PJM") capacity market includes a Minimum Offer Price Rule ("MOPR"). If a generation resource is subjected to a MOPR, its offer price in the market is adjusted to effectively remove the revenues it receives through a government-provided financial support program, resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the PJM MOPR applied only to certain new gas-fired resources. An expanded PJM MOPR to include existing resources would require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of Quad Cities Station not receiving capacity revenues in future auctions.

On December 19, 2019, the FERC issued an order in the PJM MOPR proceeding that broadly applies the MOPR to all new and existing resources, including nuclear, greatly expanding the breadth and scope of PJM's MOPR, effective as of PJM's next capacity auction. While the FERC included some limited exemptions in its order, no exemptions were available to state-supported nuclear resources, such as Quad Cities Station. In addition, the FERC provided no new mechanism for accommodating state-supported resources other than the existing Fixed Resource Requirement ("FRR") mechanism under which an entire utility zone would be removed from PJM's capacity auction along with sufficient resources to support the load in such zone. The FERC directed the PJM to make a compliance filing within 90 days. In its filing made March 18, 2020, the PJM proposed tariff language reflecting the FERC's directives and proposed a schedule for resuming capacity auctions that is contingent on the timing of the FERC's action on the compliance filing. The FERC has no deadline for such action, and could accept, reject or direct further revisions to all or part of the PJM's proposed tariff revisions and auction schedule. In addition, on April 16, 2020, the FERC issued orders largely denying requests for rehearing of the FERC's December 2019 order and another order in this proceeding. In those orders, the FERC also granted a few clarifications that will require an additional PJM compliance filing, which could also delay the timing for the FERC to issue its compliance order(s) and the PJM to resume its capacity auctions.

Exelon Generation is currently working with the PJM and other stakeholders to pursue the FRR option prior to the next capacity auction in the PJM. If Illinois implements the FRR option, Quad Cities Station could be removed from the PJM's capacity auction and instead supply capacity and be compensated under the FRR program. If Illinois cannot implement an FRR program in its PJM zones, then the MOPR will apply to Quad Cities Station, resulting in higher offers for its units that may not clear the capacity market. Implementing the FRR program in Illinois will require both legislative and regulatory changes. MidAmerican Energy cannot predict whether such legislative and regulatory changes can be implemented prior to the next capacity auction in the PJM or their potential impact on the continued operation of Quad Cities Station.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2019. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2019.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2020, the related consolidated statements of operations and changes in shareholder's equity for the three-month periods ended March 31, 2020 and 2019, and of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2019, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 1, 2020

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$121	$15
Trade receivables, net	169	215
Inventories	62	62
Prepayments	57	42
Other current assets	32	30
Total current assets	441	364

Property, plant and equipment, net	6,585	6,538
Finance lease right of use assets, net	440	441
Regulatory assets	819	800
Other assets	61	59

Total assets	$8,346	$8,202

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$150	$194
Accrued interest	35	30
Accrued property, income and other taxes	25	25
Current portion of long-term debt	—	575
Regulatory liabilities	95	93
Customer deposits	63	62
Derivative contracts	30	5
Other current liabilities	59	53
Total current liabilities	457	1,037

Long-term debt	2,495	1,776
Finance lease obligations	430	430
Regulatory liabilities	1,173	1,163
Deferred income taxes	710	714
Other long-term liabilities	287	285
Total liabilities	5,552	5,405

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	490	493
Accumulated other comprehensive loss, net	(4)	(4)
Total shareholder's equity	2,794	2,797

Total liabilities and shareholder's equity	$8,346	$8,202

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019

Operating revenue	$389	$395

Operating expenses:
Cost of fuel and energy	170	173
Operations and maintenance	82	76
Depreciation and amortization	90	89
Property and other taxes	12	12
Total operating expenses	354	350

Operating income	35	45

Other income (expense):
Interest expense	(42)	(47)
Allowance for borrowed funds	1	1
Allowance for equity funds	2	1
Other, net	(1)	8
Total other income (expense)	(40)	(37)

(Loss) income before income tax expense	(5)	8
Income tax (benefit) expense	(1)	2
Net (loss) income	$(4)	$6

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2018	1,000	$—	$2,308	$600	$(4)	$2,904
Net income	—	—	—	6	—	6
Dividends declared	—	—	—	(75)	—	(75)
Balance, March 31, 2019	1,000	$—	$2,308	$531	$(4)	$2,835

Balance, December 31, 2019	1,000	$—	$2,308	$493	$(4)	$2,797
Net loss	—	—	—	(4)	—	(4)
Other equity transactions	—	—	—	1	—	1
Balance, March 31, 2020	1,000	$—	$2,308	$490	$(4)	$2,794

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$(4)	$6
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	90	89
Allowance for equity funds	(2)	(1)
Changes in regulatory assets and liabilities	3	28
Deferred income taxes and amortization of investment tax credits	(4)	2
Deferred energy	4	(33)
Amortization of deferred energy	—	3
Other, net	8	(5)
Changes in other operating assets and liabilities:
Trade receivables and other assets	32	48
Inventories	(1)	(2)
Accrued property, income and other taxes	(6)	(11)
Accounts payable and other liabilities	(41)	11
Net cash flows from operating activities	79	135

Cash flows from investing activities:
Capital expenditures	(111)	(113)
Other, net	—	2
Net cash flows from investing activities	(111)	(111)

Cash flows from financing activities:
Proceeds from long-term debt	719	495
Repayments of long-term debt	(575)	(500)
Dividends paid	—	(75)
Other, net	(4)	(3)
Net cash flows from financing activities	140	(83)

Net change in cash and cash equivalents and restricted cash and cash equivalents	108	(59)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	25	121
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$133	$62

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2019 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by Nevada Power. While the rapid outbreak of COVID-19 has not had a material impact on Nevada Power's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. Such impacts may include, among others, potential declines in operating revenue from reductions in the consumption of electricity by retail utility customers as the longer-term impacts of COVID-19 and related customer and governmental responses are uncertain, including the duration of casino closures, which is evidenced by the reduction experienced by Nevada Power in April 2020 compared to the same period in 2019, and higher credit loss expenses resulting from a higher than average level of write-offs of uncollectible accounts associated with the suspension of disconnections and late payment fees to assist customers facing unprecedented economic pressures. The duration and extent of COVID-19 and its future impact on Nevada Power's business cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of Nevada Power's unaudited Consolidated Financial Statements, including those associated with evaluations of certain long-lived assets for impairment, expected credit losses on amounts owed to Nevada Power and potential regulatory recovery of certain costs may be subject to significant adjustments in future periods.

In March 2020, the PUCN issued an emergency order for Nevada Power to establish a regulatory asset account related to the costs of maintaining service to customers affected by COVID-19 whose services would have been terminated or disconnected under normally-applicable terms of service.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$121	$15
Restricted cash and cash equivalents included in other current assets	12	10
Total cash and cash equivalents and restricted cash and cash equivalents	$133	$25

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2020	2019
Utility plant:
Generation	30 - 55 years	$3,551	$3,541
Transmission	45 - 70 years	1,456	1,444
Distribution	20 - 65 years	3,603	3,567
General and intangible plant	5 - 65 years	744	741
Utility plant		9,354	9,293
Accumulated depreciation and amortization		(3,020)	(2,951)
Utility plant, net		6,334	6,342
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,335	6,343
Construction work-in-progress		250	195
Property, plant and equipment, net		$6,585	$6,538

(4)	Regulatory Matters

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

2017 Tax Reform

In February 2018, Nevada Power made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Nevada Power to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Nevada Power filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Nevada Power filed a petition for judicial review. The judicial review occurred in January 2020 and the district court issued an order in March 2020 denying the petition and affirming the PUCN's order.

Natural Disaster Protection Plan

In May 2019, Senate Bill 329 ("SB 329"), Natural Disaster Mitigation Measures, was signed into law, which requires Nevada Power to submit a natural disaster protection plan to the PUCN. The PUCN adopted natural disaster protection plan regulations in January 2020, that require Nevada Power to file their natural disaster protection plan for approval on or before March 1 of every third year, with the first filing due on March 1, 2020. The regulations also require annual updates to be filed on or before September 1 of the second and third years of the plan. The plan must include procedures, protocols and other certain information as it relates to the efforts of Nevada Power to prevent or respond to a fire or other natural disaster. The expenditures incurred by Nevada Power in developing and implementing the natural disaster protection plan are required to be held in a regulatory asset account, with Nevada Power filing an application for recovery on or before March 1 of each year. Nevada Power submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. The hearings are scheduled for June 2020.

(5)	Recent Financing Transactions

Long-Term Debt

In January 2020, Nevada Power issued $425 million of 2.40% General and Refunding Mortgage Notes, Series DD, due 2030 and $300 million of its 3.125% General and Refunding Mortgage Notes, Series EE, due 2050. Nevada Power used the net proceeds for the early redemption of $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020 and for general corporate purposes.

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

Amounts payable to NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2020	2019
Qualified Pension Plan:
Other long-term liabilities	$18	$18

Non-Qualified Pension Plans:
Other current liabilities	1	1
Other long-term liabilities	9	9

Other Postretirement Plans:
Other long-term liabilities	2	2

(7)	Fair Value Measurements

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2020
Assets:
Money market mutual funds(1)	$117	$—	$—	$117
Investment funds	2	—	—	2
	$119	$—	$—	$119

Liabilities - commodity derivatives	$—	$—	$(38)	$(38)

As of December 31, 2019
Assets:
Money market mutual funds(1)	$10	$—	$—	$10
Investment funds	2	—	—	2
	$12	$—	$—	$12

Liabilities - commodity derivatives	$—	$—	$(8)	$(8)

(1)	Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2020 and December 31, 2019, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019

Beginning balance	$(8)	3
Changes in fair value recognized in regulatory assets	(31)	(9)
Settlements	1	1
Ending balance	$(38)	$(5)

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

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,495	$2,837	$2,351	$2,848

(8)	Commitments and Contingencies

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

Environmental Laws and Regulations

Nevada Power is subject to federal, state and local laws and regulations regarding climate change, renewable portfolio standards ("RPS"), air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Nevada Power's current and future operations. Nevada Power believes it is in material compliance with all applicable laws and regulations.

(9)	Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Customer Revenue:
Retail:
Residential	$193	$200
Commercial	94	90
Industrial	70	70
Other	3	5
Total fully bundled	360	365
Distribution only service	7	7
Total retail	367	372
Wholesale, transmission and other	16	17
Total Customer Revenue	383	389
Other revenue	6	6
Total revenue	$389	$395

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

Results of Operations for the First Quarter of 2020 and 2019

Overview

Net loss for the first quarter of 2020 was $4 million, a decrease of $10 million, compared to 2019 primarily due to $6 million of higher operations and maintenance, primarily due to regulatory-directed deferrals relating to the retirement of the Navajo generating station in 2019 of $5 million, $3 million of lower utility margin and $3 million of unfavorable other income (expense), partially offset by $3 million of lower income tax expense due to lower income before income tax expense.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2020	2019	Change
Utility margin:
Operating revenue	$389	$395	$(6)	(2)%
Cost of fuel and energy	170	173	(3)	(2)
Utility margin	219	222	(3)	(1)
Operations and maintenance	82	76	6	8
Depreciation and amortization	90	89	1	1
Property and other taxes	12	12	—	—
Operating income	$35	$45	$(10)	(22)

A comparison of Nevada Power's key operating results is as follows:

	First Quarter
	2020	2019	Change
Utility margin (in millions):
Operating revenue	$389	$395	$(6)	(2)%
Cost of fuel and energy	170	173	(3)	(2)
Utility margin	$219	$222	$(3)	(1)%

Sales (GWhs):
Residential	1,544	1,608	(64)	(4)%
Commercial	1,011	992	19	2
Industrial	1,151	1,160	(9)	(1)
Other	48	47	1	2
Total fully bundled(1)	3,754	3,807	(53)	(1)
Distribution only service	611	528	83	16
Total retail	4,365	4,335	30	1
Wholesale	153	144	9	6
Total GWhs sold	4,518	4,479	39	1%

Average number of retail customers (in thousands)	961	945	16	2%

Average revenue per MWh:
Retail - fully bundled(1)	$96.01	$95.87	$0.14	—%
Wholesale	$31.58	$42.27	$(10.69)	(25)%

Heating degree days	942	1,083	(141)	(13)%
Cooling degree days	2	12	(10)	(83)%

Sources of energy (GWhs)(2)(3):
Natural gas	2,622	2,169	453	21%
Coal	—	342	(342)	*
Renewables	16	12	4	33
Total energy generated	2,638	2,523	115	5
Energy purchased	1,240	1,475	(235)	(16)
Total	3,878	3,998	(120)	(3)%

Average total cost of energy per MWh(4)	$43.89	$43.32	$0.57	1%
*    Not meaningful

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)
The average total cost of energy per MWh and sources of energy excludes - and 81 GWhs of coal and 710 and 497 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2020 and 2019, respectively.

(3)	GWh amounts are net of energy used by the related generating facilities.

(4)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Utility margin decreased $3 million, or 1%, for the first quarter of 2020 compared to 2019 primarily due to $3 million of lower customer volumes primarily from unfavorable impacts of weather and $2 million of higher revenue reductions related to customer service agreements, offset by $2 million of higher wholesale revenue.

Operations and maintenance increased $6 million, or 8%, for the first quarter of 2020 compared to 2019 primarily due to higher regulatory-directed debits relating to the deferral of the non-labor cost saving from the Navajo generating station retirement in 2019 of $5 million and regulatory-directed debits relating to the deferral of costs for the ON Line lease to be returned to customers (offset in other income (expense)) of $2 million, partially offset by a lower accrual for earnings sharing of $1 million.

Other income (expense) is unfavorable $3 million, or 8%, for the first quarter of 2020 compared to 2019 primarily due to lower cash surrender value of corporate-owned life insurance policies of $7 million and lower other income due to a licensing agreement with a third party in 2019 of $2 million, offset by lower interest expense on long-term debt of $4 million due to lower interest rates and lower interest expense on the ON Line finance lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in operations and maintenance) of $2 million.

Income tax expense decreased $3 million, or 150%, for the first quarter of 2020 compared to 2019 due to lower pre-tax income. The effective tax rate was 20% in 2020 and 21% in 2019.

Liquidity and Capital Resources

As of March 31, 2020, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$121
Credit facility	400
Total net liquidity	$521
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019 were $79 million and $135 million, respectively. The change was primarily due to the timing of payments for operating costs, higher payments for generation long-term service agreements, lower collections from customers due to the unfavorable impacts of weather, lower proceeds from a licensing agreement with a third party in 2019, decreased collections of customer advances and higher payments of customer service agreements, partially offset by a decrease in payments for fuel costs and lower interest payments for long-term debt.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2020 and 2019 were $(111) million and $(111) million, respectively. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2020 and 2019 were $140 million and $(83) million, respectively. The change was primarily due to greater proceeds from the issuance of long-term debt and lower dividends paid to NV Energy, Inc., partially offset by higher repayments of long-term debt.

Long-Term Debt

In January 2020, Nevada Power issued $425 million of 2.40% General and Refunding Mortgage Notes, Series DD, due 2030 and $300 million of 3.125% General and Refunding Mortgage Notes, Series EE, due 2050. Nevada Power used the net proceeds for the early redemption of $575 million of its 2.75% General and Refunding Mortgage Notes, Series BB, due April 2020 and for general corporate purposes.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $3.2 billion (excluding borrowings under Nevada Power's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective automatic shelf registration statement with the SEC to issue an indeterminate amount of general and refunding mortgage securities through October 2022.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2019	2020	2020

Generation development	$—	$11	$20
Distribution	43	64	210
Transmission system investment	4	4	23
Other	66	32	199
Total	$113	$111	$452

Nevada Power's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by Nevada Power. While the rapid outbreak of COVID-19 has not had a material impact on Nevada Power's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. The state of Nevada has instituted a "stay-at-home" order, which has impacted Nevada Power's customers and, therefore, their needs for electricity. As the impacts of COVID-19 and related customer and governmental responses are uncertain, including the duration of casino closures, a reduction in the consumption of electricity, and related operating revenue, may occur, particularly in the commercial and industrial classes as well as distribution only service customers, as evidenced by the reduction experienced by Nevada Power in April 2020 compared to the same period in 2019. Due to regulatory requirements and voluntary actions taken by Nevada Power related to customer collection activity and suspension of disconnections for non-payment, Nevada Power could see delays or reductions in cash receipts, including potentially higher than normal bad debt expense, from retail customers related to the impacts of COVID-19. The amount of such reductions in cash receipts is unknown at this time. The PUCN has approved recovery of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for further discussion.

Nevada Power's business has been deemed essential and its employees have been identified as "critical infrastructure employees" allowing them to move within communities and across jurisdictional boundaries as necessary to maintain its electric generation, transmission and distribution system. In response to the effects of COVID-19, Nevada Power has implemented its business continuity plan to protect its employees and customers. Such plans include a variety of actions, including situational use of personal protective equipment by employees when interacting with customers and implementing practices to enhance social distancing at the workplace. Such practices have included work-from-home, staggered work schedules, rotational work location assignments, increased cleaning and sanitation of work spaces and providing general health reminders intended to help lower the risk of spreading COVID-19.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2019.

Sierra Pacific Power Company
Financial Section

PART I

Item 1.	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of Sierra Pacific Power Company ("Sierra Pacific") as of March 31, 2020, the related statements of operations and changes in shareholder's equity for the three-month periods ended March 31, 2020 and 2019, and of cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of Sierra Pacific as of December 31, 2019, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2020, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 1, 2020

SIERRA PACIFIC POWER COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$27	$27
Trade receivables, net	97	109
Income taxes receivable	7	14
Inventories	60	57
Regulatory assets	18	12
Other current assets	27	20
Total current assets	236	239

Property, plant and equipment, net	3,075	3,075
Regulatory assets	295	283
Other assets	80	74

Total assets	$3,686	$3,671

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$93	$103
Accrued interest	11	14
Accrued property, income and other taxes	14	12
Regulatory liabilities	64	49
Customer deposits	20	21
Other current liabilities	32	21
Total current liabilities	234	220

Long-term debt	1,135	1,135
Regulatory liabilities	463	489
Deferred income taxes	348	347
Other long-term liabilities	161	160
Total liabilities	2,341	2,351

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	235	210
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,345	1,320

Total liabilities and shareholder's equity	$3,686	$3,671

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Regulated electric	$184	$182
Regulated natural gas	48	37
Total operating revenue	232	219

Operating expenses:
Cost of fuel and energy	80	82
Cost of natural gas purchased for resale	30	19
Operations and maintenance	42	44
Depreciation and amortization	34	31
Property and other taxes	6	6
Total operating expenses	192	182

Operating income	40	37

Other income (expense):
Interest expense	(14)	(12)
Allowance for equity funds	1	1
Other, net	1	2
Total other income (expense)	(12)	(9)

Income before income tax expense	28	28
Income tax expense	3	6
Net income	$25	$22

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2018	1,000	$—	$1,111	$153	$—	$1,264
Net income	—	—	—	22	—	22
Balance, March 31, 2019	1,000	$—	$1,111	$175	$—	$1,286

Balance, December 31, 2019	1,000	$—	$1,111	$210	$(1)	$1,320
Net income	—	—	—	25	—	25
Balance, March 31, 2020	1,000	$—	$1,111	$235	$(1)	$1,345

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$25	$22
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	34	31
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	(10)	11
Deferred income taxes and amortization of investment tax credits	(3)	5
Deferred energy	14	(22)
Amortization of deferred energy	4	(5)
Other, net	1	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	1	7
Inventories	(3)	—
Accrued property, income and other taxes	4	(2)
Accounts payable and other liabilities	(12)	(1)
Net cash flows from operating activities	54	44

Cash flows from investing activities:
Capital expenditures	(52)	(52)
Net cash flows from investing activities	(52)	(52)

Cash flows from financing activities:
Other, net	(1)	—
Net cash flows from financing activities	(1)	—

Net change in cash and cash equivalents and restricted cash and cash equivalents	1	(8)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	32	76
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$33	$68

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2020 and 2019. The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2019 describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2020.

Coronavirus Disease 2019 ("COVID-19")

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by Sierra Pacific. While the rapid outbreak of COVID-19 has not had a material impact on Sierra Pacific's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. Such impacts may include, among others, potential declines in operating revenue from reductions in the consumption of electricity by retail utility customers as the longer-term impacts of COVID-19 and related customer and governmental responses are uncertain, including the duration of casino closures, which is evidenced by the reduction experienced by Sierra Pacific in April 2020 compared to the same period in 2019, and higher credit loss expenses resulting from a higher than average level of write-offs of uncollectible accounts associated with the suspension of disconnections and late payment fees to assist customers facing unprecedented economic pressures. The duration and extent of COVID-19 and its future impact on Sierra Pacific's business cannot be reasonably estimated at this time. Accordingly, significant estimates used in the preparation of Sierra Pacific's unaudited Financial Statements, including those associated with evaluations of certain long-lived assets for impairment, expected credit losses on amounts owed to Sierra Pacific and potential regulatory recovery of certain costs may be subject to significant adjustments in future periods.

In March 2020, the PUCN issued an emergency order for Sierra Pacific to establish a regulatory asset account related to the costs of maintaining service to customers affected by COVID-19 whose services would have been terminated or disconnected under normally-applicable terms of service.

(2)	Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2020 and December 31, 2019, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$27	$27
Restricted cash and cash equivalents included in other current assets	6	5
Total cash and cash equivalents and restricted cash and cash equivalents	$33	$32

(3)	Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2020	2019
Utility plant:
Electric generation	25 - 60 years	$1,129	$1,133
Electric transmission	50 - 100 years	874	840
Electric distribution	20 - 100 years	1,690	1,669
Electric general and intangible plant	5 - 70 years	182	178
Natural gas distribution	35 - 70 years	421	417
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	335	338
Utility plant		4,645	4,589
Accumulated depreciation and amortization		(1,673)	(1,629)
Utility plant, net		2,972	2,960
Other non-regulated, net of accumulated depreciation and amortization	70 years	2	2
Plant, net		2,974	2,962
Construction work-in-progress		101	113
Property, plant and equipment, net		$3,075	$3,075

(4)	Regulatory Matters

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

Regulatory Rate Review

In June 2019, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $5 million but requested an annual revenue reduction of $5 million. In September 2019, Sierra Pacific filed an all-party settlement for the electric regulatory rate review. The settlement resolved all cost of capital and revenue requirement issues and provided for an annual revenue reduction of $5 million and required Sierra Pacific to share 50% of regulatory earnings above 9.7% with its customers. The rate design portion of the regulatory rate review was not a part of the settlement and a hearing on rate design was held in November 2019. In December 2019, the PUCN issued an order approving the stipulation but made some adjustments to the methodology for the weather normalization component of historical sales in rates, which resulted in an additional annual revenue reduction of $3 million. The new rates were effective January 1, 2020. In January 2020, Sierra Pacific filed a petition for rehearing challenging the PUCN's adjustments to the weather normalization methodology. In February 2020, the PUCN issued an order granting the petition for rehearing. In April 2020, the PUCN issued a final order approving a weather normalization methodology that changed the additional annual revenue reduction from $3 million to $2 million with an effective date of January 1, 2020.

2017 Tax Reform

In February 2018, Sierra Pacific made a filing with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Sierra Pacific to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Sierra Pacific filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Sierra Pacific filed a petition for judicial review. The judicial review occurred in January 2020 and the district court issued an order in March 2020 denying the petition and affirming the PUCN's order.

Natural Disaster Protection Plan

In May 2019, Senate Bill 329 ("SB 329"), Natural Disaster Mitigation Measures, was signed into law, which requires Sierra Pacific to submit a natural disaster protection plan to the PUCN. The PUCN adopted natural disaster protection plan regulations in January 2020, that require Sierra Pacific to file their natural disaster protection plan for approval on or before March 1 of every third year, with the first filing due on March 1, 2020. The regulations also require annual updates to be filed on or before September 1 of the second and third years of the plan. The plan must include procedures, protocols and other certain information as it relates to the efforts of Sierra Pacific to prevent or respond to a fire or other natural disaster. The expenditures incurred by Sierra Pacific in developing and implementing the natural disaster protection plan are required to be held in a regulatory asset account, with Sierra Pacific filing an application for recovery on or before March 1 of each year. Sierra Pacific submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. The hearings are scheduled for June 2020.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2020	2019

Federal statutory income tax rate	21%	21%
Effects of ratemaking	(8)	—
Other	(2)	—
Effective income tax rate	11%	21%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2020.

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

Amounts payable to NV Energy are included on the Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2020	2019
Qualified Pension Plan:
Other long-term liabilities	$3	$4

Non-Qualified Pension Plans:
Other current liabilities	1	1
Other long-term liabilities	8	8

Other Postretirement Plans:
Other long-term liabilities	7	7

(7)	Fair Value Measurements

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2020
Assets - money market mutual funds(1)	$25	$—	$—	$25

Liabilities - commodity derivatives	$—	$—	$(9)	$(9)

As of December 31, 2019
Assets - money market mutual funds(1)	$25	$—	$—	$25

Liabilities - commodity derivatives	$—	$—	$(1)	$(1)

(1)	Amounts are included in cash and cash equivalents on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	As of March 31, 2020		As of December 31, 2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,135	$1,226	$1,135	$1,258

(8)	Commitments and Contingencies

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

Environmental Laws and Regulations

Sierra Pacific is subject to federal, state and local laws and regulations regarding climate change, renewable portfolio standards ("RPS"), air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Sierra Pacific's current and future operations. Sierra Pacific believes it is in material compliance with all applicable laws and regulations.

(9)	Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 10 (in millions):

	Three-Month Periods
	Ended March 31,
	2020			2019
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$69	$30	$99	$68	$24	$92
Commercial	57	13	70	54	10	64
Industrial	41	4	45	39	3	42
Other	1	—	1	2	—	2
Total fully bundled	168	47	215	163	37	200
Distribution only service	1	—	1	1	—	1
Total retail	169	47	216	164	37	201
Wholesale, transmission and other	14	—	14	17	—	17
Total Customer Revenue	183	47	230	181	37	218
Other revenue	1	1	2	1	—	1
Total revenue	$184	$48	$232	$182	$37	$219

(10)	Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2020	2019
Operating revenue:
Regulated electric	$184	$182
Regulated natural gas	48	37
Total operating revenue	$232	$219

Operating income:
Regulated electric	$33	$29
Regulated natural gas	7	8
Total operating income	40	37
Interest expense	(14)	(12)
Allowance for equity funds	1	1
Other, net	1	2
Income before income tax expense	$28	$28

	As of
	March 31,	December 31,
	2020	2019
Assets:
Regulated electric	$3,332	$3,319
Regulated natural gas	314	308
Other(1)	40	44
Total assets	$3,686	$3,671

(1)	Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the First Quarter of 2020 and 2019

Overview

Net income for the first quarter of 2020 was $25 million, an increase of $3 million, or 14%, compared to 2019 primarily due to $4 million of higher electric utility margin, primarily due to higher wholesale revenue and residential customer growth and $3 million of lower income tax expense, partially offset higher depreciation and amortization mainly due to higher plant in service.

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
Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2020	2019	Change
Electric utility margin:
Operating revenue	$184	$182	$2	1%
Cost of fuel and energy	80	82	(2)	(2)
Electric utility margin	104	100	4	4

Natural gas utility margin:
Operating revenue	48	37	11	30%
Natural gas purchased for resale	30	19	11	58
Natural gas utility margin	18	18	—	—

Utility margin	122	118	4	3%

Operations and maintenance	42	44	(2)	(5)%
Depreciation and amortization	34	31	3	10
Property and other taxes	6	6	—	—
Operating income	$40	$37	$3	8%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2020	2019	Change
Electric utility margin (in millions):
Electric operating revenue	$184	$182	$2	1%
Cost of fuel and energy	80	82	(2)	(2)
Electric utility margin	$104	$100	$4	4%

Sales (GWhs):
Residential	635	655	(20)	(3)%
Commercial	701	700	1	—
Industrial	909	924	(15)	(2)
Other	4	4	—	—
Total fully bundled(1)	2,249	2,283	(34)	(1)
Distribution only service	412	391	21	5
Total retail	2,661	2,674	(13)	—
Wholesale	193	219	(26)	(12)
Total GWhs sold	2,854	2,893	(39)	(1)%

Average number of retail customers (in thousands)	356	351	5	1%

Average revenue per MWh:
Retail - fully bundled(1)	$74.76	$71.50	$3.26	5%
Wholesale	$49.05	$52.52	$(3.47)	(7)%

Heating degree days	2,066	2,244	(178)	(8)%

Sources of energy (GWhs)(2):
Natural gas	1,215	1,094	121	11%
Coal	66	340	(274)	(81)
Renewables(3)	6	5	1	20
Total energy generated	1,287	1,439	(152)	(11)
Energy purchased	1,325	1,179	146	12
Total	2,612	2,618	(6)	—%

Average total cost of energy per MWh(4)	$30.81	$31.50	$(0.69)	(2)%

(1)	Fully bundled includes sales to customers for combined energy, transmission and distribution services.

(2)	GWh amounts are net of energy used by the related generating facilities.

(3)	Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.

(4)	The average total cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2020	2019	Change
Utility margin (in millions):
Operating revenue	$48	$37	$11	30%
Natural gas purchased for resale	30	19	11	58
Natural gas utility margin	$18	$18	$—	—%

Sold (000's Dths):
Residential	4,386	5,013	(627)	(13)%
Commercial	2,167	2,497	(330)	(13)
Industrial	653	670	(17)	(3)
Total retail	7,206	8,180	(974)	(12)%

Average number of retail customers (in thousands)	173	169	4	2%

Average revenue per retail Dth sold	$6.58	$4.52	$2.06	46%

Heating degree days	2,066	2,244	(178)	(8)%

Average cost of natural gas per retail Dth sold	$4.22	$2.32	$1.90	82%

Electric utility margin increased $4 million, or 4%, for the first quarter of 2020 compared to 2019 primarily due to higher wholesale revenue and residential customer growth.

Operations and maintenance decreased $2 million, or 5%, for the first quarter of 2020 compared to 2019 primarily due to regulatory-directed credits relating to the deferral of costs for the ON Line lease to be collected from customers (offset in other income (expense)).

Depreciation and amortization increased $3 million, or 10%, for the first quarter of 2020 compared to 2019 primarily due to higher plant placed in service.

Other income (expense) is unfavorable $3 million, or 33%, for the first quarter of 2020 compared to 2019 primarily due to lower cash surrender value of corporate-owned life insurance policies of $2 million and higher interest expense on the ON Line finance lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in operations and maintenance) of $2 million, offset by lower non-service pension costs of $1 million.

Income tax expense decreased $3 million, or 50%, for the first quarter of 2020 compared to 2019. The effective tax rate was 11% in 2020 and 21% in 2019 and decreased due to the recognition of amortization of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act following regulatory approval effective January 1, 2020.

Liquidity and Capital Resources

As of March 31, 2020, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$27
Credit facility	250
Total net liquidity	$277
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2020 and 2019 were $54 million and $44 million, respectively. The change was primarily due to higher collections from customers and a decrease in payments for fuel costs, partially offset by decreased collections of customer advances, higher inventory purchases, higher payments of customer service agreements and higher payments for operating costs.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2020 and 2019 were $(52) million and $(52) million, respectively. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2020 and 2019 remained constant.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2019	2020	2020

Distribution	$34	$39	$117
Transmission system investment	2	7	22
Other	16	6	54
Total	$52	$52	$193

Sierra Pacific's forecast capital expenditures include investments related to operating projects that consist of routine expenditures for generation, transmission, distribution and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2020, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by Sierra Pacific. While the rapid outbreak of COVID-19 has not had a material impact on Sierra Pacific's financial results or operations through March 31, 2020, impacts are likely to occur that affect future financial results. The state of Nevada has instituted a "stay-at-home" order, which has impacted Sierra Pacific's customers and, therefore, their needs for electricity and natural gas. As the impacts of COVID-19 and related customer and governmental responses are uncertain, including the duration of casino closures, a reduction in the consumption of electricity or natural gas, and related operating revenue, may occur, particularly in the commercial and industrial classes as well as distribution only service customers, as evidenced by the reduction experienced by Sierra Pacific in April 2020 compared to the same period in 2019. Due to regulatory requirements and voluntary actions taken by Sierra Pacific related to customer collection activity and suspension of disconnections for non-payment, Sierra Pacific could see delays or reductions in cash receipts, including potentially higher than normal bad debt expense, from retail customers related to the impacts of COVID-19. The amount of such reductions in cash receipts is unknown at this time. The PUCN has approved recovery of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for further discussion.

Sierra Pacific's business has been deemed essential and its employees have been identified as "critical infrastructure employees" allowing them to move within communities and across jurisdictional boundaries as necessary to maintain its electric generation, transmission and distribution system and its natural gas distribution system. In response to the effects of COVID-19, Sierra Pacific has implemented its business continuity plan to protect its employees and customers. Such plans include a variety of actions, including situational use of personal protective equipment by employees when interacting with customers and implementing practices to enhance social distancing at the workplace. Such practices have included work-from-home, staggered work schedules, rotational work location assignments, increased cleaning and sanitation of work spaces and providing general health reminders intended to help lower the risk of spreading COVID-19.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2019. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2019. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2019. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2020.

Item 4.	Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company and Sierra Pacific Power Company carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.	Legal Proceedings

Not applicable.

Item 1A.	Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, except as disclosed below.

Each Registrant's business could be adversely affected by COVID-19 or other pathogens, or similar crises.

Each Registrant's business could be adversely affected by the worldwide outbreak of COVID-19 generally and more specifically in the markets in which we operate, including, without limitation, if each Registrant's utility customers experience decreases in demand for their products and services and thereby reduce their consumption of electricity or natural gas that the respective Registrant supplies, or if such Registrant experiences material payment defaults by its customers. For example, if the tourism industry in Nevada experiences a significant and extended decrease as a result of changes in customer behavior, demand for electricity sold by Nevada Power and Sierra Pacific could decrease. In addition, each Registrant's results and financial condition may be adversely affected by federal, state or local legislation related to COVID-19 (or other similar laws, regulations, orders or other governmental or regulatory actions) that would impose a moratorium on terminating electric or natural gas utility services, including related assessment of late fees, due to non-payment or other circumstances. Certain Registrants have already temporarily implemented certain of these measures, either voluntarily or in accordance with requirements of the respective Registrant's public utility commissions. These requirements will likely remain for the duration of the COVID-19 emergency. Additionally, HomeServices' residential real estate brokerage business could experience a decline (which could be significant) in residential property transactions if potential customers elect to defer purchases in reaction to any substantial outbreak, or fear of such outbreak, of COVID-19 or other pathogen, or due to general economic uncertainty such as high unemployment levels, in some or all of the real estate markets in which HomeServices operates. The government and regulators could impose other requirements on each Registrant's business that could have an adverse impact on such Registrant's financial results.

Further, the recent outbreak of COVID-19, or another pathogen, could disrupt supply chains (including supply chains for energy generation, steel or transmission wire) relating to the markets each Registrant serves, which could adversely impact such Registrant's ability to generate or supply power. In addition, such disruptions to the supply chain could delay certain construction and other capital expenditure projects, including construction and repowering of PacifiCorp's and MidAmerican Energy's wind-powered generation projects. Potential delays could result in their completion past certain in-service date guidance provided by the Internal Revenue Service in order to qualify the investments in such wind-powered generation facilities for the maximum federal PTCs. Such disruptions could adversely affect the impacted Registrant's future financial results.

Such declines in demand, any inability to generate or supply power or delays in capital projects could also significantly reduce cash flows at BHE's subsidiaries, thereby reducing the availability of distributions to BHE, which could adversely affect its financial results.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Fifteenth Supplemental Indenture, dated as of March 27, 2020, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.70% Senior Notes due 2030 and the 4.25% Senior Notes due 2050 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 27, 2020).

4.2
Fourteenth Supplemental Indenture, dated as of March 24, 2020, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.05% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 25, 2020).

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.3
Thirty-First Supplemental Indenture, dated as of April 1, 2020, to PacifiCorp's Mortgage and Deed of Trust dated as of January 9, 1989 (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated April 8, 2020).

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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, is formatted in XBRL (eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 1, 2020	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 1, 2020	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 1, 2020	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 1, 2020	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 1, 2020	/s/ Michael E. Cole
Michael E. Cole
Vice President and Chief Financial Officer
(principal financial and accounting officer)