Form 10-K
period 2020-12-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN ENERGY GAS HOLDINGS, LLC; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2021-03-01
CIK 1081316, 75594, 90144, 1603291, 1098296, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
(A Nevada Corporation)
6100 Neil Road
Reno, Nevada 89511
775-834-4011

001-37591	EASTERN ENERGY GAS HOLDINGS, LLC	46-3639580
(A Virginia Limited Liability Company)
6603 West Broad Street
Richmond, Virginia 23230
804-613-5100

Registrant	Securities registered pursuant to Section 12(b) of the Act:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	None
SIERRA PACIFIC POWER COMPANY	None
EASTERN ENERGY GAS HOLDINGS, LLC	None

Registrant	Name of exchange on which registered:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	None
SIERRA PACIFIC POWER COMPANY	None
EASTERN ENERGY GAS HOLDINGS, LLC	None

Registrant	Securities registered pursuant to Section 12(g) of the Act:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	Common Stock, $1.00 stated value
SIERRA PACIFIC POWER COMPANY	Common Stock, $3.75 par value
EASTERN ENERGY GAS HOLDINGS, LLC	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Registrant	Yes	No
BERKSHIRE HATHAWAY ENERGY COMPANY	☐	☒
PACIFICORP	☒	☐
MIDAMERICAN FUNDING, LLC	☐	☒
MIDAMERICAN ENERGY COMPANY	☒	☐
NEVADA POWER COMPANY	☒	☐
SIERRA PACIFIC POWER COMPANY	☐	☒
EASTERN ENERGY GAS HOLDINGS, LLC	☒	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Registrant	Yes	No
BERKSHIRE HATHAWAY ENERGY COMPANY	☐	☒
PACIFICORP	☐	☒
MIDAMERICAN FUNDING, LLC	☒	☐
MIDAMERICAN ENERGY COMPANY	☐	☒
NEVADA POWER COMPANY	☐	☒
SIERRA PACIFIC POWER COMPANY	☐	☒
EASTERN ENERGY GAS HOLDINGS, LLC	☐	☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant	Yes	No
BERKSHIRE HATHAWAY ENERGY COMPANY	☒	☐
PACIFICORP	☒	☐
MIDAMERICAN FUNDING, LLC	☐	☒
MIDAMERICAN ENERGY COMPANY	☒	☐
NEVADA POWER COMPANY	☒	☐
SIERRA PACIFIC POWER COMPANY	☒	☐
EASTERN ENERGY GAS HOLDINGS, LLC	☒	☐

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

Registrant	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
BERKSHIRE HATHAWAY ENERGY COMPANY	☐	☐	☒	☐	☐
PACIFICORP	☐	☐	☒	☐	☐
MIDAMERICAN FUNDING, LLC	☐	☐	☒	☐	☐
MIDAMERICAN ENERGY COMPANY	☐	☐	☒	☐	☐
NEVADA POWER COMPANY	☐	☐	☒	☐	☐
SIERRA PACIFIC POWER COMPANY	☐	☐	☒	☐	☐
EASTERN ENERGY GAS HOLDINGS, LLC	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of January 31, 2021, 76,368,874 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of January 31, 2021, 357,060,915 shares of common stock, no par value, were outstanding.

All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of January 31, 2021.All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of January 31, 2021, 70,980,203 shares of common stock, no par value, were outstanding.

All shares of outstanding common stock of Nevada Power Company and its subsidiaries are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of January 31, 2021, 1,000 shares of common stock, $1.00 stated value, were outstanding.

All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of January 31, 2021, 1,000 shares of common stock, $3.75 par value, were outstanding.

All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of January 31, 2021.

Berkshire Hathaway Energy Company, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC and its subsidiaries meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing portions of this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10‑K.

This combined Form 10-K is separately filed by Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC and its subsidiaries. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 1 through 4, Part II - Items 5 through 7A, and Part III - Items 10 through 14, the following terms have the definitions indicated.

Entity Definitions
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC and its subsidiaries
Subsidiary Registrants	PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company
BHE GT&S	BHE GT&S, LLC
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
HomeServices	HomeServices of America, Inc. and its subsidiaries
BHE Pipeline Group or Pipeline Companies	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Renewables	BHE Renewables, LLC and CalEnergy Philippines
ETT	Electric Transmission Texas, LLC
Domestic Regulated Businesses	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company, BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
Regulated Businesses	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company, BHE GT&S, LLC, Northern Natural Gas Company, Kern River Gas Transmission Company and AltaLink, L.P.
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company
Northern Powergrid Distribution Companies	Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc
Topaz	Topaz Solar Farms LLC
Topaz Project	550-megawatt solar project in California
Agua Caliente	Agua Caliente Solar, LLC

Agua Caliente Project	290-megawatt solar project in Arizona
Bishop Hill II	Bishop Hill Energy II LLC
Bishop Hill Project	81-megawatt wind-powered generating facility in Illinois
Pinyon Pines I	Pinyon Pines Wind I, LLC
Pinyon Pines II	Pinyon Pines Wind II, LLC
Pinyon Pines Projects	168-megawatt and 132-megawatt wind-powered generating facilities in California
Jumbo Road	Jumbo Road Holdings, LLC
Jumbo Road Project	300-megawatt wind-powered generating facility in Texas
Solar Star Funding	Solar Star Funding, LLC
Solar Star Projects	A combined 586-megawatt solar project in California
Solar Star I	Solar Star California XIX, LLC
Solar Star II	Solar Star California XX, LLC
Cove Point	Cove Point LNG, LP
EGTS	Eastern Gas Transmission and Storage, Inc.
GT&S Transaction	The acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy and Dominion Questar, exclusive of the Questar Pipeline Group on November 1, 2020
DEI	Dominion Energy, Inc.
Dominion Questar	Dominion Energy Questar Corporation
Questar Pipeline Group	Dominion Energy Questar Pipeline, LLC and related entities
Liquefaction Facility	A natural gas export/liquefaction facility
Atlantic Coast Pipeline	Atlantic Coast Pipeline, LLC
Dominion Energy Gas Restructuring	The acquisition of DCP and Eastern MLP Holding Company II, LLC (formerly known as Dominion MLP Holding Company II, LLC) from, and the disposition of East Ohio and EGP to, DEI by Eastern Energy Gas Holdings, LLC on November 6, 2019
DCP	CPMLP Holdings Company, LLC (formerly known as Dominion Cove Point, LLC)

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AESO	Alberta Electric System Operator
AFUDC	Allowance for Funds Used During Construction
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ASC	Accounting Standards Codification
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
Bcf	Billion cubic feet
BTER	Base Tariff Energy Rate
California ISO	California Independent System Operator Corporation
CCR	Coal Combustion Residuals
COVID-19	Coronavirus Disease 2019
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DEAA	Deferred Energy Accounting Adjustment
Dodd-Frank Reform Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dth	Decatherm

DSM	Demand-side Management
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EEIR	Energy Efficiency Implementation Rate
EEPR	Energy Efficiency Program Rate
EIM	Energy Imbalance Market
EPA	United States Environmental Protection Agency
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hour
ICC	Illinois Commerce Commission
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
LDC	Local Distribution Company
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxides
NRC	Nuclear Regulatory Commission
OATT	Open Access Transmission Tariff
OCA	Iowa Office of Consumer Advocate
OCI	Other Comprehensive Income (Loss)
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PGA	Purchased Gas Adjustment Clause
PTAM	Post Test-year Adjustment Mechanism
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RCRA	Resource Conservation and Recovery Act
RAC	Renewable Adjustment Clause
REC	Renewable Energy Credit
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission

SIP	State Implementation Plan
SO2	Sulfur Dioxide
TAM	Transition Adjustment Mechanism
UPSC	Utah Public Service Commission
VIE	Variable Interest Entity
WECC	Western Electricity Coordinating Council
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission
ZEC	Zero Emission Credit

v

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the relevant Registrant's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of each Registrant and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:
•general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including income tax reform, initiatives regarding deregulation and restructuring of the utility industry, and reliability and safety standards, affecting the respective Registrant's operations or related industries;
•changes in, and compliance with, environmental laws, regulations, decisions and policies that could, among other items, increase operating and capital costs, reduce facility output, accelerate facility retirements or delay facility construction or acquisition;
•the outcome of regulatory rate reviews and other proceedings conducted by regulatory agencies or other governmental and legal bodies and the respective Registrant's ability to recover costs through rates in a timely manner;
•changes in economic, industry, competition or weather conditions, as well as demographic trends, new technologies and various conservation, energy efficiency and private generation measures and programs, that could affect customer growth and usage, electricity and natural gas supply or the respective Registrant's ability to obtain long-term contracts with customers and suppliers;
•performance, availability and ongoing operation of the respective Registrant's facilities, including facilities not operated by the Registrants, due to the impacts of market conditions, outages and repairs, transmission constraints, weather, including wind, solar and hydroelectric conditions, and operating conditions;
•the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the control of each respective Registrant or by a breakdown or failure of the Registrants' operating assets, including severe storms, floods, fires, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars, terrorism, pandemics (including potentially in relation to COVID-19), embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;
•the ability to economically obtain insurance coverage, or any insurance coverage at all, sufficient to cover losses arising from catastrophic events, such as wildfires where the Registrants may be found liable for property damages regardless of fault;
•a high degree of variance between actual and forecasted load or generation that could impact a Registrant's hedging strategy and the cost of balancing its generation resources with its retail load obligations;
•changes in prices, availability and demand for wholesale electricity, coal, natural gas, other fuel sources and fuel transportation that could have a significant impact on generating capacity and energy costs;
•the financial condition, creditworthiness and operational stability of the respective Registrant's significant customers and suppliers;
•changes in business strategy or development plans;
•availability, terms and deployment of capital, including reductions in demand for investment-grade commercial paper, debt securities and other sources of debt financing and volatility in interest rates;
•changes in the respective Registrant's credit ratings;
•risks relating to nuclear generation, including unique operational, closure and decommissioning risks;
•hydroelectric conditions and the cost, feasibility and eventual outcome of hydroelectric relicensing proceedings;
•the impact of certain contracts used to mitigate or manage volume, price and interest rate risk, including increased collateral requirements, and changes in commodity prices, interest rates and other conditions that affect the fair value of certain contracts;
•the impact of inflation on costs and the ability of the respective Registrants to recover such costs in regulated rates;
•fluctuations in foreign currency exchange rates, primarily the British pound and the Canadian dollar;

•increases in employee healthcare costs;
•the impact of investment performance, certain participant elections such as lump sum distributions and changes in interest rates, legislation, healthcare cost trends, mortality, morbidity on pension and other postretirement benefits expense and funding requirements;
•changes in the residential real estate brokerage, mortgage and franchising industries and regulations that could affect brokerage, mortgage and franchising transactions;
•the ability to successfully integrate the portion of the natural gas transmission and storage business acquired from DEI on November 1, 2020, and future acquired operations into a Registrant's business;
•the expected timing and likelihood of completion of the proposed transaction to acquire the remaining portion of DEI's natural gas transmission and storage business, including the ability to obtain the required clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended;
•unanticipated construction delays, changes in costs, receipt of required permits and authorizations, ability to fund capital projects and other factors that could affect future facilities and infrastructure additions;
•the availability and price of natural gas in applicable geographic regions and demand for natural gas supply;
•the impact of new accounting guidance or changes in current accounting estimates and assumptions on the financial results of the respective Registrants; and
•other business or investment considerations that may be disclosed from time to time in the Registrants' filings with the SEC or in other publicly disseminated written documents.

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

PART I

Item 1.    Business

GENERAL

BHE is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway. As of January 31, 2021, Berkshire Hathaway, Mr. Walter Scott, Jr., a member of BHE's Board of Directors (along with his family members and related or affiliated entities) and Mr. Gregory E. Abel, BHE's Chairman, beneficially owned 91.1%, 7.9% and 1.0%, respectively, of BHE's voting common stock.

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies, one of which owns an LNG import, export and storage facility, in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

BHE owns a highly diversified portfolio of primarily regulated businesses that generate, transmit, store, distribute and supply energy and serve customers and end-users across geographically diverse service territories, including 28 states located throughout the United States and in Great Britain and Canada.
•83% of Berkshire Hathaway Energy's consolidated operating income during 2020 was generated from rate-regulated businesses.
•The Utilities serve 5.2 million electric and natural gas customers in 11 states in the United States, Northern Powergrid serves 3.9 million end-users in northern England and AltaLink serves approximately 85% of Alberta, Canada's population.
•As of December 31, 2020, the Company owns approximately 33,700 MWs of generation capacity in operation and under construction:
◦Approximately 29,000 MWs of generation capacity is owned by its regulated electric utility businesses;
◦Approximately 4,700 MWs of generation capacity is owned by its nonregulated subsidiaries, the majority of which provides power to utilities under long-term contracts;
◦Owned generation capacity in operation and under construction consists of 38% wind and solar, 32% natural gas, 24% coal, 5% hydroelectric and geothermal and 1% nuclear and other; and,
◦Cumulative investments in wind, solar, geothermal and biomass generation facilities is approximately $34 billion.
•The Company owns approximately 36,000 miles of transmission lines and owns a 50% interest in ETT that has approximately 1,900 miles of transmission lines.
•The BHE Pipeline Group operates approximately 21,300 miles of pipeline with a market area design capacity of approximately 21 Bcf of natural gas per day, serves customers and end-users in 23 states and transported approximately 15% of the total natural gas consumed in the United States during 2020. The BHE Pipeline Group also operates 20 natural gas storage facilities with a total operating storage design capacity of 499 Bcf.
•HomeServices closed over $152.2 billion of home sales in 2020, up 13.1% from 2019, and continued to grow its brokerage, mortgage and franchise businesses, with services in all 50 states. HomeServices' franchise business has approximately 370 franchisees primarily in the United States and internationally.

Human Capital

The Registrants are committed to attracting, retaining and developing the highest quality of employees; maintaining a safe, diverse and inclusive work environment; offering competitive compensation and benefit programs; and providing employees with opportunities for growth and development.

Employees

As of December 31, 2020, BHE had approximately 23,800 employees, consisting of approximately 14,200 (60%) electric and natural gas operations employees, approximately 6,300 (26%) real estate services employees and approximately 3,300 (14%) corporate services employees. HomeServices has approximately 43,000 real estate agents who are independent contractors. As of December 31, 2020, approximately 8,200 BHE employees were covered by union contracts. The majority of the union employees are employed by the Utilities and are represented by the International Brotherhood of Electrical Workers, the Utility Workers Union of America, the United Utility Workers Association and the International Brotherhood of Boilermakers.

Safety

Safety and security are integral to the Registrants' culture and will always be one of the Registrants' top priorities. The Registrants' safety, cyber and physical security programs are built on personal ownership, compliance with standards, accountability for performance, and continuous improvement. The Registrants' provide best-in-class training to ensure that all employees understand the risks and have thorough and specific knowledge to protect themselves, as well as the Registrants' assets, information and operations.

The Registrants use the recordable incident rate to measure employee safety. The recordable incident rate is defined as the number of work-related injuries per 100 full-time workers during a one-year period. The recordable incident rates for each of the Registrants are included below:

Year Ended
December 31, 2020
Recordable Incident Rate:
PacifiCorp	0.92
MidAmerican Energy	0.73
Nevada Power	0.51
Sierra Pacific	0.96
Eastern Energy Gas	0.59
BHE Overall	0.51

Compensation and Benefits

The Registrants' commitment to employees is further demonstrated through competitive compensation and benefits and by providing opportunities for personal growth and career development. In addition to market-based salary, the Registrants' compensation packages include incentive programs to recognize and reward outstanding performance. The Registrants' benefits programs are designed to meet the diverse needs of employees and their families and includes, among other benefits:

•A comprehensive and flexible benefits package that includes medical, dental and vision coverage; employee assistance programs; pre-tax flexible spending accounts; and adoption assistance;
•Income protection that includes options for short- and long-term disability coverage and life insurance;
•Retirement planning that includes a retirement savings plan 401(k) and a variety of employee and employer contribution and matching options;
•Family Medical Leave as well as paid time off and holiday benefits; and
•Career development opportunities that provide access to a variety of learning programs and career development support, including tuition reimbursement.

BHE was incorporated under the laws of the state of Iowa in 1999 and its principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580, its telephone number is (515) 242-4300 and its internet address is www.brkenergy.com.

PACIFICORP

General

PacifiCorp, an indirect wholly owned subsidiary of BHE, is a United States regulated electric utility company headquartered in Oregon that serves approximately 2.0 million retail electric customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp is principally engaged in the business of generating, transmitting, distributing and selling electricity. PacifiCorp's combined service territory covers approximately 141,400 square miles and includes diverse regional economies across six states. No single segment of the economy dominates the combined service territory, which helps mitigate PacifiCorp's exposure to economic fluctuations. In the eastern portion of the service territory, consisting of Utah, Wyoming and southeastern Idaho, the principal industries are manufacturing, mining or extraction of natural resources, agriculture, technology, recreation and government. In the western portion of the service territory, consisting of Oregon, southern Washington and northern California, the principal industries are agriculture, manufacturing, forest products, food processing, technology, government and primary metals. In addition to retail sales, PacifiCorp buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants to balance and optimize the economic benefits of electricity generation, retail customer loads and existing wholesale transactions. Certain PacifiCorp subsidiaries support its electric utility operations by providing coal mining services.

PacifiCorp's operations are conducted under numerous franchise agreements, certificates, permits and licenses obtained from federal, state and local authorities. The average term of the franchise agreements is approximately 22 years. Several of these franchise agreements allow the municipality the right to seek amendment to the franchise agreement at a specified time during the term. PacifiCorp generally has an exclusive right to serve electric customers within its service territories and, in turn, has an obligation to provide electric service to those customers. In return, the state utility commissions have established rates on a cost-of-service basis, which are designed to allow PacifiCorp an opportunity to recover its costs of providing services and to earn a reasonable return on its investments.

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

All shares of PacifiCorp's common stock are indirectly owned by BHE. PacifiCorp also has shares of preferred stock outstanding that are subject to voting rights in certain limited circumstances.

Regulated Electric Operations

Customers

The GWhs and percentages of electricity sold to PacifiCorp's retail customers by jurisdiction for the years ended December 31 were as follows:

	2020		2019		2018

Utah	24,851	46%	24,490	45%	24,514	45%
Oregon	12,993	24	13,089	24	12,867	23
Wyoming	8,358	15	9,393	17	9,393	17
Washington	4,065	7	4,145	7	3,949	7
Idaho	3,534	7	3,485	6	3,643	7
California	759	1	741	1	749	1
Total	54,560	100%	55,343	100%	55,115	100%

Electricity sold to PacifiCorp's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2020		2019		2018
GWhs sold:
Residential	17,150	29%	16,668	27%	16,227	26%
Commercial	17,727	29	18,151	30	18,078	28
Industrial, irrigation and other	19,683	33	20,524	34	20,810	33
Total retail	54,560	91	55,343	91	55,115	87
Wholesale	5,249	9	5,480	9	8,309	13
Total GWhs sold	59,809	100%	60,823	100%	63,424	100%

Average number of retail customers (in thousands):
Residential	1,713	87%	1,682	87%	1,651	87%
Commercial	217	11	214	11	212	11
Industrial, irrigation and other	37	2	37	2	37	2
Total	1,967	100%	1,933	100%	1,900	100%

Variations in weather, economic conditions and various conservation, energy efficiency and private generation measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

The annual hourly peak customer demand, which represents the highest demand on a given day and at a given hour, occurs in the summer when air conditioning and irrigation systems are heavily used. Peak demand in the winter occurs due to heating requirements. During 2020, PacifiCorp's peak demand was 10,546 MWs in the summer and 8,327 MWs in the winter.

Generating Facilities and Fuel Supply

PacifiCorp has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding PacifiCorp's owned generating facilities as of December 31, 2020:

				Facility	Net Owned
			Installed /	Net Capacity	Capacity
Generating Facility	Location	Energy Source	Repowered(1)	(MWs)(2)	(MWs)(2)
COAL(3):
Jim Bridger Nos. 1, 2, 3 and 4	Rock Springs, WY	Coal	1974-1979	2,119	1,413
Hunter Nos. 1, 2 and 3	Castle Dale, UT	Coal	1978-1983	1,363	1,158
Huntington Nos. 1 and 2	Huntington, UT	Coal	1974-1977	909	909
Dave Johnston Nos. 1, 2, 3 and 4	Glenrock, WY	Coal	1959-1972	745	745
Naughton Nos. 1 and 2	Kemmerer, WY	Coal	1963-1968	357	357
Wyodak No. 1	Gillette, WY	Coal	1978	332	266
Craig Nos. 1 and 2	Craig, CO	Coal	1979-1980	837	161
Colstrip Nos. 3 and 4	Colstrip, MT	Coal	1984-1986	1,480	148
Hayden Nos. 1 and 2	Hayden, CO	Coal	1965-1976	441	77
				8,583	5,234
NATURAL GAS:
Lake Side 2	Vineyard, UT	Natural gas/steam	2014	631	631
Lake Side	Vineyard, UT	Natural gas/steam	2007	546	546
Currant Creek	Mona, UT	Natural gas/steam	2005-2006	524	524
Chehalis	Chehalis, WA	Natural gas/steam	2003	477	477
Naughton No. 3(4)	Kemmerer, WY	Natural gas	1971	247	247
Gadsby Steam	Salt Lake City, UT	Natural gas	1951-1955	238	238
Hermiston	Hermiston, OR	Natural gas/steam	1996	461	231
Gadsby Peakers	Salt Lake City, UT	Natural gas	2002	119	119
				3,243	3,013
HYDROELECTRIC:
Lewis River System	WA	Hydroelectric	1931-1958	578	578
North Umpqua River System	OR	Hydroelectric	1950-1956	204	204
Klamath River System	CA, OR	Hydroelectric	1903-1962	170	170
Bear River System	ID, UT	Hydroelectric	1908-1984	105	105
Rogue River System	OR	Hydroelectric	1912-1957	52	52
Minor hydroelectric facilities	Various	Hydroelectric	1895-1986	26	26
				1,135	1,135
WIND:
Ekola Flats	Medicine Bow, WY	Wind	2020	250	250
Marengo	Dayton, WA	Wind	2007-2008 / 2020	234	234
TB Flats	Medicine Bow, WY	Wind	2020	204	204
Cedar Springs II	Douglas, WY	Wind	2020	199	199
Glenrock	Glenrock, WY	Wind	2008-2009 / 2019	139	139
Seven Mile Hill	Medicine Bow, WY	Wind	2008 / 2019	119	119
Dunlap Ranch	Medicine Bow, WY	Wind	2010 / 2020	111	111
Leaning Juniper	Arlington, OR	Wind	2006 / 2019	100	100
Rolling Hills	Glenrock, WY	Wind	2009 / 2019	100	100
High Plains	McFadden, WY	Wind	2009 / 2019	99	99
Goodnoe Hills	Goldendale, WA	Wind	2008 / 2019	94	94
Foote Creek(5)	Arlington, WY	Wind	1999	41	41
McFadden Ridge	McFadden, WY	Wind	2009 / 2019	28	28
Pryor Mountain	Bridger, MT	Wind	2020	20	20
				1,738	1,738
OTHER:
Blundell	Milford, UT	Geothermal	1984, 2007	32	32
				32	32

Total Available Generating Capacity				14,731	11,152

PROJECTS UNDER CONSTRUCTION:
Various wind projects(6)	516	516
	15,247	11,668

(1)Repowered dates are associated with component replacements on existing wind-powered generating facilities commonly referred to by the Internal Revenue Service ("IRS") as repowering. IRS rules provide for re-establishment of the PTCs for an existing wind-powered generating facility upon the replacement of a significant portion of its components. If the degree of component replacement in such projects meets IRS guidelines, PTCs are re-established for ten years at rates that depend upon the date on which construction begins.
(2)Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates PacifiCorp's ownership of Facility Net Capacity.
(3)Cholla Unit 4 was retired in December 2020 consistent with the preferred portfolio in PacifiCorp's 2019 IRP. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion.
(4)Naughton Unit 3 was removed from coal-fueled service in January 2019. PacifiCorp determined in its 2019 IRP that converting Naughton Unit 3 to a natural gas-fueled generation resource provides economic benefits to customers. PacifiCorp completed the conversion to natural gas in 2020.

(5)Foote Creek is in the process of being repowered and is expected to be completed in 2021.

(6)Includes portions of TB Flats and Pryor Mountain projects that remain under construction.

The following table shows the percentages of PacifiCorp's total energy supplied by energy source for the years ended December 31:

	2020	2019	2018

Coal	48%	53%	54%
Natural gas	19	19	16
Hydroelectric(1)	5	4	5
Wind and other(1)	6	4	5
Total energy generated	78	80	80
Energy purchased - short-term contracts and other	10	10	10
Energy purchased - long-term contracts (renewable)(1)	12	10	10
	100%	100%	100%

(1)All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of RECs or other environmental commodities, or (c) excluded from energy purchased.

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

    Coal

PacifiCorp has interests in coal mines that support its coal-fueled generating facilities and jointly operates the Bridger surface and Bridger underground coal mines. These mines supplied 16%, 19% and 17% of PacifiCorp's total coal requirements during the years ended December 31, 2020, 2019 and 2018, respectively. The remaining coal requirements are acquired through long and short-term third-party contracts.

Most of PacifiCorp's coal reserves are held through agreements with the federal Bureau of Land Management and from certain states and private parties. The agreements generally have multi-year terms that may be renewed or extended and require payment of rents and royalties. In addition, federal and state regulations require that comprehensive environmental protection and reclamation standards be met during the course of mining operations and upon completion of mining activities.

Coal reserve estimates are subject to adjustment as a result of the development of additional engineering and geological data, new mining technology and changes in regulation and economic factors affecting the utilization of such reserves.

Recoverability by surface mining methods typically ranges from 90% to 95%. Recoverability by underground mining techniques ranges from 50% to 70%. To meet applicable standards, PacifiCorp blends coal from its owned mines with contracted coal and utilizes emissions reduction technologies for controlling SO2 and other emissions. For fuel needs at PacifiCorp's coal-fueled generating facilities in excess of coal reserves available, PacifiCorp believes it will be able to purchase coal under both long- and short-term contracts to supply its generating facilities over their currently expected remaining useful lives.

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

    Wind and Other Renewable Resources

PacifiCorp has pursued renewable resources as a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Renewable resources have low to no emissions and require little or no fossil fuel. PacifiCorp is repowering all of its existing wind-powered generating facilities by replacing a significant portion of the equipment to requalify the facilities for federal renewable electricity PTCs for ten years from the date the repowered facilities were placed in-service. The repowering project will extend the lives of the existing wind facilities and increase the anticipated electrical generation from the repowered wind facilities, on average, by approximately 26%. Additionally, new wind-powered generating facilities totaling 674 MWs were placed in-service during 2020 with another 516 MWs expected to be placed in-service during 2021. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal PTCs available for ten years once the equipment is placed in-service. In addition to the discussion contained herein regarding repowering activities, refer to "Regulatory Matters" in Item 1 of this Form 10-K.

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

PacifiCorp's transmission system is part of the Western Interconnection, which includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. PacifiCorp's transmission system, together with contractual rights on other transmission systems, enables PacifiCorp to integrate and access generation resources to meet its customer load requirements. PacifiCorp's transmission and distribution systems included approximately 16,900 miles of transmission lines in ten states, 63,800 miles of distribution lines and 900 substations as of December 31, 2020.

PacifiCorp's transmission and distribution system is managed on a coordinated basis to obtain maximum load-carrying capability and efficiency. Portions of PacifiCorp's transmission and distribution systems are located:

•On property owned or used through agreements by PacifiCorp;
•Under or over streets, alleys, highways and other public places, the public domain and national forests and state and federal lands under franchises, easements or other rights that are generally subject to termination;
•Under or over private property as a result of easements obtained primarily from the title holder of record; or
•Under or over Native American reservations through agreements with the United States Secretary of Interior or Native American tribes.
It is possible that some of the easements and the property over which the easements were granted may have title defects or may be subject to mortgages or liens existing at the time the easements were acquired.

PacifiCorp's Energy Gateway Transmission Expansion Program represents plans to build approximately 2,000 miles of new high-voltage transmission lines, with an estimated cost of $6 billion, primarily in Wyoming, Utah, Idaho and Oregon. The $6 billion estimated cost includes: (a) the 135-mile, 345-kV transmission line between the Terminal substation near the Salt Lake City Airport and the Populus substation in Downey, Idaho, placed in-service in 2010; (b) the 100-mile, 345/500-kV transmission line between the Mona substation in central Utah and the Oquirrh substation in the Salt Lake Valley, placed in-service in 2013; (c) the 170-mile, 345-kV transmission line between the Sigurd substation in central Utah and the Red Butte substation in southwest Utah, placed in-service in 2015; (d) the 140-mile, 500-kV transmission line between Aeolus substation near Medicine Bow in Wyoming and Jim Bridger generating facility, placed in-service in 2020; (e) the 400-mile, 500kV high-voltage transmission line between the Aeolus substation and the Clover substation near Mona, Utah; (f) the 290-mile, 500kV high-voltage transmission line from Longhorn Substation near Boardman, Oregon, to the existing Hemingway Substation southwest of Boise, Idaho (a joint project with Idaho Power and the Bonneville Power Administration); and (g) other segments that are expected to be placed in-service in future years, depending on load growth, siting, permitting and construction schedules. The transmission line segments are intended to: (a) address customer load growth; (b) improve system reliability; (c) reduce transmission system constraints; (d) provide access to diverse generation resources, including renewable resources; and (e) improve the flow of electricity throughout PacifiCorp's six-state service area. Proposed transmission line segments are evaluated to ensure optimal benefits and timing before committing to move forward with permitting and construction. Through December 31, 2020, $2.7 billion had been spent and $2.3 billion, including AFUDC, had been placed in-service.

Future Generation, Conservation and Energy Efficiency

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. The IRP process identifies the amount and timing of PacifiCorp's expected future resource needs, accounting for planning uncertainty, risks, reliability, state energy policies and other factors. The IRP is prepared following a public process, which provides an opportunity for stakeholders to participate in PacifiCorp's resource planning process. PacifiCorp files its IRP on an every-two-year basis with the state commissions in each of the six states where PacifiCorp operates. Five states indicate whether the IRP meets the state commission's IRP standards and guidelines, a process referred to as "acknowledgment" in some states.

In October 2019, PacifiCorp filed its 2019 IRP with its state commissions. In November 2019, the WUTC temporarily suspended its practice of acknowledging utility IRPs, including PacifiCorp's 2019 IRP, due to ongoing implementation activities associated with Washington state's Senate Bill 5116, the Clean Energy Transformation Act. In May 2020, the OPUC acknowledged the 2019 IRP with conditions. The UPSC also acknowledged the 2019 IRP in May 2020. In September 2020, the IPUC acknowledged the 2019 IRP. In October 2020, the WPSC concluded its docket investigating the 2019 IRP. A written decision was issued in January 2021 requiring PacifiCorp to incorporate additional analyses for the 2021 IRP and periodically file reports related to the action plan and other items.

The 2019 IRP includes new transmission investments that will facilitate growth in new renewable energy resources, new storage resources, and expansion in new energy efficiency measures and demand-response programs. The IRP also includes accelerated coal-fueled generation facility retirements and the need for incremental flexible capacity resources beginning in 2021. Delivery of new transmission infrastructure that will facilitate approximately 4,400 MWs of new renewable energy resources, incremental to new renewable capacity that was expected to come online by the end of 2020 and 2021, and the addition of approximately 600 MWs of new storage capacity is planned through 2023. The 2019 IRP outlines PacifiCorp's plan to procure these near-term generating facilities through a Request for Proposals ("RFP") process that will determine how many of the new resources identified in the 2019 IRP will be developed as owned assets or power purchase agreements. Over the next 20 years, the 2019 IRP calls for retiring approximately 4,500 MWs of coal-fueled generating capacity while adding approximately 8,900 MWs of new renewable resources, incremental to new renewable capacity of approximately 2,000 MWs that were expected to come online by the end of 2020 and 2021, and approximately 2,800 MWs of new storage capacity. All or some of the renewable energy attributes associated with generation from these renewable resources may be used in future years to comply with RPS or other regulatory requirements, sold to third parties in the form of RECs or other environmental commodities, or excluded from energy purchased.

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

A draft of PacifiCorp's 2020 All Source RFP ("2020AS RFP") was filed for approval with the UPSC and the OPUC in April 2020. In July 2020, the UPSC and the OPUC approved the 2020AS RFP, and PacifiCorp issued the 2020AS RFP to the market. The 2020AS RFP sought bids for resources capable of coming online by the end of 2024 up to the level of resources identified in PacifiCorp's 2019 IRP. Bids were submitted in August 2020, and an initial shortlist was identified in October 2020. The initial shortlist includes a total of 6,982 MWs of new generation and storage capacity. Of the total, 5,652 MWs are new generation resources (represented by 3,173 MWs of solar generation and 2,479 MWs of wind generation) and an additional 1,330 MWs of new battery storage assets, which includes 1,130 MWs of solar collocated battery storage and 200 MWs of stand-alone battery storage. The final shortlist of winning bids will be identified by June 2021.

Energy Efficiency Programs

PacifiCorp has provided a comprehensive set of DSM programs to its customers since the 1970s. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. PacifiCorp offers services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, PacifiCorp offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for energy project management, efficient building operations and efficient construction. Incentives are also paid to solicit participation in load management programs by residential, business and agricultural customers through programs such as PacifiCorp's residential and small commercial air conditioner load control program and irrigation equipment load control programs. Although subject to prudence reviews, state regulations allow for recovery of costs incurred for the DSM programs through state-specific energy efficiency surcharges to retail customers or for recovery of costs through rates. During 2020, PacifiCorp spent $159 million on these DSM programs, resulting in an estimated 574,114 MWhs of first-year energy savings and an estimated 270 MWs of peak load management. In addition to these DSM programs, PacifiCorp has load curtailment contracts with a number of large industrial customers that deliver up to 305 MWs of load reduction when needed, depending on the customers' actual loads. Recovery of the costs associated with the large industrial load management program are captured in the retail special contract agreements with those customers approved by their respective state commissions or through PacifiCorp's general rate case process.

Human Capital

Employees

As of December 31, 2020, PacifiCorp had approximately 5,200 employees, of which approximately 2,900 were covered by union contracts, principally with the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the International Brotherhood of Boilermakers. For more information regarding PacifiCorp's human capital disclosures, refer to Item 1. Business - General section of this Form 10-K.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

General

MidAmerican Funding and MHC

MidAmerican Funding, a wholly owned subsidiary of BHE, is a holding company headquartered in Iowa that owns all of the outstanding common stock of MHC Inc. ("MHC"), which is a holding company owning all of the common stock of MidAmerican Energy and Midwest Capital Group, Inc. ("Midwest Capital"). MidAmerican Funding and MidAmerican Energy are indirect consolidated subsidiaries of Berkshire Hathaway. MidAmerican Funding conducts no business other than activities related to its debt securities and the ownership of MHC. MHC conducts no business other than the ownership of its subsidiaries. MidAmerican Energy is a substantial portion of MidAmerican Funding's and MHC's assets, revenue and earnings.

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

The percentages of MidAmerican Energy's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2020	2019	2018
Operating revenue:
Regulated electric	79%	76%	75%
Regulated gas	21	23	25
Other	—	1	—
	100%	100%	100%

Operating income:
Regulated electric	86%	86%	85%
Regulated gas	14	13	15
Other	—	1	—
	100%	100%	100%

MidAmerican Energy was incorporated under the laws of the state of Iowa in 1995 and its principal executive offices are located at 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580, its telephone number is (515) 242-4300 and its internet address is www.midamericanenergy.com.

Regulated Electric Operations

Customers

The GWhs and percentages of electricity sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2020		2019		2018

Iowa	24,425	92%	24,073	92%	23,670	92%
Illinois	1,847	7	1,894	7	1,944	7
South Dakota	251	1	234	1	237	1
	26,523	100%	26,201	100%	25,851	100%

Electricity sold to MidAmerican Energy's retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2020		2019		2018
GWhs sold:
Residential	6,687	18%	6,575	18%	6,763	18%
Commercial	3,707	10	3,921	11	3,897	11
Industrial	14,645	39	14,127	39	13,587	37
Other	1,484	4	1,578	4	1,604	4
Total retail	26,523	71	26,201	72	25,851	70
Wholesale	11,219	29	10,000	28	11,181	30
Total GWhs sold	37,742	100%	36,201	100%	37,032	100%

Average number of retail customers (in thousands):
Residential	682	86%	675	86%	670	86%
Commercial	97	12	95	12	94	12
Industrial	2	—	2	—	2	—
Other	14	2	14	2	14	2
Total	795	100%	786	100%	780	100%

Variations in weather, economic conditions and various conservation and energy efficiency measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

There are seasonal variations in MidAmerican Energy's electricity sales that are principally related to weather and the related use of electricity for air conditioning. Additionally, electricity sales are priced higher in the summer months compared to the remaining months of the year. As a result, 40% to 50% of MidAmerican Energy's regulated electric retail revenue is reported in the months of June, July, August and September.

A degree of concentration of sales exists with certain large electric retail customers. Sales to the ten largest customers, from a variety of industries, comprised 23%, 21% and 20% of total retail electric sales in 2020, 2019 and 2018, respectively. Sales to electronic data storage customers included in the ten largest customers comprised 16%, 12% and 9% of total retail electric sales in 2020, 2019 and 2018, respectively.

The annual hourly peak demand on MidAmerican Energy's electric system usually occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On July 8, 2020, retail customer usage of electricity caused an hourly peak demand of 5,035 MWs on MidAmerican Energy's electric distribution system, which is 60 MWs less than the record hourly peak demand of 5,095 MWs set July 19, 2019.

Generating Facilities and Fuel Supply

MidAmerican Energy has ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding MidAmerican Energy's owned generating facilities as of December 31, 2020:

				Facility	Net
			Year Installed /	Net Capacity	Owned Capacity
Generating Facility	Location	Energy Source	Repowered(1)	(MWs)(2)	(MWs)(2)
WIND:
Ida Grove	Ida Grove, IA	Wind	2016-2019	500	500
Orient	Greenfield, IA	Wind	2018-2019	500	500
Highland	Primghar, IA	Wind	2015	475	475
Rolling Hills	Massena, IA	Wind	2011	443	443
Beaver Creek	Ogden, IA	Wind	2017-2018	340	340
North English	Montezuma, IA	Wind	2018-2019	340	340
Palo Alto	Palo Alto, IA	Wind	2019-2020	340	340
Arbor Hill	Greenfield, IA	Wind	2018-2020	310	310
Pomeroy	Pomeroy, IA	Wind	2007-2011 / 2018-2019	286	286
Diamond Trail	Ladora, IA	Wind	2020	250	250
Lundgren	Otho, IA	Wind	2014	250	250
O'Brien	Primghar, IA	Wind	2016	250	250
Century	Blairsburg, IA	Wind	2005-2008 / 2017-2018	200	200
Eclipse	Adair, IA	Wind	2012	200	200
Intrepid	Schaller, IA	Wind	2004-2005 / 2017	176	176
Adair	Adair, IA	Wind	2008 / 2019-2020	175	175
Prairie	Montezuma, IA	Wind	2017-2018	169	169
Southern Hills	Orient, IA	Wind	2020	163	163
Carroll	Carroll, IA	Wind	2008 / 2019	150	150
Walnut	Walnut, IA	Wind	2008 / 2019	150	150
Vienna	Gladbrook, IA	Wind	2012-2013	150	150
Adams	Lennox, IA	Wind	2015	150	150
Wellsburg	Wellsburg, IA	Wind	2014	139	139
Laurel	Laurel, IA	Wind	2011	120	120
Macksburg	Macksburg, IA	Wind	2014	119	119
Contrail	Braddyville, IA	Wind	2020	110	110
Morning Light	Adair, IA	Wind	2012	100	100
Victory	Westside, IA	Wind	2006 / 2017-2018	99	99
Ivester	Wellsburg, IA	Wind	2018	90	90
Pocahontas Prairie(3)	Pomeroy, IA	Wind	2020	80	80
Charles City	Charles City, IA	Wind	2008 / 2018	75	75
				6,899	6,899
COAL:
Louisa	Muscatine, IA	Coal	1983	744	655
Walter Scott, Jr. Unit No. 3	Council Bluffs, IA	Coal	1978	702	556
Walter Scott, Jr. Unit No. 4	Council Bluffs, IA	Coal	2007	819	489
Ottumwa	Ottumwa, IA	Coal	1981	720	374
George Neal Unit No. 3	Sergeant Bluff, IA	Coal	1975	506	364
George Neal Unit No. 4	Salix, IA	Coal	1979	653	265
				4,144	2,703
NATURAL GAS AND OTHER:
Greater Des Moines	Pleasant Hill, IA	Gas	2003-2004	485	485
Electrifarm	Waterloo, IA	Gas or Oil	1975-1978	187	187
Pleasant Hill	Pleasant Hill, IA	Gas or Oil	1990-1994	156	156
Sycamore	Johnston, IA	Gas or Oil	1974	147	147
River Hills	Des Moines, IA	Gas	1966-1967	118	118
Riverside Unit No. 5(4)	Bettendorf, IA	Gas	1961	117	117
Coralville	Coralville, IA	Gas	1970	66	66
Moline	Moline, IL	Gas	1970	64	64
28 portable power modules	Various	Oil	2000	56	56
Parr	Charles City, IA	Gas	1969	33	33

				Facility	Net
			Year Installed /	Net Capacity	Owned Capacity
Generating Facility	Location	Energy Source	Repowered(1)	(MWs)(2)	(MWs)(2)
				1,429	1,429

NUCLEAR:
Quad Cities Unit Nos. 1 and 2	Cordova, IL	Uranium	1972	1,815	454

HYDROELECTRIC:
Moline Unit Nos. 1-4	Moline, IL	Hydroelectric	1941	4	4

Total Available Generating Capacity				14,291	11,489

PROJECTS UNDER CONSTRUCTION:
Various wind projects				87	87
				14,378	11,576
(1)Repowered dates are associated with component replacements on existing wind-powered generating facilities commonly referred to by the Internal Revenue Service ("IRS") as repowering. IRS rules provide for re-establishment of the PTCs for an existing wind-powered generating facility upon the replacement of a significant portion of its components. If the degree of component replacement in such projects meets IRS guidelines, PTCs are re-established for ten years at rates that depend upon the date on which construction begins.
(2)Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates MidAmerican Energy's ownership of Facility Net Capacity.
(3)The Pocahontas Prairie was acquired in 2020 and is currently not eligible to earn federal renewable electricity PTCs.
(4)Riverside Unit No. 5 was retired in January 2021.

The following table shows the percentages of MidAmerican Energy's total energy supplied by energy source for the years ended December 31:

	2020	2019	2018

Wind and other renewable(1)	54%	44%	36%
Coal	19	33	42
Nuclear	10	10	10
Natural gas	2	1	2
Total energy generated	85	88	90
Energy purchased - short-term contracts and other	14	10	8
Energy purchased - long-term contracts (renewable)(1)	1	1	1
Energy purchased - long-term contracts (non-renewable)	—	1	1
	100%	100%	100%

(1)All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements, (b) sold to third parties in the form of RECs or other environmental commodities, or (c) excluded from energy purchased.

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

Wind

MidAmerican Energy owns more wind-powered generating capacity than any other United States rate-regulated electric utility and believes wind-powered generation offers a viable, economical and environmentally prudent means of supplying electricity and complying with laws and regulations. Pursuant to ratemaking principles approved by the IUB, facilities accounting for 96% of MidAmerican Energy's wind-powered generating capacity in-service at December 31, 2020, are authorized to earn over their regulatory lives a fixed rate of return on equity ranging from 11.0% to 12.2% on the depreciated cost of their original construction, which excludes the cost of later replacements, in any future Iowa rate proceeding. MidAmerican Energy's wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for federal renewable electricity PTCs for 10 years from the date the facilities are placed in-service. PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold. PTCs for MidAmerican Energy's wind-powered generating facilities currently in-service began expiring in 2014, with final expiration in 2030. Since 2014, MidAmerican Energy has repowered, or plans to repower, 2,310 MWs of wind-powered generating facilities for which PTCs have expired or will expire by the end of 2022. MidAmerican Energy anticipates energy generation from the repowered facilities will increase between 19% and 30% depending upon the technology being repowered.

Of the 6,998 MWs of wind-powered generating facilities in-service as of December 31, 2020, 6,866 MWs were generating PTCs, including 1,275 MWs of repowered facilities. PTCs earned by MidAmerican Energy's wind-powered generating facilities placed in-service prior to 2013, except for repowered facilities, are included in MidAmerican Energy's Iowa energy adjustment clause, through which MidAmerican Energy is allowed to recover fluctuations in its electric retail energy costs. Facilities earning PTCs that currently benefit customers through the Iowa energy adjustment clause totaled 1,000 MWs (nominal ratings) as of December 31, 2020, with the eligibility of those facilities to earn PTCs expiring by the end of 2022. MidAmerican Energy earned PTCs totaling $510 million and $378 million in 2020 and 2019, respectively, of which 15% and 19%, respectively, were included in the Iowa energy adjustment clause.

Coal

All of the coal-fueled generating facilities operated by MidAmerican Energy are fueled by low-sulfur, western coal from the Powder River Basin in northeast Wyoming. MidAmerican Energy's coal supply portfolio includes multiple suppliers and mines under short-term and multi-year agreements of varying terms and quantities through 2023. MidAmerican Energy believes supplies from these sources are presently adequate and available to meet MidAmerican Energy's needs. MidAmerican Energy's coal supply portfolio has substantially all of its expected 2021 requirements under fixed-price contracts. MidAmerican Energy regularly monitors the western coal market for opportunities to enhance its coal supply portfolio.

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

        Nuclear

MidAmerican Energy is a 25% joint owner of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station"), a nuclear power plant, which is currently licensed by the NRC for operation until December 14, 2032. Exelon Generation Company, LLC ("Exelon Generation"), a subsidiary of Exelon Corporation, is the 75% joint owner and the operator of Quad Cities Station. Approximately one-third of the nuclear fuel assemblies in each reactor core at Quad Cities Station is replaced every 24 months. MidAmerican Energy has been advised by Exelon Generation that the following requirements for Quad Cities Station can be met under existing supplies or commitments: uranium requirements through 2025 and partial requirements through 2030; uranium conversion requirements through 2028 and partial requirements through 2031; enrichment requirements through 2027 and partial requirements through 2031; and fuel fabrication requirements through 2028. MidAmerican Energy has been advised by Exelon Generation that it does not anticipate it will have difficulty in contracting for uranium, uranium conversion, enrichment or fabrication of nuclear fuel needed to operate Quad Cities Station during these time periods. In reaction to concerns about the profitability of Quad Cities Station and Exelon Generation's ability to continue its operation, in December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase ZECs and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the ZECs will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station.

        Natural Gas and Other

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

MidAmerican Energy's decisions regarding additions to or reductions of its generation portfolio may be impacted by the MISO's minimum reserve margin requirement. The MISO requires each member to maintain a minimum reserve margin of its accredited generating capacity over its peak demand obligation based on the member's load forecast filed with the MISO each year. The MISO's reserve requirement was 8.9% for the summer of 2020 and will increase to 9.4% for the summer of 2021. MidAmerican Energy's owned and contracted capacity accredited for the 2020-2021 MISO capacity auction was 5,471 MWs compared to a peak demand obligation of 4,830 MWs, or a reserve margin of 13.3%. Accredited capacity represents the amount of generation available to meet the requirements of MidAmerican Energy's retail customers and consists of MidAmerican Energy-owned generation, interruptible retail customer load, certain customer private generation that MidAmerican Energy is contractually allowed to dispatch and the net amount of capacity purchases and sales, excluding sales into the MISO annual capacity auction. Accredited capacity may vary significantly from the nominal, or design, capacity ratings, particularly for wind turbines whose output is dependent upon wind levels at any given time. Additionally, the actual amount of generating capacity available at any time may be less than the accredited capacity due to regulatory restrictions, transmission constraints, fuel restrictions and generating units being temporarily out of service for inspection, maintenance, refueling, modifications or other reasons.

Transmission and Distribution

MidAmerican Energy's transmission and distribution systems included 4,600 circuit miles of transmission lines in four states, 25,000 circuit miles of distribution lines and 340 substations as of December 31, 2020. Electricity from MidAmerican Energy's generating facilities and purchased electricity is delivered to wholesale markets and its retail customers via the transmission facilities of MidAmerican Energy and others. MidAmerican Energy participates in the MISO capacity, energy and ancillary services markets as a transmission-owning member and, accordingly, operates its transmission assets at the direction of the MISO. The MISO manages its energy and ancillary service markets using reliability-constrained economic dispatch of the region's generation. For both the day-ahead and real-time (every five minutes) markets, the MISO analyzes generation commitments to provide market liquidity and transparent pricing while maintaining transmission system reliability by minimizing congestion and maximizing efficient energy transmission. Additionally, through its FERC-approved OATT, the MISO performs the role of transmission service provider throughout the MISO footprint and administers the long-term planning function. MISO and related costs of the participants are shared among the participants through a number of mechanisms in accordance with the MISO tariff.

Regulated Natural Gas Operations

MidAmerican Energy is engaged in the distribution of natural gas to customers in its service territory and the related procurement, transportation and storage of natural gas for the benefit of those customers. MidAmerican Energy purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the gas to MidAmerican Energy's service territory and for storage and balancing services. MidAmerican Energy sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for end-use customers who have independently secured their supply of natural gas. During 2020, 58% of the total natural gas delivered through MidAmerican Energy's distribution system was associated with transportation service.

Natural gas property consists primarily of natural gas mains and service lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of MidAmerican Energy included 24,100 miles of natural gas main and service lines as of December 31, 2020.

Customer Usage and Seasonality

The percentages of natural gas sold to MidAmerican Energy's retail customers by jurisdiction for the years ended December 31 were as follows:

	2020	2019	2018

Iowa	76%	76%	76%
South Dakota	13	13	13
Illinois	10	10	10
Nebraska	1	1	1
	100%	100%	100%

The percentages of natural gas sold to MidAmerican Energy's retail and wholesale customers by class of customer, total Dths of natural gas sold, total Dths of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2020	2019	2018

Residential	45%	45%	43%
Commercial(1)	20	22	21
Industrial(1)	5	4	5
Total retail	70	71	69
Wholesale(2)	30	29	31
	100%	100%	100%

Total Dths of natural gas sold (in thousands)	114,399	125,655	126,272
Total Dths of transportation service (in thousands)	110,263	112,143	102,198
Total average number of retail customers (in thousands)	774	766	759

(1)Commercial and industrial customers are classified primarily based on the nature of their business and natural gas usage. Commercial customers are non-residential customers that use natural gas principally for heating. Industrial customers are non-residential customers that use natural gas principally for their manufacturing processes.
(2)Wholesale sales are generally made to other utilities, municipalities and energy marketing companies for eventual resale to end-use customers.

There are seasonal variations in MidAmerican Energy's regulated natural gas business that are principally due to the use of natural gas for heating. Typically, 50-60% of MidAmerican Energy's regulated retail natural gas revenue is reported in the months of January, February, March and December.

On January 29, 2019, MidAmerican Energy recorded its all-time highest peak-day delivery through its distribution system of 1,314,526 Dths. This peak-day delivery consisted of 68% traditional retail sales service and 32% transportation service. MidAmerican Energy's 2020/2021 winter heating season peak-day delivery as of February 23, 2021, was 1,243,237 Dths, reached on February 14, 2021. This preliminary peak-day delivery consisted of 72% traditional retail sales service and 28% transportation service.

Natural Gas Supply and Capacity

MidAmerican Energy uses several strategies designed to maintain a reliable natural gas supply and reduce the impact of volatility in natural gas prices on its regulated retail natural gas customers. These strategies include the purchase of a geographically diverse supply portfolio from producers and third-party energy marketing companies, the use of interstate pipeline storage services and MidAmerican Energy's LNG peaking facilities, and the use of financial derivatives to fix the price on a portion of the anticipated natural gas requirements of MidAmerican Energy's customers. Refer to "General Regulation" in Item 1 of this Form 10-K for a discussion of the PGAs.

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

MidAmerican Energy utilizes interstate pipeline natural gas storage services to meet retail customer requirements, manage fluctuations in demand due to changes in weather and other usage factors and manage variation in seasonal natural gas pricing. MidAmerican Energy typically withdraws natural gas from storage during the heating season when customer demand is historically at its peak and injects natural gas into storage during off-peak months when customer demand is historically lower. MidAmerican Energy also utilizes its three LNG facilities to meet peak day demands during the winter heating season. Interstate pipeline storage services and MidAmerican Energy's LNG facilities reduce dependence on natural gas purchases during the volatile winter heating season and can deliver a significant portion of MidAmerican Energy's anticipated retail sales requirements on a peak winter day. For MidAmerican Energy's 2020/2021 winter heating season preliminary peak-day of February 14, 2021, supply sources used to meet deliveries to traditional retail sales service customers included 51% from purchases delivered on interstate pipelines, 33% from interstate pipeline storage services and 16% from MidAmerican Energy's LNG facilities.

MidAmerican Energy attempts to optimize the value of its regulated transportation capacity, natural gas supply and interstate pipeline storage services by engaging in wholesale transactions. IUB and SDPUC rulings have allowed MidAmerican Energy to retain 50% of the respective jurisdictional margins earned on certain wholesale sales of natural gas, with the remaining 50% being returned to customers through the PGAs.

MidAmerican Energy is not aware of any factors that would cause material difficulties in meeting its anticipated retail customer demand under normal operating conditions for the foreseeable future.

Energy Efficiency Programs

MidAmerican Energy has provided a comprehensive set of demand- and energy-reduction programs to its Iowa electric and natural gas customers since 1990. The programs, collectively referred to as energy efficiency programs, are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy engineering audits and information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, MidAmerican Energy offers rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. In Iowa, legislation passed in 2018 provides that projected cumulative average annual costs for a natural gas energy efficiency plan cannot exceed 1.5% of expected Iowa natural gas retail revenue and, for an electric demand response plan and separately for an electric energy efficiency plan other than demand response, cannot exceed 2.0% of expected annual Iowa electric retail revenue. Although subject to prudence reviews, state regulations allow for contemporaneous recovery of costs incurred for energy efficiency programs through state-specific energy efficiency service charges paid by all retail electric and natural gas customers. In 2020, $40 million was expensed for MidAmerican Energy's energy efficiency programs, which resulted in estimated first-year energy savings of 136,000 MWhs of electricity and 189,000 Dths of natural gas and an estimated peak load reduction of 345 MWs of electricity and 4,558 Dths per day of natural gas.

Human Capital

Employees

All of MidAmerican Funding's employees are employed by MidAmerican Energy. As of December 31, 2020, MidAmerican Energy had approximately 3,400 employees, of which approximately 1,400 were covered by union contracts. MidAmerican Energy has three separate contracts with locals of the International Brotherhood of Electrical Workers ("IBEW") and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union. A contract with the IBEW covering substantially all of the union employees expires April 30, 2022. For more information regarding MidAmerican Funding's and MidAmerican Energy's human capital disclosures, refer to Item 1. Business - General section of this Form 10-K.

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

NV Energy's monthly net income is affected by the seasonal impact of weather on electricity and natural gas sales and seasonal retail electricity prices from the Nevada Utilities'. For 2020, 76% of NV Energy annual net income was recorded in the months of June through September.

Regulated electric utility operations is Nevada Power's only segment while regulated electric utility operations and regulated natural gas operations are the two segments of Sierra Pacific.

The percentages of Sierra Pacific's operating revenue and operating income derived from the following business activities for the years ended December 31 were as follows:

	2020	2019	2018
Operating revenue:
Electric	86%	87%	88%
Gas	14	13	12
	100%	100%	100%

Operating income:
Electric	89%	88%	89%
Gas	11	12	11
	100%	100%	100%

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

Regulated Electric Operations

Customers

The Nevada Utilities' sell electricity to retail customers in a single state jurisdiction. Electricity sold to the Nevada Utilities' retail and wholesale customers by class of customer and the average number of retail customers for the years ended December 31 were as follows:

	2020		2019		2018
Nevada Power:
GWhs sold:
Residential	10,477	46%	9,311	41%	9,970	43%
Commercial	4,591	20	4,657	21	4,778	20
Industrial	4,881	21	5,344	24	5,534	24
Other	195	1	193	1	214	1
Total fully bundled	20,144	88	19,505	87	20,496	88
Distribution only service	2,425	11	2,613	12	2,521	11
Total retail	22,569	99	22,118	99	23,017	99
Wholesale	374	1	527	1	274	1
Total GWhs sold	22,943	100%	22,645	100%	23,291	100%

Average number of retail customers (in thousands):
Residential	856	88%	840	88%	825	88%
Commercial	110	12	109	12	108	12
Industrial	2	—	2	—	2	—
Total	968	100%	951	100%	935	100%

Sierra Pacific:
GWhs sold:
Residential	2,672	23%	2,491	22%	2,483	23%
Commercial	2,977	26	2,973	26	2,998	27
Industrial	3,544	31	3,716	32	3,387	31
Other	15	—	16	—	16	—
Total fully bundled	9,208	80	9,196	80	8,884	81
Distribution only service	1,670	15	1,629	14	1,516	14
Total retail	10,878	95	10,825	94	10,400	95
Wholesale	548	5	662	6	558	5
Total GWhs sold	11,426	100%	11,487	100%	10,958	100%

Average number of retail customers (in thousands):
Residential	310	86%	304	86%	300	86%
Commercial	49	14	48	14	47	14
Total	359	100%	352	100%	347	100%

Variations in weather, economic conditions, particularly for gaming, mining and wholesale customers and various conservation, energy efficiency and private generation measures and programs can impact customer usage. Wholesale sales are impacted by market prices for energy relative to the incremental cost to generate power.

There are seasonal variations in the Nevada Utilities' electric business that are principally related to weather and the related use of electricity for air conditioning. Typically, 48-52% of Nevada Power's and 36-38% of Sierra Pacific's regulated electric revenue is reported in the months of June through September.

The annual hourly peak customer demand on the Nevada Utilities' electric systems occurs as a result of air conditioning use during the cooling season. Peak demand represents the highest demand on a given day and at a given hour. On August 18, 2020, customer usage of electricity caused an hourly peak demand of 5,965 MWs on Nevada Power's electric system, which is 159 MWs less than the record hourly peak demand of 6,124 MWs set July 28, 2016. On July 29, 2020, customer usage of electricity caused an hourly peak demand of 1,906 MWs on Sierra Pacific's electric system, which is 46 MWs more than the previous record hourly peak demand of 1,860 MWs set July 19, 2018.

Generating Facilities and Fuel Supply

The Nevada Utilities have ownership interest in a diverse portfolio of generating facilities. The following table presents certain information regarding the Nevada Utilities' owned generating facilities as of December 31, 2020:

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

(1)Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates Nevada Power or Sierra Pacific's ownership of Facility Net Capacity.

The following table shows the percentages of the Nevada Utilities' total energy supplied by energy source for the years ended December 31:

	2020	2019	2018

Nevada Power:
Natural gas	66%	65%	64%
Coal	—	5	6
Total energy generated	66	70	70
Energy purchased - long-term contracts (renewable)(1)	15	17	16
Energy purchased - long-term contracts (non-renewable)	13	11	10
Energy purchased - short-term contracts and other	6	2	4
	100%	100%	100%

Sierra Pacific:
Natural gas	48%	46%	48%
Coal	8	11	8
Total energy generated	56	57	56
Energy purchased - long-term contracts (non-renewable)	24	27	29
Energy purchased - long-term contracts (renewable)(1)	15	13	12
Energy purchased - short-term contracts and other	5	3	3
	100%	100%	100%
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

The Nevada Utilities have entered into multiple long-term power purchase contracts (three or more years) with suppliers that generate electricity utilizing renewable resources, natural gas and coal. Nevada Power has entered into contracts with a total capacity of 3,612 MWs with contract termination dates ranging from 2022 to 2067. Included in these contracts are 3,352 MWs of capacity from renewable energy, of which 2,068 MWs of capacity are under development or construction and not currently available. Sierra Pacific has entered into contracts with a total capacity of 1,178 MWs with contract termination dates ranging from 2022 to 2046. Included in these contracts are 992 MWs of capacity from renewable energy, of which 401 MWs of capacity are under development or construction and not currently available.

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

    Natural Gas

The Nevada Utilities rely on first-of-the-month indexed physical gas purchases for the majority of natural gas needed to operate their generating facilities. To secure natural gas supplies for the generating facilities, the Nevada Utilities execute purchases pursuant to a PUCN approved four season laddering strategy. In 2020, natural gas supply net purchases averaged 320,382 and 169,522 Dths per day with the winter period contracts averaging 273,504 and 189,422 Dths per day and the summer period contracts averaging 353,678 and 155,439 Dths per day for Nevada Power and Sierra Pacific, respectively. The Nevada Utilities believe supplies from these sources are presently adequate and available to meet its needs.

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

    Coal

Sierra Pacific relies on spot market solicitations for coal supplies and will regularly monitor the western coal market for opportunities to meet these needs. Sierra Pacific has a transportation services contract with Union Pacific Railroad Company to ship coal from various origins in central Utah, western Colorado and Wyoming that expires December 31, 2025. Sierra Pacific has no commitments to purchase coal for 2021 or beyond. The Navajo Generating Station was shut down in November 2019 and Nevada Power has no coal requirements going forward.

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

Transmission and Distribution

The Nevada Utilities' transmission system is part of the Western Interconnection, a regional grid in the United States. The Western Interconnection includes the interconnected transmission systems of 14 western states, two Canadian provinces and parts of Mexico. The Nevada Utilities' transmission system, together with contractual rights on other transmission systems, enables the Nevada Utilities to integrate and access generation resources to meet their customer load requirements. Nevada Power's transmission and distribution systems included approximately 1,900 miles of transmission lines, 14,000 miles of distribution lines and 210 substations as of December 31, 2020. Sierra Pacific's transmission and distribution systems included approximately 4,200 miles of transmission lines, 9,500 miles of distribution lines and 200 substations as of December 31, 2020.

ON Line is a 231-mile, 500-kV transmission line connecting Nevada Power's and Sierra Pacific's service territories. ON Line provides the ability to jointly dispatch energy throughout Nevada and provide access to renewable energy resources in parts of northern and eastern Nevada, which enhances the Nevada Utilities' ability to manage and optimize their generating facilities. ON Line provides between 600 MW northbound and 900 MW southbound of transfer capability with interconnection between the Robinson Summit substation on the Sierra Pacific system and the Harry Allen substation on the Nevada Power system. ON Line was a joint project between the Nevada Utilities and Great Basin Transmission, LLC. The Nevada Utilities own a 25% interest in ON Line and have entered into a long-term transmission use agreement with Great Basin Transmission, LLC for its 75% interest in ON Line until 2054. The Nevada Utilities share of its 25% interest in ON Line and the long-term transmission use agreement is split 75% for Nevada Power and 25% for Sierra Pacific, previously split 95% for Nevada Power and 5% for Sierra Pacific. In December 2019, the PUCN approved an order to update the split starting January 1, 2020 to 75% for Nevada Power and 25% for Sierra Pacific to more accurately reflect the benefits obtained from the transmission line. In August 2020, the FERC approved the amended agreement between the Nevada Utilities and Great Basin Transmission, LLC that reallocated the PUCN-approved, updated ownership percentage from Nevada Power to Sierra Pacific.

Future Generation, Conservation and Energy Efficiency

        Energy Supply Planning

Within the energy supply planning process, there are four key components covering different time frames:

•IRPs are filed by the Nevada Utilities for approval by the PUCN every three years and the Nevada Utilities may, as necessary, file amendments to their IRPs. IRPs are prepared in compliance with Nevada laws and regulations and cover a 20-year period. Nevada law governing the IRP process was modified in 2017 and now requires joint filings by Nevada Power and Sierra Pacific. IRPs develop a comprehensive, integrated plan that considers customer energy requirements and propose the resources to meet those requirements in a manner that is consistent with prevailing market fundamentals. The ultimate goal of the IRPs is to balance the objectives of minimizing costs and reducing volatility while reliably meeting the electric needs of the Nevada Utilities' customers. Costs incurred to complete projects approved through the IRP process still remain subject to review for reasonableness by the PUCN.
•Energy Supply Plans ("ESP") are filed with the PUCN for approval and operate in conjunction with the PUCN-approved 20-year IRP. The ESP has a one- to three-year planning horizon and is an intermediate-term resource procurement and risk management plan that establishes the supply portfolio strategies within which intermediate-term resource requirements will be met with PUCN approval required for executing contracts of longer than three years.
•Distributed Resource Plans ("DRP") are filed with the PUCN for approval and operate in conjunction with the PUCN-approved 20-year IRP. The DRP establishes a formal process to aid in the cost-effective integration of distributed resources into the Nevada Utilities' distribution and transmission process and ultimately the NV Energy utilities' electricity grid.
•Action plans are filed with the PUCN for approval and operate in conjunction with the PUCN-approved 20-year IRP and PUCN-approved ESP. The action plan establishes tactical execution activities with a one-month to twelve-month focus.

In July 2020, the Nevada Utilities filed their fourth amendment to the IRP requesting approval of two new renewable energy power purchase agreements, a utility-owned renewable facility, a utility-owned community scale renewable facility and updates to the Transmission Plan. In July 2020, the Nevada Utilities also filed a joint petition requesting to defer the September 2020 filing of the Updated Distributed Resource Plans until its June 2021 Joint Integrated Resource Plan is filed. In September 2020, the PUCN issued an order granting the petition to defer the filing and ordered the Nevada Utilities to conduct an informal workshop in October 2020 to provide an update of the distributed resources plan and present information consistent with the statutory requirements. In November 2020, the Nevada Utilities filed a settlement stipulation for Phase I of the fourth amendment to the IRP, which was followed by a hearing. The settlement resolved all issues related to the load forecast, four renewable energy projects and certain transmission investments. The stipulation was approved by the PUCN in December 2020. Phase II hearing was scheduled in February 2021.

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

    Energy Efficiency Programs

The Nevada Utilities have provided a comprehensive set of energy efficiency, demand response and conservation programs to their Nevada electric customers. The programs are designed to reduce energy consumption and more effectively manage when energy is used, including management of seasonal peak loads. Current programs offer services to customers such as energy audits and customer education and awareness efforts that provide information on how to improve the efficiency of their homes and businesses. To assist customers in investing in energy efficiency, the Nevada Utilities have offered rebates or incentives encouraging the purchase and installation of high-efficiency equipment such as lighting, heating and cooling equipment, weatherization, motors, process equipment and systems, as well as incentives for efficient construction. Incentives are also paid to residential customers who participate in the air conditioner load control program and nonresidential customers who participate in the nonresidential load management program. Energy efficiency program costs are recovered through annual rates set by the PUCN, and adjusted based on the Nevada Utilities' annual filing to recover current program costs and any over or under collections from the prior filing, subject to prudence review. During 2020, Nevada Power spent $33 million on energy efficiency programs, resulting in an estimated 218,913 MWhs of electric energy savings and an estimated 207 MWs of electric peak load management. During 2020, Sierra Pacific spent $10 million on energy efficiency programs, resulting in an estimated 96,933 MWhs of electric energy savings and an estimated 32 MWs of electric peak load management.

Regulated Natural Gas Operations

Sierra Pacific is engaged in the distribution of natural gas to customers in its service territory and the related procurement, transportation and storage of natural gas for the benefit of those customers. Sierra Pacific purchases natural gas from various suppliers and contracts with interstate natural gas pipelines for transportation of the natural gas from the production areas to Sierra Pacific's service territory and for storage services to manage fluctuations in system demand and seasonal pricing. Sierra Pacific sells natural gas and delivery services to end-use customers on its distribution system; sells natural gas to other utilities, municipalities and energy marketing companies; and transports natural gas through its distribution system for a number of end-use customers who have independently secured their supply of natural gas. During 2020, 10% of the total natural gas delivered through Sierra Pacific's distribution system was for transportation service.

Natural gas property consists primarily of natural gas mains and service lines, meters, and related distribution equipment, including feeder lines to communities served from natural gas pipelines owned by others. The natural gas distribution facilities of Sierra Pacific included 3,500 miles of natural gas mains and service lines as of December 31, 2020.

Customer Usage and Seasonality

The percentages of natural gas sold to Sierra Pacific's retail and wholesale customers by class of customer, total Dths of natural gas sold, total Dths of transportation service and the average number of retail customers for the years ended December 31 were as follows:

	2020	2019	2018

Residential	56%	57%	55%
Commercial(1)	28	29	28
Industrial(1)	10	10	11
Total retail	94	96	94
Wholesale(2)	6	4	6
	100%	100%	100%

Total Dths of natural gas sold (in thousands)	18,622	19,846	18,334
Total Dths of transportation service (in thousands)	1,850	2,217	2,250
Total average number of retail customers (in thousands)	174	170	167

(1)Commercial and industrial customers are classified primarily based on the nature of their business and natural gas usage. Commercial customers are non-residential customers with monthly gas usage less than 12,000 therms during five consecutive winter months. Industrial customers are non-residential customers that use natural gas in excess of 12,000 therms during one or more winter months.

(2)Wholesale sales are generally made to other utilities, municipalities and energy marketing companies for eventual resale to end-use customers.

There are seasonal variations in Sierra Pacific's regulated natural gas business that are principally due to the use of natural gas for heating. Typically, 47-56% of Sierra Pacific's regulated natural gas revenue is reported in the months of December through March.

On February 3, 2020, Sierra Pacific recorded its highest peak-day natural gas delivery of 141,416 Dths, which is 22,158 Dths less than the record peak-day delivery of 163,574 Dths set on December 9, 2013. This peak-day delivery consisted of 95% traditional retail sales service and 5% transportation service.

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

Human Capital

Employees

As of December 31, 2020, Nevada Power had approximately 1,400 employees, of which approximately 700 were covered by a union contract with the International Brotherhood of Electrical Workers.

As of December 31, 2020, Sierra Pacific had approximately 1,000 employees, of which approximately 500 were covered by a union contract with the International Brotherhood of Electrical Workers.

For more information regarding Nevada Power's and Sierra Pacific's human capital disclosures, refer to Item 1. Business - General section of this Form 10-K.

NORTHERN POWERGRID

Northern Powergrid, an indirect wholly owned subsidiary of BHE, is a holding company which owns two companies that distribute electricity in Great Britain, Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc. In addition to the Northern Powergrid Distribution Companies, Northern Powergrid also owns a meter asset rental business that leases meters to energy suppliers in the United Kingdom, an engineering contracting business that provides electrical infrastructure contracting services primarily to third parties and a hydrocarbon exploration and development business that is focused on developing integrated upstream gas projects in Europe and Australia.

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

The suppliers purchase electricity from generators, sell the electricity to end-user customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to an industry standard "Distribution Connection and Use of System Agreement." During 2020, RWE Npower PLC and certain of its affiliates and British Gas Trading Limited represented 15% and 12%, respectively, of the total combined distribution revenue of the Northern Powergrid Distribution Companies. Variations in demand from end-users can affect the revenues that are received by the Northern Powergrid Distribution Companies in any year, but such variations have no effect on the total revenue that the Northern Powergrid Distribution Companies are allowed to recover in a price control period. Under- or over-recoveries against price-controlled revenues are carried forward into prices for future years.

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

GWhs and percentages of electricity distributed to the Northern Powergrid Distribution Companies' end-users and the total number of end-users as of and for the years ended December 31 were as follows:

	2020		2019		2018
Northern Powergrid (Northeast) plc:
Residential	5,252	40%	4,982	36%	5,125	36%
Commercial(1)	1,411	11	1,644	12	1,782	13
Industrial(1)	6,377	48	7,097	51	7,134	50
Other	142	1	156	1	198	1
	13,182	100%	13,879	100%	14,239	100%

Northern Powergrid (Yorkshire) plc:
Residential	7,694	39%	7,311	35%	7,509	36%
Commercial(1)	2,048	11	2,391	12	2,558	12
Industrial(1)	9,540	49	10,722	52	10,716	51
Other	217	1	236	1	268	1
	19,499	100%	20,660	100%	21,051	100%

Total electricity distributed	32,681		34,539		35,290

Number of end-users (in thousands):
Northern Powergrid (Northeast) plc	1,615		1,612		1,603
Northern Powergrid (Yorkshire) plc	2,319		2,314		2,301
	3,934		3,926		3,904

(1)     The increase in industrial and decrease in commercial is largely due to the Great Britain-wide customer reclassifications which are in progress (as a result of Ofgem approved industry changes), negatively impacting commercial volumes by 100 GWhs in 2018 compared to 2017.

As of December 31, 2020, the combined electricity distribution network of the Northern Powergrid Distribution Companies included approximately 17,300 miles of overhead lines, 42,800 miles of underground cables and 770 major substations.

BHE PIPELINE GROUP (EASTERN ENERGY GAS)

BHE GT&S

BHE GT&S is an indirect wholly owned subsidiary of BHE. BHE GT&S' operations, through its ownership of Eastern Energy Gas, includes three interstate natural gas pipeline systems, one of the nation's largest underground natural gas storage systems and one liquefied natural gas export, import and storage facility. BHE GT&S' operations also include two smaller liquefied natural gas facilities, one field service company, and one gathering and processing company.

Eastern Energy Gas' principal subsidiaries are EGTS and Carolina Gas Transmission, LLC ("CGT"). EGTS's operations include natural gas transmission and storage pipelines located in Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. EGTS also operates one of the nation's largest underground natural gas storage systems located in New York, Pennsylvania and West Virginia. CGT's operations include an interstate natural gas pipeline system located in South Carolina and southeastern Georgia. Eastern Energy Gas also owns a 50% equity interest in Iroquois Gas Transmission System L.P. ("Iroquois"). Iroquois owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut.

Eastern Energy Gas' LNG operations involve the export, import and storage of LNG at the Cove Point LNG Facility that is owned by Cove Point LNG, LP ("Cove Point"), located in Maryland, as well as the transportation of regasified LNG to the interstate pipeline grid and mid-Atlantic markets and the liquefaction of natural gas for export as LNG. Cove Point's LNG Facility has an operational peak regasification daily send-out capacity of approximately 1.8 million Dth and an aggregate LNG storage capacity of approximately 14.6 billions of cubic feet equivalent ("Bcfe"). In addition, Cove Point has a small liquefier that has the potential to produce approximately 15,000 Dth/day. The Liquefaction Facility consists of one LNG train with a nameplate outlet capacity of 5.25 million tonnes per annum ("Mtpa"). Cove Point has authorization from the Department of Energy ("DOE") to export up to 0.77 Bcfe/day (approximately 5.75 Mtpa) should the Liquefaction Facility perform better than expected. Cove Point's 36-inch diameter underground interstate natural gas pipelines are approximately 139 miles, with interconnections to Transcontinental Gas Pipeline, LLC in Fairfax County, Virginia, and with Columbia Gas Transmission, LLC and EGTS in Loudoun County, Virginia. Eastern Energy Gas operates, as the general partner, and owns a 25% limited partnership interest in the Cove Point liquefied natural gas export, import and storage facility. BHE GT&S also operates and has ownership interests in three smaller liquefied natural gas facilities in Alabama, Florida and Pennsylvania.

In total, Eastern Energy Gas operates approximately 5,400 miles of natural gas transmission, gathering and storage pipelines, of which approximately 5,300 miles are owned by Eastern Energy Gas, with a design capacity of 12.5 Bcf per day as well as approximately 100 miles of natural gas liquids pipelines operated by BHE GT&S. Eastern Energy Gas also operates 17 underground storage fields with a total operating storage design capacity of approximately 420 Bcf, of which approximately 306 Bcf relates to natural gas storage field capacity that Eastern Energy Gas owns.

BHE GT&S' pipeline system is configured with approximately 360 active receipt and delivery points. In 2020, BHE GT&S delivered over 2.0 trillion cubic feet ("Tcf") of natural gas to its customers.

BHE GT&S' natural gas transmission and storage earnings primarily result from rates established by FERC. Revenues derived from BHE GT&S' pipeline operations are primarily from reservation charges for firm transportation and storage services as provided for in their FERC-approved tariffs. Reservation charges are required to be paid regardless of volumes transported or stored. The profitability of these businesses is dependent on their ability, through the rates they are permitted to charge, to recover costs and earn a reasonable return on their capital investments. Approximately 91% of BHE GT&S' transmission capacity is subscribed including 88% under long-term contracts (two years or greater) and 3% on a year-to-year basis. BHE GT&S' storage services are 100% subscribed with long-term contracts. Additionally, BHE GT&S receives revenue from firm fee-based contractual arrangements, including negotiated rates, for certain pipeline transportation and LNG storage and terminal services. Variability in BHE GT&S' earnings results from changes in operating and maintenance expenditures, as well as changes in rates and the demand for services, which are dependent on weather, changes in commodity prices and the economy.

Except for quantities of natural gas owned and managed for operational and system balancing purposes, BHE GT&S does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes, sales from our field services company and sales of natural gas liquids accounts for the majority of the remaining operating revenue.

During 2020, BHE GT&S had two customers that each accounted for greater than 10% of its operating revenue and its ten largest customers accounted for 53% of its total operating revenue. BHE GT&S has agreements with terms through 2038 to retain the majority of its two largest customers' volumes. The loss of any of these significant customers, if not replaced, could have a material adverse effect on BHE GT&S.

Human Capital

Employees

As of December 31, 2020, Eastern Energy Gas had approximately 1,500 employees, consisting of approximately 1,100 natural gas operations employees and 400 corporate services employees. As of December 31, 2020, approximately 600 employees were covered by a union contract with the Utility Workers Union of America. For more information regarding Eastern Energy Gas' human capital disclosures, refer to Item 1. Business - General section of this Form 10-K.

Northern Natural Gas

Northern Natural Gas, an indirect wholly owned subsidiary of BHE, owns the largest interstate natural gas pipeline system in the United States, as measured by pipeline miles, which reaches from west Texas to Michigan's Upper Peninsula. Northern Natural Gas primarily transports and stores natural gas for utilities, municipalities, gas marketing companies and industrial and commercial users. Northern Natural Gas' pipeline system consists of two commercial segments. Its traditional end-use and distribution market area in the northern part of its system, referred to as the Market Area, includes points in Iowa, Nebraska, Minnesota, Wisconsin, South Dakota, Michigan and Illinois. Its natural gas supply and delivery service area in the southern part of its system, referred to as the Field Area, includes points in Kansas, Texas, Oklahoma and New Mexico. The Market Area and Field Area are separated at a Demarcation Point ("Demarc"). Northern Natural Gas' pipeline system consists of 14,500 miles of natural gas pipelines, including 6,000 miles of mainline transmission pipelines and 8,500 miles of branch and lateral pipelines, with a Market Area design capacity of 6.3 Bcf per day, a Field Area delivery capacity of 1.7 Bcf per day to the Market Area and 1.4 Bcf per day to the West Texas area and over 79 Bcf of firm service and operational storage cycle capacity in five storage facilities. Northern Natural Gas' pipeline system is configured with approximately 2,240 active receipt and delivery points which are integrated with the facilities of LDCs. Many of Northern Natural Gas' LDC customers are part of combined utilities that also use natural gas as a fuel source for electric generation. Northern Natural Gas delivered over 1.3 Tcf of natural gas to its customers in 2020.

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

Northern Natural Gas' operating revenue for the years ended December 31 was as follows (in millions):

	2020		2019		2018
Transportation:
Market Area	$633	65%	$544	64%	$518	58%
Field Area - deliveries to Demarc	137	14	106	12	102	11
Field Area - other deliveries	89	10	95	11	71	9
Total transportation	859	89	745	87	691	78
Storage	91	9	65	8	68	8
Total transportation and storage revenue	950	98	810	95	759	86
Gas, liquids and other sales	18	2	42	5	128	14
Total operating revenue	$968	100%	$852	100%	$887	100%

Substantially all of Northern Natural Gas' Market Area transportation revenue is generated from reservation charges, with the balance from usage charges. Northern Natural Gas transports natural gas primarily to local distribution markets and end-users in the Market Area. Northern Natural Gas provides service to 84 utilities, including MidAmerican Energy, an affiliate company, which serve numerous residential, commercial and industrial customers. Most of Northern Natural Gas' transportation capacity in the Market Area is committed to customers under firm transportation contracts, where customers pay Northern Natural Gas a monthly reservation charge for the right to transport natural gas through Northern Natural Gas' system. Reservation charges are required to be paid regardless of volumes transported or stored. As of December 31, 2020, approximately 75% of Northern Natural Gas' customers' entitlement in the Market Area have terms beyond 2022 and approximately 51% beyond 2024. As of December 31, 2020, the weighted average remaining contract term for Northern Natural Gas' Market Area firm transportation contracts is over six years.

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

Northern Natural Gas' storage services are provided through the operation of one underground natural gas storage field in Iowa and two underground natural gas storage facilities in Kansas. Additionally, Northern Natural Gas has two LNG storage peaking units, one in Iowa and one in Minnesota, that support its transportation service. The three underground natural gas storage facilities and two LNG storage peaking units have a total firm service and operational storage cycle capacity of over 79 Bcf and over 2.2 Bcf per day of peak delivery capability. These storage facilities provide operational flexibility for the daily balancing of Northern Natural Gas' system and provide services to customers for their winter peaking and year-round load swing requirements. Northern Natural Gas has 65.1 Bcf of firm storage contracts. Firm storage contracts at maximum tariff rates represent 54.4 Bcf, and the market-based rate contracts represent the remaining 10.7 Bcf. The average remaining contract term for firm storage contracts is five years.

Except for quantities of natural gas owned and managed for operational and system balancing purposes, Northern Natural Gas does not own the natural gas that is transported through its system. The sale of natural gas for operational and system balancing purposes accounts for the majority of the remaining operating revenue.

During 2020, Northern Natural Gas had two customers that each accounted for greater than 10% of its transportation and storage revenue and its ten largest customers accounted for 64% of its system-wide transportation and storage revenue. Northern Natural Gas has agreements with terms through 2029 and 2034 to retain the majority of its two largest customers' volumes. The loss of any of these significant customers, if not replaced, could have a material adverse effect on Northern Natural Gas.

Northern Natural Gas' extensive pipeline system, which is interconnected with many interstate and intrastate pipelines in the national grid system, has access to multiple major supply basins. Direct access is available from producers in the Anadarko, Permian and Hugoton basins, some of which have experienced increased production from shale and tight sands formations adjacent to Northern Natural Gas' pipeline. Since 2011, the pipeline has connected 2,395,000 Dths per day of supply access from the Midland and Delaware Basins within the Permian Basin area in west Texas and from the Granite Wash tight sands formations in the Texas panhandle and in Oklahoma. Additionally, Northern Natural Gas has interconnections with several interstate pipelines and several intrastate pipelines with receipt, delivery, or bi-directional capabilities. Because of Northern Natural Gas' location and multiple interconnections it is able to access natural gas from other key production areas, such as the Rocky Mountain, Williston, including the Bakken formation, and western Canadian basins. The Rocky Mountain basins are accessed through interconnects with Trailblazer Pipeline Company, Tallgrass Interstate Gas Transmission, LLC, Cheyenne Plains Gas Pipeline Company, LLC, Colorado Interstate Gas Company and Rockies Express Pipeline, LLC ("REX"). The western Canadian basins are accessed through interconnects with Northern Border Pipeline Company ("Northern Border"), Great Lakes Gas Transmission Limited Partnership ("Great Lakes") and Viking Gas Transmission Company ("Viking"). This supply diversity and access to both stable and growing production areas provides significant flexibility to Northern Natural Gas' system and customers.

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

Kern River

Kern River, an indirect wholly owned subsidiary of BHE, owns an interstate natural gas pipeline system that extends from supply areas in the Rocky Mountains to consuming markets in Utah, Nevada and California. Kern River operates 1,400 miles of mainline natural gas pipelines, with a design capacity of 2,166,575 Dths, or 2.2 Bcf, per day. The mainline pipeline extends from the system's point of origination near Opal, Wyoming, through the Central Rocky Mountains to Daggett, California. The mainline section consists of 1,300 miles of 36-inch diameter pipeline and 100 miles of various laterals that connect to the mainline. Except for quantities of natural gas owned for operational purposes, Kern River does not own the natural gas that is transported through its system. Kern River's transportation rates are cost-based. The rates are designed to provide Kern River with an opportunity to recover its costs of providing services and earn a reasonable return on its investments.

Kern River's rates are based on a levelized rate design with recovery of 70% of the original investment during the initial long-term contracts ("Period One rates"). After expiration of the initial term, eligible customers have the option to elect service at rates ("Period Two rates") that are lower than Period One rates because they are designed to recover the remaining 30% of the original investment. To the extent that eligible customers do not contract for service at Period Two rates, the volumes are turned back and sold at market rates for varying terms. As of December 31, 2020, initial Period One contracts total 331,921 Dths per day. Period Two contracts total 1,054,029 Dths per day and 569,631 Dths per day of total turned back volume has an average remaining contract term of more than two years. The remaining capacity is sold on a short-term basis at market rates.

As of December 31, 2020, approximately 76% of Kern River's design capacity of 2,166,575 Dths per day is contracted pursuant to long-term firm natural gas transportation service agreements, whereby Kern River receives natural gas on behalf of customers at designated receipt points and transports the natural gas on a firm basis to designated delivery points. In return for this service, each customer pays Kern River a fixed monthly reservation fee based on each customer's maximum daily quantity, which represents nearly 86% of total operating revenue, and a commodity charge based on the actual amount of natural gas transported pursuant to its long-term firm natural gas transportation service agreements and Kern River's tariff.

These long-term firm natural gas transportation service agreements expire between April 2022 and April 2033 and have a weighted-average remaining contract term of over eight years. Kern River's customers include electric and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and financial institutions. As of December 31, 2020, 73% of the firm capacity under contract has primary delivery points in California, with the flexibility to access secondary delivery points in Nevada and Utah. In 2019, Kern River provided approximately 26% of California's demand for natural gas.

During 2020, Kern River had two customers, including Nevada Power Company, d/b/a NV Energy, that each accounted for greater than 10% of its revenue. The loss of these significant customers, if not replaced, could have a material adverse effect on Kern River.

Competition

The Pipeline Companies compete with other pipelines on the basis of cost, flexibility, reliability of service and overall customer service, with the customer's decision being made primarily on the basis of delivered price, which includes both the natural gas commodity cost and transportation costs. The Pipeline Companies also compete with midstream operators and gas marketers seeking to provide or arrange transportation, storage and other services to meet customer needs. Natural gas competes with alternative energy sources, including coal, nuclear energy, wind, geothermal, solar and fuel oil and the electricity generated from these alternative energy sources. Legislation and governmental regulations, weather, futures markets, production costs and other factors beyond the control of the Pipeline Companies, influence the price of the natural gas commodity. Additionally, natural gas demand could be adversely affected by laws mandating or incenting renewable power sources that produce fewer GHG emissions than natural gas.

The Pipeline Companies generate a substantial portion of their revenue from long-term firm contracts for transportation and storage services and are therefore insulated from competitive factors during the terms of the contracts. When these long-term contracts expire, the Pipeline Companies face competitive pressures from other natural gas pipeline facilities. The Pipeline Companies' ability to extend existing customer contracts, remarket expiring contracted capacity or market new capacity is dependent on competitive alternatives, the regulatory environment and the market supply and demand factors at the relevant dates these contracts are eligible to be renewed or extended. The duration of new or renegotiated contracts will be affected by current commodity and transportation prices, competitive conditions and customers' judgments concerning future market trends and volatility.

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

BHE GT&S' natural gas transmission operations compete with domestic and Canadian pipeline companies. The combination of reliable and flexible services, access to highly liquid and attractive pricing locations, significant storage capability, availability of numerous receipt and delivery points along its pipeline system and capacity rights held on third party pipelines enable BHE GT&S to tailor its services to meet the needs of individual customers.

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

Other than the short-term transportation associated with the Permian business, Northern Natural Gas expects the current level of Field Area contracting to Demarc to continue in the foreseeable future, as Market Area customers presently need to purchase competitively-priced supplies from the Field Area to support their existing and growth demand requirements. However, the revenue received from these Field Area contracts is expected to decrease due to construction of new pipeline facilities.

Kern River is the only interstate pipeline that presently delivers natural gas directly from the Rocky Mountain gas supply region to end-users in the Southern California market. Kern River's levelized rate structure and access to upstream pipelines, storage facilities and economic Rocky Mountain gas reserves increase its competitiveness and attractiveness to end-users. Kern River believes it has an advantage relative to other interstate pipelines serving Southern California because its relatively new pipeline can be economically expanded and has required significantly less capital expenditures and ongoing maintenance than other systems.

Cove Point's gas transportation, LNG import and storage operations, as well as the Liquefaction Facility's capacity, are contracted primarily under long-term fixed reservation fee agreements. However, in the future Cove Point may compete with other independent terminal operators as well as major oil and gas companies on the basis of terminal location, services provided and price. In addition, the Liquefaction Facility may face competition on a global scale as international customers explore other options to meet their energy needs.

BHE TRANSMISSION

BHE Canada

BHE Canada, an indirect wholly owned subsidiary of BHE, primarily owns AltaLink, a regulated electric transmission-only utility company headquartered in Alberta, Canada serving approximately 85% of Alberta's population. AltaLink's high voltage transmission lines and related facilities transmit electricity from generating facilities to major load centers, cities and large industrial plants throughout its 87,000 square mile service territory, which covers a diverse geographic area including most major urban centers in central and southern Alberta. AltaLink's transmission facilities, consisting of approximately 8,200 miles of transmission lines and approximately 310 substations as of December 31, 2020, are an integral part of the Alberta Interconnected Electric System ("AIES"). BHE Canada also owns MATL Canada L.P., a company headquartered in Alberta, Canada, which operates 82 miles of the 230 kV Montana Alberta Tie Line located in Canada (the entire transmission line runs from Lethbridge, Alberta, Canada to Great Falls, Montana, and connects power grids in the two jurisdictions).

The AIES is a network or grid of transmission facilities operating at high voltages ranging from 69 kVs to 500 kVs. The grid delivers electricity from generating units across Alberta, Canada through approximately 16,000 miles of transmission lines. The AIES is interconnected to British Columbia's transmission system that links Alberta with the North American western interconnected system, interconnection with Saskatchewan's transmission system and interconnection with Montana's transmission system.

AltaLink is a transmission facility owner within the electricity industry in Alberta and is permitted to charge a tariff rate for the use of its transmission facilities. Such tariff rates are established on a cost-of-service regulatory model, which is designed to allow AltaLink an opportunity to recover its costs of providing services and to earn a reasonable return on its investments. Transmission tariffs are approved by the AUC and are collected from the AESO.

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

The AESO mandate is defined in the Electric Utilities Act (Alberta) and its regulations, and requires the AESO to assess both current and future needs of Alberta's interconnected electrical system. In September 2019, the AESO released the 2019 Long-term Outlook, which is the AESO's forecast of Alberta's load and generation over the next 20 years, and is used as one input to guide the AESO in planning Alberta's transmission system. The 2019 Long-term Outlook includes a Reference Case Scenario, which is the AESO's main corporate forecast for long-term load growth and generation development in Alberta, and a set of alternative scenarios that are developed to understand future uncertainties. The Reference Case Scenario forecasts Alberta's electricity demand to grow at an annual rate of 0.9% over the next 20 years and a total of approximately 13 gigawatts of new generation capacity to be added for the same period. Other scenarios are developed based on modifying assumptions used in the Reference Case Scenario to reflect higher cogeneration development, alternative renewable policy, higher economic growth, lower economic growth, and a more diversified Alberta economy. The AESO indicates that it will continue monitoring economic, policy and industry development and if a scenario becomes more likely, the AESO may adopt it as its main forecast.

In January 2020, the AESO released the 2020 Long-term Transmission Plan. Developed based on a set of broad scenarios, the 2020 Long-term Transmission Plan seeks to optimize the use of Alberta's existing transmission system, and plan development of new transmission in a timely manner to provide for the safe, dependable and efficient delivery of electricity across Alberta. The AESO recognizes that the electricity industry is changing and therefore it continues to evolve its approach to planning. The 2020 Long-term Transmission Plan identifies 20 transmission developments proposed over the next five years, valued at approximately C$1.4 billion. These developments are estimated to increase average transmission rates by about C$0.50—C$0.70 per MW hour, starting in 2025. Approximately C$1.0 billion of the transmission developments are in AltaLink's service territory. Each of these developments will still require detailed needs analysis and regulatory approval prior to proceeding.

BHE U.S. Transmission

BHE U.S. Transmission, a wholly owned subsidiary of BHE, is engaged in various joint ventures to develop, own and operate transmission assets and is pursuing additional investment opportunities in the United States. Currently, BHE U.S. Transmission has two joint ventures with transmission assets that are operational. In May 2020, BHE U.S. Transmission acquired the general partner and limited partner interests in MATL LLP, a U.S based company with 132 line miles in the U.S. of the total 214 mile 230 kV line running from Lethbridge, Alberta, Canada to Great Falls, Montana.

BHE U.S. Transmission indirectly owns a 50% interest in ETT, along with subsidiaries of American Electric Power Company, Inc. ("AEP"). ETT owns and operates electric transmission assets in the ERCOT and, as of December 31, 2020, had total assets of $3.2 billion. ETT's transmission system includes approximately 1,900 miles of transmission lines and 38 substations as of December 31, 2020.

BHE U.S. Transmission also indirectly owns a 25% interest in Prairie Wind Transmission, LLC, a joint venture with AEP and Westar Energy, Inc., to build, own and operate a 108-mile, 345-kV transmission project in Kansas. The project had total assets of $136 million as of December 31, 2020.

BHE RENEWABLES

The subsidiaries comprising the BHE Renewables reportable segment own interests in several independent power projects in the United States and one in the Philippines. The following table presents certain information concerning these independent power projects as of December 31, 2020:

				Power		Facility	Net
				Purchase		Net	Owned
		Energy	Year	Agreement	Power	Capacity	Capacity
Generating Facility	Location	Source	Installed	Expiration	Purchaser(1)	(MWs)(2)	(MWs)(2)
WIND:
Grande Prairie	Nebraska	Wind	2016	2036	OPPD	400	400
Jumbo Road	Texas	Wind	2015	2033	AE	300	300
Santa Rita	Texas	Wind	2018	2025-2038	KC, CODTX, MES	300	300
Walnut Ridge	Illinois	Wind	2018	2028	USGSA	212	212
Pinyon Pines I	California	Wind	2012	2035	SCE	168	168
Pinyon Pines II	California	Wind	2012	2035	SCE	132	132
Bishop Hill II	Illinois	Wind	2012	2032	Ameren	81	81
Marshall	Kansas	Wind	2016	2036	MJMEC, KPP, KMEA & COIMO	72	72
						1,665	1,665
SOLAR:
Topaz	California	Solar	2013-2014	2039	PG&E	550	550
Solar Star 1	California	Solar	2013-2015	2035	SCE	310	310
Solar Star 2	California	Solar	2013-2015	2035	SCE	276	276
Agua Caliente	Arizona	Solar	2012-2013	2039	PG&E	290	142
Alamo 6	Texas	Solar	2017	2042	CPS	110	110
Community Solar Gardens(6)	Minnesota	Solar	2016-2018	2041-2043	(5)	98	98
Pearl	Texas	Solar	2017	2042	CPS	50	50
						1,684	1,536
NATURAL GAS:
Cordova	Illinois	Natural Gas	2001	NA	NA	512	512
Power Resources	Texas	Natural Gas	1988	NA	NA	212	212
Saranac	New York	Natural Gas	1994	NA	NA	245	196
Yuma	Arizona	Natural Gas	1994	2024	SDG&E	50	50
						1,019	970
GEOTHERMAL:
Imperial Valley Projects	California	Geothermal	1982-2000	(3)	(3)	345	345
						345	345
HYDROELECTRIC:
Casecnan Project(4)	Philippines	Hydroelectric	2001	2021	NIA	150	128
Wailuku	Hawaii	Hydroelectric	1993	2023	HELCO	10	10
						160	138

Total Available Generating Capacity						4,873	4,654

(1)San Diego Gas & Electric Company ("SDG&E"); Pacific Gas and Electric Company ("PG&E"), Ameren Illinois Company ("Ameren"), Southern California Edison ("SCE"), the Philippine National Irrigation Administration ("NIA"); Hawaii Electric Light Company, Inc. ("HELCO"); Austin Energy ("AE"); Omaha Public Power District ("OPPD"); Kimberly-Clark Corporation ("KC"); City of Denton, TX ("CODTX"); MidAmerican Energy Services, LLC ("MES"); U.S. General Services Administration ("USGSA"); Missouri Joint Municipal Electric Commission ("MJMEC"); Kansas Power Pool ("KPP"); Kansas Municipal Energy Agency ("KMEA"); City of Independence, MO ("COIMO"); and CPS Energy ("CPS").
(2)Facility Net Capacity represents the lesser of nominal ratings or any limitations under applicable interconnection, power purchase, or other agreements for intermittent resources and the total net dependable capability available during summer conditions for all other units. An intermittent resource's nominal rating is the manufacturer's contractually specified capability (in MWs) under specified conditions. Net Owned Capacity indicates BHE Renewables' ownership of Facility Net Capacity.
(3)Approximately 12% of the Company's interests in the Imperial Valley Projects' Contract Capacity are currently sold to Southern California Edison Company under a long-term power purchase agreement expiring in 2026. Certain long-term power purchase agreement renewals for 252 MWs have been entered into with other parties at fixed prices that expire from 2028 to 2039, of which 202 MWs mature in 2039.
(4)Under the terms of the agreement with the NIA, CalEnergy Philippines will own and operate the Casecnan project for a 20-year cooperation period which ends December 11, 2021, after which ownership and operation of the project will be transferred to the NIA at no cost on an "as-is" basis. NIA also pays CalEnergy Philippines for delivery of water pursuant to the agreement.
(5)The power purchasers are commercial, industrial and not-for-profit organizations.
(6)The community solar gardens project is consolidated in the table above for convenience as it consists of 98 distinct entities that each own an approximately 1-MW solar garden with independent but substantially similar terms and conditions.

Additionally, BHE Renewables has invested $6.2 billion in 32 wind projects sponsored by third parties, commonly referred to as tax equity investments.

The percentages of BHE Renewables' operating revenue derived from the following business activities for the years ended December 31 were as follows:

	2020	2019	2018

Solar	48%	48%	51%
Wind	20	21	18
Geothermal	18	19	19
Hydro	3	2	5
Natural gas	11	10	7
Total operating revenue	100%	100%	100%

HOMESERVICES

HomeServices, a wholly-owned subsidiary of BHE, is the largest residential real estate brokerage firm in the United States. In addition to providing traditional residential real estate brokerage services, HomeServices offers other integrated real estate services, including mortgage originations and mortgage banking; title and closing services; property and casualty insurance; home warranties; relocation services; and other home-related services. HomeServices' real estate brokerage business is subject to seasonal fluctuations because more home sale transactions tend to close during the second and third quarters of the year. As a result, HomeServices' operating results and profitability are typically higher in the second and third quarters relative to the remainder of the year. HomeServices' owned brokerages currently operate in nearly 900 offices in 30 states and the District of Columbia with over 43,000 real estate agents under 46 brand names. The United States residential real estate brokerage business is subject to the general real estate market conditions, is highly competitive and consists of numerous local brokers and agents in each market seeking to represent sellers and buyers in residential real estate transactions.

HomeServices' franchise network currently includes approximately 370 franchisees primarily in the United States and internationally in over 1,600 brokerage offices with over 53,000 real estate agents under two brand names. In exchange for certain fees, HomeServices provides the right to use the Berkshire Hathaway HomeServices or Real Living brand names and other related service marks, as well as providing orientation programs, training and consultation services, advertising programs and other services.

OTHER ENERGY BUSINESSES

Effective January 1, 2016, MidAmerican Energy Company transferred its nonregulated energy operations to MES, a subsidiary of BHE. MES is a nonregulated energy business consisting of competitive electricity and natural gas retail sales. MES' electric operations predominantly include sales to retail customers in Illinois, Ohio, Texas, Pennsylvania, Maryland and other states that allow customers to choose their energy supplier. MES' natural gas operations predominantly include sales to retail customers in Iowa and Illinois. Electricity and natural gas are purchased from producers and third-party energy marketing companies and sold directly to commercial, industrial and governmental end-users. MES does not own electricity or natural gas production assets but hedges its contracted sales obligations either with physical supply arrangements or financial products. As of December 31, 2020, MES' contracts in place for the sale of electricity totaled 16,549 GWhs with an average term of 2.7 years and for the sale of natural gas totaled 20,655,206 Dths with an average term of 1.2 years. In addition, MES manages natural gas supplies for a number of smaller commercial end-users, which includes the sale of natural gas to these customers to meet their supply requirements. Refer to Item 7A in this Form 10-K for a discussion of commodity price risk and derivative contracts.

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

The retail electric rates of the Utilities are generally based on the cost of providing traditional bundled services, including generation, transmission and distribution services. The Utilities have established ECAMs and other cost recovery mechanisms in certain states, which help mitigate their exposure to changes in costs from those assumed in establishing base rates.

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

PacifiCorp

            Rate Filings

Under Utah law, the UPSC must issue a written order within 240 days of a public utility's application for a general rate change. Absent an order, the proposed rates go into effect as filed and are not subject to refund, the UPSC may allow interim rates to take effect within 45 days of an application, subject to refund or surcharge, if an adequate prima facie showing is established in hearing that the interim rate change is justified.

The OPUC has the authority to suspend proposed new rates for a period not to exceed more than six months, with an additional three-month extension, beyond the 30-day time period when the new rates would otherwise go into effect. Absent suspension or other action from the OPUC, new rates automatically go into effect 30 days from filing by the utility. Upon suspension by the OPUC, the OPUC is authorized to allow collection of an interim rate, subject to refund, during the pendency of the OPUC's review of the rate request.

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

State Regulator	Base Rate Test Period	Adjustment Mechanism
UPSC	Forecasted or historical with known and measurable changes(1)	EBA under which 100% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Wheeling revenue is also included in the mechanism. Beginning in 2021, the mechanism includes a true-up of PTCs as well.

Balancing account to provide for 100% recovery or refund of the difference between the level of REC revenues included in base rates and actual REC revenues after adjusting for a REC incentive authorized by the UPSC.

Recovery mechanism for single capital investments that in total exceed 1% of existing rate base when a general rate case has occurred within the preceding 18 months.

Effective January 1, 2021, Wildland Fire Mitigation Balancing Account to recover operating expenses and capital expenditures incurred to implement PacifiCorp's Utah Wildland Fire Protection Plan incremental to those included in base rates.

OPUC	Forecasted	PCAM under which 90% of the difference between forecasted net variable power costs and PTCs established under the annual TAM and actual net variable power costs and PTCs is deferred and reflected in future rates. The difference between the forecasted and actual net variable power costs and PTCs must fall outside of an established asymmetrical deadband, with a negative annual power cost variance deadband of $15 million; and a positive annual power cost variance deadband of $30 million and is subject to an earnings test of +/- 1% on PacifiCorp's allowed return on equity.

Annual TAM based on forecasted net variable power costs and PTCs.

RAC to recover the revenue requirement of new renewable resources and associated transmission costs that are not reflected in general rates.

Balancing account for proceeds from the sale of RECs.

Effective January 1, 2021, Annual Wildfire Mitigation and Vegetation Management Cost Recovery Mechanism approved for three years to recover vegetation management and wildfire mitigation operations and maintenance costs and wildfire mitigation capital costs, incremental to those included in base rates. Recovery is subject to performance metrics and earnings tests. After three years, the mechanism will be assessed to determine whether continued use is warranted.

WPSC	Forecasted or historical with known and measurable changes(1)	ECAM under which 70% of the difference between base net power costs set during a general rate case and actual net power costs is deferred and reflected in future rates. Chemical costs and start-up fuel costs are also included in the mechanism.

REC and SO2 revenue adjustment mechanism to provide for recovery or refund of 100% of any difference between actual REC and SO2 revenues and the level in rates.

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

Catastrophic Events Memorandum Account for catastrophic events, allows for deferral and cost recovery of reasonable costs incurred as the result of catastrophic events, which are events for which a state or federal agency has declared a state of emergency.

Fire Risk Mitigation Memorandum Account to track costs related to wildfire mitigation activities incremental to what is in base rates and Wildfire Mitigation Plan Memorandum Account to track costs associated with the implementation of PacifiCorp's approved wildfire mitigation plan.

(1)PacifiCorp has relied on both historical test periods with known and measurable adjustments, as well as forecasted test periods.

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

Iowa law also permits rate-regulated utilities to seek ratemaking principles with the IUB prior to the construction of certain types of new generating facilities. Pursuant to this law, MidAmerican Energy has applied for and obtained IUB ratemaking principles orders for a 484-MW (MidAmerican Energy's share) coal-fueled generating facility, a 495-MW combined cycle natural gas-fueled generating facility and 6,639 MWs (nominal ratings) of wind-powered generating facilities as of December 31, 2020. These ratemaking principles established cost caps for the projects, below which such costs are deemed prudent by the IUB, and authorized a fixed rate of return on equity for the respective generating facilities over the regulatory life of the facilities in any future Iowa rate proceeding. As of December 31, 2020, the generating facilities in service totaled $8.4 billion, or 43%, of MidAmerican Energy's regulated property, plant and equipment, net and were subject to these ratemaking principles at a weighted average return on equity of 11.4% with a weighted average remaining life of 33 years.

Ratemaking principles for several wind-powered generation projects have established mechanisms in Iowa where electric rate base may be reduced. The current revenue sharing mechanism originates from Wind XI and Wind XII ratemaking principles proceedings and reduces rate base for Iowa electric returns on equity exceeding an established benchmark. For 2018, sharing was triggered by MidAmerican Energy's actual equity return being above a threshold calculated annually in accordance with the IUB's 2016 Wind XI order. The threshold, not to exceed 11%, was the weighted average equity return of rate base with returns authorized via ratemaking principles proceedings and all other rate base. For all other rate base, the return is based on interest rates on 30-year A-rated utility bond yields plus 400 basis points, with a minimum return of 9.5%. In 2018 pursuant to this mechanism, MidAmerican Energy shared with customers 100% of the revenue in excess of the trigger. In December 2018, the IUB issued an order approving ratemaking principles related to MidAmerican Energy's Wind XII project. The ratemaking principles continued the revenue sharing mechanism for 2019 and beyond, maintaining the return on equity threshold for sharing and reducing the customer sharing percentage from 100% to 90%. A second mechanism, the retail customer benefit mechanism, reduces electric rate base for the value of higher cost retail energy displaced by covered wind-powered production and applies to the wind-powered generating facilities placed in-service in 2016 under the Wind X project and facilities constructed under the Wind XII project approved by the IUB in 2018. Rate base reductions under these mechanisms are applied to coal and other generation facilities in specified orders.

            Adjustment Mechanisms

Under its current Iowa, Illinois and South Dakota electric tariffs, MidAmerican Energy is allowed to recover fluctuations in electric energy costs for its retail electric sales through fuel, or energy, cost adjustment mechanisms. The Iowa mechanism also includes PTCs associated with wind-powered generating facilities placed in-service prior to 2013, except for PTCs earned by repowered facilities. Eligibility for PTCs associated with MidAmerican Energy's earliest projects began expiring in 2014. Facilities currently earning PTCs that benefit customers through the Iowa energy adjustment clause totaled 1,000 MWs (nominal ratings) as of December 31, 2020, with the eligibility of those facilities to earn PTCs expiring by the end of 2022. Additionally, MidAmerican Energy has transmission adjustment clauses to recover certain transmission charges related to retail customers in all jurisdictions. The transmission adjustment mechanisms recover costs billed by the MISO for regional transmission service. The Illinois adjustment mechanism additionally recovers MidAmerican Energy's entire transmission revenue requirement attributable to Illinois. The adjustment mechanisms reduce the regulatory lag for the recovery of energy and transmission costs related to retail electric customers in these jurisdictions and accomplish, with limited timing differences, a pass-through of the related costs to these customers. Recoveries through these adjustment mechanisms are reflected in operating revenue, and the related costs are reflected in cost of fuel and energy, operations and maintenance expense or income tax benefit, as applicable.

Of the wind-powered generating facilities placed in-service as of December 31, 2020, 4,670 MWs (nominal ratings) have not been included in the determination of MidAmerican Energy's Iowa retail electric base rates. In accordance with the related ratemaking principles, until such time as these generation assets are reflected in base rates and ceasing thereafter, MidAmerican Energy will continue to reduce its revenue from Iowa energy adjustment clause recoveries by $12 million each calendar year.

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

MidAmerican Energy has income tax rider mechanisms in Iowa and Illinois that were established in response to 2017 Tax Reform, which enacted significant changes to the Internal Revenue Code, including, among other things, a reduction in the United States federal corporate income tax rate from 35% to 21%. South Dakota implemented changes to base rates in response to 2017 Tax Reform. As a result of 2017 Tax Reform, MidAmerican Energy re-measured its accumulated deferred income tax balances at the 21% rate and increased regulatory liabilities pursuant to the approved mechanisms. In December 2018, the IUB approved in final form a tax expense revision mechanism that reduces customer electric rates for the impact of the lower income tax rate on current operations, as calculated annually, and defers the amortization of excess accumulated deferred income taxes created by their re-measurement at the 21% income tax rate to a regulatory liability, the disposition of which will be determined in MidAmerican Energy's next rate case. In 2018, Iowa Senate File 2417 was signed into law, which, among other items, reduces the state of Iowa corporate tax rate from 12% to 9.8% effective in 2021, at which time, the impacts of Iowa Senate File 2417 will be included in the Iowa tax expense revision mechanism.

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

            EEPR and EEIR

EEPR was established to allow the Nevada Utilities to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by the Nevada Utilities and approved by the PUCN in the IRP proceedings. When the Nevada Utilities' regulatory earned rate of return for a calendar year exceeds the regulatory rate of return used to set base tariff general rates, they are obligated to refund energy efficiency implementation revenue previously collected for that year.

            Net Metering

Nevada enacted Assembly Bill 405 ("AB 405") on June 15, 2017. The legislation, among other things, established net metering crediting rates for private generation customers with installed net metering systems less than 25 kilowatts. Under AB 405, private generation customers will be compensated at 95% of the rate the customer would have paid for a kilowatt-hour of electricity supplied by the Nevada Utilities for the first 80 MWs of cumulative installed capacity of all net metering systems in Nevada, 88% of the rate for the next 80 MWs, 81% of the rate for the next 80 MWs and 75% of the rate for any additional private generation capacity. As of December 31, 2020, the cumulative installed and applied-for capacity of net metering systems under AB 405 in Nevada was 300 MWs.

            Natural Disaster Protection Plan

Senate Bill 329 ("SB 329"), Natural Disaster Mitigation Measures, was signed into law on May 22, 2019. The legislation requires the Nevada Utilities to submit a natural disaster protection plan to the PUCN. The PUCN adopted natural disaster protection plan regulations on January 29, 2020, that require the Nevada Utilities to file their natural disaster protection plan for approval on or before March 1 of every third year. The regulations also require annual updates to be filed on or before September 1 of the second and third years of the plan. The plan must include procedures, protocols and other certain information as it relates to the efforts of the Nevada Utilities to prevent or respond to a fire or other natural disaster. The expenditures incurred by the Nevada Utilities in developing and implementing the natural disaster protection plan are required to be held in a regulatory asset account, with the Nevada Utilities filing an application for recovery on or before March 1 of each year. The Nevada Utilities submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures on February 28, 2020.

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

The Utilities' authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the Utilities are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. PacifiCorp, the Nevada Utilities and certain affiliates, representing the BHE Northwest Companies, file together for market power study purposes. The BHE Northwest Companies' most recent triennial filing was made in June 2019 and an order accepting it was issued in June 2020. MidAmerican Energy and certain affiliates file together for market power study purposes of the FERC-defined Northeast Region. The most recent triennial filing for the Northeast Region was made in June 2020 and is under review by the FERC. MidAmerican Energy and certain affiliates file together for market power study purposes of the FERC-defined Central Region. The most recent triennial filing for the Central Region was made in December 2020 and is under review by the FERC. Under the FERC's market-based rules, the Utilities must also file with the FERC a notice of change in status when there is a change in the conditions that the FERC relied upon in granting market-based rate authority.

Transmission

PacifiCorp's and the Nevada Utilities' wholesale transmission services are regulated by the FERC under cost-based regulation subject to PacifiCorp's and the Nevada Utilities' OATT. These services are offered on a non-discriminatory basis, which means that all potential customers are provided an equal opportunity to access the transmission system. PacifiCorp's and the Nevada Utilities' transmission business is managed and operated independently from its wholesale marketing business in accordance with the FERC's Standards of Conduct. PacifiCorp and the Nevada Utilities have made several required compliance filings in accordance with these rules.

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

Hydroelectric

The FERC licenses and regulates the operation of hydroelectric systems, including license compliance and dam safety programs. Most of PacifiCorp's hydroelectric generating facilities are licensed by the FERC as major systems under the Federal Power Act, and certain of these systems are licensed under the Oregon Hydroelectric Act. Under the Federal Power Act, 20 developments associated with PacifiCorp's hydroelectric generating facilities licensed with the FERC are classified as "high hazard potential," meaning it is probable in the event of a dam failure that loss of human life in the downstream population could occur. The FERC provides guidelines utilized by PacifiCorp in development of public safety programs consisting of a dam safety program and emergency action plans.

For an update regarding PacifiCorp's Klamath River hydroelectric system, refer to Note 16 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 14 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K.

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

Under the Nuclear Waste Policy Act of 1982 ("NWPA"), the United States DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Exelon Generation, as required by the NWPA, signed a contract with the DOE under which the DOE was to receive spent nuclear fuel and high-level radioactive waste for disposal beginning not later than January 1998. The DOE did not begin receiving spent nuclear fuel on the scheduled date and remains unable to receive such fuel and waste. The costs to be incurred by the DOE for disposal activities were previously being financed by fees charged to owners and generators of the waste. In accordance with a 2013 ruling by the D.C. Circuit, the DOE, in May 2014, provided notice that, effective May 16, 2014, the spent nuclear fuel disposal fee would be zero. In 2004, Exelon Generation, reached a settlement with the DOE concerning the DOE's failure to begin accepting spent nuclear fuel in 1998. As a result, Quad Cities Station has been billing the DOE, and the DOE is obligated to reimburse the station for all station costs incurred due to the DOE's delay. Exelon Generation has constructed an interim spent fuel storage installation ("ISFSI") at Quad Cities Station consisting of two pads to store spent nuclear fuel in dry casks in order to free space in the storage pool. The first dry cask was placed in-service in 2005. As of December 31, 2020, the first pad at the ISFSI is full, and the second pad is in operation. The first and second pads at the ISFSI are expected to facilitate storage of casks to support operations at Quad Cities Station through the end of its operating licenses.

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

The insurance for nuclear property damage losses covers property damage, stabilization and decontamination of the facility, disposal of the decontaminated material and premature decommissioning arising out of a covered loss. For Quad Cities Station, Exelon Generation purchases primary property insurance protection for the combined interests in Quad Cities Station, with coverage limits for nuclear damage losses up to $1.5 billion and non-nuclear damage losses up to $500 million. MidAmerican Energy also directly purchases extra expense coverage for its share of replacement power and other extra expenses in the event of a covered accidental outage at Quad Cities Station. The property and related coverages purchased directly by MidAmerican Energy and by Exelon Generation, which includes the interests of MidAmerican Energy, are underwritten by an industry mutual insurance company and contain provisions for retrospective premium assessments to be called upon based on the industry mutual board of directors' discretion for adverse loss experience. Currently, the maximum retrospective amounts that could be assessed against MidAmerican Energy from industry mutual policies for its obligations associated with Quad Cities Station total $7 million.

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

Interstate Natural Gas Pipeline Subsidiaries

The Pipeline Companies are regulated by the FERC, pursuant to the NGA and the Natural Gas Policy Act of 1978. Under this authority, the FERC regulates, among other items, (a) rates, charges, terms and conditions of service, (b) the construction and operation of interstate pipelines, storage and related facilities, including the extension, expansion or abandonment of such facilities and (c) the construction and operation of LNG import/export facilities. The Pipeline Companies hold certificates of public convenience and necessity and LNG facility authorizations issued by the FERC, which authorize them to construct, operate and maintain their pipeline and related facilities and services.

FERC regulations and the Pipeline Companies' tariffs allow each of the Pipeline Companies to charge approved rates for the services set forth in their respective tariffs. Generally, these rates are a function of the cost of providing services to customers, including prudently incurred operations and maintenance expenses, taxes, depreciation and amortization and a reasonable return on invested capital. Tariff rates for each of the Pipeline Companies have been developed under a rate design methodology whereby substantially all fixed costs, including a return on invested capital and income taxes, are collected through reservation charges, which are paid by firm transportation and storage customers regardless of volumes shipped. Commodity charges, which are paid only with respect to volumes actually shipped, are designed to recover the remaining, primarily variable, costs. Kern River's reservation rates have historically been approved using a "levelized" cost-of-service methodology so that the rate remains constant over the levelization period. This levelized cost of service has been achieved by using a FERC-approved depreciation schedule in which depreciation increases as the cost of capital decreases on declining rate base. Each of the Pipeline Companies also hold authority to negotiate rates for their services, subject to requirements to offer cost-based rate alternatives, and to publish such negotiated rates. In addition, for services that are not subject to FERC rate jurisdiction pursuant to Section 3 of the Natural Gas Act, Cove Point charges rates that are established by contract.

The Pipeline Companies' rates are subject to change in future general rate proceedings. Rates for natural gas pipelines are changed by filings under either Section 5 or Section 4 of the Natural Gas Act. Section 5 proceedings are initiated by the FERC or the pipeline's customers for a potential reduction to rates that the FERC finds are no longer just and reasonable. In a Section 5 proceeding, the initiating party has the burden of demonstrating that the currently effective rates of the pipeline are no longer just and reasonable, and of demonstrating alternative just and reasonable rates. Any rate decrease as a result of a Section 5 proceeding is implemented prospectively upon the issuance of a final FERC order adopting the new just and reasonable rates. Section 4 rate proceedings are initiated by the natural gas pipeline, who must demonstrate that the new proposed rates are just and reasonable. The new rates as a result of a Section 4 proceeding are typically implemented six months after the Section 4 filing and are subject to refund upon issuance of a final order by the FERC.

The FERC-regulated natural gas companies may not grant undue preference to any customer. FERC regulations require that certain information be made public for market access, through standardized internet websites. These regulations also restrict each pipeline's marketing affiliates' access to certain non-public information that could affect price or availability of service.

Interstate natural gas pipelines are also subject to regulations administered by the Office of Pipeline Safety within the Pipeline and Hazardous Materials Safety Administration, an agency of the United States Department of Transportation ("DOT"). Federal pipeline safety regulations are issued pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended ("NGPSA"), which establishes safety requirements in the design, construction, operation and maintenance of interstate natural gas facilities, and requires an entity that owns or operates pipeline facilities to comply with such plans. Major amendments to the NGPSA include the Pipeline Safety Improvement Act of 2002 ("2002 Act"), the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 ("2006 Act"), the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 ("2011 Act") and the Protecting Our Infrastructure Of Pipelines And Enhancing Safety Act Of 2016 ("2016 Act").

The 2002 Act established additional safety and pipeline integrity regulations for all natural gas pipelines in high-consequence areas. The 2002 Act imposed major new requirements in the areas of operator qualifications, risk analysis and integrity management. The 2002 Act mandated more frequent periodic inspection or testing of natural gas pipelines in high-consequence areas, which are locations where the potential consequences of a natural gas pipeline accident may be significant or may do considerable harm to persons or property. Pursuant to the 2002 Act, the DOT promulgated regulations that require natural gas pipeline operators to develop comprehensive integrity management programs, to identify applicable threats to natural gas pipeline segments that could impact high-consequence areas, to assess these segments and to provide ongoing mitigation and monitoring. The regulations require recurring inspections of high-consequence area segments every seven years after the initial baseline assessment.

The 2006 Act required pipeline operators to institute human factors management plans for personnel employed in pipeline control centers. DOT regulations published pursuant to the 2006 Act required development and implementation of written control room management procedures.

The 2011 Act was a response to natural gas pipeline incidents, most notably the San Bruno natural gas pipeline explosion that occurred in September 2010 in California. The 2011 Act increased the maximum allowable civil penalties for violations, directs operator assistance for Federal authorities conducting investigations and authorized the DOT to hire additional inspection and enforcement personnel. The 2011 Act also directed the DOT to study several topics, including the definition of high-consequence areas, the use of automatic shutoff valves in high-consequence areas, expansion of integrity management requirements beyond high-consequence areas and cast iron pipe replacement. The studies are complete, and a number of notices of proposed rulemaking have been issued. The Pipeline and Hazardous Materials Safety Administration issued the Safety of Gas Transmission Pipelines: MAOP Reconfirmation, Expansion of Assessment Requirements and Other Related Amendments final rule in October 2019. The primary change is the expansion of the pipeline integrity assessment requirements to cover moderate-consequence areas and reconfirming maximum allowable operating pressures. Pipeline operators must develop procedures to address assessment requirements and define and map locations by mid-2021 and complete 50% of the required integrity testing by 2028 and the remaining testing by 2034. The BHE Pipeline Group is assessing the impact of the rule. This is the first of three parts of the anticipated new rules. Additional final rules are expected in 2021.

The 2016 Act required the Pipeline and Hazardous Materials Safety Administration to set federal minimum safety standards for underground natural gas storage facilities and authorized emergency order authority. In February 2020, the Pipeline and Hazardous Materials Safety Administration issued a final rule regarding underground natural gas storage facilities that incorporates by reference the American Petroleum Institute's Recommended Practice 1171, "Functional Integrity of Natural Gas Storage in Depleted Hydrocarbon Reservoirs and Aquifer Reservoirs", clarifies certain aspects of the mandatory nature of the standard and defines regulatory completion dates for underground storage facility risk assessments. EGTS has 17 underground natural gas storage fields that fall under this regulation and does not expect the impact of complying with the final rule to be significant. Northern Natural Gas has three underground natural gas storage fields that fall under this regulation and is complying with the final rule. Kern River, Carolina Gas and Cove Point do not have underground natural gas storage facilities.

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

DNOs are subject to price controls, enforced by Ofgem, that limit the revenue that may be recovered and retained from their electricity distribution activities. The regulatory regime that has been applied to electricity distributors in Great Britain encourages companies to look for efficiency gains in order to improve profits. The distribution price control formula also adjusts the revenue received by DNOs to reflect a number of factors, including, but not limited to, the rate of inflation (as measured by the United Kingdom's Retail Prices Index) and the quality of service delivered by the licensee's distribution system. The current price control, Electricity Distribution 1 ("ED1"), has been set for a period of eight years, starting April 1, 2015, although the formula has been, and may be, reviewed by the regulator following public consultation. The procedure and methodology adopted at a price control review are at the reasonable discretion of Ofgem. Ofgem's judgment of the future allowed revenue of licensees is likely to take into account, among other things:
•the actual operating and capital costs of each of the licensees;
•the operating and capital costs that each of the licensees would incur if it were as efficient as, in Ofgem's judgment, the more efficient licensees;
•the actual value of certain costs which are judged to be beyond the control of the licensees;
•the taxes that each licensee is expected to pay;
•the regulatory value ascribed to the expenditures that have been incurred in the past and the efficient expenditures that are to be incurred in the forthcoming regulatory period;
•the rate of return to be allowed on expenditures that make up the regulatory asset value;
•the financial ratios of each of the licensees and the license requirement for each licensee to maintain investment grade status;
•an allowance in respect of the repair of the pension deficits in the defined benefit pension schemes sponsored by each of the licensees; and
•any under- or over-recoveries of revenues, relative to allowed revenues, in the previous price control period.

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

The current eight-year electricity distribution price control period runs from April 1, 2015 through March 31, 2023. The current price control was the first to be set for electricity distribution in Great Britain since Ofgem completed its review of network regulation (known as the RPI-X @ 20 project). The key changes to the price control calculations, compared to those used in previous price controls are that:
•the period over which new regulatory assets are depreciated is being gradually lengthened, from 20 years to 45 years, with the change being phased over eight years;
•allowed revenues will be adjusted during the price control period, rather than at the next price control review, to partially reflect cost variances relative to cost allowances;
•the allowed cost of debt will be updated within the price control period by reference to a long-run trailing average based on external benchmarks of utility debt costs;
•allowed revenues will be adjusted in relation to some new service standard incentives, principally relating to speed and service standards for new connections to the network; and
•there was scope for a mid-period review and adjustment to revenues in the latter half of the period for any changes in the outputs required of licensees for certain specified reasons, although GEMA made no adjustments under this provision.

Under the current price control, as revised by the CMA, and excluding the effects of incentive schemes and any deferred revenues from the prior price control, the opening base allowed revenue of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc remains constant in all subsequent years within the price control period (ED1) through 2022-23, before the addition of inflation. Nominal opening base allowed revenues will increase in line with inflation. Adjustments are made annually to recognize the effect of factors such as changes in the allowed cost of debt, performance on incentive schemes and catch up of prior year under- or over- recoveries.

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

The AUC has various core functions in regulating the Alberta electricity transmission sector, including the following:
•regulating and adjudicating issues related to the operation of electric utilities within Alberta;
•processing and approving general tariff applications relating to revenue requirements, capital expenditure prudency and rates of return including deemed capital structure for regulated utilities while ensuring that utility rates are just and reasonable, and approval of the transmission tariff rates of regulated transmission providers paid by the AESO, which is the independent transmission system operator in Alberta, Canada that controls the operation of AltaLink's transmission system;
•approving the need for new electricity transmission facilities and permits to build and licenses to operate electricity transmission facilities;
•reviewing operations and accounts from electric utilities and conducting on-site inspections to ensure compliance with industry regulation and standards;
•adjudicating enforcement issues including the imposition of administrative penalties that arise when market participants violate the rules of the AESO; and
•collecting, storing, analyzing, appraising and disseminating information to effectively fulfill its duties as an industry regulator.

AltaLink's tariffs are regulated by the AUC under the provisions of the Electric Utilities Act (Alberta) in respect of rates and terms and conditions of service. The Electric Utilities Act (Alberta) and related regulations require the AUC to consider that it is in the public interest to provide consumers the benefit of unconstrained transmission access to competitive generation and the wholesale electricity market. In regulating transmission tariffs, the AUC must facilitate sufficient investment to ensure the timely upgrade, enhancement or expansion of transmission facilities, and foster a stable investment climate and a continued stream of capital investment for the transmission system.

Under the Electric Utilities Act (Alberta), AltaLink prepares and files applications with the AUC for approval of tariffs to be paid by the AESO for the use of its transmission facilities, and the terms and conditions governing the use of those facilities. The AUC reviews and approves such tariff applications based on a cost-of-service regulatory model under a forward test year basis. Under this model, the AUC provides AltaLink with a reasonable opportunity to (i) earn a fair return on equity; and (ii) recover its forecast costs, including operating expenses, depreciation, borrowing costs and taxes (including deemed income taxes) associated with its regulated transmission business. The AUC must approve tariffs that are just, reasonable and not unduly preferential, arbitrary or unjustly discriminatory. AltaLink's transmission tariffs are not dependent on the price or volume of electricity transported through its transmission system.

The AESO is an independent system operator in Alberta, Canada that oversees the Alberta Interconnected Electric System ("AIES") and wholesale electricity market. The AESO is responsible for directing the safe, reliable and economic operation of the AIES, including long-term transmission system planning. AltaLink and the other transmission facility owners receive substantially all of their transmission tariff revenues from the AESO. The AESO, in turn, charges wholesale tariffs, approved by the AUC, in a manner that promotes fair and open access to the AIES and facilitates a competitive market for the purchase and sale of electricity. The AESO monitors compliance with approved reliability standards, which are enforced by the Market Surveillance Administrator, which may impose penalties on transmission facility owners for non-compliance with the approved reliability standards.

The AESO determines the need and plans for the expansion and enhancement of the transmission system in Alberta in accordance with applicable law and reliability standards. The AESO's responsibilities include long-term transmission planning and management, including assessing the current and future transmission system capacity needs of market participants. When the AESO determines an expansion or enhancement of the transmission system is needed, with limited exceptions, it submits an application to the AUC for approval of the proposed expansion or enhancement. The AESO then determines which transmission provider should submit an application to the AUC for a permit and license to construct and operate the designated transmission facilities. Generally the transmission provider operating in the geographic area where the transmission facilities expansion or enhancement is to be located is selected by the AESO to build, own and operate the transmission facilities. In addition, Alberta law provides that certain transmission projects may be subject to a competitive process open to qualified bidders.

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

The Yuma, Cordova, Saranac, Imperial Valley, Topaz, Agua Caliente, Solar Star, Bishop Hill II, Marshall, Grande Prairie, Walnut Ridge and Pinyon Pines independent power projects have obtained authority from the FERC to sell their power using market-based rates. This authority to sell electricity in wholesale electricity markets at market-based rates is subject to triennial reviews conducted by the FERC. Accordingly, the respective independent power projects are required to submit triennial filings to the FERC that demonstrate a lack of market power over sales of wholesale electricity and electric generation capacity in their respective market areas. The Pinyon Pines, Solar Star, Topaz and Yuma independent power projects and power marketer CalEnergy, LLC file together for market power study purposes of the FERC-defined Southwest Region. The most recent triennial filing for the Southwest Region was made in June 2019 and an order accepting it was issued in March 2020. The Cordova and Saranac independent power projects and power marketer CalEnergy, LLC file together with MidAmerican Energy and certain affiliates for market power study purposes of the FERC-defined Northeast Region. The most recent triennial filing for the Northeast Region was made in June 2020 and is awaiting FERC action. The Bishop Hill II and Walnut Ridge independent power projects and power marketer CalEnergy, LLC file together with MidAmerican Energy and certain affiliates for market power study purposes of the FERC-defined Central Region. The most recent triennial filing for the Central Region was made in December 2020 and is awaiting FERC action. The Marshall and Grande Prairie independent power projects and power marketer CalEnergy, LLC file together for market power study purposes in the FERC-defined Southwest Power Pool Region. The most recent triennial filing for the Southwest Power Pool Region was made in December 2018 and an order accepting it was issued July 2019.

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

Residential Real Estate Brokerage Company

HomeServices and its operating subsidiaries are regulated by the United States Consumer Financial Protection Bureau which enforces the Truth In Lending Act ("TILA"), the Equal Credit Opportunity Act ("ECOA") and the Real Estate Settlement Procedures Act ("RESPA"); by the United States Federal Trade Commission with respect to certain franchising activities; by the United States Department of Housing and Urban Development, which enforces the Fair Housing Act ("FHA"); and by state agencies where its subsidiaries operate. TILA and ECOA regulate lending practices. FHA prohibits housing-related discrimination on the basis of race, color, national origin, religion, sex, familial status, and disability. RESPA regulates real estate settlement services including real estate closing practices, lender servicing and escrow account practices and business relationships among settlement service providers and third parties to the transaction.

REGULATORY MATTERS

In addition to the discussion contained herein regarding regulatory matters, refer to "General Regulation" in Item 1 of this Form 10-K for further information regarding the general regulatory framework.

PacifiCorp

Multi-State Process

In November 2019, PacifiCorp completed negotiations with the Multi-State Process Workgroup, a working group of stakeholders consisting of utility regulatory agencies, customers, and certain others potentially affected by inter-jurisdictional allocation procedures, resulting in a new cost allocation agreement, the 2020 Protocol. The agreement establishes a common allocation method to be used in Utah, Oregon, Wyoming, Idaho and California through 2023 and a separate method for Washington during the same time period that is based on a system approach for cost allocations and provides a path forward for Washington to achieve compliance with Washington's Clean Energy Transformation Act. The agreement establishes a process for the 2020 Protocol signatories to resolve remaining outstanding cost-allocations to be implemented in a new, permanent and long-term allocation method at the end of the four years. In December 2019, PacifiCorp submitted the 2020 Protocol to the UPSC, the OPUC, the WPSC and the IPUC for approval. WUTC approval of the agreement was sought in the general rate case filing also submitted in December 2019. In 2020, PacifiCorp received approval of the 2020 Protocol from the UPSC, the OPUC, the WPSC, the IPUC and the WUTC. Approval from the CPUC will be requested in a future general rate case.

Depreciation Rate Study

In September 2018, PacifiCorp filed applications for depreciation rate changes with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC based on PacifiCorp's 2018 depreciation rate study, requesting the rates become effective January 1, 2021. Based on the proposed depreciation rates, annual depreciation expense would have increased approximately $300 million. Updates since September 2018 include the filing of PacifiCorp's 2020 decommissioning studies in which a third‑party consultant was engaged to estimate decommissioning costs associated with coal-fueled generating facilities and removal of Cholla Unit 4. Depreciation rates based on the outcomes described below were effective January 1, 2021, resulting in an estimated increase in depreciation expense of $176 million in 2021, based on historical balances.

In March 2020, PacifiCorp filed a partial settlement stipulation with the UPSC to which all but one intervening party agreed. The partial settlement adopts certain aspects of the 2018 depreciation rate study as filed for coal-fueled generating facilities and established a secondary phase to the proceeding to address decommissioning costs for PacifiCorp's coal‑fueled generating facilities and equipment replaced as a result of PacifiCorp's wind repowering projects. In April 2020, the UPSC approved the stipulation as filed. In December 2020, the UPSC issued an order regarding the secondary phase which approved PacifiCorp's proposed accounting treatment related to the retired wind assets and supports recovery of incremental decommissioning costs reflected in the third-party study over the remaining depreciable lives of the coal-fueled generating facilities as proposed in the general rate case.

In August 2020, PacifiCorp filed an all‑party stipulation with the OPUC regarding the depreciation study with depreciation rates for coal-fueled generating facilities and associated incremental decommissioning costs reflected in the third-party study to be addressed separately in the general rate case proceeding. In December 2020, the OPUC approved the stipulation effective January 1, 2021. The OPUC's December 2020 general rate case order accepted PacifiCorp's proposed depreciable lives for the coal-fueled generating facilities but deferred a decision on rate treatment of the incremental decommissioning costs.

In April 2020, PacifiCorp filed a stipulation with the WPSC resolving all issues addressed in PacifiCorp's depreciation rate study application with ratemaking treatment of certain matters to be addressed in PacifiCorp's general rate case, including depreciation for coal-fueled generating facilities and associated incremental decommissioning costs reflected in decommissioning studies and certain matters related to the repowering of PacifiCorp's wind-powered generating facilities. The stipulation was approved by the WPSC during a hearing in August 2020 and a subsequent written order in December 2020. The general rate case hearing was rescheduled for February 2021. As a result of the hearing date change, PacifiCorp filed an application in October 2020 with the WPSC requesting authorization to defer costs associated with impacts of the depreciation study. A hearing for this deferral application is scheduled to occur in July 2021.

In July 2020, PacifiCorp filed a full settlement stipulation with the WUTC resolving all issues in the proceeding. The WUTC approved the stipulation in December 2020, excluding aspects related to certain coal-fueled generating facilities that were separately addressed in the general rate case. The general rate case settlement authorizes accelerated depreciation of certain coal-fueled generating facilities, as well as recovery of incremental decommissioning costs reflected in the third-party study over a ten-year period.

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

As a result of delaying the general rate case filing in Idaho for 2021 for an anticipated effective date of January 1, 2022, PacifiCorp reached a separate agreement with parties to defer the incremental depreciation expense from the 2018 depreciation study for one year, during 2021. In October 2020, a settlement stipulation was filed with the IPUC related to the secondary phase of the depreciation study to defer the incremental decommissioning expense from the 2020 decommissioning studies for one year, during 2021, consistent with the stipulated treatment of the incremental depreciation expense from the 2018 depreciation study, as a result of delaying the general rate case filing. The IPUC approved the stipulation as filed in December 2020.

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

In its December 2020 generate rate case order, the UPSC ordered PacifiCorp to initiate a proceeding by March 2021 to establish a balancing account for pension settlement losses. While the OPUC did not authorize specific treatment for pension settlement losses in its December 2020 general rate case order, it did indicate that it is receptive to PacifiCorp filing a deferral request, should a pension settlement loss be triggered in the 2021 test period for the general rate case proceeding.

COVID-19

In March and April 2020, PacifiCorp filed applications requesting authorization to defer costs associated with COVID‑19 with the UPSC, the OPUC, the WPSC, the WUTC and the IPUC. In April 2020, as ordered by the CPUC, PacifiCorp filed to establish the COVID‑19 Pandemic Protections Memorandum Account. The memorandum account was approved in September 2020, retroactive to March 4, 2020. In April 2020, the WPSC approved PacifiCorp's application to defer costs associated with COVID‑19, subject to a public notice period, and required associated benefits arising from COVID‑19 to be offset against the deferred costs. During the public notice period, one party to the proceeding filed a petition for a rehearing of the matter. The WPSC scheduled a hearing for this matter in April 2021. In July, September and October 2020, the IPUC, the UPSC and the OPUC, respectively, approved PacifiCorp's applications to defer costs associated with COVID‑19, requiring associated benefits arising from COVID‑19 to be offset against the deferred costs. In November 2020, PacifiCorp filed a revised petition consistent with the requirements set forth in the WUTC's adopted term sheet in its generic COVID-19 proceeding. In December 2020, the WUTC approved PacifiCorp's revised petition. In February 2021, PacifiCorp filed a motion to withdraw the application from the WPSC, after reaching an agreement with parties to the proceeding.

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

In March 2020, PacifiCorp filed its annual EBA application with the UPSC requesting recovery of $37 million, or 1.0%, of deferred power costs from customers for the period January 1, 2019 through December 31, 2019, reflecting the difference between base and actual net power costs in the 2019 deferral period. A hearing was held in February 2021 for rates effective March 1, 2021.

In March 2020, Utah's governor signed Utah House Bill 66, Wildland Fire Planning and Cost Recovery Amendments, which requires PacifiCorp to prepare a wildfire protection plan to be approved by the UPSC. All investments, including the cost of capital, made to implement an approved plan are recoverable in rates. The bill also provides a potential liability safe harbor if PacifiCorp is in compliance with its approved wildfire mitigation plan. In addition, the legislation clarifies the standard for real property losses and eliminates the current standard of treble damages awarded for tree losses. The first wildland fire protection plan was filed with the UPSC in June 2020 and was approved by the UPSC in October 2020. As part of the 2020 general rate case, the UPSC approved a Wildland Fire Mitigation Balancing Account to track and defer costs associated with the implementation of the wildland fire protection plan that are not recovered through base rates.

In March 2020, Utah's governor signed Utah House Bill 396, Electric Vehicle Charging Infrastructure Amendments, which directs the UPSC to enable PacifiCorp to recover in rates up to $50 million of electric vehicle infrastructure. The legislation also prohibits a third‑party from generating electricity onsite to directly resell to customers through electric vehicle charging infrastructure.

In May 2020, PacifiCorp filed a general rate case with the UPSC requesting an increase in base rates of $96 million, or 4.8%, which PacifiCorp proposed to be implemented over a three-year period with 2.6% effective January 1, 2021, 1.1% effective January 1, 2022 and 1.1% effective January 1, 2023 reflecting the refunding of a portion of 2017 Tax Reform benefits in 2021 and 2022. The proposed increase reflected recovery of Energy Vision 2020 investments, updated depreciation rates, incremental decommissioning costs associated with coal-fueled generating facilities, a wildland fire mitigation cost tracking mechanism to implement Utah House Bill 66, and rate design modernization proposals. The application also requested authorization to recover costs associated with the early retirement of Cholla Unit 4. The proposed increase reflected several rate mitigation measures that included use of the balance in the Utah Sustainable Transportation and Energy Plan ("STEP") regulatory accounts to accelerate depreciation of the undepreciated plant balance of certain coal-fueled generation units, including Cholla Unit 4, and the use of a portion of the excess deferred income taxes associated with 2017 Tax Reform to accelerate recognition of certain regulatory assets and further depreciate the Dave Johnston plant balance. In October 2020, PacifiCorp filed rebuttal testimony, modifying its request to an increase in base rates of $72 million, or 3.6%, primarily due to a reduction to the requested return on equity. In December 2020, the UPSC issued an order approving an increase in base rates of $31 million, or 1.6%, effective January 1, 2021 reflecting a reduction in PacifiCorp's requested return on equity and before considering refunds of remaining 2017 Tax Reform benefits. The UPSC approved PacifiCorp's proposed rate mitigation strategy to refund remaining 2017 Tax Reform benefits over two years, resulting in an overall net decrease of $15 million, or 0.7%, effective January 1, 2021 followed by a 1.1% increase on January 1, 2022 and another 1.1% increase on January 1, 2023. The order accepted PacifiCorp's proposal to use Utah STEP regulatory balances and excess deferred income taxes associated with 2017 Tax Reform to accelerate depreciation of Cholla Unit 4 and portions of other coal-fueled generating plant balances, as well as to accelerate recognition of certain regulatory asset balances. The order also authorized PacifiCorp to establish a deferral account for costs associated with the early retirement of Cholla Unit 4 and a Wildland Fire Mitigation Balancing Account as described under "Adjustment Mechanisms" in Item 1 of this Form 10-K. In addition, the UPSC ordered PacifiCorp to initiate a proceeding by March 2021 to establish a balancing account for pension settlement losses.

Oregon

In December 2018, PacifiCorp filed a 2019 RAC application requesting recovery of costs associated with repowering of approximately 900 MWs of company-owned and installed wind facilities expected to be completed in 2019. The associated net power cost and PTC benefits were previously included in the 2019 TAM. An all-party settlement was approved by the OPUC in September 2019, providing for a total rate increase of $24 million, or 1.8%, subject to final cost updates. The first rate increase of $9 million, or 0.7%, was effective October 1, 2019 for four repowered facilities, the second rate increase of $1 million, or 0.1%, was effective December 1, 2019 for one repowered facility and the third rate increase of $5 million, or 0.4%, was effective January 1, 2020 for two repowered facilities. A final rate increase of $5 million, or 0.4%, was effective April 1, 2020 for the two remaining repowered facilities that were placed in service by the end of March 2020. As part of the settlement, parties agreed that depreciation of the Oregon‑allocated net book value of certain undepreciated equipment replaced as a result of the applicable repowering projects would be accelerated and offset with excess deferred income taxes resulting from 2017 Tax Reform. In 2020, accelerated depreciation of $40 million and offsetting amortization of excess deferred income taxes was recognized associated with the two remaining repowered facilities included in the 2019 RAC. In October 2020, PacifiCorp filed its annual update for plants placed into service in 2019 requesting an overall rate increase of $2 million, or 0.2%, effective November 1, 2020. The rate was in effect through December 31, 2020 when new rates from the general rate case reset the RAC rates to zero.

In October 2019, the OPUC approved the all-party settlement in the 2020 TAM, effective January 1, 2020. In December 2020, the Cedar Springs II wind facility was placed in service. In compliance with the terms of the settlement adopted by the OPUC, in December 2020, PacifiCorp filed to include the net power costs and PTCs in rates which resulted in a rate decrease of approximately $1 million, or 0.1%, effective December 11, 2020. In December 2020, PacifiCorp also filed an application with the OPUC requesting authorization to defer the revenue requirement associated with the Cedar Springs II wind resource and associated transmission through December 31, 2020, for later inclusion in rates.

In November 2019, PacifiCorp filed a 2020 RAC application requesting an annual increase in rates of $1 million, or 0.1%, associated with repowering the Glenrock III wind facility effective April 1, 2020 and an annual increase in rates of $3 million, or 0.3%, associated with repowering the Dunlap wind facility effective October 15, 2020. As part of its application, PacifiCorp proposed to offset the Oregon-allocated net book value of the replaced wind equipment in this filing with PacifiCorp's OATT revenue related deferral from 2017 through 2019. An all-party settlement was filed in January 2020 supporting the filed request and was approved by the OPUC in March 2020. Based on a final cost update for the Glenrock III wind facility, and including the net power cost and PTC benefits, a 0.02% rate decrease became effective April 1, 2020. In September 2020, PacifiCorp filed for a rate change after the repowered Dunlap wind facility was placed in service. Based on the final cost update for the Dunlap wind facility, and including the net power cost and PTC benefits, an additional rate increase of $2 million, or 0.1%, became effective September 18, 2020. As a result of the settlement, accelerated depreciation of $34 million and offsetting amortization of the OATT deferral was recognized during 2020 associated with undepreciated equipment replaced as a result of the repowering of the Glenrock III and Dunlap wind facilities.

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

In February 2020, PacifiCorp filed a general rate case in Oregon requesting a net rate increase of $71 million, or 5.4%, effective January 1, 2021. The request included a separate tariff rider to recover costs associated with the early retirement of Cholla Unit 4 for an increase of $17 million annually from January 2021 through April 2025 and an annual credit to customers of $25 million for amortization of remaining deferred income tax benefits associated with 2017 Tax Reform over a three-year period beginning January 2021. The request for the increase in base rates reflected recovery of Energy Vision 2020 investments, updated depreciation rates, incremental decommissioning costs and other closure costs associated with coal-fueled facilities and rate design modernization proposals. Net power costs are addressed separately in the Oregon TAM, discussed below. In June 2020, PacifiCorp filed reply testimony requesting a revised net rate increase of $67 million, or 5.0%, effective on January 1, 2021. The revised net rate increase reflected a proposal to offset the costs associated with the early retirement of Cholla Unit 4 with a portion of the deferred income tax benefits associated with 2017 Tax Reform rather than recovering these costs through a separate tariff as proposed in the initial filing. The revised net rate increase also included PacifiCorp's proposal to provide an annual credit to customers of $6 million for amortization of the remaining deferred income tax benefits associated with 2017 Tax Reform over a two-year period beginning January 2021. In August 2020, PacifiCorp filed its surrebuttal testimony requesting a revised net rate increase of $41 million, or 3.1%, effective January 1, 2021. This included a decrease in the requested return on equity, an update to depreciation rates consistent with the settled depreciation study and the proposed annual credit to customers of the remaining deferred income tax benefits associated with 2017 Tax Reform that was modified to $7 million. PacifiCorp also filed a partial stipulation that would settle all rate design and rate spread issues in the general rate case. In PacifiCorp's closing brief filed in October 2020, PacifiCorp modified the requested net rate increase to $40 million, or 3.0%, to accept the OPUC staff's adjustment correcting the ongoing advanced meter infrastructure operating costs reflected in the case. In December 2020, the OPUC approved a net rate decrease of approximately $24 million, or 1.8%, effective January 1, 2021, accepting PacifiCorp's proposed annual credit to customers of the remaining 2017 Tax Reform benefits over a two-year period. The new rates approved by the OPUC reflect a modified capital structure for ratemaking purposes and a lower return on equity than proposed by PacifiCorp. The new rates also exclude approximately $27 million in incremental decommissioning costs and other closure costs associated with coal-fueled generating facilities that will be addressed through a separate process in 2021. The order also authorizes an Annual Wildfire Mitigation and Vegetation Management Cost Recovery Mechanism for three years as described under "Adjustment Mechanisms" in Item 1 of this Form 10-K. PacifiCorp's compliance filing to reset base rates effective January 1, 2021 in response to the OPUC's order reflected a rate decrease of approximately $67 million, or 5.1%, due to the exclusion of the impacts of repowered wind facilities, new wind facilities and certain other new investments that had not been placed in service at the time of the filing. Additional compliance filings will be made to include these investments in rates concurrent when they are placed in service. In January 2021, the OPUC approved the second compliance filing to add the remainder of the Ekola Flats wind facility to rates, resulting in a rate increase of approximately $7 million, or 0.5%, effective January 12, 2021.

In February 2020, PacifiCorp submitted its annual TAM filing in Oregon requesting a decrease of $49 million, or 3.7%, effective January 1, 2021, based on forecast net power costs and loads for the calendar year 2021. The filing includes the customer benefits of new and repowered wind resources, including an increase in PTCs. In June 2020, PacifiCorp filed reply testimony in its annual TAM with updated forecast net power costs resulting in a rate decrease of $47 million, or 3.6%, effective January 1, 2021. In August 2020, PacifiCorp filed a stipulation with the OPUC settling all issues in the proceeding. In October 2020, the OPUC approved the stipulation. In November 2020, the final cost update was filed resulting in an annual rate decrease of $41 million, or 3.1%, effective January 1, 2021.

Wyoming

In July 2019, Wyoming Senate Enrolled Act No. 74 ("SEA 74") went into effect. The legislation, among other things, requires electric utilities to make a good faith effort to sell a coal-fueled generation facility in Wyoming before it can receive recovery in rates for capital costs associated with new generation facilities built, in whole or in part, to replace the retiring coal-fueled generation facility. The electric utility is obligated to purchase the electricity from the facility through a power purchase agreement at a price that is no greater than the utility's avoided cost as determined by the WPSC. Costs associated with an approved power purchase agreement are expected to be recoverable in rates from Wyoming customers. In March 2020, the Wyoming governor signed Senate Enrolled Act No. 23, which allows a 1 MW or greater customer to purchase electricity from a coal-fueled generation facility purchased from an electric utility under SEA 74. The WPSC approved new administrative rules to implement the legislation in November 2020, which are expected to go into effect in early 2021. The overall impacts of the legislation and the new administrative rules cannot be determined at this time.

In March 2020, PacifiCorp filed a general rate case with the WPSC requesting an increase in base rates of $7 million, or 1.1%, effective January 1, 2021. The increase reflects recovery of Energy Vision 2020 investments, updated depreciation rates, incremental decommissioning costs associated with coal-fueled facilities and rate design modernization proposals. The application also requests a revision to the ECAM to eliminate the sharing band and requests authorization to discontinue operations and recover costs associated with the early retirement of Cholla Unit 4. The proposed increase reflects several rate mitigation measures that include use of the remaining 2017 Tax Reform benefits to buy down plant balances, including Cholla Unit 4, and spreading the recovery of the depreciation of certain coal-fueled generation units over time periods that extend beyond the depreciable lives proposed in the depreciation rate study. In September 2020, PacifiCorp filed its rebuttal testimony that modified its requested increase in base rates from $7 million to $9 million and reflected an update to the rate mitigation measures for using the 2017 Tax Reform benefits. The WPSC determined that the rebuttal testimony filed constituted a material and substantial change to the original application and vacated the hearing that was scheduled for October 2020. The WPSC re-noticed PacifiCorp's case and rescheduled the hearings. The hearings began February 2021 and will resume March 2021. PacifiCorp has requested a rate effective date of July 1, 2021.

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

In April 2020, PacifiCorp filed its annual ECAM and RRA application with the WPSC requesting recovery of $7 million, or 1.0% of deferred net power costs from customers for the period January 1, 2019 through December 31, 2019, reflecting the difference between base and actual net power costs in the 2019 deferral period. The rate change went into effect on an interim basis June 15, 2020. This increase will be offset in part by continued rate credits associated with 2017 Tax Reform benefits and bonus depreciation for which minor adjustments are proposed to go into effect in the same timeframe. The hearing was held and the WPSC issued a bench decision in December 2020, reducing the requested recovery by $1 million.

Washington

In November 2019, PacifiCorp submitted its 2019 decoupling filing with the WUTC for the twelve months ended June 30, 2019. In January 2020, the WUTC approved PacifiCorp's 2019 decoupling filing, which resulted in a $12 million surcredit to customers effective February 1, 2020.

In December 2019, PacifiCorp submitted its 2021 Washington general rate case requesting an overall decrease to rates of $4 million, or 1.1%, effective January 1, 2021. The case includes a proposed ten-year annual surcredit of $7 million to customers primarily associated with the amortization of excess deferred income taxes from 2017 Tax Reform. The case also includes a request for approval of a new cost allocation methodology, updated depreciation rates, incremental decommissioning costs and other closure costs associated with certain coal-fueled facilities, recovery of Energy Vision 2020 investments, and rate design modernization proposals. In April 2020, PacifiCorp submitted supplemental testimony and exhibits to incorporate the impacts of the recently completed decommissioning studies for PacifiCorp's coal-fueled generating resources and updated net power costs. The updates resulted in a revised request for an overall increase to rates of $11 million, or 3.2%. The parties subsequently reached a settlement in principle. In July 2020, the resulting all-party settlement was filed reflecting a rate decrease of $4 million or 1.2%. The settlement adjusts the current $8 million annual surcredit associated with 2017 Tax Reform that was set to expire January 1, 2021 to a five-year annual surcredit of $12 million, primarily associated with the amortization of excess deferred income taxes from 2017 Tax Reform. The settlement also includes approval of the new cost allocation methodology, updated depreciation rates, incremental decommissioning costs and other closure costs associated with certain coal-fueled facilities and rate design modernization proposals. While recovery of the Energy Vision 2020 investments is reflected in the settlement, revenue associated with those investments placed into service after May 1, 2020 will be subject to a prudency review in a separate filing in 2021 to address the cost recovery. In October 2020, PacifiCorp filed a petition for rehearing and motion to amend the settlement stipulation to reflect an increase to net power costs. In the settlement, parties had agreed to offset any increase to net power costs in the October update with the power cost adjustment mechanism deferral account balance. The October update resulted in an increase greater than the balance in the deferral account. To maintain the intent of the settlement to update net power costs and decrease rates for customers, PacifiCorp and the parties to the settlement reached an agreement to reflect this difference in the deferral account for future ratemaking. In November 2020, PacifiCorp and parties filed joint testimony supporting the amended settlement. The settlement was approved by the WUTC in December 2020.

In December 2020, PacifiCorp submitted its 2020 decoupling filing with the WUTC for the twelve months ended June 30, 2020. In January 2021, the WUTC approved PacifiCorp's 2020 decoupling filing, which resulted in a $3 million surcharge to customers over two years effective February 1, 2021.

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

In March 2020, PacifiCorp filed a notice of intent to file a general rate case with the IPUC. However, in June 2020, PacifiCorp negotiated a settlement with parties that allowed PacifiCorp to avoid filing a general rate case in 2020. The parties will support PacifiCorp's proposal to defer the incremental depreciation expense from the 2018 depreciation study during 2021, request deferred accounting treatment for unrecovered investment and closure costs when Cholla Unit 4 is retired, use a portion of the deferred income tax benefits associated with 2017 Tax Reform to accelerate the depreciation of Cholla Unit 4 and offset future rate increases, and include the Pryor Mountain wind facility and the repowering of the Foote Creek I wind facility in the resource tracking mechanism. In return, PacifiCorp will delay filing a general rate case until 2021 with rates effective January 1, 2022. In July 2020, PacifiCorp filed a settlement stipulation allowing the delay of the general rate case and the related application for an accounting order. In December 2020, the IPUC issued an order approving the application and associated stipulation as filed.

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

In August 2020, PacifiCorp filed an application with the CPUC to address California energy costs and GHG Allowance costs. The application includes a $7 million, or 6.7% decrease in energy costs, which is largely attributed to PTCs for new and repowered Energy Vision 2020 resources, and an increase of $1 million, or 0.8%, to recover costs for purchasing GHG allowances as required by the state's Cap-and-Trade Program. If this application is approved, this would result in an overall decrease of $6 million, or 5.9% effective January 1, 2021.

MidAmerican Energy

COVID-19

In May 2020, the IUB issued an order authorizing MidAmerican Energy to use a regulatory asset account to record and track increased costs and other financial impacts associated with COVID-19. As of December 31, 2020, MidAmerican Energy has $2 million in a regulatory asset for certain uncollectible customer accounts. At such time as MidAmerican Energy deems appropriate, it may initiate a proceeding with the IUB to seek recovery of such costs and other financial impacts. MidAmerican Energy cannot predict at this time the amount of such financial impacts from COVID-19 or when it will seek recovery of such costs with the IUB.

Iowa Transmission Legislation

In June 2020, Iowa enacted legislation that grants incumbent electric transmission owners the right to construct, own and maintain electric transmission lines that have been approved for construction in a federally registered planning authority's transmission plan and that connect to the incumbent electric transmission owner's facility. Also known as the Right of First Refusal, the law ensures MidAmerican Energy, as an incumbent electric transmission owner, has the legal right to construct, own and maintain transmission lines that have been approved by the MISO (or another federally registered planning authority) in MidAmerican Energy's service territory. To exercise the legal right, MidAmerican Energy must notify the IUB within 90 days of any such approval for construction that it intends to construct, own and maintain the electric transmission line. The law still requires an incumbent electric transmission owner to obtain a state franchise from the IUB to construct, erect, maintain or operate an electric transmission line and, upon issuance of a franchise, the incumbent electric transmission owner provide the IUB an estimate of the cost to construct the electric transmission line and, until the construction is complete, a quarterly report updating the estimated cost to construct the electric transmission line. Legal challenges have been brought against similar laws in other states, but courts that have ruled on such cases have upheld the states' laws. In October 2020, a lawsuit challenging the law was filed in Iowa by national transmission interests. The suit raises issues specific to Iowa law, and the State of Iowa is defending the law in the suit.

Renewable Subscription Program

In December 2020, MidAmerican Energy filed with the IUB a proposed Renewable Subscription Program tariff. If approved, the program will provide qualified industrial customers with the opportunity to meet their future energy growth above baseline levels with renewable energy from specific MidAmerican Energy wind-powered generation additions and 100 MWs of planned solar generation for 20 years at fixed prices based on the cost of such facilities. Under the program, MidAmerican Energy would own the facilities, retain PTCs and other tax benefits associated with the facilities and include all revenues and costs from the program in its Iowa-jurisdictional results of operation, but renewable attributes from the project would be specifically assigned to subscribing customers. Approval by the IUB is pending.

    NV Energy (Nevada Power and Sierra Pacific)

        Regulatory Rate Reviews

In June 2019, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $5 million but requested an annual revenue reduction of $5 million. In September 2019, Sierra Pacific filed an all-party settlement for the electric regulatory rate review. The settlement resolves all cost of capital and revenue requirement issues and provides for an annual revenue reduction of $5 million and requires Sierra Pacific to share 50% of regulatory earnings above 9.7% with its customers. The rate design portion of the regulatory rate review was not a part of the settlement and a hearing on rate design was held in November 2019. In December 2019, the PUCN issued an order approving the stipulation but made some adjustments to the methodology for the weather normalization component of historical sales in rates, which resulted in an additional annual revenue reduction of $3 million. The new rates were effective January 1, 2020. In January 2020, Sierra Pacific filed a petition for rehearing challenging the PUCN's adjustments to the weather normalization methodology. In February 2020, the PUCN issued an order granting the petition for rehearing. In April 2020, the PUCN issued a final order approving a weather normalization methodology that changed the additional annual revenue reduction from $3 million to $2 million with an effective date of January 1, 2020. Customers billed under rates using the initial revenue reduction were issued credits in the fourth quarter of 2020.

In June 2020, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue reduction of $96 million but requested an annual revenue reduction of $120 million. In September 2020, Nevada Power filed an all-party settlement for the electric regulatory rate review. The settlement resolved all but one issue and provided for an annual revenue reduction of $93 million and required Nevada Power to issue a $120 million one-time bill credit, composed primarily of existing regulatory liabilities, to customers beginning in October 2020. The continuation of the earning sharing mechanism was the one issue that was not addressed in the settlement. In October 2020, the PUCN held a hearing on the continuation of the earning sharing mechanism and issued an interim order accepting the settlement and requiring the one-time bill credit be issued to customers. The $120 million one-time bill credit was issued to customers in the fourth quarter of 2020. In December 2020, the PUCN issued a final order directing Nevada Power to continue the earning sharing mechanism subject to any modifications made to the earning sharing mechanism pursuant to an alternative rate-making ruling and to use the weather normalization methodology adopted for Sierra Pacific in its 2019 regulatory rate review. The new rates were effective on January 1, 2021.

In June 2020, Sierra Pacific filed a petition with the PUCN, which was later changed to an application, to adjudicate and establish the cost recovery mechanism for the One Nevada Transmission Line ("ON Line") addressing the reallocated portion of the ON Line revenue requirement. This filing was made concurrent with the Nevada Power regulatory rate review application, which addresses the ON Line reallocated revenue requirement related to Nevada Power. In December 2020, the PUCN issued a final order deferring the ON Line reallocated revenue and regulatory amortization until Sierra Pacific's next regulatory rate review.
        2017 Tax Reform

In February 2018, the Nevada Utilities made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by the Nevada Utilities. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing the Nevada Utilities to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, the Nevada Utilities filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, the Nevada Utilities filed a petition for judicial review with the district court. The district court issued an order in March 2020 denying the petition and affirming the PUCN's order. In May 2020, the Nevada Utilities filed a notice of appeal to the Nevada Supreme Court of the district court's order. The Nevada Utilities have agreed to withdraw the notice of appeal as a part of the Nevada Power electric regulatory rate review settlement. In December 2020, the PUCN issued a final order accepting the settlement. In January 2021, the Nevada Utilities filed their withdrawal and the matter was dismissed by the court.

Price Stability Tariff

In November 2018, the Nevada Utilities made filings with the PUCN to implement the Customer Price Stability Tariff ("CPST"). The Nevada Utilities have designed the CPST to provide certain customers, namely those eligible to file an application pursuant to Chapter 704B of the Nevada Revised Statutes, with a market-based pricing option for renewable resources. The CPST provides for an energy rate that would replace the BTER and deferred energy accounting adjustment. The goal is to have an energy rate that yields an all-in effective rate that is competitive with market options available to such customers. In February 2019, the PUCN granted several intervenors the ability to participate in the proceeding. In June 2019, the Nevada Utilities withdrew their filings. In May 2020, the Nevada Utilities refiled the CPST incorporating the considerations raised by the PUCN and other intervenors and a hearing was held in September 2020. In November 2020, the PUCN issued an order approving the tariff with modified pricing and directing the Nevada Utilities to develop a methodology by which all eligible participants may have the opportunity to participate in the CPST program up to a limit with the same proportion of governmental entities' and non-governmental entities' MWh reserved for potentially interested customers as filed. In December 2020, the Nevada Utilities filed a petition for reconsideration of the pricing ordered by the PUCN.

Natural Disaster Protection Plan

The Nevada Utilities submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. In June 2020, a hearing was held and an order was issued in August 2020 that granted the joint application, made adjustments to the budget and approved the 2019 costs for recovery starting in October 2020. In October 2020, intervening parties filed petitions for reconsideration. The Bureau of Consumer Protection filed a petition for judicial review with the district court in November 2020. In December 2020, the PUCN issued a second modified final order approving the natural disaster protection plan, as modified, and reopened its investigation and rulemaking on SB 329 to address rate design issues raised by intervenors. The comment period for the reopened investigation and rulemaking ended in early February 2021 and the matter is ongoing.
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

Northern Powergrid Distribution Companies

GEMA, through the Ofgem, published its final determinations for the next set of price controls for transmission and gas distribution networks in Great Britain in December 2020. These determinations do not apply to Northern Powergrid but aspects of the proposals are capable of application to Northern Powergrid's next price control, ("ED2"), which will begin in April 2023.

Regarding allowed return on capital, Ofgem determined a cost of equity of 4.55% (plus inflation calculated using the United Kingdom's consumer prices index including owner occupiers' housing costs, CPIH). When placed on a comparable footing, by adjusting for differences in the assumed equity ratio and the measure of inflation used, the determination for transmission and gas distribution is approximately 200 basis points lower than the current cost of equity for electricity distribution.

In December 2020, in respect of electricity distribution, GEMA published its decision on the methodology it will use to set the ED2 price control and prices from April 2023 to March 2028. This confirmed that Ofgem will apply many aspects of the proposals from the transmission and gas distribution price controls to electricity distribution. It did not cover financial aspects, including the allowed return on capital, which will be covered by a separate decision in Q1 2021, with confirmation not expected until final determinations in late 2022.

BHE Pipeline Group

BHE GT&S

During 2018, BHE GT&S filed informational filings on FERC Form No. 501-G for EGTS and Carolina Gas. FERC terminated those proceedings without additional action. Also in 2018, BHE GT&S requested a waiver from filing the FERC Form No. 501-G filing requirement for Cove Point. The waiver request was granted.

In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service of approximately $182 million. In February 2020, the FERC approved suspending the changes in rates for five months following the proposed effective date, until August 1, 2020, subject to refund. In November 2020, Cove Point reached an agreement in principle with the active participants in the general rate case proceeding. Under the terms of the agreement in principle, Cove Point's rates effective August 1, 2020 result in an increase to annual revenues of approximately $4 million and a decrease in annual depreciation expense of approximately $1 million, compared to the rates in effect prior to August 1, 2020. The interim settlement rates were implemented November 1, 2020, and Cove Point's provision for rate refunds for August 2020 through October 2020 totaled $7 million. The agreement in principle was reflected in a stipulation and agreement filed with the FERC in January 2021, which is subject to final approval by the FERC.

        Northern Natural Gas

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

    BHE Transmission

        AltaLink

Rate Relief Application

In January 2021, driven by the pandemic and economic shutdown that has negatively impacted all Albertans, AltaLink filed an application with the AUC that requested approval of tariff relief measures totaling C$350 million over the three-year period, 2021 to 2023. The tariff relief measures consist of a proposed refund to customers of C$150 million of previously collected future income taxes and C$200 million of surplus accumulated depreciation. The future income tax refund will be evenly distributed over the two-year period, 2021 to 2022, with C$75 million included in each year. The accumulated depreciation surplus will be refunded over the three-year period, 2021 to 2023, with C$60 million included in 2021 and 2022, and C$80 million in 2023. If approved by the AUC, these tariff relief measures will save customers an estimated C$317 million over the three-year period, 2021 to 2023.

General Tariff Application

In August 2018, AltaLink filed its 2019-2021 GTA with the AUC, delivering on the first three years of its commitment to keep rates lower or flat at the approved 2018 revenue requirement of C$904 million for customers for the next five years. In addition, AltaLink proposed to provide a further tariff reduction over the three year period by refunding previously collected accumulated depreciation surplus of an additional C$31 million. In April 2019, AltaLink filed an update to its 2019-2021 GTA primarily to reflect its 2018 actual results and the impact of the AUC's decision on AltaLink's 2014-2015 Deferral Accounts Reconciliation Application. The application requested the approval of revised revenue requirements of C$879 million, C$882 million and C$885 million for 2019, 2020 and 2021, respectively.

In July 2019, AltaLink filed a 2019-2021 partial negotiated settlement application with the AUC. The application consisted of negotiated reductions that resulted in a net decrease of C$38 million to the three year total revenue requirement applied for in AltaLink's 2019-2021 GTA updated in April 2019. However, this was offset by AltaLink's request for an additional C$20 million of forecast transmission line clearance capital as part of an excluded matter. The 2019-2021 negotiated settlement agreement excluded certain matters related to the new salvage study and salvage recovery approach, additional capital spending and incremental asset retirements. AltaLink's salvage proposal is estimated to save customers C$267 million between 2019 and 2023. Excluded matters were examined by the AUC in a hearing held in November 2019, with written arguments filed in January 2020.

In October 2019, AltaLink filed a letter with the AUC to request the continuation of the monthly interim refundable transmission tariff effective January 1, 2020, until a final tariff is approved. In October 2019, the AUC confirmed the interim refundable transmission tariff at C$74 million per month, until otherwise directed by the AUC.

In April 2020, the AUC issued its decision with respect to AltaLink's 2019-2021 GTA. The AUC approved the negotiated settlement agreement as filed and rendered its decision and directions on the excluded matters. The AUC declined to approve AltaLink's proposed salvage methodology at that time, but indicated it would initiate a generic proceeding to review the matter on an industry-wide basis. The AUC approved, on a placeholder basis, C$13 million of the additional C$20 million AltaLink requested for forecast transmission line clearance capital. The remaining C$7 million of capital investment was reviewed in AltaLink's subsequent compliance filing. Also, C$3 million of forecast operating expenses and C$4 million of forecast capital expenditures related to fire risk mitigation were approved, with an additional C$31 million of capital expenditures reviewed in the compliance filing. Finally, the AUC approved C$6 million of retirements for towers and fixtures.

In July 2020, the AUC approved AltaLink's compliance filing establishing revised revenue requirements of C$895 million for 2019, C$894 million for 2020 and C$898 million for 2021, exclusive of the assets transferred to the PiikaniLink Limited Partnership and the KainaiLink Limited Partnership. The AUC also approved a revised monthly tariff of C$71 million for September 2020 to December 2020 and a monthly tariff of C$74 million for 2021. The 2021 revenue requirement is based on 8.5% return on equity and 37% deemed equity set by the AUC as placeholders.

The AUC deferred its decision on AltaLink's proposed salvage methodology included in AltaLink's 2019-2021 GTA, pending a generic proceeding to consider the broader implications. This generic proceeding was closed and in July 2020, AltaLink filed an application with the AUC for the review and variance of the AUC's decision with respect to AltaLink's proposed salvage methodology. In September 2020, the AUC granted this review on the basis that there were changed circumstances that could lead the AUC to materially vary or rescind the majority hearing panel's findings on AltaLink's proposed salvage methodology. In October 2020, AltaLink filed responses to information requests from the AUC, written argument was filed by intervening parties and written reply argument was filed by AltaLink. In November 2020, the AUC issued its decision on AltaLink's review and variance application. The AUC decided to vary the original decision and approve AltaLink's proposed net salvage method and the revised transmission tariffs as filed, effective December 2020. The new salvage methodology will decrease the amount of salvage pre-collection resulting in reductions to AltaLink's revenue requirement from customers by C$24 million, C$27 million and C$31 million for the years 2019, 2020 and 2021, respectively. AltaLink delivered on the first three years of its commitment to customers to keep rates flat for five years by obtaining the necessary AUC approvals. AltaLink's approved 2019-2021 GTA maintains customer rates below the 2018 level of C$904 million from 2019 to 2021.

2022 Generic Cost of Capital Proceeding

In December 2020, the AUC initiated the 2022 generic cost of capital proceeding. This proceeding will consider the return on equity and deemed equity ratios for 2022 and one or more additional test years. Due to the existing uncertainty as a result of the ongoing COVID-19 pandemic, before establishing a process schedule, the commission has requested participants to submit comments that address the following: (i) the continuation of the currently approved return on equity and deemed equity ratios for a further period of time; (ii) the appropriate test period for the proceeding; (iii) the scope of the proceeding, including whether a formula-based approach to return on equity should be utilized; (iv) the considerations to take into account when establishing the process for the proceeding; and (v) the avoidance of duplicative evidence and greater coordination and collaboration between parties.

In January 2021, AltaLink submitted a letter to the AUC stating that due to ongoing capital market volatility and other COVID-19 related uncertainties there are reasonable grounds for extending the currently approved 2021 return on equity and deemed equity ratio on a final basis for 2022. AltaLink further stated there is insufficient time to complete a full generic cost of capital proceeding in 2021, in order to issue a decision prior to the beginning of 2022 and a formula-based approach should not be considered at this time. AltaLink suggested that a proceeding could be restarted in the third quarter of 2021, for 2023 and subsequent years.

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

In January 2020, AltaLink filed company and expert evidence, recommending a range of 8.75% to 10.5% return on equity, on a recommended equity ratio of 40% for 2021 and 2022. The Consumers' Coalition of Alberta, the Utilities Consumer Advocate and the City of Calgary filed intervenor evidence recommending a range of 5.0% to 6.9% return on equity and an AltaLink common equity ratio of 35% to 37% for 2021 and 2022.

In March 2020, as a result of COVID-19, the AUC suspended the proceeding for an indefinite period. This decision was subject to review and reassessment by the AUC every 30 to 60 days. In May 2020, the AUC proposed a method to determine fair cost of capital parameters for 2021 given the circumstances presented by the COVID-19 pandemic. The AUC outlined four options for utilities and interested parties to consider and subsequently added a fifth option that set the 2021 return on equity at 8.3% as a balance between certainty and economic conditions.

In July 2020, AltaLink requested that the AUC continue to hold the proceeding in abeyance and revisit the issue in another 30 to 60 days. AltaLink also requested that if the AUC determined the proceeding should resume, the AUC should set a date for the filing of evidence by all parties in the first quarter of 2021 and that the proceeding should address return on equity for 2021 and 2022 only.

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

2014-2015 Deferral Accounts Reconciliation Application

In December 2018 and January 2019, the AUC issued decisions approving C$3,833 million out of the C$4,017 million capital project additions included in the application. Project costs of C$155 million were deferred to a future hearing. The AUC disallowed capital additions of approximately C$29 million including applicable AFUDC, pending receipt of additional supporting documentation for certain items.

AltaLink filed compliance filings in February and September 2019 reflecting the AUC's directives, and AUC approval was received in November 2019. However, the AUC had previously ruled that it would put in placeholder amounts for the approved costs of the assets in the 2014-2015 Deferral Accounts Reconciliation Application proceeding until the AUC-initiated proceeding to consider the issue of transmission asset utilization.

In January 2021, the AUC approved the placeholder amounts as final, noting that the transmission asset utilization proceeding was not initiated and the AUC has no immediate plans to do so.

2016-2018 Deferral Accounts Reconciliation Application

In July 2019, AltaLink filed its 2016-2018 Deferral Accounts Reconciliation Application with the AUC. The application included 116 projects with total gross capital additions, including AFUDC, of C$976 million. In December 2019, the AUC announced a series of technical meetings to address AltaLink's responses to certain information requests.

In March 2020, the AUC issued a letter indicating that it would provide further process steps after AltaLink submitted its remaining responses to information requests and the Consumers' Coalition of Alberta filed its intervener evidence. In May 2020, AltaLink provided additional responses to information requests as directed by the AUC. In accordance with the AUC's revised process schedule, the Consumers' Coalition of Alberta filed its intervener evidence in June 2020, and AltaLink subsequently filed information requests on the intervener evidence in June 2020 and filed its rebuttal evidence in July 2020.

In August 2020, the AUC determined that a hearing was not required and issued a proceeding schedule to provide for argument, reply argument and the close of record by September 2020. In September 2020, AltaLink and interveners filed written argument and reply argument.

In December 2020, the AUC issued its decision approving C$941 million out of the C$947 million capital project additions included in the application. The AUC disallowed capital additions of approximately C$6 million. As part of this proceeding, the AUC also approved the following: AltaLink's deferral accounts for taxes other than income taxes, long-term debt, and annual structure payments; placeholder treatment for project trailing costs associated with two ongoing disputes; and canceled project costs incurred in 2017 and 2018. AltaLink filed compliance filings in January 2021 reflecting the AUC's directives.

2019 Deferral Accounts Reconciliation Application

In October 2020, AltaLink filed its application with the AUC, which includes ten projects with total gross capital additions of C$129 million, including applicable AFUDC. In December 2020, AltaLink provided responses to AUC information requests, interveners filed written arguments and AltaLink filed reply arguments.

Alberta Electric System Operator Tariff Decision

In September 2019, the AUC issued its decision with respect to the 2018 AESO tariff. As part of this decision, the AUC approved AltaLink's proposal to refund contributions made by distribution facility owners relative to transmission projects built and owned by transmission facility owners. The proposal would benefit distribution customers by flowing through the lower cost of capital of the transmission facility owner rather than the higher cost of capital of the distribution facility owner. As directed by the AUC, AltaLink would pay FortisAlberta the unamortized contribution balance of approximately C$375 million as of December 2017 and add the amount to AltaLink's rate base if the decision was upheld. The AUC directed the AESO to consult with AltaLink to provide a joint proposal to implement AltaLink's contribution proposal effective in January 2018. In September 2019, FortisAlberta filed a review and variance application with the AUC requesting the AUC re-evaluate its findings with respect to AltaLink's customer contribution proposal relative to distribution facility owners. In October 2019, the AUC granted FortisAlberta's request to proceed to a review and variance with the record closed in November 2019 after submissions from FortisAlberta, AltaLink, and other interested parties. FortisAlberta also filed for permission to appeal the decision with the Court of Appeal, which would not be heard until after the AUC's review proceeding.

In December 2019, the AUC reopened the record of the review and variance proceeding and, in January 2020, issued specific information requests to FortisAlberta and AltaLink to clarify the evidence previously filed. AltaLink and FortisAlberta filed responses to the AUC information requests in January 2020. In February 2020, FortisAlberta filed a motion with the AUC requesting the appointment of a review panel to convene an oral hearing.

In March 2020, as a result of COVID-19, the AUC advised that it would be immediately deferring all public hearings, consultations or information sessions until further notice and requested FortisAlberta to advise the AUC whether it wished to amend its motion. In April 2020, FortisAlberta filed its response requesting an oral hearing, to commence in 105 days.

In May 2020, the AUC denied FortisAlberta's request for an oral hearing but requested expert tax evidence on three areas of disagreement between AltaLink and FortisAlberta. AltaLink and FortisAlberta filed expert evidence in July 2020. The AUC set a further process of information requests and responses and written submissions, which were scheduled to be completed in September 2020.

In September 2020, AltaLink and FortisAlberta filed a written argument and a reply argument. In November 2020, the AUC issued its decision with respect to FortisAlberta's review and variance proceeding. In its decision, the AUC rescinded its earlier findings from the original September 2019 decision which (i) directed FortisAlberta to transfer the unamortized contribution balance of approximately C$375 million to AltaLink and (ii) ruled the new contribution policy proposed by AltaLink be applied. The AUC's decision was based on two main areas: (i) if the original decision was confirmed, FortisAlberta would incur incremental income tax, carrying costs and debt restructuring costs of at least C$117 million that would be required to be recovered from ratepayers and (ii) the AUC determined that a majority of the approximately C$40 million in savings to ratepayers, which the hearing panel relied on as the basis for their original decision, could be achieved by directing FortisAlberta to adjust the applicable amortization rate for its AESO contributions to match the service lives of the transmission assets.

In November 2020, the AUC initiated a separate proceeding to (i) examine the legal basis of the current AESO customer contribution policy as it pertains to all transmission facility owners and distribution facility owners, (ii) consider whether there is a need for a new policy, including consideration of AltaLink's proposed policy and (iii) if approved, set the date on which any new policy would commence.

In December 2020, AltaLink filed its submissions in this proceeding, stating that the current customer contribution policy is contrary to business principles as it allows a distribution facility owner to earn a return on assets that are owned, operated and maintained by a transmission facility owner who has all the risk of ownership and is also contrary to the legislative scheme in Alberta, which delineates the ownership of transmission and distribution assets. AltaLink also stated it disagrees with the AUC's decision and it intends to file an appeal.

In December 2020, AltaLink filed its application for permission to appeal the AUC's review and variance decision with the Court of Appeal. The permission to appeal application is scheduled to be heard in May 2021.

    BHE U.S. Transmission

A significant portion of ETT's revenues are based on interim rate changes that can be filed twice annually and are subject to review and possible true-up in the next filed base regulatory rate review scheduled for no later than February 1, 2023. In January 2021, the Public Utilities Commission of Texas ("PUCT") approved ETT's request to suspend a base regulatory rate review filing scheduled for February 2021. Results of a base regulatory rate review would be prospective except for any deemed disallowance by the PUCT of the transmission investment since the initial base regulatory rate review in 2007. In June 2018, the PUCT approved ETT's application to reduce its transmission revenue by $28 million to reflect the lower federal income tax rate due to 2017 Tax Reform with the amortization of excess accumulated deferred federal income taxes expected to be addressed in the next base rate case.

ENVIRONMENTAL LAWS AND REGULATIONS

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. The Company has cumulative investments in wind, solar, geothermal and biomass generating facilities of approximately $34 billion and plans to spend an additional $3 billion on the construction of wind-powered generating facilities, repowering certain existing wind-powered generating facilities and funding of wind tax equity investments through 2021. Refer to "Liquidity and Capital Resources" of each respective Registrant in Item 7 of this Form 10-K for discussion of each Registrant's renewable generation-related capital expenditures.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce GHG emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global GHG emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. On June 1, 2017, President Trump announced the United States would begin the process of withdrawing from the Paris Agreement. The United States completed its withdrawal from the Paris Agreement on November 4, 2020. President Biden accepted the terms of the climate agreement January 20, 2021, and the United States completed its reentry February 19, 2021.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards were appealed to the D.C. Circuit and oral argument was scheduled for April 17, 2017. However, oral argument was deferred and the court held the case in abeyance for an indefinite period of time. On December 6, 2018, the EPA announced revisions to new source performance standards for new and reconstructed coal-fueled units. EPA proposes to revise carbon dioxide emission limits for new coal-fueled facilities to 1,900 pounds per MWh for small units and 2,000 pounds per MWh for large units. The EPA would define the best system of emission reduction for new and modified units as the most efficient demonstrated steam cycle, combined with best operating practices. On January 12, 2021, EPA finalized a rule focused solely on a significant contribution finding for purposes of regulating source categories' GHG emissions. The final rule sets no specific regulatory standards and contains no regulatory text, nor does it address what constitutes the best system of emission reduction for new, modified and reconstructed electric generating units. EPA confirms in the "significant contribution" rule that electric generating units remain a listed source category under Clean Air Act Section 111(b), reaching that conclusion through the introduction of an emissions threshold framework by which a source category is deemed to contribute significantly to dangerous air pollution due to their GHG emissions if the amount of those emissions exceeds 3% of total GHG emissions in the United States. Under this methodology, no other source category would qualify for regulation. The significant contribution rule will take effect 60 days after publication in the Federal Register but is expected to be quickly revisited by the Biden administration. Because the significant contribution rule did not alter the emission limits or technology requirements of the 2015 rule, any new fossil-fueled generating facilities will be required to meet the GHG new source performance standards.

    Affordable Clean Energy Rule

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "Best System of Emission Reduction." In August 2015, the final Clean Power Plan was released, which established the Best System of Emission Reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The Clean Power Plan was stayed by the United States Supreme Court in February 2016 while litigation proceeded. On October 10, 2017, the EPA issued a proposal to repeal the Clean Power Plan, which was intended to achieve an overall reduction in carbon dioxide emissions from existing fossil-fueled electric generating units of 32% below 2005 levels. On June 19, 2019, the EPA repealed the Clean Power Plan and issued the Affordable Clean Energy rule, which fully replaced the Clean Power Plan. In the Affordable Clean Energy rule, the EPA determined that the best system of emissions reduction for existing coal-fueled power plants is limited to actions that can be taken at a point source facility, specifically heat rate improvements and identified a set of candidate technologies and measures that could improve heat rates. Measures taken to meet the standards of performance must be achieved at the source itself. States have until July 2022 to submit compliance plans to the EPA. The Affordable Clean Energy rule was challenged by environmental and health groups in the D.C. Circuit. On January 19, 2021, the D.C. Circuit vacated and remanded the Affordable Clean Energy rule to the EPA, finding that the rule "rested critically on a mistaken reading of the Clean Air Act" that limited the best system of emission reduction to actions taken at a facility. Until the EPA indicates its course of action in response to this decision, the full impacts on the Registrants cannot be determined. PacifiCorp, MidAmerican Energy, Nevada Power and Sierra Pacific have historically pursued cost-effective projects, including plant efficiency improvements, increased diversification of their generating fleets to include deployment of renewable and lower carbon generating resources, and advanced customer energy efficiency programs.

New Source Performance Standards for Methane Emissions

In August 2020, the EPA finalized regulations to rescind standards for methane emissions from the oil and gas sector. The changes eliminate requirements to regulate methane emissions from the production, processing, transmission and storage of oil and gas. The rule was immediately challenged by environmental and tribal groups, as well as numerous states. In January 2021, the D.C. Circuit lifted an administrative stay and allowed the rule to take effect, finding that groups challenging the rule had not met the standard for a long-term stay. Until such time as litigation is exhausted, the relevant Registrants cannot determine whether additional action may be required.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact the relevant Registrant, and include:

•In June 2013, Nevada Senate Bill 123 ("SB 123") was signed into law. Among other things, SB 123 and regulations thereunder required Nevada Power to file with the PUCN an emission reduction and capacity replacement plan by May 1, 2014. In May 2014, Nevada Power filed its emissions reduction capacity replacement plan. The plan provided for the retirement or elimination of 300 MWs of coal-fueled generating capacity by December 31, 2014, another 250 MWs of coal-fueled generating capacity by December 31, 2017, and another 250 MWs of coal generating capacity by December 31, 2019, along with replacement of such capacity with a mixture of constructed, acquired or contracted renewable and non-technology specific generating units. The plan also sets forth the expected timeline and costs associated with decommissioning coal-fueled generating units that will be retired or eliminated pursuant to the plan. The PUCN has the authority to approve or modify the emission reduction and capacity replacement plan filed by Nevada Power. The PUCN may approve variations to Nevada Power's resource plans relative to requirements under SB 123. Refer to Nevada Power's Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the ERCR Plan.

•Under the authority of California's Global Warming Solutions Act, which includes a series of policies aimed at returning California GHG emissions to 1990 levels by 2020, the California Air Resources Board adopted a GHG cap-and-trade program with an effective date of January 1, 2012; compliance obligations were imposed on entities beginning in 2013. PacifiCorp is subject to the cap-and-trade program as a retail service provider in California and an importer of wholesale energy into California. In 2015, Governor Jerry Brown issued an executive order to reduce emissions to 40% below 1990 levels by 2030 and 80% by 2050. In September 2016, California Senate Bill 32 was signed into law establishing GHG emissions reduction targets of 40% below 1990 levels by 2030.

•The states of California, Washington and Oregon have adopted GHG emissions performance standards for base load electricity generating resources. Under the laws in California and Oregon, the emissions performance standards provide that emissions must not exceed 1,100 pounds of carbon dioxide per MWh. In September 2018, the Washington Department of Commerce amended the emissions performance standards to provide that GHG emissions for base load electricity generating resources must not exceed 925 pounds of carbon dioxide per MWh. These GHG emissions performance standards generally prohibit electric utilities from entering into long-term financial commitments (e.g., new ownership investments, upgrades, or new or renewed contracts with a term of five or more years) unless any base load generation supplied under long-term financial commitments comply with the GHG emissions performance standards.

•In September 2016, the Washington State Department of Ecology issued a final rule regulating GHG emissions from sources in Washington. The rule regulates GHG including carbon dioxide, methane, nitrous oxide, hydrofluorocarbons, perfluorocarbons and sulfur hexafluoride beginning in 2017 with three-year compliance periods thereafter (i.e., 2017-2019, 2020-2022, etc.). Under the rule, the Washington State Department of Ecology established GHG emissions reduction pathways for all covered entities. Covered entities may use emission reduction units, which may be traded with other covered entities, to meet their compliance requirements. PacifiCorp's resources that are covered under the rule include the Chehalis generating facility, which is a natural gas combined-cycle plant located in Washington state. PacifiCorp received its baseline emission order on December 17, 2017, which specified the emission reduction requirements for the Chehalis generating facility every three years beginning in 2017. The reduction requirements average 1.7% per year. However, the Washington State Department of Ecology suspended the compliance obligations of the Clean Air Rule after a Thurston County Superior Court judge ruled the state lacks authority to mandate reductions from indirect emitters. On January 16, 2020, the Washington Supreme Court affirmed that the rule limits the applicability of emission standards to actual emitters and cannot be expanded to non-emitters. The court also found that the rule itself is severable, so that the Washington State Department of Ecology may continue to enforce the rule as it applies to emitters. The case was remanded for further proceedings. Pending further action by the lower court, the rule itself remains suspended, but entities subject to the rule are required to continue reporting emissions.

•The Regional Greenhouse Gas Initiative, a mandatory, market-based effort to cap and reduce power sector GHG emissions in eleven Eastern states, required, beginning in 2009, the reduction of carbon dioxide emissions from the power sector of 10% by 2018. Following a program review in 2012, the nine Regional Greenhouse Gas Initiative states implemented a new 2014 cap which was approximately 45% lower than the 2012-2013 cap. The cap is reduced each year by 2.5% from 2015 to 2020. In December 2017, an updated model rule was released by the Regional Greenhouse Gas Initiative states which includes an additional 30% regional cap reduction between 2020 and 2030.

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

Since 1997, NV Energy has been required to comply with a RPS. In November 2020, Nevada voters approved a constitution amendment that requires the state to get at least half its electricity from renewable sources by 2030. Beginning in 2022, the state must get 22% of its electricity from renewable sources. That percentage is increased incrementally over eight years up to the 50% threshold by 2030. The state's previous RPS required utilities to get 25% of their electricity from renewable sources by 2025.

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

The Oregon Renewable Energy Act ("OREA") provides a comprehensive renewable energy policy and RPS for Oregon. Subject to certain exemptions and cost limitations established in the law, PacifiCorp and other qualifying electric utilities must meet minimum qualifying electricity requirements for electricity sold to retail customers of at least 5% in 2011 through 2014, 15% in 2015 through 2019, and 20% in 2020 through 2024. In March 2016, Oregon Senate Bill 1547-B ("SB 1547-B"), the Clean Electricity and Coal Transition Plan, was signed into law. SB 1547-B requires coal-fueled resources be eliminated from Oregon's allocation of electricity by January 1, 2030 and increases the current RPS target from 25% in 2025 to 50% by 2040. SB 1547-B also implements new REC banking provisions, as well as the following interim RPS targets: 27% in 2025 through 2029, 35% in 2030 through 2034, 45% in 2035 through 2039, and 50% by 2040 and subsequent years. As required by the OREA, the OPUC has approved an automatic adjustment clause to allow an electric utility, including PacifiCorp, to recover prudently incurred costs of its investments in renewable energy generating facilities and associated transmission costs.

Washington's Energy Independence Act establishes a renewable energy target for qualifying electric utilities, including PacifiCorp. The requirements are 3% of retail sales by January 1, 2012 through 2015, 9% of retail sales by January 1, 2016 through 2019 and 15% of retail sales by January 1, 2020 and each year thereafter. In April 2013, Washington State Senate Bill 5400 ("SB 5400") was signed into law. SB 5400 expands the geographic area in which eligible renewable resources may be located to beyond the Pacific Northwest, allowing renewable resources located in all states served by PacifiCorp to qualify. SB 5400 also provides PacifiCorp with additional flexibility and options to meet Washington's renewable mandates. In May 2019, the state of Washington enacted Senate Bill 5116, the Clean Energy Transformation Act. The legislation, among other things, requires Washington utilities to be carbon neutral by January 1, 2030 and institutes a planning target of 100% non-emitting generation by 2045. Electric utilities must also eliminate from rates coal-fueled resources by December 31, 2025.

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

On June 4, 2018, EPA published final designations for much of the United States. Relevant to the Registrants, these designations include classifying Yuma County, Arizona; Clark County, Nevada; and the Northern Wasatch Front, Southern Wasatch Front and Duchesne and Uintah counties in Utah as nonattainment-marginal with the 2015 ozone standard. These areas will be required to meet the 2015 standard three years from the August 3, 2018, effective date. All other areas relevant to the Registrants were designated attainment/unclassifiable with this same action. On January 29, 2021, the D.C. Circuit vacated several provisions of the 2018 implementing rules for the 2015 ozone standards for contravening the Clean Air Act. Until the EPA takes final action consistent with this ruling, impacts to the relevant Registrants cannot be determined.

In January 2010, the EPA finalized a one-hour air quality standard for nitrogen dioxide at 100 parts per billion. In February 2012, the EPA published final designations indicating that based on air quality monitoring data, all areas of the country are designated as "unclassifiable/attainment" for the 2010 nitrogen dioxide NAAQS. On April 6, 2018, EPA issued a decision to retain the 2010 nitrogen dioxide NAAQS without revision.

In June 2010, the EPA finalized a new NAAQS for SO2. Under the 2010 rule, areas must meet a one-hour standard of 75 parts per billion utilizing a three-year average. The rule utilizes source modeling in addition to the installation of ambient monitors where SO2 emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013 and determined, at that date, that a portion of Muscatine County, Iowa was in nonattainment for the one-hour SO2 standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations, and that in a subsequent round of designations, the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility. Although the EPA's July 2013 designations did not impact PacifiCorp's nor the Nevada Utilities' generating facilities, the EPA's assessment of SO2 area designations will continue with the deployment of additional SO2 monitoring networks across the country. On February 25, 2019, EPA issued a decision to retain the 2010 SO2 NAAQS without revision.

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour SO2 standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2010 SO2 standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons of SO2 and had an emission rate of at least 0.45 lbs/SO2 per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of SO2 and having an emission rate of at least 0.45 lbs/SO2 per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations. Iowa submitted documentation to the EPA in April 2016 supporting its recommendation that Des Moines, Wapello and Woodbury Counties be designated as being in attainment of the standard. In July 2016, the EPA's final designations were published in the Federal Register indicating portions of Muscatine County, Iowa were in nonattainment with the 2010 SO2 standard, Woodbury County, Iowa was unclassifiable, and Des Moines and Wapello Counties were unclassifiable/attainment.

In December 2012, the EPA finalized more stringent fine particulate matter NAAQS, reducing the annual standard from 15 micrograms per cubic meter to 12 micrograms per cubic meter and retaining the 24-hour standard at 35 micrograms per cubic meter. The EPA did not set a separate secondary visibility standard, choosing to rely on the existing secondary 24-hour standard to protect against visibility impairment. In December 2014, the EPA issued final area designations for the 2012 fine particulate matter standard. Based on these designations, the areas in which the relevant Registrant operates generating facilities have been classified as "unclassifiable/attainment." Unless additional monitoring suggests otherwise, the relevant Registrant does not anticipate that any impacts of the revised standard will be significant. In December 2020, the EPA finalized its decision to retain, without revision, the existing primary and secondary standards for particulate matter. In June 2020, the EPA proposed a determination of attainment for the 2006 24-hour fine particulate matter for Salt Lake City and Provo serious nonattainment areas. The determination is based upon quality-assured, quality controlled and certified ambient air monitoring data showing that the area has attained the 2006 standard based on the 2017-2019 monitoring. The comment period for the proposal ended in August 2020. Until the rule is finalized, the relevant Registrants cannot determine the impact on their operations.

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

Mercury and Air Toxics Standards

In March 2011, the EPA proposed a rule that requires coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards. The final MATS became effective on April 16, 2012 and required that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources were required to comply with the new standards by April 16, 2015 with the potential for individual sources to obtain an extension of up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. The relevant Registrants have completed emission reduction projects to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants.

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

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of NOx and SO2, precursors of ozone and particulate matter, from down-wind sources in the eastern United States, including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. After numerous appeals, the CSAPR was promulgated to address interstate transport of SO2 and NOx emissions in 27 eastern and Midwestern states.

The first phase of the rule was implemented January 1, 2015. In November 2015, the EPA released a proposed rule that would further reduce NOx emissions in 2017. The final "CSAPR Update Rule" was published in the Federal Register in October 2016 and required additional reductions in NOx emissions beginning in May 2017. On December 6, 2018, EPA finalized a rule to close out the CSAPR, having determined that the CSAPR Update for the 2008 ozone NAAQS fully addressed Clean Air Act interstate transport obligations of 20 eastern states. EPA determined that 2023 is an appropriate future analytic year to evaluate remaining good neighbor obligations and that there will be no remaining nonattainment or maintenance receptors with respect to the 2008 ozone NAAQS in the eastern United States in that year. Accordingly, the 20 CSAPR Update-affected states would not contribute significantly to nonattainment in, or interfere with maintenance of, any other state with regard to the 2008 ozone NAAQS. Both the CSAPR Update and the CSAPR Close-Out rules were challenged in the D.C. Circuit Court. The D.C. Circuit ruled September 13, 2019, that because the EPA allowed upwind States to continue to significantly contribute to downwind air quality problems beyond statutory deadlines, the CSAPR Update Rule provided only a partial remedy that did not fully address interstate ozone transport, and remanded the CSAPR Update Rule back to the EPA. The D.C. Circuit Court issued an opinion October 1, 2019, finding that because the CSAPR Close-Out Rule relied on the same faulty reasoning as the CSAPR Update rule, the CSAPR Close-Out Rule must be vacated. On October 15, 2020, the EPA proposed to tighten caps on emissions of NOx from power plants in 12 states in the CSAPR trading program in response to the D.C. Circuit's decision to vacate the CSAPR Update rule. The rule is intended to fully resolve 21 upwind states' remaining good neighbor obligations under the 2008 ozone NAAQS. Additional emissions reductions are required at power plants in 12 states, including Illinois; the EPA predicts that emissions from the remaining nine states, including Iowa and Texas, will not significantly contribute to downwind states' ability to attain or maintain the ozone standard. The EPA accepted comment on the proposal through December 15, 2020. Until the rule is finalized, the relevant Registrants cannot determine the impact on their operations.

The CSAPR provisions are not anticipated to have a material impact on the Registrants. MidAmerican Energy operates natural gas-fueled generating facilities in Iowa and BHE Renewables operates natural gas-fueled generating facilities in Texas, Illinois and New York, which are subject to the CSAPR. MidAmerican Energy has installed emissions controls at its coal-fueled generating facilities to comply with the CSAPR and may purchase emissions allowances to meet a portion of its compliance obligations. The cost of these allowances is subject to market conditions at the time of purchase and historically has not been material. MidAmerican Energy believes that the controls installed to date are consistent with the reductions to be achieved from implementation of the rule. None of PacifiCorp's, Nevada Power's or Sierra Pacific's generating facilities are subject to the CSAPR. However, in a Notice of Data Availability published in the January 6, 2017, Federal Register, the EPA provided preliminary estimates of which upwind states may have linkages to downwind states experiencing ozone levels at or exceeding the 2015 ozone NAAQS of 70 parts per billion, and, using similar methodology to that in the CSAPR, indicated that Utah and Wyoming could have an obligation under the "good neighbor" provisions of the Clean Air Act to reduce NOx emissions. Until such time as a rule is finalized, the relevant Registrants cannot determine whether additional action may be required.

Regional Haze

The EPA's Regional Haze Rule, finalized in 1999, requires states to develop and implement plans to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Utah, Wyoming, Arizona and Colorado and certain of Nevada Power's and Sierra Pacific's fossil-fueled generating facilities are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to BART requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit Court of Appeals ("Tenth Circuit") asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions ("CAMX") dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon plant enforceable under the SIP and removes the requirement to install SCR technology on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon plant federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington plants. The proposed approval withdraws the FIP requirements to install SCR on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington plants. The Utah Regional Haze SIP Alternative took effect December 28, 2020. On January 11, 2021, the Tenth Circuit dismissed the Utah regional haze petitions on the basis of the final rule approved Utah's revised SIP and withdrawing the EPA's FIP. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the NOx and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the NOx and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The EPA, U.S. Department of Justice, state of Wyoming and PacifiCorp executed a settlement agreement December 16, 2020, removing the requirement to install SCR in lieu of monthly and annual NOx emissions limits. The settlement agreement is subject to a comment period which runs through March 5, 2021. Litigation in the Tenth Circuit remains stayed pending finalization of the settlement agreement. In June 2014, the Wyoming Department of Environmental Quality issued a revised BART permit allowing Naughton Unit 3 to operate on coal through 2017 and providing for natural gas conversion of the unit in 2018. In 2017, the department approved an extension of the compliance date for Naughton Unit 3 to align with the requirements of the Wyoming SIP extending the requirement to cease coal firing to no later than January 30, 2019. The EPA issued final approval of the Wyoming SIP, including the Naughton Unit 3 gas conversion on March 21, 2019. PacifiCorp removed the unit from coal-fueled service on January 30, 2019, and its 2019 IRP Action Plan incorporates completion of the gas conversion, including all required regulatory notices and filings, by the end of 2020. On February 5, 2019, PacifiCorp submitted a reasonable progress reassessment permit application and reasonable progress determination for Jim Bridger Units 1 and 2, seeking a rescission of the December 2017 permit requiring the installation of SCR, to be replaced with permit imposing plant-wide emission limits to achieve better modeled visibility, fewer overall environmental impacts and lower costs of compliance. In May 2020, the Wyoming Air Quality Division issued a permit approving PacifiCorp's monthly and annual NOx and SO2 emission limits on the four Jim Bridger units and submitted a regional haze SIP revision to the EPA. The revised SIP grants approval of PacifiCorp's Jim Bridger reasonable progress reassessment application and incorporates PacifiCorp's proposed emission limits in lieu of the requirement to install SCR systems on Jim Bridger Units 1 and 2. The EPA is reviewing the SIP revisions.

The state of Arizona issued a regional haze SIP requiring, among other things, the installation of SO2, NOx and particulate matter controls on Cholla Unit 4. The EPA approved in part, and disapproved in part, the Arizona SIP and issued a FIP for the disapproved portions requiring SCR controls on Cholla Unit 4. PacifiCorp filed an appeal in the United States Court of Appeals for the Ninth Circuit ("Ninth Circuit") regarding the FIP as it relates to Cholla Unit 4, and the Arizona Department of Environmental Quality and other affected Arizona utilities filed separate appeals of the FIP as it relates to their interests. The Ninth Circuit issued an order in February 2015, holding the matter in abeyance while the parties pursued an alternate compliance approach for Cholla Unit 4. The Arizona Department of Environmental Quality's revision of the draft permit and revision to the Arizona regional haze SIP were approved by the EPA through final action published in the Federal Register on March 27, 2017, with an effective date of April 26, 2017. The final action allows Cholla Unit 4 to utilize coal until April 30, 2025 and convert to gas or otherwise cease burning coal by June 30, 2025. Retirement of Cholla Unit 4 was completed in December 2020.

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

Water Quality Standards

The federal Water Pollution Control Act ("Clean Water Act") establishes the framework for maintaining and improving water quality in the United States through a program that regulates, among other things, discharges to and withdrawals from waterways. The Clean Water Act requires that cooling water intake structures reflect the "best technology available for minimizing adverse environmental impact" to aquatic organisms. After significant litigation, the EPA released a proposed rule under §316(b) of the Clean Water Act to regulate cooling water intakes at existing facilities. The final rule was released in May 2014, and became effective in October 2014. Under the final rule, existing facilities that withdraw at least 25% of their water exclusively for cooling purposes and have a design intake flow of greater than two million gallons per day are required to reduce fish impingement (i.e., when fish and other aquatic organisms are trapped against screens when water is drawn into a facility's cooling system) by choosing one of seven options. Facilities that withdraw at least 125 million gallons of water per day from waters of the United States must also conduct studies to help their permitting authority determine what site-specific controls, if any, would be required to reduce entrainment of aquatic organisms (i.e., when organisms are drawn into the facility). PacifiCorp and MidAmerican Energy are assessing the options for compliance at their generating facilities impacted by the final rule and will complete impingement and entrainment studies. PacifiCorp's Dave Johnston generating facility and all of MidAmerican Energy's coal-fueled generating facilities, except Louisa, Ottumwa and Walter Scott, Jr. Unit 4, which have water cooling towers, withdraw more than 125 million gallons per day of water from waters of the United States for once-through cooling applications. PacifiCorp's Jim Bridger, Naughton, Gadsby, Hunter and Huntington generating facilities currently utilize closed cycle cooling towers but are designed to withdraw more than two million gallons of water per day. The standards are required to be met as soon as possible after the effective date of the final rule, but no later than eight years thereafter. The costs of compliance with the cooling water intake structure rule cannot be fully determined until the prescribed studies are conducted and the respective state environmental agencies review the studies to determine whether additional mitigation technologies should be applied. If PacifiCorp's or MidAmerican Energy's existing intake structures require modification, the costs are not anticipated to be significant to the consolidated financial statements. Nevada Power and Sierra Pacific do not utilize once-through cooling water intake or discharge structures at any of their generating facilities. All of the Nevada Power and Sierra Pacific generating stations are designed to have either minimal or zero discharge; therefore, they are not impacted by the §316(b) final rule.

In November 2015, the EPA published final effluent limitation guidelines and standards for the steam electric power generating sector which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residual leachate and non-chemical metal cleaning wastes. These guidelines, which had not been revised since 1982, were revised in response to the EPA's concerns that the addition of controls for air emissions has changed the effluent discharged from coal- and natural gas-fueled generating facilities. Under the originally promulgated guidelines, permitting authorities were required to include the new limits in each impacted facility's discharge permit upon renewal with the new limits to be met as soon as possible, beginning November 1, 2018 and fully implemented by December 31, 2023. On April 5, 2017, a request for reconsideration and administrative stay of the guidelines was filed with the EPA. The EPA granted the request for reconsideration on April 12, 2017, imposed an immediate administrative stay of compliance dates in the rule that had not passed judicial review and requested the court stay the pending litigation over the rule until September 12, 2017. On June 6, 2017, the EPA proposed to extend many of the compliance deadlines that would otherwise occur in 2018 and on September 18, 2017, the EPA issued a final rule extending certain compliance dates for flue gas desulfurization wastewater and bottom ash transport water limits until November 1, 2020. In a separate action, on April 12, 2019, the Fifth Circuit Court of Appeals vacated two aspects of the final effluent limitation guidelines, concerning discharge limits for (1) legacy wastewater from ash transport or treatment systems and (2) combustion residual leachate from landfills or settling ponds. The Fifth Circuit found that EPA's own data did not support the agency's conclusion that impoundments were the best technology available for these two waste streams. EPA must now complete a new effluent limitation guideline for these discharge limits. On November 22, 2019, the EPA proposed updates to the 2015 rule, specifically addressing flue gas desulfurization wastewater and bottom ash transport water. The rule was finalized in October 2020 and took effect December 14, 2020. EPA revised selenium limits on flue gas desulfurization wastewater and the zero-discharge requirements on bottom ash transport water associated with blowdown of ash handling systems and adjusted compliance dates to allow time to procure and install necessary technology. The rule does not address the wastestreams at issue in the Fifth Circuit Court of Appeal's April 2019 decision. While most of the issues raised by this rule are already being addressed through the CCR rule and are not expected to impose significant additional requirements on the facilities, the impact of the rule cannot be fully determined until any judicial review is conducted.

In April 2014, the EPA and the United States Army Corps of Engineers ("Corps of Engineers") issued a joint proposal to address "waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule comes as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but is currently under appeal in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the United States Supreme Court granted a petition to address jurisdictional challenges to the rule. The EPA plans to undertake a two-step process, with the first step to repeal the 2015 rule and the second step to carry out a notice-and-comment rulemaking in which a substantive re-evaluation of the definition of the "waters of the United States" will be undertaken. On July 27, 2017, the EPA and the Corps of Engineers issued a proposal to repeal the final rule and recodify the pre-existing rules pending issuance of a new rule, which was finalized September 12, 2019. On January 22, 2018, the United States Supreme Court issued its decision related to the jurisdictional challenges to the rule, holding that federal district courts, rather than federal appeals courts, have proper jurisdiction to hear challenges to the rule and instructed the Sixth Circuit Court of Appeals to dismiss the petitions for review for lack of jurisdiction, clearing the way for imposition of the rule in certain states barring final action by the EPA to formalize the extension of the compliance deadline. On December 11, 2018, the EPA and the Corps of Engineers proposed a revised definition of "waters of the United States" that is intended to further clarify jurisdictional questions, eliminate case-by-case determinations and narrow Clean Water Act jurisdiction to align with Justice Scalia's 2006 opinion in Rapanos v. United States. On January 23, 2020, the EPA and the Corps of Engineers signed the final rule narrowing the federal government's permitting authority under the Clean Water Act. The new Navigable Waters Protection Rule, which took effect 60 days after it was published in the Federal Register, redefines what waters qualify as navigable waters of the U.S. and are under Clean Water Act jurisdiction. Under the new rule, the Clean Water Act will be considered to cover territorial seas and traditional navigable waters; tributaries that flow into jurisdictional waters; wetlands that are directly adjacent to jurisdictional waters; and lakes, ponds and impoundments of jurisdictional waters. The agency and corps originally proposed six categories, but in the final version they collapsed ditches and impoundments into other categories. There are also 12 categories of waters that the agencies highlighted as being excluded from coverage, including groundwater, ephemeral streams and pools, prior converted cropland and waste treatment systems. Until the rule is fully litigated and finalized, the Registrants cannot predict the impact on overall compliance obligations.

In April 2020, the United States Supreme Court established a new test for Clean Water Act jurisdiction in County of Maui, Hawaii v. Hawaii Wildlife Fund, finding that the statute can cover discharges of contaminated groundwater in certain circumstances. The United States Supreme Court outlined a seven-factor test to determine whether discharges conveyed through groundwater to surface water are "functionally equivalent" to direct discharges, finding that the time it takes for pollutants to travel through groundwater and the distance traveled are the two most important factors in the test. The United States Supreme Court remanded County of Maui, Hawaii to the Ninth Circuit Court of Appeals for further adjudication, which subsequently remanded the case to the district court to determine whether additional discovery is needed before applying the new seven-factor test. The EPA finalized guidance January 14, 2021, implementing County of Maui. The EPA utilized the United States Supreme Court's seven factors, plus an additional factor for the design and performance of the system or facility from which the pollutant is reached, to determine whether pollutants that reach surface waters after traveling through groundwater are a "functional equivalent" to a direct discharge that require a permit. Until the functional equivalent test and guidance are applied by the courts, the Registrants cannot determine the impact of this case on their operations.

In April 2020, the U.S. District Court of the District of Montana vacated nationwide permit 12, which provides an expedited route for projects like oil and gas pipelines and utility lines to achieve compliance with the Clean Water Act, finding that the Corps of Engineers, which implements the nationwide permit program, failed to conduct necessary programmatic consultation of nationwide permit 12 under the Endangered Species Act. The district court's vacatur, which was subsequently limited just to the Keystone XL pipeline project, the subject of the initial lawsuit, is on appeal to the Ninth Circuit Court of Appeals. On January 13, 2021, the Corps of Engineers finalized a rule modifying its nationwide permit program for certain activities affecting waters of the United States. The final rule restructures the nationwide permit program for utility lines by splitting the existing nationwide permit 12 into three separate nationwide permits – one for oil and gas, including pipelines; one for electrical and telecommunications; and one for water/sewer and other utilities. The Corps of Engineers included a biological assessment for the final rule but did not conduct a formal Endangered Species Act consultation in connection with reissuance of the nationwide permits. The Corps of Engineers reissued and revised 12 of 52 and added four new nationwide permits, which will be effective for a period of five years. The remaining nationwide permits are scheduled for renewal in advance of expiration in 2022. Until the nationwide permit challenges are fully litigated, the Registrants cannot determine the impact of this case on their operations.

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

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit in 2015, resulting in settlement of some of the issues and subsequent regulatory action by the EPA, including subjecting inactive surface impoundments to regulation. Oral argument was held by the D.C. Circuit on November 20, 2017 over certain portions of the 2015 rule that had not been settled or otherwise remanded. On August 21, 2018, the D.C. Circuit issued its opinion in Utility Solid Waste Activities Group v. EPA, finding it was arbitrary and capricious for EPA to allow unlined ash ponds to continue operating until some unknown point in the future when groundwater contamination could be detected. The D.C. Circuit vacated the closure section of the CCR rule and remanded the issue of unlined ponds to EPA for reconsideration with specific instructions to consider harm to the environment, not just to human health. The D.C. Circuit also held EPA's decision to not regulate legacy ponds was arbitrary and capricious. While the D.C. Circuit's decision was pending, the EPA, on March 15, 2018, issued a proposal to address provisions of the final CCR rule that were remanded back to the agency on June 14, 2016, by the D.C. Circuit. The proposal included provisions that establish alternative performance standards for owners and operators of CCR units located in states that have approved permit programs or are otherwise subject to oversight through a permit program administered by the EPA. The EPA finalized the first phase of the CCR rule amendments on July 30, 2018, with an effective date of August 28, 2018 (the "Phase 1, Part 1 rule"). In addition to adopting alternative performance standards and revising groundwater performance standards for certain constituents, EPA extended the deadline by which facilities must initiate closure of unlined ash ponds exceeding a groundwater protection standard and impoundments that do not meet the rule's aquifer location restrictions to October 31, 2020. Following submittal of competing motions from environmental groups and the EPA to stay or remand this deadline extension, on March 13, 2019, the D.C. Circuit granted EPA's request to remand the rule and left the October 31, 2020 deadline in place while the agency undertakes a new rulemaking establishing a new deadline for initiating closure. On August 14, 2019, the EPA released its "Phase 2" proposal, which contains targeted amendments to the CCR rule in response to court remands and EPA settlement agreements, as well as issues raised in a rulemaking petition. The Phase 2 proposal modifies the definition of "beneficial use" by replacing a mass-based threshold with new location-based criteria for triggering the need to conduct an environmental demonstration; establishes a definition of "CCR storage pile" to address the temporary storage of CCR on the ground, depending on whether the material is destined for disposal or beneficial use; makes certain changes to the rule's annual groundwater monitoring and corrective action reports to make it easier for the public to see and understand the data contained within the reports; modifies the requirements related to facilities' publicly available CCR rule websites to make the information more readily available; and establishes a risk-based groundwater monitoring protection standard for boron in the event the EPA decides to add boron to Appendix IV in the CCR rule. The EPA accepted comments on the Phase 2 proposal through October 15, 2019. On December 22, 2020, the EPA released a notice of data availability relating to the Phase 2 proposal to revise the CCR rule's definition of beneficial use and provisions governing piles of CCR on- and off-site prior to beneficial use. The new information presented by the notice includes data and information the EPA received during the comment period on the Phase 2 proposal. The EPA accepted comment on the notice of data availability through February 22, 2021. The EPA has not announced an anticipated timeline for completing the Phase 2 rule. In February 2020, the EPA proposed a federal CCR permit program as required by the WIIN Act of 2016. The proposal would require permits for all CCR units in states that do not have an EPA-approved CCR program. The proposal would establish individual, general and permit-by-rule permits; a tiered schedule for applications to prioritize permits for high-hazard potential CCR units; and postpone timelines for permit applications for all other CCR units. The EPA has not announced an anticipated timeline for completing the federal CCR permit rule. In October 2020, the EPA released an advanced notice of proposed rulemaking on legacy CCR surface impoundments, seeking comment on and information related to issues relevant to development of regulations for legacy impoundments. Issues identified by the EPA include the definition of a legacy impoundment, information on the universe of legacy impoundments, the types of regulatory requirements that should apply to legacy impoundments, and the EPA's regulatory authority to regulate legacy impoundments under RCRA subtitle D. The EPA accepted comment on the advanced notice through February 12, 2021. Until the proposals are finalized and fully litigated, the Registrants cannot determine whether additional action may be required.

In August 2020, the EPA finalized its Holistic Approach to Closure: Part A rule ("Part A rule"). This proposal addressed the D.C. Circuit's revocation of the provisions that allow unlined impoundments to continue receiving ash. The Part A rule was finalized in August 2020 and establishes a new deadline of April 11, 2021, by which all unlined surface impoundments (including clay lined impoundments that do not otherwise meet the definition of "lined") must initiate closure. The Part A rule also identifies two extensions to that date: (1) a site-specific extension to develop alternate disposal capacity and initiate closure by October 15, 2023; and (2) a site-specific extension for facilities that agree to shut down the coal-fueled unit and complete ash pond closure activities by October 17, 2028. In addition to these closure deadline provisions, the Part A rule also finalized changes to the CCR rule's annual groundwater monitoring and corrective action reports and modified requirements related to CCR rule compliance websites initially proposed in the Phase 2 rule. PacifiCorp developed a demonstration for the development of alternative capacity for the Jim Bridger Plant FGD Pond 2 and a demonstration for closure of the Naughton Plant and ash pond and submitted them to the EPA in November 2020. Approval of these demonstrations is anticipated in first quarter 2021. No other Registrants used the provisions of the Part A rule. In December 2020, the EPA finalized its Holistic Approach to Closure: Part B rule ("Part B rule"), which establishes procedures for owners and operators of unlined ash ponds to demonstrate that the liner systems or underlying soils for these units perform as well as the liner criteria in the CCR rule. Additional provisions included in the proposed rule but not finalized, including the use of CCR in closure activities and allowing for the completion of groundwater corrective action during the post-closure care period, will be addressed in future rulemakings. As finalized, none of the relevant Registrants anticipate exercising the provisions of the Part B rule.

Separately, on August 10, 2017, the EPA issued proposed permitting guidance on how states' CCR permit programs should comply with the requirements of the final rule as authorized under the December 2016 Water Infrastructure Improvements for the Nation Act. Using that guidance, the state of Oklahoma applied for EPA approval of its state program and, on June 28, 2018, the EPA's approval of the application was published in the Federal Register. Environmental groups, including Waterkeeper Alliance and the Sierra Club, filed suit in the D.C. Circuit on September 26, 2018, alleging that the EPA unlawfully approved Oklahoma's permit program. This suit also incorporates claims first identified in a July 26, 2018 notice of intent to sue that alleged the EPA failed to perform nondiscretionary duties related to the development and publication of minimum guidelines for public participation in the approval of state permit programs for CCR. To date, none of the states in which the Registrants operate has applied for EPA approval of state permitting authority. The state of Utah adopted the federal final rule in September 2016, which required PacifiCorp to submit permit applications for two of its landfills by March 2017. It is anticipated that the state of Utah will apply for EPA approval of its CCR permit program prior to the end of 2021. In 2019, the state of Wyoming proposed to adopt state rules which incorporate the final federal rule by reference. It is anticipated that Wyoming will finalize its rule and seek the EPA's approval to implement a state permit program in 2021.

Notwithstanding the status of the final CCR rule, citizens' suits have been filed against regulated entities seeking judicial relief for contamination alleged to have been caused by releases of coal combustion byproducts. Some of these cases have been successful in imposing liability upon companies if coal combustion byproducts contaminate groundwater that is ultimately released or connected to surface water. In addition, actions have been filed against regulated entities seeking to require that surface impoundments containing CCR be subject to closure by removal rather than being allowed to effectuate closure in place as provided under the final rule. The Registrants are not a party to these lawsuits and until they are resolved, the Registrants cannot predict the impact on overall compliance obligations.

On January 20, 2021, President Biden issued an executive order on climate change which also required review of actions taken over the preceding four years that were harmful to "public health, environment, unsupported by the best available science, or otherwise not in the national best interest." The order included a non-exhaustive list of regulatory actions to be reviewed by the issuing agencies, including New Source Performance Standards for the power sector and the oil and gas sector, rescission of the Clean Power Plan, particulate matter and ozone NAAQS, steam electric effluent limitation guidelines, waters of the United States, reissuance of nationwide permits, and the phase one, part one and holistic approach to closure: parts A and B under the CCR rule. In addition, the Biden administration issued a regulatory freeze memorandum that prohibits submission of rules and guidance documents to the Federal Register without direct review, requires immediate withdrawal of rules and guidance documents submitted to the Federal Register but not yet published, and, for rules and guidance documents published but not yet having taken effect, consideration of a 60-day delay and possible additional comment period. Until the issuing agency completes its review and takes final action consistent with these directives, the relevant Registrant cannot determine whether additional action under any of these rules will be necessary.

Other

Other laws, regulations and agencies to which the relevant Registrants are subject include, but are not limited to:
•The federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws may require any current or former owners or operators of a disposal site, as well as transporters or generators of hazardous substances sent to such disposal site, to share in environmental remediation costs. Certain Registrants have been identified as potentially responsible parties in connection with certain disposal sites. The relevant Registrants have completed several cleanup actions and are participating in ongoing investigations and remedial actions. Costs associated with these actions are not expected to be material and are expected to be found prudent and included in rates.
•The Nuclear Waste Policy Act of 1982, under which the United States DOE is responsible for the selection and development of repositories for, and the permanent disposal of, spent nuclear fuel and high-level radioactive wastes. Refer to Note 14 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 11 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K for additional information regarding MidAmerican Energy's nuclear decommissioning obligations.
•The federal Surface Mining Control and Reclamation Act of 1977 and similar state statutes establish operational, reclamation and closure standards that must be met during and upon completion of PacifiCorp's mining activities.
•The FERC evaluates hydroelectric systems to ensure environmental impacts are minimized, including the issuance of environmental impact statements for licensed projects both initially and upon relicensing. The FERC monitors the hydroelectric facilities for compliance with the license terms and conditions, which include environmental provisions. Refer to Note 16 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K and Note 14 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K for information regarding the relicensing of PacifiCorp's Klamath River hydroelectric system.

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
•their respective earnings, capital requirements, and required debt and preferred stock payments;
•the satisfaction of certain terms contained in financing, ring-fencing or organizational documents; and
•regulatory restrictions that limit the ability of BHE's regulated utility subsidiaries to distribute profits.

BHE is substantially leveraged, the terms of its existing senior and junior subordinated debt do not restrict the incurrence of additional debt by BHE or its subsidiaries, and BHE's senior debt is structurally subordinated to the debt of its subsidiaries, and each of such factors could adversely affect BHE's consolidated financial results.

A significant portion of BHE's capital structure is comprised of debt, and BHE expects to incur additional debt in the future to fund items such as, among others, acquisitions, capital investments and the development and construction of new or expanded facilities. As of December 31, 2020, BHE had the following outstanding obligations:
•senior unsecured debt of $13.4 billion;
•junior subordinated debentures of $100 million;
•guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $1.3 billion; and
•commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $563 million.

BHE's consolidated subsidiaries also have significant amounts of outstanding debt, which totaled $38.6 billion as of December 31, 2020. These amounts exclude (a) trade debt, (b) preferred stock obligations, (c) letters of credit in respect of subsidiary debt, and (d) BHE's share of the outstanding debt of its own or its subsidiaries' equity method investments.

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

BHE indirectly owns all of the common stock of PacifiCorp, Nevada Power and Sierra Pacific and the membership interest in Eastern Energy Gas. BHE is also the sole member of MidAmerican Funding and, accordingly, indirectly owns all of MidAmerican Energy's common stock. As a result, BHE has control over all decisions requiring shareholder approval, including the election of directors. In circumstances involving a conflict of interest between BHE and the creditors of the Subsidiary Registrants, BHE could exercise its control in a manner that would benefit BHE to the detriment of the Subsidiary Registrants' creditors.

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

Any acquisition entails numerous risks, including, among others:
•the failure to complete the transaction for various reasons, such as the inability to obtain the required regulatory approvals, materially adverse developments in the potential acquiree's business or financial condition or successful intervening offers by third parties;
•the failure of the combined business to realize the expected benefits;
•the risk that federal, state or foreign regulators or courts could require regulatory commitments or other actions in respect of acquired assets, potentially including programs, contributions, investments, divestitures and market mitigation measures;

•the risk of unexpected or unidentified issues not discovered in the diligence process; and
•the need for substantial additional capital and financial investments.

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

The operation of complex utility systems or interstate natural gas pipeline and storage systems that are spread over large geographic areas involves many operating uncertainties and events beyond each respective Registrant's control. These potential events include the breakdown or failure of the Registrants' thermal, nuclear, hydroelectric, solar, wind and other electricity generating facilities and related equipment, compressors, pipelines, transmission and distribution lines or other equipment or processes, which could lead to catastrophic events; unscheduled outages; strikes, lockouts or other labor-related actions; shortages of qualified labor; transmission and distribution system constraints; failure to obtain, renew or maintain rights-of-way, easements and leases on United States federal, Native American, First Nations or tribal lands; terrorist activities or military or other actions, including cyber attacks; fuel shortages or interruptions; unavailability of critical equipment, materials and supplies; low water flows and other weather-related impacts; performance below expected levels of output, capacity or efficiency; operator error; third-party excavation errors; unexpected degradation of pipeline systems; design, construction or manufacturing defects; and catastrophic events such as severe storms, floods, fires, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars, terrorism, pandemics (including potentially in relation to COVID-19) and embargoes. A catastrophic event might result in injury or loss of life, extensive property damage or environmental or natural resource damages. For example, in the event of an uncontrolled release of water at one of PacifiCorp's high hazard potential hydroelectric dams, it is probable that loss of human life, disruption of lifeline facilities and property damage could occur in the downstream population and civil or other penalties could be imposed by the FERC. The extent of that liability would be determined by the applicable state law where any such damage occurred. Any of these events or other operational events could significantly reduce or eliminate the relevant Registrant's revenue or significantly increase its expenses, thereby reducing the availability of distributions to BHE. For example, if the relevant Registrant cannot operate its electricity or natural gas facilities at full capacity due to damage caused by a catastrophic event, its revenue could decrease and its expenses could increase due to the need to obtain energy from more expensive sources.

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

The Registrants are subject to increasing risk from catastrophic wildfires and may be unable to obtain enough insurance coverage at a reasonable cost or at all to adequately protect the Registrants from liability, which could materially affect the Registrants financial results and liquidity.

The risk of catastrophic and severe wildfires has increased in the western United States giving rise to large damage claims against utilities for fire-related losses. Catastrophic and severe wildfires can occur in PacifiCorp, Nevada Power and Sierra Pacific's ("Western Domestic Utilities") service territory even when the Western Domestic Utilities effectively implement their wildfire mitigation plans and prudently manage their systems.

In California, for example, where PacifiCorp operates, "inverse condemnation" currently exposes utilities to potential liability for property damages where the utility's electrical equipment was a substantial cause of the wildfire. California courts have held that utilities can be held liable under inverse condemnation without being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover attorney's fees. As a result of inverse condemnation being applied to utilities and wildfire damages, recent losses recorded by insurance companies, and the risk of an increase in the frequency, duration and size of wildfires, insurance for wildfire liabilities may not be available or may be available only at rates that are prohibitively expensive. In addition, even if insurance for wildfire liabilities is available, it may not be available in amounts necessary to cover potential losses. Uninsured losses and increases in the cost of insurance may be challenged when PacifiCorp seeks cost recovery and may not be recoverable in customer rates.

The Western Domestic Utilities monitor weather conditions with specific thresholds for designated high fire consequence areas to help ensure the safe and reliable operation of their systems during periods of elevated wildfire ignition risk. Should weather conditions become extreme, the Western Domestic Utilities may de-energize certain sections of their distribution and transmission facilities as a last resort to minimize risk to the public. These "public safety power shutoffs" could be subject to increased scrutiny by regulators and policy makers. And, although "public safety power shutoffs" are intended to minimize risk of wildfire ignition, de-energization may cause other damages for which the Western Domestic Utilities could be held liable.

Damage claims against PacifiCorp for the 2020 Wildfires (as defined below) may materially affect PacifiCorp's financial condition and results of operations.

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and California (the "2020 Wildfires"). The 2020 Wildfires spread over certain parts of PacifiCorp's service territory and surrounding areas in Oregon and California and are 100% contained. Investigations into the cause and origin of each wildfire are complex and ongoing. Although those investigations are not complete, several civil actions (including a putative class action) have been filed in Oregon and California on behalf of citizens and businesses who suffered damages from fires allegedly involving PacifiCorp's equipment. It is possible that additional lawsuits against PacifiCorp may be filed in Oregon or California with respect to the 2020 Wildfires. If PacifiCorp is found liable for damages related to the 2020 Wildfires and is unable to, or believes that it will be unable to, recover those damages through insurance or customer rates, or access the bank and capital markets on reasonable terms, PacifiCorp's financial results could be adversely affected. Refer to PacifiCorp's Note 14 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information on the 2020 Wildfires.

Each Registrant's business could be adversely affected by COVID-19 or other pathogens, or similar crises.

Each Registrant's business could be adversely affected by the worldwide outbreak of COVID-19 generally and more specifically in the markets in which we operate, including, without limitation, if each Registrant's utility customers experience decreases in demand for their products and services or otherwise reduce their consumption of electricity or natural gas that the respective Registrant supplies, or if such Registrant experiences material payment defaults by its customers. For example, if the tourism industry in Nevada experiences a significant and extended decrease as a result of changes in customer behavior, demand for electricity sold by Nevada Power and Sierra Pacific could decrease. In addition, each Registrant's results and financial condition may be adversely affected by federal, state or local legislation related to COVID-19 (or other similar laws, regulations, orders or other governmental or regulatory actions) that would impose a moratorium on terminating electric or natural gas utility services, including related assessment of late fees, due to non-payment or other circumstances. Certain Registrants have already temporarily implemented certain of these measures, either voluntarily or in accordance with requirements of the respective Registrant's public utility commissions. These requirements will likely remain for the duration of the COVID-19 pandemic. Additionally, HomeServices' residential real estate brokerage business could experience a decline (which could be significant) in residential property transactions if potential customers elect to defer purchases in reaction to any substantial outbreak, or fear of such outbreak, of COVID-19 or other pathogen, or due to general economic uncertainty such as high unemployment levels, in some or all of the real estate markets in which HomeServices operates. The government and regulators could impose other requirements on each Registrant's business that could have an adverse impact on such Registrant's financial results.

Further, the recent outbreak of COVID-19, or another pathogen, could disrupt supply chains (including supply chains for energy generation, steel or transmission wire) relating to the markets each Registrant serves, which could adversely impact such Registrant's ability to generate or supply power. In addition, such disruptions to the supply chain could delay certain construction and other capital expenditure projects, including construction and repowering of the Registrants' renewable generation projects. Such disruptions could adversely affect the impacted Registrant's future financial results.

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

Existing laws and regulations, while comprehensive, are subject to changes and revisions from ongoing policy initiatives by legislators and regulators and to interpretations that may ultimately be resolved by the courts. For example, changes in laws and regulations could result in, but are not limited to, increased competition and decreased revenues within each Registrant's service territories, such as the defeated Nevada Energy Choice Initiative; new environmental requirements, including the implementation of or changes to the Affordable Clean Energy rule, RPS and GHG emissions reduction goals; the issuance of new or stricter air quality standards; the implementation of energy efficiency mandates; the issuance of regulations governing the management and disposal of coal combustion byproducts; changes in forecasting requirements; changes to each Registrant's service territories as a result of condemnation or takeover by municipalities or other governmental entities, particularly where it lacks the exclusive right to serve its customers; the inability of each Registrant to recover its costs on a timely basis, if at all; new pipeline safety requirements; or a negative impact on each Registrant's current cost recovery arrangements. In addition to changes in existing legislation and regulation, new laws and regulations are likely to be enacted from time to time that impose additional or new requirements or standards on each Registrant. Adverse rulings in GHG-related cases could result in increased or changed regulations and could increase costs for GHG emitters, including the Registrants' generating facilities. The GHG rules, changes to those rules, and the Registrants' compliance requirements are subject to potential outcomes from proceedings and litigation challenging the rules.

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
•Additional costs may be incurred to purchase required emissions allowances under any market-based cap-and-trade system in excess of allocations that are received at no cost. These purchases would be necessary until new technologies could be developed and deployed to reduce emissions or lower carbon generation is available;
•Acquiring and renewing construction and operating permits for new and existing generating facilities may be costly and difficult;
•Additional costs may be incurred to purchase and deploy new generating technologies;
•Costs may be incurred to retire existing coal-fueled generating facilities before the end of their otherwise useful lives or to convert them to burn fuels, such as natural gas or biomass, that result in lower emissions;
•Operating costs may be higher and generating unit outputs may be lower;
•Higher interest and financing costs and reduced access to capital markets may result to the extent that financial markets view climate change and GHG emissions as a greater business risk; and
•The relevant Registrant's natural gas pipeline operations, electric transmission and retail sales may be impacted in response to changes in customer demand and requirements to reduce GHG emissions.

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

The AUC regulates and oversees Alberta's electricity transmission sector with broad authority that may impact many of AltaLink's activities, including its tariffs, rates, construction, operations and financing. The AUC has various core functions in regulating the Alberta electricity transmission sector, including the following:
•regulating and adjudicating issues related to the operation of electric utilities within Alberta;
•processing and approving general tariff applications relating to revenue requirements and rates of return including deemed capital structure for regulated utilities while ensuring that utility rates are just and reasonable and approval of the transmission tariff rates of regulated transmission providers by the AESO, which is the independent transmission system operator in Alberta that controls the operation of AltaLink's transmission system;
•approving the need for new electricity transmission facilities and permits to build and licenses to operate electricity transmission facilities;
•reviewing operations and accounts from electric utilities and conducting on-site inspections to ensure compliance with industry regulations and standards;
•adjudicating enforcement issues including the imposition of administrative penalties that arise when market participants violate the rules of the AESO; and
•collecting, storing, analyzing, appraising and disseminating information to effectively fulfill its duties as an industry regulator.

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

A significant sustained decrease in demand for electricity or natural gas in the markets served by each Registrant would decrease its operating revenue, could impact its planned capital expenditures and could adversely affect its financial results. Factors that could lead to a decrease in market demand include, among others:
•a depression, recession or other adverse economic condition that results in a lower level of economic activity or reduced spending by consumers on electricity or natural gas;
•an increase in the market price of electricity or natural gas or a decrease in the price of other competing forms of energy;
•shifts in competitively priced natural gas supply sources away from the sources connected to the Pipeline Companies' systems, including shale gas sources;
•efforts by customers, legislators and regulators to reduce the consumption of electricity generated or distributed by each Registrant through various existing laws and regulations, as well as, deregulation, conservation, energy efficiency and private generation measures and programs;
•laws mandating or encouraging renewable energy sources, which may decrease the demand for electricity and natural gas or change the market prices of these commodities;
•higher fuel taxes or other governmental or regulatory actions that increase, directly or indirectly, the cost of natural gas or other fuel sources for electricity generation or that limit the use of natural gas or the generation of electricity from fossil fuels;

•a shift to more energy-efficient or alternative fuel machinery or an improvement in fuel economy, whether as a result of technological advances by manufacturers, legislation mandating higher fuel economy or lower emissions, price differentials, incentives or otherwise;
•a reduction in the state or federal subsidies or tax incentives that are provided to agricultural, industrial or other customers, or a significant sustained change in prices for commodities such as ethanol or corn for ethanol manufacturers; and
•sustained mild weather that reduces heating or cooling needs.

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

In general, each Registrant's primary market risk is adverse fluctuations in the market price of wholesale electricity and fuel, including natural gas, coal and fuel oil, which is compounded by volumetric changes affecting the availability of or demand for electricity and fuel. The market price of wholesale electricity may be influenced by several factors, such as the adequacy or type of generating capacity, scheduled and unscheduled outages of generating facilities, prices and availability of fuel sources for generation, disruptions or constraints to transmission and distribution facilities, weather conditions, demand for electricity, economic growth and changes in technology. Volumetric changes are caused by fluctuations in generation or changes in customer needs that can be due to the weather, electricity and fuel prices, the economy, regulations or customer behavior. For example, the Utilities purchase electricity and fuel in the open market as part of their normal operating businesses. If market prices rise, especially in a time when larger than expected volumes must be purchased at market prices, the Utilities may incur significantly greater expense than anticipated. Likewise, if electricity market prices decline in a period when the Utilities are a net seller of electricity in the wholesale market, the Utilities could earn less revenue. Although the Utilities have ECAMs, the risks associated with changes in market prices may not be fully mitigated due to customer sharing bands as it relates to PacifiCorp and other factors.

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

The ownership and operation of nuclear power plants, such as MidAmerican Energy's 25% ownership interest in Quad Cities Station, involves certain risks. These risks include, among other items, mechanical or structural problems, inadequacy or lapses in maintenance protocols, the impairment of reactor operation and safety systems due to human error, the costs of storage, handling and disposal of nuclear materials, compliance with and changes in regulation of nuclear power plants, limitations on the amounts and types of insurance coverage commercially available, and uncertainties with respect to the technological and financial aspects of decommissioning nuclear facilities at the end of their useful lives. Additionally, Exelon Generation, the 75% owner and operator of the facility, may respond to the occurrence of any of these or other risks in a manner that negatively impacts MidAmerican Energy, including closure of Quad Cities Station prior to the expiration of its operating license. The prolonged unavailability, or early closure, of Quad Cities Station due to operational or economic factors could have a materially adverse effect on the relevant Registrant's financial results, particularly when the cost to produce power at the plant is significantly less than market wholesale prices. The following are among the more significant of these risks:
•Operational Risk - Operations at any nuclear power plant could degrade to the point where the plant would have to be shut down. If such degradations were to occur, the process of identifying and correcting the causes of the operational downgrade to return the plant to operation could require significant time and expense, resulting in both lost revenue and increased fuel and purchased electricity costs to meet supply commitments. Rather than incurring substantial costs to restart the plant, the plant could be shut down. Furthermore, a shut-down or failure at any other nuclear power plant could cause regulators to require a shut-down or reduced availability at Quad Cities Station.
In addition, issues relating to the disposal of nuclear waste material, including the availability, unavailability and expense of a permanent repository for spent nuclear fuel could adversely impact operations as well as the cost and ability to decommission nuclear power plants, including Quad Cities Station, in the future.

•Regulatory Risk - The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with applicable Atomic Energy Act regulations or the terms of the licenses of nuclear facilities. Unless extended, the NRC operating licenses for Quad Cities Station will expire in 2032. Changes in regulations by the NRC could require a substantial increase in capital expenditures or result in increased operating or decommissioning costs.

•Nuclear Accident and Catastrophic Risks - Accidents and other unforeseen catastrophic events have occurred at nuclear facilities other than Quad Cities Station, both in the United States and elsewhere, such as at the Fukushima Daiichi nuclear power plant in Japan as a result of the earthquake and tsunami in March 2011. The consequences of an accident or catastrophic event can be severe and include loss of life and property damage. Any resulting liability from a nuclear accident or catastrophic event could exceed the relevant Registrant's resources, including insurance coverage.

Certain of BHE's subsidiaries are subject to the risk that customers will not renew their contracts or that BHE's subsidiaries will be unable to obtain new customers for expanded capacity, each of which could adversely affect its financial results.

If BHE's subsidiaries are unable to renew, remarket, or find replacements for their customer agreements on favorable terms, BHE's subsidiaries' sales volumes and operating revenue would be exposed to reduction and increased volatility. For example, without the benefit of long-term transportation agreements, BHE cannot assure that the Pipeline Companies will be able to transport natural gas at efficient capacity levels. Substantially all of the Pipeline Companies' revenues are generated under transportation, storage and LNG contracts that periodically must be renegotiated and extended or replaced, and the Pipeline Companies are dependent upon relatively few customers for a substantial portion of their revenue. Similarly, without long-term power purchase agreements, BHE cannot assure that its unregulated power generators will be able to operate profitably. Failure to maintain existing long-term agreements or secure new long-term agreements, or being required to discount rates significantly upon renewal or replacement, could adversely affect BHE's consolidated financial results. The replacement of any existing long-term agreements depends on market conditions and other factors that may be beyond BHE's subsidiaries' control.

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

The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses with RWE Npower PLC and British Gas Trading Limited accounting for approximately 15% and 12%, respectively, of distribution revenue in 2020. AltaLink's primary source of operating revenue is the AESO. Generally, a single customer purchases the energy from BHE's independent power projects in the United States and the Philippines pursuant to long-term power purchase agreements. For example, certain of BHE Renewables' solar and wind independent power projects sell all of their electrical production to either Pacific Gas and Electric Company or Southern California Edison Company, respectively. Any material payment or other performance failure by the counterparties in these arrangements could have a significant adverse impact on BHE's consolidated financial results.

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

In addition to any disruption in the global financial markets, the economic, regulatory and political conditions in some of the countries where BHE has operations or is pursuing investment opportunities may present increased risks related to, among others, inflation, foreign currency exchange rate fluctuations, currency repatriation restrictions, nationalization, renegotiation, privatization, availability of financing on suitable terms, customer creditworthiness, construction delays, business interruption, political instability, civil unrest, guerilla activity, terrorism, pandemics (including potentially in relation to COVID-19), expropriation, trade sanctions, contract nullification and changes in law, regulations or tax policy. BHE may not choose to or be capable of either fully insuring against or effectively hedging these risks.

Poor performance of plan and fund investments and other factors impacting the pension and other postretirement benefit plans and nuclear decommissioning and mine reclamation trust funds could unfavorably impact each Registrant's cash flows, liquidity and financial results.

Costs of providing each Registrant's defined benefit pension and other postretirement benefit plans and costs associated with the joint trustee plan to which PacifiCorp contributes depend upon a number of factors, including the rates of return on plan assets, the level and nature of benefits provided, discount rates, mortality assumptions, the interest rates used to measure required minimum funding levels, the funded status of the plans, changes in benefit design, tax deductibility and funding limits, changes in laws and government regulation and each Registrant's required or voluntary contributions made to the plans. Furthermore, the timing of recognition of unrecognized gains and losses associated with the Registrants' defined benefit pension plans is subject to volatility due to events that may give rise to settlement accounting. Settlement events resulting from lump sum distributions offered by certain of the Registrants' defined benefit pension plans are influenced by the interest rates used to discount a participant's lump sum distribution. When the applicable interest rates are low, lump sum distributions in a given year tend to increase resulting in a higher likelihood of triggering settlement accounting.

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

In addition, MidAmerican Energy is required to fund over time the projected costs of decommissioning Quad Cities Station, a nuclear power plant, and Bridger Coal Company, a joint venture of PacifiCorp's subsidiary, Pacific Minerals, Inc., is required to fund projected mine reclamation costs. The funds that MidAmerican Energy has invested in a nuclear decommissioning trust and a subsidiary of PacifiCorp has invested in a mine reclamation trust are invested in debt and equity securities and poor performance of these investments will reduce the amount of funds available for their intended purpose, which could require MidAmerican Energy or PacifiCorp's subsidiary to make additional cash contributions. As contributions to the trust are being made over the operating life of the respective facility, reductions in the expected operating life of the facility could also require MidAmerican Energy and PacifiCorp's subsidiary to make additional contributions to the related trust. Such cash funding obligations, which are also impacted by the other factors described above, could have a material impact on MidAmerican Energy's or PacifiCorp's liquidity by reducing their available cash.

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

The residential real estate brokerage and mortgage industries tend to experience cycles of greater and lesser activity and profitability and are typically affected by changes in economic conditions, which are beyond HomeServices' control. Any of the following, among others, are examples of items that could have a material adverse effect on HomeServices' businesses by causing a general decline in the number of home sales, sale prices or the number of home financings which, in turn, would adversely affect its financial results:
•rising interest rates or unemployment rates, including a sustained high unemployment rate in the United States;
•periods of economic slowdown or recession in the markets served or the adverse effects on market actions as a result of the actual or potential spread of COVID-19;
•decreasing home affordability;
•lack of available mortgage credit for potential homebuyers, such as the reduced availability of credit, which may continue into future periods;
•inadequate home inventory levels;
•sources of new competition; and
•changes in applicable tax law.

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

Each Registrant is, and in the future may become, a party to a variety of legal proceedings. Litigation is subject to many uncertainties, and the Registrants cannot predict the outcome of individual matters with certainty. It is possible that the final resolution of some of the matters in which each Registrant is involved could result in additional material payments substantially in excess of established liabilities or in terms that could require each Registrant to change business practices and procedures or divest ownership of assets. Further, litigation could result in the imposition of financial penalties or injunctions and adverse regulatory consequences, any of which could limit each Registrant's ability to take certain desired actions or the denial of needed permits, licenses or regulatory authority to conduct its business, including the siting or permitting of facilities. Any of these outcomes could have a material adverse effect on such Registrant's financial results.

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 2.    Properties

Each Registrant's energy properties consist of the physical assets necessary to support its electricity and natural gas businesses. Properties of the relevant Registrant's electricity businesses include electric generation, transmission and distribution facilities, as well as coal mining assets that support certain of PacifiCorp's electric generating facilities. Properties of the relevant Registrant's natural gas businesses include natural gas distribution facilities, interstate pipelines, storage facilities, liquefied natural gas facilities, compressor stations and meter stations. The transmission and distribution assets are primarily within each Registrant's service territories. In addition to these physical assets, the Registrants have rights-of-way, mineral rights and water rights that enable each Registrant to utilize its facilities. It is the opinion of each Registrant's management that the principal depreciable properties owned by it are in good operating condition and are well maintained. Pursuant to separate financing agreements, substantially all of PacifiCorp's electric utility properties, MidAmerican Energy's electric utility properties in the state of Iowa, Nevada Power's and Sierra Pacific's properties in the state of Nevada, AltaLink's transmission properties and substantially all of the assets of the subsidiaries of BHE Renewables that are direct or indirect owners of generation projects are pledged or encumbered to support or otherwise provide the security for the related subsidiary debt. For additional information regarding each Registrant's energy properties, refer to Item 1 of this Form 10-K and Notes 4, 5 and 22 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Financial Statements of MidAmerican Energy in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of Nevada Power in Item 8 of this Form 10-K, Notes 3 and 4 of the Notes to Consolidated Financial Statements of Sierra Pacific in Item 8 of this Form 10-K and Notes 4 and 5 of the Notes to Consolidated Financial Statements of Eastern Energy Gas in Item 8 of this Form 10-K.

The following table summarizes Berkshire Hathaway Energy's operating electric generating facilities as of December 31, 2020:

			Facility Net	Net Owned
Energy			Capacity	Capacity
Source	Entity	Location by Significance	(MWs)	(MWs)

Natural gas	PacifiCorp, MidAmerican Energy, NV Energy and BHE Renewables	Nevada, Utah, Iowa, Illinois, Washington, Wyoming, Oregon, Texas, New York and Arizona	11,171	10,892
Wind	PacifiCorp, MidAmerican Energy and BHE Renewables	Iowa, Wyoming, Texas, Nebraska, Washington, California, Illinois, Oregon, Kansas and Montana	10,302	10,302
Coal	PacifiCorp, MidAmerican Energy and NV Energy	Wyoming, Iowa, Utah, Nevada, Colorado and Montana	13,249	8,198
Solar	BHE Renewables and NV Energy	California, Texas, Arizona, Minnesota and Nevada	1,699	1,551
Hydroelectric	PacifiCorp, MidAmerican Energy and BHE Renewables	Washington, Oregon, The Philippines, Idaho, California, Utah, Hawaii, Montana, Illinois and Wyoming	1,299	1,277
Nuclear	MidAmerican Energy	Illinois	1,815	454
Geothermal	PacifiCorp and BHE Renewables	California and Utah	377	377
		Total	39,912	33,051

Additionally, as of December 31, 2020 the Company has electric generating facilities that are under construction in Iowa, Wyoming and Montana having total Facility Net Capacity and Net Owned Capacity of 603 MWs.

The right to construct and operate each Registrant's electric transmission and distribution facilities and interstate natural gas pipelines across certain property was obtained in most circumstances through negotiations and, where necessary, through prescription, eminent domain or similar rights. PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific, BHE GT&S, Northern Natural Gas and Kern River in the United States; Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc in Great Britain; and AltaLink in Alberta, Canada continue to have the power of eminent domain or similar rights in each of the jurisdictions in which they operate their respective facilities, but the United States and Canadian utilities do not have the power of eminent domain with respect to governmental, Native American or Canadian First Nations' tribal lands. Although the main Kern River pipeline crosses the Moapa Indian Reservation, all facilities in the Moapa Indian Reservation are located within a utility corridor that is reserved to the United States Department of Interior, Bureau of Land Management.

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

For more information regarding certain legal proceedings affecting PacifiCorp, refer to Note 14 of the Notes to Consolidated Financial Statements of PacifiCorp in Part II, Item 8 of this Form 10-K.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BERKSHIRE HATHAWAY ENERGY

BHE's common stock is beneficially owned by Berkshire Hathaway, Mr. Walter Scott, Jr., a member of BHE's Board of Directors (along with his family members and related or affiliated entities) and Mr. Gregory E. Abel, BHE's Chairman, and has not been registered with the SEC pursuant to the Securities Act of 1933, as amended, listed on a stock exchange or otherwise publicly held or traded. BHE has not declared or paid any cash dividends to its common shareholders since Berkshire Hathaway acquired an equity ownership interest in BHE in March 2000 and does not presently anticipate that it will declare any dividends on its common stock in the foreseeable future.

PACIFICORP

All common stock of PacifiCorp is held by its parent company, PPW Holdings LLC, which is a direct, wholly owned subsidiary of BHE. PacifiCorp declared and paid dividends to PPW Holdings LLC of $— million in 2020 and $175 million in 2019.

MIDAMERICAN FUNDING AND MIDAMERICAN ENERGY

All common stock of MidAmerican Energy is held by its parent company, MHC, which is a direct, wholly owned subsidiary of MidAmerican Funding. MidAmerican Funding is an Iowa limited liability company whose membership interest is held solely by BHE. Neither MidAmerican Funding nor MidAmerican Energy declared or paid any cash distributions or dividends to its sole member or shareholder in 2020 and 2019.

NEVADA POWER

All common stock of Nevada Power is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Nevada Power declared and paid dividends to NV Energy of $155 million in 2020 and $371 million in 2019.

SIERRA PACIFIC

All common stock of Sierra Pacific is held by its parent company, NV Energy, which is an indirect, wholly owned subsidiary of BHE. Sierra Pacific declared and paid dividends to NV Energy of $20 million in 2020 and $46 million in 2019.

EASTERN ENERGY GAS

Eastern Energy Gas is a Virginia limited liability corporation whose membership interest is held solely by its parent company, BHE GT&S, which is an indirect, wholly owned subsidiary of BHE. Eastern Energy Gas did not declare or pay cash distributions to BHE GT&S in 2020. Eastern Energy Gas declared and paid cash distributions to DEI of $4.3 billion in 2020 and $457 million in 2019.

Item 6.    Selected Financial Data

Berkshire Hathaway Energy Company and its subsidiaries	104
PacifiCorp and its subsidiaries	197
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	257
Nevada Power Company and its subsidiaries	328
Sierra Pacific Power Company	369
Eastern Energy Gas Holdings, LLC and its subsidiaries	408

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	104
PacifiCorp and its subsidiaries	197
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	257
Nevada Power Company and its subsidiaries	328
Sierra Pacific Power Company	369
Eastern Energy Gas Holdings, LLC and its subsidiaries	408

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Berkshire Hathaway Energy Company and its subsidiaries	121
PacifiCorp and its subsidiaries	211
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	272
Nevada Power Company and its subsidiaries	339
Sierra Pacific Power Company	379
Eastern Energy Gas Holdings, LLC and its subsidiaries	415

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

Results of Operations

Overview

Net income and operating revenue for the Company's reportable segments for the years ended December 31 are summarized as follows (in millions):

	2020	2019	Change		2019	2018	Change
Operating revenue:
PacifiCorp	$5,341	$5,068	$273	5%	$5,068	$5,026	$42	1%
MidAmerican Funding	2,728	2,927	(199)	(7)	2,927	3,053	(126)	(4)
NV Energy	2,854	3,037	(183)	(6)	3,037	3,039	(2)	—
Northern Powergrid	1,022	1,013	9	1	1,013	1,020	(7)	(1)
BHE Pipeline Group	1,578	1,131	447	40	1,131	1,203	(72)	(6)
BHE Transmission	659	707	(48)	(7)	707	710	(3)	—
BHE Renewables	936	932	4	—	932	908	24	3
HomeServices	5,396	4,473	923	21	4,473	4,214	259	6
BHE and Other	438	556	(118)	(21)	556	614	(58)	(9)
Total operating revenue	$20,952	$19,844	$1,108	6%	$19,844	$19,787	$57	—%

Net income attributable to BHE shareholders:
PacifiCorp	$741	$773	$(32)	(4)%	$773	$739	$34	5%
MidAmerican Funding	818	781	37	5	781	669	112	17
NV Energy	410	365	45	12	365	317	48	15
Northern Powergrid	201	256	(55)	(21)	256	239	17	7
BHE Pipeline Group	528	422	106	25	422	387	35	9
BHE Transmission	231	229	2	1	229	210	19	9
BHE Renewables(1)	521	431	90	21	431	329	102	31
HomeServices	375	160	215	*	160	145	15	10
BHE and Other	3,118	(467)	3,585	*	(467)	(467)	—	—
Total net income attributable to BHE shareholders	$6,943	$2,950	$3,993	*	$2,950	$2,568	$382	15%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful.

Net income attributable to BHE shareholders increased $3,993 million for 2020 compared to 2019. Included in these results was a pre-tax unrealized gain of $4,774 million ($3,470 million after-tax) compared to a pre-tax unrealized loss in 2019 of $313 million ($227 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted net income attributable to BHE shareholders in 2020 was $3,473 million, an increase of $296 million, or 9%, compared to adjusted net income attributable to BHE shareholders in 2019 of $3,177 million.

The increase in net income attributable to BHE shareholders for 2020 compared to 2019 was primarily due to:

•$50 million higher net income at the Utilities with favorable performance at all four utilities (actual retail customer sales volumes increased 74 GWhs, or 0.1%), including $193 million of higher PTCs recognized, offset by a comparative increase in wildfire and other storm restoration costs, primarily at PacifiCorp;
•$106 million higher net income at BHE Pipeline Group, primarily due to $73 million of incremental net income from the GT&S Transaction and a favorable rate case settlement at Northern Natural Gas;
•$55 million lower net income at Northern Powergrid, mainly due to a deferred income tax charge in 2020 from a change in the United Kingdom corporate income tax rate;
•$90 million higher net income at BHE Renewables, primarily due to increased income tax benefits from renewable wind tax equity investments, largely from projects reaching commercial operation, offset by lower earnings from geothermal and natural gas facilities;
•$215 million higher net income at HomeServices, primarily due to higher earnings from mortgage services (71% increase in funded mortgage volume) and brokerage services (13% increase in closed transaction volume) largely attributable to the favorable interest rate environment; and
•$3,585 higher net income at BHE and Other due to the $3,697 million change in the after-tax unrealized position of the Company's investment in BYD Company Limited offset by higher BHE corporate interest expense and unfavorable comparative consolidated state income tax benefits.
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

The increase in net income attributable to BHE shareholders for 2019 compared to 2018 was primarily due to:

•$194 million higher net income at the Utilities with favorable performance at all four utilities (actual retail customer sales volumes increased 74 GWhs, or 0.1%), including $49 million of higher PTCs recognized;
•$35 million higher net income at BHE Pipeline Group, primarily due to higher transportation revenue; and
•$102 million higher net income at BHE Renewables, primarily due to improved earnings from renewable wind projects, including increased income tax benefits from renewable wind tax equity investments largely from projects reaching commercial operation, and higher earnings from geothermal and natural gas facilities.

Reportable Segment Results

PacifiCorp

Operating revenue increased $273 million for 2020 compared to 2019 due to higher retail revenue of $250 million and higher wholesale and other revenue of $23 million. Retail revenue increased primarily due to $234 million from the amortization of certain existing regulatory balances to offset the accelerated depreciation of certain property, plant and equipment and the accelerated amortization of certain regulatory asset balances in relation to Utah and Oregon general rate case orders issued in December 2020. The increase in retail revenue was also due to price impacts of $49 million from changes in sales mix, partially offset by lower customer volumes of $34 million. The increase in wholesale and other revenue was mainly due to $34 million from the amortization of certain existing regulatory balances in Oregon to offset the accelerated depreciation of certain retired wind equipment, partially offset by lower wholesale volumes. Retail customer volumes decreased 1.4% primarily due to the impacts of COVID-19, which resulted in lower industrial and commercial customer usage and higher residential customer usage, partially offset by an increase in the average number of residential and commercial customers and the favorable impact of weather.

Net income decreased $32 million for 2020 compared to 2019, primarily due to an increase in operations and maintenance expense due to higher costs associated with wildfires and the Klamath Hydroelectric Settlement Agreement of $169 million, higher interest expense of $25 million from higher long-term debt balances, higher pension and other postretirement costs of $13 million, lower interest income from lower average interest rates and higher property taxes of $10 million, partially offset by lower tax expense from higher PTCs recognized of $62 million from repowered and new wind-powered generating facilities, higher utility margin of $47 million and higher allowances for equity and borrowed funds used during construction of $38 million. Utility margin increased primarily due to lower coal-fueled and natural gas-fueled generation costs, lower purchased power costs and price impacts from changes in sales mix, partially offset by lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms and lower retail customer volumes.

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

Net income increased $34 million for 2019 compared to 2018, primarily due to higher allowances for equity and borrowed funds used during construction of $55 million, lower pension and post retirement expense of $11 million and higher utility margin of $4 million, partially offset by higher depreciation and amortization expense of $25 million from additional plant placed in-service, lower PTCs of $21 million from expirations, higher interest expense of $17 million and higher operations and maintenance expense of $10 million, primarily due to costs associated with the early retirement of a coal-fueled generation unit totaling $24 million offset by a decrease in wildfire suppression costs of $9 million. Utility margin increased primarily due to lower coal-fueled generation costs, higher wholesale average market prices, higher retail revenue primarily due to favorable customer volumes and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by lower wholesale volumes, higher purchased electricity costs, higher natural gas-fueled generation costs and lower net wheeling revenue.

MidAmerican Funding

Operating revenue decreased $199 million for 2020 compared to 2019, primarily due to lower natural gas operating revenue of $77 million, lower electric operating revenue of $70 million, lower electric and natural gas energy efficiency program revenue of $38 million (offset in operations and maintenance expense) and lower other revenue of $14 million, primarily from nonregulated utility construction services. Natural gas operating revenue decreased primarily due to lower volumes and a lower average per-unit cost of natural gas sold resulting in lower purchased gas adjustment recoveries of $68 million (offset in cost of sales) and a 10.2% decrease in retail customer volumes, primarily due to the unfavorable impact of weather. Electric operating revenue decreased due to lower wholesale and other revenue of $88 million, partially offset by higher retail revenue of $18 million. Electric wholesale and other revenue decreased mainly due to lower average wholesale per-unit prices of $115 million, partially offset by higher wholesale volumes of $28 million. Electric retail revenue increased primarily due to higher customer usage of $38 million, partially offset by price impacts of $18 million from changes in sales mix. Electric retail customer volumes increased 1.2% due to increased usage for certain industrial customers, partially offset by the impacts of COVID-19, which resulted in lower commercial and industrial customer usage and higher residential customer usage.

Net income increased $37 million for 2020 compared to 2019, primarily due to higher income tax benefit of $197 million from higher PTCs recognized of $132 million and the favorable impacts of ratemaking, partially offset by higher depreciation and amortization expense of $77 million due to additional assets placed in-service (offset by $23 million of lower Iowa revenue sharing accruals), lower allowances for equity and borrowed funds used during construction of $45 million, higher interest expense of $20 million and lower electric and natural gas utility margins. PTCs recognized increased due to higher wind-powered generation driven primarily by repowering and new wind projects placed in-service. Electric utility margin decreased due to lower wholesale revenue and the price impacts from changes in sales mix, partially offset by lower generation costs from higher wind generation and higher retail customer volumes. Natural gas utility margin decreased primarily due to lower retail customer volumes primarily due to the unfavorable impact of weather.

Operating revenue decreased $126 million for 2019 compared to 2018, primarily due to lower electric and natural gas energy efficiency program revenue of $76 million (offset in operations and maintenance expense) and lower natural gas operating revenue of $66 million, partially offset by higher other operating revenue of $13 million, primarily from nonregulated utility construction services, and higher electric operating revenue of $3 million. Electric operating revenue increased due to higher retail revenue of $77 million, partially offset by lower wholesale and other revenue of $74 million. Electric retail revenue increased due to higher customer usage of $76 million and higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense), primarily the energy adjustment clause, partially offset by lower average rates of $54 million due to sales mix and $19 million from the unfavorable impact of weather. Electric retail customer volumes increased 1.4% as an increase in industrial volumes of 4.0% was largely offset by lower residential volumes from the unfavorable impact of weather and lower customer usage. Electric wholesale and other revenue decreased due to 10.6% lower sales volumes and $35 million from lower average per-unit prices. Natural gas operating revenue decreased from lower recoveries through the purchased gas adjustment clause due to a lower average per-unit cost of natural gas sold totaling $69 million (offset in cost of sales), partially offset by an increase in retail sales volumes of 2.0% from the favorable impact of weather in 2019.

Net income increased $112 million for 2019 compared to 2018, primarily due to higher income tax benefit of $115 million, largely due to higher PTCs of $70 million and the favorable impacts of ratemaking, higher electric utility margin, higher allowances for equity and borrowed funds of $32 million and higher investment earnings, partially offset by higher interest expense of $55 million and higher depreciation and amortization expense of $30 million due to additional assets placed in-service offset by $46 million of lower Iowa revenue sharing accruals. Electric utility margin increased due to lower generation costs from higher wind generation, higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax expense) and higher retail customer volumes.

NV Energy

Operating revenue decreased $183 million for 2020 compared to 2019, primarily due to lower electric operating revenue. Electric operating revenue decreased primarily due to lower fully-bundled energy rates (offset in cost of sales) of $164 million and a $120 million one-time bill credit given to customers in the fourth quarter of 2020 resulting from a regulatory rate review decision (offset in operations and maintenance and income tax expenses), partially offset by higher retail customer volumes, price impacts from changes in sales mix and a favorable regulatory decision. Electric retail customer volumes, including distribution only service customers, increased 1.5%, primarily due to the favorable impact of weather, largely offset by the impacts of COVID-19, which resulted in lower industrial, distribution only service and commercial customer usage and higher residential customer usage.

Net income increased $45 million for 2020 compared to 2019, primarily due to higher electric utility margin of $100 million, lower pension and post-retirement costs of $9 million and lower income tax expense mainly from the favorable impacts of ratemaking, partially offset by an increase in operations and maintenance expense, mainly from higher earnings sharing accruals at the Nevada Utilities, and higher depreciation and amortization expense of $20 million, mainly from higher plant placed in-service. Electric utility margin increased primarily due to higher retail customer volumes, price impacts from changes in sales mix and a favorable regulatory decision.

Operating revenue decreased $2 million for 2019 compared to 2018, primarily due to lower electric operating revenue of $17 million, partially offset by higher natural gas operating revenue of $15 million. Electric operating revenue decreased due to lower retail revenue of $32 million, partially offset by higher wholesale and other revenue of $15 million. Electric retail revenue decreased primarily due to lower retail customer volumes of $50 million and a decrease from a tax rate reduction rider effective April 2018 of $17 million, partially offset by higher fully-bundled energy rates (offset in cost of sales) of $31 million and an increase in the average number of customers of $9 million. Electric retail customer volumes decreased 1.4% primarily due to the impacts of weather, net of increased distribution only service customer volumes. Natural gas operating revenue increased due to a higher average per-unit price (offset in cost of sales) of $13 million and higher volumes from the impacts of weather.

Net income increased $48 million for 2019 compared to 2018, primarily due to lower operations and maintenance expense, largely due to lower political activity expenses and lower earnings sharing accruals of $23 million at Nevada Power, partially offset by lower electric utility margin of $58 million and higher depreciation and amortization expense. Electric utility margin decreased due to lower retail customer volumes and lower average retail rates from a tax rate reduction rider, partially offset by an increase in the average number of customers and higher wholesale and transmission revenue.

Northern Powergrid

Operating revenue increased $9 million for 2020 compared to 2019, primarily due to higher distribution revenue of $10 million from increased tariff rates of $40 million, partially offset by 5.4% lower units distributed of $30 million largely due to the impacts of COVID-19. Net income decreased $55 million for 2020 compared to 2019, primarily due to write-offs of gas exploration costs of $44 million, higher income tax expense of $37 million and higher distribution-related operating and depreciation expenses of $18 million, partially offset by the higher distribution revenue, lower overall pension expense of $22 million, including lower pension settlement losses recognized in 2020 compared to 2019, and lower interest expense of $9 million. The increase in income tax expense is due to a change in the United Kingdom corporate income tax rate that resulted in a deferred income tax charge of $35 million.

Operating revenue decreased $7 million for 2019 compared to 2018, primarily due to the stronger United States dollar of $45 million and lower distributed units of $21 million, partially offset by higher distribution tariff rates of $39 million and higher smart meter revenue of $15 million due to a larger number of units installed. Net income increased $17 million for 2019 compared to 2018, primarily due to lower overall pension expense of $23 million, largely resulting from lower pension settlement losses recognized in 2019 compared to 2018, and the higher distribution revenues, partially offset by higher distribution-related operating and depreciation expenses of $13 million and the stronger United States dollar of $10 million.

BHE Pipeline Group

Operating revenue increased $447 million for 2020 compared to 2019 due to $331 million of incremental revenue from the GT&S Transaction, a favorable rate case settlement at Northern Natural Gas of $101 million and higher transportation revenue of $43 million, partially offset by lower gas sales at Northern Natural Gas of $23 million related to system balancing activities (largely offset in cost of sales). Net income increased $106 million for 2020 compared to 2019, primarily due to $73 million of incremental net income from the GT&S Transaction, the higher transportation revenue, and a favorable after-tax, rate case settlement at Northern Natural Gas of $32 million, partially offset by higher property and other tax expense of $17 million, including a non-recurring property tax refund in 2019, higher depreciation and amortization expense of $13 million due to increased spending on capital projects and lower interest income of $9 million.

Operating revenue decreased $72 million for 2019 compared to 2018 due to lower gas sales of $89 million at Northern Natural Gas related to system balancing activities (largely offset in cost of sales), partially offset by higher transportation revenue of $19 million. Transportation revenue increased from generally higher volumes and rates, partially offset by the impact of period two rates of $26 million (largely offset in depreciation and amortization expense) and $11 million from refunds related to 2017 Tax Reform at Kern River. Net income increased $35 million for 2019 compared to 2018, primarily due to the higher transportation revenue, excluding the impact of period two rates, lower property and other tax expense of $9 million due to a non-recurring property tax refund in 2019 and favorable margin of $9 million on system balancing activities, partially offset by higher depreciation and amortization expense, net of the impact of lower depreciation rates at Kern River, due to increased spending on capital projects.

BHE Transmission

Operating revenue decreased $48 million for 2020 compared to 2019, primarily due to a regulatory decision received in November 2020 at AltaLink and the stronger United States dollar of $7 million. Net income increased $2 million for 2020 compared to 2019, primarily due to lower non-regulated interest expense at BHE Canada and higher net income at BHE U.S. Transmission of $6 million mainly due to improved equity earnings from ETT, partially offset by the impacts of regulatory decisions received in 2020 and 2019 at AltaLink.

Operating revenue decreased $3 million for 2019 compared to 2018, mainly due to the stronger United States dollar of $17 million, largely offset by favorable regulatory decisions received in 2019 at AltaLink. Net income increased $19 million for 2019 compared to 2018, primarily due to favorable regulatory decisions received in 2019 and the unfavorable impacts of a regulatory rate order received in 2018 at AltaLink and higher equity earnings at ETT, partially offset by the stronger United States dollar impact of $5 million.

BHE Renewables

Operating revenue increased $4 million for 2020 compared to 2019, primarily due to higher natural gas, solar and hydro revenues of $21 million due to favorable generation, partially offset by an unfavorable change in the valuation of a power purchase agreement of $14 million and lower geothermal revenues of $4 million from lower pricing. Net income increased $90 million for 2020 compared to 2019, primarily due to favorable wind tax equity investment earnings of $129 million, partially offset by lower geothermal earnings of $22 million, due to higher operations and maintenance expense and lower pricing, and lower natural gas earnings of $17 million, due to lower margins. Wind tax equity investment earnings improved due to $147 million of earnings from projects reaching commercial operation, partially offset by lower commitment fee income of $15 million and lower earnings from existing tax equity investments of $6 million.

Operating revenue increased $24 million for 2019 compared to 2018, primarily due to higher wind revenues of $32 million and higher natural gas and geothermal revenues of $32 million due to higher generation and pricing from market opportunities, partially offset by lower hydro revenues of $28 million due to lower rainfall and lower solar revenues of $11 million due to lower insolation. Wind revenues increased primarily due to $33 million from new projects and a favorable change in the valuation of a power purchase agreement of $11 million, partially offset by lower generation of $12 million at existing projects. Net income increased $102 million for 2019 compared to 2018, primarily due to higher wind earnings of $74 million and higher geothermal earnings of $53 million, largely due to higher generation and margins from market opportunities and lower operations and maintenance expense, partially offset by lower hydro earnings of $20 million, primarily due to lower rainfall and a declining financial asset balance, and lower solar earnings of $5 million primarily due to lower insolation. Wind earnings were favorable primarily due to improved tax equity investment earnings of $49 million, earnings from new projects of $35 million and a favorable change in the valuation of a power purchase agreement of $11 million, partially offset by lower revenues on existing projects of $12 million, primarily from lower generation, and $8 million of unfavorable changes in the valuation of interest rate swap derivatives. Tax equity investment earnings were favorable due to $57 million of earnings from projects reaching commercial operation and $7 million of higher commitment fee income, partially offset by $13 million of lower earnings from existing projects mainly due to lower generation caused by turbine blade repairs.

HomeServices

Operating revenue increased $923 million for 2020 compared to 2019, primarily due to higher brokerage revenue of $440 million from a 13% increase in closed transaction volume and higher mortgage revenue of $423 million from a 71% increase in funded mortgage volume due to an increase in refinance activity from the favorable interest rate environment. Net income increased $215 million for 2020 compared to 2019, primarily due to higher earnings at mortgage services of $138 million and higher earnings at brokerage services largely attributable to the favorable interest rate environment.

Operating revenue increased $259 million for 2019 compared to 2018, primarily due to an increase from acquired businesses of $221 million and higher mortgage revenue at existing businesses of $103 million from a 32% increase in funded mortgage volume due to an increase in refinance activity, partially offset by lower brokerage revenue at existing businesses of $74 million mainly due to a 1% decrease in closed transaction volume. Net income increased $15 million for 2019 compared to 2018, primarily due to higher earnings at existing mortgage businesses of $33 million due to an increase in refinance activity and net income from acquired businesses of $9 million, partially offset by $36 million of lower earnings at existing brokerage businesses primarily from lower closed volume and margins.

BHE and Other

Operating revenue decreased $118 million for 2020 compared to 2019, primarily due to lower electricity and natural gas volumes at MidAmerican Energy Services, LLC. Net income increased $3,585 million for 2020 compared to 2019, primarily due to the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $3,697 million, partially offset by higher BHE corporate interest expense and unfavorable comparative consolidated state income tax benefits.

Operating revenue decreased $58 million for 2019 compared to 2018, primarily due to lower electricity and natural gas volumes at MidAmerican Energy Services, LLC. Net loss remained the same for 2019 compared to 2018 as the change in the after-tax unrealized position of the Company's investment in BYD Company Limited of $156 million was offset by a $134 million income tax benefit recognized in 2018 related to the accrued repatriation tax on undistributed foreign earnings as a result of 2017 Tax Reform, higher BHE corporate interest expense and lower net income of $14 million at MidAmerican Energy Services, LLC driven by unrealized mark-to-market losses on contracts.

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

As of December 31, 2020, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$623	$13	$39	$64	$78	$87	$386	$1,290

Credit facilities(1)	3,500	1,200	1,509	650	228	923	3,020	11,030
Less:
Short-term debt	—	(93)	—	(45)	(23)	(225)	(1,900)	(2,286)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(2)	—	(590)
Net credit facilities	3,500	889	1,139	605	205	696	1,120	8,154

Total net liquidity	$4,123	$902	$1,178	$669	$283	$783	$1,506	$9,444
Credit facilities:
Maturity dates	2022	2022	2021, 2022	2022	2023	2021, 2024	2021, 2022
(1)    Includes the drawn uncommitted credit facilities totaling $23 million at Northern Powergrid.

Refer to Note 9 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding the Company's credit facilities, letters of credit, equity commitments and other related items.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2020 and 2019 were $6,224 million and $6,206 million, respectively. The increase was primarily due to an increase in income tax receipts and improved operating results, partially offset by changes in working capital.

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

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2020 and 2019 were $(13.2) billion and $(9.0) billion, respectively. The change was primarily due to higher cash paid for acquisitions and higher funding of tax equity investments, partially offset by lower capital expenditures of $599 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

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

Natural Gas Transmission and Storage Business Acquisition

On November 1, 2020, BHE completed its acquisition of substantially all of the natural gas transmission and storage business of DEI and Dominion Questar, exclusive of the Questar Pipeline Group (the "GT&S Transaction"). Under the terms of the Purchase and Sale Agreement, dated July 3, 2020 (the "GT&S Purchase Agreement"), BHE paid approximately $2.5 billion in cash, after post-closing adjustments (the "GT&S Cash Consideration"), and assumed approximately $5.6 billion of existing indebtedness for borrowed money, including fair value adjustments.

On October 5, 2020, DEI and Dominion Questar, as permitted under the terms of the GT&S Purchase Agreement, delivered notice to BHE of their election to terminate the GT&S Transaction with respect to the Questar Pipeline Group and, in connection with the execution of the Q-Pipe Purchase Agreement referenced below, to waive the related termination fee under the GT&S Purchase Agreement. Also on October 5, 2020, BHE entered into a second Purchase and Sale Agreement (the "Q-Pipe Purchase Agreement") with Dominion Questar providing for BHE's purchase of the Questar Pipeline Group from Dominion Questar (the "Q-Pipe Transaction") after receipt of HSR Approval, which is currently anticipated in the first half of 2021, for a cash purchase price of approximately $1.3 billion (the "Q-Pipe Cash Consideration"), subject to adjustment for cash and indebtedness as of the closing, and the assumption of approximately $430 million of existing indebtedness for borrowed money. Under the Q-Pipe Purchase Agreement, BHE delivered the Q-Pipe Cash Consideration of approximately $1.3 billion to Dominion Questar on November 2, 2020.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2020 were $7.1 billion. Sources of cash totaled $11.7 billion and consisted of proceeds from BHE senior debt issuances of $5.2 billion, proceeds from preferred stock issuances of $3.8 billion and proceeds from subsidiary debt issuances totaling $2.7 billion. Uses of cash totaled $4.5 billion and consisted mainly of $2.8 billion for repayments of subsidiary debt, net repayments of short term debt of $939 million and $350 million for repayments of BHE senior debt.

Net cash flows from financing activities for the year ended December 31, 2019 were $3.1 billion. Sources of cash totaled $5.4 billion and consisted of proceeds from subsidiary debt issuances totaling $4.7 billion and net proceeds from short-term debt of $684 million. Uses of cash totaled $2.3 billion and consisted mainly of $1.9 billion for repayments of subsidiary debt and repurchases of common stock of $293 million.

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

Preferred Stock Issuance

On October 29, 2020, BHE issued $3.75 billion of its 4.00% Perpetual Preferred Stock to certain subsidiaries of Berkshire Hathaway Inc. in order to fund the GT&S Cash Consideration and the Q-Pipe Cash Consideration.

Common Stock Transactions

For the years ended December 31, 2020, 2019 and 2018, BHE repurchased 180,358 shares of its common stock for $126 million, 447,712 shares of its common stock for $293 million and 177,381 shares of its common stock for $107 million, respectively.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, by reportable segment for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2018	2019	2020	2021	2022	2023

PacifiCorp	$1,257	$2,175	$2,540	$1,717	$1,911	$2,550
MidAmerican Funding	2,332	2,810	1,836	2,101	1,924	2,036
NV Energy	503	657	675	742	1,001	980
Northern Powergrid	566	602	682	715	584	567
BHE Pipeline Group	427	687	659	1,011	949	939
BHE Transmission	270	247	372	279	294	237
BHE Renewables	817	122	95	96	91	84
HomeServices	47	54	36	46	40	38
BHE and Other(1)	22	10	(130)	79	59	53
Total	$6,241	$7,364	$6,765	$6,786	$6,853	$7,484
(1)BHE and Other includes intersegment eliminations.

	Historical			Forecast
	2018	2019	2020	2021	2022	2023

Wind generation	$2,775	$2,828	$2,125	$1,115	$780	$1,101
Electric distribution	1,385	1,537	1,719	1,726	1,540	1,510
Electric transmission	608	1,070	958	993	1,665	1,734
Natural gas transmission and storage	451	717	640	872	832	865
Solar generation	30	5	16	150	440	1,037
Other	992	1,207	1,307	1,930	1,596	1,237
Total	$6,241	$7,364	$6,765	$6,786	$6,853	$7,484

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation expenditures include the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $848 million for 2020, $1,486 million for 2019 and $1,261 million for 2018. MidAmerican Energy placed in-service 729 MWs (nominal ratings) during 2020, including the acquisition of an existing 80-MW wind farm, 1,019 MWs (nominal ratings) during 2019 and 817 MWs (nominal ratings) during 2018. Wind XI, a 2,000-MW project, was completed in January 2020. Wind XII, a 592-MW project, was placed in-service in 2019 and 2020. MidAmerican Energy had three other wind-powered generation projects under construction in 2020 that totaled 319 MWs, including facilities placed in-service in 2020 and the remainder expected to be placed in-service in early 2021. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of PTCs available. PTCs from these projects are excluded from MidAmerican Energy's Iowa energy adjustment clause until these generation assets are reflected in base rates.
◦MidAmerican Energy is currently planning to construct 483 MWs of additional wind-powered generating facilities, for which the related projects are at varying stages of development. Planned spending for those projects totals $461 million for 2021, $16 million for 2022 and $421 million for 2023.
◦Repowering certain existing wind-powered generating facilities at MidAmerican Energy totaling $37 million for 2020, $369 million for 2019 and $422 million for 2018. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered generating facilities totals $409 million in 2021 and $673 million in 2022. Of the 1,079 MWs of current repowering projects not in-service as of December 31, 2020, 80 MWs are currently expected to qualify for 100% of the federal PTCs available for ten years following each facility's return to service, 592 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.
◦Construction of wind-powered generating facilities at PacifiCorp totaling $1,148 million for 2020, $338 million for 2019 and $9 million for 2018 and includes 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs expected to be placed in-service in 2021. Planned spending for the new wind-powered generating facilities totals $43 million in 2021 and $533 million in 2023. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal PTCs available for ten years once the equipment is placed in-service.
◦Repowering certain existing wind-powered generating facilities at PacifiCorp totaling $125 million for 2020, $585 million for 2019 and $332 million for 2018. The repowering projects entail the replacement of significant components of older turbines. Certain repowering projects were placed in service in 2019 and 2020 and the remaining repowering projects are expected to be placed in-service in 2021. Planned spending for the repowered generating facilities totals $42 million in 2021, $19 million in 2022 and $64 million in 2023. The energy production from such repowered facilities is expected to qualify for 100% of the federal PTCs available for ten years following each facility's return to service.
◦Construction of wind-powered generating facilities at BHE Renewables totaling $15 million for 2019 and $717 million for 2018. BHE Renewables placed in-service 512 MWs during 2018.
•Electric distribution includes both growth and operating expenditures. Growth expenditures include new customer connections and enhancements to existing customer connections. Operating expenditures include ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid, wildfire mitigation, damage restoration and storm damage repairs and investments in routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth and operating expenditures. Growth expenditures include PacifiCorp's costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, which is a major segment of PacifiCorp's Energy Gateway Transmission expansion program placed in-service in November 2020, the Nevada Utilities' Greenlink Nevada transmission expansion program and AltaLink's directly assigned projects from the AESO. Operating expenditures include system reinforcement and investments in routine expenditures for transmission needed to serve existing and expected demand.
•Natural gas transmission and storage includes both growth and operating expenditures. Growth expenditures includes, among other items, the Northern Natural Gas New Lisbon Expansion and Twin Cities Area Expansion projects. Operating expenditures include, among other items, asset modernization and pipeline integrity projects.

•Solar generation includes growth expenditures, including MidAmerican Energy's current plan to construct 767 MWs of small- and utility-scale solar generation, for which the related projects are in varying stages of development. Nevada Power's solar generation investment includes expenditures for a 150 MW solar photovoltaic facility with an additional 100 MW capacity of co-located battery storage, known as the Dry Lake generating facility. Commercial operation at Dry Lake is expected by the end of 2023.
•Other capital expenditures includes both growth and operating expenditures, including routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of CCR.

Contractual Obligations
The Company has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes the Company's material contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due By Periods
		2022-	2024-	2026 and
	2021	2023	2025	After	Total

BHE senior debt	$450	$900	$1,650	$10,551	$13,551
BHE junior subordinated debentures	—	—	—	100	100
Subsidiary debt	1,389	4,148	3,585	26,986	36,108
Interest payments on long-term debt(1)	2,063	3,919	3,511	23,094	32,587
Short-term debt	2,286	—	—	—	2,286
Operating and finance lease liabilities	167	249	156	509	1,081
Interest payments on operating and finance lease liabilities(1)	67	106	80	365	618
Fuel, capacity and transmission contract commitments(1)	2,122	2,866	2,332	12,985	20,305
Construction commitments(1)	783	520	—	4	1,307
Easements(1)	72	148	146	2,229	2,595
Other(1)	472	749	492	1,464	3,177
Total contractual cash obligations	$9,871	$13,605	$11,952	$78,287	$113,715

(1)Not reflected on the Consolidated Balance Sheets.

The Company has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (refer to Liquidity and Capital Resources included within this Item 7 and Note 9), uncertain tax positions (refer to Note 12) and AROs (refer to Note 14), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

Additionally, the Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $2,736 million, $1,619 million and $698 million in 2020, 2019 and 2018, respectively, and has commitments as of December 31, 2020, subject to satisfaction of certain specified conditions, to provide equity contributions of $563 million in 2021 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Regulatory Matters

The Company is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further information regarding the Company's general regulatory framework and current regulatory matters.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by the Company. While COVID-19 has impacted the Company's financial results and operations through December 31, 2020, the impacts have not been material. However, more severe impacts may still occur that could adversely affect future financial results depending on the duration and extent of COVID-19. Most jurisdictions in which the Company operates have moved to varying phases of recovery plans with most businesses opening subject to certain operating restrictions. As the impacts of COVID-19 and related customer and governmental responses remain uncertain, including the duration of restrictions on business openings, reductions in the consumption of electricity or natural gas may continue to occur, particularly in the commercial and industrial classes. Due to regulatory requirements and voluntary actions taken by the Utilities and Northern Powergrid related to customer collection activity and suspension of disconnections for non-payment, the Utilities and Northern Powergrid have seen delays and reductions in cash receipts from retail customers related to the impacts of COVID-19, which could result in higher than normal bad debt write-offs. The amount of such reductions in cash receipts through December 2020 has not been material compared to the same period in 2019, but uncertainty remains. Regulatory jurisdictions may allow for the deferral or recovery of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion. Residential property transactions may also decline in the future at HomeServices due to the varying phases of state recovery plans and associated duration of restrictions on business openings, other measures and general economic uncertainty.

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

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase ZECs and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the ZECs will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. MidAmerican Energy will not receive additional revenue from the subsidy.

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

On December 19, 2019, the FERC issued an order requiring the PJM to broadly apply the MOPR to all new and existing resources, including nuclear. This greatly expands the breadth and scope of the PJM's MOPR, which is effective as of the PJM's next capacity auction. While the FERC included some limited exemptions in its order, no exemptions were available to state-supported nuclear resources, such as Quad Cities Station. The FERC provided no new mechanism for accommodating state-supported resources other than the existing Fixed Resource Requirement ("FRR") mechanism under which an entire utility zone would be removed from PJM's capacity auction along with sufficient resources to support the load in such zone. In response to the FERC's order, the PJM submitted a compliance filing on March 18, 2020, wherein the PJM proposes tariff language reflecting the FERC's directives and a schedule for resuming capacity auctions. On April 16, 2020, the FERC issued an order largely denying requests for rehearing of the FERC's December 2019 order but granting a few clarifications that required an additional PJM compliance filing, which it submitted on June 1, 2020. On October 15, 2020, the FERC issued an order denying requests for rehearing of its April 16, 2020 order and accepting the PJM's two compliance filings, subject to a further compliance filing to revise minor aspects of the proposed MOPR methodology. As part of that order, the FERC also accepted the PJM's proposal to condense the schedule of activities leading up to the next capacity auction but did not specify when that schedule would commence given that a key element of the MOPR level computation remains pending before the FERC in another proceeding. In November 2020, the PJM announced that the next capacity auction will be conducted in May 2021.

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

Exelon Generation is currently working with PJM and other stakeholders to pursue the FRR option as an alternative to the next PJM capacity auction. If Illinois implements the FRR option, Quad Cities Station could be removed from PJM's capacity auction and instead supply capacity and be compensated under the FRR program. If Illinois cannot implement an FRR program in its PJM zones, then the MOPR will apply to Quad Cities Station, resulting in higher offers for its units that may not clear the capacity market. Implementing the FRR program in Illinois will require both legislative and regulatory changes. MidAmerican Energy cannot predict whether or when such legislative and regulatory changes can be implemented or their potential impact on the continued operation of Quad Cities Station.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2020, the applicable entities' credit ratings from the recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2020, the Company would have been required to post $307 million of additional collateral. The Company's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

As of December 31, 2020, the Company's investments that are accounted for under the equity method had short- and long-term debt of $2.7 billion, unused revolving credit facilities of $173 million and letters of credit outstanding of $88 million. As of December 31, 2020, the Company's pro-rata share of such short- and long-term debt was $1.3 billion, unused revolving credit facilities was $87 million and outstanding letters of credit was $43 million. The entire amount of the Company's pro-rata share of the outstanding short- and long-term debt and unused revolving credit facilities is non-recourse to the Company. The entire amount of the Company's pro-rata share of the outstanding letters of credit is recourse to the Company. Although the Company is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

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

The Company continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit the Regulated Businesses' ability to recover their costs. The Company believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at the federal, state and provincial levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as AOCI. Total regulatory assets were $3.4 billion and total regulatory liabilities were $7.5 billion as of December 31, 2020. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Regulated Businesses' regulatory assets and liabilities.

Impairment of Goodwill and Long-Lived Assets

The Company's Consolidated Balance Sheet as of December 31, 2020 includes goodwill of acquired businesses of $11.5 billion. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2020. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings or rate base; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. Refer to Note 22 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding the Company's goodwill.

The Company evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2020, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

Pension and Other Postretirement Benefits

Certain of the Company's subsidiaries sponsor defined benefit pension and other postretirement benefit plans that cover the majority of employees. The Company recognizes the funded status of the defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2020, the Company recognized a net liability totaling $138 million for the funded status of the defined benefit pension and other postretirement benefit plans. As of December 31, 2020, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets totaled $604 million and in AOCI totaled $655 million.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. The Company believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about the defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2020.

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

	Domestic Plans
			Other Postretirement		United Kingdom
	Pension Plans		Benefit Plans		Pension Plan
	+0.5%	-0.5%	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2020
Benefit Obligations:
Discount rate	$(164)	$184	$(38)	$41	$(187)	$219

Effect on 2020 Periodic Cost:
Discount rate	$(2)	$2	$1	$(1)	$(20)	$22
Expected rate of return on plan assets	(12)	12	(4)	4	(11)	11

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

It is probable the Company's regulated businesses will pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to their customers. As of December 31, 2020, these amounts were recognized as a net regulatory liability of $3.3 billion and will be included in regulated rates when the temporary differences reverse.

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

Revenue Recognition - Unbilled Revenue

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. The determination of customer invoices is based on a systematic reading of meters, fixed reservation charges based on contractual quantities and rates or, in the case of the Great Britain distribution businesses, when information is received from the national settlement system. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $750 million as of December 31, 2020. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Unbilled revenue is reversed in the following month and billed revenue is recorded based on the subsequent meter readings.

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

The table that follows summarizes the Company's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $35 million and $79 million, respectively, as of December 31, 2020 and 2019, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices with the contracted or expected volumes. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2020:
Not designated as hedging contracts	$103	$143	$63
Designated as hedging contracts	(4)	10	(18)
Total commodity derivative contracts	$99	$153	$45

As of December 31, 2019:
Not designated as hedging contracts	$16	$57	$(24)
Designated as hedging contracts	(21)	(1)	(41)
Total commodity derivative contracts	$(5)	$56	$(65)

The settled cost of certain of the Company's commodity derivative contracts not designated as hedging contracts is included in regulated rates and, therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose the Company to earnings volatility. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, wholesale natural gas or fuel are higher than what is included in regulated rates, including the impacts of adjustment mechanisms. As of December 31, 2020 and 2019, a net regulatory liability of $14 million and regulatory asset of $77 million, respectively, was recorded related to the net derivative asset of $103 million and $16 million, respectively. The difference between the net regulatory asset and the net derivative asset relates primarily to a power purchase agreement derivative at BHE Renewables. For the Company's commodity derivative contracts designated as hedging contracts, net unrealized gains and losses associated with interim price movements on commodity derivative contracts, to the extent the hedge is considered effective, generally do not expose the Company to earnings volatility.

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

As of December 31, 2020 and 2019, the Company had short- and long-term variable-rate obligations totaling $4.4 billion and $4.8 billion, respectively, that expose the Company to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on the Company's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2020 and 2019.

The Company may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, forward sale commitments or mortgage interest rate lock commitments, to mitigate the Company's exposure to interest rate risk. Changes in fair value of agreements designated as cash flow hedges are reported in AOCI to the extent the hedge is effective until the forecasted transaction occurs. Changes in fair value of agreements not designated as hedging contracts are recognized in earnings. As of December 31, 2020 and 2019, the Company had variable-to-fixed interest rate swaps with notional amounts of $1,083 million and $380 million, respectively, and £121 million and £141 million, respectively, to protect the Company against an increase in interest rates. Additionally, as of December 31, 2020 and 2019, the Company had mortgage commitments, net, with notional amounts of $1,636 million and $913 million, respectively, to protect the Company against an increase in interest rates. The fair value of the Company's interest rate derivative contracts was a net derivative liability of $3 million as of December 31, 2020 and a net derivative liability of $5 million as of December 31, 2019. A hypothetical 20 basis point increase and a 20 basis point decrease in interest rates would not have a material impact on the Company.

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

As of December 31, 2020 and 2019, the Company's investment in BYD Company Limited common stock represented approximately 91% and 69%, respectively, of the total fair value of the Company's equity securities. The majority of the Company's remaining equity securities are held in a trust related to the decommissioning of nuclear generation assets and the realized and unrealized gains and losses are recorded as a net regulatory liability since the Company expects to recover costs for these activities through regulated rates. The following table summarizes the Company's investment in BYD Company Limited as of December 31, 2020 and 2019 and the effects of a hypothetical 30% increase and a 30% decrease in market price as of those dates. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions).

			Estimated	Hypothetical
		Hypothetical	Fair Value after	Percentage Increase
	Fair	Price	Hypothetical	(Decrease) in BHE
	Value	Change	Change in Prices	Shareholders' Equity

As of December 31, 2020	$5,897	30% increase	$7,666	2%
		30% decrease	4,128	(2)

As of December 31, 2019	$1,122	30% increase	$1,459	1%
		30% decrease	785	(1)

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

Northern Powergrid's functional currency is the British pound. As of December 31, 2020, a 10% devaluation in the British pound to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $487 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for Northern Powergrid of $20 million in 2020.

BHE Canada's functional currency is the Canadian dollar. As of December 31, 2020, a 10% devaluation in the Canadian dollar to the United States dollar would result in the Company's Consolidated Balance Sheet being negatively impacted by a $361 million cumulative translation adjustment in AOCI. A 10% devaluation in the average currency exchange rate would have resulted in lower reported earnings for BHE Canada of $17 million in 2020.

As of December 31, 2020, the Company had foreign currency exchange rate swaps with €250 million in aggregate notional amounts to mitigate its Euro denominated debt foreign currency exchange rate risk. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in fair value of the foreign currency exchange rate swaps as of December 31, 2020.

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

As of December 31, 2020, PacifiCorp's aggregate credit exposure with wholesale energy supply and marketing counterparties included counterparties having non-investment grade, internally rated credit ratings. Substantially all of these non-investment grade, internally rated counterparties are associated with long-duration solar and wind power purchase agreements from facilities that have not yet achieved commercial operation and for which PacifiCorp has no obligation should the facilities not achieve commercial operation.

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2020, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

As of December 31, 2020, NV Energy's aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

BHE GT&S primary customers include electric and natural gas distribution utilities and LNG export, import and storage customers. Northern Natural Gas' primary customers include utilities in the upper Midwest. Kern River's primary customers are electric and natural gas distribution utilities, major oil and natural gas companies or affiliates of such companies, electric generating companies, energy marketing and trading companies and financial institutions. As a general policy, collateral is not required for receivables from creditworthy customers. Customers' financial condition and creditworthiness, as defined by the tariff, are regularly evaluated and historical losses have been minimal. In order to provide protection against credit risk, and as permitted by the separate terms of each of BHE GT&S, Northern Natural Gas' and Kern River's tariffs, the companies have required customers that lack creditworthiness to provide cash deposits, letters of credit or other security until they meet the creditworthiness requirements of the respective tariff.

Northern Powergrid

The Northern Powergrid Distribution Companies charge fees for the use of their distribution systems to supply companies. The supply companies purchase electricity from generators and traders, sell the electricity to end-use customers and use the Northern Powergrid Distribution Companies' distribution networks pursuant to the multilateral "Distribution Connection and Use of System Agreement." The Northern Powergrid Distribution Companies' customers are concentrated in a small number of electricity supply businesses. During 2020, RWE Npower PLC and certain of its affiliates and British Gas Trading Limited represented approximately 15% and 12%, respectively, of the total combined distribution revenue of the Northern Powergrid Distribution Companies. The industry operates in accordance with a framework which sets credit limits for each supply business based on its credit rating or payment history and requires them to provide credit cover if their value at risk (measured as being equivalent to 45 days usage) exceeds the credit limit. Acceptable credit typically is provided in the form of a parent company guarantee, letter of credit or an escrow account. Ofgem has indicated that, provided the Northern Powergrid Distribution Companies have implemented credit control, billing and collection in line with best practice guidelines and can demonstrate compliance with the guidelines or are able to satisfactorily explain departure from the guidelines, any bad debt losses arising from supplier default will be recovered through an increase in future allowed income. Losses incurred to date have not been material.

BHE Canada

AltaLink's primary source of operating revenue is the AESO, an entity rated AA- by Standard and Poor's. Because of the dependence on a single customer, any material failure of the customer to fulfill its obligations would significantly impair AltaLink's ability to meet its existing and future obligations. Total operating revenue for AltaLink was $653 million for the year ended December 31, 2020.

BHE Renewables

BHE Renewables owns independent power projects in the United States and the Philippines that generally have separate project financing agreements. These projects source of operating revenue is derived primarily from long-term power purchase agreements with single customers, primarily utilities, which expire between 2019 and 2043. Because of the dependence generally from a single customer at each project, any material failure of the customer to fulfill its obligations would significantly impair that project's ability to meet its existing and future obligations. Total operating revenue for BHE Renewables was $936 million for the year ended December 31, 2020.

    Other Energy Business

MES is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with financial institutions and other market participants. Credit risk may be concentrated to the extent that MES' counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, MES analyzes the financial condition of each significant wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, MES enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. If required, MES exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

As of December 31, 2020, MES' aggregate credit exposure from energy related transactions, based on settlement and mark-to-market exposures, net of collateral, was not material.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Shareholders of
Berkshire Hathaway Energy Company
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

In 2019, the Company has changed its method of accounting for leases due to adoption of ASU 2016-02 "Leases".

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Matters - Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company, through its regulated businesses, is subject to rate regulation by the Federal Energy Regulatory Commission as well as certain other regulatory commissions (collectively the "Commissions"), which have jurisdiction with respect to the rates of the Company's regulated businesses in the respective service territories where the Company operates. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets and liabilities; deferred income taxes; operating revenue; operations and maintenance expense; depreciation and amortization expense and income tax expense (benefit).

Regulated rates are subject to regulatory rate-setting processes. Rates are determined, approved, and established based on a cost-of-service basis, which is designed to allow the Company an opportunity to recover its prudently incurred costs of providing services and to earn a reasonable return on its invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. While the Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that changes to the Commissions' approach to setting rates or other regulatory actions could limit the Company's ability to recover their costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We evaluated the Company's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected the Company's filings with the Commissions and the filings with the Commissions by intervenors that may impact the Company's future rates, for any evidence that might contradict management's assertions.
•We inquired of management about property, plant, and equipment that may be abandoned. We inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

Goodwill — NV Energy and Northern Powergrid Reporting Units — Refer to Notes 2 and 22 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the estimated fair value of the reporting unit to the carrying value. The Company used a variety of methods to estimate the reporting unit's fair value, principally discounted projected future net cash flows. The cash flow model requires management to make significant estimates and assumptions related to forecasts of future cash flows, discount rates, and multiples of earnings or rate base. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company's goodwill balance was $11,506 million as of December 31, 2020, of which $2,369 million was allocated to the NV Energy reporting unit ("NV Energy") and $1,000 million was allocated to the Northern Powergrid reporting unit ("Northern Powergrid"). The fair value of NV Energy and Northern Powergrid exceeded their carrying value as of the measurement date and, therefore, no impairment was recognized.

Given the significant judgments made by management to estimate the fair value of the NV Energy and Northern Powergrid reporting units and the difference between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to selection of the forecasts of future cash flows, discount rate, and multiples of earnings or rate base, required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future cash flows, discount rate, and multiples of earnings or rate base used by management to estimate the fair value of the NV Energy and Northern Powergrid reporting units included the following, among others:
•We evaluated management's ability to accurately forecast future cash flows by comparing actual results to management's historical forecasts.
•We evaluated the reasonableness of management's future cash flow forecasts by comparing the forecasts to historical cash flows.
•We evaluated the impact of changes in management's forecasts from the October 31, 2020, annual measurement date to December 31, 2020.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology, the discount rate, and the multiples of earnings or rate base by:
–Testing the source information underlying the determination of the discount rate and the mathematical accuracy of the calculation.
–Developing a range of independent estimates and comparing those to the discount rate and multiples of earnings or rate base selected by management.

California and Oregon 2020 Wildfires – Contingencies – See Note 16 to the financial statements

Critical Audit Matter Description

The Company has loss contingencies related to the California and Oregon 2020 wildfires (the "2020 wildfires"). The Company has recorded estimated liabilities, net of expected insurance recoveries, of $136 million as of December 31, 2020, which represents its best estimate of probable losses, net of expected insurance recoveries, as a result of the 2020 wildfires.

We identified wildfire-related contingencies and the related disclosure as a critical audit matter because of the significant judgments made by management to estimate the losses. This required the application of a high degree of judgment and extensive effort when performing audit procedures to evaluate the reasonableness of management's estimate of the losses and disclosure related to wildfire-related loss contingencies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's judgments regarding its estimate of losses for wildfire-related contingencies and the related disclosure included the following, among others:
•We evaluated management's judgments related to whether a loss was probable and reasonably estimable, reasonably possible, or remote for each individual wildfire by inquiring of management and the Company's external and internal legal counsel regarding the amounts of probable and reasonably estimable, reasonably possible, and remote losses, including the potential impact of information gained through management's and its external and internal legal counsel's ongoing investigations into the causes of each fire, and external information for any evidence that might contradict management's assertions.
•We evaluated the estimation methodology for determining the amount of probable loss through inquiries with management and its external and internal legal counsel.
•We tested the significant assumptions used in determining the estimate, including, but not limited to, information gained through management's and its external and internal legal counsel's ongoing investigations into the causes of each fire.
•We read legal letters from the Company's external and internal legal counsel regarding information regarding ongoing litigation related to the 2020 wildfires and evaluated whether the information therein was consistent with the information obtained in our procedures.
•We evaluated whether the Company's disclosures were appropriate and consistent with the information obtained in our procedures.

/s/    Deloitte & Touche LLP

Des Moines, Iowa
February 26, 2021

We have served as the Company's auditor since 1991.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,290	$1,040
Restricted cash and cash equivalents	140	212
Trade receivables, net	2,107	1,910
Inventories	1,168	873
Mortgage loans held for sale	2,001	1,039
Other current assets	2,741	839
Total current assets	9,447	5,913

Property, plant and equipment, net	86,128	73,305
Goodwill	11,506	9,722
Regulatory assets	3,157	2,766
Investments and restricted cash and cash equivalents and investments	14,320	6,255
Other assets	2,758	2,090

Total assets	$127,316	$100,051

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,867	$1,839
Accrued interest	555	493
Accrued property, income and other taxes	582	537
Accrued employee expenses	383	285
Short-term debt	2,286	3,214
Current portion of long-term debt	1,839	2,539
Other current liabilities	1,626	1,350
Total current liabilities	9,138	10,257

BHE senior debt	12,997	8,231
BHE junior subordinated debentures	100	100
Subsidiary debt	34,930	28,483
Regulatory liabilities	7,221	7,100
Deferred income taxes	11,775	9,653
Other long-term liabilities	4,178	3,649
Total liabilities	80,339	67,473

Commitments and contingencies (Note 16)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 4 shares issued and outstanding	3,750	—
Common stock - 115 shares authorized, no par value, 76 and 77 shares issued and outstanding	—	—
Additional paid-in capital	6,377	6,389
Long-term income tax receivable	(658)	(530)
Retained earnings	35,093	28,296
Accumulated other comprehensive loss, net	(1,552)	(1,706)
Total BHE shareholders' equity	43,010	32,449
Noncontrolling interests	3,967	129
Total equity	46,977	32,578

Total liabilities and equity	$127,316	$100,051

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
Energy	$15,556	$15,371	$15,573
Real estate	5,396	4,473	4,214
Total operating revenue	20,952	19,844	19,787

Operating expenses:
Energy:
Cost of sales	4,187	4,586	4,769
Operations and maintenance	3,545	3,318	3,440
Depreciation and amortization	3,410	2,965	2,933
Property and other taxes	634	574	573
Real estate	4,885	4,251	4,000
Total operating expenses	16,661	15,694	15,715

Operating income	4,291	4,150	4,072

Other income (expense):
Interest expense	(2,021)	(1,912)	(1,838)
Capitalized interest	80	77	61
Allowance for equity funds	165	173	104
Interest and dividend income	71	117	113
Gains (losses) on marketable securities, net	4,797	(288)	(538)
Other, net	88	97	(9)
Total other income (expense)	3,180	(1,736)	(2,107)

Income before income tax expense (benefit) and equity (loss) income	7,471	2,414	1,965
Income tax expense (benefit)	308	(598)	(583)
Equity (loss) income	(149)	(44)	43
Net income	7,014	2,968	2,591
Net income attributable to noncontrolling interests	71	18	23
Net income attributable to BHE shareholders	6,943	2,950	2,568
Preferred dividends	26	—	—
Earnings on common shares	$6,917	$2,950	$2,568

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Net income	$7,014	$2,968	$2,591

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(19), $(15) and $8	(65)	(59)	25
Foreign currency translation adjustment	233	327	(494)
Unrealized (losses) gains on cash flow hedges, net of tax of $(3), $(8) and $1	(15)	(29)	7
Total other comprehensive income (loss), net of tax	153	239	(462)

Comprehensive income	7,167	3,207	2,129
Comprehensive income attributable to noncontrolling interests	71	18	23
Comprehensive income attributable to BHE shareholders	$7,096	$3,189	$2,106

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2017	$—	$—	$6,368	$—	$22,206	$(398)	$132	$28,308
Adoption of ASU 2016-01	—	—	—	—	1,085	(1,085)	—	—
Net income	—	—	—	—	2,568	—	20	2,588
Other comprehensive loss	—	—	—	—	—	(462)	—	(462)
Reclassification of long-term income tax receivable	—	—	—	(609)	—	—	—	(609)
Long-term income tax receivable adjustments	—	—	—	152	(135)	—	—	17
Common stock purchases	—	—	(6)	—	(101)	—	—	(107)
Distributions	—	—	—	—	—	—	(23)	(23)
Other equity transactions	—	—	9	—	1	—	1	11
Balance, December 31, 2018	—	—	6,371	(457)	25,624	(1,945)	130	29,723
Net income	—	—	—	—	2,950	—	18	2,968
Other comprehensive income	—	—	—	—	—	239	—	239
Long-term income tax receivable adjustments	—	—	33	(73)	—	—	—	(40)
Common stock purchases	—	—	(15)	—	(278)	—	—	(293)
Distributions	—	—	—	—	—	—	(22)	(22)
Other equity transactions	—	—	—	—	—	—	3	3
Balance, December 31, 2019	—	—	6,389	(530)	28,296	(1,706)	129	32,578
Net income	—	—	—	—	6,943	—	70	7,013
Other comprehensive income	—	—	—	—	—	153	—	153
Long-term income tax receivable adjustments	—	—	—	(128)	—	—	—	(128)
Issuance of preferred stock	3,750	—	—	—	—	—	—	3,750
Preferred stock dividend	—	—	—	—	(26)	—	—	(26)
Common stock purchases		—	(6)	—	(120)	—	—	(126)
Distributions	—	—	—	—	—	—	(121)	(121)
Purchase of noncontrolling interest	—	—	(5)	—	—	—	(28)	(33)
BHE GT&S acquisition - noncontrolling interest	—	—	—	—	—	—	3,916	3,916
Other equity transactions	—	—	(1)	—	—	1	1	1
Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$7,014	$2,968	$2,591
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on marketable securities, net	(4,797)	288	538
Losses on other items, net	54	43	56
Depreciation and amortization	3,455	3,011	2,984
Allowance for equity funds	(165)	(173)	(104)
Equity loss, net of distributions	248	93	45
Changes in regulatory assets and liabilities	(415)	153	196
Deferred income taxes and amortization of investment tax credits	1,880	290	8
Other, net	(77)	23	67
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(1,318)	(372)	72
Derivative collateral, net	43	(25)	27
Pension and other postretirement benefit plans	(65)	(51)	(54)
Accrued property, income and other taxes, net	(134)	(16)	199
Accounts payable and other liabilities	501	(26)	145
Net cash flows from operating activities	6,224	6,206	6,770

Cash flows from investing activities:
Capital expenditures	(6,765)	(7,364)	(6,241)
Acquisitions, net of cash acquired	(2,397)	(27)	(106)
Purchases of marketable securities	(370)	(262)	(329)
Proceeds from sales of marketable securities	325	238	287
Equity method investments	(2,724)	(1,617)	(683)
Other, net	(1,234)	69	83
Net cash flows from investing activities	(13,165)	(8,963)	(6,989)

Cash flows from financing activities:
Proceeds from BHE senior debt	5,212	—	3,166
Repayments of BHE senior debt	(350)	—	(1,045)
Proceeds from issuance of preferred stock	3,750	—	—
Common stock purchases	(126)	(293)	(107)
Proceeds from subsidiary debt	2,688	4,699	2,352
Repayments of subsidiary debt	(2,841)	(1,914)	(2,422)
Net (repayments of) proceeds from short-term debt	(939)	684	(1,946)
Purchase of noncontrolling interest	(33)	—	(131)
Other, net	(258)	(52)	(41)
Net cash flows from financing activities	7,103	3,124	(174)

Effect of exchange rate changes	15	18	(7)

Net change in cash and cash equivalents and restricted cash and cash equivalents	177	385	(400)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,268	883	1,283
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,445	$1,268	$883

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

The Company's operations are organized as eight business segments: PacifiCorp and its subsidiaries ("PacifiCorp"), MidAmerican Funding, LLC and its subsidiaries ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. and its subsidiaries ("NV Energy") (which primarily consists of Nevada Power Company and its subsidiaries ("Nevada Power") and Sierra Pacific Power Company ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group, LLC and its subsidiaries (which primarily consists of BHE GT&S, LLC ("BHE GT&S"), Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("BHE Canada") (which primarily consists of AltaLink, L.P. ("AltaLink")) and BHE U.S. Transmission, LLC), BHE Renewables (which primarily consists of BHE Renewables, LLC and CalEnergy Philippines) and HomeServices of America, Inc. and its subsidiaries ("HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies and interests in a liquefied natural gas ("LNG") export, import and storage facility in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of BHE and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. The Consolidated Statements of Operations include the revenue and expenses of any acquired entities from the date of acquisition. The Company consolidates variable interest entities ("VIE") in which it possesses both (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. Intercompany accounts and transactions have been eliminated.

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

Accounting for the Effects of Certain Types of Regulation

PacifiCorp, MidAmerican Energy, Nevada Power, Sierra Pacific, BHE GT&S, Northern Natural Gas, Kern River and AltaLink (the "Regulated Businesses") prepare their financial statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, the Regulated Businesses defer the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

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

Allowance for Credit Losses

Trade receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination and are stated at the outstanding principal amount, net of an estimated allowance for credit losses. The allowance for credit losses is based on the Company's assessment of the collectability of amounts owed to the Company by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. In measuring the allowance for credit losses for trade receivables, the Company primarily utilizes credit loss history. However, the Company may adjust the allowance for credit losses to reflect current conditions and reasonable and supportable forecasts that deviate from historical experience. As of December 31, 2020 and 2019, the allowance for credit losses totaled $77 million and $44 million, respectively, and is included in trade receivables, net on the Consolidated Balance Sheets.

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

Inventories

Inventories consist mainly of fuel, which includes coal stocks, stored gas and fuel oil, totaling $382 million and $257 million as of December 31, 2020 and 2019, respectively, and materials and supplies totaling $786 million and $616 million as of December 31, 2020 and 2019, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined primarily using the average cost method. The cost of stored gas is determined using either the last-in-first-out ("LIFO") method or the lower of average cost or market. With respect to inventories carried at LIFO cost, the replacement cost would be $10 million higher and $2 million lower as of December 31, 2020 and 2019, respectively.

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

Leases

The Company has non-cancelable operating leases primarily for office space, office equipment, generating facilities, land and rail cars and finance leases consisting primarily of transmission assets, generating facilities and vehicles. These leases generally require the Company to pay for insurance, taxes and maintenance applicable to the leased property. Given the capital intensive nature of the utility industry, it is common for a portion of lease costs to be capitalized when used during construction or maintenance of assets, in which the associated costs will be capitalized with the corresponding asset and depreciated over the remaining life of that asset. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. The Company does not include options in its lease calculations unless there is a triggering event indicating the Company is reasonably certain to exercise the option. The Company's accounting policy is to not recognize right-of-use assets and lease obligations for leases with contract terms of one year or less and not separate lease components from non-lease components and instead account for each separate lease component and the non-lease components associated with a lease as a single lease component. Leases will be evaluated for impairment in line with Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" when a triggering event has occurred that might affect the value and use of the assets being leased.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, the Company estimates the fair value of its reporting units. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the excess is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. The Company uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings or rate base; and an appropriate discount rate. In estimating future cash flows, the Company incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2020, 2019 and 2018, the Company did not record any material goodwill impairments.

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

Revenue recognized is equal to what the Company has the right to invoice as it corresponds directly with the value to the customer of the Company's performance to date and includes billed and unbilled amounts. As of December 31, 2020 and 2019, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $750 million and $638 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

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

    Other Revenue

        Energy Products and Services

Other revenue consists primarily of revenue related to power purchase agreements not considered Customer Revenue as they are recognized in accordance with ASC 815, "Derivatives and Hedging" and ASC 842, "Leases" and certain non-tariff-based revenue approved by the regulator that is not considered Customer Revenue within ASC 606, "Revenue from Contracts with Customers."

        Real Estate Service

Mortgage and other revenue consists primarily of revenue related to the mortgage business. Mortgage fee revenue consists of amounts earned related to application and underwriting fees, and fees on canceled loans. Fees associated with the origination of mortgage loans are recognized as earned. These amounts are not considered Customer Revenue as they are recognized in accordance with ASC 815, "Derivatives and Hedging," ASC 825, "Financial Instruments" and ASC 860, "Transfers and Servicing."

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities associated with income tax benefits and expense for certain property-related basis differences and other various differences that the Company's regulated businesses deems probable to be passed on to their customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory commissions.

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

(3)    Business Acquisitions

BHE GT&S Acquisition

Transaction Description

On November 1, 2020, BHE completed its acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy, Inc. ("DEI") and Dominion Energy Questar Corporation ("Dominion Questar"), exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "Questar Pipeline Group") (the "GT&S Transaction"). Under the terms of the Purchase and Sale Agreement, dated July 3, 2020 (the "GT&S Purchase Agreement"), BHE paid approximately $2.5 billion in cash, after post-closing adjustments (the "GT&S Cash Consideration"), and assumed approximately $5.6 billion of existing indebtedness for borrowed money, including fair value adjustments, for 100% of the equity interests of Eastern Gas Transmission and Storage, Inc. ("EGTS") (formerly known as Dominion Energy Transmission, Inc.) and Carolina Gas Transmission, LLC (formerly known as Dominion Energy Carolina Gas Transmission, LLC); 50% of the equity interests of Iroquois Gas Transmission System L.P. ("Iroquois"); and a 25% economic interest in Cove Point LNG, LP ("Cove Point") (formerly known as Dominion Energy Cove Point LNG, LP), consisting of 100% of the general partnership interest and 25% of the total limited partnership interests. BHE became the operator of Cove Point after the GT&S Transaction. The GT&S Transaction received clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Approval") in October 2020, and approval by the Department of Energy with respect to a change in control of Cove Point and the Federal Communications Commission with respect to the transfer of certain licenses earlier in 2020.

On October 5, 2020, DEI and Dominion Questar, as permitted under the terms of the GT&S Purchase Agreement, delivered notice to BHE of their election to terminate the GT&S Transaction with respect to the Questar Pipeline Group and, in connection with the execution of the Q-Pipe Purchase Agreement referenced below, to waive the related termination fee under the GT&S Purchase Agreement. Also on October 5, 2020, BHE entered into a second Purchase and Sale Agreement (the "Q-Pipe Purchase Agreement") with Dominion Questar providing for BHE's purchase of the Questar Pipeline Group from Dominion Questar (the "Q-Pipe Transaction") after receipt of HSR Approval, which is currently anticipated in the first half of 2021, for a cash purchase price of approximately $1.3 billion (the "Q-Pipe Cash Consideration"), subject to adjustment for cash and indebtedness as of the closing, and the assumption of approximately $430 million of existing indebtedness for borrowed money. DEI is also a party to the Q-Pipe Purchase Agreement, as guarantor for certain provisions regarding the Purchase Price Repayment Amount (as defined below) and other matters.

Under the Q-Pipe Purchase Agreement, BHE delivered the Q-Pipe Cash Consideration of approximately $1.3 billion, which is included in other current assets on the Consolidated Balance Sheet as of December 31, 2020, to Dominion Questar on November 2, 2020. If the Q-Pipe Transaction does not close, Dominion Questar has agreed to repay all or (depending on the repayment date) substantially all of the Q-Pipe Cash Consideration (the "Purchase Price Repayment Amount") to BHE on or prior to December 31, 2021. If HSR Approval has not been obtained by June 30, 2021, upon BHE's written request, Dominion Questar will seek alternative buyers for all or a material portion of the Questar Pipeline Group (an "Alternative Transaction"). The Purchase Price Repayment Amount may be paid in cash or in shares of common stock, no par value, of DEI, or a combination thereof, subject to certain limitations as to stock repayments set forth in the Q-Pipe Purchase Agreement; provided any payment on or after December 15, 2021 must be paid in cash only.

The assets acquired in the GT&S Transaction include (i) approximately 5,400 miles of operated natural gas transmission, gathering and storage pipelines with approximately 12.5 billion cubic feet ("Bcf") per day of design capacity; (ii) 420 Bcf of operated natural gas storage design capacity, of which 306 Bcf is owned by BHE GT&S; and (iii) a liquefied natural gas ("LNG") export, import and storage facility with LNG storage capacity of approximately 14.6 Bcfe.

On October 29, 2020, BHE issued $3.75 billion of its 4.00% Perpetual Preferred Stock to certain subsidiaries of Berkshire Hathaway Inc. in order to fund the GT&S Cash Consideration and the Q-Pipe Cash Consideration.

Included in BHE's Consolidated Statement of Operations within the BHE Pipeline Group reportable segment for the year ended December 31, 2020, is operating revenue and net income attributable to BHE shareholders of $331 million and $73 million, respectively, as a result of including BHE GT&S from November 1, 2020. Additionally, BHE incurred $9 million of direct transaction costs associated with the GT&S Transaction that are included in operating expense on the Consolidated Statement of Operations for the year ended December 31, 2020.

Preliminary Allocation of Purchase Price

BHE GT&S' assets acquired and liabilities assumed were measured at estimated fair value at closing. The majority of BHE GT&S' operations are subject to the rate-setting authority of the FERC and are accounted for pursuant to GAAP, including the authoritative guidance for regulated operations. The rate-setting and cost-recovery provisions provide for revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of BHE GT&S' assets acquired and liabilities assumed subject to these rate-setting provisions are assumed to approximate their carrying values and, therefore, no fair value adjustments have been reflected related to these amounts.

The fair value of BHE GT&S' assets acquired and liabilities assumed not subject to the rate-setting provisions discussed above was determined using an income and cost approach. The income approach is based on significant estimates and assumptions, including Level 3 inputs, which are judgmental in nature. The estimates and assumptions include the projected timing and amount of future cash flows, discount rates reflecting the risk inherent in the future cash flows and future market prices. Additionally, the fair value of long-term debt assumed was determined based on quoted market prices, which is considered a Level 2 fair value measurement.

The fair value of certain contracts and property, plant and equipment related to non-regulated operations, certain regulatory assets and other items included in rate base, an equity method investment and deferred income tax amounts are provisional and are subject to revision for up to 12 months following the acquisition date until the related valuations are completed. These items may be adjusted through regulatory assets or liabilities, to the extent recoverable in rates, or goodwill provided additional information is obtained about the facts and circumstances that existed as of the acquisition date. Such information includes, but is not limited to, the receipt of further information regarding the fair value of the contracts and property, plant and equipment related to non-regulated operations, the equity method investment and any associated deferred income tax amounts as well as the evolution of the rate-making process for regulated operations.

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value

Current assets, including cash and cash equivalents of $104	$569
Property, plant and equipment	9,254
Goodwill	1,732
Regulatory assets	108
Deferred income taxes	275
Other long-term assets	1,424
Total assets	13,362

Current liabilities, including current portion of long-term debt of $1,200	1,567
Long-term debt, less current portion	4,415
Regulatory liabilities	661
Other long-term liabilities	289
Total liabilities	6,932
Noncontrolling interest	3,916
Net assets acquired	$2,514

Goodwill

The excess of the purchase price paid over the estimated fair values of the identifiable assets acquired and liabilities assumed totaled $1.7 billion and is reflected as goodwill in the BHE Pipeline Group reportable segment. The goodwill reflects the value paid primarily for the long-term opportunity to improve operating results through the efficient management of operating expenses and the deployment of capital. Goodwill is not amortized, but rather is reviewed annually for impairment or more frequently if indicators of impairment exist. For income tax purposes, the GT&S Acquisition is treated as a deemed asset acquisition resulting from tax elections being made, therefore all tax goodwill is deductible. Due to book and tax basis differences of certain items, book and tax goodwill will differ. The amount of tax goodwill is approximately $0.9 billion and will be amortized over 15 years.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE and the amortization of the purchase price adjustments assuming the acquisition had taken place on January 1, 2019, excluding non-recurring transaction costs incurred by BHE during 2020 (in millions):

	2020	2019

Operating revenue	$22,581	$21,979

Net income attributable to BHE shareholders	$6,800	$3,271

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable
	Life	2020	2019
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$86,730	$81,127
Interstate natural gas pipeline assets	3-80 years	16,667	8,165
		103,397	89,292
Accumulated depreciation and amortization		(30,662)	(26,353)
Regulated assets, net		72,735	62,939

Nonregulated assets:
Independent power plants	5-30 years	7,012	6,983
Other assets	3-40 years	5,659	1,834
		12,671	8,817
Accumulated depreciation and amortization		(2,586)	(2,183)
Nonregulated assets, net		10,085	6,634

Net operating assets		82,820	69,573
Construction work-in-progress		3,308	3,732
Property, plant and equipment, net		$86,128	$73,305

Construction work-in-progress includes $3.2 billion and $3.6 billion as of December 31, 2020 and 2019, respectively, related to the construction of regulated assets.

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

The amounts shown in the table below represent the Company's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2020 (dollars in millions):

			Accumulated	Construction
	Company	Facility In	Depreciation and	Work-in-
	Share	Service	Amortization	Progress
PacifiCorp:
Jim Bridger Nos. 1-4	67%	$1,485	$714	$15
Hunter No. 1	94	486	203	1
Hunter No. 2	60	305	127	—
Wyodak	80	476	254	2
Colstrip Nos. 3 and 4	10	255	145	6
Hermiston	50	184	93	2
Craig Nos. 1 and 2	19	368	305	—
Hayden No. 1	25	75	42	—
Hayden No. 2	13	44	25	—
Transmission and distribution facilities	Various	857	263	100
Total PacifiCorp		4,535	2,171	126
MidAmerican Energy:
Louisa No. 1	88%	853	483	2
Quad Cities Nos. 1 and 2(1)	25	731	437	10
Walter Scott, Jr. No. 3	79	939	498	7
Walter Scott, Jr. No. 4(2)	60	267	130	3
George Neal No. 4	41	318	179	3
Ottumwa No. 1	52	669	247	5
George Neal No. 3	72	524	262	2
Transmission facilities	Various	261	101	—
Total MidAmerican Energy		4,562	2,337	32
NV Energy:
Navajo	11%	10	4	—
Valmy	50	390	291	1
Transmission facilities	Various	70	31	1
On Line Transmission Line	25	160	27	1
Total NV Energy		630	353	3
BHE Pipeline Group:
Ellisburg Pool	39%	28	10	2
Ellisburg Station	50	25	7	1
Harrison	50	53	16	3
Leidy	50	133	44	3
Oakford	50	200	64	2
Common Facilities	Various	277	165	—
Total BHE Pipeline Group		716	306	11
Total		$10,443	$5,167	$172
(1)Includes amounts related to nuclear fuel.
(2)Facility in-service and accumulated depreciation and amortization amounts are net of credits applied under Iowa revenue sharing arrangements totaling $509 million and $112 million, respectively.

(6)    Leases

The following table summarizes the Company's leases recorded on the Consolidated Balance Sheet (in millions):

	As of
	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating leases	$517	$525
Finance leases	501	504
Total right-of-use assets	$1,018	$1,029

Lease liabilities:
Operating leases	$569	$577
Finance leases	514	519
Total lease liabilities	$1,083	$1,096

The following table summarizes the Company's lease costs (in millions):

	Years Ended
	December 31, 2020	December 31, 2019

Variable	$592	$623
Operating	151	170
Finance:
Amortization	18	16
Interest	40	41
Short-term	20	7
Total lease costs	$821	$857

Weighted-average remaining lease term (years):
Operating leases	7.4	7.6
Finance leases	27.5	28.8

Weighted-average discount rate:
Operating leases	4.5%	5.2%
Finance leases	8.5%	8.6%

The following table summarizes the Company's supplemental cash flow information relating to leases (in millions):

	Years Ended
	December 31, 2020	December 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(152)	$(153)
Operating cash flows from finance leases	(40)	(42)
Financing cash flows from finance leases	(24)	(19)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$83	$82
Finance leases	19	14

The Company has the following remaining lease commitments as of (in millions):

	December 31, 2020
	Operating	Finance	Total
2021	$152	$81	$233
2022	125	74	199
2023	93	63	156
2024	66	63	129
2025	50	62	112
Thereafter	199	673	872
Total undiscounted lease payments	685	1,016	1,701
Less - amounts representing interest	(116)	(502)	(618)
Lease liabilities	$569	$514	$1,083

(7)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future regulated rates. The Company's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Employee benefit plans(1)	15 years	$722	$667
Asset retirement obligations	13 years	640	445
Asset disposition costs	Various	347	391
Deferred income taxes(2)	Various	283	223
Demand side management	10 years	197	9
Deferred net power costs	1 year	139	110
Deferred operating costs	11 years	124	134
Other	Various	988	902
Total regulatory assets		$3,440	$2,881

Reflected as:
Current assets		$283	$115
Noncurrent assets		3,157	2,766
Total regulatory assets		$3,440	$2,881
(1)Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.
(2)Amounts primarily represent income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

The Company had regulatory assets not earning a return on investment of $1.6 billion and $1.4 billion as of December 31, 2020 and 2019, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. The Company's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Deferred income taxes(1)	Various	$3,600	$3,611
Cost of removal(2)	26 years	2,435	2,370
Asset retirement obligations	31 years	305	241
Levelized depreciation	29 years	281	304
Other	Various	854	785
Total regulatory liabilities		$7,475	$7,311

Reflected as:
Current liabilities		$254	$211
Noncurrent liabilities		7,221	7,100
Total regulatory liabilities		$7,475	$7,311

(1)Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.
(2)Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(8)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following as of December 31 (in millions):

	2020	2019
Investments:
BYD Company Limited common stock	$5,897	$1,122
Rabbi trusts	440	410
Other	263	187
Total investments	6,600	1,719

Equity method investments:
BHE Renewables tax equity investments	5,626	3,130
Electric Transmission Texas, LLC	594	555
Iroquois Gas Transmission System, L.P.	580	—
JAX LNG, LLC	75	—
Bridger Coal Company	74	81
Other	118	181
Total equity method investments	7,067	3,947

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	676	599
Other restricted cash and cash equivalents	155	230
Total restricted cash and cash equivalents and investments	831	829

Total investments and restricted cash and cash equivalents and investments	$14,498	$6,495

Reflected as:
Other current assets	$178	$240
Noncurrent assets	14,320	6,255
Total investments and restricted cash and cash equivalents and investments	$14,498	$6,495

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

Gains (losses) on marketable securities, net recognized during the period consists of the following (in millions):

	Years Ended December 31,
	2020	2019
Unrealized gains (losses) recognized on marketable securities still held at the reporting date	$4,791	$(290)
Net gains recognized on marketable securities sold during the period	6	2
Gains (losses) on marketable securities, net	$4,797	$(288)

Equity Method Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made contributions of $2,736 million, $1,619 million and $698 million in 2020, 2019 and 2018, respectively, and has commitments as of December 31, 2020, subject to satisfaction of certain specified conditions, to provide equity contributions of $563 million in 2021 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

BHE, through a subsidiary, owns 50% of Electric Transmission Texas, LLC, which owns and operates electric transmission assets in the Electric Reliability Council of Texas footprint. BHE, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut and 50% of JAX LNG, LLC, which is an LNG supplier in Florida serving the growing marine and truck LNG markets. BHE, through a subsidiary, owns 66.67% of Bridger Coal Company ("Bridger Coal"), which is a coal mining joint venture that supplies coal to the Jim Bridger Nos. 1-4 generating facility. Bridger Coal is being accounted for under the equity method of accounting as the power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner.

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

(9)    Short-term Debt and Credit Facilities

The following table summarizes BHE's and its subsidiaries' availability under their credit facilities as of December 31 (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total(1)
2020:
Credit facilities(2)	$3,500	$1,200	$1,509	$650	$228	$923	$3,020	$11,030
Less:
Short-term debt	—	(93)	—	(45)	(23)	(225)	(1,900)	(2,286)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(2)	—	(590)
Net credit facilities	$3,500	$889	$1,139	$605	$205	$696	$1,120	$8,154

2019:
Credit facilities	$3,500	$1,200	$1,309	$650	$199	$674	$1,880	$9,412
Less:
Short-term debt	(1,590)	(130)	—	—	—	(211)	(1,283)	(3,214)
Tax-exempt bond support and letters of credit	—	(256)	(370)	—	—	(3)	—	(629)
Net credit facilities	$1,910	$814	$939	$650	$199	$460	$597	$5,569
(1)The table does not include unused credit facilities and letters of credit for investments that are accounted for under the equity method.
(2)Includes the drawn uncommitted credit facilities totaling $23 million at Northern Powergrid.

As of December 31, 2020, the Company was in compliance with the covenants of its credit facilities and letter of credit arrangements.

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

As of December 31, 2019, the weighted average interest rate on commercial paper borrowings outstanding was 1.91%. This credit facility requires that BHE's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.70 to 1.0 as of the last day of each quarter.

As of December 31, 2020 and 2019, BHE had $105 million and $107 million, respectively, of letters of credit outstanding. These letters of credit primarily support power purchase agreements and debt service requirements at certain subsidiaries of BHE Renewables, LLC expiring through April 2022 and have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

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

As of December 31, 2020 and 2019, the weighted average interest rate on commercial paper borrowings outstanding was 0.16% and 2.05%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2020 and 2019, PacifiCorp had $11 million and $13 million, respectively, of fully available letters of credit issued under committed arrangements in support of certain transactions required by third parties and generally have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

MidAmerican Funding

MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2022. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. MidAmerican Energy has a $600 million unsecured credit facility, which expires in May 2021, with an option to extend for up to three months, and has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. As of December 31, 2019, MidAmerican Energy had a $400 million unsecured credit facility expiring August 2020, which it terminated in May 2020.

MidAmerican Energy had no commercial paper borrowings outstanding as of December 31, 2020 and 2019. The credit facility requires that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

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

Northern Powergrid

Northern Powergrid has a £150 million unsecured credit facility and in October 2020, it exercised the option to extend the credit facility expiry date by one year to October 2023. The credit facility has a variable interest rate based on sterling London Interbank Offered Rate ("LIBOR") plus a spread that varies based on its credit ratings. The credit facility requires that the ratio of consolidated senior total net debt, including current maturities, to regulated asset value not exceed 0.8 to 1.0 at Northern Powergrid and 0.65 to 1.0 at Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc as of June 30 and December 31. Northern Powergrid's interest coverage ratio shall not be less than 2.5 to 1.0.

AltaLink

AltaLink has a C$500 million secured revolving term credit facility expiring in December 2024 with a recurring one-year extension option subject to lender consent. The credit facility, which provides support for borrowings under the unsecured commercial paper program and may also be used for general corporate purposes, has a variable interest rate based on the Canadian bank prime lending rate or a spread above the Bankers' Acceptance rate, at AltaLink's option, based on AltaLink's credit ratings for its senior secured long-term debt securities. In addition, AltaLink has a C$75 million secured revolving term credit facility expiring in December 2024 with a recurring one-year extension option subject to lender consent. The credit facility, which may be used for general corporate purposes and letters of credit, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at AltaLink's option, based on AltaLink's credit ratings for its senior secured long-term debt securities.

On April 27, 2020, AltaLink added a C$100 million revolving term credit facility to its bank credit facilities with a maturity date of April 27, 2021. The credit facility, which may be used for general corporate purposes, has a variable interest rate based on the Canadian bank prime lending rate or a spread above the Bankers' Acceptance rate, at AltaLink's option, based on AltaLink's credit ratings for its senior secured long-term debt securities. On an annual basis, with the consent of the lenders, the AltaLink can request that the maturity date of the credit facility be extended for a further 365 days. AltaLink entered into this credit facility in order to provide additional liquidity during the COVID-19 pandemic and to provide support for certain regulatory decisions.

As of December 31, 2020 and 2019, AltaLink had $113 million and $192 million outstanding under these facilities at a weighted average interest rate of 0.36% and 2.16%, respectively. The credit facilities require the consolidated indebtedness to total capitalization not exceed 0.75 to 1.0 measured as of the last day of each quarter.

AltaLink Investments, L.P. has a C$300 million unsecured revolving term credit facility expiring in December 2024 with a recurring one-year extension option subject to lender consent. The credit facility, which may be used for general corporate purposes and letters of credit to a maximum of C$10 million, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at AltaLink Investments, L.P.'s option, based on AltaLink Investments, L.P.'s credit ratings for its senior unsecured long-term debt securities.

On April 27, 2020, AltaLink Investments, L.P. added a C$200 million revolving term credit facility to its bank credit facilities with a maturity date of April 27, 2021. The credit facility, which may be used for general corporate purposes and letters of credit to a maximum of C$10 million, has a variable interest rate based on the Canadian bank prime lending rate, United States base rate, a spread above the United States LIBOR loan rate or a spread above the Bankers' Acceptance rate, at AltaLink Investments, L.P.'s option, based on AltaLink Investments, L.P.'s credit ratings for its senior unsecured long-term debt securities. On an annual basis, with the consent of the lenders, AltaLink Investments, L.P. can request that the maturity date of the credit facility be extended for a further 365 days.

As of December 31, 2020 and 2019, AltaLink Investments, L.P. had $112 million and $19 million outstanding under this facility at a weighted average interest rate of 1.47% and 3.08%, respectively. The credit facilities require the consolidated total debt to capitalization to not exceed 0.8 to 1.0 and earnings before interest, taxes, depreciation and amortization to interest expense for the four fiscal quarters ended to not be less than 2.25 to 1.0 measured as of the last day of each quarter.

HomeServices

HomeServices has a $600 million unsecured credit facility expiring in September 2022. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the LIBOR or a base rate, at HomeServices' option, plus a spread that varies based on HomeServices' total net leverage ratio as of the last day of each quarter. As of December 31, 2020 and 2019, HomeServices had $100 million and $318 million, respectively, outstanding under its credit facility with a weighted average interest rate of 1.15% and 3.29%, respectively.

Through its subsidiaries, HomeServices maintains mortgage lines of credit totaling $2.4 billion and $1.3 billion as of December 31, 2020 and 2019, respectively, used for mortgage banking activities that expire beginning in January 2021 through September 2021. The mortgage lines of credit have variable rates based on LIBOR plus a spread. Collateral for these credit facilities is comprised of residential property being financed and is equal to the loans funded with the facilities. As of December 31, 2020 and 2019, HomeServices had $1.8 billion and $965 million, respectively, outstanding under these mortgage lines of credit at a weighted average interest rate of 2.03% and 3.51%, respectively.

BHE Renewables Letters of Credit

As of December 31, 2020 and 2019, certain renewable projects collectively have letters of credit outstanding of $305 million and $373 million, respectively, primarily in support of the power purchase agreements and large generator interconnection agreements associated with the projects.

(10)    BHE Debt

Senior Debt

BHE senior debt represents unsecured senior obligations of BHE that are redeemable in whole or in part at any time generally with make-whole premiums. BHE senior debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2020	2019

2.40% Senior Notes, due 2020	—	—	349
2.375% Senior Notes, due 2021	450	448	448
2.80% Senior Notes, due 2023	400	398	398
3.75% Senior Notes, due 2023	500	498	498
3.50% Senior Notes, due 2025	400	398	398
4.05% Senior Notes, due 2025	1,250	1,246	—
3.25% Senior Notes, due 2028	600	594	594
8.48% Senior Notes, due 2028	256	257	259
3.70% Senior Notes, due 2030	1,100	1,096	—
1.65% Senior Notes, due 2031	500	497	—
6.125% Senior Bonds, due 2036	1,670	1,661	1,661
5.95% Senior Bonds, due 2037	550	548	548
6.50% Senior Bonds, due 2037	225	223	223
5.15% Senior Notes, due 2043	750	740	740
4.50% Senior Notes, due 2045	750	738	738
3.80% Senior Notes, due 2048	750	738	737
4.45% Senior Notes, due 2049	1,000	990	990
4.25% Senior Notes, due 2050	900	889	—
2.85% Senior Notes, due 2051	1,500	1,488	—
Total BHE Senior Debt	$13,551	$13,447	$8,581

Reflected as:
Current liabilities		$450	$350
Noncurrent liabilities		12,997	8,231
Total BHE Senior Debt		$13,447	$8,581

Junior Subordinated Debentures

BHE junior subordinated debentures consists of the following as of December 31 (in millions):

	Par Value	2020	2019

Junior subordinated debentures, due 2057	100	100	100
Total BHE junior subordinated debentures - noncurrent	$100	$100	$100

In June 2017, BHE issued $100 million of its 5.00% junior subordinated debentures due June 2057 in exchange for 181,819 shares of BHE no par value common stock held by a minority shareholder. The junior subordinated debentures are redeemable at BHE's option at any time from and after June 15, 2037, at par plus accrued and unpaid interest. Interest expense to the minority shareholder was $5 million for each of the years ended December 31, 2020 and 2019.

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

Distributions at these separate legal entities are limited by various covenants including, among others, leverage ratios, interest coverage ratios and debt service coverage ratios. As of December 31, 2020, all subsidiaries were in compliance with their long-term debt covenants.

Long-term debt of subsidiaries consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (in millions):

	Par Value	2020	2019

PacifiCorp	$8,667	$8,612	$7,658
MidAmerican Funding	7,515	7,431	7,427
NV Energy	3,701	3,673	3,821
Northern Powergrid	3,285	3,259	3,221
BHE Pipeline Group	5,705	6,165	1,247
BHE Transmission	3,897	3,877	3,879
BHE Renewables	3,152	3,116	3,206
HomeServices	186	186	213
Total subsidiary debt	$36,108	$36,319	$30,672

Reflected as:
Current liabilities		$1,389	$2,189
Noncurrent liabilities		34,930	28,483
Total subsidiary debt		$36,319	$30,672

PacifiCorp

PacifiCorp's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs as of December 31 (dollars in millions):

	Par Value	2020	2019
First mortgage bonds:
2.95% to 8.53%, due through 2025	$2,149	$2,145	$2,144
2.70% to 6.71%, due 2026 to 2030	900	895	497
5.25% to 7.70%, due 2031 to 2035	800	796	795
5.75% to 6.35%, due 2036 to 2039	2,500	2,485	2,484
4.10%, due 2042	300	297	297
3.30% to 4.15%, due 2049 to 2051	1,800	1,776	1,186
Variable-rate series, tax-exempt bond obligations (2020-0.14% to 0.16%; 2019-1.60% to 1.80%):
Due 2020	—	—	38
Due 2025	25	25	24
Due 2024 to 2025(1)	193	193	193
Total PacifiCorp	$8,667	$8,612	$7,658

(1)Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $30 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2020.

MidAmerican Funding

MidAmerican Funding's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
MidAmerican Funding:
6.927% Senior Bonds, due 2029	$239	$221	$219

MidAmerican Energy:
Tax-exempt bond obligations -
Variable-rate tax-exempt bond obligation series: (weighted average interest rate - 2020-0.14%, 2019-1.66%), due 2023-2047	370	368	368
First Mortgage Bonds:
3.70%, due 2023	250	249	249
3.50%, due 2024	500	501	501
3.10%, due 2027	375	373	373
3.65%, due 2029	850	862	864
4.80%, due 2043	350	346	346
4.40%, due 2044	400	395	395
4.25%, due 2046	450	445	445
3.95%, due 2047	475	470	470
3.65%, due 2048	700	689	688
4.25%, due 2049	900	873	872
3.15%, due 2050	600	592	591
Notes:
6.75% Series, due 2031	400	397	396
5.75% Series, due 2035	300	298	298
5.80% Series, due 2036	350	348	348
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	6	4	4
Total MidAmerican Energy	7,276	7,210	7,208
Total MidAmerican Funding	$7,515	$7,431	$7,427

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as amended by the First Supplemental Indenture dated as of September 19, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the state of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2020, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $22 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2020 and 2019. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues and $180 million of the variable rate, tax-exempt bonds are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended.

NV Energy

NV Energy's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
NV Energy:
6.250% Senior Notes, due 2020	$—	$—	$321

Nevada Power:
General and refunding mortgage securities:
2.750% Series BB, due 2020	—	—	575
3.700% Series CC, due 2029	500	496	496
2.400% Series DD, due 2030	425	422	—
6.650% Series N, due 2036	367	361	360
6.750% Series R, due 2037	349	347	348
5.375% Series X, due 2040	250	249	249
5.450% Series Y, due 2041	250	244	245
3.125% Series EE, due 2050	300	297	—
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.875% Pollution Control Bonds Series 2017A, due 2032(1)	40	39	39
1.650% Pollution Control Bonds Series 2017, due 2036(1)	40	39	39
1.650% Pollution Control Bonds Series 2017B, due 2039(1)	13	13	13
Total Nevada Power	2,534	2,507	2,364

Sierra Pacific:
General and refunding mortgage securities:
3.375% Series T, due 2023	250	249	249
2.600% Series U, due 2026	400	397	396
6.750% Series P, due 2037	252	256	256
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.850% Pollution Control Series 2016B, due 2029(2)	30	29	29
3.000% Gas and Water Series 2016B, due 2036(3)	60	61	62
0.625% Water Facilities Series 2016C, due 2036(4)	30	30	—
2.050% Water Facilities Series 2016D, due 2036(2)(5)	25	25	25
2.050% Water Facilities Series 2016E, due 2036(2)(5)	25	25	25
2.050% Water Facilities Series 2016F, due 2036(2)	75	74	74
1.850% Water Facilities Series 2016G, due 2036(2)	20	20	20
Total Sierra Pacific	1,167	1,166	1,136
Total NV Energy	$3,701	$3,673	$3,821

(1)    Bonds were purchased by Nevada Power in May 2020 and re-offered at a fixed interest rate. Subject to mandatory purchase by Nevada Power in March 2023 at which date the interest rate may be adjusted.
(2)    Subject to mandatory purchase by Sierra Pacific in April 2022 at which date the interest rate may be adjusted.
(3)    Subject to mandatory purchase by Sierra Pacific in June 2022 at which date the interest rate may be adjusted.
(4)    Bond was purchased by Sierra Pacific during 2019 and re-offered at a fixed rate in September 2020 for a two-year term subject to mandatory purchase by Sierra Pacific in April 2022.
(5)    Bonds were purchased by Sierra Pacific during 2019 and re-offered at a fixed interest rate.

The issuance of General and Refunding Mortgage Securities by the Nevada Utilities are subject to PUCN approval and are limited by available property and other provisions of the mortgage indentures for each of Nevada Power and Sierra Pacific. As of December 31, 2020, approximately $9.1 billion of Nevada Power's and $4.3 billion of Sierra Pacific's (based on original cost) property was subject to the liens of the mortgages.

Northern Powergrid

Northern Powergrid and its subsidiaries' long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2020	2019

8.875% Bonds, due 2020	$—	$—	$135
9.25% Bonds, due 2020	—	—	265
4.133% European Investment Bank loans, due 2022	206	206	252
7.25% Bonds, due 2022	274	277	270
2.50% Bonds, due 2025	205	203	197
2.073% European Investment Bank loan, due 2025	68	70	68
2.564% European Investment Bank loans, due 2027	342	340	330
7.25% Bonds, due 2028	254	257	250
4.375% Bonds, due 2032	205	202	196
5.125% Bonds, due 2035	274	270	262
5.125% Bonds, due 2035	205	203	197
2.750% Bonds, due 2049	205	202	196
2.250% Bonds, due 2059	410	402	389
1.875% Bonds, due 2062	410	403	—
Variable-rate loan, due 2026(2)	186	183	214
Variable-rate loan, due 2026(3)	41	41	—
Total Northern Powergrid	$3,285	$3,259	$3,221
(1)The par values for these debt instruments are denominated in sterling.
(2)Amortizes semiannually and the Company has entered into an interest rate swap that fixes the interest rate on 89% of the outstanding debt. The variable interest rate as of December 31, 2020 was 2.03% (including 2.0% margin) and the fixed interest rate was 3.07% (including 2.0% margin), resulting in a blended rate of 2.96%.
(3)Amortizes semiannually and is 100% variable based on LIBOR. The variable interest rate as of December 31, 2020 was 2.02% (including 2.0% margin).

BHE Pipeline Group

BHE Pipeline Group's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
Eastern Energy Gas:
Variable-rate Senior Notes, due 2021(1)	$500	$500	$—
2.875% Senior Notes, due 2023	250	249	—
3.55% Senior Notes, due 2023	400	399	—
2.50% Senior Notes, due 2024	600	596	—
3.60% Senior Notes, due 2024	450	448	—
3.32% Senior Notes, due 2026 (€250)(2)	305	304	—
3.00% Senior Notes, due 2029	600	594	—
3.80% Senior Notes, due 2031	150	150	—
4.80% Senior Notes, due 2043	400	395	—
4.60% Senior Notes, due 2044	500	493	—
3.90% Senior Notes, due 2049	300	297	—
Total Eastern Energy Gas	4,455	4,425	—
Purchase price adjustment	—	493	—
Total Eastern Energy Gas, net of purchase accounting adjustment	4,455	4,918	—

Northern Natural Gas:
4.25% Senior Notes, due 2021	200	200	200
5.80% Senior Bonds, due 2037	150	149	149
4.10% Senior Bonds, due 2042	250	248	248
4.30% Senior Bonds, due 2049	650	650	650
Total Northern Natural Gas	1,250	1,247	1,247
Total BHE Pipeline Group	$5,705	$6,165	$1,247

(1)    The senior notes have variable interest rates based on LIBOR plus an applicable margin. Eastern Energy Gas has entered into an interest rate swap that fixes the interest rate on 100% of the notes. The fixed interest rates as of December 31, 2020 and 2019 were 3.46% including a 0.60% margin.
(2)    The senior notes are denominated in Euros with an outstanding principal balance of €250 million and a fixed interest rate of 1.45%. Eastern Energy Gas has entered into cross currency swaps that fix USD payments for 100% of the notes. The fixed USD outstanding principal when combined with the swaps is $280 million, with fixed interest rates at both December 31, 2020 and 2019 that averaged 3.32%.

BHE Transmission

BHE Transmission's long-term debt consists of the following, including fair value adjustments and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value(1)	2020	2019
AltaLink Investments, L.P.:
Series 13-1 Senior Bonds, 3.265%, due 2020	$—	$—	$154
Series 15-1 Senior Bonds, 2.244%, due 2022	157	157	154
Total AltaLink Investments, L.P.	157	157	308

AltaLink, L.P.:
Series 2013-2 Notes, 3.621%, due 2020	—	—	96
Series 2012-2 Notes, 2.978%, due 2022	216	216	212
Series 2013-4 Notes, 3.668%, due 2023	393	392	384
Series 2014-1 Notes, 3.399%, due 2024	275	275	269
Series 2016-1 Notes, 2.747%, due 2026	275	274	269
Series 2020-1 Notes, 1.509%, due 2030	177	175	—
Series 2006-1 Notes, 5.249%, due 2036	118	118	115
Series 2010-1 Notes, 5.381%, due 2040	98	98	96
Series 2010-2 Notes, 4.872%, due 2040	118	117	115
Series 2011-1 Notes, 4.462%, due 2041	216	215	211
Series 2012-1 Notes, 3.990%, due 2042	413	407	398
Series 2013-3 Notes, 4.922%, due 2043	275	274	268
Series 2014-3 Notes, 4.054%, due 2044	232	230	226
Series 2015-1 Notes, 4.090%, due 2045	275	273	268
Series 2016-2 Notes, 3.717%, due 2046	354	351	345
Series 2013-1 Notes, 4.446%, due 2053	196	196	192
Series 2014-2 Notes, 4.274%, due 2064	102	102	100
Total AltaLink, L.P.	3,733	3,713	3,564

Other:
Construction Loan, 5.620%, due 2024	7	7	7

Total BHE Transmission	$3,897	$3,877	$3,879

(1)The par values for these debt instruments are denominated in Canadian dollars.

BHE Renewables

BHE Renewables' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
Fixed-rate(1):
Bishop Hill Holdings Senior Notes, 5.125%, due 2032	$70	$69	$77
Solar Star Funding Senior Notes, 3.950%, due 2035	271	269	280
Solar Star Funding Senior Notes, 5.375%, due 2035	861	853	886
Grande Prairie Wind Senior Notes, 3.860%, due 2037	330	327	355
Topaz Solar Farms Senior Notes, 5.750%, due 2039	638	631	672
Topaz Solar Farms Senior Notes, 4.875%, due 2039	182	180	193
Alamo 6 Senior Notes, 4.170%, due 2042	208	205	213
Other	9	8	13
Variable-rate(1):
TX Jumbo Road Term Loan, due 2025(2)	140	138	158
Marshall Wind Term Loan, due 2026(2)	70	69	75
Pinyon Pines I and II Term Loans, due 2034(2)	373	367	284
Total BHE Renewables	$3,152	$3,116	$3,206

(1)Amortizes quarterly or semiannually.
(2)The term loans have variable interest rates based on LIBOR plus a margin that varies during the terms of the agreements. The Company has entered into interest rate swaps that fix the interest rate on 100% of the Pinyon Pines, TX Jumbo Road and Marshall Wind outstanding debt. The fixed interest rates as of December 31, 2020 and 2019 ranged from 3.21% to 5.41%. As of December 31, 2019, Pinyon Pines I and II had entered into interest rate swaps that fixed the interest rate on 75% of the Pinyon Pines outstanding debt through December 31, 2019 and 50% of the Pinyon Pines outstanding debt thereafter. The variable interest rate as of December 31, 2019 was 3.69%.

HomeServices

HomeServices' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
Variable-rate:
Variable-rate term loan (2020 - 1.394%, 2019 - 3.299%), due 2022(1)	$186	$186	$213

(1)Term loan amortizes quarterly and variable-rate resets monthly.

Annual Repayments of Long-Term Debt

The annual repayments of BHE and subsidiary debt for the years beginning January 1, 2021 and thereafter, excluding fair value adjustments and unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

						2026 and
	2021	2022	2023	2024	2025	Thereafter	Total

BHE senior notes	$450	$—	$900	$—	$1,650	$10,551	$13,551
BHE junior subordinated debentures	—	—	—	—	—	100	100
PacifiCorp	420	605	449	591	302	6,300	8,667
MidAmerican Funding	—	—	315	535	13	6,652	7,515
NV Energy	—	—	250	—	—	3,451	3,701
Northern Powergrid	40	521	42	44	319	2,319	3,285
BHE Pipeline Group	700	—	650	1,050	—	3,305	5,705
BHE Transmission	—	374	394	280	—	2,849	3,897
BHE Renewables	196	195	200	210	241	2,110	3,152
HomeServices	33	153	—	—	—	—	186
Totals	$1,839	$1,848	$3,200	$2,710	$2,525	$37,637	$49,759

(12)    Income Taxes

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and the majority of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. As of December 31, 2020, the Company had a current income tax receivable from Berkshire Hathaway for federal income tax of $13 million and a long-term income tax receivable from Berkshire Hathaway, reflected as a component of BHE's shareholders' equity, of $658 million for Iowa state income tax. As of December 31, 2019, the Company had a current income tax payable to Berkshire Hathaway for federal income tax of $76 million and a long-term income tax receivable from Berkshire Hathaway, reflected as a component of BHE's shareholders' equity, of $530 million for Iowa state income tax. Additionally, for the years ended December 31, 2020 and 2019 the Company generated $138 million and $79 million, respectively, of state of Iowa net operating losses which were carried forward and increased the long-term income tax receivable from Berkshire Hathaway.

The BHE GT&S acquisition on November 1, 2020 was treated as a deemed asset acquisition for federal and state income tax purposes due to Berkshire Hathaway and DEI making tax elections under Internal Revenue Code ("IRC") §338(h)(10) for all C-corporations acquired, the intent on making or having in place IRC §754 elections for any partnership interests purchased, and due to all single member LLCs acquired being treated as disregarded entities for income tax purposes. All deferred taxes at BHE GT&S were reset to reflect book and tax basis differences as of November 1, 2020. The primary deferred tax items recorded by the Company include long-term debt, pension and other postretirement liabilities, and intangible assets. Since the BHE GT&S acquisition is deemed an asset acquisition for federal and state income tax purposes, all of the approximately $0.9 billion of tax goodwill is amortizable over 15 years. At the acquisition date there is no deferred tax liability recorded for the difference between book goodwill of approximately $1.7 billion versus the tax goodwill of approximately $0.9 billion, due to the inability to record a deferred tax liability when book goodwill exceeds tax goodwill.

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

Income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$(1,537)	$(956)	$(686)
State	(121)	(13)	(9)
Foreign	86	81	104
	(1,572)	(888)	(591)
Deferred:
Federal	1,438	431	165
State	424	(127)	(131)
Foreign	21	(8)	(20)
	1,883	296	14

Investment tax credits	(3)	(6)	(6)
Total	$308	$(598)	$(583)

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
Income tax credits	(16)	(32)	(30)
Effects of ratemaking	(3)	(6)	(8)
State income tax, net of federal income tax benefit	3	(5)	(6)
Effects of tax rate change and repatriation tax	—	—	(4)
Income tax effect of foreign income	—	(2)	(3)
Equity income	—	—	1
Other, net	(1)	(1)	(1)
Effective income tax rate	4%	(25)%	(30)%

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

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2020	2019
Deferred income tax assets:
Regulatory liabilities	$1,420	$1,610
Federal, state and foreign carryforwards	677	575
AROs	304	306
Other	777	590
Total deferred income tax assets	3,178	3,081
Valuation allowances	(204)	(143)
Total deferred income tax assets, net	2,974	2,938

Deferred income tax liabilities:
Property-related items	(10,816)	(10,439)
Investments	(2,821)	(1,137)
Regulatory assets	(785)	(631)
Other	(327)	(384)
Total deferred income tax liabilities	(14,749)	(12,591)
Net deferred income tax liability	$(11,775)	$(9,653)

The following table provides the Company's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2020 (in millions):

	Federal	State	Foreign	Total
Net operating loss carryforwards(1)	$302	$7,190	$704	$8,196
Deferred income taxes on net operating loss carryforwards	63	409	162	634
Expiration dates	2021 - indefinite	2021 - indefinite	2021 - 2039

Tax credits	$15	$28	$—	$43
Expiration dates	2023 - 2026	2021 - indefinite

(1)The federal net operating loss carryforwards relate principally to net operating loss carryforwards of subsidiaries that are tax residents in both the United States and the United Kingdom. The federal net operating loss carryforwards were generated prior to Berkshire Hathaway Inc.'s ownership and will begin to expire in 2021.

The United States Internal Revenue Service has closed or effectively settled its examination of the Company's income tax returns through December 31, 2013. The statute of limitations for the Company's income tax returns have expired through December 31, 2009, for Utah, through December 31, 2011, for California, Michigan, Minnesota, Montana, Nebraska, Oregon and Wisconsin, and through December 31, 2016, except for the impact of any federal audit adjustments, for Connecticut, Idaho, Illinois, Iowa, Kansas and New York. The closure of examinations, or the expiration of the statute of limitations, for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of the Company's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$145	$185
Additions based on tax positions related to the current year	5	3
Additions for tax positions of prior years	6	13
Reductions for tax positions of prior years	(1)	(37)
Statute of limitations	(4)	(9)
Settlements	1	(5)
Interest and penalties	1	(5)
Ending balance	$153	$145

As of December 31, 2020 and 2019, the Company had unrecognized tax benefits totaling $141 million and $139 million, respectively, that if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect the Company's effective income tax rate.

(13)    Employee Benefit Plans

Defined Benefit Plans

Domestic Operations

PacifiCorp, MidAmerican Energy and NV Energy sponsor defined benefit pension plans that cover a majority of all employees of BHE and its domestic energy subsidiaries. These pension plans include noncontributory defined benefit pension plans, supplemental executive retirement plans ("SERP") and restoration plans. PacifiCorp, MidAmerican Energy and NV Energy also provide certain postretirement healthcare and life insurance benefits through various plans to eligible retirees.

On November 1, 2020, BHE completed its acquisition of substantially all of the natural gas transmission and storage business of DEI and Dominion Questar, exclusive of the Questar Pipeline Group (the "GT&S Transaction"). Defined benefit pension and postretirement benefits provided to the employees of BHE GT&S, which were part of the GT&S Transaction completed on November 1, 2020, are administered in the respective plans sponsored by MidAmerican Energy. Initial pension and postretirement plan liabilities of $81 million and $37 million, respectively, resulted from the GT&S Transaction.

    Net Periodic Benefit Cost

For purposes of calculating the expected return on plan assets, a market-related value is used. The market-related value of plan assets is generally calculated by spreading the difference between expected and actual investment returns over a five-year period beginning after the first year in which they occur.

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Service cost	$17	$16	$21	$7	$8	$9
Interest cost	93	111	105	21	27	24
Expected return on plan assets	(140)	(154)	(164)	(34)	(40)	(41)
Settlement	—	—	21	—	—	—
Net amortization	32	31	28	(4)	(6)	(13)
Net periodic benefit cost (credit)	$2	$4	$11	$(10)	$(11)	$(21)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Plan assets at fair value, beginning of year	$2,656	$2,396	$742	$664
Employer contributions	13	12	3	2
Participant contributions	—	—	8	9
Actual return on plan assets	373	456	40	122
Settlement	—	(22)	—	—
Benefits paid	(218)	(186)	(49)	(55)
Plan assets at fair value, end of year	$2,824	$2,656	$744	$742

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Benefit obligation, beginning of year	$2,878	$2,718	$673	$672
Service cost	17	16	7	8
Interest cost	93	111	21	27
Participant contributions	—	—	8	9
Actuarial loss	226	242	61	12
Amendment	—	(1)	—	—
Settlement	—	(22)	—	—
Acquisition	81	—	37	—
Benefits paid	(218)	(186)	(49)	(55)
Benefit obligation, end of year	$3,077	$2,878	$758	$673
Accumulated benefit obligation, end of year	$2,999	$2,867

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Plan assets at fair value, end of year	$2,824	$2,656	$744	$742
Benefit obligation, end of year	3,077	2,878	758	673
Funded status	$(253)	$(222)	$(14)	$69

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$43	$73	$20	$76
Other current liabilities	(13)	(13)	—	—
Other long-term liabilities	(283)	(282)	(34)	(7)
Amounts recognized	$(253)	$(222)	$(14)	$69

The SERPs and restoration plan have no plan assets; however, the Company has Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERPs and restoration plan. The cash surrender value of all of the policies included in the Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $303 million and $252 million as of December 31, 2020 and 2019, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets.

The fair value of plan assets, projected benefit obligation and accumulated benefit obligation for (1) pension and other postretirement benefit plans with a projected benefit obligation in excess of the fair value of plan assets and (2) pension plans with an accumulated benefit obligation in excess of the fair value of plan assets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Fair value of plan assets	$1,782	$1,939	$417	$439

Projected benefit obligation	$2,069	$2,227	$451	$446

Fair value of plan assets	$1,064	$1,939

Accumulated benefit obligation	$1,341	$2,222

    Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Net loss (gain)	$612	$653	$34	$(23)
Prior service credit	(1)	(2)	(9)	(14)
Regulatory deferrals	2	1	3	6
Total	$613	$652	$28	$(31)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2020 and 2019 is as follows (in millions):

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Pension
Balance, December 31, 2018	$730	$—	$16	$746
Net (gain) loss arising during the year	(38)	(33)	10	(61)
Net prior service credit arising during the year	—	—	(2)	(2)
Net amortization	(31)	—	—	(31)
Total	(69)	(33)	8	(94)
Balance, December 31, 2019	661	(33)	24	652
Net (gain) loss arising during the year	(30)	13	10	(7)
Net amortization	(31)	—	(1)	(32)
Total	(61)	13	9	(39)
Balance, December 31, 2020	$600	$(20)	$33	$613

			Accumulated
			Other
	Regulatory	Regulatory	Comprehensive
	Asset	Liability	Loss	Total
Other Postretirement
Balance, December 31, 2018	$44	$(10)	$1	$35
Net gain arising during the year	(45)	(23)	(4)	(72)
Net amortization	5	1	—	6
Total	(40)	(22)	(4)	(66)
Balance, December 31, 2019	4	(32)	(3)	(31)
Net loss arising during the year	36	12	7	55
Net amortization	7	(3)	—	4
Total	43	9	7	59
Balance, December 31, 2020	$47	$(23)	$4	$28

Plan Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Benefit obligations as of December 31:
Discount rate	2.60%	3.32%	4.25%	2.59%	3.24%	4.21%
Rate of compensation increase	2.75%	2.75%	2.75%	NA	NA	NA
Interest crediting rates for cash balance plan
2018	NA	NA	3.38%	NA	NA	NA
2019	NA	3.22%	3.54%	NA	NA	NA
2020	2.44%	2.94%	3.54%	NA	NA	NA
2021	2.25%	2.94%	3.56%	NA	NA	NA
2022	2.25%	3.02%	3.56%	NA	NA	NA
2023	2.65%	3.02%	3.56%	NA	NA	NA

Net periodic benefit cost for the years ended December 31:
Discount rate	3.32%	4.25%	3.60%	3.24%	4.21%	3.57%
Expected return on plan assets	5.94%	6.48%	6.36%	5.42%	6.39%	6.44%
Rate of compensation increase	2.75%	2.75%	2.75%	NA	NA	NA
Interest crediting rate for cash balance plan	2.44%	3.22%	3.38%	NA	NA	NA

In establishing its assumption as to the expected return on plan assets, the Company utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2020	2019
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	6.30%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

    Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $13 million and $14 million, respectively, during 2021. Funding to the established pension trusts is based upon the actuarially determined costs of the plans and the requirements of the IRC, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. The Company considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. The Company evaluates a variety of factors, including funded status, income tax laws and regulatory requirements, in determining contributions to its other postretirement benefit plans.

The expected benefit payments to participants in the Company's pension and other postretirement benefit plans for 2021 through 2025 and for the five years thereafter are summarized below (in millions):

	Projected Benefit
	Payments
		Other
	Pension	Postretirement

2021	$236	$53
2022	219	54
2023	220	54
2024	211	54
2025	206	52
2026-2030	926	238

    Plan Assets

Investment Policy and Asset Allocations

The Company's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of debt securities, equity securities and other alternative investments. Maturities for debt securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the Berkshire Hathaway Energy Company Investment Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments.

The target allocations (percentage of plan assets) for the Company's pension and other postretirement benefit plan assets are as follows as of December 31, 2020:

Other
	Pension	Postretirement
	%	%
PacifiCorp:
Debt securities(1)	25-35	75-83
Equity securities(1)	53-68	16-24
Limited partnership interests	7-12	1-3

MidAmerican Energy:
Debt securities(1)	50-80	60-70
Equity securities(1)	20-50	30-40
Real estate funds	0-5	—
Other	0-5	0-5

NV Energy:
Debt securities(1)	60-75	60-70
Equity securities(1)	25-40	30-40

(1)For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit pension plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Total
As of December 31, 2020:
Cash equivalents	$—	$79	$79
Debt securities:
United States government obligations	52	—	52
Corporate obligations	—	748	748
Municipal obligations	—	69	69
Equity securities:
United States companies	224	—	224
Total assets in the fair value hierarchy	$276	$896	1,172
Investment funds(2) measured at net asset value			1,521
Limited partnership interests(3) measured at net asset value			88
Real estate funds measured at net asset value			43
Total assets measured at fair value			$2,824

As of December 31, 2019:
Cash equivalents	$27	$36	$63
Debt securities:
United States government obligations	210	—	210
International government obligations	—	5	5
Corporate obligations	—	376	376
Municipal obligations	—	28	28
Agency, asset and mortgage-backed obligations	—	115	115
Equity securities:
United States companies	547	1	548
International companies	136	—	136
Investment funds(2)	125	—	125
Total assets in the fair value hierarchy	$1,045	$561	1,606
Investment funds(2) measured at net asset value			915
Limited partnership interests(3) measured at net asset value			93
Real estate funds measured at net asset value			42
Total assets measured at fair value			$2,656

(1)Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 69% and 31%, respectively, for 2020 and 62% and 38%, respectively, for 2019. Additionally, these funds are invested in United States and international securities of approximately 79% and 21%, respectively, for 2020 and 66% and 34%, respectively, for 2019.
(3)Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

The following table presents the fair value of plan assets, by major category, for the Company's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Total
As of December 31, 2020:
Cash equivalents	$20	$2	$22
Debt securities:
United States government obligations	15	—	15
Corporate obligations	—	102	102
Municipal obligations	—	82	82
Agency, asset and mortgage-backed obligations	—	47	47
Equity securities:
United States companies	6	—	6
Investment funds(2)	299	—	299
Total assets in the fair value hierarchy	$340	$233	573
Investment funds(2) measured at net asset value			167
Limited partnership interests(3) measured at net asset value			4
Total assets measured at fair value			$744

As of December 31, 2019:
Cash equivalents	$17	$1	$18
Debt securities:
United States government obligations	23	—	23
Corporate obligations	—	44	44
Municipal obligations	—	57	57
Agency, asset and mortgage-backed obligations	—	33	33
Equity securities:
United States companies	151	—	151
International companies	6	—	6
Investment funds(2)	236	—	236
Total assets in the fair value hierarchy	$433	$135	568
Investment funds(2) measured at net asset value			169
Limited partnership interests(3) measured at net asset value			5
Total assets measured at fair value			$742

(1)Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 40% and 60%, respectively, for 2020 and 58% and 42%, respectively, for 2019. Additionally, these funds are invested in United States and international securities of approximately 79% and 21%, respectively, for 2020 and 75% and 25%, respectively, for 2019.
(3)Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.

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

    Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by including the difference between expected and actual investment returns after the first year in which they occur.

Net periodic benefit cost for the UK Plan included the following components for the years ended December 31 (in millions):

	2020	2019	2018

Service cost	$16	$16	$19
Interest cost	40	49	56
Expected return on plan assets	(101)	(100)	(101)
Settlement	17	26	44
Net amortization	43	46	45
Net periodic benefit cost	$15	$37	$63

    Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	2020	2019

Plan assets at fair value, beginning of year	$2,151	$1,989
Employer contributions	56	56
Participant contributions	1	1
Actual return on plan assets	181	194
Settlement	(63)	(99)
Benefits paid	(67)	(71)
Foreign currency exchange rate changes	75	81
Plan assets at fair value, end of year	$2,334	$2,151

The following table is a reconciliation of the benefit obligation for the years ended December 31 (in millions):

	2020	2019

Benefit obligation, beginning of year	$2,019	$1,833
Service cost	16	16
Interest cost	40	49
Participant contributions	1	1
Actuarial loss	188	175
Settlement	(63)	(99)
Benefits paid	(67)	(71)
Foreign currency exchange rate changes	71	115
Benefit obligation, end of year	$2,205	$2,019
Accumulated benefit obligation, end of year	$1,963	$1,786

The funded status of the UK Plan and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	2020	2019

Plan assets at fair value, end of year	$2,334	$2,151
Benefit obligation, end of year	2,205	2,019
Funded status	$129	$132

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$129	$132

    Unrecognized Amounts

The portion of the funded status of the UK Plan not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	2020	2019

Net loss	$612	$543
Prior service cost	6	6
Total	$618	$549

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost, which are included in accumulated other comprehensive loss on the Consolidated Balance Sheets, for the years ended December 31 is as follows (in millions):

	2020	2019

Balance, beginning of year	$549	$480
Net loss arising during the year	108	81
Settlement	(17)	(26)
Net amortization	(43)	(46)
Foreign currency exchange rate changes	21	60
Total	69	69
Balance, end of year	$618	$549

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	2020	2019	2018

Benefit obligations as of December 31:
Discount rate	1.40%	2.10%	2.90%
Rate of compensation increase	3.05%	3.30%	3.55%
Rate of future price inflation	2.55%	2.80%	3.05%

Net periodic benefit cost for the years ended December 31:
Discount rate	2.10%	2.90%	2.60%
Expected return on plan assets	5.00%	5.10%	4.90%
Rate of compensation increase	3.30%	3.55%	3.45%
Rate of future price inflation	2.80%	3.05%	2.95%

Contributions and Benefit Payments

Employer contributions to the UK Plan are expected to be £50 million during 2021. The expected benefit payments to participants in the UK Plan for 2021 through 2025 and for the five years thereafter, excluding lump sum settlement elections and using the foreign currency exchange rate as of December 31, 2020, are summarized below (in millions):

2021	$74
2022	75
2023	77
2024	79
2025	81
2026-2030	431

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

The target allocations (percentage of plan assets) for the UK Plan assets are as follows as of December 31, 2020:

%
Debt securities(1)	60-70
Equity securities(1)	10-20
Real estate funds and other	15-25

(1)For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds have been allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements

The following table presents the fair value of the UK Plan assets, by major category (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Cash equivalents	$5	$49	$—	$54
Debt securities:
United Kingdom government obligations	1,102	—	—	1,102
Equity securities:
Investment funds(2)	—	833	—	833
Real estate funds	—	—	237	237
Total	$1,107	$882	$237	2,226
Investment funds(2) measured at net asset value				108
Total assets measured at fair value				$2,334

As of December 31, 2019:
Cash equivalents	$3	$24	$—	$27
Debt securities:
United Kingdom government obligations	960	—	—	960
Equity securities:
Investment funds(2)	—	818	—	818
Real estate funds	—	—	243	243
Total	$963	$842	$243	2,048
Investment funds(2) measured at net asset value				103
Total assets measured at fair value				$2,151

(1)Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 40% and 60%, respectively, for 2020 and 38% and 62%, respectively, for 2019.

The fair value of the UK Plan's assets are determined similar to the plan assets of the domestic plans as previously discussed.

The following table reconciles the beginning and ending balances of the UK Plan assets measured at fair value using significant Level 3 inputs for the years ended December 31 (in millions):

	Real Estate Funds
	2020	2019	2018

Beginning balance	$243	$239	$230
Actual return on plan assets still held at period end	(13)	(5)	23
Foreign currency exchange rate changes	7	9	(14)
Ending balance	$237	$243	$239

Defined Contribution Plans

The Company sponsors various defined contribution plans covering substantially all employees. The Company's contributions vary depending on the plan, but matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. The Company's contributions to these plans were $127 million, $115 million and $112 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The Company does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $2.4 billion as of December 31, 2020 and 2019.

The following table presents the Company's ARO liabilities by asset type as of December 31 (in millions):

	2020	2019

Fossil fuel facilities	$529	$623
Quad Cities Station	376	358
Wind generating facilities	273	211
Offshore pipeline facilities	16	15
Solar generating facilities	24	21
Other	123	44
Total asset retirement obligations	$1,341	$1,272

Quad Cities Station nuclear decommissioning trust funds	$676	$599

The following table reconciles the beginning and ending balances of the Company's ARO liabilities for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$1,272	$985
Change in estimated costs	46	257
Acquisitions	122	—
Additions	51	43
Retirements	(201)	(61)
Accretion	51	48
Ending balance	$1,341	$1,272

Reflected as:
Other current liabilities	$184	$167
Other long-term liabilities	1,157	1,105
Total ARO liability	$1,341	$1,272

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

Following groundwater testing at its coal combustion residuals ("CCR") surface impoundments, MidAmerican Energy discontinued sending CCR to surface impoundments and initiated analysis of additional actions to be taken. As a result of that analysis, MidAmerican Energy is removing all CCR material located below the water table and capping the material in such facilities, which is a more extensive closure activity than previously assumed. In 2019, MidAmerican Energy increased the AROs for its fossil-fueled generating facilities by $237 million related to the cost of this closure activity. Closure activity on the six existing surface impoundments is estimated to extend through 2023.

(15)    Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 - Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

The following table presents the Company's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$1	$73	$135	$(21)	$188
Foreign currency exchange rate derivatives	—	20	—	—	20
Interest rate derivatives	—	—	62	—	62
Mortgage loans held for sale	—	2,001	—	—	2,001
Money market mutual funds(2)	873	—	—	—	873
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	5,906	—	—	—	5,906
Investment funds	201	—	—	—	201
	$7,562	$2,180	$197	$(21)	$9,918
Liabilities:
Commodity derivatives	$(1)	$(90)	$(19)	$56	$(54)
Foreign currency exchange rate derivatives	—	(2)	—	—	(2)
Interest rate derivatives	(5)	(60)	—	—	(65)
	$(6)	$(152)	$(19)	$56	$(121)

As of December 31, 2019:
Assets:
Commodity derivatives	$—	$45	$108	$(24)	$129
Interest rate derivatives	—	2	14	—	16
Mortgage loans held for sale	—	1,039	—	—	1,039
Money market mutual funds(2)	824	—	—	—	824
Debt securities:
United States government obligations	189	—	—	—	189
International government obligations	—	4	—	—	4
Corporate obligations	—	58	—	—	58
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	336	—	—	—	336
International companies	1,131	—	—	—	1,131
Investment funds	169	—	—	—	169
	$2,649	$1,150	$122	$(24)	$3,897
Liabilities:
Commodity derivatives	$(4)	$(143)	$(11)	$103	$(55)
Interest rate derivatives	(2)	(19)	—	—	(21)
	$(6)	$(162)	$(11)	$103	$(76)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $35 million and $79 million as of December 31, 2020 and 2019, respectively.
(2)Amounts are included in cash and cash equivalents; other current assets; and noncurrent investments and restricted cash and investments on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	Commodity Derivatives			Interest Rate Derivatives
	2020	2019	2018	2020	2019	2018

Beginning balance	$97	$99	$94	$14	$10	$9
Changes included in earnings	(10)	10	1	772	479	181
Changes in fair value recognized in OCI	—	(1)	2	—	—	—
Changes in fair value recognized in net regulatory assets	(17)	(26)	3	—	—	—
Purchases	5	6	3	—	—	—
Settlements	41	9	(4)	(724)	(475)	(180)
Ending balance	$116	$97	$99	$62	$14	$10

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

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$49,866	$60,633	$39,353	$46,004

(16)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2020 are as follows (in millions):

						2026 and
	2021	2022	2023	2024	2025	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$2,122	$1,559	$1,307	$1,285	$1,047	$12,985	$20,305
Construction commitments	783	372	148	—	—	4	1,307
Easements	72	74	74	73	73	2,229	2,595
Maintenance, service and other contracts	413	366	313	257	210	1,435	2,994
	$3,390	$2,371	$1,842	$1,615	$1,330	$16,653	$27,201

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

MidAmerican Energy has long-term rail transportation contracts with BNSF Railway Company ("BNSF"), an affiliate company, and Union Pacific Railroad Company for the transportation of coal to all of the MidAmerican Energy-operated coal-fueled generating facilities. For the years ended December 31, 2020, 2019 and 2018, $90 million, $123 million and $111 million, respectively, were incurred for coal transportation services, the majority of which was related to the BNSF agreement.

Construction Commitments

The Company's firm construction commitments reflected in the table above include the following major construction projects:
•PacifiCorp's costs associated with certain generating plant, transmission and distribution projects.
•MidAmerican Energy's firm construction commitments primarily consisting of contracts for the repowering and construction of wind-powered generating facilities.
•Nevada Power's firm construction commitment consisting of costs associated with the planned Dry Lake generating facility, a 150 MW solar photovoltaic facility with an additional 100 MW capacity of co-located battery storage that will be developed in Clark County, Nevada and certain other generating plant projects.
•AltaLink's investments in directly assigned transmission projects from the AESO.

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

California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California (the "2020 Wildfires"). The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiples counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures, including residences, destroyed; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and are being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Five lawsuits have been filed in Oregon and California, including a putative class action complaint in Oregon, on behalf of citizens and businesses who suffered damages from fires allegedly caused by PacifiCorp. The final determinations of liability, however, will only be made following comprehensive investigations and litigation processes.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could nevertheless be found liable for all damages proximately caused by negligence, including property and natural resource damage; fire suppression costs; personal injury and loss of life damages; and interest.

PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

Hydroelectric Relicensing

PacifiCorp is a party to the 2016 amended Klamath Hydroelectric Settlement Agreement ("KHSA"), which is intended to resolve disputes surrounding PacifiCorp's efforts to relicense the Klamath Hydroelectric Project. The KHSA establishes a process for PacifiCorp, the states of Oregon and California ("States") and other stakeholders to assess whether dam removal can occur consistent with the settlement's terms. For PacifiCorp, the key elements of the settlement include: (1) a contribution from PacifiCorp's Oregon and California customers capped at $200 million plus $250 million in California bond funds; (2) complete indemnification from harms associated with dam removal; (3) transfer of the Federal Energy Regulatory Commission ("FERC") license to a third-party dam removal entity, the Klamath River Renewal Corporation ("KRRC"), who would conduct dam removal; and (4) ability for PacifiCorp to operate the facilities for the benefit of customers until dam removal commences.

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application by January 16, 2021 to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. On January 13, 2021, the new license transfer application was filed with the FERC, notifying it that PacifiCorp and the KRRC are not accepting co-licensee status under FERC's July 2020 order, and instead are seeking the license transfer outcome described in the new license transfer application. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions.

As of December 31, 2020, PacifiCorp's assets included $21 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals in Utah, Wyoming and Idaho through December 31, 2022.

    Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities, which are estimated to be approximately $182 million over the next ten years.

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

(17)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue by regulated energy and nonregulated energy, with further disaggregation of regulated energy by line of business, including a reconciliation to the Company's reportable segment information included in Note 22 (in millions):

	For the Year Ended December 31, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail Electric	$4,932	$1,924	$2,566	$—	$—	$—	$—	$(1)	$9,421
Retail Gas	—	505	114	—	—	—	—	—	619
Wholesale	107	199	45	—	17	—	—	(2)	366
Transmission and distribution	96	60	95	887	—	641	—	—	1,779
Interstate pipeline	—	—	—	—	1,397	—	—	(139)	1,258
Other	108	—	2	—	—	—	—	—	110
Total Regulated	5,243	2,688	2,822	887	1,414	641	—	(142)	13,553
Nonregulated	—	16	2	26	134	18	817	515	1,528
Total Customer Revenue	5,243	2,704	2,824	913	1,548	659	817	373	15,081
Other revenue(1)	98	24	30	109	30	—	119	65	475
Total	$5,341	$2,728	$2,854	$1,022	$1,578	$659	$936	$438	$15,556

	For the Year Ended December 31, 2019
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail Electric	$4,789	$1,938	$2,740	$—	$—	$—	$—	$(2)	$9,465
Retail Gas	—	570	116	—	—	—	—	—	686
Wholesale	99	309	51	—	—	—	—	(2)	457
Transmission and distribution	98	57	98	876	—	690	—	—	1,819
Interstate pipeline	—	—	—	—	1,122	—	—	(118)	1,004
Other	—	—	2	—	—	—	—	—	2
Total Regulated	4,986	2,874	3,007	876	1,122	690	—	(122)	13,433
Nonregulated	—	30	—	36	—	17	744	577	1,404
Total Customer Revenue	4,986	2,904	3,007	912	1,122	707	744	455	14,837
Other revenue(1)	82	23	30	101	9	—	188	101	534
Total	$5,068	$2,927	$3,037	$1,013	$1,131	$707	$932	$556	$15,371

	For the Year Ended December 31, 2018
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail Electric	$4,732	$1,915	$2,773	$—	$—	$—	$—	$(1)	$9,419
Retail Gas	—	636	101	—	—	—	—	—	737
Wholesale	55	411	39	—	—	—	—	(4)	501
Transmission and distribution	103	56	96	892	—	700	—	(1)	1,846
Interstate pipeline	—	—	—	—	1,232	—	—	(125)	1,107
Other	—	—	2	—	—	—	—	—	2
Total Regulated	4,890	3,018	3,011	892	1,232	700	—	(131)	13,612
Nonregulated	—	14	—	39	—	10	673	624	1,360
Total Customer Revenue	4,890	3,032	3,011	931	1,232	710	673	493	14,972
Other revenue(1)	136	21	28	89	(29)	—	235	121	601
Total	$5,026	$3,053	$3,039	$1,020	$1,203	$710	$908	$614	$15,573
(1)Includes net payments to counterparties for the financial settlement of certain derivative contracts at BHE Pipeline Group.

Real Estate Services

The following table summarizes the Company's real estate services revenue by line of business (in millions):

	HomeServices
	Years Ended December 31,
	2020	2019	2018
Customer Revenue:
Brokerage	$4,520	$4,028	$3,882
Franchise	76	68	67
Total Customer Revenue	4,596	4,096	3,949
Mortgage and other revenue	800	377	265
Total	$5,396	$4,473	$4,214

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of December 31, 2020, by reportable segment (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,563	$22,088	$24,651
BHE Transmission	647	—	647
Total	$3,210	$22,088	$25,298

(18)    BHE Shareholders' Equity

Preferred Stock

In October 2020, BHE issued 3,750,000 shares of its Perpetual Preferred Stock (the "4% Perpetual Preferred Stock") for $3.75 billion to certain subsidiaries of Berkshire Hathaway Inc. The 4% Perpetual Preferred Stock has a liquidation preference of $1,000 per share and currently pays a 4.00% dividend per share on the liquidation preference. Dividends shall accrue and accumulate daily, be cumulative, compound semi-annually and, if declared, be payable in cash semi-annually in arrears on May 15 and November 15 of each year. If dividends are not declared and paid, any accumulating dividends shall continue to accumulate and compound. BHE may not make any dividends on shares of any other class or series of its capital stock (other than for dividends on shares of common stock payable in shares of common stock, unless the holders of the then outstanding 4% Perpetual Preferred Stock shall first receive, or simultaneously receive, a dividend in an amount at least equivalent to the amount accumulated and not previously paid. BHE may not declare or pay any dividends on shares of the 4% Perpetual Preferred Stock if such declaration or payment would constitute an event of default on BHE's senior indebtedness (as defined). BHE may, at its option, redeem the 4% Perpetual Preferred Stock in whole or in part at any time at a price per share equal to the liquidation preference.

Common Stock

On March 14, 2000, and as amended on December 7, 2005, BHE's shareholders entered into a Shareholder Agreement that provides specific rights to certain shareholders. One of these rights allows certain shareholders the ability to put their common shares to BHE at the then-current fair value dependent on certain circumstances controlled by BHE.

Restricted Net Assets

BHE has maximum debt-to-total capitalization percentage restrictions imposed by its senior unsecured credit facilities expiring in June 2022 which, in certain circumstances, limit BHE's ability to make cash dividends or distributions. As a result of this restriction, BHE has restricted net assets of $14.7 billion as of December 31, 2020.

Certain of BHE's subsidiaries have restrictions on their ability to dividend, loan or advance funds to BHE due to specific legal or regulatory restrictions, including, but not limited to, maximum debt-to-total capitalization percentages and commitments made to state commissions. As a result of these restrictions, BHE's subsidiaries had restricted net assets of $18.1 billion as of December 31, 2020.

(19)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss attributable to BHE shareholders by each component of other comprehensive income (loss), net of applicable income taxes, for the year ended December 31 (in millions):

	Unrecognized	Foreign	Unrealized	Unrealized	AOCI
	Amounts on	Currency	Gains on	Gains (Losses)	Attributable
	Retirement	Translation	Marketable	on Cash Flow	To BHE
	Benefits	Adjustment	Securities	Hedges	Shareholders, Net

Balance, December 31, 2017	$(383)	$(1,129)	$1,085	$29	$(398)
Adoption of ASU 2016-01	—	—	(1,085)	—	(1,085)
Other comprehensive income (loss)	25	(494)	—	7	(462)
Balance, December 31, 2018	(358)	(1,623)	—	36	(1,945)
Other comprehensive (loss) income	(59)	327	—	(29)	239
Balance, December 31, 2019	(417)	(1,296)	—	7	(1,706)
Other comprehensive (loss) income	(65)	233	—	(15)	153
Balance, December 31, 2020	$(482)	$(1,063)	$—	$(8)	$(1,553)

Reclassifications from AOCI to net income for the years ended December 31, 2020, 2019 and 2018 were insignificant. Additionally, refer to the "Foreign Operations" discussion in Note 13 for information about unrecognized amounts on retirement benefits reclassifications from AOCI that do not impact net income in their entirety.

(20)    Variable Interest Entities and Noncontrolling Interests

The primary beneficiary of a VIE is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.

As part of the GT&S Transaction, BHE acquired an indirect 25% economic interest in Cove Point, consisting of 100% of the general partnership interest and 25% of the total limited partnership interests. BHE concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. BHE is the primary beneficiary of Cove Point as it has the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it.

Included in noncontrolling interests on the Consolidated Balance Sheets are (i) Dominion Energy's 50% interest in Cove Point and Brookfield Super-Core Infrastructure Partner's 25% interest in Cove Point and (ii) preferred securities of subsidiaries of $58 million as of December 31, 2020 and 2019, consisting of $56 million of 8.061% cumulative preferred securities of Northern Electric plc, a subsidiary of Northern Powergrid, which are redeemable in the event of the revocation of Northern Electric plc's electricity distribution license by the Secretary of State, and $2 million of nonredeemable preferred stock of PacifiCorp.

(21)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of December 31,
	2020	2019
Cash and cash equivalents	$1,290	$1,040
Restricted cash and cash equivalents	140	212
Investments and restricted cash and cash equivalents and investments	15	16
Total cash and cash equivalents and restricted cash and cash equivalents	$1,445	$1,268

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2020	2019	2018
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$1,855	$1,723	$1,713
Income taxes received, net(1)	$1,361	$850	$780

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$801	$888	$823

(1)Includes $1,504 million, $942 million and $884 million of income taxes received from Berkshire Hathaway in 2020, 2019 and 2018, respectively.

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

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
PacifiCorp	$5,341	$5,068	$5,026
MidAmerican Funding	2,728	2,927	3,053
NV Energy	2,854	3,037	3,039
Northern Powergrid	1,022	1,013	1,020
BHE Pipeline Group	1,578	1,131	1,203
BHE Transmission	659	707	710
BHE Renewables	936	932	908
HomeServices	5,396	4,473	4,214
BHE and Other(1)	438	556	614
Total operating revenue	$20,952	$19,844	$19,787

Depreciation and amortization:
PacifiCorp	$1,209	$954	$979
MidAmerican Funding	716	638	609
NV Energy	502	482	456
Northern Powergrid	266	254	250
BHE Pipeline Group	231	115	126
BHE Transmission	201	240	247
BHE Renewables	284	282	268
HomeServices	45	47	51
BHE and Other(1)	1	(1)	(2)
Total depreciation and amortization	$3,455	$3,011	$2,984

Operating income:
PacifiCorp	$924	$1,072	$1,051
MidAmerican Funding	454	549	550
NV Energy	649	655	607
Northern Powergrid	421	472	486
BHE Pipeline Group	779	572	525
BHE Transmission	316	323	313
BHE Renewables	291	336	325
HomeServices	511	222	214
BHE and Other(1)	(54)	(51)	1
Total operating income	4,291	4,150	4,072
Interest expense	(2,021)	(1,912)	(1,838)
Capitalized interest	80	77	61
Allowance for equity funds	165	173	104
Interest and dividend income	71	117	113
Gains (losses) on marketable securities, net	4,797	(288)	(538)
Other, net	88	97	(9)
Total income before income tax expense (benefit) and equity (loss) income	$7,471	$2,414	$1,965

	Years Ended December 31,
	2020	2019	2018
Interest expense:
PacifiCorp	$426	$401	$384
MidAmerican Funding	322	302	247
NV Energy	227	229	224
Northern Powergrid	130	139	141
BHE Pipeline Group	74	52	43
BHE Transmission	148	157	167
BHE Renewables	166	174	201
HomeServices	11	25	23
BHE and Other(1)	517	433	408
Total interest expense	$2,021	$1,912	$1,838

Income tax expense (benefit):
PacifiCorp	$(75)	$61	$5
MidAmerican Funding	(574)	(377)	(262)
NV Energy	61	98	100
Northern Powergrid	96	59	61
BHE Pipeline Group	162	138	119
BHE Transmission	13	11	7
BHE Renewables(2)	(602)	(325)	(158)
HomeServices	138	51	52
BHE and Other(1)	1,089	(314)	(507)
Total income tax expense (benefit)	$308	$(598)	$(583)

Net income attributable to BHE shareholders:
PacifiCorp	$741	$773	$739
MidAmerican Funding	818	781	669
NV Energy	410	365	317
Northern Powergrid	201	256	239
BHE Pipeline Group	528	422	387
BHE Transmission	231	229	210
BHE Renewables(2)	521	431	329
HomeServices	375	160	145
BHE and Other	3,118	(467)	(467)
Total net income attributable to BHE shareholders	$6,943	$2,950	$2,568

Capital expenditures:
PacifiCorp	$2,540	$2,175	$1,257
MidAmerican Funding	1,836	2,810	2,332
NV Energy	675	657	503
Northern Powergrid	682	602	566
BHE Pipeline Group	659	687	427
BHE Transmission	372	247	270
BHE Renewables	95	122	817
HomeServices	36	54	47
BHE and Other	(130)	10	22
Total capital expenditures	$6,765	$7,364	$6,241

	As of December 31,
	2020	2019	2018
Property, plant and equipment, net:
PacifiCorp	$22,430	$20,973	$19,570
MidAmerican Funding	19,279	18,377	16,169
NV Energy	9,865	9,613	9,367
Northern Powergrid	7,230	6,606	6,007
BHE Pipeline Group	15,097	5,482	4,904
BHE Transmission	6,445	6,157	5,824
BHE Renewables	5,645	5,976	6,155
HomeServices	159	161	141
BHE and Other	(22)	(40)	(50)
Total property, plant and equipment, net	$86,128	$73,305	$68,087

Total assets:
PacifiCorp	$26,862	$24,861	$23,478
MidAmerican Funding	23,530	22,664	20,029
NV Energy	14,501	14,128	14,119
Northern Powergrid	8,782	8,385	7,427
BHE Pipeline Group	19,541	6,100	5,511
BHE Transmission	9,208	8,776	8,424
BHE Renewables	12,004	9,961	8,666
HomeServices	4,955	3,846	2,797
BHE and Other	7,933	1,330	1,738
Total assets	$127,316	$100,051	$92,189

	Years Ended December 31,
	2020	2019	2018
Operating revenue by country:
United States	$19,254	$18,108	$18,014
United Kingdom	1,022	1,011	1,017
Canada	653	706	710
Philippines and other	23	19	46
Total operating revenue by country	$20,952	$19,844	$19,787

Income before income tax expense (benefit) and equity (loss) income by country:
United States	$6,954	$1,866	$1,425
United Kingdom	338	326	307
Canada	173	178	155
Philippines and other	6	44	78
Total income before income tax expense (benefit) and equity (loss) income by country:	$7,471	$2,414	$1,965

	As of December 31,
	2020	2019	2018
Property, plant and equipment, net by country:
United States	$72,583	$60,634	$56,362
United Kingdom	7,134	6,504	5,895
Canada	6,401	6,157	5,817
Philippines and other	10	10	13
Total property, plant and equipment, net by country	$86,128	$73,305	$68,087

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate to other corporate entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

(2)Income tax expense (benefit) includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

The following table shows the change in the carrying amount of goodwill by reportable segment for the years ended December 31, 2020 and 2019 (in millions):

					BHE				BHE
		MidAmerican	NV	Northern	Pipeline	BHE	BHE	Home-	and
	PacifiCorp	Funding	Energy	Powergrid	Group	Transmission	Renewables	Services	Other	Total

December 31, 2018	$1,129	$2,102	$2,369	$952	$73	$1,448	$95	$1,427	$—	$9,595
Acquisitions	—	—	—	—	—	—	—	29	—	29
Foreign currency translation	—	—	—	26	—	72	—	—	—	98
December 31, 2019	1,129	2,102	2,369	978	73	1,520	95	1,456	—	9,722
Acquisitions	—	—	—	—	1,730	—	—	1	—	1,731
Foreign currency translation	—	—	—	22	—	31	—	—	—	53
December 31, 2020	$1,129	$2,102	$2,369	$1,000	$1,803	$1,551	$95	$1,457	$—	$11,506

PacifiCorp and its subsidiaries
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

Results of Operations

Overview

Net income for the year ended December 31, 2020, was $739 million, a decrease of $32 million, or 4%, compared to 2019, primarily due to costs associated with the 2020 Wildfires and the Klamath Hydroelectric Project of $169 million, higher net interest expense of $36 million from higher long-term debt and lower cash balances, higher pension and other postretirement costs of $13 million, and higher property taxes of $10 million, partially offset by lower income tax expense of $99 million (excluding $37 million fully offset primarily in depreciation expense) primarily driven by higher PTCs substantially due to repowered wind-powered generating facilities and lower pre-tax income, higher utility margin of $47 million (excluding $231 million fully offset in depreciation, operating, other income/expense and income tax expense as a result of regulatory adjustments as ordered by the UPSC, the OPUC and the IPUC), higher allowances for equity and borrowed funds used during construction of $38 million, and prior year costs associated with the early retirement of a coal-fueled generation unit totaling $24 million. Utility margin increased primarily due to lower coal-fueled generation volumes, lower purchased electricity prices, higher average retail rates, and lower natural gas-fueled generation costs, partially offset by lower net deferrals of incurred net power costs in accordance with established adjustment mechanisms, lower retail customer volumes and higher purchased electricity volumes. Retail customer volumes decreased 1.4% primarily due to impacts of COVID-19, which resulted in lower industrial and commercial customer usage and higher residential customer usage, partially offset by an increase in the average number of residential and commercial customers and the favorable impact of weather. Energy generated decreased 4% for 2020 compared to 2019 primarily due to lower coal-fueled generation, partially offset by higher wind and hydroelectric-powered generation. Wholesale electricity sales volumes decreased 4% and purchased electricity volumes increased 9%.

Net income for the year ended December 31, 2019, was $771 million, an increase of $33 million, or 4%, compared to 2018, primarily due to higher allowances for funds used during construction of $55 million, lower pension and post retirement expense of $11 million primarily due to a prior year pension settlement charge of $22 million, partially offset by higher non-service cost components of pension and other postretirement expenses of $11 million, and higher utility margin of $4 million, partially offset by higher depreciation and amortization expense of $25 million from additional plant placed in-service, excluding a $49 million decrease in accelerated depreciation expense (offset in income tax expense) associated with Oregon's share of certain retired wind equipment in the current year and Utah's share of certain thermal plant units in the prior year, lower PTCs of $21 million from expirations, higher interest expense of $17 million, and higher operations and maintenance expense of $10 million, primarily due to costs associated with the early retirement of Cholla Unit 4 of $24 million, increase in vegetation management costs of $11 million, partially offset by a decrease in expenses primarily due to lower wildfire costs of $9 million. Utility margin increased primarily due to lower coal-fueled generation volumes, higher retail revenue, and higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms, partially offset by higher purchased electricity costs, and higher natural gas-fueled generation costs. Retail volumes increased 0.4% primarily due to the increase in the average number of residential and commercial customers and the favorable impact of weather on residential customer volumes in all states except Utah, partially offset by lower commercial usage primarily in Utah and Washington. Energy generated decreased 3% for 2019 compared to 2018 primarily due to lower coal-fueled, wind and hydroelectric-powered generation, partially offset by higher natural gas-fueled generation. Wholesale electricity sales volumes decreased 34% and purchased electricity volumes decreased 5%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income for the years ended December 31 (in millions):

	2020	2019	Change		2019	2018	Change
Utility margin:
Operating revenue	$5,341	$5,068	$273	5%	$5,068	$5,026	$42	1%
Cost of fuel and energy	1,790	1,795	(5)	—	1,795	1,757	38	2
Utility margin	3,551	3,273	278	8	3,273	3,269	4	—
Operations and maintenance	1,209	1,048	161	15	1,048	1,038	10	1
Depreciation and amortization	1,209	954	255	27	954	979	(25)	(3)
Property and other taxes	209	199	10	5	199	201	(2)	(1)
Operating income	$924	$1,072	$(148)	(14)%	$1,072	$1,051	$21	2%

Utility Margin

A comparison of key operating results related to utility margin is as follows for the years ended December 31:

	2020	2019	Change		2019	2018	Change

Utility margin (in millions):
Operating revenue	5,341	$5,068	$273	5%	$5,068	$5,026	$42	1%
Cost of fuel and energy	1,790	1,795	(5)	—	1,795	1,757	38	2
Utility margin	$3,551	$3,273	$278	8%	$3,273	$3,269	$4	—%

Sales (GWhs):
Residential	17,150	16,668	482	3%	16,668	16,227	441	3%
Commercial(1)	17,727	18,151	(424)	(2)	18,151	18,078	73	—
Industrial, irrigation and other(1)	19,683	20,524	(841)	(4)	20,524	20,810	(286)	(1)
Total retail	54,560	55,343	(783)	(1)	55,343	55,115	228	—
Wholesale	5,249	5,480	(231)	(4)	5,480	8,309	(2,829)	(34)
Total sales	59,809	60,823	(1,014)	(2)%	60,823	63,424	(2,601)	(4)%

Average number of retail customers
(in thousands)	1,967	1,933	34	2%	1,933	1,900	33	2%

Average revenue per MWh:
Retail	$90.59	$84.80	$5.79	7%	$84.80	$84.43	$0.37	—%
Wholesale	$35.56	$35.21	$0.35	1%	$35.21	$22.56	$12.65	56%

Heating degree days	10,155	11,143	(988)	(9)%	11,143	9,810	1,333	14%
Cooling degree days	2,111	1,773	338	19%	1,773	1,983	(210)	(11)%

Sources of energy (GWhs)(1):
Coal	30,636	34,510	(3,874)	(11)%	34,510	36,481	(1,971)	(5)%
Natural gas	12,045	12,058	(13)	—	12,058	10,555	1,503	14
Hydroelectric(2)	3,044	2,842	202	7	2,842	3,263	(421)	(13)
Wind and other(2)	3,948	2,385	1,563	66	2,385	3,205	(820)	(26)
Total energy generated	49,673	51,795	(2,122)	(4)	51,795	53,504	(1,709)	(3)
Energy purchased	14,054	12,906	1,148	9	12,906	13,579	(673)	(5)
Total	63,727	64,701	(974)	(2)%	64,701	67,083	(2,382)	(4)%

Average cost of energy per MWh:
Energy generated(3)	$18.74	$19.36	$(0.62)	(3)%	$19.36	$18.91	$0.45	2%
Energy purchased	$47.60	$54.20	$(6.60)	(12)%	$54.20	$48.23	$5.97	12%

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

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Utility margin increased $278 million for 2020 compared to 2019 primarily due to:
•$249 million increase in retail revenue, including $234 million fully offset in depreciation expense and income tax expense due to accelerated depreciation of certain coal-fueled units in Utah and Oregon and recognition of certain Utah regulatory balances and higher average retail prices, partially offset by lower retail customer volumes. Retail customer volumes decreased 1.4% primarily due to impacts of COVID-19, which resulted in lower industrial and commercial customer usage and higher residential customer usage, partially offset by an increase in the average number of residential and commercial customers and the favorable impact of weather;
•$49 million of lower coal-fueled generation costs primarily due to lower volumes of $78 million, partially offset by $37 million of accelerated recognition of certain Utah regulatory balances associated with the 2015 Utah mine disposition and certain Cholla Unit 4 related closure costs in Oregon and Idaho (offset in income tax expense) and higher prices of $9 million;
•$34 million of higher other revenue due to recognition of prior OATT revenue related deferrals in Oregon used to accelerate the depreciation of certain retired wind equipment as a result of the 2020 Oregon RAC settlement (offset in depreciation expense);
•$31 million of lower purchased electricity costs, primarily due to lower average market prices, partially offset by higher volumes; and
•$24 million of lower natural gas-fueled generation costs primarily due to lower average prices and lower volumes.
The increases above were partially offset by:
•$106 million primarily from lower deferrals and higher amortization of previous deferrals of incurred net power costs in accordance with established adjustment mechanisms.
Operations and maintenance increased $161 million, or 15%, for 2020 compared to 2019 primarily due to costs associated with the 2020 Wildfires of $136 million, net of expected insurance recoveries, and costs associated with the Klamath Hydroelectric Project of $33 million, higher vegetation management and wildfire mitigation costs of $26 million and increased bad debt expense of $5 million, partially offset by prior year costs associated with the early retirement of Cholla Unit 4 of $24 million and lower employee related expenses of $7 million as a result of COVID-19.
Depreciation and amortization increased $255 million, or 27%, for 2020 compared to 2019 primarily due to current year accelerated depreciation of $376 million as a result of regulatory adjustments ordered by the UPSC, the OPUC and the IPUC (fully offset in retail revenue, other revenue, and income tax expense), including accelerated depreciation of certain coal-fueled units and Oregon's share of certain retired wind equipment as a result the 2020 Oregon RAC settlement, partially offset by prior year accelerated depreciation of $120 million (offset in income tax expense) on Oregon's share of certain retired wind equipment due to repowering as a result of the 2019 Oregon RAC settlement.

Property and other taxes increased $10 million, or 5%, for 2020 compared to 2019 primarily due to higher property taxes in Oregon and Utah.

Interest expense increased $25 million, or 6%, for 2020 compared to 2019 primarily due to higher average long-term debt balances, partially offset by a lower weighted average long-term debt interest rate.

Allowance for borrowed and equity funds increased $38 million, or 35%, for 2020 compared to 2019 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income decreased $11 million, or 52%, for 2020 compared to 2019 primarily due to lower average interest rates in the current year.

Other, net decreased $22 million, or 69% for 2020 compared to 2019 primarily due to higher pension and post retirement costs of $13 million and costs associated with the recognition of Utah's share of the post retirement settlement loss associated with the 2015 Utah mine disposition (offset in income tax expense).

Income tax (benefit) expense decreased $136 million to a benefit of $75 million for 2020 compared to an expense of $61 million for 2019. The effective tax rate was (11)% and 7% for 2020 and 2019, respectively. The effective tax rate decreased primarily as a result of higher amortization of excess deferred income taxes in 2020 and higher PTCs. In 2020, $118 million of excess deferred income taxes was amortized pursuant to regulatory orders from Utah, Oregon and Idaho, whereby portions of excess deferred income taxes were used to accelerate depreciation of certain coal-fueled units and Oregon's share of certain retired wind equipment or offset other regulatory balances for these jurisdictions. In 2019, $91 million of Oregon's allocated excess deferred income taxes was amortized pursuant to the 2019 Oregon RAC proceeding, whereby a portion of Oregon's allocated excess deferred income taxes was used to accelerate depreciation for Oregon's share of certain retired wind equipment due to repowering.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Utility margin increased $4 million for 2019 compared to 2018 primarily due to:
•$54 million of lower coal-fueled generation costs primarily due to lower average volumes;
•$40 million of higher retail revenue primarily from higher retail customer volumes. Retail volumes increased 0.4% primarily due to an increase in the average number of residential and commercial customers and the favorable impact of weather on residential customer volumes in all states except Utah, partially offset by lower commercial usage primarily in Utah and Washington;
•$11 million of higher net deferrals of incurred net power costs in accordance with established adjustment mechanisms; and
•$5 million of higher wholesale revenue from higher average market prices, offset by lower volumes.
The increases above were partially offset by:
•$45 million of higher purchased electricity costs due to higher average market prices, offset by lower volumes;
•$45 million of higher natural gas-fueled generation costs due to higher average volumes and prices; and
•$11 million of higher wheeling costs and lower wheeling revenues.

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

Income tax expense increased $56 million for 2019 compared to 2018 and the effective tax rate was 7% and 1% for 2019 and 2018, respectively. The effective tax rate increased primarily as a result of lower amortization of excess deferred income taxes in 2019 and expiring PTCs, slightly offset by the effects of ratemaking. In 2019, $91 million of Oregon's allocated excess deferred income taxes was amortized pursuant to the 2019 Oregon RAC proceeding, whereby a portion of Oregon's allocated excess deferred income taxes was used to accelerate depreciation for Oregon's share of certain retired wind equipment due to repowering. In 2018, $127 million of Utah's allocated excess deferred income taxes was amortized pursuant to a 2017 Tax Reform settlement approved by the UPSC, whereby a portion of Utah's allocated excess deferred incomes taxes was used to accelerate depreciation on Utah's share of certain coal-fueled units.

Liquidity and Capital Resources

As of December 31, 2020, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$13

Credit facilities(1)	1,200
Less:
Short-term debt	(93)
Tax-exempt bond support	(218)
Net credit facilities	889

Total net liquidity	$902

Credit facilities:
Maturity dates	2022

(1)Refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding PacifiCorp's credit facilities.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2020 and 2019 were $1.6 billion and $1.5 billion, respectively. The increase is primarily due to lower purchased power prices, lower cash paid for income taxes and lower operating expense payments due to timing, partially offset by lower collections from wholesale and retail customers and higher fuel expense payments due to timing.

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

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2020 and 2019 were $(2.5) billion and $(2.2) billion, respectively. The increase in net cash outflows from investing activities is mainly due to an increase in capital expenditures of $365 million, partially offset by proceeds from the settlement of notes receivable of $25 million associated with the sale of certain Utah mining assets in 2015. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2019 and 2018 were $(2.2) billion and $(1.3) billion, respectively. The increase in net cash outflows from investing activities is mainly due to an increase in capital expenditures of $918 million.

Financing Activities

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of December 31, 2020, PacifiCorp had $93 million of short-term debt outstanding at a weighted average interest rate of 0.16%. As of December 31, 2019, PacifiCorp had $130 million of short-term debt outstanding at a weighted average interest rate of 2.05%. For further discussion, refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

    Long-term Debt

In April 2020, PacifiCorp issued $400 million of its 2.70% First Mortgage Bonds due 2030 and $600 million of its 3.30% First Mortgage Bonds due 2051. PacifiCorp used the net proceeds to fund capital expenditures, primarily for renewable resources and associated transmission projects, and for general corporate purposes.

PacifiCorp made repayments on long-term debt totaling $38 million and $350 million during the years ended December 31, 2020 and 2019, respectively.

PacifiCorp's Mortgage and Deed of Trust creates a lien on most of PacifiCorp's electric utility property, allowing the issuance of bonds based on a percentage of utility property additions, bond credits arising from retirement of previously outstanding bonds or deposits of cash. The amount of bonds that PacifiCorp may issue generally is also subject to a net earnings test. As of December 31, 2020, PacifiCorp estimated it would be able to issue up to $10.8 billion of new first mortgage bonds under the most restrictive issuance test in the mortgage. Any issuances are subject to market conditions and amounts may be further limited by regulatory authorizations or commitments or by covenants and tests contained in other financing agreements. PacifiCorp also has the ability to release property from the lien of the mortgage on the basis of property additions, bond credits or deposits of cash.

    Credit Facilities

In 2020, PacifiCorp's credit facility support for outstanding variable rate tax-exempt bond obligations decreased by $38 million due to maturities.

In 2019, PacifiCorp completed a re-offering of variable rate tax-exempt bond obligations totaling $168 million, involving the cancellation, at PacifiCorp's request, of $170 million of letters of credit support by the issuing banks. As a result, PacifiCorp's credit facility support for outstanding variable rate tax-exempt bond obligations increased by $168 million.

    Debt Authorizations

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $3 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue an indeterminate amount of first mortgage bonds through September 2023.

    Preferred Stock

As of December 31, 2020 and 2019, PacifiCorp had non-redeemable preferred stock outstanding with an aggregate stated value of $2 million.

    Common Shareholder's Equity

In 2020 and 2019, PacifiCorp declared and paid dividends of $— million and $175 million, respectively, to PPW Holdings LLC.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2018	2019	2020	2021	2022	2023

Wind generation	$352	$933	$1,277	$101	$40	$632
Electric distribution	404	413	613	537	428	374
Electric transmission	230	612	405	461	961	1,173
Other	271	217	245	618	482	371
Total	$1,257	$2,175	$2,540	$1,717	$1,911	$2,550

PacifiCorp's 2019 IRP identified a significant increase in renewable resource generation and associated transmission. PacifiCorp has included an estimate of the 2019 IRP resources in its forecast capital expenditures for 2021 through 2023. These estimates are likely to change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:
◦Construction of wind-powered generating facilities at PacifiCorp totaled $1,148 million for 2020 and $338 million for 2019 and includes 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs expected to be placed in-service in 2021. The energy production for these new facilities is expected to qualify for 100% of the federal PTCs available for ten years once the equipment is placed in-service. PacifiCorp's 2019 IRP identified 1,920 MWs of new wind-powered generating resources that are expected to come online in 2024. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. Planned spending for the wind-powered generating facilities totals $43 million in 2021 and $533 million in 2023.

◦Repowering existing wind-powered generating facilities at PacifiCorp totaled $125 million in 2020 and $585 million in 2019. Certain repowering projects were placed in-service in 2019 and 2020 with the remaining repowering projects expected to be placed in-service in 2021. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity PTCs available for ten years following each facility's return to service. Planned spending for certain existing and new wind-powered generating facilities totals $42 million in 2021, $19 million in 2022 and $64 million in 2023.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes planned spend on wildfire mitigation, wildfire damage restoration and storm damage repairs. Expenditures for these items totaled $187 million in 2020, and planned spending totals $156 million in 2021, $115 million in 2022 and $108 million in 2023. Remaining investments relate to expenditures for new connections and distribution.
•Electric transmission includes both growth projects and operating expenditures. Transmission investment through 2020 primarily reflects costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program, placed in-service in November 2020. Transmission system investment going forward primarily reflects investment in additional Energy Gateway Transmission segments expected to be placed in-service. Planned spending for the additional Energy Gateway Transmission segments totals $177 million in 2021, $674 million in 2022, and $873 million in 2023.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $75 million in 2020, and planned spending totals $140 million in 2021, $151 million in 2022 and $129 million in 2023. Remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

PacifiCorp has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes PacifiCorp's material contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due By Periods
		2022-	2024-	2026 and
	2021	2023	2025	After	Total
Long-term debt, including interest:
Fixed-rate obligations	$814	$1,785	$1,330	$10,556	$14,485
Variable-rate obligations(1)	—	—	218	—	218
Short-term debt, including interest	93	—	—	—	93
Operating and finance lease liabilities	7	5	4	12	28
Interest payments on operating and finance lease liabilities	3	4	2	6	15
Easements	14	27	26	278	345
Asset retirement obligations	13	15	30	442	500
Power purchase agreements - commercially operable(2):
Electricity commodity contracts	179	307	270	1,298	2,054
Electricity capacity contracts	30	61	67	617	775
Electricity mixed contracts	14	28	27	113	182
Power purchase agreements - non-commercially operable(2)	25	50	54	456	585
Transmission	104	187	123	409	823
Fuel purchase agreements(2):
Natural gas supply and transportation	97	56	53	173	379
Coal supply and transportation	539	738	404	438	2,119
Other purchase obligations	190	109	71	214	584
Other long-term liabilities(3)	26	14	14	55	109
Total contractual cash obligations	$2,148	$3,386	$2,693	$15,067	$23,294

(1)Consists of principal and interest for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2020 rates. Refer to "Interest Rate Risk" in Item 7A of this Form 10-K for additional discussion related to variable-rate liabilities.
(2)Commodity contracts are agreements for the delivery of energy. Capacity contracts are agreements that provide rights to energy output, generally of a specified generating facility. Forecasted or other applicable estimated prices were used to determine total dollar value of the commitments. PacifiCorp has several contracts for purchases of electricity from facilities that have not yet achieved commercial operation. To the extent any of these facilities do not achieve commercial operation, PacifiCorp has no obligation to the counterparty.
(3)Includes environmental and hydroelectric relicensing commitments recorded in the Consolidated Balance Sheets that are contractually or legally binding. Excludes regulatory liabilities and employee benefit plan obligations that are not legally or contractually fixed as to timing and amount. Deferred income taxes are excluded since cash payments are based primarily on taxable income for each year. Uncertain tax positions are also excluded because the amounts and timing of cash payments are not certain.

COVID-19

In March 2020, COVID‑19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by PacifiCorp. While COVID-19 has impacted PacifiCorp's financial results and operations through December 31, 2020, the impacts have not been material. However, more severe impacts may still occur that could adversely affect future financial results depending on the duration and extent of COVID-19. The states in which PacifiCorp operates have moved to varying phases of recovery plans with most businesses opening subject to certain operating restrictions. As the impacts of COVID-19 and related customer and governmental responses remain uncertain, including the duration of restrictions on business openings, reductions in the consumption of electricity may continue to occur, particularly in the commercial and industrial classes. Due to regulatory requirements and voluntary actions taken by PacifiCorp related to customer collection activity and suspension of disconnections for non-payment, PacifiCorp has seen delays and reductions in cash receipts from retail customers related to the impacts of COVID-19, which could result in higher than normal bad debt write-offs. The amount of such reductions in cash receipts through December 2020 has not been material compared to the same period in 2019, but uncertainty remains. Regulatory jurisdictions may allow for the deferral or recovery of certain costs incurred in responding to COVID‑19. Refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion.

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

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further information regarding PacifiCorp's general regulatory framework and current regulatory matters.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding climate change, wildfire prevention and mitigation, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and financial results.

Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for additional information regarding environmental laws and regulations.

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2020, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2020, PacifiCorp would have been required to post $161 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors. Refer to Note 12 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

Off-Balance Sheet Arrangements

PacifiCorp from time to time enters into arrangements in the normal course of business to facilitate commercial transactions with third parties that involve guarantees or similar arrangements. PacifiCorp currently has indemnification obligations in connection with the sale or transfer of certain assets. In addition, PacifiCorp evaluates potential obligations that arise out of variable interests in unconsolidated entities, determined in accordance with authoritative accounting guidance. PacifiCorp believes that the likelihood that it would be required to perform or otherwise incur any significant losses associated with any of these obligations is remote. Refer to Notes 11 and 19 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for more information on these obligations and arrangements.

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

PacifiCorp continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit PacifiCorp's ability to recover its costs. PacifiCorp believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as AOCI. Total regulatory assets were $1.4 billion and total regulatory liabilities were $2.8 billion as of December 31, 2020. Refer to Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's regulatory assets and liabilities.

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

PacifiCorp has established a risk management process that is designed to identify, manage and report each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices. As of December 31, 2020, PacifiCorp had no derivative contracts outstanding related to interest rate risk. Refer to Notes 12 and 13 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding PacifiCorp's derivative contracts.

Measurement Principles

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by accounting principles generally accepted in the United States of America. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first three years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. As of December 31, 2020, PacifiCorp had a net derivative liability of $17 million related to contracts valued using either quoted prices or forward price curves based upon observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first three years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. The assumptions used in these models are critical because any changes in assumptions could have a significant impact on the estimated fair value of the contracts. As of December 31, 2020, PacifiCorp had a net derivative asset of $— million related to contracts where PacifiCorp uses internal models with significant unobservable inputs.

Classification and Recognition Methodology

PacifiCorp's derivative contracts are probable of inclusion in rates and changes in the estimated fair value of derivative contracts are generally recorded as regulatory assets. Accordingly, amounts are generally not recognized in earnings until the contracts are settled and the forecasted transaction has occurred. As of December 31, 2020, PacifiCorp had $17 million recorded as a regulatory asset related to derivative contracts on the Consolidated Balance Sheets.

Pension and Other Postretirement Benefits

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans as described in Note 10. PacifiCorp recognizes the funded status of these defined benefit pension and other postretirement benefit plans on the Consolidated Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2020, PacifiCorp recognized a net liability totaling $118 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2020, amounts not yet recognized as a component of net periodic benefit cost that were included in net regulatory assets and accumulated other comprehensive loss totaled $422 million and $25 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rate and expected long-term rate of return on plan assets. These key assumptions are reviewed annually and modified as appropriate. PacifiCorp believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for disclosures about PacifiCorp's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2020.

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

			Other Postretirement
	Pension Plans		Benefit Plan
	+0.5%	-0.5%	+0.5%	-0.5%

Effect on December 31, 2020 Benefit Obligations:
Discount rate	$(63)	$69	$(15)	$17

Effect on 2020 Periodic Cost:
Discount rate	$—	$—	$1	$(1)
Expected rate of return on plan assets	(5)	5	(2)	2

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

It is probable that PacifiCorp will pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to their customers in certain state jurisdictions. As of December 31, 2020, these amounts were recognized as a net regulatory liability of $1.5 billion and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $254 million as of December 31, 2020. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month and actual revenue is recorded based on subsequent meter readings.

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

Risk is an inherent part of PacifiCorp's business and activities. PacifiCorp has established a risk management process that is designed to identify, manage and report each of the various types of risk involved in PacifiCorp's business. The risk management policy governs energy transactions and is designed for hedging PacifiCorp's existing energy and asset exposures, and to a limited extent, the policy permits arbitrage and trading activities to take advantage of market inefficiencies. The policy also governs the types of transactions authorized for use and establishes guidelines for credit risk management and management information systems required to effectively monitor such transactions. PacifiCorp's risk management policy provides for the use of only those contracts that have a similar volume or price relationship to its portfolio of assets, liabilities or anticipated transactions.

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

As of December 31, 2020, PacifiCorp's estimated potential one-day unfavorable impact on fair value of the electricity and natural gas commodity portfolio over the next 36 months was $14 million, as measured by the VaR computations described above. The minimum, average and maximum daily VaR (one-day holding periods) were as follows for the year ended December 31 (in millions):

2020
Minimum VaR (measured)	$6
Average VaR (calculated)	10
Maximum VaR (measured)	19

PacifiCorp maintained compliance with its VaR limit procedures during the year ended December 31, 2020. Changes in markets inconsistent with historical trends or assumptions used could cause actual results to exceed estimated VaR levels.

Fair Value of Derivatives

The table that follows summarizes PacifiCorp's price risk on commodity contracts accounted for as derivatives, excluding collateral netting of $24 million and $47 million as of December 31, 2020 and 2019, respectively, and shows the effects of a hypothetical 10% increase and 10% decrease in forward market prices by the expected volumes for these contracts as of that date. The selected hypothetical change does not reflect what could be considered the best or worst case scenarios (dollars in millions):

	Fair Value -	Estimated Fair Value after
	Net Asset	Hypothetical Change in Price
	(Liability)	10% increase	10% decrease
As of December 31, 2020:
Total commodity derivative contracts	$(17)	$5	$(39)

As of December 31, 2019
Total commodity derivative contracts	$(63)	$(44)	$(82)

PacifiCorp's commodity derivative contracts are generally recoverable from customers in rates; therefore, net unrealized gains and losses associated with interim price movements on commodity derivative contracts do not expose PacifiCorp to earnings volatility. As of December 31, 2020 and 2019, a regulatory asset of $17 million and $62 million, respectively, was recorded related to the net derivative liability of $17 million and $63 million, respectively. Consolidated financial results would be negatively impacted if the costs of wholesale electricity, natural gas or fuel are higher or the level of wholesale electricity sales are lower than what is included in rates, including the impacts of adjustment mechanisms.

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

As of December 31, 2020 and 2019, PacifiCorp had short- and long-term variable-rate obligations totaling $310 million and $385 million, respectively that expose PacifiCorp to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to PacifiCorp's variable-rate debt as of December 31, 2020 is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on PacifiCorp's consolidated annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2020 and 2019.

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

As of December 31, 2020, PacifiCorp's aggregate credit exposure with wholesale energy supply and marketing counterparties included counterparties having non-investment grade, internally rated credit ratings. Substantially all of these non-investment grade, internally rated counterparties are associated with long-duration solar and wind power purchase agreements from facilities that have not yet achieved commercial operation and for which PacifiCorp has no obligation should the facilities not achieve commercial operation.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of PacifiCorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of PacifiCorp and subsidiaries ("PacifiCorp") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of PacifiCorp as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of PacifiCorp's management. Our responsibility is to express an opinion on PacifiCorp's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to PacifiCorp in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Regulatory Matters - Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

PacifiCorp is subject to rate regulation by state public service commissions as well as the Federal Energy Regulatory Commission (collectively the "Commissions"), which have jurisdiction with respect to rates in the respective service territories where PacifiCorp operates. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; deferred income taxes; operating revenue; operations and maintenance expense; depreciation and amortization expense; and income tax expense (benefit).

Regulated rates are subject to regulatory rate-setting processes. Rates are determined, approved, and established based on a cost-of-service basis, which is designed to allow PacifiCorp an opportunity to recover its prudently incurred costs of providing services and to earn a reasonable return on its invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. While PacifiCorp has indicated it expects to recover costs from customers through regulated rates, there is a risk that changes to the Commissions' approach to setting rates or other regulatory actions could limit PacifiCorp's ability to recover its costs.
We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We evaluated PacifiCorp's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected PacifiCorp's filings with the Commissions and the filings with the Commissions by intervenors that may impact PacifiCorp's future rates, for any evidence that might contradict management's assertions.

We inquired of management about property, plant, and equipment that may be abandoned. We inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

California and Oregon 2020 Wildfires – Contingencies – See Note 14 to the financial statements

Critical Audit Matter Description

PacifiCorp has loss contingencies related to the California and Oregon 2020 wildfires (the "2020 wildfires"). PacifiCorp has recorded estimated liabilities, net of expected insurance recoveries, of $136 million as of December 31, 2020, which represents its best estimate of probable losses, net of expected insurance recoveries, as a result of the 2020 wildfires.

We identified wildfire-related contingencies and the related disclosure as a critical audit matter because of the significant judgments made by management to estimate the losses. This required the application of a high degree of judgment and extensive effort when performing audit procedures to evaluate the reasonableness of management's estimate of the losses and disclosure related to wildfire-related loss contingencies.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management's judgments regarding its estimate of losses for wildfire-related contingencies and the related disclosure included the following, among others:
•We evaluated management's judgments related to whether a loss was probable and reasonably estimable, reasonably possible, or remote for each individual wildfire by inquiring of management and PacifiCorp's external and internal legal counsel regarding the amounts of probable and reasonably estimable, reasonably possible, and remote losses, including the potential impact of information gained through management's and its external and internal legal counsel's ongoing investigations into the causes of each fire, and external information for any evidence that might contradict management's assertions.
•We evaluated the estimation methodology for determining the amount of probable loss through inquiries with management and its external and internal legal counsel.

•We tested the significant assumptions used in determining the estimate, including, but not limited to, information gained through management's and its external and internal legal counsel's ongoing investigations into the causes of each fire.
•We read legal letters from PacifiCorp's external and internal legal counsel regarding information regarding ongoing litigation related to the 2020 wildfires and evaluated whether the information therein was consistent with the information obtained in our procedures.
•We evaluated whether PacifiCorp's disclosures were appropriate and consistent with the information obtained in our procedures.

/s/ Deloitte & Touche LLP

Portland, Oregon
February 26, 2021

We have served as PacifiCorp's auditor since 2006.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$13	$30
Trade receivables, net	703	644
Other receivables, net	48	70
Inventories	482	394
Regulatory assets	116	63
Prepaid expenses	79	61
Other current assets	82	28
Total current assets	1,523	1,290

Property, plant and equipment, net	22,430	20,973
Regulatory assets	1,279	1,060
Other assets	470	374

Total assets	$25,702	$23,697

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2020	2019
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$772	$679
Accrued interest	127	116
Accrued property, income and other taxes	80	96
Accrued employee expenses	84	75
Short-term debt	93	130
Current portion of long-term debt	420	38
Regulatory liabilities	115	56
Other current liabilities	174	170
Total current liabilities	1,865	1,360

Long-term debt	8,192	7,620
Regulatory liabilities	2,727	2,913
Deferred income taxes	2,627	2,563
Other long-term liabilities	1,118	804
Total liabilities	16,529	15,260

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	4,711	3,972
Accumulated other comprehensive loss, net	(19)	(16)
Total shareholders' equity	9,173	8,437

Total liabilities and shareholders' equity	$25,702	$23,697

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Operating revenue	$5,341	$5,068	$5,026

Operating expenses:
Cost of fuel and energy	1,790	1,795	1,757
Operations and maintenance	1,209	1,048	1,038
Depreciation and amortization	1,209	954	979
Property and other taxes	209	199	201
Total operating expenses	4,417	3,996	3,975

Operating income	924	1,072	1,051

Other income (expense):
Interest expense	(426)	(401)	(384)
Allowance for borrowed funds	48	36	18
Allowance for equity funds	98	72	35
Interest and dividend income	10	21	15
Other, net	10	32	8
Total other expense	(260)	(240)	(308)

Income before income tax expense	664	832	743
Income tax (benefit) expense	(75)	61	5
Net income	$739	$771	$738

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Net income	$739	$771	$738

Other comprehensive (loss) income, net of tax —
Unrecognized amounts on retirement benefits, net of tax of $(1), $(1) and $1	(3)	(3)	2

Comprehensive income	$736	$768	$740

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2017	$2	$—	$4,479	$3,089	$(15)	$7,555
Net income	—	—	—	738	—	738
Other comprehensive income	—	—	—	—	2	2
Common stock dividends declared	—	—	—	(450)	—	(450)
Balance, December 31, 2018	2	—	4,479	3,377	(13)	7,845
Net income	—	—	—	771	—	771
Other comprehensive loss	—	—	—	(1)	(3)	(4)
Common stock dividends declared	—	—	—	(175)	—	(175)
Balance, December 31, 2019	2	—	4,479	3,972	(16)	8,437
Net income	—	—	—	739	—	739
Other comprehensive loss	—	—	—	—	(3)	(3)
Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$739	$771	$738
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1,209	954	979
Allowance for equity funds	(98)	(72)	(35)
Changes in regulatory assets and liabilities	(229)	(55)	87
Deferred income taxes and amortization of investment tax credits	(124)	(131)	(199)
Other, net	1	20	5
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(154)	26	31
Inventories	(88)	23	16
Prepaid expenses	(15)	(12)	31
Derivative collateral, net	23	12	15
Accrued property, income and other taxes, net	(53)	22	60
Accounts payable and other liabilities	372	(11)	83
Net cash flows from operating activities	1,583	1,547	1,811

Cash flows from investing activities:
Capital expenditures	(2,540)	(2,175)	(1,257)
Other, net	30	11	5
Net cash flows from investing activities	(2,510)	(2,164)	(1,252)

Cash flows from financing activities:
Proceeds from long-term debt	987	989	593
Repayments of long-term debt	(38)	(350)	(586)
(Repayments of) net proceeds from short-term debt	(37)	100	(50)
Dividends paid	—	(175)	(450)
Other, net	(2)	(3)	(3)
Net cash flows from financing activities	910	561	(496)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(17)	(56)	63
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	36	92	29
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$19	$36	$92

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

Use of Estimates in Preparation of Financial Statements

The preparation of the Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. These estimates include, but are not limited to, the effects of regulation; certain assumptions made in accounting for pension and other postretirement benefits; asset retirement obligations ("AROs"); income taxes; unbilled revenue; valuation of certain financial assets and liabilities, including derivative contracts; and accounting for loss contingencies, including those related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") described in Note 14. Actual results may differ from the estimates used in preparing the Consolidated Financial Statements.

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

Investments

Available-for-sale securities are carried at fair value with realized gains and losses, as determined on a specific identification basis, recognized in earnings and unrealized gains and losses recognized in AOCI, net of tax. As of December 31, 2020 and 2019, PacifiCorp had no unrealized gains and losses on available-for-sale securities. Trading securities are carried at fair value with realized and unrealized gains and losses recognized in earnings.

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

Allowance for Credit Losses

Trade receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination, and are stated at the outstanding principal amount, net of an estimated allowance for credit losses. The allowance for credit losses is based on PacifiCorp's assessment of the collectability of amounts owed to PacifiCorp by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. In measuring the allowance for credit losses for trade receivables, PacifiCorp primarily utilizes credit loss history. However, PacifiCorp may adjust the allowance for credit losses to reflect current conditions and reasonable and supportable forecasts that deviate from historical experience. The change in the balance of the allowance for credit losses, which is included in trade receivables, net on the Consolidated Balance Sheets, is summarized as follows for the years ended December 31 (in millions):

	2020	2019	2018
Beginning balance	$8	$8	$10
Charged to operating costs and expenses, net	18	13	12
Write-offs, net	(9)	(13)	(14)
Ending balance	$17	$8	$8

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

Leases

PacifiCorp has non-cancelable operating leases primarily for land, office space, office equipment, and generating facilities and finance leases consisting primarily of office buildings, natural gas pipeline facilities, and generating facilities. These leases generally require PacifiCorp to pay for insurance, taxes and maintenance applicable to the leased property. Given the capital intensive nature of the utility industry, it is common for a portion of lease costs to be capitalized when used during construction or maintenance of assets, in which the associated costs will be capitalized with the corresponding asset and depreciated over the remaining life of that asset. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. PacifiCorp does not include options in its lease calculations unless there is a triggering event indicating PacifiCorp is reasonably certain to exercise the option. PacifiCorp's accounting policy is to not recognize right-of-use assets and lease obligations for leases with contract terms of one year or less and not separate lease components from non-lease components and instead account for each separate lease component and the non-lease components associated with a lease as a single lease component. Right-of-use assets will be evaluated for impairment in line with Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" when a triggering event has occurred that might affect the value and use of the assets being leased.

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

Revenue recognized is equal to what PacifiCorp has the right to invoice as it corresponds directly with the value to the customer of PacifiCorp's performance to date and includes billed and unbilled amounts. As of December 31, 2020 and 2019, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $254 million and $245 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property-related basis differences and other various differences that PacifiCorp deems probable to be passed on to its customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse or as otherwise approved by PacifiCorp's various regulatory commissions. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized.

Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory commissions. Investment tax credits are included in other long-term liabilities on the Consolidated Balance Sheets and were $12 million and $11 million as of December 31, 2020 and 2019, respectively.

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

Segment Information

PacifiCorp currently has one segment, which includes its regulated electric utility operations.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2020	2019
Utility Plant:
Generation	14 - 67 years	$12,861	$12,509
Transmission	58 - 75 years	7,632	6,482
Distribution	20 - 70 years	7,660	7,307
Intangible plant(1)	5 - 75 years	1,054	1,016
Other	5 - 60 years	1,510	1,449
Utility plant in service		30,717	28,763
Accumulated depreciation and amortization		(9,838)	(9,803)
Utility plant in service, net		20,879	18,960
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	9	10
Plant, net		20,888	18,970
Construction work-in-progress		1,542	2,003
Property, plant and equipment, net		$22,430	$20,973

(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

The average depreciation and amortization rate applied to depreciable property, plant and equipment was 4.1%, 3.3% and 3.5% for the years ended December 31, 2020, 2019 and 2018, respectively, including the impacts of accelerated depreciation totaling $376 million, $125 million and $174 million in 2020, 2019 and 2018, respectively, for Utah's share of certain thermal plant units in 2020 and 2018, including Cholla Unit No. 4 in 2020 for which operations ceased in December 2020; Oregon's and Idaho's shares of Cholla Unit No. 4 in 2020; and Oregon's share of certain retired wind equipment associated with wind repowering projects in 2020 and 2019. As discussed in Notes 6 and 9, existing regulatory liabilities primarily associated with the Utah Sustainability and Transportation Plan ("STEP") and 2017 Tax Reform benefits were utilized to accelerate depreciation of these assets.

PacifiCorp filed a depreciation study in 2018 with each of its state public utility commissions except the California Public Utilities Commission. In 2020, PacifiCorp reached settlement stipulations with parties to the depreciation study in each state in which the study was filed and received commission orders to implement revised depreciation rates effective January 1, 2021. In December 2020, PacifiCorp filed applicable revised depreciation rates with the FERC under PacifiCorp's open access transmission tariff, which were accepted by the FERC effective January 1, 2021. The revised depreciation rates will result in an estimated increase in depreciation expense of $176 million in 2021 on a total company basis based on historical property, plant and equipment balances and including depreciation of certain coal-fueled generating units in Oregon and Washington over accelerated periods. These accelerated depreciable lives for the coal-fueled units are mainly due to state legislation requiring these costs to be excluded from customers' rates before 2026 and 2030 for Washington and Oregon, respectively.

Unallocated Acquisition Adjustments

PacifiCorp has unallocated acquisition adjustments that represent the excess of costs of the acquired interests in property, plant and equipment purchased from the entity that first dedicated the assets to utility service over their net book value in those assets. These unallocated acquisition adjustments included in other property, plant and equipment had an original cost of $156 million as of December 31, 2020 and 2019, and accumulated depreciation of $140 million and $132 million as of December 31, 2020 and 2019, respectively.

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

The amounts shown in the table below represent PacifiCorp's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2020 (dollars in millions):

		Facility	Accumulated	Construction
	PacifiCorp	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Jim Bridger Nos. 1 - 4	67%	$1,485	$714	$15
Hunter No. 1	94	486	203	1
Hunter No. 2	60	305	127	—
Wyodak	80	476	254	2
Colstrip Nos. 3 and 4	10	255	145	6
Hermiston	50	184	93	2
Craig Nos. 1 and 2	19	368	305	—
Hayden No. 1	25	75	42	—
Hayden No. 2	13	44	25	—
Transmission and distribution facilities	Various	857	263	100
Total		$4,535	$2,171	$126

(5)    Leases

The following table summarizes PacifiCorp's leases recorded on the Consolidated Balance Sheets as of December 31 (in millions):

	2020	2019
Right-of-use assets:
Operating leases	$11	$12
Finance leases	17	19
Total right-of-use assets	$28	$31

Lease liabilities:
Operating leases	$11	$12
Finance leases	17	19
Total lease liabilities	$28	$31

The following table summarizes PacifiCorp's lease costs for the years ended December 31 (in millions):

	2020	2019

Variable	$60	$77
Operating	3	3
Finance:
Amortization	2	1
Interest	2	2
Short-term	1	2
Total lease costs	$68	$85

Weighted-average remaining lease term (years):
Operating leases	13.9	14.0
Finance leases	8.4	9.1

Weighted-average discount rate:
Operating leases	3.8%	3.7%
Finance leases	10.5%	10.6%

Cash payments associated with operating and finance lease liabilities approximated lease cost for the years ended December 31, 2020 and 2019.

PacifiCorp has the following remaining lease commitments as of (in millions):

	December 31, 2020
	Operating	Finance	Total
2021	$3	$7	$10
2022	2	3	5
2023	2	2	4
2024	1	2	3
2025	1	2	3
Thereafter	6	12	18
Total undiscounted lease payments	15	28	43
Less - amounts representing interest	(4)	(11)	(15)
Lease liabilities	$11	$17	$28

(6)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future rates. PacifiCorp's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2020	2019

Employee benefit plans(1)	20 years	$432	$422
Utah mine disposition(2)	Various	117	125
Unamortized contract values	3 years	42	60
Deferred net power costs	1 year	78	106
Unrealized loss on derivative contracts	2 years	17	62
Asset retirement obligation	24 years	252	140
Demand side management (DSM)(3)	10 years	196	8
Other	Various	261	200
Total regulatory assets		$1,395	$1,123

Reflected as:
Current assets		$116	$63
Noncurrent assets		1,279	1,060
Total regulatory assets		$1,395	$1,123

(1)Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in rates when recognized.

(2)Amounts represent regulatory assets established as a result of the Utah mine disposition in 2015 for the United Mine Workers of America ("UMWA") 1974 Pension Plan withdrawal and closure costs incurred to date considered probable of recovery.

(3)At December 31, 2019, DSM regulatory assets were substantially offset by amounts billed to Utah retail customers under the related Utah STEP program. In accordance with the Utah general rate case order issued in December 2020, $185 million of amounts billed to Utah customers under the Utah STEP program were used to accelerate depreciation of certain coal-fueled generation units as discussed in Note 3.

PacifiCorp had regulatory assets not earning a return on investment of $707 million and $609 million as of December 31, 2020 and 2019, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts to be returned to customers in future periods. PacifiCorp's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining
	Life	2020	2019

Cost of removal(1)	26 years	$1,125	$1,019
Deferred income taxes(2)	Various	1,463	1,653
Other	Various	254	297
Total regulatory liabilities		$2,842	$2,969

Reflected as:
Current liabilities		$115	$56
Noncurrent liabilities		2,727	2,913
Total regulatory liabilities		$2,842	$2,969

(1)Amounts represent estimated costs, as accrued through depreciation rates, of removing property, plant and equipment in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.

(2)Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable of being passed on to customers, offset by income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

(7)    Short-term Debt and Credit Facilities

The following table summarizes PacifiCorp's availability under its credit facilities as of December 31 (in millions):

2020:
Credit facilities	$1,200
Less:
Short-term debt	(93)
Tax-exempt bond support	(218)
Net credit facilities	$889

2019:
Credit facilities	$1,200
Less:
Short-term debt	(130)
Tax-exempt bond support	(256)
Net credit facilities	$814

As of December 31, 2020, PacifiCorp was in compliance with the covenants of its credit facilities and letter of credit arrangements.

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

As of December 31, 2020 and 2019, the weighted average interest rate on commercial paper borrowings outstanding was 0.16% and 2.05%, respectively. These credit facilities require that PacifiCorp's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

As of December 31, 2020 and 2019, PacifiCorp had $11 million and $13 million, respectively, of fully available letters of credit issued under committed arrangements. As of December 31, 2020 and 2019, $11 million and $13 million, respectively, support certain transactions required by third parties and generally have provisions that automatically extend the annual expiration dates for an additional year unless the issuing bank elects not to renew a letter of credit prior to the expiration date.

(8)    Long-term Debt

PacifiCorp's long-term debt was as follows as of December 31 (dollars in millions):

	2020			2019
			Average		Average
	Principal	Carrying	Interest	Carrying	Interest
	Amount	Value	Rate	Value	Rate

First mortgage bonds:
2.95% to 8.53%, due through 2025	$2,149	$2,145	4.00%	$2,144	4.00%
2.70% to 6.71%, due 2026 to 2030	900	895	3.50	497	4.14
5.25% to 7.70%, due 2031 to 2035	800	796	6.33	795	6.33
5.75% to 6.35%, due 2036 to 2039	2,500	2,485	6.06	2,484	6.06
4.10% due 2042	300	297	4.10	297	4.10
3.30% to 4.15%, due 2049 to 2051	1,800	1,776	3.86	1,186	4.14
Variable-rate series, tax-exempt bond obligations (2020-0.14% to 0.16%; 2019-1.60% to 1.80%):
Due 2020	—	—		38	1.78
Due 2025	25	25	0.14	24	1.75
Due 2024 to 2025(1)	193	193	0.15	193	1.70
Total long-term debt	$8,667	$8,612		$7,658

Reflected as:
	2020	2019

Current portion of long-term debt	$420	$38
Long-term debt	8,192	7,620
Total long-term debt	$8,612	$7,658

(1)Secured by pledged first mortgage bonds registered to and held by the tax-exempt bond trustee generally with the same interest rates, maturity dates and redemption provisions as the tax-exempt bond obligations.
PacifiCorp's long-term debt generally includes provisions that allow PacifiCorp to redeem the first mortgage bonds in whole or in part at any time through the payment of a make-whole premium. Variable-rate tax-exempt bond obligations are generally redeemable at par value.

PacifiCorp currently has regulatory authority from the Oregon Public Utility Commission and the Idaho Public Utilities Commission to issue an additional $3.0 billion of long-term debt. PacifiCorp must make a notice filing with the Washington Utilities and Transportation Commission prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the United States Securities and Exchange Commission to issue an indeterminate amount of first mortgage bonds through September 2023.

The issuance of PacifiCorp's first mortgage bonds is limited by available property, earnings tests and other provisions of PacifiCorp's mortgage. Approximately $30 billion of PacifiCorp's eligible property (based on original cost) was subject to the lien of the mortgage as of December 31, 2020.

As of December 31, 2020, the annual principal maturities of long-term debt for 2021 and thereafter are as follows (in millions):

Long-term
Debt

2021	$420
2022	605
2023	449
2024	591
2025	302
Thereafter	6,300
Total	8,667
Unamortized discount and debt issuance costs	(55)
Total	$8,612

(9)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2020	2019	2018

Current:
Federal	$19	$158	$164
State	30	34	40
Total	49	192	204

Deferred:
Federal	(124)	(132)	(187)
State	1	4	(9)
Total	(123)	(128)	(196)

Investment tax credits	(1)	(3)	(3)
Total income tax (benefit) expense	$(75)	$61	$5

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
State income taxes, net of federal income tax benefit	3	3	4
Effects of ratemaking	(22)	(13)	(17)
Federal income tax credits	(13)	(3)	(7)
Other	—	(1)	—
Effective income tax rate	(11)%	7%	1%

Income tax credits relate primarily to production tax credits ("PTC") earned by PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for ten years from the date the qualifying generating facilities are placed in-service.

Effects of ratemaking is primarily attributable to use of excess deferred income taxes of $118 million, $91 million and $127 million for 2020, 2019 and 2018, respectively, to accelerate depreciation of certain retired wind equipment and coal-fueled generating units and to amortize certain regulatory asset balances in accordance with regulatory orders issued in Utah, Oregon, and Idaho.

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2020	2019

Deferred income tax assets:
Regulatory liabilities	$700	$731
Employee benefits	93	83
Derivative contracts and unamortized contract values	17	33
State carryforwards	73	70
Loss contingencies	63	3
Asset retirement obligations	65	61
Other	66	65
	1,077	1,046
Deferred income tax liabilities:
Property, plant and equipment	(3,311)	(3,312)
Regulatory assets	(343)	(276)
Other	(50)	(21)
	(3,704)	(3,609)
Net deferred income tax liability	$(2,627)	$(2,563)

The following table provides PacifiCorp's net operating loss and tax credit carryforwards and expiration dates as of December 31, 2020 (in millions):

State

Net operating loss carryforwards	$1,138
Deferred income taxes on net operating loss carryforwards	$53
Expiration dates	2023 - 2032

Tax credit carryforwards	$20
Expiration dates	2021 - indefinite

The United States Internal Revenue Service has closed or effectively settled its examination of PacifiCorp's income tax returns through December 31, 2013. The statute of limitations for PacifiCorp's state income tax returns have expired through December 31, 2011, with the exception of Utah, for which the statute has expired through December 31, 2009. In addition, Idaho's statute of limitations has expired through December 31, 2016, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

(10)    Employee Benefit Plans

PacifiCorp sponsors defined benefit pension and other postretirement benefit plans that cover certain of its employees, as well as a defined contribution 401(k) employee savings plan ("401(k) Plan"). In addition, PacifiCorp contributes to a joint trustee pension plan and a subsidiary previously contributed to a multiemployer pension plan for benefits offered to certain bargaining units.

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

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Service cost	$—	$—	$—	$2	$2	$2
Interest cost	36	44	43	9	12	11
Expected return on plan assets	(56)	(67)	(72)	(14)	(21)	(21)
Settlement	—	—	22	—	—	—
Net amortization	18	11	13	3	—	(6)
Net periodic benefit (credit) cost	$(2)	$(12)	$6	$—	$(7)	$(14)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Plan assets at fair value, beginning of year	$1,036	$942	$334	$297
Employer contributions(1)	5	4	—	1
Participant contributions	—	—	4	5
Actual return on plan assets	124	181	15	55
Benefits paid	(101)	(91)	(26)	(24)
Plan assets at fair value, end of year	$1,064	$1,036	$327	$334
(1)Amounts represent employer contributions to the SERP.
The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Benefit obligation, beginning of year	$1,167	$1,105	$304	$298
Service cost	—	—	2	2
Interest cost	36	44	9	12
Participant contributions	—	—	4	5
Actuarial loss	100	109	14	11
Benefits paid	(101)	(91)	(26)	(24)
Benefit obligation, end of year	$1,202	$1,167	$307	$304
Accumulated benefit obligation, end of year	$1,202	$1,167
The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Plan assets at fair value, end of year	$1,064	$1,036	$327	$334
Less - Benefit obligation, end of year	1,202	1,167	307	304
Funded status	$(138)	$(131)	$20	$30

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$8	$7	$20	$30
Accrued employee expenses	(4)	(4)	—	—
Other long-term liabilities	(142)	(134)	—	—
Amounts recognized	$(138)	$(131)	$20	$30

The SERP has no plan assets; however, PacifiCorp has a Rabbi trust that holds corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in the Rabbi trust, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $61 million and $57 million as of December 31, 2020 and 2019, respectively. These assets are not included in the plan assets in the above table, but are reflected in noncurrent other assets as of December 31, 2020 and 2019, respectively, on the Consolidated Balance Sheets.

The projected benefit obligation and the accumulated benefit obligation for the pension plan were both in excess of the fair value of the plan assets as of December 31, 2020.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Net loss (gain)	$455	$442	$(13)	$(26)
Regulatory deferrals	2	1	3	6
Total	$457	$443	$(10)	$(20)

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2020 and 2019 is as follows (in millions):

		Accumulated
		Other
	Regulatory	Comprehensive
	Asset	Loss	Total
Pension
Balance, December 31, 2018	$443	$17	$460
Net (gain) loss arising during the year	(11)	5	(6)
Net amortization	(10)	(1)	(11)
Total	(21)	4	(17)
Balance, December 31, 2019	422	21	443
Net loss arising during the year	27	5	32
Net amortization	(17)	(1)	(18)
Total	10	4	14
Balance, December 31, 2020	$432	$25	$457

Regulatory
Asset (Liability)
Other Postretirement
Balance, December 31, 2018	$5
Net gain arising during the year	(25)
Net amortization	—
Total	(25)
Balance, December 31, 2019	(20)
Net loss arising during the year	13
Net amortization	(3)
Total	10
Balance, December 31, 2020	$(10)

Plan Assumptions

Weighted-average assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Benefit obligations as of December 31:
Discount rate	2.50%	3.25%	4.25%	2.50%	3.20%	4.25%
Rate of compensation increase	N/A	N/A	N/A	N/A	N/A	N/A

Interest crediting rates for cash balance plan (1)(2)(3)	0.82%	2.27%	3.40%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	3.25%	4.25%	3.60%	3.20%	4.25%	3.60%
Expected return on plan assets	6.50	7.00	7.00	4.92	6.86	6.86

(1)2020 Cash Balance Interest Crediting Rate assumption is 0.82% for 2021-2022 and 2.00% for 2023 and all future years for nonunion participants and 1.42% for 2021-2022 and 2.40% for 2023+ for union participants.
(2)2019 Cash Balance Interest Crediting Rate assumption was 2.27% for 2020-2021 and 2.10% for 2022 and all future years for nonunion participants and 2.16% for 2020-2021 and 2.70% for 2022+ for union participants.
(3)2018 Cash Balance Interest Crediting Rate assumption was 3.40% for 2019 and all future years for nonunion participants and 3.15% for 2019-2020 and 3.25% for 2021+ for union participants.
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

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $1 million, respectively, during 2021. Funding to PacifiCorp's Retirement Plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 ("ERISA") and the Pension Protection Act of 2006, as amended ("PPA"). PacifiCorp considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the PPA. PacifiCorp evaluates a variety of factors, including funded status, income tax laws and regulatory requirements, in determining contributions to its other postretirement benefit plan.

The expected benefit payments to participants in PacifiCorp's pension and other postretirement benefit plans for 2021 through 2025 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2021	$115	$24
2022	99	23
2023	94	22
2024	87	22
2025	82	20
2026-2030	341	90

Plan Assets

Investment Policy and Asset Allocations

PacifiCorp's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of debt securities, equity securities and other alternative investments. Maturities for debt securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the Berkshire Hathaway Energy Company Investment Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments.

In 2020, the assets of the PacifiCorp Master Retirement Trust were transferred into the BHE Master Retirement Trust.

The target allocations (percentage of plan assets) for PacifiCorp's pension and other postretirement benefit plan assets are as follows as of December 31, 2020:

	Pension(1)	Other Postretirement(1)
	%	%
Debt securities(2)	25 - 35	75 - 83
Equity securities(2)	53 - 68	16 - 24
Limited partnership interests	7 - 12	1 - 3

(1)The trust in which the PacifiCorp Retirement Plan is invested includes a separate account that is used to fund benefits for the other postretirement benefit plan. In addition to this separate account, the assets for the other postretirement benefit plan are held in Voluntary Employees' Beneficiary Association ("VEBA") trusts, each of which has its own investment allocation strategies. Target allocations for the other postretirement benefit plan include the separate account of the Retirement Plan trust and the VEBA trusts.
(2)For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

Fair Value Measurements
The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2020:
Cash equivalents	$—	$32	$—	$32
Debt securities:
United States government obligations	14	—	—	14
Corporate obligations	—	231	—	231
Municipal obligations	—	21	—	21
Equity securities:
United States companies	91	—	—	91
Total assets in the fair value hierarchy	$105	$284	$—	389
Investment funds(2) measured at net asset value				587
Limited partnership interests(3) measured at net asset value				88
Investments at fair value				$1,064

As of December 31, 2019:
Cash equivalents	$—	$24	$—	$24
Debt securities:
United States government obligations	21	—	—	21
Corporate obligations	—	94	—	94
Municipal obligations	—	10	—	10
Agency, asset and mortgage-backed obligations	—	42	—	42
Equity securities:
United States companies	355	—	—	355
International companies	15	—	—	15
Investment funds(2)	55	—	—	55
Total assets in the fair value hierarchy	$446	$170	$—	616
Investment funds(2) measured at net asset value				327
Limited partnership interests(3) measured at net asset value				93
Investments at fair value				$1,036

(1)Refer to Note 13 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 78% and 22%, respectively, for 2020 and 55% and 45%, respectively, for 2019, and are invested in United States and international securities of approximately 74% and 26%, respectively, for 2020 and 51% and 49%, respectively, for 2019.
(3)Limited partnership interests include several funds that invest primarily in real estate.

The following table presents the fair value of plan assets, by major category, for PacifiCorp's defined benefit other postretirement plan (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total
As of December 31, 2020:
Cash and cash equivalents	$8	$1	$—	$9
Debt securities:
United States government obligations	11	—	—	11
Corporate obligations	—	86	—	86
Municipal obligations	—	16	—	16
Agency, asset and mortgage-backed obligations	—	44	—	44
Equity securities:
United States companies	4	—	—	4
Total assets in the fair value hierarchy	23	147	—	170
Investment funds(2) measured at net asset value				153
Limited partnership interests(3) measured at net asset value				4
Investments at fair value				$327

As of December 31, 2019:
Cash and cash equivalents	$8	$1	$—	$9
Debt securities:
United States government obligations	12	—	—	12
Corporate obligations	—	26	—	26
Municipal obligations	—	2	—	2
Agency, asset and mortgage-backed obligations	—	22	—	22
Equity securities:
United States companies	74	—	—	74
International companies	4	—	—	4
Investment funds(2)	44	—	—	44
Total assets in the fair value hierarchy	142	51	—	193
Investment funds(2) measured at net asset value				136
Limited partnership interests(3) measured at net asset value				5
Investments at fair value				$334

(1)Refer to Note 13 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are substantially comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 38% and 62%, respectively, for 2020 and 56% and 44%, respectively, for 2019, and are invested in United States and international securities of approximately 93% and 7%, respectively, for 2020 and 79% and 21%, respectively, for 2019.
(3)Limited partnership interests include several funds that invest primarily in real estate, buyout, growth equity and venture capital.
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

The risk of participating in multiemployer pension plans generally differs from single-employer plans in that assets are pooled such that contributions by one employer may be used to provide benefits to employees of other participating employers and plan assets cannot revert to employers. If an employer ceases participation in the plan, the employer may be obligated to pay a withdrawal liability based on the participants' unfunded, vested benefits in the plan. This occurred as a result of Energy West Mining Company's withdrawal from the UMWA 1974 Pension Plan. If participating employers withdraw from a multiemployer plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The following table presents PacifiCorp's participation in individually significant joint trustee and multiemployer pension plans for the years ended December 31 (dollars in millions):

		PPA zone status or
		plan funded status percentage for
		plan years beginning July 1,					Contributions(1)
Plan name	Employer Identification Number	2020	2019	2018	Funding improvement plan	Surcharge imposed under PPA(1)	2020	2019	2018	Year contributions to plan exceeded more than 5% of total contributions(2)
Local 57 Trust Fund	87-0640888	At least 80%	At least 80%	At least 80%	None	None	$6	$7	$7	2018, 2017, 2016

(1)    PacifiCorp's minimum contributions to the plan are based on the amount of wages paid to employees covered by the Local 57 Trust Fund collective bargaining agreements, subject to ERISA minimum funding requirements.

(2)    For the Local 57 Trust Fund, information is for plan years beginning July 1, 2018, 2017 and 2016. Information for the plan year beginning July 1, 2019 is not yet available.

The current collective bargaining agreements governing the Local 57 Trust Fund expire in 2023.

Defined Contribution Plan

PacifiCorp's 401(k) Plan covers substantially all employees. PacifiCorp's matching contributions are based on each participant's level of contribution and, as of January 1, 2020, all participants receive contributions based on eligible pre-tax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. PacifiCorp's contributions to the 401(k) Plan were $41 million, $40 million and $39 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

PacifiCorp does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. Cost of removal regulatory liabilities totaled $1,125 million and $1,019 million as of December 31, 2020 and 2019, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's ARO liabilities for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$257	$227
Change in estimated costs	(11)	27
Additions	25	9
Retirements	(10)	(15)
Accretion	9	9
Ending balance	$270	$257

Reflected as:
Other current liabilities	$13	$19
Other long-term liabilities	257	238
	$270	$257

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of December 31, 2020:
Not designated as hedging contracts(1):
Commodity assets	$29	$6	$1	$—	$36
Commodity liabilities	(2)	—	(23)	(28)	(53)
Total	27	6	(22)	(28)	(17)

Total derivatives	27	6	(22)	(28)	(17)
Cash collateral receivable	—	—	15	9	24
Total derivatives - net basis	$27	$6	$(7)	$(19)	$7

As of December 31, 2019:
Not designated as hedging contracts(1):
Commodity assets	$15	$2	$4	$—	$21
Commodity liabilities	(3)	—	(31)	(50)	(84)
Total	12	2	(27)	(50)	(63)

Total derivatives	12	2	(27)	(50)	(63)
Cash collateral receivable	—	—	20	27	47
Total derivatives - net basis	$12	$2	$(7)	$(23)	$(16)
(1)PacifiCorp's commodity derivatives are generally included in rates and as of December 31, 2020 and 2019, a regulatory asset of $17 million and $62 million, respectively, was recorded related to the net derivative liability of $17 million and $63 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in regulatory assets, as well as amounts reclassified to earnings for the years ended December 31 (in millions):

	2020	2019	2018

Beginning balance	$62	$96	$101
Changes in fair value recognized in regulatory assets	(11)	(37)	12
Net gains (losses) reclassified to operating revenue	3	(34)	(68)
Net (losses) gains reclassified to energy costs	(37)	37	51
Ending balance	$17	$62	$96

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2020	2019

Electricity sales	Megawatt hours	(1)	(2)
Natural gas purchases	Decatherms	100	129

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2020, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $51 million and $80 million as of December 31, 2020 and 2019, respectively, for which PacifiCorp had posted collateral of $24 million and $47 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of December 31, 2020 and 2019, PacifiCorp would have been required to post $25 million and $27 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(13)    Fair Value Measurements

The carrying value of PacifiCorp's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. PacifiCorp has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that PacifiCorp has the ability to access at the measurement date.

•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•Level 3 - Unobservable inputs reflect PacifiCorp's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. PacifiCorp develops these inputs based on the best information available, including its own data.

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$36	$—	$(3)	$33
Money market mutual funds(2)	6	—	—	—	6
Investment funds	25	—	—	—	25
	$31	$36	$—	$(3)	$64

Liabilities - Commodity derivatives	$—	$(53)	$—	$27	$(26)

As of December 31, 2019:
Assets:
Commodity derivatives	$—	$21	$—	$(7)	$14
Money market mutual funds (2)	23	—	—	—	23
Investment funds	25	—	—	—	25
	$48	$21	$—	$(7)	$62

Liabilities - Commodity derivatives	$—	$(84)	$—	$54	$(30)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $24 million and $47 million as of December 31, 2020 and 2019, respectively.
(2)Amounts are included in cash and cash equivalents, other current assets and other assets on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$8,612	$10,995	$7,658	$9,280

(14)    Commitments and Contingencies

Legal Matters

PacifiCorp is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. PacifiCorp does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiples counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures, including residences, destroyed; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and are being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Five lawsuits have been filed in Oregon and California, including a putative class action complaint in Oregon, on behalf of citizens and businesses who suffered damages from fires allegedly caused by PacifiCorp. The final determinations of liability, however, will only be made following comprehensive investigations and litigation processes.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could nevertheless be found liable for all damages proximately caused by negligence, including property and natural resource damage; fire suppression costs; personal injury and loss of life damages; and interest.

PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

Hydroelectric Relicensing

PacifiCorp is a party to the 2016 amended Klamath Hydroelectric Settlement Agreement ("KHSA"), which is intended to resolve disputes surrounding PacifiCorp's efforts to relicense the Klamath Hydroelectric Project. The KHSA establishes a process for PacifiCorp, the states of Oregon and California ("States") and other stakeholders to assess whether dam removal can occur consistent with the settlement's terms. For PacifiCorp, the key elements of the settlement include: (1) a contribution from PacifiCorp's Oregon and California customers capped at $200 million plus $250 million in California bond funds; (2) complete indemnification from harms associated with dam removal; (3) transfer of the Federal Energy Regulatory Commission ("FERC") license to a third-party dam removal entity, the Klamath River Renewal Corporation ("KRRC"), who would conduct dam removal; and (4) ability for PacifiCorp to operate the facilities for the benefit of customers until dam removal commences.

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application by January 16, 2021 to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. On January 13, 2021, the new license transfer application was filed with the FERC, notifying it that PacifiCorp and the KRRC are not accepting co-licensee status under FERC's July 2020 order, and instead are seeking the license transfer outcome described in the new license transfer application. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions.

As of December 31, 2020, PacifiCorp's assets included $21 million of costs associated with the Klamath hydroelectric system's mainstem dams and the associated relicensing and settlement costs, which are being depreciated and amortized in accordance with state regulatory approvals in Utah, Wyoming and Idaho through December 31, 2022.

Hydroelectric Commitments

Certain of PacifiCorp's hydroelectric licenses contain requirements for PacifiCorp to make certain capital and operating expenditures related to its hydroelectric facilities, which are estimated to be approximately $182 million over the next ten years.

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2020 are as follows (in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Contract type:
Purchased electricity contracts -
commercially operable	$223	$201	$195	$192	$172	$2,028	$3,011
Purchased electricity contracts -
non-commercially operable	25	25	25	26	28	456	585
Fuel contracts	636	426	368	320	137	611	2,498
Construction commitments	90	—	—	—	—	—	90
Transmission	104	97	90	74	49	409	823
Easements	14	14	13	13	13	278	345
Maintenance, service and
other contracts	100	69	40	35	36	214	494
Total commitments	$1,192	$832	$731	$660	$435	$3,996	$7,846

    Purchased Electricity Contracts - Commercially Operable

As part of its energy resource portfolio, PacifiCorp acquires a portion of its electricity through long-term purchases and exchange agreements. PacifiCorp has several PPAs with solar or wind-powered generating facilities that are not included in the table above as the payments are based on the amount of energy generated and there are no minimum payments. Certain of these PPAs qualify as leases as described in Note 2. Refer to Note 5 for variable lease costs associated with these lease commitments.

Included in the minimum fixed annual payments for purchased electricity above are commitments to purchase electricity from several hydroelectric systems under long-term arrangements with public utility districts. These purchases are made on a "cost-of-service" basis for a stated percentage of system output and for a like percentage of system operating expenses and debt service. These costs are included in energy costs on the Consolidated Statements of Operations. PacifiCorp is required to pay its portion of operating costs and its portion of the debt service, whether or not any electricity is produced. These arrangements accounted for less than 5% of PacifiCorp's 2020, 2019 and 2018 energy sources.

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

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale or transfer of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(15)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue by regulated energy, with further disaggregation of regulated energy by customer class, for the years ended December 31 (in millions):

	2020	2019	2018
Customer Revenue:
Retail:
Residential	$1,910	$1,783	$1,737
Commercial	1,578	1,522	1,513
Industrial	1,185	1,176	1,172
Other retail	259	230	234
Total retail	4,932	4,711	4,656
Wholesale	107	99	55
Transmission	96	98	103
Other Customer Revenue	108	78	76
Total Customer Revenue	5,243	4,986	4,890
Other revenue	98	82	136
Total operating revenue	$5,341	$5,068	$5,026

(16)    Preferred Stock

PacifiCorp has 3,500 thousand shares of Serial Preferred Stock authorized at the stated value of $100 per share. PacifiCorp had 24 thousand shares of Serial Preferred Stock issued and outstanding as of December 31, 2020 and 2019. The outstanding preferred stock series are non-redeemable and have annual dividend rates of 6.00% and 7.00%.

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

PacifiCorp also has 16 million shares of No Par Serial Preferred Stock and 127 thousand shares of 5% Preferred Stock authorized, but no shares were issued or outstanding as of December 31, 2020 and 2019.

(17)    Common Shareholder's Equity

Through PPW Holdings, BHE is the sole shareholder of PacifiCorp's common stock. The state regulatory orders that authorized BHE's acquisition of PacifiCorp contain restrictions on PacifiCorp's ability to pay dividends to the extent that they would reduce PacifiCorp's common equity below specified percentages of defined capitalization. As of December 31, 2020, the most restrictive of these commitments prohibits PacifiCorp from making any distribution to PPW Holdings or BHE without prior state regulatory approval to the extent that it would reduce PacifiCorp's common equity below 44% of its total capitalization, excluding short-term debt and current maturities of long-term debt. As of December 31, 2020, PacifiCorp's actual common equity percentage, as calculated under this measure, was 53%, and PacifiCorp would have been permitted to dividend $2.7 billion under this commitment.

These commitments also restrict PacifiCorp from making any distributions to either PPW Holdings or BHE if PacifiCorp's senior unsecured debt rating is BBB- or lower by Standard & Poor's Rating Services or Fitch Ratings, or Baa3 or lower by Moody's Investor Service, as indicated by two of the three rating services. As of December 31, 2020, PacifiCorp met the minimum required senior unsecured debt ratings for making distributions.

PacifiCorp is also subject to a maximum debt-to-total capitalization percentage under various financing agreements as further discussed in Note 7.

(18)    Components of Accumulated Other Comprehensive Loss, Net

Accumulated other comprehensive loss, net consists of unrecognized amounts on retirement benefits, net of tax, of $19 million and $16 million as of December 31, 2020 and 2019, respectively.

(19)    Variable-Interest Entities

PacifiCorp holds a 66.67% interest in Bridger Coal Company ("Bridger Coal"), which supplies coal to the Jim Bridger generating facility that is owned 66.67% by PacifiCorp and 33.33% by PacifiCorp's joint venture partner in Bridger Coal. PacifiCorp purchases 66.67% of the coal produced by Bridger Coal, while the remaining 33.33% of the coal produced is purchased by the joint venture partner. The power to direct the activities that most significantly impact Bridger Coal's economic performance are shared with the joint venture partner. Each joint venture partner is jointly and severally liable for the obligations of Bridger Coal. Bridger Coal's necessary working capital to carry out its mining operations is financed by contributions from PacifiCorp and its joint venture partner. PacifiCorp's equity investment in Bridger Coal was $74 million and $81 million as of December 31, 2020 and 2019, respectively. Refer to Note 21 for information regarding related-party transactions with Bridger Coal.

(20)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	2020	2019
Cash and cash equivalents	$13	$30
Restricted cash included in other current assets	4	4
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$19	$36

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2020	2019	2018

Interest paid, net of amounts capitalized	$348	$340	$347
Income taxes paid, net	$107	$171	$144

Supplemental disclosure of non-cash investing and financing activities:
Accounts payable related to property, plant and equipment additions	$344	$293	$184

(21)    Related-Party Transactions

PacifiCorp has an intercompany administrative services agreement and a mutual assistance agreement with BHE and its subsidiaries. Amounts charged to PacifiCorp by BHE and its subsidiaries under this agreement totaled $10 million, $10 million and $12 million during the years ended December 31, 2020, 2019 and 2018, respectively. Payables associated with these services were $5 million and $1 million as of December 31, 2020 and 2019, respectively. Amounts charged by PacifiCorp to BHE and its subsidiaries under this agreement totaled $4 million, $1 million and $2 million during the years ended December 31, 2020, 2019 and 2018, respectively.

In 2020, PacifiCorp acquired wind turbines from BHE Wind, LLC, an indirect wholly owned subsidiary of BHE, for $147 million. The wind turbines are being installed as part of newly constructed and repowered wind-powered generating facilities that are being placed in service through 2021.

PacifiCorp also engages in various transactions with several subsidiaries of BHE in the ordinary course of business. Services provided by these subsidiaries in the ordinary course of business and charged to PacifiCorp primarily relate to wholesale electricity purchases and transmission of electricity, transportation of natural gas and employee relocation services. These expenses totaled $6 million, $7 million and $8 million during the years ended December 31, 2020, 2019 and 2018, respectively.

PacifiCorp has long-term transportation contracts with BNSF Railway Company ("BNSF"), an indirect wholly owned subsidiary of Berkshire Hathaway, PacifiCorp's ultimate parent company. Transportation costs under these contracts were $29 million, $35 million and $33 million during the years ended December 31, 2020, 2019 and 2018, respectively.

PacifiCorp is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. Federal and state income taxes were $25 million receivable from BHE and $31 million payable to BHE, as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019 and 2018, cash paid for federal and state income taxes to BHE totaled $107 million, $171 million and $144 million, respectively.

PacifiCorp transacts with its equity investees, Bridger Coal and Trapper Mining Inc. Services provided by equity investees to PacifiCorp primarily relate to coal purchases. During the years ended December 31, 2020, 2019 and 2018, coal purchases from PacifiCorp's equity investees totaled $145 million, $155 million and $163 million, respectively. Payables to PacifiCorp's equity investees were $14 million and $12 million as of December 31, 2020 and 2019, respectively.

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

Results of Operations

Overview

MidAmerican Energy -

MidAmerican Energy's net income for 2020 was $826 million, an increase of $33 million, or 4%, compared to 2019 primarily due to a higher income tax benefit of $199 million from higher PTCs recognized of $132 million, lower pretax income of $166 million and the effects of ratemaking, and lower operations and maintenance expenses, partially offset by higher depreciation and amortization expense of $77 million, lower allowances for equity and borrowed funds used during construction of $45 million, higher interest expense of $23 million and lower electric and natural gas utility margins. Higher PTCs recognized were due to greater wind-powered generation driven primarily by repowering and new wind projects placed in-service in 2019. Depreciation and amortization expense increased due to additional assets placed in-service in 2019 and 2020, partially offset by $23 million of lower Iowa revenue sharing accruals. Electric utility margin decreased due to lower wholesale revenue and the price impacts from changes in retail sales mix, partially offset by lower generation costs from higher wind generation, higher retail customer volumes and higher recoveries related to the ratemaking treatment of 2017 Tax Reform. Electric retail customer volumes increased 1.2% due to increased usage for certain industrial customers, partially offset by the impacts of COVID-19, which resulted in lower commercial and industrial customer usage and higher residential customer usage. Natural gas utility margin decreased primarily due to 10.2% lower retail customer volumes mainly from the unfavorable impact of weather.

MidAmerican Energy's net income for 2019 was $793 million, an increase of $111 million, or 16%, compared to 2018 due to a higher income tax benefit of $116 million from higher PTCs of $70 million and the effects of ratemaking, higher electric utility margin of $42 million, higher allowances for equity and borrowed funds of $32 million and higher investment earnings of $20 million, partially offset by higher interest expense of $54 million and higher depreciation and amortization expense of $30 million due to wind-powered generation and other plant placed in-service offset by $46 million of lower Iowa revenue sharing. Electric utility margin increased due to lower fuel costs from higher wind generation, higher recoveries through bill riders (substantially offset in cost of fuel and energy, operations and maintenance expense and income tax benefit) and higher retail customer volumes. Electric retail customer volumes increased 1.4% as an increase in industrial volumes of 4.0% was largely offset by lower residential volumes from the less favorable impact of weather and lower overall customer usage.

MidAmerican Funding -

MidAmerican Funding's net income for 2020 was $818 million, an increase of $37 million, or 5%, compared to 2019. MidAmerican Funding's net income for 2019 was $781 million, an increase of $112 million, or 17%, compared to 2018. The increases were primarily due to the changes in MidAmerican Energy's earnings discussed above.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, electric utility margin and natural gas utility margin, to help evaluate results of operations. Electric utility margin is calculated as regulated electric operating revenue less cost of fuel and energy, which are captions presented on the Statements of Operations. Natural gas utility margin is calculated as regulated natural gas operating revenue less cost of natural gas purchased for resale, which are included in regulated natural gas and other and cost of natural gas purchased for resale and other, respectively, on the Statements of Operations.

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

	2020	2019	Change		2019	2018	Change

Electric utility margin:
Operating revenue	$2,139	$2,237	$(98)	(4)%	$2,237	$2,283	$(46)	(2)%
Cost of fuel and energy	339	399	(60)	(15)	399	487	(88)	(18)
Electric utility margin	1,800	1,838	(38)	(2)%	1,838	1,796	42	2%

Natural gas utility margin:
Operating revenue	573	660	(87)	(13)%	660	754	(94)	(12)%
Natural gas purchased for resale	327	395	(68)	(17)	395	465	(70)	(15)
Natural gas utility margin	246	265	(19)	(7)%	265	289	(24)	(8)%

Utility margin	$2,046	$2,103	$(57)	(3)%	$2,103	$2,085	$18	1%

Other operating revenue	8	28	(20)	(71)%	28	12	16	133%
Other cost of sales	1	18	(17)	(94)	18	1	17	*
Operations and maintenance	754	800	(46)	(6)	800	811	(11)	(1)
Depreciation and amortization	716	639	77	12	639	609	30	5
Property and other taxes	135	126	9	7	126	125	1	1
Operating income	$448	$548	$(100)	(18)%	$548	$551	$(3)	(1)%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows for the years ended December 31:

	2020	2019	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$2,139	$2,237	$(98)	(4)%	$2,237	$2,283	$(46)	(2)%
Cost of fuel and energy	339	399	(60)	(15)	399	487	(88)	(18)
Utility margin	$1,800	$1,838	$(38)	(2)%	$1,838	$1,796	$42	2%

Sales (GWhs):
Residential	6,687	6,575	112	2%	6,575	6,763	(188)	(3)%
Commercial	3,707	3,921	(214)	(5)	3,921	3,897	24	1
Industrial	14,645	14,127	518	4	14,127	13,587	540	4
Other	1,484	1,578	(94)	(6)	1,578	1,604	(26)	(2)
Total retail	26,523	26,201	322	1	26,201	25,851	350	1
Wholesale	11,219	10,000	1,219	12	10,000	11,181	(1,181)	(11)
Total sales	37,742	36,201	1,541	4%	36,201	37,032	(831)	(2)%

Average number of retail customers (in thousands)	795	786	9	1%	786	780	6	1%

Average revenue per MWh:
Retail	$72.57	$74.01	$(1.44)	(2)%	$74.01	$74.12	$(0.11)	—%
Wholesale	$11.08	$21.84	$(10.76)	(49)%	$21.84	$25.63	$(3.79)	(15)%

Heating degree days	5,932	6,661	(729)	(11)%	6,661	6,627	34	1%
Cooling degree days	1,172	1,152	20	2%	1,152	1,307	(155)	(12)%

Sources of energy (GWhs)(1):
Wind and other(2)	20,668	16,136	4,532	28%	16,136	13,627	2,509	18%
Coal	7,217	12,182	(4,965)	(41)	12,182	15,811	(3,629)	(23)
Nuclear	3,927	3,849	78	2	3,849	3,869	(20)	(1)
Natural gas	675	441	234	53	441	661	(220)	(33)
Total energy generated	32,487	32,608	(121)	—	32,608	33,968	(1,360)	(4)
Energy purchased	5,979	4,292	1,687	39	4,292	3,837	455	12
Total	38,466	36,900	1,566	4%	36,900	37,805	(905)	(2)%

Average cost of energy per MWh:
Energy generated(3)	$4.74	$7.53	$(2.79)	(37)%	$7.53	$9.38	$(1.85)	(20)%
Energy purchased	$30.94	$35.82	$(4.88)	(14)%	$35.82	$43.72	$(7.90)	(18)%
(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows for the years ended December 31:

	2020	2019	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$573	$660	$(87)	(13)%	$660	$754	$(94)	(12)%
Natural gas purchased for resale	327	395	(68)	(17)	395	465	(70)	(15)
Utility margin	$246	$265	$(19)	(7)%	$265	$289	$(24)	(8)%

Throughput (000's Dths):
Residential	51,023	56,101	(5,078)	(9)%	56,101	54,798	1,303	2%
Commercial	23,336	27,333	(3,997)	(15)	27,333	26,382	951	4
Industrial	5,275	5,258	17	—	5,258	5,777	(519)	(9)
Other	74	77	(3)	(4)	77	48	29	60
Total retail sales	79,708	88,769	(9,061)	(10)	88,769	87,005	1,764	2
Wholesale sales	34,691	36,886	(2,195)	(6)	36,886	39,267	(2,381)	(6)
Total sales	114,399	125,655	(11,256)	(9)	125,655	126,272	(617)	—
Natural gas transportation service	110,263	112,143	(1,880)	(2)	112,143	102,198	9,945	10
Total throughput	224,662	237,798	(13,136)	(6)%	237,798	228,470	9,328	4%

Average number of retail customers (in thousands)	774	766	8	1%	766	759	7	1%
Average revenue per retail Dth sold	$5.91	$6.03	$(0.12)	(2)%	$6.03	$6.89	$(0.86)	(12)%

Heating degree days	6,253	6,980	(727)	(10)%	6,980	6,843	137	2%

Average cost of natural gas per retail Dth sold	$3.29	$3.47	$(0.18)	(5)%	$3.47	$4.02	$(0.55)	(14)%

Combined retail and wholesale average cost of natural gas per Dth sold	$2.86	$3.14	$(0.28)	(9)%	$3.14	$3.69	$(0.55)	(15)%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

MidAmerican Energy -

Electric utility margin decreased $38 million for 2020 compared to 2019 primarily due to:
(1)    Lower wholesale utility margin of $60 million due to lower market prices, partially offset by lower energy costs and higher sales volumes;
(2)    Higher retail utility margin of $18 million due to -
•an increase of $23 million from non-weather-related factors, net of price impacts from sales mix, including increased usage for certain industrial customers and the impacts of COVID-19, which generally resulted in lower commercial and industrial customer usage and higher residential customer usage;
•an increase of $1 million, net of energy costs, from higher recoveries through bill riders, primarily related to lower refunds related to the ratemaking treatment of 2017 Tax Reform (offset in income tax benefit) and higher transmission cost recoveries (offset in operations and maintenance expense), substantially offset by a decrease of $28 million in electric energy efficiency program revenue (offset in operations and maintenance expense) and the PTC component of the energy adjustment clause (offset in income tax benefit);
•a decrease of $3 million from the impact of weather; and
•a decrease of $3 million from various other revenue; and
(3)    Higher Multi-Value Projects ("MVP") transmission revenue of $4 million.

Natural gas utility margin decreased $19 million for 2020 compared to 2019 primarily due to:
(1)    A decrease of $10 million in natural gas energy efficiency program revenue (offset in operations and maintenance expense); and
(2)    A decrease of $9 million from the unfavorable impact of weather in the first quarter.

Operations and maintenance decreased $46 million for 2020 compared to 2019 primarily due to lower energy efficiency program expense of $38 million (offset in operating revenue), lower fossil-fueled generation maintenance of $14 million, lower natural gas distribution expenses of $10 million, lower electric distribution operations expenses of $7 million, a nuclear property insurance premium refund of $5 million and decreases in benefit plan service costs and healthcare and other administrative costs, partially offset by higher wind-powered generation expenses of $21 million due to new and repowered wind-powered generating facilities placed in-service in 2019 and easements, higher electric distribution maintenance expenses of $13 million largely driven by storm restoration related to a significant wind storm in August 2020 and higher transmission operations costs from MISO of $5 million (offset in operating revenue).

Depreciation and amortization increased $77 million for 2020 compared to 2019 primarily due to $95 million related to new and repowered wind-powered generating facilities and other plant placed in-service, partially offset by lower Iowa revenue sharing accruals of $23 million.

Property and other taxes increased $9 million for 2020 compared to 2019 due to higher wind turbine property taxes and other real estate taxes.

Interest expense increased $23 million for 2020 compared to 2019 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds decreased $45 million for 2020 compared to 2019 primarily due to lower construction work-in-progress balances related to new and repowered wind-powered generation projects.

Other, net increased $2 million for 2020 compared to 2019 primarily due to lower non-service costs of postretirement employee benefit plans and a gain from the contribution of land to a joint venture in 2020, partially offset by lower interest income due to an unfavorable cash position and lower cash surrender values of corporate-owned life insurance policies.

Income tax benefit increased $199 million for 2020 compared to 2019, and the effective tax rate was (223)% for 2020 and (88)% for 2019. The change in the effective tax rate was substantially due to an increase of $132 million in PTCs, state income tax impacts, the effects of ratemaking and lower pretax income in 2020.

Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a prescribed per-kilowatt rate pursuant to the applicable federal income tax law and are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in service. Beginning in late 2014, some of MidAmerican Energy's wind-powered generating facilities surpassed the 10-year eligibility period for earning the credits. Most of those facilities have since been repowered, and under Internal Revenue Service rules, qualifying repowered facilities are eligible for the credits, or a portion thereof, for 10 years from the date they are returned to service. Refer to "Capital Expenditures" in Liquidity and Capital Resources for additional information about repowering and new wind-powered generation placed in-service. A credit per kilowatt hour of $0.025 for 2020 and 2019 and $0.024 for 2018 was applied to the annual production of eligible facilities, which resulted in $510 million, $378 million and $308 million, respectively, in PTCs.

MidAmerican Funding -

Income tax benefit for MidAmerican Funding increased $197 million for 2020 compared to 2019, and the effective tax rate was (235)% for 2020 and (93)% for 2019. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

MidAmerican Energy -

Electric utility margin increased $42 million for 2019 compared to 2018 primarily due to:
(1)    Higher retail utility margin of $36 million due to -
•an increase of $38 million, net of energy costs, from higher recoveries through bill riders, primarily related to the PTC component of the energy adjustment clause and ratemaking treatment for the impact of 2017 Tax Reform (both offset in income tax benefit), partially offset by a decrease of $49 million in electric energy efficiency program revenue (offset in operations and maintenance expense);
•an increase of $19 million from non-weather-related factors, net of price impacts from sales mix, including higher industrial customer usage, partially offset by lower residential customer usage;
•a decrease of $3 million from various other revenue; and
•a decrease of $18 million from the impact of weather;
(2)    Higher wholesale utility margin of $5 million due to higher margin per unit reflecting lower energy costs, partially offset by lower sales volumes; and
(3)    Higher MVP transmission revenue of $1 million.

Natural gas utility margin decreased $24 million for 2019 compared to 2018 primarily due to:
(1)    A decrease of $27 million in natural gas energy efficiency program revenue (offset in operations and maintenance expense); and
(2)    An increase of $2 million from higher retail sales volumes due primarily to the impact of colder winter temperatures.

Operations and maintenance decreased $11 million for 2019 compared to 2018 due to lower energy efficiency program expense of $76 million (offset in operating revenue) and lower fossil-fueled generation maintenance of $9 million, partially offset by higher wind-powered generation costs of $37 million, primarily due to new and repowered wind-powered generating facilities, higher natural gas and electric distribution operations costs of $11 million, higher transmission operations costs from MISO of $7 million (offset in operating revenue), and higher healthcare and other operations costs.

Depreciation and amortization increased $30 million for 2019 compared to 2018 due to $78 million related to new and repowered wind-powered generating facilities and other plant placed in-service, partially offset by lower Iowa revenue sharing accruals of $46 million.

Interest expense increased $54 million for 2019 compared to 2018 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $32 million for 2019 compared to 2018 primarily due to higher construction work-in-progress balances related to new and repowered wind-powered generation projects.

Other, net increased $20 million for 2019 compared to 2018 primarily due to higher returns on corporate-owned life insurance policies and higher interest income due to a favorable cash position.

Income tax benefit increased $116 million for 2019 compared to 2018, and the effective tax rate was (88)% for 2019 and (60)% for 2018. The change in the effective tax rate was substantially due to an increase of $70 million in PTCs, state income tax impacts and the effects of ratemaking.

MidAmerican Funding -

Income tax benefit for MidAmerican Funding increased $115 million for 2019 compared to 2018, and the effective tax rate was (93)% for 2019 and (64)% for 2018. The change in effective tax rates was due principally to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of December 31, 2020, MidAmerican Energy's and MidAmerican Funding's total net liquidity were as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$38

Credit facilities, maturing 2021 and 2022	1,505
Less:
Tax-exempt bond support	(370)
Net credit facilities	1,135
MidAmerican Energy total net liquidity	$1,173

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,173
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2021	4
MidAmerican Funding total net liquidity	$1,178

Operating Activities

MidAmerican Energy's net cash flows from operating activities were $1,543 million, $1,490 million and $1,508 million for 2020, 2019 and 2018, respectively. MidAmerican Funding's net cash flows from operating activities were $1,536 million, $1,475 million and $1,516 million for 2020, 2019 and 2018, respectively. Cash flows from operating activities increased for 2020 compared to 2019 primarily due to higher income tax receipts and lower payments to vendors, partially offset by higher payments for the settlement of AROs, lower cash margins for MidAmerican Energy's regulated electric and natural gas businesses and higher interest payments due to long-term debt issued in October 2019. Cash flows from operating activities decreased for 2019 compared to 2018 primarily due to lower income tax receipts and higher interest payments, partially offset by lower payments to vendors and lower payments for the settlement of AROs.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

In February 2021, the central United States experienced extreme cold temperatures, causing increased demand for natural gas by MidAmerican Energy's customers. While MidAmerican Energy was able to meet such demand without any significant interruptions to service, commodity prices for natural gas purchases were significantly higher than historical experience. The increased commodity prices are expected to result in greater short-term borrowing to fund such purchases until amounts are collected from customers via the PGAs. MidAmerican Energy believes it has adequate liquidity to meet the anticipated increase in short-term borrowing. While the increased costs are expected to be fully recoverable from customers, the timing of recovery may depend upon possible actions taken by MidAmerican Energy's regulators.

Investing Activities

MidAmerican Energy's net cash flows from investing activities were $(1,826) million, $(2,801) million and $(2,310) million for 2020, 2019 and 2018, respectively. MidAmerican Funding's net cash flows from investing activities were $(1,825) million, $(2,801) million and $(2,310) million for 2020, 2019 and 2018, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities primarily consist of activity within the Quad Cities Generating Station nuclear decommissioning trust, and other investment proceeds relates primarily to company-owned life insurance policies. In 2018, proceeds from sales of other investments includes $15 million for the transfer of corporate aircraft to BHE.

Financing Activities

MidAmerican Energy's net cash flows from financing activities were $(2) million, $1,585 million and $576 million for 2020, 2019 and 2018, respectively. MidAmerican Funding's net cash flows from financing activities were $4 million, $1,600 million and $569 million for 2020, 2019 and 2018, respectively. In January 2019, MidAmerican Energy issued $600 million of its 3.65% First Mortgage Bonds due April 2029 and $900 million of its 4.25% First Mortgage Bonds due July 2049, and in October 2019, issued an additional $250 million of its 3.65% First Mortgage Bonds due April 2029 and $600 million of its 3.15% First Mortgage Bonds due April 2050. In February 2019, MidAmerican Energy redeemed $500 million of its 2.40% First Mortgage Bonds due in March 2019 at a redemption price of 100% of the principal amount plus accrued interest. In February 2018, MidAmerican Energy issued $700 million of its 3.65% First Mortgage Bonds due August 2048 and, in March 2018, repaid $350 million of its 5.30% Senior Notes due March 2018. Net (repayments of) proceeds from short-term debt relate to MidAmerican Energy's use of short-term borrowings through its commercial paper program. MidAmerican Funding received $5 million and $15 million in 2020 and 2019, respectively, and made payments totaling $8 million in 2018 through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue through April 2, 2022, commercial paper and bank notes aggregating $1.5 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2022. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. MidAmerican Energy has a $600 million unsecured credit facility, which expires in May 2021, with an option to extend for up to three months, and has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ended December 31 are as follows (in millions):

	Historical			Forecast
	2018	2019	2020	2021	2022	2023

Wind generation	$1,706	$1,877	$911	$913	$738	$468
Electric distribution	270	277	273	298	266	238
Electric transmission	133	177	160	203	151	81
Solar generation	—	2	16	139	314	880
Other	223	477	476	548	455	369
Total	$2,332	$2,810	$1,836	$2,101	$1,924	$2,036

MidAmerican Energy's capital expenditures provided above consist of the following:
•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction and acquisition of wind-powered generating facilities totaled $848 million for 2020, $1,486 million for 2019 and $1,261 million for 2018. MidAmerican Energy placed in-service 729 MWs (nominal ratings) during 2020, including the acquisition of an existing 80-MW wind farm, 1,019 MWs (nominal ratings) during 2019 and 817 MWs (nominal ratings) during 2018. Wind XI, a 2,000-MW project, was completed in January 2020. Wind XII, a 592-MW project, was placed in-service in 2019 and 2020. MidAmerican Energy had three other wind-powered generation projects under construction in 2020 that totaled 319 MWs, including facilities placed in-service in 2020 and the remainder expected to be placed in-service in early 2021. MidAmerican Energy expects all of these wind-powered generating facilities to qualify for 100% of PTCs available. PTCs from these projects are excluded from MidAmerican Energy's Iowa energy adjustment clause until these generation assets are reflected in base rates.
MidAmerican Energy is currently planning to construct 483 MWs of additional wind-powered generating facilities, for which the related projects are at varying stages of development. Planned spending for those projects totals $461 million for 2021, $16 million for 2022 and $421 million for 2023.
◦Repowering of wind-powered generating facilities totaled $37 million for 2020, $369 million for 2019 and $422 million for 2018. Planned spending for repowering totals $409 million in 2021 and $673 million in 2022. MidAmerican Energy expects its repowered facilities to meet IRS guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Below is a summary of historical and forecast wind-powered generation repowering projects:

	Capacity	% of Federal Production
Year Placed In-Service	(MWs)(1)	Tax Credit Rate

Historical:
2017	412	100%
2018	222	100%
2019	466	100%
2019	120	80%
2020	55	80%
Forecast:
2021	80	100%
2021	27	80%
2022	564	80%
2022	407	60%
(1)    Capacity values for historical repowered facilities reflect new nominal ratings and for forecast projects reflect existing nominal ratings.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar reflects MidAmerican Energy's current plan to construct 767 MWs of small- and utility-scale solar generation, for which the related projects are in varying stages of development.
•Remaining expenditures primarily relate to routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Contractual Obligations

MidAmerican Energy and MidAmerican Funding have contractual cash obligations that may affect their financial condition. The following table summarizes the material contractual cash obligations of MidAmerican Energy and MidAmerican Funding as of December 31, 2020 (in millions):

	Payments Due By Periods
		2022-	2024-	2026 and
	2021	2023	2025	After	Total
MidAmerican Energy:
Long-term debt	$—	$315	$548	$6,413	$7,276
Interest payments on long-term debt(1)(2)	289	579	543	4,104	5,515
Coal, electricity and natural gas contracts commitments(1)	236	255	52	48	591
Construction commitments(1)	442	287	2	4	735
Easements(1)	38	79	82	1,542	1,741
Other commitments(1)	156	318	215	358	1,047
	1,161	1,833	1,442	12,469	16,905

MidAmerican Funding parent:
Long-term debt	—	—	—	239	239
Interest payments on long-term debt(1)	17	33	33	58	141
	17	33	33	297	380
Total contractual cash obligations	$1,178	$1,866	$1,475	$12,766	$17,285
(1)Not reflected on the Consolidated Balance Sheets.
(2)Includes interest payments for tax-exempt bond obligations with interest rates scheduled to reset periodically prior to maturity. Future variable interest rates are assumed to equal December 31, 2020 rates.

MidAmerican Energy has other types of commitments that relate primarily to construction expenditures (in "Capital Expenditures" section above) and AROs beyond 2020 (Note 11), which have not been included in the above table because the amount or timing of the cash payments is not certain. Refer to Notes 8, 11 and 13 in Notes to Financial Statements in Item 8 of this Form 10-K for additional information.

Regulatory Matters

MidAmerican Energy is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further information regarding MidAmerican Energy's general regulatory framework and current regulatory matters.

COVID-19

In March 2020, COVID-19 was declared a global pandemic, and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by MidAmerican Energy. While COVID-19 has impacted MidAmerican Energy's financial results and operations through December 31, 2020, the impacts have not been material. However, more severe impacts may still occur that could adversely affect future financial results depending on the duration and extent of COVID-19. The states in which MidAmerican Energy operates have moved to varying phases of recovery plans with most businesses opening subject to certain operating restrictions. As the impacts of COVID-19 and related customer and governmental responses remain uncertain, including the duration of restrictions on business openings, reductions in the consumption of electricity or natural gas may continue to occur, particularly in the commercial and industrial classes. Due to regulatory requirements and voluntary actions taken by MidAmerican Energy related to customer collection activity and suspension of disconnections for non-payment, MidAmerican Energy has seen delays and reductions in cash receipts from retail customers related to the impacts of COVID-19, which could result in higher than normal bad debt write-offs. The amount of such reductions in cash receipts through December 2020 has not been material compared to the same period in 2019, but uncertainty remains. Regulatory jurisdictions may allow for recovery of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion.

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

Quad Cities Generating Station Operating Status

Exelon Generation Company, LLC ("Exelon Generation"), the operator of Quad Cities Generating Station Units 1 and 2 ("Quad Cities Station") of which MidAmerican Energy has a 25% ownership interest, announced on June 2, 2016, its intention to shut down Quad Cities Station on June 1, 2018. In December 2016, Illinois passed legislation creating a zero emission standard, which went into effect June 1, 2017. The zero emission standard requires the Illinois Power Agency to purchase ZECs and recover the costs from certain ratepayers in Illinois, subject to certain limitations. The proceeds from the ZECs will provide Exelon Generation additional revenue through 2027 as an incentive for continued operation of Quad Cities Station. MidAmerican Energy will not receive additional revenue from the subsidy.

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

On December 19, 2019, the FERC issued an order requiring the PJM to broadly apply the MOPR to all new and existing resources, including nuclear. This greatly expands the breadth and scope of the PJM's MOPR, which is effective as of the PJM's next capacity auction. While the FERC included some limited exemptions in its order, no exemptions were available to state-supported nuclear resources, such as Quad Cities Station. The FERC provided no new mechanism for accommodating state-supported resources other than the existing Fixed Resource Requirement ("FRR") mechanism under which an entire utility zone would be removed from PJM's capacity auction along with sufficient resources to support the load in such zone. In response to the FERC's order, the PJM submitted a compliance filing on March 18, 2020, wherein the PJM proposes tariff language reflecting the FERC's directives and a schedule for resuming capacity auctions. On April 16, 2020, the FERC issued an order largely denying requests for rehearing of the FERC's December 2019 order but granting a few clarifications that required an additional PJM compliance filing, which it submitted on June 1, 2020. On October 15, 2020, the FERC issued an order denying requests for rehearing of its April 16, 2020 order and accepting the PJM's two compliance filings, subject to a further compliance filing to revise minor aspects of the proposed MOPR methodology. As part of that order, the FERC also accepted the PJM's proposal to condense the schedule of activities leading up to the next capacity auction but did not specify when that schedule would commence given that a key element of the MOPR level computation remains pending before the FERC in another proceeding. In November 2020, the PJM announced that the next capacity auction will be conducted in May 2021.

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

Exelon Generation is currently working with PJM and other stakeholders to pursue the FRR option as an alternative to the next PJM capacity auction. If Illinois implements the FRR option, Quad Cities Station could be removed from PJM's capacity auction and instead supply capacity and be compensated under the FRR program. If Illinois cannot implement an FRR program in its PJM zones, then the MOPR will apply to Quad Cities Station, resulting in higher offers for its units that may not clear the capacity market. Implementing the FRR program in Illinois will require both legislative and regulatory changes. MidAmerican Energy cannot predict whether or when such legislative and regulatory changes can be implemented or their potential impact on the continued operation of Quad Cities Station.

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

Collateral and Contingent Features

Debt securities of MidAmerican Energy are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of MidAmerican Energy's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of December 31, 2020, MidAmerican Energy's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade. As a result of the issuance of first mortgage bonds by MidAmerican Energy in September 2013, its then outstanding senior unsecured debt was equally and ratably secured with such first mortgage bonds. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K for a discussion of MidAmerican Energy's first mortgage bonds.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base MidAmerican Energy's collateral requirements on its credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in MidAmerican Energy's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2020, MidAmerican Energy would have been required to post $87 million of additional collateral. MidAmerican Energy's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

MidAmerican Energy continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition, that could limit MidAmerican Energy's ability to recover its costs. MidAmerican Energy believes the application of the guidance for regulated operations is appropriate, and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as AOCI. Total regulatory assets were $392 million and total regulatory liabilities were $1,111 million as of December 31, 2020. Refer to Note 5 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding regulatory assets and liabilities.

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

It is probable that MidAmerican Energy will pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to its customers in certain state jurisdictions. As of December 31, 2020, these amounts were recognized as a net regulatory liability of $263 million and will be included in regulated rates when the temporary differences reverse.

Impairment of Goodwill

MidAmerican Funding's Consolidated Balance Sheet as of December 31, 2020, includes goodwill from the acquisition of MHC totaling $1.3 billion. Goodwill is allocated to each reporting unit. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. Additionally, no indicators of impairment were identified as of December 31, 2020. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors.

Pension and Other Postretirement Benefits

MidAmerican Energy sponsors defined benefit pension and other postretirement benefit plans that cover the majority of the employees of BHE and its domestic energy subsidiaries other than PacifiCorp and NV Energy Inc. MidAmerican Energy recognizes the funded status of its defined benefit pension and other postretirement benefit plans on the Balance Sheets. Funded status is the fair value of plan assets minus the benefit obligation as of the measurement date. As of December 31, 2020, MidAmerican Energy recognized a net liability totaling $153 million for the funded status of its defined benefit pension and other postretirement benefit plans. As of December 31, 2020, amounts not yet recognized as a component of net periodic benefit cost that were included in regulatory assets and regulatory liabilities totaled $66 million and $20 million, respectively.

The expense and benefit obligations relating to these defined benefit pension and other postretirement benefit plans are based on actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected long-term rate of return on plan assets and healthcare cost trend rates. These key assumptions are reviewed annually and modified as appropriate. MidAmerican Energy believes that the assumptions utilized in recording obligations under the plans are reasonable based on prior plan experience and current market and economic conditions. Refer to Note 10 of Notes to Financial Statements in Item 8 of this Form 10-K for disclosures about MidAmerican Energy's defined benefit pension and other postretirement benefit plans, including the key assumptions used to calculate the funded status and net periodic benefit cost for these plans as of and for the year ended December 31, 2020.

MidAmerican Energy chooses a discount rate based upon high quality debt security investment yields in effect as of the measurement date that corresponds to cash flows over the expected benefit period. The pension and other postretirement benefit liabilities increase as the discount rate is reduced.

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

			Other Postretirement
	Pension Plans		Benefit Plans
	+0.5%	-0.5%	+0.5%	-0.5%
Effect on December 31, 2020 Benefit Obligations:
Discount rate	$(45)	$53	$(15)	$16

Effect on 2020 Periodic Cost:
Discount rate	2	(2)	—	—
Expected rate of return on plan assets	(3)	3	(1)	1

A variety of factors affect the funded status of the plans, including asset returns, discount rates, plan changes and MidAmerican Energy's funding policy for each plan.

Revenue Recognition - Unbilled Revenue

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters and rates. At the end of each month, energy provided to customers since the date of the last meter reading is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $95 million as of December 31, 2020. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses and composition of sales among customer classes. Unbilled revenue is reversed in the following month, and billed revenue is recorded based on the subsequent meter readings.

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

As of December 31, 2020 and 2019, MidAmerican Energy had short- and long-term variable-rate obligations totaling $370 million that expose MidAmerican Energy to the risk of increased interest expense in the event of increases in short-term interest rates. The market risk related to MidAmerican Energy's variable-rate debt as of December 31, 2020, is not hedged. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on MidAmerican Energy's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2020 and 2019.

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

Substantially all of MidAmerican Energy's electric wholesale sales revenue results from participation in RTOs, including the MISO and the PJM. MidAmerican Energy's share of historical losses from defaults by other RTO market participants has not been material. Additionally, as of December 31, 2020, MidAmerican Energy's aggregate direct credit exposure from electric wholesale marketing counterparties was not material.

Item 8.    Financial Statements and Supplementary Data

MidAmerican Energy Company

MidAmerican Funding, LLC and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MidAmerican Energy Company ("MidAmerican Energy") as of December 31, 2020 and 2019, the related statements of operations, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2020, the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MidAmerican Energy as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters - Impact of Rate Regulation on the Financial Statements - Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

MidAmerican Energy is subject to rate regulation by state public service commissions as well as the Federal Energy Regulatory Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric and natural gas companies in the respective service territories where MidAmerican Energy operates. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets and liabilities; deferred income taxes; operating revenue; operations and maintenance expense; depreciation and amortization expense and income tax benefit.

Regulated rates are subject to regulatory rate-setting processes. Rates are determined, approved, and established based on a cost-of-service basis, which is designed to allow MidAmerican Energy an opportunity to recover its prudently incurred costs of providing services and to earn a reasonable return on its invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. While MidAmerican Energy has indicated it expects to recover costs from customers through regulated rates, there is a risk that changes to the Commissions' approach to setting rates or other regulatory actions could limit MidAmerican Energy's ability to recover its costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We evaluated MidAmerican Energy's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected MidAmerican Energy's filings with the Commissions and the filings with the Commissions by intervenors that may impact MidAmerican Energy's future rates, for any evidence that might contradict management's assertions.
•We inquired of management about property, plant, and equipment that may be abandoned. We inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 26, 2021

We have served as MidAmerican Energy's auditor since 1999.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$38	$287
Trade receivables, net	234	291
Inventories	278	226
Other current assets	73	90
Total current assets	623	894

Property, plant and equipment, net	19,279	18,375
Regulatory assets	392	289
Investments and restricted investments	911	818
Other assets	232	188

Total assets	$21,437	$20,564

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2020	2019

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$408	$519
Accrued interest	78	78
Accrued property, income and other taxes	161	225
Other current liabilities	183	219
Total current liabilities	830	1,041

Long-term debt	7,210	7,208
Regulatory liabilities	1,111	1,406
Deferred income taxes	3,054	2,626
Asset retirement obligations	709	704
Other long-term liabilities	458	339
Total liabilities	13,372	13,324

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	7,504	6,679
Total shareholder's equity	8,065	7,240

Total liabilities and shareholder's equity	$21,437	$20,564

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
Regulated electric	$2,139	$2,237	$2,283
Regulated natural gas and other	581	688	766
Total operating revenue	2,720	2,925	3,049

Operating expenses:
Cost of fuel and energy	339	399	487
Cost of natural gas purchased for resale and other	328	413	466
Operations and maintenance	754	800	811
Depreciation and amortization	716	639	609
Property and other taxes	135	126	125
Total operating expenses	2,272	2,377	2,498

Operating income	448	548	551

Other income (expense):
Interest expense	(304)	(281)	(227)
Allowance for borrowed funds	15	27	20
Allowance for equity funds	45	78	53
Other, net	52	50	30
Total other income (expense)	(192)	(126)	(124)

Income before income tax benefit	256	422	427
Income tax benefit	(570)	(371)	(255)

Net income	$826	$793	$682

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions)

		Additional		Total
	Common	Paid-in	Retained	Shareholder's
	Stock	Capital	Earnings	Equity

Balance, December 31, 2017	$—	$561	$5,203	$5,764
Net income	—	—	682	682
Balance, December 31, 2018	—	561	5,885	6,446
Net income	—	—	793	793
Other equity transactions	—	—	1	1
Balance, December 31, 2019	—	561	6,679	7,240
Net income	—	—	826	826
Other equity transactions	—	—	(1)	(1)
Balance, December 31, 2020	$—	$561	$7,504	$8,065

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$826	$793	$682
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	716	639	609
Amortization of utility plant to other operating expenses	34	33	34
Allowance for equity funds	(45)	(78)	(53)
Deferred income taxes and amortization of investment tax credits	208	154	33
Settlements of asset retirement obligations	(124)	(14)	(28)
Other, net	(18)	4	40
Changes in other operating assets and liabilities:
Trade receivables and other assets	48	60	(25)
Inventories	(52)	(22)	41
Pension and other postretirement benefit plans, net	(19)	(10)	(13)
Accrued property, income and other taxes, net	(64)	(76)	218
Accounts payable and other liabilities	33	7	(30)
Net cash flows from operating activities	1,543	1,490	1,508

Cash flows from investing activities:
Capital expenditures	(1,836)	(2,810)	(2,332)
Purchases of marketable securities	(281)	(156)	(263)
Proceeds from sales of marketable securities	269	138	223
Proceeds from sales of other investments	2	1	17
Other investment proceeds	9	13	15
Other, net	11	13	30
Net cash flows from investing activities	(1,826)	(2,801)	(2,310)

Cash flows from financing activities:
Proceeds from long-term debt	—	2,326	687
Repayments of long-term debt	—	(500)	(350)
Net (repayments of) proceeds from short-term debt	—	(240)	240
Other, net	(2)	(1)	(1)
Net cash flows from financing activities	(2)	1,585	576

Net change in cash and cash equivalents and restricted cash and cash equivalents	(285)	274	(226)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	330	56	282
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$45	$330	$56

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

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2020, 2019 and 2018.

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

Allowance for Credit Losses

Trade receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination and are stated at the outstanding principal amount, net of an estimated allowance for credit losses. The allowance for credit losses is based on MidAmerican Energy's assessment of the collectability of amounts owed to it by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. In measuring the allowance for credit losses for trade receivables, MidAmerican Energy primarily utilizes credit loss history. However, it may adjust the allowance for credit losses to reflect current conditions and reasonable and supportable forecasts that deviate from historical experience. As of December 31, 2020 and 2019, the allowance for credit losses totaled $12 million and $5 million, respectively, and is included in trade receivables, net on the Balance Sheets.

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

Inventories

Inventories consist mainly of materials and supplies, totaling $129 million and $128 million as of December 31, 2020 and 2019, respectively, coal stocks, totaling $119 million and $66 million as of December 31, 2020 and 2019, respectively, and natural gas in storage, totaling $26 million and $28 million as of December 31, 2020 and 2019, respectively. The cost of materials and supplies, coal stocks and fuel oil is determined using the average cost method. The cost of stored natural gas is determined using the last-in-first-out method. With respect to stored natural gas, the replacement cost would be $10 million higher and $2 million lower as of December 31, 2020 and 2019, respectively.

Property, Plant and Equipment, Net

General

Additions to utility plant are recorded at cost. MidAmerican Energy capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC") and equity AFUDC. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. Additionally, MidAmerican Energy has regulatory arrangements in Iowa in which the carrying cost of certain utility plant has been reduced for amounts associated with electric returns on equity exceeding specified thresholds and retail energy benefits associated with certain wind-powered generation. Amounts expensed under these arrangements are included as a component of depreciation and amortization.

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

Revenue from electric and natural gas customers is recognized as electricity or natural gas is delivered or services are provided. Revenue recognized includes billed and unbilled amounts. As of December 31, 2020 and 2019, unbilled revenue was $95 million and $91 million, respectively, and is included in trade receivables, net on the Balance Sheets.

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

All of MidAmerican Energy's regulated retail electric and natural gas sales are subject to energy adjustment clauses. MidAmerican Energy also has costs that are recovered, at least in part, through bill riders, including demand-side management and certain transmission costs. The clauses and riders allow MidAmerican Energy to adjust the amounts charged for electric and natural gas service as the related costs change. The costs recovered in revenue through use of the adjustment clauses and bill riders are charged to expense in the same year the related revenue is recognized. At any given time, these costs may be over or under collected from customers. The total under collection included in trade receivables, net at December 31, 2020 and 2019, was $22 million and $56 million, respectively.

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

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with certain property-related basis differences and other various differences that MidAmerican Energy deems probable to be passed on to its customers in most state jurisdictions are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties or as prescribed by various regulatory commissions.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2020	2019

Utility plant in service, net:
Generation	20-70 years	$16,980	$15,687
Transmission	52-75 years	2,365	2,124
Electric distribution	20-75 years	4,369	4,095
Natural gas distribution	29-75 years	1,955	1,820
Utility plant in service		25,669	23,726
Accumulated depreciation and amortization		(6,902)	(6,139)
Utility plant in service, net		18,767	17,587
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		18,773	17,593
Construction work-in-progress		506	782
Property, plant and equipment, net		$19,279	$18,375

Nonregulated property, net consists primarily of land not recoverable for regulated utility purposes.

The average depreciation and amortization rates applied to depreciable utility plant for the years ended December 31 were as follows:

	2020	2019	2018

Electric	3.2%	3.1%	2.9%
Natural gas	2.8%	2.8%	2.8%

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

The amounts shown in the table below represent MidAmerican Energy's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2020 (dollars in millions):

			Accumulated	Construction
	Company	Plant in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Louisa Unit No. 1	88%	$853	$483	$2
Quad Cities Unit Nos. 1 & 2(1)	25	731	437	10
Walter Scott, Jr. Unit No. 3	79	939	498	7
Walter Scott, Jr. Unit No. 4(2)	60	267	130	3
George Neal Unit No. 4	41	318	179	3
Ottumwa Unit No. 1	52	669	247	5
George Neal Unit No. 3	72	524	262	2
Transmission facilities	Various	261	101	—
Total		$4,562	$2,337	$32
(1)Includes amounts related to nuclear fuel.
(2)Plant in service and accumulated depreciation and amortization amounts are net of credits applied under Iowa regulatory arrangements totaling $509 million and $112 million, respectively.

(5)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future regulated rates. MidAmerican Energy's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Asset retirement obligations(1)	6 years	$298	$223
Employee benefit plans(2)	15 years	66	26
Unrealized loss on regulated derivative contracts	1 year	—	7
Other	Various	28	33
Total		$392	$289
(1)Amount predominantly relates to AROs for fossil-fueled and wind-powered generating facilities. Refer to Note 11 for a discussion of AROs.
(2)Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

MidAmerican Energy had regulatory assets not earning a return on investment of $389 million and $286 million as of December 31, 2020 and 2019, respectively.

Regulatory Liabilities

Regulatory liabilities represent amounts expected to be returned to customers in future periods. MidAmerican Energy's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Cost of removal accrual(1)	29 years	$466	$572
Asset retirement obligations(2)	32 years	300	241
Deferred income taxes(3)	Various	263	478
Pre-funded AFUDC on transmission MVPs(4)	52 years	35	35
Employee benefit plans(5)	9 years	20	32
Iowa electric revenue sharing accrual(6)	1 year	—	22
Other	Various	27	26
Total		$1,111	$1,406
(1)Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing utility plant in accordance with accepted regulatory practices. Amounts are deducted from rate base or otherwise accrue a carrying cost.
(2)Amount represents the excess of nuclear decommission trust assets over the related ARO. Refer to Note 11 for a discussion of AROs.
(3)Amounts primarily represent income tax liabilities primarily related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to state accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.
(4)Represents AFUDC accrued on transmission MVPs that is deducted from rate base as a result of the inclusion of related construction work-in-progress in rate base.
(5)Represents amounts not yet recognized as a component of net periodic benefit cost that are to be returned to customers in future periods when recognized.
(6)Represents current-year accruals under a regulatory arrangement in Iowa in which equity returns exceeding specified thresholds reduce utility plant upon final determination.

(6)    Investments and Restricted Investments

Investments and restricted investments consists of the following amounts as of December 31 (in millions):

	2020	2019

Nuclear decommissioning trust	$676	$599
Rabbi trusts	211	203
Other	24	16
Total	$911	$818

MidAmerican Energy has established a trust for the investment of funds for decommissioning the Quad Cities Station. The debt and equity securities in the trust are reported at fair value. Funds are invested in the trust in accordance with applicable federal and state investment guidelines and are restricted for use as reimbursement for costs of decommissioning the Quad Cities Station, which is currently licensed for operation until December 2032. As of December 31, 2020 and 2019, the fair value of the trust's funds was invested as follows: 56% and 56%, respectively, in domestic common equity securities, 30% and 31%, respectively, in United States government securities, 11% and 10%, respectively, in domestic corporate debt securities and 3% and 3%, respectively, in other securities.

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

(7)    Short-term Debt and Credit Facilities

Interim financing of working capital needs and the construction program is obtained from unaffiliated parties through the sale of commercial paper or short-term borrowing from banks. The following table summarizes MidAmerican Energy's availability under its unsecured revolving credit facilities as of December 31 (in millions):

	2020	2019

Credit facilities	$1,505	$1,305
Less:
Variable-rate tax-exempt bond support	(370)	(370)
Net credit facilities	$1,135	$935

MidAmerican Energy has a $900 million unsecured credit facility expiring June 2022. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. MidAmerican Energy has a $600 million unsecured credit facility, which expires May 2021, with an option to extend for up to three months, and has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. Additionally, MidAmerican Energy has a $5 million unsecured credit facility, which expires June 2021 and has a variable interest rate based on the Eurodollar rate plus a spread. As of December 31, 2019, MidAmerican Energy had a $400 million unsecured credit facility expiring August 2020, which was terminated in May 2020. MidAmerican Energy had no commercial paper borrowings outstanding of as of December 31, 2020 and 2019. The $900 million and $600 million credit facilities each require that MidAmerican Energy's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of any quarter. As of December 31, 2020, MidAmerican Energy was in compliance with the covenants of its credit facilities. MidAmerican Energy has authority from the FERC to issue commercial paper and bank notes aggregating $1.5 billion through April 2, 2022.

(8)    Long-term Debt

MidAmerican Energy's long-term debt consists of the following, including amounts maturing within one year and unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019

First mortgage bonds:
3.70%, due 2023	$250	$249	$249
3.50%, due 2024	500	501	501
3.10%, due 2027	375	373	373
3.65%, due 2029	850	862	864
4.80%, due 2043	350	346	346
4.40%, due 2044	400	395	395
4.25%, due 2046	450	445	445
3.95%, due 2047	475	470	470
3.65%, due 2048	700	689	688
4.25%, due 2049	900	873	872
3.15%, due 2050	600	592	591
Notes:
6.75% Series, due 2031	400	397	396
5.75% Series, due 2035	300	298	298
5.80% Series, due 2036	350	348	348
Transmission upgrade obligation, 4.45% and 3.42% due through 2035 and 2036, respectively	6	4	4
Variable-rate tax-exempt bond obligation series: (weighted average interest rate- 2020-0.14%, 2019-1.66%):
Due 2023, issued in 1993	7	7	7
Due 2023, issued in 2008	57	57	57
Due 2024	35	35	35
Due 2025	13	13	13
Due 2036	33	33	33
Due 2038	45	45	45
Due 2046	30	29	29
Due 2047	150	149	149
Total	$7,276	$7,210	$7,208

The annual repayments of MidAmerican Energy's long-term debt for the years beginning January 1, 2021, and thereafter, excluding unamortized premiums, discounts and debt issuance costs, are as follows (in millions):

2021	$—
2022	—
2023	315
2024	535
2025	13
2026 and thereafter	6,413

Pursuant to MidAmerican Energy's mortgage dated September 9, 2013, MidAmerican Energy's first mortgage bonds, currently and from time to time outstanding, are secured by a first mortgage lien on substantially all of its electric generating, transmission and distribution property within the State of Iowa, subject to certain exceptions and permitted encumbrances. As of December 31, 2020, MidAmerican Energy's eligible property subject to the lien of the mortgage totaled approximately $22 billion based on original cost. Additionally, MidAmerican Energy's senior notes outstanding are equally and ratably secured with the first mortgage bonds as required by the indentures under which the senior notes were issued.

MidAmerican Energy's variable-rate tax-exempt bond obligations bear interest at rates that are periodically established through remarketing of the bonds in the short-term tax-exempt market. MidAmerican Energy, at its option, may change the mode of interest calculation for these bonds by selecting from among several floating or fixed rate alternatives. The interest rates shown in the table above are the weighted average interest rates as of December 31, 2020 and 2019. MidAmerican Energy maintains revolving credit facility agreements to provide liquidity for holders of these issues. Additionally, MidAmerican Energy's obligations associated with the $30 million and $150 million variable rate, tax-exempt bond obligations due 2046 and 2047, respectively, are secured by an equal amount of first mortgage bonds pursuant to MidAmerican Energy's mortgage dated September 9, 2013, as supplemented and amended.

As of December 31, 2020, MidAmerican Energy was in compliance with all of its applicable long-term debt covenants.

In March 1999, MidAmerican Energy committed to the IUB to use commercially reasonable efforts to maintain an investment grade rating on its long-term debt and to maintain its common equity level above 42% of total capitalization unless circumstances beyond its control result in the common equity level decreasing to below 39% of total capitalization. MidAmerican Energy must seek the approval from the IUB of a reasonable utility capital structure if MidAmerican Energy's common equity level decreases below 42% of total capitalization, unless the decrease is beyond the control of MidAmerican Energy. MidAmerican Energy is also required to seek the approval of the IUB if MidAmerican Energy's equity level decreases to below 39%, even if the decrease is due to circumstances beyond the control of MidAmerican Energy. As of December 31, 2020, MidAmerican Energy's common equity ratio was 52% computed on a basis consistent with its commitment. As a result of its regulatory commitment to maintain its common equity level above certain thresholds, MidAmerican Energy could dividend $2.8 billion as of December 31, 2020, without falling below 42%.

(9)    Income Taxes

MidAmerican Energy's income tax benefit consists of the following for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$(684)	$(478)	$(276)
State	(94)	(47)	(12)
	(778)	(525)	(288)
Deferred:
Federal	201	166	42
State	8	(11)	(8)
	209	155	34

Investment tax credits	(1)	(1)	(1)
Total	$(570)	$(371)	$(255)

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
Income tax credits	(199)	(90)	(73)
State income tax, net of federal income tax benefit	(27)	(11)	(4)
Effects of ratemaking	(17)	(8)	(5)
Other, net	(1)	—	1
Effective income tax rate	(223)%	(88)%	(60)%

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

MidAmerican Energy's net deferred income tax liability consists of the following as of December 31 (in millions):

	2020	2019
Deferred income tax assets:
Regulatory liabilities	$288	$368
Asset retirement obligations	229	234
State carryforwards	52	51
Employee benefits	42	26
Other	40	34
Total deferred income tax assets	651	713
Valuation allowances	(25)	(14)
Total deferred income tax assets, net	626	699

Deferred income tax liabilities:
Depreciable property	(3,583)	(3,253)
Regulatory assets	(97)	(68)
Other	—	(4)
Total deferred income tax liabilities	(3,680)	(3,325)

Net deferred income tax liability	$(3,054)	$(2,626)

As of December 31, 2020, MidAmerican Energy's state tax carryforwards, principally related to $768 million of net operating losses, expire at various intervals between 2021 and 2039.

The United States Internal Revenue Service has closed or effectively settled its examination of MidAmerican Energy's income tax returns through December 31, 2013. The statute of limitations for MidAmerican Energy's state income tax returns have expired through December 31, 2011, for Michigan and Nebraska, and through December 31, 2016, for Illinois, Indiana, Iowa, Kansas and Missouri, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of MidAmerican Energy's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$8	$10
Additions based on tax positions related to the current year	4	5
Additions for tax positions of prior years	—	10
Reductions based on tax positions related to the current year	(3)	(5)
Reductions for tax positions of prior years	(1)	(12)
Ending balance	$8	$8

As of December 31, 2020, MidAmerican Energy had unrecognized tax benefits totaling $26 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Energy's effective income tax rate.

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

On November 1, 2020, BHE completed its acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy, Inc. and Dominion Energy Questar Corporation, exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "GT&S Transaction"). Defined benefit pension and postretirement benefits provided to the employees of GT&S are administered in the respective plans sponsored by MidAmerican Energy. Initial pension and postretirement plan liabilities of $81 million and $37 million, respectively, resulted from the GT&S Transaction and are included in plan obligations and affiliate receivables on MidAmerican Energy's Balance Sheet.

Net Periodic Benefit Cost

For purposes of calculating the expected return on pension plan assets, a market-related value is used. The market-related value of plan assets is calculated by spreading the difference between expected and actual investment returns on equity investments over a five-year period beginning after the first year in which they occur.

MidAmerican Energy bills to and is reimbursed currently for affiliates' share of the net periodic benefit costs from all plans in which such affiliates participate. In 2020, 2019 and 2018, MidAmerican Energy's share of the pension net periodic benefit (credit) cost was $(13) million, $(8) million and $(9) million, respectively. MidAmerican Energy's share of the other postretirement net periodic benefit (credit) cost in 2020, 2019 and 2018 totaled $(5) million, $1 million and $(2) million, respectively.

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Service cost	$8	$6	$9	$4	$5	$5
Interest cost	25	30	28	7	10	8
Expected return on plan assets	(40)	(41)	(44)	(14)	(13)	(13)
Settlement	—	—	(1)	—	—	—
Net amortization	1	1	2	(5)	(3)	(4)
Net periodic benefit (credit) cost	$(6)	$(4)	$(6)	$(8)	$(1)	$(4)

Funded Status

The following table is a reconciliation of the fair value of plan assets for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Plan assets at fair value, beginning of year	$717	$644	$272	$247
Employer contributions	6	7	3	1
Participant contributions	—	—	1	2
Actual return on plan assets	55	123	15	42
Benefits paid	(60)	(57)	(13)	(20)
Plan assets at fair value, end of year	$718	$717	$278	$272

The following table is a reconciliation of the benefit obligations for the years ended December 31 (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Benefit obligation, beginning of year	$763	$736	$226	$242
Service cost	8	6	4	5
Interest cost	25	30	7	10
Participant contributions	—	—	1	2
Actuarial (gain) loss	28	48	42	(13)
Acquisition	81	—	37	—
Benefits paid	(60)	(57)	(13)	(20)
Benefit obligation, end of year	$845	$763	$304	$226
Accumulated benefit obligation, end of year	$773	$758

The funded status of the plans and the amounts recognized on the Balance Sheets as of December 31 are as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Plan assets at fair value, end of year	$718	$717	$278	$272
Less - Benefit obligation, end of year	845	763	304	226
Funded status	$(127)	$(46)	$(26)	$46

Amounts recognized on the Balance Sheets:
Other assets	$—	$66	$—	$46
Other current liabilities	(7)	(7)	—	—
Other liabilities	(120)	(105)	(26)	—
Amounts recognized	$(127)	$(46)	$(26)	$46

The SERP has no plan assets; however, MidAmerican Energy and BHE have Rabbi trusts that hold corporate-owned life insurance and other investments to provide funding for the future cash requirements of the SERP. The cash surrender value of all of the policies included in MidAmerican Energy's Rabbi trusts, net of amounts borrowed against the cash surrender value, plus the fair market value of other Rabbi trust investments, was $130 million and $122 million as of December 31, 2020 and 2019. These assets are not included in the plan assets in the above table, but are reflected in investments and restricted investments on the Balance Sheets. The accumulated benefit obligation and projected benefit obligation for the SERP was $117 million and $117 million for 2020 and $112 million and $112 million for 2019, respectively.

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension		Other Postretirement
	2020	2019	2020	2019

Net loss (gain)	$18	$6	$45	$4
Prior service cost (credit)	—	(1)	(9)	(14)
Total	$18	$5	$36	$(10)

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

A reconciliation of the amounts not yet recognized as components of net periodic benefit cost for the years ended December 31, 2020 and 2019 is as follows (in millions):

	Regulatory Asset	Regulatory Liability	Receivables (Payables) with Affiliates	Total
Pension
Balance, December 31, 2018	$25	$—	$16	$41
Net (gain) loss arising during the year	(5)	(32)	2	(35)
Net amortization	(1)	—	—	(1)
Total	(6)	(32)	2	(36)
Balance, December 31, 2019	19	(32)	18	5
Net loss (gain) arising during the year	3	12	(1)	14
Net amortization	(1)	—	—	(1)
Total	2	12	(1)	13
Balance, December 31, 2020	$21	$(20)	$17	$18

	Regulatory Asset	Receivables (Payables) with Affiliates	Total
Other Postretirement
Balance, December 31, 2018	$37	$(9)	$28
Net gain arising during the year	(33)	(9)	(42)
Net amortization	3	1	4
Total	(30)	(8)	(38)
Balance, December 31, 2019	7	(17)	(10)
Net loss arising during the year	34	7	41
Net amortization	4	1	5
Total	38	8	46
Balance, December 31, 2020	$45	$(9)	$36

Plan Assumptions

Assumptions used to determine benefit obligations and net periodic benefit cost were as follows:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018
Benefit obligations as of December 31:
Discount rate	2.75%	3.40%	4.25%	2.65%	3.20%	4.15%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A
Interest crediting rates for cash balance plan
2018	N/A	N/A	2.26%	N/A	N/A	N/A
2019	N/A	3.40%	3.40%	N/A	N/A	N/A
2020	2.27%	2.27%	3.40%	N/A	N/A	N/A
2021	0.99%	2.27%	3.40%	N/A	N/A	N/A
2022	0.99%	2.27%	3.40%	N/A	N/A	N/A
2023 and beyond	0.99%	2.27%	3.40%	N/A	N/A	N/A

Net periodic benefit cost for the years ended December 31:
Discount rate	3.40%	4.25%	3.60%	3.20%	4.15%	3.50%
Expected return on plan assets(1)	6.25%	6.50%	6.50%	6.00%	6.25%	6.25%
Rate of compensation increase	2.75%	2.75%	2.75%	N/A	N/A	N/A
Interest crediting rates for cash balance plan	2.27%	3.40%	2.26%	N/A	N/A	N/A
(1)Amounts reflected are pretax values. Assumed after-tax returns for a taxable, non-union other postretirement plan were 4.62% for 2020, 4.62% for 2019, and 4.13% for 2018.

In establishing its assumption as to the expected return on plan assets, MidAmerican Energy utilizes the asset allocation and return assumptions for each asset class based on historical performance and forward-looking views of the financial markets.

	2020	2019
Assumed healthcare cost trend rates as of December 31:
Healthcare cost trend rate assumed for next year	6.20%	6.50%
Rate that the cost trend rate gradually declines to	5.00%	5.00%
Year that the rate reaches the rate it is assumed to remain at	2025	2025

Contributions and Benefit Payments

Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $12 million, respectively, during 2021. Funding to MidAmerican Energy's qualified pension benefit plan trust is based upon the actuarially determined costs of the plan and the requirements of the Internal Revenue Code, the Employee Retirement Income Security Act of 1974 and the Pension Protection Act of 2006, as amended. MidAmerican Energy considers contributing additional amounts from time to time in order to achieve certain funding levels specified under the Pension Protection Act of 2006, as amended. MidAmerican Energy evaluates a variety of factors, including funded status, income tax laws and regulatory requirements, in determining contributions to its other postretirement benefit plans.

Net periodic benefit costs assigned to MidAmerican Energy affiliates are reimbursed currently in accordance with its intercompany administrative services agreement. The expected benefit payments to participants in MidAmerican Energy's pension and other postretirement benefit plans for 2021 through 2025 and for the five years thereafter are summarized below (in millions):

	Projected Benefit Payments
	Pension	Other Postretirement

2021	$64	$20
2022	62	21
2023	60	22
2024	58	23
2025	56	22
2026-2030	248	104

Plan Assets

    Investment Policy and Asset Allocations

MidAmerican Energy's investment policy for its pension and other postretirement benefit plans is to balance risk and return through a diversified portfolio of debt securities, equity securities and other alternative investments. Maturities for debt securities are managed to targets consistent with prudent risk tolerances. The plans retain outside investment advisors to manage plan investments within the parameters outlined by the Berkshire Hathaway Energy Company Investment Committee. The investment portfolio is managed in line with the investment policy with sufficient liquidity to meet near-term benefit payments.

The target allocations (percentage of plan assets) for MidAmerican Energy's pension and other postretirement benefit plan assets are as follows as of December 31, 2020:

	Pension	Other Postretirement
	%	%
Debt securities(1)	50-80	60-70
Equity securities(1)	20-50	30-40
Real estate funds	0-5	—
Other	0-5	0-5

(1)For purposes of target allocation percentages and consistent with the plans' investment policy, investment funds are allocated based on the underlying investments in debt and equity securities.

    Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit pension plan (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Cash equivalents	$—	$26	$—	$26
Debt securities:
United States government obligations	14	—	—	14
Corporate obligations	—	160	—	160
Municipal obligations	—	17	—	17
Equity securities:
United States companies	65	—	—	65
Total assets in the hierarchy	$79	$203	$—	282
Investment funds(2) measured at net asset value				393
Real estate funds measured at net asset value				43
Total assets measured at fair value				$718

As of December 31, 2019:
Cash equivalents	$21	$—	$—	$21
Debt securities:
United States government obligations	16	—	—	16
Corporate obligations	—	61	—	61
Municipal obligations	—	5	—	5
Agency, asset and mortgage-backed obligations	—	33	—	33
Equity securities:
United States companies	129	—	—	129
International companies	42	—	—	42
Investment funds(2)	69	—	—	69
Total assets in the hierarchy	$277	$99	$—	376
Investment funds(2) measured at net asset value				299
Real estate funds measured at net asset value				42
Total assets measured at fair value				$717
(1)Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 65% and 35%, respectively, for 2020 and 69% and 31%, respectively, for 2019. Additionally, these funds are invested in United States and international securities of approximately 82% and 18%, respectively, for 2020 and 74% and 26%, respectively, for 2019.

The following table presents the fair value of plan assets, by major category, for MidAmerican Energy's defined benefit other postretirement plans (in millions):

	Input Levels for Fair Value Measurements(1)
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Cash equivalents	$11	$—	$—	$11
Debt securities:
United States government obligations	3	—	—	3
Corporate obligations	—	7	—	7
Municipal obligations	—	65	—	65
Agency, asset and mortgage-backed obligations	—	3	—	3
Equity securities:
Investment funds(2)	189	—	—	189
Total assets measured at fair value	$203	$75	$—	$278

As of December 31, 2019:
Cash equivalents	$6	$—	$—	$6
Debt securities:
United States government obligations	6	—	—	6
Corporate obligations	—	12	—	12
Municipal obligations	—	55	—	55
Agency, asset and mortgage-backed obligations	—	10	—	10
Equity securities:
United States companies	75	—	—	75
Investment funds(2)	108	—	—	108
Total assets measured at fair value	$195	$77	$—	$272
(1)Refer to Note 12 for additional discussion regarding the three levels of the fair value hierarchy.
(2)Investment funds are comprised of mutual funds and collective trust funds. These funds consist of equity and debt securities of approximately 56% and 44%, respectively, for 2020 and 77% and 23%, respectively, for 2019. Additionally, these funds are invested in United States and international securities of approximately 56% and 44%, respectively, for 2020 and 42% and 58%, respectively, for 2019.

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

Defined Contribution Plan

MidAmerican Energy sponsors a defined contribution plan ("401(k) plan") covering substantially all employees. MidAmerican Energy's matching contributions are based on each participant's level of contribution, and certain participants receive contributions based on eligible pretax annual compensation. Contributions cannot exceed the maximum allowable for tax purposes. Certain participants now receive enhanced benefits in the 401(k) plan and no longer accrue benefits in the noncontributory defined benefit pension plans. MidAmerican Energy's contributions to the plan were $26 million, $23 million, and $22 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

MidAmerican Energy does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $466 million and $572 million as of December 31, 2020 and 2019, respectively.

The following table presents MidAmerican Energy's ARO liabilities by asset type as of December 31 (in millions):

	2020	2019

Quad Cities Station	$376	$358
Fossil-fueled generating facilities	255	325
Wind-powered generating facilities	185	154
Other	2	2
Total asset retirement obligations	$818	$839

Quad Cities Station nuclear decommissioning trust funds(1)	$676	$599
(1)Refer to Note 6 for a discussion of the Quad Cities Station nuclear decommissioning trust funds.

The following table reconciles the beginning and ending balances of MidAmerican Energy's ARO liabilities for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$839	$562
Change in estimated costs	47	234
Additions	23	27
Retirements	(124)	(14)
Accretion	33	30
Ending balance	$818	$839

Reflected as:
Other current liabilities	$109	$135
Asset retirement obligations	709	704
	$818	$839

Following groundwater testing at its coal combustion residuals ("CCR") surface impoundments, MidAmerican Energy discontinued sending CCR to surface impoundments and initiated analysis of additional actions to be taken. As a result of that analysis, MidAmerican Energy is removing all CCR material located below the water table and capping the material in such facilities, which is a more extensive closure activity than previously assumed. In 2019, MidAmerican Energy increased the AROs for its fossil-fueled generating facilities by $237 million related to the cost of this closure activity. Closure activity on the six existing surface impoundments is estimated to extend through 2023.

Retirements in 2020 and 2019 relate to settlements of MidAmerican Energy's CCR ARO liabilities.

(12)    Fair Value Measurements

The carrying value of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 - Unobservable inputs reflect MidAmerican Energy's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$4	$5	$(5)	$4
Money market mutual funds(2)	41	—	—	—	41
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	9	—	—	—	9
Investment funds	17	—	—	—	17
	$648	$90	$5	$(5)	$738

Liabilities - commodity derivatives	$—	$(4)	$(3)	$5	$(2)

As of December 31, 2019
Assets:
Commodity derivatives	$—	$2	$1	$(1)	$2
Money market mutual funds(2)	274	—	—	—	274
Debt securities:
United States government obligations	189	—	—	—	189
International government obligations	—	4	—	—	4
Corporate obligations	—	58	—	—	58
Municipal obligations	—	1	—	—	1
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	336	—	—	—	336
International companies	9	—	—	—	9
Investment funds	15	—	—	—	15
	$823	$66	$1	$(1)	$889

Liabilities - commodity derivatives	$—	$(9)	$—	$2	$(7)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $— million and $1 million as of December 31, 2020 and 2019, respectively.
(2)Amounts are included in cash and cash equivalents and investments and restricted investments on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,210	$9,130	$7,208	$8,283

(13)    Commitments and Contingencies

Commitments

MidAmerican Energy had the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2020, are as follows (in millions):

						2026 and
	2021	2022	2023	2024	2025	Thereafter	Total
Contract type:
Coal and natural gas for generation	$86	$55	$43	$—	$—	$—	$184
Electric capacity and transmission	29	18	9	9	9	25	99
Natural gas contracts for gas operations	121	79	51	21	13	23	308
Construction commitments	442	287	2	—	—	4	735
Easements	38	39	40	41	41	1,542	1,741
Maintenance, services and other	156	159	159	123	92	358	1,047
	$872	$637	$304	$194	$155	$1,952	$4,114

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

MidAmerican Energy has various natural gas supply and transportation contracts for its regulated natural gas operations that have minimum payment commitments ranging through 2042.

MidAmerican Energy has contracts to purchase electric capacity that have minimum payment commitments ranging through 2030. MidAmerican Energy also has contracts for the right to transmit electricity over other entities' transmission lines with minimum payment commitments ranging through 2022.

    Construction Commitments

MidAmerican Energy's firm construction commitments reflected in the table above consist primarily of contracts for the repowering and construction of wind-powered generating facilities and the settlement of AROs.

    Easements

MidAmerican Energy has non-cancelable easements with minimum payment commitments ranging through 2061 for land in Iowa on which certain of its assets, primarily wind-powered generating facilities, are located.

    Maintenance, Services and Other Contracts

MidAmerican Energy has other non-cancelable contracts primarily related to maintenance and services for various generating facilities with minimum payment commitments ranging through 2031.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using FERC-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established an ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. These orders continue to be subject to judicial appeal. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of December 31, 2020, has accrued a $9 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

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

	For the Year Ended December 31, 2020
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$685	$342	$—	$1,027
Commercial	304	111	—	415
Industrial	804	14	—	818
Natural gas transportation services	—	36	—	36
Other retail	131	2	—	133
Total retail	1,924	505	—	2,429
Wholesale	133	66	—	199
Multi-value transmission projects	60	—	—	60
Other Customer Revenue	—	—	8	8
Total Customer Revenue	2,117	571	8	2,696
Other revenue	22	2	—	24
Total operating revenue	$2,139	$573	$8	$2,720

	For the Year Ended December 31, 2019
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$672	$383	$—	$1,055
Commercial	322	132	—	454
Industrial	799	17	—	816
Natural gas transportation services	—	38	—	38
Other retail	145	—	—	145
Total retail	1,938	570	—	2,508
Wholesale	221	88	—	309
Multi-value transmission projects	57	—	—	57
Other Customer Revenue	—	—	28	28
Total Customer Revenue	2,216	658	28	2,902
Other revenue	21	2	—	23
Total operating revenue	$2,237	$660	$28	$2,925

	For the Year Ended December 31, 2018
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$696	$421	$—	$1,117
Commercial	314	153	—	467
Industrial	758	22	—	780
Natural gas transportation services	—	39	—	39
Other retail	147	1	—	148
Total retail	1,915	636	—	2,551
Wholesale	295	116	—	411
Multi-value transmission projects	55	—	—	55
Other Customer Revenue	—	—	11	11
Total Customer Revenue	2,265	752	11	3,028
Other revenue	18	2	1	21
Total operating revenue	$2,283	$754	$12	$3,049

(15)    Other Income (Expense)

Other, net, as shown on the Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2020	2019	2018

Non-service cost components of postretirement employee benefit plans	$24	$17	$21
Corporate-owned life insurance income	16	24	6
Gains on disposition of assets	6	—	—
Interest income and other, net	6	9	3
Total	$52	$50	$30

(16)    Supplemental Cash Flow Disclosures

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2020 consist substantially of funds restricted for wildlife preservation and, additionally, as of December 31, 2019, for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and 2019 as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of December 31,
	2020	2019

Cash and cash equivalents	$38	$287
Restricted cash and cash equivalents in other current assets	7	43
Total cash and cash equivalents and restricted cash and cash equivalents	$45	$330

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2020	2019	2018
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$286	$224	$198
Income taxes received, net	$709	$450	$494

Supplemental disclosure of non-cash investing transactions:
Accounts payable related to utility plant additions	$227	$337	$371

(17)    Related Party Transactions

The companies identified as affiliates of MidAmerican Energy are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Energy and the affiliates.

MidAmerican Energy is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for general costs, such as insurance and building rent, and for employee wages, benefits and costs related to corporate functions such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $47 million, $43 million and $51 million for 2020, 2019 and 2018, respectively. Additionally, in 2018, MidAmerican Energy received $15 million from BHE for the transfer of a corporate aircraft.

MidAmerican Energy reimbursed BHE in the amount of $15 million, $14 million and $11 million in 2020, 2019 and 2018, respectively, for its share of corporate expenses.

MidAmerican Energy purchases, in the normal course of business at either tariffed or market prices, natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE, and coal transportation services from BNSF Railway Company, an indirect wholly owned subsidiary of Berkshire Hathaway. These purchases totaled $129 million, $139 million and $127 million in 2020, 2019 and 2018, respectively. Additionally, in 2020, MidAmerican Energy paid $7 million to BHE Renewables, LLC, a wholly owned subsidiary of BHE, for the purchase of wind turbine components.

MidAmerican Energy had accounts receivable from affiliates of $12 million and $6 million as of December 31, 2020 and 2019, respectively, that are included in other current assets on the Balance Sheets. MidAmerican Energy also had accounts payable to affiliates of $13 million and $11 million as of December 31, 2020 and 2019, respectively, that are included in accounts payable on the Balance Sheets.

MidAmerican Energy is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MidAmerican Energy had a payable to BHE of $14 million and $82 million as of December 31, 2020 and 2019, respectively. MidAmerican Energy received net cash receipts for federal and state income taxes from BHE totaling $709 million, $450 million and $494 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MidAmerican Energy recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Energy's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Energy adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $146 million and $23 million as of December 31, 2020 and 2019, respectively, and are included in other assets on the Balance Sheets. Similar amounts payable to affiliates totaled $49 million and $47 million as of December 31, 2020 and 2019, respectively, and are included in other long-term liabilities on the Balance Sheets. See Note 10 for further information pertaining to pension and postretirement accounting.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
Regulated electric	$2,139	$2,237	$2,283
Regulated natural gas	573	660	754
Other	8	28	12
Total operating revenue	$2,720	$2,925	$3,049

Depreciation and amortization:
Regulated electric	$667	$593	$565
Regulated natural gas	49	46	44
Total depreciation and amortization	$716	$639	$609

Operating income:
Regulated electric	$384	$473	$469
Regulated natural gas	64	71	81
Other	—	4	1
Total operating income	$448	$548	$551

Interest expense:
Regulated electric	$281	$259	$208
Regulated natural gas	23	22	19
Total interest expense	$304	$281	$227

	Years Ended December 31,
	2020	2019	2018
Income tax (benefit) expense:
Regulated electric	$(584)	$(384)	$(273)
Regulated natural gas	14	12	16
Other	—	1	2
Total income tax (benefit) expense	$(570)	$(371)	$(255)

Net income:
Regulated electric	$780	$739	$628
Regulated natural gas	45	52	54
Other	1	2	—
Net income	$826	$793	$682

Capital expenditures:
Regulated electric	$1,704	$2,684	$2,223
Regulated natural gas	132	126	109
Total capital expenditures	$1,836	$2,810	$2,332

	As of December 31,
	2020	2019	2018
Total assets:
Regulated electric	$19,892	$19,093	$16,511
Regulated natural gas	1,544	1,468	1,406
Other	1	3	3
Total assets	$21,437	$20,564	$17,920

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC
Des Moines, Iowa

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in member's equity, and cash flows for each of the three years in the period ended December 31, 2020, the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of MidAmerican Funding as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters - Impact of Rate Regulation on the Financial Statements - Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

MidAmerican Funding is subject to rate regulation by state public service commissions as well as the Federal Energy Regulatory Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric and natural gas companies in the respective service territories where MidAmerican Funding operates. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant and equipment, net; regulatory assets and liabilities; deferred income taxes; operating revenue; operations and maintenance expense; depreciation and amortization expense and income tax benefit.

Regulated rates are subject to regulatory rate-setting processes. Rates are determined, approved, and established based on a cost-of-service basis, which is designed to allow MidAmerican Funding an opportunity to recover its prudently incurred costs of providing services and to earn a reasonable return on its invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered by rates. While MidAmerican Funding has indicated it expects to recover costs from customers through regulated rates, there is a risk that changes to the Commissions' approach to setting rates or other regulatory actions could limit MidAmerican Funding's ability to recover its costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant or plant under construction, and (3) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We evaluated MidAmerican Funding's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected MidAmerican Funding's filings with the Commissions and the filings with the Commissions by intervenors that may impact MidAmerican Funding's future rates, for any evidence that might contradict management's assertions.
•We inquired of management about property, plant, and equipment that may be abandoned. We inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

/s/ Deloitte & Touche LLP

Des Moines, Iowa
February 26, 2021

We have served as MidAmerican Funding's auditor since 1999.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$39	$288
Trade receivables, net	234	291
Inventories	278	226
Other current assets	74	91
Total current assets	625	896

Property, plant and equipment, net	19,279	18,377
Goodwill	1,270	1,270
Regulatory assets	392	289
Investments and restricted investments	913	820
Other assets	232	188

Total assets	$22,711	$21,840

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (continued)
(Amounts in millions)

	As of December 31,
	2020	2019

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$408	$520
Accrued interest	83	84
Accrued property, income and other taxes	161	226
Note payable to affiliate	177	171
Other current liabilities	183	219
Total current liabilities	1,012	1,220

Long-term debt	7,450	7,448
Regulatory liabilities	1,111	1,406
Deferred income taxes	3,052	2,621
Asset retirement obligations	709	704
Other long-term liabilities	458	340
Total liabilities	13,792	13,739

Commitments and contingencies (Note 13)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	7,240	6,422
Total member's equity	8,919	8,101

Total liabilities and member's equity	$22,711	$21,840

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
Regulated electric	$2,139	$2,237	$2,283
Regulated natural gas and other	589	690	770
Total operating revenue	2,728	2,927	3,053

Operating expenses:
Cost of fuel and energy	339	399	487
Cost of natural gas purchased for resale and other	329	412	469
Operations and maintenance	755	801	813
Depreciation and amortization	716	639	609
Property and other taxes	135	127	125
Total operating expenses	2,274	2,378	2,503

Operating income	454	549	550

Other income (expense):
Interest expense	(322)	(302)	(247)
Allowance for borrowed funds	15	27	20
Allowance for equity funds	45	78	53
Other, net	52	52	31
Total other income (expense)	(210)	(145)	(143)

Income before income tax benefit	244	404	407
Income tax benefit	(574)	(377)	(262)

Net income	$818	$781	$669

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2017	$1,679	$4,981	$6,660
Net income	—	669	669
Balance, December 31, 2018	1,679	5,650	7,329
Net income	—	781	781
Distribution to member	—	(8)	(8)
Other equity transactions	—	(1)	(1)
Balance, December 31, 2019	1,679	6,422	8,101
Net income	—	818	818
Balance, December 31, 2020	$1,679	$7,240	$8,919

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$818	$781	$669
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	716	639	609
Amortization of utility plant to other operating expenses	34	33	34
Allowance for equity funds	(45)	(78)	(53)
Deferred income taxes and amortization of investment tax credits	211	152	32
Settlements of asset retirement obligations	(124)	(14)	(28)
Other, net	(17)	5	43
Changes in other operating assets and liabilities:
Trade receivables and other assets	48	56	(19)
Inventories	(52)	(22)	41
Pension and other postretirement benefit plans, net	(19)	(10)	(13)
Accrued property, income and other taxes, net	(66)	(74)	230
Accounts payable and other liabilities	32	7	(29)
Net cash flows from operating activities	1,536	1,475	1,516

Cash flows from investing activities:
Capital expenditures	(1,836)	(2,810)	(2,332)
Purchases of marketable securities	(281)	(156)	(263)
Proceeds from sales of marketable securities	269	138	223
Proceeds from sales of other investments	3	1	17
Other investment proceeds	9	13	15
Other, net	11	13	30
Net cash flows from investing activities	(1,825)	(2,801)	(2,310)

Cash flows from financing activities:
Proceeds from long-term debt	—	2,326	687
Repayments of long-term debt	—	(500)	(350)
Net change in note payable to affiliate	5	15	(8)
Net (repayments of) proceeds from short-term debt	—	(240)	240
Other, net	(1)	(1)	—
Net cash flows from financing activities	4	1,600	569

Net change in cash and cash equivalents and restricted cash and cash equivalents	(285)	274	(225)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	331	57	282
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$46	$331	$57

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

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of MidAmerican Funding and its subsidiaries in which it held a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated, other than those between rate-regulated operations. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2020, 2019 and 2018.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired when MidAmerican Funding purchased MHC. MidAmerican Funding evaluates goodwill for impairment at least annually and completed its annual review as of October 31. When evaluating goodwill for impairment, MidAmerican Funding estimates the fair value of its reporting units. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. MidAmerican Funding uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, MidAmerican Funding incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2020, 2019 and 2018, MidAmerican Funding did not record any goodwill impairments.

(3)    Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property gross of $— million and $3 million as of December 31, 2020 and 2019, respectively, and related accumulated depreciation and amortization of $— million and $1 million as of December 31, 2020 and 2019, respectively.

(4)    Jointly Owned Utility Facilities

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)    Regulatory Matters

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Investments and Restricted Investments

Refer to Note 6 of MidAmerican Energy's Notes to Financial Statements in Item 8 of this Form 10-K. In addition to MidAmerican Energy's investments and restricted investments, MHC had corporate-owned life insurance policies in a Rabbi trust owned by MHC with a total cash surrender value of $2 million as of December 31, 2020 and 2019.

(7)    Short-term Debt and Credit Facilities

Refer to Note 7 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's credit facilities, MHC has a $4 million unsecured credit facility, which expires in June 2021 and has a variable interest rate based on the Eurodollar rate plus a spread. As of December 31, 2020 and 2019, there were no borrowings outstanding under this credit facility. As of December 31, 2020, MHC was in compliance with the covenants of its credit facility.

(8)    Long-term Debt

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements for detail and a discussion of its long-term debt. In addition to MidAmerican Energy's annual repayments of long-term debt, MidAmerican Funding parent company has $239 million of 6.927% Senior Bonds due in 2029, with a carrying value of $240 million as of December 31, 2020 and 2019.

The MidAmerican Funding parent company bonds are the direct senior secured obligations of MidAmerican Funding and effectively rank junior to all indebtedness and other liabilities of the direct and indirect subsidiaries of MidAmerican Funding, to the extent of the assets of these subsidiaries. MidAmerican Funding may redeem the bonds in whole or in part at any time at a redemption price equal to the sum of any accrued and unpaid interest to the date of redemption and the greater of (1) 100% of the principal amount of the bonds or (2) the sum of the present values of the remaining scheduled payments of principal and interest on the bonds, discounted to the date of redemption on a semiannual basis at the treasury yield plus 25 basis points.

MidAmerican Funding parent company long-term debt is secured by a pledge of the common stock of MHC, which is not publicly traded. In the event of any triggering event under the related debt indenture, the common stock of MHC would be available to satisfy the applicable debt obligations. Triggering events include, among other specified circumstances, (1) default on the payment of interest for 30 days or principal for three days; (2) a material default in the performance of any material covenants or obligations in the indenture continuing for a period of 90 days after written notice in accordance with the indenture; or (3) the failure generally of MidAmerican Funding or any significant subsidiary to pay its debts when due. Previously, the consolidated financial statements of MHC Inc. were disclosed in Item 15(c) of this Form 10-K in accordance with Rule 3-16 of the U. S. Securities and Exchange Commission's Regulation S-X. In April 2020, the U. S. Securities and Exchange Commission published Rule 13-02 of Regulation S‑X to be effective January 4, 2021, with the option to adopt early. MidAmerican Funding adopted Rule 13-02, "Affiliates whose securities collateralize securities registered or being registered," on December 31, 2020. Under the new rule, disclosure of the separate consolidated financial statements of MHC Inc. is no longer required. The assets, liabilities and results of operations of consolidated MHC are not materially different than the corresponding amounts presented in the consolidated financial statements of MidAmerican Funding, other than the MidAmerican Funding parent company debt and related interest expense and income tax. As such, disclosure of summarized financial information of consolidated MHC Inc. is not required.

Subsidiaries of MidAmerican Funding must make payments on their own indebtedness before making distributions to MidAmerican Funding. Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements for a discussion of utility regulatory restrictions affecting distributions from MidAmerican Energy. As a result of the utility regulatory restrictions agreed to by MidAmerican Energy in March 1999, MidAmerican Funding had restricted net assets of $5.2 billion as of December 31, 2020.

As of December 31, 2020, MidAmerican Funding was in compliance with all of its applicable long-term debt covenants.

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

(9)    Income Taxes

MidAmerican Funding's income tax benefit consists of the following for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$(689)	$(480)	$(280)
State	(96)	(49)	(14)
	(785)	(529)	(294)
Deferred:
Federal	204	164	42
State	8	(11)	(9)
	212	153	33

Investment tax credits	(1)	(1)	(1)
Total	$(574)	$(377)	$(262)

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
Income tax credits	(209)	(94)	(76)
State income tax, net of federal income tax benefit	(29)	(12)	(4)
Effects of ratemaking	(17)	(8)	(6)
Other, net	(1)	—	1
Effective income tax rate	(235)%	(93)%	(64)%

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

MidAmerican Funding's net deferred income tax liability consists of the following as of December 31 (in millions):

	2020	2019
Deferred income tax assets:
Regulatory liabilities	$288	$368
Asset retirement obligations	229	234
State carryforwards	52	51
Employee benefits	43	26
Other	40	39
Total deferred income tax assets	652	718
Valuation allowances	(25)	(14)
Total deferred income tax assets, net	627	704

Deferred income tax liabilities:
Depreciable property	(3,583)	(3,253)
Regulatory assets	(97)	(68)
Other	1	(4)
Total deferred income tax liabilities	(3,679)	(3,325)

Net deferred income tax liability	$(3,052)	$(2,621)

As of December 31, 2020, MidAmerican Funding's state tax carryforwards, principally related to $768 million of net operating losses, expire at various intervals between 2021 and 2039.

The United States Internal Revenue Service has closed or effectively settled its examination MidAmerican Funding's income tax returns through December 31, 2013. The statute of limitations for MidAmerican Funding's state income tax returns have expired through December 31, 2011, for Michigan and Nebraska, and through December 31, 2016, for Illinois, Indiana, Iowa, Kansas and Missouri, except for the impact of any federal audit adjustments. The statute of limitations expiring for state filings may not preclude the state from adjusting the state net operating loss carryforward utilized in a year for which the statute of limitations is not closed.

A reconciliation of the beginning and ending balances of MidAmerican Funding's net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$8	$10
Additions based on tax positions related to the current year	4	5
Additions for tax positions of prior years	—	10
Reductions based on tax positions related to the current year	(3)	(5)
Reductions for tax positions of prior years	(1)	(12)
Ending balance	$8	$8

As of December 31, 2020, MidAmerican Funding had unrecognized tax benefits totaling $26 million that, if recognized, would have an impact on the effective tax rate. The remaining unrecognized tax benefits relate to tax positions for which ultimate deductibility is highly certain but for which there is uncertainty as to the timing of such deductibility. Recognition of these tax benefits, other than applicable interest and penalties, would not affect MidAmerican Funding's effective income tax rate.

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

	2020	2019	2018

Pension costs	$7	$4	$3
Other postretirement costs	(3)	(2)	(2)

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

	2020		2019
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,450	$9,466	$7,448	$8,599

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

(14)    Revenue from Contracts with Customers

Refer to Note 14 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had $8 million, $2 million and $4 million of other revenue from contracts with customers for the year ended December 31, 2020, 2019 and 2018, respectively.

(15)    Other Income (Expense)

Other, net, as shown on the Consolidated Statements of Operations, includes the following other income (expense) items for the years ended December 31 (in millions):

	2020	2019	2018

Non-service cost components of postretirement employee benefit plans	$24	$17	$21
Corporate-owned life insurance income	16	24	6
Gains on disposition of assets	6	—	—
Interest income and other, net	6	11	4
Total	$52	$52	$31
(16)    Supplemental Cash Flow Information

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2020 consist substantially of funds restricted for wildlife preservation and, additionally, as of December 31, 2019, for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and 2019 as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of December 31,
	2020	2019

Cash and cash equivalents	$39	$288
Restricted cash and cash equivalents in other current assets	7	43
Total cash and cash equivalents and restricted cash and cash equivalents	$46	$331

The summary of supplemental cash flow information as of and for the years ending December 31 is as follows (in millions):

	2020	2019	2018
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$302	$245	$218
Income taxes received, net	$715	$456	$511

Supplemental disclosure of non-cash investing and financing transactions:
Accounts payable related to utility plant additions	$227	$337	$371
Distribution of corporate aircraft to parent	$—	$8	$—

(17)    Related Party Transactions

The companies identified as affiliates of MidAmerican Funding are Berkshire Hathaway and its subsidiaries, including BHE and its subsidiaries. The basis for the following transactions is provided for in service agreements between MidAmerican Funding and the affiliates.

MidAmerican Funding is reimbursed for charges incurred on behalf of its affiliates. The majority of these reimbursed expenses are for allocated general costs, such as insurance and building rent, and for employee wages, benefits and costs for corporate functions, such as information technology, human resources, treasury, legal and accounting. The amount of such reimbursements was $46 million, $41 million and $44 million for 2020, 2019 and 2018, respectively. Additionally, in 2018, MidAmerican Funding received $15 million from BHE for the transfer of corporate aircraft owned by MidAmerican Energy and, in 2019, recorded a noncash dividend of $8 million for the transfer to BHE of corporate aircraft owned by MHC.

MidAmerican Funding reimbursed BHE in the amount of $15 million, $14 million and $11 million in 2020, 2019 and 2018, respectively, for its share of corporate expenses.

MidAmerican Energy purchases, in the normal course of business at either tariffed or market prices. natural gas transportation and storage capacity services from Northern Natural Gas Company, a wholly owned subsidiary of BHE and coal transportation services from BNSF Railway Company, a wholly-owned subsidiary of Berkshire Hathaway. These purchases totaled $129 million, $139 million and $127 million in 2020, 2019 and 2018, respectively. Additionally, in 2020, MidAmerican Energy paid $7 million to BHE Renewables, LLC, a wholly owned subsidiary of BHE, for the purchase of wind turbine components.

MHC has a $300 million revolving credit arrangement carrying interest at the 30-day London Interbank Offered Rate ("LIBOR") rate plus a spread to borrow from BHE. Outstanding balances are unsecured and due on demand. The outstanding balance was $177 million at an interest rate of 0.397% as of December 31, 2020, and $171 million at an interest rate of 1.944% as of December 31, 2019, and is reflected as note payable to affiliate on the Consolidated Balance Sheet.

BHE has a $100 million revolving credit arrangement, carrying interest at the 30-day LIBOR rate plus a spread to borrow from MHC. Outstanding balances are unsecured and due on demand. There were no borrowings outstanding throughout 2020 and 2019.

MidAmerican Funding had accounts receivable from affiliates of $13 million and $7 million as of December 31, 2020 and 2019, respectively, that are included in other current assets on the Consolidated Balance Sheets. MidAmerican Funding also had accounts payable to affiliates of $13 million and $11 million as of December 31, 2020 and 2019, respectively, that are included in accounts payable on the Consolidated Balance Sheets.

MidAmerican Funding is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, MidAmerican Funding had a payable to BHE of $14 million and $83 million as of December 31, 2020 and 2019, respectively. MidAmerican Funding received net cash receipts for federal and state income taxes from BHE totaling $715 million, $456 million and $511 million for the years ended December 31, 2020, 2019 and 2018, respectively.

MidAmerican Funding recognizes the full amount of the funded status for its pension and postretirement plans, and amounts attributable to MidAmerican Funding's affiliates that have not previously been recognized through income are recognized as an intercompany balance with such affiliates. MidAmerican Funding adjusts these balances when changes to the funded status of the respective plans are recognized and does not intend to settle the balances currently. Amounts receivable from affiliates attributable to the funded status of employee benefit plans totaled $146 million and $23 million as of December 31, 2020 and 2019, respectively, and are included in other assets on the Consolidated Balance Sheets. Similar amounts payable to affiliates totaled $49 million and $47 million as of December 31, 2020 and 2019, respectively, and are included in other long-term liabilities on the Consolidated Balance Sheets. See Note 10 for further information pertaining to pension and postretirement accounting.

The indenture pertaining to MidAmerican Funding's long-term debt restricts MidAmerican Funding from paying a distribution on its equity securities, unless after making such distribution either its debt to total capital ratio does not exceed 0.67:1.0 and its interest coverage ratio is not less than 2.2:1.0 or its senior secured long-term debt rating is at least BBB or its equivalent. MidAmerican Funding may seek a release from this restriction upon delivery to the indenture trustee of written confirmation from the ratings agencies that without this restriction MidAmerican Funding's senior secured long-term debt would be rated at least BBB+.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
Regulated electric	$2,139	$2,237	$2,283
Regulated natural gas	573	660	754
Other	16	30	16
Total operating revenue	$2,728	$2,927	$3,053

Depreciation and amortization:
Regulated electric	$667	$593	$565
Regulated natural gas	49	46	44
Total depreciation and amortization	$716	$639	$609

Operating income:
Regulated electric	$384	$473	$469
Regulated natural gas	64	71	81
Other	6	5	—
Total operating income	$454	$549	$550

Interest expense:
Regulated electric	$281	$259	$208
Regulated natural gas	23	22	19
Other	18	21	20
Total interest expense	$322	$302	$247

Income tax (benefit) expense:
Regulated electric	$(584)	$(384)	$(273)
Regulated natural gas	14	12	16
Other	(4)	(5)	(5)
Total income tax (benefit) expense	$(574)	$(377)	$(262)

Net income:
Regulated electric	$780	$739	$628
Regulated natural gas	45	52	54
Other	(7)	(10)	(13)
Net income	$818	$781	$669

	Years Ended December 31,
	2020	2019	2018
Capital expenditures:
Regulated electric	$1,704	$2,684	$2,223
Regulated natural gas	132	126	109
Total capital expenditures	$1,836	$2,810	$2,332

	As of December 31,
	2020	2019	2018
Total assets:
Regulated electric	$21,083	$20,284	$17,702
Regulated natural gas	1,623	1,547	1,485
Other	5	9	15
Total assets	$22,711	$21,840	$19,202

Goodwill by reportable segment as of December 31, 2020 and 2019, was as follows (in millions):

Regulated electric	$1,191
Regulated natural gas	79
Total	$1,270

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

Results of Operations

Overview

Net income for the year ended December 31, 2020 was $295 million, an increase of $31 million, or 12%, compared to 2019, primarily due to $97 million of higher utility margin mainly due to higher retail customer volumes, revenue recognized due to a favorable regulatory decision and price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 2.0%, primarily due to the favorable impact of weather, largely offset by the impacts of COVID-19, which resulted in lower industrial, distribution only service and commercial customer usage and higher residential customer usage. The increase in net income is offset by $69 million of higher operations and maintenance expenses primarily due to a higher accrual for earnings sharing of $43 million and higher regulatory-directed debits of $27 million.

Net income for the year ended December 31, 2019 was $264 million, an increase of $38 million, or 17%, compared to 2018, primarily due to $119 million of lower operations and maintenance, mainly due to lower political activity expenses, a lower accrual for earnings sharing and lower legal settlement costs. The increase is partially offset by $62 million of lower utility margin, mainly due to lower customer volumes from the unfavorable impacts of weather and lower average retail rates related to the tax rate reduction rider effective April 2018, and $20 million of higher depreciation and amortization expense, primarily due to higher plant placed in service.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income for the years ended December 31 (in millions):

	2020	2019	Change		2019	2018	Change
Utility margin:
Operating revenue	$1,998	$2,148	$(150)	(7)%	$2,148	$2,184	$(36)	(2)%
Cost of fuel and energy	816	943	(127)	(13)	943	917	26	3
Utility margin	1,182	1,205	(23)	(2)	1,205	1,267	(62)	(5)
Operations and maintenance	299	324	(25)	(8)	324	443	(119)	(27)
Depreciation and amortization	361	357	4	1	357	337	20	6
Property and other taxes	47	45	2	4	45	41	4	10
Operating income	$475	$479	$(4)	(1)%	$479	$446	$33	7%

Utility Margin

A comparison of key operating results related to utility margin is as follows for the years ended December 31:

	2020	2019	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$1,998	$2,148	$(150)	(7)%	$2,148	$2,184	$(36)	(2)%
Cost of fuel and energy	816	943	(127)	(13)	943	917	26	3
Utility margin	$1,182	$1,205	$(23)	(2)%	$1,205	$1,267	$(62)	(5)%

Sales (GWhs):
Residential	10,477	9,311	1,166	13%	9,311	9,970	(659)	(7)%
Commercial	4,591	4,657	(66)	(1)	4,657	4,778	(121)	(3)
Industrial	4,881	5,344	(463)	(9)	5,344	5,534	(190)	(3)
Other	195	193	2	1	193	214	(21)	(10)
Total fully bundled(1)	20,144	19,505	639	3	19,505	20,496	(991)	(5)
Distribution only service	2,425	2,613	(188)	(7)	2,613	2,521	92	4
Total retail	22,569	22,118	451	2	22,118	23,017	(899)	(4)
Wholesale	374	527	(153)	(29)	527	274	253	92
Total GWhs sold	22,943	22,645	298	1%	22,645	23,291	(646)	(3)%

Average number of retail customers (in thousands):	968	951	17	2%	951	935	16	2%

Average revenue per MWh:
Retail - fully bundled(1)	$94.83	$105.88	$(11.05)	(10)%	$105.88	$102.82	$3.06	3%
Wholesale	$42.83	$35.87	$6.96	19%	$35.87	$40.31	$(4.44)	(11)%

Heating degree days	1,753	1,875	(122)	(7)%	1,875	1,527	348	23%
Cooling degree days	4,236	3,648	588	16%	3,648	4,255	(607)	(14)%

Sources of energy (GWhs)(2)(3):
Natural gas	13,545	13,161	384	3%	13,161	13,848	(687)	(5)%
Coal	—	1,059	(1,059)	(100)	1,059	1,231	(172)	(14)
Renewables	66	61	5	8	61	69	(8)	(12)
Total energy generated	13,611	14,281	(670)	(5)	14,281	15,148	(867)	(6)
Energy purchased	7,044	6,167	877	14	6,167	6,587	(420)	(6)
Total	20,655	20,448	207	1%	20,448	21,735	(1,287)	(6)%

Average total cost of energy per MWh(4):	$39.48	$46.06	$(6.58)	(14)%	$46.06	$42.17	$3.89	9%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average total cost of energy per MWh and sources of energy excludes -, 153 and 153 GWhs of coal and 1,614, 1,756 and 1,483 GWhs of natural gas generated energy that is purchased at cost by related parties for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average total cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Utility margin decreased $23 million for 2020 compared to 2019 primarily due to:
•the $120 million one-time bill credit returned to customers as a result of the Nevada Power regulatory rate review stipulation ("$120 million bill credit") (offset in operations and maintenance expense and income tax expense) and
•$5 million of higher revenue reductions related to customer service agreements.
The decrease in utility margin was offset by:
•$45 million in higher residential customer volumes from the favorable impact of weather;
•$21 million of revenue recognized due to a favorable regulatory decision;
•$16 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution-only service customers, increased 2.0% primarily due to the favorable impacts of weather, offset by the impacts of COVID-19, which resulted in lower industrial, commercial and distribution-only service customer usage and higher residential customer usage;
•$8 million due to higher EEPRs (offset in operations and maintenance expense);
•$7 million of higher transmission and wholesale revenue; and
•$5 million of customer growth mainly from residential customers.

Operations and maintenance decreased $25 million, or 8%, for 2020 compared to 2019 primarily due to higher regulatory liability amortization to satisfy a portion of the $120 million bill credit of $94 million (offset in operating revenue) and lower plant operation and maintenance costs, partially offset by a higher accrual for earnings sharing of $43 million, higher regulatory-directed debits of $27 million, relating to the deferral of the non-labor cost savings from the Navajo generating station retirement in 2019, the deferral of costs for the ON Line lease to be returned to customers due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in depreciation and amortization and other income (expense)) and costs recognized for the $120 million bill credit, and higher energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $4 million, or 1%, for 2020 compared to 2019 primarily due to higher plant placed in service, offset by lower depreciation expense on the ON Line lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in operations and maintenance).

Property and other taxes increased $2 million, or 4%, for 2020 compared to 2019 primarily due to a decrease in available abatements and franchise tax audit assessments.

Other income (expense) is favorable $9 million, or 6%, for 2020 compared to 2019 primarily due to lower interest expense on the ON Line lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in operations and maintenance expense), lower pension costs and lower interest expense on long-term debt due to lower interest rates, offset by lower other income due to a licensing agreement with a third party in 2019 and lower cash surrender value of corporate-owned life insurance policies.

Income tax expense decreased $26 million, or 36%, for 2020 compared to 2019. The effective tax rate was 14% in 2020 and 22% in 2019 and decreased due to the one-time recognition of amortization of excess deferred income taxes to satisfy a portion of the $120 million bill credit (offset in operating revenue).

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Utility margin decreased $62 million for 2019 compared to 2018 due to:

•$51 million in lower customer volumes primarily from the unfavorable impacts of weather;

•$11 million in lower retail rates due to the tax rate reduction rider effective April 2018;

•$4 million from lower transmission revenue; and

•$3 million due to lower retail rates as a result of the 2017 regulatory rate review with rates effective February 2018.

The decrease in utility margin was partially offset by:

•$7 million due to residential and commercial customer growth.

Operations and maintenance decreased $(119) million, or (27)%, for 2019 compared to 2018 primarily due to the impacts of adopting ASC 842 of $50 million, lower political activity expenses, a lower accrual for earnings sharing of $19 million and lower legal settlement costs of $8 million.

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

Liquidity and Capital Resources

As of December 31, 2020, Nevada Power's total net liquidity was $425 million as follows (in millions):

Cash and cash equivalents	$25
Credit facilities(1)	400
Total net liquidity	$425
Credit facilities:
Maturity dates	2022

(1)Refer to Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion regarding Nevada Power's credit facility.

Operating Activities

Net cash flows from operating activities for the years ended December 31, 2020 and 2019 were $467 million and $701 million, respectively. The change was primarily due to lower collections from customers, mainly due to the $120 million bill credit, higher payments for fuel and energy costs, the timing of payments for operating costs, lower proceeds from a licensing agreement with a third party in 2019 and decreased collections of customer advances, partially offset by lower payments for income taxes and lower interest payments for long-term debt.

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

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2020 and 2019 were $(429) million and $(407) million, respectively. The change was primarily due to increased capital expenditures, partially offset by higher proceeds from sale of assets primarily related to the regulatory-directed reallocation of ON Line assets between Nevada Power and Sierra Pacific. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2019 and 2018 were $(407) million and $(297) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2020 and 2019 were $(27) million and $(390) million, respectively. The change was primarily due to greater proceeds from the issuance of long-term debt and lower dividends paid to NV Energy, Inc., partially offset by higher repayments of long-term debt.

Net cash flows from financing activities for the years ended December 31, 2019 and 2018 were $(390) million and $(267) million, respectively. The change was primarily due to lower proceeds from issuance of long-term debt and higher dividends paid to NV Energy, Inc. of $447 million in 2019, partially offset by lower repayments of long-term debt.

Ability to Issue Debt

Nevada Power currently has an effective automatic registration statement with the SEC to issue an indeterminate amount of long-term debt securities through October 15, 2022. Additionally, Nevada Power's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2020, Nevada Power has financing authority from the PUCN consisting of the ability to issue long-term and short-term debt securities so long as the total amount of debt outstanding (excluding borrowings under Nevada Power's $400 million secured credit facility) does not exceed $3.2 billion as measured at the end of each calendar quarter. Nevada Power's revolving credit facility contains a financial maintenance covenant which Nevada Power was in compliance with as of December 31, 2020. In addition, certain financing agreements contain covenants which are currently suspended as Nevada Power's senior secured debt is rated investment grade. However, if Nevada Power's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Nevada Power would be subject to limitations under these covenants.

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

Nevada Power's indenture creates a lien on substantially all of Nevada Power's properties in Nevada. As of December 31, 2020, $9.1 billion of Nevada Power's assets were pledged. Nevada Power had the capacity to issue $3.4 billion of additional general and refunding mortgage securities as of December 31, 2020, determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Nevada Power also has the ability to release property from the lien of Nevada Power's indenture on the basis of net property additions, cash or retired bonds. To the extent Nevada Power releases property from the lien of Nevada Power's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecast
	2018	2019	2020	2021	2022	2023

Electric distribution	137	209	232	225	211	229
Electric transmission	13	24	35	54	155	151
Solar generation	—	—	—	11	126	157
Other	146	171	188	128	151	130
Total	$296	$404	$455	$418	$643	$667

Nevada Power's Fourth Amendment to the 2018 Joint IRP proposed an increase in solar generation and electric transmission. Nevada Power has included estimates from its latest IRP filing in its forecast capital expenditures for 2021 through 2023. These estimates are likely to change as a result of the RFP process and some are still be pending PUCN approval. Nevada Power's historical and forecast capital expenditures include the following:

•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has proposed to build a 350-mile, 525 kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation. This project is subject to regulatory approvals. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Solar generation investment includes expenditures for a 150 MW solar photovoltaic facility with an additional 100 MW capacity of co-located battery storage, known as the Dry Lake generating facility, that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Other investments include both growth projects and operating expenditures consisting of routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

Nevada Power has contractual cash obligations that may affect its consolidated financial condition. The following table summarizes Nevada Power's material contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due by Periods
	2021	2022 - 2023	2024 - 2025	2026 and Thereafter	Total

Long-term debt	$—	$—	$—	$2,534	$2,534
Interest payments on long-term debt(1)	115	230	229	1,311	1,885
ON Line finance lease liability	10	23	27	235	295
Interest payments on ON Line finance lease liability(1)	25	47	43	237	352
Operating and finance lease liabilities(2)	18	24	16	23	81
Interest payments on operating and finance lease liabilities(1)	6	9	3	2	20
Fuel and capacity contract commitments(1)(3)	570	737	659	3,197	5,163
Fuel and capacity contract commitments (not commercially operable)(1)(3)	—	109	426	4,965	5,500
Construction commitments(1)	72	231	—	—	303
Easements(1)	4	10	4	43	61
Asset retirement obligations	26	20	16	17	79
Maintenance, service and other contracts(1)	48	76	35	6	165
Total contractual cash obligations	$894	$1,516	$1,458	$12,570	$16,438

(1)Not reflected on the Consolidated Balance Sheets.
(2)Includes fuel and capacity contracts designated as a finance lease.
(3)Purchased power includes estimated payments for contracts which meet the definition of a lease and payments are based on the amount of energy expected to be generated.

Nevada Power has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 7) and AROs (Note 11), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by Nevada Power. While COVID-19 has impacted Nevada Power's financial results and operations through December 31, 2020, the impacts have not been material. However, more severe impacts may still occur that could adversely affect future financial results depending on the duration and extent of COVID-19. In April 2020, the state of Nevada instituted a "stay-at-home" order requiring non-essential businesses, including casinos, to remain closed, which impacted Nevada Power's customers and, therefore, their needs and usage patterns for electricity as evidenced by a reduction in weather-normalized consumption due to COVID-19 through December 2020 compared to the same period in 2019. The state of Nevada has since moved to a long-term recovery plan with most businesses, including casinos, opening subject to capacity and other operating limitations that will be revised as the state and counties meet certain metrics. As the impacts of COVID-19 and related customer and governmental responses remain uncertain, including the duration of restrictions on business openings, reductions in the consumption of electricity may continue to occur, particularly in the commercial and industrial classes as well as distribution only service customers. Due to regulatory requirements and voluntary actions taken by Nevada Power related to customer collection activity and suspension of disconnections for non-payment, Nevada Power has seen delays and reductions in cash receipts from retail customers related to the impacts of COVID-19, which could result in higher than normal bad debt write-offs. The amount of such reductions in cash receipts through December 2020 has not been material compared to the same period in 2019, but uncertainty remains. The PUCN has approved the deferral of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion.

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

Regulatory Matters

Nevada Power is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further information regarding Nevada Power's general regulatory framework and current regulatory matters.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2020, the applicable credit ratings obtained from recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2020, Nevada Power would not have been required to post additional collateral. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Nevada Power continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Nevada Power's ability to recover its costs. Nevada Power believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as AOCI. Total regulatory assets were $0.8 billion and total regulatory liabilities were $1.2 billion as of December 31, 2020. Refer to Nevada Power's Note 6 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Nevada Power's regulatory assets and liabilities.

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2020, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

It is probable that Nevada Power will pass income tax benefits and expense related to the federal tax rate change from 35% to 21%, certain property related basis differences and other various differences on to its customers. As of December 31, 2020, these amounts were recognized as a net regulatory liability of $647 million and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $104 million as of December 31, 2020. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

Commodity Price Risk

Nevada Power is exposed to the impact of market fluctuations in commodity prices and interest rates. Nevada Power is principally exposed to electricity and natural gas market fluctuations primarily through Nevada Power's obligation to serve retail customer load in its regulated service territory. Nevada Power's load and generating facilities represent substantial underlying commodity positions. Exposures to commodity prices consist mainly of variations in the price of fuel required to generate electricity and wholesale electricity that is purchased and sold. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, generating facility availability, customer usage, storage, and transmission and transportation constraints. The actual cost of fuel and purchased power is recoverable through the deferred energy mechanism. Interest rate risk exists on variable-rate debt and future debt issuances. Nevada Power does not engage in proprietary trading activities. To mitigate a portion of its commodity price risk, Nevada Power uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. Nevada Power does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices. Nevada Power's exposure to commodity price risk is generally limited by its ability to include commodity costs in regulated rates through its deferred energy mechanism, which is subject to disallowance and regulatory lag that occurs between the time the costs are incurred and when the costs are included in regulated rates, as well as the impact of any customer sharing resulting from cost adjustment mechanisms.

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

As of December 31, 2020 and 2019, Nevada Power had no short- and long-term variable-rate obligations that expose Nevada Power to the risk of increased interest expense in the event of increases in short-term interest rates.

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
As of December 31, 2020, Nevada Power's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nevada Power Company and subsidiaries ("Nevada Power") as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in shareholder's equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Nevada Power as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

Nevada Power is subject to rate regulation by a state public service commission as well as the Federal Energy Regulatory Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric and natural gas companies in the respective service territories where Nevada Power operates. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; deferred income taxes; operating revenue; operations and maintenance expense; depreciation and amortization expense, and income tax expense.

Regulated rates are subject to regulatory rate-setting processes. Rates are determined, approved, and established based on a cost-of-service basis, which is designed to allow Nevada Power an opportunity to recover its prudently incurred costs of providing services and to earn a reasonable return on its invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered in rates. While Nevada Power Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that changes to the Commissions' approach to setting rates or other regulatory actions could limit Nevada Power's ability to recover its costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We evaluated Nevada Power's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected Nevada Power's filings with the Commissions and the filings with the Commissions by intervenors that may impact Nevada Power's future rates, for any evidence that might contradict management's assertions.
•We inquired of management about property, plant, and equipment that may be abandoned. We inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

/s/    Deloitte & Touche LLP

Las Vegas, Nevada
February 26, 2021

We have served as Nevada Power's auditor since 1987.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$25	$15
Trade receivables, net	234	215
Inventories	69	62
Derivative contracts	26	—
Regulatory assets	48	1
Prepayments	38	42
Other current assets	26	29
Total current assets	466	364

Property, plant and equipment, net	6,701	6,538
Finance lease right of use assets, net	351	441
Regulatory assets	746	800
Other assets	72	59

Total assets	$8,336	$8,202

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$181	$194
Accrued interest	32	30
Accrued property, income and other taxes	25	25
Current portion of long-term debt	—	575
Current portion of finance lease obligations	27	24
Regulatory liabilities	50	93
Customer deposits	47	62
Asset retirement obligation	25	14
Other current liabilities	22	20
Total current liabilities	409	1,037

Long-term debt	2,496	1,776
Finance lease obligations	334	430
Regulatory liabilities	1,163	1,163
Deferred income taxes	738	714
Other long-term liabilities	257	285
Total liabilities	5,397	5,405

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - $1.00 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	634	493
Accumulated other comprehensive loss, net	(3)	(4)
Total shareholder's equity	2,939	2,797

Total liabilities and shareholder's equity	$8,336	$8,202

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Operating revenue	$1,998	$2,148	$2,184

Operating expenses:
Cost of fuel and energy	816	943	917
Operations and maintenance	299	324	443
Depreciation and amortization	361	357	337
Property and other taxes	47	45	41
Total operating expenses	1,523	1,669	1,738

Operating income	475	479	446

Other income (expense):
Interest expense	(162)	(171)	(170)
Allowance for borrowed funds	3	3	2
Allowance for equity funds	7	5	3
Other, net	19	21	17
Total other income (expense)	(133)	(142)	(148)

Income before income tax expense	342	337	298
Income tax expense	47	73	72
Net income	$295	$264	$226

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

					Accumulated
			Other		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity
Balance, December 31, 2017	1,000	$—	$2,308	$374	$(4)	$2,678
Net income	—	—	—	226	—	226
Balance, December 31, 2018	1,000	—	2,308	600	(4)	2,904
Net income	—	—	—	264	—	264
Dividends declared	—	—	—	(371)	—	(371)
Balance, December 31, 2019	1,000	—	2,308	493	(4)	2,797
Net income	—	—	—	295	—	295
Dividends declared	—	—	—	(155)	—	(155)
Other equity transactions	—	—	—	1	1	2
Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$295	$264	$226
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	361	357	337
Allowance for equity funds	(7)	(5)	(3)
Changes in regulatory assets and liabilities	(42)	27	83
Deferred income taxes and amortization of investment tax credits	(10)	(32)	(13)
Deferred energy	(44)	51	(11)
Amortization of deferred energy	(41)	43	16
Other, net	2	(5)	14
Changes in other operating assets and liabilities:
Trade receivables and other assets	45	19	5
Inventories	(7)	1	(1)
Accrued property, income and other taxes	5	(13)	(35)
Accounts payable and other liabilities	(90)	(6)	1
Net cash flows from operating activities	467	701	619

Cash flows from investing activities:
Capital expenditures	(455)	(409)	(298)
Proceeds from sale of assets	26	2	1
Net cash flows from investing activities	(429)	(407)	(297)

Cash flows from financing activities:
Proceeds from long-term debt	718	495	573
Repayments of long-term debt	(575)	(500)	(824)
Dividends paid	(155)	(371)	—
Other, net	(15)	(14)	(16)
Net cash flows from financing activities	(27)	(390)	(267)

Net change in cash and cash equivalents and restricted cash and cash equivalents	11	(96)	55
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	25	121	66
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$36	$25	$121

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

Nevada Power Company and its subsidiaries, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers primarily in Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Nevada Power and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2020, 2019 and 2018.

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

Allowance for Credit Losses

Trade receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination and are stated at the outstanding principal amount, net of an estimated allowance for credit losses. The allowance for credit losses is based on Nevada Power's assessment of the collectability of amounts owed to Nevada Power by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. In measuring the allowance for credit losses for trade receivables, Nevada Power primarily utilizes credit loss history. However, Nevada Power may adjust the allowance for credit losses to reflect current conditions and reasonable and supportable forecasts that deviate from historical experience. Nevada Power also has the ability to assess deposits on customers who have delayed payments or who are deemed to be a credit risk. The changes in the balance of the allowance for credit losses, which is included in trade receivables, net on the Consolidated Balance Sheets, is summarized as follows for the years ended December 31, (in millions):

	2020	2019	2018
Beginning balance	$15	$16	$16
Charged to operating costs and expenses, net	13	12	15
Write-offs, net	(9)	(13)	(15)
Ending balance	$19	$15	$16

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

Inventories

Inventories consist mainly of materials and supplies totaling $69 million and $62 million as of December 31, 2020 and 2019. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. Nevada Power capitalizes all construction-related material, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include debt allowance for funds used during construction ("AFUDC"), and equity AFUDC, as applicable. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed. The cost of repairs and minor replacements are charged to expense when incurred with the exception of costs for generation plant maintenance under certain long-term service agreements. Costs under these agreements are expensed straight-line over the term of the agreements as approved by the Public Utilities Commission of Nevada ("PUCN").

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

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Nevada Power is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Nevada Power's AFUDC rate used during 2020 and 2019 was 7.43% and 7.83%, respectively.

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

Impairment of Long-Lived Assets

Nevada Power evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2020, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Leases

    Lessee

Nevada Power has non-cancelable operating leases primarily for land, generating facilities, vehicles and office equipment and finance leases consisting primarily of transmission assets, generating facilities, office space and vehicles. These leases generally require Nevada Power to pay for insurance, taxes and maintenance applicable to the leased property. Given the capital intensive nature of the utility industry, it is common for a portion of lease costs to be capitalized when used during construction or maintenance of assets, in which the associated costs will be capitalized with the corresponding asset and depreciated over the remaining life of that asset. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Nevada Power does not include options in its lease calculations unless there is a triggering event indicating Nevada Power is reasonably certain to exercise the option. Nevada Power's accounting policy is to not recognize right-of-use assets and lease obligations for leases with contract terms of one year or less and not separate lease components from non-lease components and instead account for each separate lease component and the non-lease components associated with a lease as a single lease component. Leases will be evaluated for impairment in line with Accounting Standards Codification ("ASC") Topic 360, "Property, Plant and Equipment" when a triggering event has occurred that might affect the value and use of the assets being leased.

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

Nevada Power's operating and right-of-use assets are recorded in other assets and the operating lease liabilities are recorded in current and long-term other liabilities accordingly.

Income Taxes

Berkshire Hathaway includes Nevada Power in its consolidated United States federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property‑related basis differences and other various differences that Nevada Power deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

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

Substantially all of Nevada Power's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission and distribution and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of amounts not considered Customer Revenue within ASC 606, "Revenue from Contracts with Customers" and revenue recognized in accordance with ASC 842, "Leases."

Revenue recognized is equal to what Nevada Power has the right to invoice as it corresponds directly with the value to the customer of Nevada Power's performance to date and includes billed and unbilled amounts. As of December 31, 2020 and 2019, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $104 million and $109 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. In addition, Nevada Power has recognized contract assets of $8 million and $9 million as of December 31, 2020 and 2019, respectively, due to Nevada Power's performance on certain contracts.

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing on a straight-line basis.

Segment Information

Nevada Power currently has one segment, which includes its regulated electric utility operations.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2020	2019
Utility plant:
Generation	30 - 55 years	$3,690	$3,541
Transmission	45 - 70 years	1,468	1,444
Distribution	20 - 65 years	3,771	3,567
General and intangible plant	5 - 65 years	791	741
Utility plant		9,720	9,293
Accumulated depreciation and amortization		(3,162)	(2,951)
Utility plant, net		6,558	6,342
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,559	6,343
Construction work-in-progress		142	195
Property, plant and equipment, net		$6,701	$6,538

Almost all of Nevada Power's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Nevada Power's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2020, 2019 and 2018 was 3.1%, 3.3%, and 3.2%, respectively. Nevada Power is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate review filings. The most recent study was filed in 2017.

Construction work-in-progress is primarily related to the construction of regulated assets.

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

The amounts shown in the table below represent Nevada Power's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2020 (dollars in millions):

	Nevada			Construction
	Power's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Navajo Generating Station(1)	11%	$10	$4	$—
ON Line Transmission Line	19	125	20	1
Other transmission facilities	Various	66	29	—
Total		$201	$53	$1

(1)Represents Nevada Power's proportionate share of capitalized asset retirement costs to retire the Navajo Generating Station, which was shut down in November 2019.

(5)    Leases

The following table summarizes Nevada Power's leases recorded on the Consolidated Balance Sheet as of December 31 (in millions):

	2020	2019
Right-of-use assets:
Operating leases	$12	$13
Finance leases	351	441
Total right-of-use assets	$363	$454

Lease liabilities:
Operating leases	$15	$17
Finance leases	361	454
Total lease liabilities	$376	$471

The following table summarizes Nevada Power's lease costs for the years ended December 31 (in millions):

	2020	2019

Variable	$434	$434
Operating	3	3
Finance:
Amortization	12	13
Interest	29	37
Total lease costs	$478	$487

Weighted-average remaining lease term (years):
Operating leases	6.5	7.5
Finance leases	28.7	30.6

Weighted-average discount rate:
Operating leases	4.5%	4.5%
Finance leases	8.6%	8.7%

The following table summarizes Nevada Power's supplemental cash flow information relating to leases as of December 31 (in millions):

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(3)	$(3)
Operating cash flows from finance leases	(34)	(37)
Financing cash flows from finance leases	(15)	(14)
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1	$—
Finance leases	9	9

Nevada Power has the following remaining lease commitments as of (in millions):

	December 31, 2020
	Operating	Finance	Total
2021	$3	$56	$59
2022	3	54	57
2023	2	43	45
2024	3	43	46
2025	3	43	46
Thereafter	4	491	495
Total undiscounted lease payments	18	730	748
Less - amounts representing interest	(3)	(369)	(372)
Lease liabilities	$15	$361	$376

Operating and Finance Lease Obligations

Nevada Power's lease obligation primarily consists of a transmission line One Nevada Transmission Line ("ON Line"), which was placed in-service on December 31, 2013. Nevada Power and Sierra Pacific, collectively the ("Nevada Utilities"), entered into a long-term transmission use agreement, in which the Nevada Utilities have a 25% interest and Great Basin Transmission South, LLC has a 75% interest. The Nevada Utilities' share of the long-term transmission use agreement and ownership interest is split at 75% for Nevada Power and 25% for Sierra Pacific, previously split 95% for Nevada Power and 5% for Sierra Pacific. In December 2019, the PUCN ordered the Nevada Utilities to complete the necessary procedures to change the ownership split to 75% for Nevada Power and 25% for Sierra Pacific, effective January 1, 2020. In August 2020, the FERC approved the amended agreement between the Nevada Utilities and Great Basin Transmission, LLC that reallocated the PUCN-approved ownership percentage change from Nevada Power to Sierra Pacific. The term of the lease is 41 years with the agreement ending December 31, 2054. Total ON Line finance lease obligations of $295 million and $385 million were included on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. See Note 2 for further discussion of Nevada Power's other lease obligations.

(6)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future rates. Nevada Power's regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Decommissioning costs(2)	3 years	$230	$241
Deferred operating costs	9 years	119	136
Merger costs from 1999 merger	24 years	115	120
Asset retirement obligations	6 years	70	67
Employee benefit plans(1)	8 years	50	87
Legacy meters	12 years	45	49
ON Line deferrals	33 years	43	45
Deferred energy costs	1 year	39	—
Abandoned projects	None	—	12
Other	Various	83	44
Total regulatory assets		$794	$801

Reflected as:
Current assets		$48	$1
Noncurrent assets		746	800
Total regulatory assets		$794	$801

(1)Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

(2)Amount includes regulatory assets with an indeterminate life of $11 million and $104 million as of December 31, 2020 and 2019, respectively.

Nevada Power had regulatory assets not earning a return on investment of $288 million and $303 million as of December 31, 2020 and 2019, respectively. The regulatory assets not earning a return on investment primarily consist of merger costs from the 1999 merger, AROs, deferred operating costs, a portion of the employee benefit plans, losses on reacquired debt and deferred energy costs.

Regulatory Liabilities

Regulatory liabilities represent amounts that are expected to be returned to customers in future periods. Nevada Power's regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Deferred income taxes(1)	Various	$647	$681
Cost of removal(2)	32 years	340	332
Impact fees(3)	2 years	54	72
Other	Various	172	171
Total regulatory liabilities		$1,213	$1,256

Reflected as:
Current liabilities		$50	$93
Noncurrent liabilities		1,163	1,163
Total regulatory liabilities		$1,213	$1,256

(1)Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to accelerated tax depreciation and certain property-related basis differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

(2)Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices.

(3)Amounts reduce rate base or otherwise accrue a carrying cost.

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

Regulatory Rate Review

In June 2020, Nevada Power filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue reduction of $96 million but requested an annual revenue reduction of $120 million. In September 2020, Nevada Power filed an all-party settlement for the electric regulatory rate review. The settlement resolved all but one issue and provided for an annual revenue reduction of $93 million and required Nevada Power to issue a $120 million one-time bill credit, composed primarily of existing regulatory liabilities, to customers beginning in October 2020. The continuation of the earning sharing mechanism was the one issue that was not addressed in the settlement. In October 2020, the PUCN held a hearing on the continuation of the earning sharing mechanism and issued an interim order accepting the settlement and requiring the one-time bill credit be issued to customers. The $120 million one-time bill credit was issued to customers in the fourth quarter of 2020. In December 2020, the PUCN issued a final order directing Nevada Power to continue the earning sharing mechanism subject to any modifications made to the earning sharing mechanism pursuant to an alternative rate-making ruling and to use the weather normalization methodology adopted for Sierra Pacific in its 2019 regulatory rate review. The new rates were effective on January 1, 2021.

Natural Disaster Protection Plan

In May 2019, Senate Bill 329 ("SB 329"), Natural Disaster Mitigation Measures, was signed into law, which requires Nevada Power to submit a natural disaster protection plan to the PUCN. The PUCN adopted natural disaster protection plan regulations in January 2020, that required Nevada Power to file their natural disaster protection plan for approval on or before March 1 of every third year. The regulations also require annual updates to be filed on or before September 1 of the second and third years of the plan. The plan must include procedures, protocols and other certain information as it relates to the efforts of Nevada Power to prevent or respond to a fire or other natural disaster. The expenditures incurred by Nevada Power in developing and implementing the natural disaster protection plan are required to be held in a regulatory asset account, with Nevada Power filing an application for recovery on or before March 1 of each year. Nevada Power submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. In June 2020, a hearing was held and an order was issued in August 2020 that granted the joint application, made adjustments to the budget and approved the 2019 costs for recovery starting in October 2020. In October 2020, a modified final order was issued after Nevada Power and the Bureau of Consumer Protection filed for reconsideration. Intervenors have filed a petition for judicial review with the District Court in November 2020. In December 2020, the PUCN issued a second modified final order approving the natural disaster protection plan, as modified, and reopened its investigation and rulemaking on SB 329 to address rate design issues raised by intervenors. The comment period for the reopened investigation and rulemaking ended in early February 2021 and the matter is ongoing.

2017 Tax Reform

In February 2018, Nevada Power made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by Nevada Power. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Nevada Power to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Nevada Power filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Nevada Power filed a petition for judicial review with the district court. The district court issued an order in March 2020 denying the petition and affirming the PUCN's order. In May 2020, Nevada Power filed a notice of appeal to the Nevada Supreme Court of the district court's order. Nevada Power agreed to withdraw the notice of appeal as a part of the Nevada Power electric regulatory rate review settlement. In December 2020, the PUCN issued a final order accepting the settlement. In January 2021, Nevada Power filed their withdrawal and the matter was dismissed by the court.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Nevada Power to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Nevada Power and approved by the PUCN in integrated resource plan proceedings. When Nevada Power's regulatory earned rate of return for a calendar year exceeds the regulatory rate of return used to set base tariff general rates, it is obligated to refund energy efficiency implementation revenue previously collected for that year. In February 2020, Nevada Power filed an application to reset the EEIR and EEPR and to refund the EEIR revenue received in 2019, including carrying charges. In August 2020, the PUCN issued an order accepting a stipulation requiring Nevada Power to refund the 2019 revenue and reset the rates as filed effective October 1, 2020. The EEIR liability for Nevada Power is $8 million, which is included in current regulatory liabilities on the Consolidated Balance Sheets as of December 31, 2020 and 2019.

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

(7)    Short-term Debt and Credit Facilities

Nevada Power has a $400 million secured credit facility expiring in June 2022. The credit facility, which is for general corporate purposes and provide for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Nevada Power's option, plus a spread that varies based on Nevada Power's credit ratings for its senior secured long‑term debt securities. As of December 31, 2020 and 2019, Nevada Power had no borrowings outstanding under the credit facility. Amounts due under Nevada Power's credit facility are collateralized by Nevada Power's general and refunding mortgage bonds. The credit facility requires Nevada Power's ratio of consolidated debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(8)    Long-term Debt

Nevada Power's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
General and refunding mortgage securities:
2.750% Series BB, due 2020	$—	$—	$575
3.700% Series CC, due 2029	500	496	496
2.400% Series DD, due 2030	425	422	—
6.650% Series N, due 2036	367	359	358
6.750% Series R, due 2037	349	346	346
5.375% Series X, due 2040	250	248	248
5.450% Series Y, due 2041	250	237	237
3.125% Series EE, due 2050	300	297	—
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.875% Pollution Control Bonds Series 2017A, due 2032(1)	40	39	39
1.650% Pollution Control Bonds Series 2017, due 2036(1)	40	39	39
1.650% Pollution Control Bonds Series 2017B, due 2039(1)	13	13	13
Total long-term debt	$2,534	$2,496	$2,351

Reflected as:
Current portion of long-term debt		$—	$575
Long-term debt		2,496	1,776
Total long-term debt		$2,496	$2,351

(1)Bonds were purchased by Nevada Power in May 2020 and re-offered at a fixed interest rate. Subject to mandatory purchase by Nevada Power in March 2023 at which date the interest rate may be adjusted.

Annual Payment on Long-Term Debt

The annual repayments of long-term debt for the years beginning January 1, 2021 and thereafter, are as follows (in millions):

2026 and thereafter	$2,534
Unamortized premium, discount and debt issuance cost	(38)
Total	$2,496

The issuance of General and Refunding Mortgage Securities by Nevada Power is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2020, approximately $9.1 billion (based on original cost) of Nevada Power's property was subject to the liens of the mortgages.

(9)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2020	2019	2018

Current – Federal	$57	$105	$84
Deferred – Federal	(10)	(31)	(13)
Uncertain tax positions	—	—	2
Investment tax credits	—	(1)	(1)
Total income tax expense	$47	$73	$72

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
Effects of ratemaking	(8)	—	—
Non-deductible expenses	—	—	3
Other	1	1	—
Effective income tax rate	14%	22%	24%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2020	2019
Deferred income tax assets:
Regulatory liabilities	$206	$211
Operating and finance leases	79	99
Employee benefits	8	14
Customer advances	19	19
Other	15	9
Total deferred income tax assets	327	352

Deferred income tax liabilities:
Property related items	(800)	(797)
Regulatory assets	(176)	(166)
Operating and finance leases	(76)	(95)
Other	(13)	(8)
Total deferred income tax liabilities	(1,065)	(1,066)
Net deferred income tax liability	$(738)	$(714)

The United States Internal Revenue Service has closed its examination of NV Energy's consolidated income tax returns through December 31, 2008, and effectively settled its examination of Nevada Power's income tax return for the short year ended December 31, 2013, and the statute of limitations has expired for NV Energy's consolidated income tax returns through the short year ended December 19, 2013. The closure or effective settlement of examinations, or the expiration of the statute of limitations may not preclude the Internal Revenue Service from adjusting the federal net operating loss carryforward utilized in a year for which the examination is not closed.

(10)    Employee Benefit Plans

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power did not make any contributions to the Qualified Pension Plan for the years ended December 31, 2020 and 2019. Nevada Power contributed $19 million to the Qualified Pension Plan for the year ended December 31, 2018. Nevada Power contributed $1 million to the Non-Qualified Pension Plans for the years ended December 31, 2020, 2019 and 2018. Nevada Power did not make any contributions to the Other Postretirement Plans for the years ended December 31, 2020, 2019 and 2018. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following as of December 31 (in millions):

	2020	2019
Qualified Pension Plan:
Other non-current assets	$8	$—
Other long-term liabilities	—	(18)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans:
Other non-current assets	4	—
Other long-term liabilities	—	(2)

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

Nevada Power does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $340 million and $332 million as of December 31, 2020 and 2019, respectively.

The following table presents Nevada Power's ARO liabilities by asset type as of December 31 (in millions):

	2020	2019

Waste water remediation	$36	$37
Evaporative ponds and dry ash landfills	13	12
Solar	3	2
Other	20	23
Total asset retirement obligations	$72	$74

The following table reconciles the beginning and ending balances of Nevada Power's ARO liabilities for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$74	$83
Change in estimated costs	9	6
Retirements	(14)	(19)
Accretion	3	4
Ending balance	$72	$74

Reflected as:
Other current liabilities	$25	$14
Other long-term liabilities	47	60
	$72	$74

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
(12)    Fair Value Measurements

The carrying value of Nevada Power's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Nevada Power has various financial assets and liabilities that are measured at fair value on the Consolidated Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Nevada Power has the ability to access at the measurement date.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 - Unobservable inputs reflect Nevada Power's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. Nevada Power develops these inputs based on the best information available, including its own data.

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$—	$26	$26
Money market mutual funds(1)	21	—	—	21
Investment funds	2	—	—	2
	$23	$—	$26	$49

Liabilities - commodity derivatives	$—	$—	$(11)	$(11)

As of December 31, 2019:
Assets:
Money market mutual funds(1)	10	—	—	10
Investment funds	2	—	—	2
	$12	$—	$—	$12

Liabilities - commodity derivatives	$—	$—	$(8)	$(8)

(1)Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of December 31, 2020, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's net commodity derivative assets or liabilities measured at fair value on a recurring basis using significant Level 3 inputs for the years ended December 31 (in millions):

	2020	2019	2018
Beginning balance	$(8)	$3	$(3)
Changes in fair value recognized in regulatory assets or liabilities	(17)	(21)	4
Settlements	40	10	2
Ending balance	$15	$(8)	$3

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

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,496	$3,245	$2,351	$2,848

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

Commitments

Nevada Power has the following firm commitments that are not reflected on the Consolidated Balance Sheet. Minimum payments as of December 31, 2020 are as follows (in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$570	$409	$328	$328	$331	$3,197	$5,163
Fuel and capacity contract commitments (not commercially operable)	—	35	74	197	229	4,965	5,500
Construction commitments	72	85	146	—	—	—	303
Easements	4	5	5	2	2	43	61
Maintenance, service and other contracts	48	44	32	23	12	6	165
Total commitments	$694	$578	$585	$550	$574	$8,211	$11,192

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

        Natural Gas

Nevada Power's gas transportation contracts expire from 2022 to 2032 and the gas supply contracts expires from 2021 to 2022.

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

    Construction Commitments

Nevada Power's construction commitments included in the table above relate to firm commitments and include costs associated with the planned Dry Lake generating facility, a 150 MW solar photovoltaic facility with an additional 100 MW capacity of co-located battery storage that will be developed in Clark County, Nevada and certain other generating plant projects.

    Easements

Nevada Power has non-cancelable easements for land. Operations and maintenance expense on non-cancelable easements totaled $4 million, $7 million and $4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

    Maintenance, Service and Other Contracts

Nevada Power has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2022 to 2027.

(14)    Revenues from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by customer class for the years ended December 31 (in millions):

	2020	2019	2018
Customer Revenue:
Retail:
Residential	$1,145	$1,141	$1,195
Commercial	384	441	433
Industrial	345	433	425
Other	12	20	24
Total fully bundled	1,886	2,035	2,077
Distribution only service	24	31	30
Total retail	1,910	2,066	2,107
Wholesale, transmission and other	62	57	53
Total Customer Revenue	1,972	2,123	2,160
Other revenue	26	25	24
Total revenue	$1,998	$2,148	$2,184

(15)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, consist of funds restricted by the PUCN for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$25	$15
Restricted cash and cash equivalents included in other current assets	11	10
Total cash and cash equivalents and restricted cash and cash equivalents	$36	$25

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2020	2019	2018

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$115	$126	$166
Income taxes paid	$50	$113	$117

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$32	$49	$34

(16)    Related Party Transactions

Nevada Power has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to Nevada Power under this agreement totaled $2 million for the years ended December 31, 2020, 2019 and 2018.

Kern River Gas Transmission Company, an indirect subsidiary of BHE, provided natural gas transportation and other services to Nevada Power of $52 million, $52 million and $58 million for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, Nevada Power's Consolidated Balance Sheets included amounts due to Kern River Gas Transmission Company of $4 million.

Nevada Power provided electricity and other services to PacifiCorp, an indirect subsidiary of BHE, of $3 million, $2 million and $3 million for the years ended December 31, 2020, 2019 and 2018, respectively. Receivables associated with these services were $— million as of December 31, 2020 and 2019. PacifiCorp provided electricity and the sale of renewable energy credits to Nevada Power of $1 million for the year ended December 31, 2020 and $— million for the years ended December 31, 2019 and 2018. Payables associated with these transactions were $— million as of December 31, 2020 and 2019.

Nevada Power provided electricity to Sierra Pacific of $106 million, $84 million and $91 million for the years ended December 31, 2020, 2019 and 2018, respectively. Receivables associated with these transactions were $13 million and $5 million as of December 31, 2020 and 2019, respectively. Nevada Power purchased electricity from Sierra Pacific of $34 million, $25 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively. Payables associated with these transactions were $1 million as of December 31, 2020 and 2019.

Nevada Power incurs intercompany administrative and shared facility costs with NV Energy and Sierra Pacific. These transactions are governed by an intercompany service agreement and are priced at cost. Nevada Power provided services to NV Energy of $— million, $— million and $1 million for each of the years ending December 31, 2020, 2019 and 2018, respectively. NV Energy provided services to Nevada Power of $9 million, $9 million and $7 million for the years ending December 31, 2020, 2019 and 2018, respectively. Nevada Power provided services to Sierra Pacific of $26 million, $26 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively. Sierra Pacific provided services to Nevada Power of $15 million, $14 million and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, Nevada Power's Consolidated Balance Sheets included amounts due to NV Energy of $28 million and $26 million, respectively. There were no receivables due from NV Energy as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, Nevada Power's Consolidated Balance Sheets included receivables due from Sierra Pacific of $2 million and $3 million, respectively. There were no payables due to Sierra Pacific as of December 31, 2020 and 2019.

Nevada Power is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway consolidated United States federal income tax return. As of December 31, 2020 and 2019 federal income taxes receivable from NV Energy were $— million and $7 million, respectively Nevada Power made cash payments of $50 million, $113 million and $117 million for federal income taxes for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Results of Operations

Overview

Net income for the year ended December 31, 2020 was $111 million, an increase of $8 million, or 8%, compared to 2019, primarily due to $13 million of lower income tax expense due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 1, 2020, $10 million of lower operations and maintenance expenses, primarily due to higher regulatory-directed credits, and $4 million of higher electric utility margin, partially offset by $16 million of higher depreciation and amortization, mainly due to higher plant in service, and $3 million of lower natural gas utility margin.
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

	2020	2019	Change		2019	2018	Change
Electric utility margin:
Operating revenue	$738	$770	$(32)	(4)%	$770	$752	$18	2%
Cost of fuel and energy	301	337	(36)	(11)	337	322	15	5
Electric utility margin	437	433	4	1%	433	430	3	1%

Natural gas utility margin:
Operating revenue	116	119	(3)	(3)%	119	103	16	16%
Natural gas purchased for resale	62	62	—	—	62	49	13	27
Natural gas utility margin	54	57	(3)	(5)%	57	54	3	6%

Utility margin	491	490	1	—%	490	484	6	1%

Operations and maintenance	162	172	(10)	(6)%	172	190	(18)	(9)%
Depreciation and amortization	141	125	16	13	125	119	6	5
Property and other taxes	23	22	1	5	22	23	(1)	(4)
Operating income	$165	$171	$(6)	(4)%	$171	$152	$19	13%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows for the years ended December 31:

	2020	2019	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$738	$770	$(32)	(4)%	$770	$752	$18	2%
Cost of fuel and energy	301	337	(36)	(11)	337	322	15	5
Utility margin	$437	$433	$4	1%	$433	$430	$3	1%

Sales (GWhs):
Residential	2,672	2,491	181	7%	2,491	2,483	8	—%
Commercial	2,977	2,973	4	—	2,973	2,998	(25)	(1)
Industrial	3,544	3,716	(172)	(5)	3,716	3,387	329	10
Other	15	16	(1)	(6)	16	16	—	—
Total fully bundled(1)	9,208	9,196	12	—	9,196	8,884	312	4
Distribution only service	1,670	1,629	41	3	1,629	1,516	113	7
Total retail	10,878	10,825	53	—	10,825	10,400	425	4
Wholesale	548	662	(114)	(17)	662	558	104	19
Total GWhs sold	11,426	11,487	(61)	(1)%	11,487	10,958	529	5%

Average number of retail customers (in thousands)	359	352	7	2%	352	347	5	1%

Average revenue per MWh:
Retail - fully bundled(1)	$73.89	$76.72	$(2.83)	(4)%	$76.72	$78.32	$(1.60)	(2)%
Wholesale	$52.52	$48.54	$3.98	8%	$48.54	$50.11	$(1.57)	(3)%

Heating degree days	4,477	4,728	(251)	(5)%	4,728	4,450	278	6%
Cooling degree days	1,176	1,107	69	6%	1,107	1,290	(183)	(14)%

Sources of energy (GWhs)(2)(3):
Natural gas	5,219	4,891	328	7%	4,891	4,681	210	4%
Coal	855	1,205	(350)	(29)	1,205	834	371	44
Renewables(4)	37	37	—	—	37	35	2	6
Total energy generated	6,111	6,133	(22)	—	6,133	5,550	583	11
Energy purchased	4,753	4,466	287	6	4,466	4,229	237	6
Total	10,864	10,599	265	3%	10,599	9,779	820	8%

Average total cost of energy per MWh(5)	$27.71	$31.81	$(4.10)	(13)%	$31.81	$32.96	$(1.15)	(3)%

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average total cost of energy per MWh and sources of energy excludes 10, - and 54 GWhs of coal and 31, - and 183 GWhs of natural gas generated energy that is purchased at cost by related parties for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.
(5)    The average total cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows for the years ended December 31:

	2020	2019	Change		2019	2018	Change
Utility margin (in millions):
Operating revenue	$116	$119	$(3)	(3)%	$119	$103	$16	16%
Natural gas purchased for resale	62	62	—	—	62	49	13	27
Natural gas utility margin	$54	$57	$(3)	(5)%	$57	$54	$3	6%

Sold (000's Dths):
Residential	10,452	11,311	(859)	(8)%	11,311	10,102	1,209	12%
Commercial	5,148	5,783	(635)	(11)	5,783	5,128	655	13
Industrial	1,826	1,971	(145)	(7)	1,971	1,927	44	2
Total retail	17,426	19,065	(1,639)	(9)%	19,065	17,157	1,908	11%

Average number of retail customers (in thousands)	174	170	4	2%	170	167	3	2%

Average revenue per retail Dth sold	$6.66	$6.24	$0.42	7%	$6.24	$6.00	$0.24	4%

Heating degree days	4,477	4,728	(251)	(5)%	4,728	4,450	278	6%

Average cost of natural gas per retail Dth sold	$3.56	$3.25	$0.31	10%	$3.25	$2.86	$0.39	14%

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Electric utility margin increased $4 million, or 1%, for 2020 compared to 2019 primarily due to:
•$4 million in higher residential customer volumes from the favorable impact of weather;
•$3 million due to higher EEPRs (offset in operations and maintenance expense); and
•$2 million of residential customer growth.
The increase in electric utility margin was offset by:
•$4 million of lower transmission and wholesale revenue; and
•$1 million of higher revenue reductions related to customer service agreements.

Natural gas utility margin decreased $3 million, or 5%, for 2020 compared to 2019 primarily due to lower customer volumes mainly from the unfavorable impacts of weather.

Operations and maintenance decreased $10 million, or 6%, for 2020 compared to 2019 primarily due to higher regulatory-directed credits relating to the deferral of costs for the ON Line lease to be collected from customers due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in depreciation and amortization and other income (expense)) of $9 million and lower plant operations and maintenance expenses, offset by lower regulatory-directed credits relating to the amortization of an excess reserve balance that ended in 2019 and higher energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $16 million, or 13%, for 2020 compared to 2019 primarily due to higher plant placed in service and higher depreciation expense on the ON Line lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in operations and maintenance expense).

Other income (expense) is favorable $1 million, or 3%, for 2020 compared to 2019 primarily due to lower pension costs, partially offset by higher interest expense on the ON Line lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific (offset in operations and maintenance expense).

Income tax expense decreased $13 million, or 46%, for 2020 compared to 2019. The effective tax rate was 12% in 2020 and 21% in 2019 and decreased due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 1, 2020.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Electric utility margin increased $3 million, or 1%, for 2019 compared to 2018 primarily due to:
•$6 million of higher transmission and wholesale revenues; and
•$3 million of customer growth.
The increase in electric utility margin was offset by:
•$6 million in lower retail rates due to the tax rate reduction rider effective April 2018.

Natural gas utility margin increased $3 million, or 6%, for 2019 compared to 2018 primarily due to higher customer volumes mainly from the impacts of weather.

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

Liquidity and Capital Resources

As of December 31, 2020, Sierra Pacific's total net liquidity was $224 million as follows (in millions):

Cash and cash equivalents	$19

Credit facilities(1)	250
Less -
Short-term debt	(45)
Net credit facilities	205

Total net liquidity	$224
Credit facilities:
Maturity dates	2022

(1)Refer to Note 7 of Notes to Financial Statements in Item 8 of this Form 10-K for further discussion regarding Sierra Pacific's credit facility.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2020 and 2019 were $190 million and $237 million, respectively. The change was primarily due to lower collections from customers, higher inventory purchases, the timing of payments for operating costs and higher payments for fuel and energy costs, partially offset by lower payments for income taxes.

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

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2020 and 2019 were $(246) million and $(247) million, respectively. The change was primarily due to decreased capital expenditures, partially offset by expenditures related to the regulatory-directed reallocation of ON Line assets between Nevada Power and Sierra Pacific. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Net cash flows from investing activities for the years ended December 31, 2019 and 2018 were $(247) million and $(205) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the years ended December 31, 2020 and 2019 were $50 million and $(34) million, respectively. The change was primarily due to lower payments to repurchase long-term debt, higher proceeds from short-term debt and lower dividends paid to NV Energy, Inc., partially offset by lower proceeds from the re-offering of previously repurchased long-term debt.

Net cash flows from financing activities for the years ended December 31, 2019 and 2018 were $(34) million and $(2) million, respectively. The change was due to higher payments to repurchase long-term debt and dividends paid to NV Energy, Inc. of $46 million, partially offset by higher proceeds from the re-offering of previously repurchased long-term debt.

Ability to Issue Debt

Sierra Pacific's ability to issue debt is primarily impacted by its financing authority from the PUCN. As of December 31, 2020, Sierra Pacific has financing authority from the PUCN consisting of the ability to issue long-term and short-term debt securities so long as the total amount of debt outstanding (excluding borrowings under Sierra Pacific's $250 million secured credit facility) does not exceed $1.6 billion as measured at the end of each calendar quarter. Sierra Pacific's revolving credit facility contains a financial maintenance covenant which Sierra Pacific was in compliance with as of December 31, 2020. In addition, certain financing agreements contain covenants which are currently suspended as Sierra Pacific's senior secured debt is rated investment grade. However, if Sierra Pacific's senior secured debt ratings fall below investment grade by either Moody's Investor Service or Standard & Poor's, Sierra Pacific would be subject to limitations under these covenants.

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

Sierra Pacific's indenture creates a lien on substantially all of Sierra Pacific's properties in Nevada. As of December 31, 2020, $4.3 billion of Sierra Pacific's assets were pledged. Sierra Pacific had the capacity to issue $1.5 billion of additional general and refunding mortgage securities as of December 31, 2020 determined on the basis of 70% of net utility property additions. Property additions include plant-in-service and specific assets in construction work-in-progress. The amount of bond capacity listed above does not include eligible property in construction work-in-progress. Sierra Pacific also has the ability to release property from the lien of Sierra Pacific's indenture on the basis of net property additions, cash or retired bonds. To the extent Sierra Pacific releases property from the lien of Sierra Pacific's indenture, it will reduce the amount of securities issuable under the indenture.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecast
	2018	2019	2020	2021	2022	2023

Electric distribution	145	156	128	180	182	147
Electric transmission	5	17	60	73	105	102
Other	51	72	58	71	71	65
Total	$201	$245	$246	$324	$358	$314

Sierra Pacific's Fourth Amendment to the 2018 Joint IRP proposed an increase in electric transmission. Sierra Pacific has included estimates from its latest IRP filing in its forecast capital expenditures for 2021 through 2023. These estimates are likely to change as a result of the RFP process and some are still be pending PUCN approval. Sierra Pacific's historical and forecast capital expenditures include the following:

•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has proposed to build a 235-mile, 525 kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345 kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345 kV transmission line from the new Ft. Churchill substation to the Robinson Summit substations. These projects are subject to regulatory approvals. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Other investments include both growth projects and operating expenditures consisting of routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

Sierra Pacific has contractual cash obligations that may affect its financial condition. The following table summarizes Sierra Pacific's material contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due by Periods
	2021	2022 - 2023	2023 - 2024	2026 and Thereafter	Total

Long-term debt	$—	$250	$—	$917	$1,167
Interest payments on long-term debt(1)	41	82	66	263	452
Short-term debt	45	—	—	—	45
ON Line finance lease liability	3	8	9	79	99
Interest payments on ON Line finance lease liability(1)	8	16	14	79	117
Operating and finance lease liabilities	5	7	8	26	46
Interest payments on operating and finance lease liabilities(1)	3	4	3	11	21
Fuel and capacity contract commitments(1)(2)	327	284	191	940	1,742
Fuel and capacity contract commitments (not commercially operable)(1)(2)	6	71	72	637	786
Easements(1)	2	4	4	30	40
Asset retirement obligations	—	—	3	11	14
Maintenance, service and other contracts(1)	9	9	2	—	20
Total contractual cash obligations	$449	$735	$372	$2,993	$4,549

(1)Not reflected on the Balance Sheets.
(2)Purchased power includes estimated payments for contracts which meet the definition of a lease and payments are based on the amount of energy expected to be generated.

Sierra Pacific has other types of commitments that arise primarily from unused lines of credit, letters of credit or relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 7) and AROs (Note 11), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Financial Statements in Item 8 of this Form 10‑K for additional information.

COVID-19

In March 2020, COVID-19 was declared a global pandemic and containment and mitigation measures were recommended worldwide, which has had an unprecedented impact on society in general and many of the customers served by Sierra Pacific. While COVID-19 has impacted Sierra Pacific's financial results and operations through December 31, 2020, the impacts have not been material. However, more severe impacts may still occur that could adversely affect future financial results depending on the duration and extent of COVID-19. In April 2020, the state of Nevada instituted a "stay-at-home" order requiring non-essential businesses, including casinos, to remain closed, which impacted Sierra Pacific's customers and, therefore, their needs and usage patterns for electricity and natural gas. The state of Nevada has since moved to a long-term recovery plan with most businesses, including casinos, opening subject to capacity and other operating limitations that will be revised as the state and counties meet certain metrics. As the impacts of COVID-19 and related customer and governmental responses remain uncertain, including the duration of restrictions on business openings, reductions in the consumption of electricity or natural gas may occur, particularly in the commercial and industrial classes as well as distribution only service customers. Due to regulatory requirements and voluntary actions taken by Sierra Pacific related to customer collection activity and suspension of disconnections for non-payment, Sierra Pacific has seen delays and reductions in cash receipts from retail customers related to the impacts of COVID-19, which could result in higher than normal bad debt write-offs. The amount of such reductions in cash receipts through December 2020 has not been material compared to the same period in 2019, but uncertainty remains. The PUCN has approved the deferral of certain costs incurred in responding to COVID-19. Refer to "Regulatory Matters" in Item 1 of this Form 10-K for further discussion.

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

Regulatory Matters

Sierra Pacific is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further information regarding Sierra Pacific's general regulatory framework and current regulatory matters.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance," or in some cases terminate the contract, in the event of a material adverse change in creditworthiness. These rights can vary by contract and by counterparty. As of December 31, 2020, the applicable credit ratings obtained from recognized credit rating agencies were investment grade. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of December 31, 2020, Sierra Pacific would have been required to post $10 million of additional collateral. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, or other factors.

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

Sierra Pacific continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Sierra Pacific's ability to recover its costs. Sierra Pacific believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at both the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be written off to net income, returned to customers or re-established as AOCI. Total regulatory assets were $334 million and total regulatory liabilities were $497 million as of December 31, 2020. Refer to Sierra Pacific's Note 6 of Notes to Financial Statements in Item 8 of this Form 10-K for additional information regarding Sierra Pacific's regulatory assets and liabilities.

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2020, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

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

It is probable that Sierra Pacific will pass income tax benefits and expense related to the federal tax rate change from 35% to 21%, certain property-related basis differences and other various differences on to its customers. As of December 31, 2020, these amounts were recognized as a net regulatory liability of $249 million and will be included in regulated rates when the temporary differences reverse.

Revenue Recognition - Unbilled Revenue

Revenue is recognized as electricity or natural gas is delivered or services are provided. The determination of customer billings is based on a systematic reading of meters. At the end of each month, energy provided to customers since their last billing is estimated, and the corresponding unbilled revenue is recorded. Unbilled revenue was $59 million as of December 31, 2020. Factors that can impact the estimate of unbilled energy include, but are not limited to, seasonal weather patterns, total volumes supplied to the system, line losses, economic impacts and composition of sales among customer classes. Estimates are reversed in the following month when actual revenue is recorded.

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

As of December 31, 2020 and 2019, Sierra Pacific had short- and long-term variable-rate obligations totaling $45 million and $— million, respectively, that expose Sierra Pacific to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Sierra Pacific's annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2020 and 2019.

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

As of December 31, 2020, Sierra Pacific's aggregate credit exposure from energy related transactions were not material, based on settlement and mark-to-market exposures, net of collateral.

Item 8.        Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sierra Pacific Power Company ("Sierra Pacific") as of December 31, 2020 and 2019, the related statements of operations, changes in shareholder's equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Sierra Pacific as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Matters — Impact of Rate Regulation on the Financial Statements — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

Sierra Pacific is subject to rate regulation by a state public service commission as well as the Federal Energy Regulatory Commission (collectively the "Commissions"), which have jurisdiction with respect to the rates of electric and natural gas companies in the respective service territories where Sierra Pacific operates. Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economic effects of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets and liabilities; deferred income taxes; operating revenue; operations and maintenance expense; depreciation and amortization expense, and income tax expense.

Regulated rates are subject to regulatory rate-setting processes. Rates are determined, approved, and established based on a cost-of-service basis, which is designed to allow Sierra Pacific an opportunity to recover its prudently incurred costs of providing services and to earn a reasonable return on its invested capital. Regulatory decisions can have an impact on the recovery of costs, the rate of return earned on investment, and the timing and amount of assets to be recovered in rates. While Sierra Pacific Power Company has indicated it expects to recover costs from customers through regulated rates, there is a risk that the changes to the Commissions' approach to setting rates or other regulatory actions could limit Sierra Pacific's ability to recover its costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We evaluated Sierra Pacific's disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions' treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory asset and liability balances for completeness.
•For regulatory matters in process, we inspected Sierra Pacific's filings with the Commissions and the filings with the Commissions by intervenors that may impact Sierra Pacific's future rates, for any evidence that might contradict management's assertions.
•We inquired of management about property, plant, and equipment that may be abandoned. We inquired of management to identify projects that are designed to replace assets that may be retired prior to the end of the useful life. We inspected minutes of the board of directors and regulatory orders and other filings with the Commissions to identify any evidence that may contradict management's assertion regarding probability of an abandonment.

/s/    Deloitte & Touche LLP

Las Vegas, Nevada
February 26, 2021

We have served as Sierra Pacific's auditor since 1996.

SIERRA PACIFIC POWER COMPANY
BALANCE SHEETS
(Amounts in millions, except share data)

	As of December 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$19	$27
Trade receivables, net	97	109
Income taxes receivable	7	14
Inventories	77	57
Regulatory assets	67	12
Other current assets	38	20
Total current assets	305	239

Property, plant and equipment, net	3,164	3,075
Regulatory assets	267	283
Other assets	183	74

Total assets	$3,919	$3,671

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$108	$103
Accrued interest	14	14
Accrued property, income and other taxes	14	12
Short-term debt	45	—
Regulatory liabilities	34	49
Customer deposits	15	21
Other current liabilities	25	21
Total current liabilities	255	220

Long-term debt	1,164	1,135
Finance lease obligations	121	40
Regulatory liabilities	463	489
Deferred income taxes	374	347
Other long-term liabilities	131	120
Total liabilities	2,508	2,351

Commitments and contingencies (Note 13)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	301	210
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,411	1,320

Total liabilities and shareholder's equity	$3,919	$3,671

The accompanying notes are an integral part of the financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Operating revenue:
Regulated electric	$738	$770	$752
Regulated natural gas	116	119	103
Total operating revenue	854	889	855

Operating expenses:
Cost of fuel and energy	301	337	322
Cost of natural gas purchased for resale	62	62	49
Operations and maintenance	162	172	190
Depreciation and amortization	141	125	119
Property and other taxes	23	22	23
Total operating expenses	689	718	703

Operating income	165	171	152

Other income (expense):
Interest expense	(56)	(48)	(44)
Allowance for borrowed funds	2	1	1
Allowance for equity funds	4	3	4
Other, net	11	4	9
Total other income (expense)	(39)	(40)	(30)

Income before income tax expense	126	131	122
Income tax expense	15	28	30
Net income	$111	$103	$92

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
(Amounts in millions, except shares)

				Retained	Accumulated
			Other	Earnings	Other	Total
	Common Stock		Paid-in	(Accumulated	Comprehensive	Shareholder's
	Shares	Amount	Capital	Deficit)	Loss, Net	Equity
Balance, December 31, 2017	1,000	$—	$1,111	$62	$(1)	$1,172
Net income	—	—	—	92	—	92
Other equity transactions	—	—	—	(1)	1	—
Balance, December 31, 2018	1,000	—	1,111	153	—	1,264
Net income	—	—	—	103	—	103
Dividends declared	—	—	—	(46)	—	(46)
Other equity transactions	—	—	—	—	(1)	(1)
Balance, December 31, 2019	1,000	—	1,111	210	(1)	1,320
Net income	—	—	—	111	—	111
Dividends declared	—	—	—	(20)	—	(20)
Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities:
Net income	$111	$103	$92
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	141	125	119
Allowance for equity funds	(4)	(3)	(4)
Changes in regulatory assets and liabilities	(33)	25	42
Deferred income taxes and amortization of investment tax credits	12	9	7
Deferred energy	(17)	15	9
Amortization of deferred energy	(14)	(2)	(10)
Other, net	(2)	—	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	(81)	(6)	3
Inventories	(19)	(5)	(4)
Accrued property, income and other taxes	9	(16)	3
Accounts payable and other liabilities	87	(8)	18
Net cash flows from operating activities	190	237	275

Cash flows from investing activities:
Capital expenditures	(246)	(248)	(205)
Other, net	—	1	—
Net cash flows from investing activities	(246)	(247)	(205)

Cash flows from financing activities:
Proceeds from long-term debt	30	125	—
Repayments of long-term debt	—	(109)	—
Proceeds from short-term debt	45	—	—
Dividends paid	(20)	(46)	—
Other, net	(5)	(4)	(2)
Net cash flows from financing activities	50	(34)	(2)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(6)	(44)	68
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	32	76	8
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$26	$32	$76

The accompanying notes are an integral part of these financial statements.

SIERRA PACIFIC POWER COMPANY
NOTES TO FINANCIAL STATEMENTS

(1)    Organization and Operations

Sierra Pacific Power Company ("Sierra Pacific") is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company and its subsidiaries ("Nevada Power") and certain other subsidiaries. Sierra Pacific is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers and regulated retail natural gas customers primarily in northern Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

(2)    Summary of Significant Accounting Policies

Basis of Presentation

The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2020, 2019 and 2018.

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

Allowance for Credit Losses

Trade receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination and are stated at the outstanding principal amount, net of an estimated allowance for credit losses. The allowance for credit losses is based on Sierra Pacific's assessment of the collectability of amounts owed to Sierra Pacific by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. In measuring the allowance for credit losses for trade receivables, Sierra Pacific primarily utilizes credit loss history. However, Sierra Pacific may adjust the allowance for credit losses to reflect current conditions and reasonable and supportable forecasts that deviate from historical experience. Sierra Pacific also has the ability to assess deposits on customers who have delayed payments or who are deemed to be a credit risk. The changes in the balance of the allowance for credit losses, which is included in trade receivables, net on the Consolidated Balance Sheets, is summarized as follows for the years ended December 31, (in millions):

	2020	2019	2018
Beginning balance	$2	$2	$2
Charged to operating costs and expenses, net	2	1	1
Write-offs, net	(2)	(1)	(1)
Ending balance	$2	$2	$2

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
Inventories

Inventories consist mainly of materials and supplies totaling $67 million and $49 million as of December 31, 2020 and 2019, respectively, and fuel, which includes coal stock, stored natural gas and fuel oil, totaling $10 million and $8 million as of December 31, 2020 and 2019, respectively. The cost is determined using the average cost method. Materials are charged to inventory when purchased and are expensed or capitalized to construction work in process, as appropriate, when used. Fuel costs are recovered from retail customers through the base tariff energy rates and deferred energy accounting adjustment charges approved by the Public Utilities Commission of Nevada ("PUCN").

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

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, are capitalized as a component of property, plant and equipment, with offsetting credits to the Statements of Operations. The rate applied to construction costs is the lower of the PUCN allowed rate of return and rates computed based on guidelines set forth by the Federal Energy Regulatory Commission ("FERC"). After construction is completed, Sierra Pacific is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets. Sierra Pacific's AFUDC rate used during 2020 and 2019 was 6.75% and 6.65% for electric, respectively, 5.75% for natural gas and 6.65% and 6.55% for common facilities, respectively.

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

Impairment of Long-Lived Assets

Sierra Pacific evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Statements of Operations. As substantially all property, plant and equipment was used in regulated businesses as of December 31, 2020, the impacts of regulation are considered when evaluating the carrying value of regulated assets.

Leases

    Lessee

Sierra Pacific has non-cancelable operating leases primarily for transmission and delivery assets, generating facilities, vehicles and office equipment and finance leases consisting primarily of transmission assets, generating facilities and vehicles. These leases generally require Sierra Pacific to pay for insurance, taxes and maintenance applicable to the leased property. Given the capital intensive nature of the utility industry, it is common for a portion of lease costs to be capitalized when used during construction or maintenance of assets, in which the associated costs will be capitalized with the corresponding asset and depreciated over the remaining life of that asset. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Sierra Pacific does not include options in its lease calculations unless there is a triggering event indicating Sierra Pacific is reasonably certain to exercise the option. Sierra Pacific's accounting policy is to not recognize right-of-use assets and lease obligations for leases with contract terms of one year or less and not separate lease components from non-lease components and instead account for each separate lease component and the non-lease components associated with a lease as a single lease component. Leases will be evaluated for impairment in line with Accounting Standards Codification ("ASC") Topic 360, "Property, Plant and Equipment" when a triggering event has occurred that might affect the value and use of the assets being leased.

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

Sierra Pacific's operating and finance right-of-use assets are recorded in other assets and the operating and current finance lease liabilities are recorded in current and long-term other liabilities accordingly.

Income Taxes

Berkshire Hathaway includes Sierra Pacific in its consolidated United States federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for income taxes has been computed on a separate return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities that are associated with components of other comprehensive income ("OCI") are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities that are associated with certain property-related basis differences and other various differences that Sierra Pacific deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized. Investment tax credits are generally deferred and amortized over the estimated useful lives of the related properties.

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

Substantially all of Sierra Pacific's Customer Revenue is derived from tariff-based sales arrangements approved by various regulatory commissions. These tariff-based revenues are mainly comprised of energy, transmission, distribution and natural gas and have performance obligations to deliver energy products and services to customers which are satisfied over time as energy is delivered or services are provided. Other revenue consists primarily of revenue recognized in accordance with ASC 842, "Leases" and amounts not considered Customer Revenue within ASC 606, "Revenue from Contracts with Customers."

Revenue recognized is equal to what Sierra Pacific has the right to invoice as it corresponds directly with the value to the customer of Sierra Pacific's performance to date and includes billed and unbilled amounts. As of December 31, 2020 and 2019, trade receivables, net on the Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $59 million and $63 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued.

Unamortized Debt Premiums, Discounts and Issuance Costs

Premiums, discounts and financing costs incurred for the issuance of long-term debt are amortized over the term of the related financing on a straight-line basis.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2020	2019
Utility plant:
Electric generation	25 - 60 years	$1,130	$1,133
Electric transmission	50 - 100 years	908	840
Electric distribution	20 - 100 years	1,754	1,669
Electric general and intangible plant	5 - 70 years	189	178
Natural gas distribution	35 - 70 years	429	417
Natural gas general and intangible plant	5 - 70 years	15	14
Common general	5 - 70 years	355	338
Utility plant		4,780	4,589
Accumulated depreciation and amortization		(1,755)	(1,629)
Utility plant, net		3,025	2,960
Other non-regulated, net of accumulated depreciation and amortization	70 years	2	2
Plant, net		3,027	2,962
Construction work-in-progress		137	113
Property, plant and equipment, net		$3,164	$3,075

All of Sierra Pacific's plant is subject to the ratemaking jurisdiction of the PUCN and the FERC. Sierra Pacific's depreciation and amortization expense, as authorized by the PUCN, stated as a percentage of the depreciable property balances as of December 31, 2020, 2019 and 2018 was 3.2%, 3.1% and 3.1%, respectively. Sierra Pacific is required to file a utility plant depreciation study every six years as a companion filing with the triennial general rate review filings. The most recent study was filed in 2016.

Construction work-in-progress is primarily related to the construction of regulated assets.

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

The amounts shown in the table below represent Sierra Pacific's share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2020 (dollars in millions):

	Sierra			Construction
	Pacific's	Utility	Accumulated	Work-in-
	Share	Plant	Depreciation	Progress

Valmy Generating Station	50%	$390	$291	$1
ON Line Transmission Line	6	35	7	—
Valmy Transmission	50	4	2	—
Total		$429	$300	$1

(5)    Leases

The following table summarizes Sierra Pacific's leases recorded on the Balance Sheet as of December 31 (in millions):

	2020	2019
Right-of-use assets:
Operating leases	$16	$17
Finance leases	126	43
Total right-of-use assets	$142	$60

Lease liabilities:
Operating leases	$16	$17
Finance leases	130	45
Total lease liabilities	$146	$62

The following table summarizes Sierra Pacific's lease costs for the years ended December 31 (in millions):

	2020	2019

Variable	$78	$69
Operating	2	1
Finance:
Amortization	4	2
Interest	9	2
Total lease costs	$93	$74

Weighted-average remaining lease term (years):
Operating leases	27.2	26.3
Finance leases	27.8	20.9

Weighted-average discount rate:
Operating leases	5.0%	5.0%
Finance leases	8.1%	7.1%

The following table summarizes Sierra Pacific's supplemental cash flow information relating to leases as of December 31 (in millions):

	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$(2)	$(3)
Operating cash flows from finance leases	(6)	(3)
Financing cash flows from finance leases	(5)	(3)
Right-of-use assets obtained in exchange for lease liabilities:
Finance leases	$89	$5

Sierra Pacific has the following remaining lease commitments as of (in millions):

	December 31, 2020
	Operating	Finance	Total
2021	$2	$17	$19
2022	1	17	18
2023	1	17	18
2024	1	16	17
2025	1	16	17
Thereafter	25	170	195
Total undiscounted lease payments	31	253	284
Less - amounts representing interest	(15)	(123)	(138)
Lease liabilities	$16	$130	$146

Operating and Finance Lease Obligations

Sierra Pacific's operating and finance lease obligations consist mainly of ON Line and Truckee-Carson Irrigation District ("TCID"). ON Line was placed in-service on December 31, 2013. Sierra Pacific and Nevada Power, collectively the ("Nevada Utilities"), entered into a long-term transmission use agreement, in which the Nevada Utilities have a 25% interest and Great Basin Transmission South, LLC has a 75% interest. The Nevada Utilities' share of the long-term transmission use agreement and ownership interest is split at 75% for Nevada Power and 25% for Sierra Pacific, previously split 95% for Nevada Power and 5% for Sierra Pacific. In December 2019, the PUCN ordered the Nevada Utilities to complete the necessary procedures to change the ownership split to 75% for Nevada Power and 25% for Sierra Pacific, effective January 1, 2020. In August 2020, the FERC approved the amended agreement between the Nevada Utilities and Great Basin Transmission, LLC that reallocated the PUCN-approved ownership percentage change from Nevada Power to Sierra Pacific. The term of the lease is 41 years with the agreement ending December 31, 2054. In 1999, Sierra Pacific entered into a 50-year agreement with TCID to lease electric distribution facilities. Total finance lease obligations of $122 million and $35 million were included on the Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively, for these leases. See Note 2 for further discussion of Sierra Pacific's remaining lease obligations.

(6)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future rates. Sierra Pacific's regulatory assets reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Employee benefit plans(1)	8 years	$81	$107
Merger costs from 1999 merger	26 years	68	71
Natural disaster protection plan	1 year	45	8
Deferred operating costs	11 years	27	23
Abandoned projects	6 years	22	24
Deferred energy costs	1 year	22	4
Losses on reacquired debt	15 years	15	17
Other	Various	54	41
Total regulatory assets		$334	$295

Reflected as:
Current assets		$67	$12
Noncurrent assets		267	283
Total regulatory assets		$334	$295

(1)Represents amounts not yet recognized as a component of net periodic benefit cost that are expected to be included in regulated rates when recognized.

Sierra Pacific had regulatory assets not earning a return on investment of $149 million and $168 million as of December 31, 2020 and 2019, respectively. The regulatory assets not earning a return on investment primarily consist of merger costs from the 1999 merger, a portion of the employee benefit plans, losses on reacquired debt, AROs and legacy meters.

Regulatory Liabilities

Regulatory liabilities represent amounts that are expected to be returned to customers in future periods. Sierra Pacific's regulatory liabilities reflected on the Balance Sheets consist of the following as of December 31 (in millions):

	Weighted
	Average
	Remaining Life	2020	2019

Deferred income taxes(1)	Various	$249	$263
Cost of removal(2)	37 years	197	217
Other	Various	51	58
Total regulatory liabilities		$497	$538

Reflected as:
Current liabilities		$34	$49
Noncurrent liabilities		463	489
Total regulatory liabilities		$497	$538

(1)Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to accelerated tax depreciation and certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

(2)Amounts represent estimated costs, as accrued through depreciation rates and exclusive of ARO liabilities, of removing regulated property, plant and equipment in accordance with accepted regulatory practices.

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

Regulatory Rate Review

In June 2019, Sierra Pacific filed an electric regulatory rate review with the PUCN. The filing supported an annual revenue increase of $5 million but requested an annual revenue reduction of $5 million. In September 2019, Sierra Pacific filed an all-party settlement for the electric regulatory rate review. The settlement resolves all cost of capital and revenue requirement issues and provides for an annual revenue reduction of $5 million and requires Sierra Pacific to share 50% of regulatory earnings above 9.7% with its customers. The rate design portion of the regulatory rate review was not a part of the settlement and a hearing on rate design was held in November 2019. In December 2019, the PUCN issued an order approving the stipulation but made some adjustments to the methodology for the weather normalization component of historical sales in rates, which resulted in an annual revenue reduction of $3 million. The new rates were effective January 1, 2020. In January 2020, Sierra Pacific filed a petition for rehearing challenging the PUCN's adjustments to the weather normalization methodology. In February 2020, the PUCN issued an order granting the petition for rehearing. In April 2020, the PUCN issued a final order approving a weather normalization methodology that changed the additional annual revenue reduction from $3 million to $2 million with an effective date of January 1, 2020. Customers billed under rates using the initial revenue reduction were issued credits in the fourth quarter of 2020.

Natural Disaster Protection Plan

In May 2019, Senate Bill 329 ("SB 329"), Natural Disaster Mitigation Measures, was signed into law, which requires Sierra Pacific to submit a natural disaster protection plan to the PUCN. The PUCN adopted natural disaster protection plan regulations in January 2020, that required Sierra Pacific to file their natural disaster protection plan for approval on or before March 1 of every third year. The regulations also require annual updates to be filed on or before September 1 of the second and third years of the plan. The plan must include procedures, protocols and other certain information as it relates to the efforts of Sierra Pacific to prevent or respond to a fire or other natural disaster. The expenditures incurred by Sierra Pacific in developing and implementing the natural disaster protection plan are required to be held in a regulatory asset account, with Sierra Pacific filing an application for recovery on or before March 1 of each year. Sierra Pacific submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. In June 2020, a hearing was held and an order was issued in August 2020 that granted the joint application, made adjustments to the budget and approved the 2019 costs for recovery starting in October 2020. In October 2020, a modified final order was issued after Sierra Pacific and the Bureau of Consumer Protection filed for reconsideration. Intervenors have filed a petition for judicial review with the District Court in November 2020. In December 2020, the PUCN issued a second modified final order approving the natural disaster protection plan, as modified, and reopened its investigation and rulemaking on SB 329 to address rate design issues raised by intervenors. The comment period for the reopened investigation and rulemaking ended in early February 2021 and the matter is ongoing.

2017 Tax Reform

In February 2018, Sierra Pacific made filings with the PUCN proposing a tax rate reduction rider for the lower annual income tax expense anticipated to result from 2017 Tax Reform for 2018 and beyond. In March 2018, the PUCN issued an order approving the rate reduction proposed by Sierra Pacific. The new rates were effective April 1, 2018. The order extended the procedural schedule to allow parties additional discovery relevant to 2017 Tax Reform and a hearing was held in July 2018. In September 2018, the PUCN issued an order directing Sierra Pacific to record the amortization of any excess protected accumulated deferred income tax arising from the 2017 Tax Reform as a regulatory liability effective January 1, 2018. Subsequently, Sierra Pacific filed a petition for reconsideration relating to the amortization of protected excess accumulated deferred income tax balances resulting from the 2017 Tax Reform. In November 2018, the PUCN issued an order granting reconsideration and reaffirming the September 2018 order. In December 2018, Sierra Pacific filed a petition for judicial review with the district court. The district court issued an order in March 2020 denying the petition and affirming the PUCN's order. In May 2020, Sierra Pacific filed a notice of appeal to the Nevada Supreme Court of the district court's order. Sierra Pacific agreed to withdraw the notice of appeal as a part of the Nevada Power electric regulatory rate review settlement. In December 2020, the PUCN issued a final order accepting the settlement. In January 2021, Sierra Pacific filed their withdrawal and the matter was dismissed by the court.

Energy Efficiency Program Rates ("EEPR") and Energy Efficiency Implementation Rates ("EEIR")

EEPR was established to allow Sierra Pacific to recover the costs of implementing energy efficiency programs and EEIR was established to offset the negative impacts on revenue associated with the successful implementation of energy efficiency programs. These rates change once a year in the utility's annual DEAA application based on energy efficiency program budgets prepared by Sierra Pacific. When Sierra Pacific's regulatory earned rate of return for a calendar year exceeds the regulatory rate of return used to set base tariff general rates, it is obligated to refund energy efficiency implementation revenue previously collected for that year. In February 2020, Sierra Pacific filed an application to reset the EEIR and EEPR and to refund the EEIR revenue received in 2019, including carrying charges. In August 2020, the PUCN issued an order accepting a stipulation requiring Sierra Pacific to refund the 2019 revenue and reset the rates as filed effective October 1, 2020.The EEIR liability for Sierra Pacific is $2 million, which is included in current regulatory liabilities on the Balance Sheets as of December 31, 2020 and 2019.

(7)    Short-term Debt and Credit Facilities

The following table summarizes Sierra Pacific's availability under its credit facilities as of December 31 (in millions):

	2020	2019
Credit facilities	$250	$250
Short-term debt	(45)	—
Net credit facilities	$205	$250

Sierra Pacific has a $250 million secured credit facility expiring in June 2022 The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at Sierra Pacific's option, plus a spread that varies based on Sierra Pacific's credit ratings for its senior secured long‑term debt securities. As of December 31, 2020 and 2019, Sierra Pacific had borrowings of $45 million and $— million, respectively, outstanding under the credit facility. As of December 31, 2020, the weighted average interest rate on borrowings outstanding was 0.90%. Amounts due under Sierra Pacific's credit facility are collateralized by Sierra Pacific's general and refunding mortgage bonds. The credit facility requires Sierra Pacific's ratio of debt, including current maturities, to total capitalization not exceed 0.65 to 1.0 as of the last day of each quarter.

(8)    Long-term Debt

Sierra Pacific's long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars in millions):

	Par Value	2020	2019
General and refunding mortgage securities:
3.375% Series T, due 2023	$250	$249	$249
2.600% Series U, due 2026	400	396	396
6.750% Series P, due 2037	252	255	255
Tax-exempt refunding revenue bond obligations:
Fixed-rate series:
1.850% Pollution Control Series 2016B, due 2029 (1)	30	29	29
3.000% Gas and Water Series 2016B, due 2036 (2)	60	61	62
0.625% Water Facilities Series 2016C, due 2036 (3)	30	30	—
2.050% Water Facilities Series 2016D, due 2036 (1) (4)	25	25	25
2.050% Water Facilities Series 2016E, due 2036 (1) (4)	25	25	25
2.050% Water Facilities Series 2016F, due 2036 (1)	75	74	74
1.850% Water Facilities Series 2016G, due 2036 (1)	20	20	20
Total long-term debt	$1,167	$1,164	$1,135

Reflected as -
Long-term debt		$1,164	$1,135

(1)Subject to mandatory purchase by Sierra Pacific in April 2022 at which date the interest rate may be adjusted.
(2)Subject to mandatory purchase by Sierra Pacific in June 2022 at which date the interest rate may be adjusted.
(3)Bond was purchased by Sierra Pacific during 2019 and re-offered at a fixed rate in September 2020 for a two-year term subject to mandatory purchase by Sierra Pacific in April 2022.
(4)Bonds were purchased by Sierra Pacific during 2019 and re-offered at a fixed interest rate.

Annual Payment on Long-Term Debt

The annual repayments of long-term debt for the years beginning January 1, 2021 and thereafter, are as follows (in millions):

2023	$250
2026 and thereafter	917
Total	1,167
Unamortized premium, discount and debt issuance cost	(3)
Total	$1,164

The issuance of General and Refunding Mortgage Securities by Sierra Pacific is subject to PUCN approval and is limited by available property and other provisions of the mortgage indentures. As of December 31, 2020, approximately $4.3 billion (based on original cost) of Sierra Pacific's property was subject to the liens of the mortgages.

(9)    Income Taxes

Income tax expense (benefit) consists of the following for the years ended December 31 (in millions):

	2020	2019	2018

Current – Federal	$3	$19	$23
Deferred – Federal	12	10	7
Uncertain tax positions	—	—	1
Investment tax credits	—	(1)	(1)
Total income tax expense	$15	$28	$30

A reconciliation of the federal statutory income rate to the effective income tax rate applicable to income before income tax expense is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
Effects of ratemaking	(9)	—	—
Non-deductible expenses	—	—	4
Effective income tax rate	12%	21%	25%

The net deferred income tax liability consists of the following as of December 31 (in millions):

	2020	2019
Deferred income tax assets:
Regulatory liabilities	$67	$70
Employee benefit plans	2	6
Operating and finance leases	30	13
Customer advances	10	9
Other	8	6
Total deferred income tax assets	117	104

Deferred income tax liabilities:
Property related items	(380)	(370)
Regulatory assets	(74)	(62)
Operating and finance leases	(30)	(13)
Other	(7)	(6)
Total deferred income tax liabilities	(491)	(451)
Net deferred income tax liability	$(374)	$(347)

The United States Internal Revenue Service has closed its examination of NV Energy's consolidated income tax returns through December 31, 2008, and effectively settled its examination of Sierra Pacific's income tax return for the short year ended December 31, 2013, and the statute of limitations has expired for NV Energy's consolidated income tax returns through the short year ended December 19, 2013. The closure or effective settlement of examinations, or the expiration of the statute of limitations may not preclude the Internal Revenue Service from adjusting the federal net operating loss carryforward utilized in a year for which the examination is not closed.

(10)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific did not make any contributions to the Qualified Pension Plan for the years ended December 31, 2020 and 2019. Sierra Pacific contributed $6 million to the Qualified Pension Plan for the year ended December 31, 2018. Sierra Pacific contributed $1 million to the Non-Qualified Pension Plans for the years ended December 31, 2020, 2019 and 2018. Sierra Pacific did not make any contributions to the Other Post Retirement Plans for the years ended December 31, 2020 and 2019. Sierra Pacific contributed $6 million to the Other Postretirement Plans for the year ended December 31, 2018. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Balance Sheets and consist of the following as of December 31 (in millions):

	2020	2019
Qualified Pension Plan:
Other non-current assets	$26	$—
Other long-term liabilities	—	(4)

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans -
Other long-term liabilities	(13)	(7)

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

Sierra Pacific does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on certain generation, transmission, distribution and other assets cannot currently be estimated, and no amounts are recognized on the Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. These accruals totaled $197 million and $217 million as of December 31, 2020 and 2019, respectively.

The following table presents Sierra Pacific's ARO liabilities by asset type as of December 31 (in millions):

	2020	2019

Asbestos	$5	$5
Evaporative ponds and dry ash landfills	3	2
Other	3	3
Total asset retirement obligations	$11	$10

The following table reconciles the beginning and ending balances of Sierra Pacific's ARO liabilities for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$10	$10
Accretion	1	—
Ending balance	$11	$10

Reflected as -
Other long-term liabilities	$11	$10

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

(12)    Fair Value Measurements

The carrying value of Sierra Pacific's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Sierra Pacific has various financial assets and liabilities that are measured at fair value on the Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Sierra Pacific has the ability to access at the measurement date.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 - Unobservable inputs reflect Sierra Pacific's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. Sierra Pacific develops these inputs based on the best information available, including its own data.

The following table presents Sierra Pacific's assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$—	$9	$9
Money market mutual funds(1)	17	—	—	17
Investment funds				$—
	$17	$—	$9	$26

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

As of December 31, 2019:
Assets - money market mutual funds(1)	$25	$—	$—	$25

Liabilities - commodity derivatives	$—	$—	$(1)	$(1)

(1)Amounts are included in cash and cash equivalents on the Balance Sheets. The fair value of these money market mutual funds approximates cost.

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

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,164	$1,358	$1,135	$1,258

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

Commitments

Sierra Pacific has the following firm commitments that are not reflected on the Balance Sheet. Minimum payments as of December 31, 2020 are as follows (in millions):

						2026 and
	2021	2022	2023	2024	2025	Thereafter	Total
Contract type:
Fuel, capacity and transmission contract commitments	$327	$186	$98	$95	$96	$940	$1,742
Fuel and capacity contract commitments (not commercially operable)	6	35	36	36	36	637	786
Easements	2	2	2	2	2	30	40
Maintenance, service and other contracts	9	7	2	1	1	—	20
Total commitments	$344	$230	$138	$134	$135	$1,607	$2,588

    Fuel and Capacity Contract Commitments

        Purchased Power

Sierra Pacific has several contracts for long-term purchase of electric energy which have been approved by the PUCN. The expiration of these contracts range from 2022 to 2045. Purchased power includes estimated payments for contracts which meet the definition of a lease and payments are based on the amount of energy expected to be generated. See Note 5 for further discussion of Sierra Pacific's lease commitments.

        Coal and Natural Gas

Sierra Pacific has a long-term contract for the transport of coal that expires in 2021. Additionally, gas transportation contracts expire from 2022 to 2046 and the gas supply contracts expire from 2021 to 2022.

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

    Easements

Sierra Pacific has non-cancelable easements for land. Operating and maintenance expense on non-cancelable easements totaled $2 million for the years-ended December 31, 2020, 2019 and 2018.

    Maintenance, Service and Other Contracts

Sierra Pacific has long-term service agreements for the performance of maintenance on generation units. Obligation amounts are based on estimated usage. The estimated expiration of these service agreements range from 2023 to 2025.

(14)    Revenues from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 17, for the years ended December 31 (in millions):

	2020			2019			2018
	Electric	Natural Gas	Total	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$273	$76	$349	$268	$76	$344	$267	$67	$334
Commercial	233	29	262	245	30	275	246	25	271
Industrial	170	9	179	186	10	196	177	8	185
Other	5	—	5	6	1	7	6	1	7
Total fully bundled	681	114	795	705	117	822	696	101	797
Distribution only service	4	—	4	4	—	4	4	—	4
Total retail	685	114	799	709	117	826	700	101	801
Wholesale, transmission and other	50	—	50	57	—	57	48	—	48
Total Customer Revenue	735	114	849	766	117	883	748	101	849
Other revenue	3	2	5	4	2	6	4	2	6
Total revenue	$738	$116	$854	$770	$119	$889	$752	$103	$855

(15)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, consist of funds restricted by the PUCN for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$19	$27
Restricted cash and cash equivalents included in other current assets	7	5
Total cash and cash equivalents and restricted cash and cash equivalents	$26	$32

The summary of supplemental cash flow disclosures as of and for the years ended December 31 is as follows (in millions):

	2020	2019	2018

Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$42	$41	$41
Income taxes paid	$2	$37	$19

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$17	$18	$15

(16)    Related Party Transactions

Sierra Pacific has an intercompany administrative services agreement with BHE and its subsidiaries. Amounts charged to Sierra Pacific under this agreement totaled $1 million for the years ended December 31, 2020, 2019 and 2018.

Sierra Pacific provided electricity to Nevada Power of $34 million, $25 million and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively. Receivables associated with these transactions were $1 million as of December 31, 2020 and 2019. Sierra Pacific purchased electricity from Nevada Power of $106 million, $84 million and $91 million for the years ended December 31, 2020, 2019 and 2018, respectively. Payables associated with these transactions were $13 million and $5 million as of December 31, 2020 and 2019, respectively.

Sierra Pacific incurs intercompany administrative and shared facility costs with NV Energy and Nevada Power. These transactions are governed by an intercompany service agreement and are priced at cost. NV Energy provided services to Sierra Pacific of $5 million, $4 million and $4 million for the years ending December 31, 2020, 2019 and 2018, respectively. Sierra Pacific provided services to Nevada Power of $15 million, $14 million, and $15 million for the years ended December 31, 2020, 2019 and 2018, respectively. Nevada Power provided services to Sierra Pacific of $26 million, $26 million, and $28 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, Sierra Pacific's Balance Sheets included amounts due to NV Energy of $17 million and $15 million, respectively. There were no receivables due from NV Energy as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, Sierra Pacific's Balance Sheets included payables due to Nevada Power of $2 million and $3 million, respectively. There were no receivables due from Nevada Power as of December 31, 2020 and 2019.

Sierra Pacific is party to a tax-sharing agreement with NV Energy and NV Energy is part of the Berkshire Hathaway consolidated United States federal income tax return. As of December 31, 2020 and 2019 federal income taxes receivable from NV Energy were $7 million and $14 million, respectively. Sierra Pacific made cash payments of $2 million, $37 million, and $19 million for federal income taxes for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Years Ended December 31,
	2020	2019	2018
Operating revenue:
Regulated electric	$738	$770	$752
Regulated natural gas	116	119	103
Total operating revenue	$854	$889	$855

Operating income:
Regulated electric	$147	$150	$136
Regulated natural gas	18	21	16
Total operating income	165	171	152
Interest expense	(56)	(48)	(44)
Allowance for borrowed funds	2	1	1
Allowance for equity funds	4	3	4
Other, net	11	4	9
Income before income tax expense	$126	$131	$122

	As of December 31,
	2020	2019	2018
Assets
Regulated electric	$3,540	$3,319	$3,177
Regulated natural gas	342	308	314
Regulated common assets(1)	37	44	78
Total assets	$3,919	$3,671	$3,569

(1)    Consists principally of cash and cash equivalents not included in either the regulated electric or regulated natural gas segments.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

Item 6.    Selected Financial Data

Information required by Item 6 is omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of Eastern Energy Gas during the periods included herein. This discussion should be read in conjunction with Eastern Energy Gas' historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Eastern Energy Gas' actual results in the future could differ significantly from the historical results.

Results of Operations

Overview

Net income attributable to Eastern Energy Gas for the year ended December 31, 2020 was $109 million, a decrease of $612 million, or 85%, compared to 2019, primarily due to a charge associated with the probable abandonment of a project previously intended for EGTS to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline project ("Supply Header Project") of $463 million, a charge for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction of $141 million, the absence of interest income from Cove Point's notes receivable from DEI of $82 million, a charge for disallowance of capitalized AFUDC due to the resolution of EGTS' 2015 FERC audit of $43 million and an increase in net income attributable to noncontrolling interests due to DEI's 50% interest in Cove Point effective with the GT&S Transaction of $39 million. These decreases are partially offset by the absence of interest expense of $100 million from Cove Point's term loan borrowings and income tax benefit of $24 million in 2020 versus income tax expense of $101 million in 2019, primarily due to lower pre-tax income.

Net income attributable to Eastern Energy Gas for the year ended December 31, 2019 was $721 million, an increase of $240 million, or 50%, compared to 2018, primarily due to the absence of a charge for disallowance of FERC-regulated plant, the commercial operations of the Liquefaction Facility for the entire year, the absence of a write-off associated with a project to provide 150,000 Dths per day of transportation service to help meet demand for natural gas for Washington Gas Light Company ("Eastern Market Access Project") and the absence of an impairment charge on certain gathering and processing assets included in discontinued operations. These increases were partially offset by the absence of gains related to agreements to convey shale development rights under natural gas storage fields and a charge related to a voluntary retirement program.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Operating revenue decreased $79 million, or 4%, for 2020 compared to 2019 primarily due to:
•$55 million decrease in services performed for Atlantic Coast Pipeline, which is offset in operations and maintenance expense;
•$45 million from the absence of Questar Pipeline Group operations from the date of the GT&S Transaction;
•$18 million from the absence of EGTS contract changes; and
•$14 million decrease in services provided to affiliates.

The decrease in operating revenue was offset by:
•$35 million increase in regulated gas sales primarily due to increased volumes; and
•$23 million from the absence of credits associated with the start-up phase of the Liquefaction Facility.

Cost of (excess) gas increased $15 million, or 167% for 2020 compared to 2019 primarily due to an increase in volumes sold.

Operations and maintenance increased $394 million, or 53%, for 2020 compared to 2019 primarily due to a charge associated with the probable abandonment of the Supply Header Project of $463 million, a charge for disallowance of capitalized AFUDC due to the resolution of EGTS' 2015 FERC audit of $43 million and the write-off of certain items in connection with the GT&S Transaction of $17 million, partially offset by a decrease in services performed for Atlantic Coast Pipeline of $55 million, the absence of a charge related to a voluntary retirement program of $39 million, a decrease in services provided by affiliates of $16 million, the absence of a charge related to the abandonment of the Sweden Valley project of $13 million and the absence of Questar Pipeline Group operations from the date of the GT&S Transaction of $7 million.

Depreciation and amortization decreased $1 million for 2020 compared to 2019 primarily due to the absence of Questar Pipeline Group from the date of the GT&S Transaction of $8 million, partially offset by higher plant placed in service of $7 million.

Property and other taxes decreased $1 million, or 1%, for 2020 compared to 2019 primarily due to the absence of Questar Pipeline Group operations from the date of the GT&S Transaction.

Other income (expense) is unfavorable $(66) million, or 46%, for 2020 compared to 2019 primarily due to a charge for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction of $141 million, the absence of interest income from Cove Point's notes receivable from DEI of $82 million and interest expense on Eastern Energy Gas' November 2019 senior note issuance of $23 million, partially offset by the absence of interest expense of $100 million from Cove Point's term loan borrowings, the absence of interest expense from intercompany borrowings as a result of the Dominion Energy Gas Restructuring of $38 million and interest income from DEI of $27 million and the East Ohio Gas Company of $20 million.

Income tax (benefit) expense decreased $125 million for 2020 compared to 2019. The effective tax rate was (12)% in 2020 and 13% in 2019. The effective tax rate decreased primarily due to the impact of lower pre-tax income of $552 million driven by charges associated with the Supply Header Project, partially offset by the effects of the changes in tax status in connection with the Dominion Energy Gas Restructuring of $24 million.

Net income attributable to noncontrolling interests increased $43 million, or 36% for 2020 compared to 2019, primarily due to DEI's 50% interest in Cove Point effective with the GT&S Transaction.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Operating revenue increased $173 million, or 9%, for 2019 compared to 2018 primarily due to:
•$257 million increase from the Liquefaction Facility, including terminalling services provided to ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD. and GAIL Global (USA) LNG, LLC (the "Export Customers") of $190 million, a decrease in credits associated with the start-up phase of $44 million and regulated gas transportation contracts to serve the Export Customers of $23 million; and
•$18 million increase from EGTS contract changes.

The increase in operating revenue was offset by:
•$99 million decrease in services performed for Atlantic Coast Pipeline, which is offset in operations and maintenance expense; and
•$16 million decrease in regulated gas sales primarily due to decreased volumes.

Cost of (excess) gas increased $15 million for 2019 compared to 2018 primarily due to an increase in purchased gas largely due to unfavorable prices of $56 million, partially offset by decreased volumes of $38 million.

Operations and maintenance decreased $26 million, or 3%, for 2019 compared to 2018 primarily due to:
•The absence of a charge for disallowance of FERC-regulated plant of $127 million;
•$99 million decrease in services performed for Atlantic Coast Pipeline; and
•The absence of a write-off associated with the Eastern Market Access Project of $37 million.

The decrease in operations and maintenance was offset by:
•The absence of gains related to agreements to convey shale development rights under natural gas storage fields of $115 million;
•$45 million increase in operating expenses from the commercial operations of the Liquefaction Facility and costs associated with regulated gas transportation contracts to serve the Export Customers;
•$39 million charge related to a voluntary retirement program;
•The abandonment of the Sweden Valley project of $13 million; and
•$10 million increase in salaries, wages and benefits and general administrative expenses.

Depreciation and amortization increased $34 million, or 10%, for 2019 compared to 2018 primarily due to higher plant placed in service, including the Liquefaction Facility.

Property and other taxes increased $33 million, or 31%, for 2019 compared to 2018 primarily due to property taxes associated with the Liquefaction Facility.

Other income (expense) is unfavorable $60 million, or 71%, for 2019 compared to 2018 primarily due to Cove Point's term loan borrowing of $78 million, the absence of capitalization of interest expense associated with the Liquefaction Facility upon completion of construction of $46 million and higher interest expense due to increased affiliate borrowings of $10 million, partially offset by interest income from Cove Point's promissory notes receivable from DEI issued in 2018 of $61 million.

Income tax expense decreased $23 million, or 19%, for 2019 compared to 2018. The effective tax rate was 13% in 2019 and 18% in 2018. The effective tax rate decreased primarily due to the impacts of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring of $48 million, partially offset by reductions in noncontrolling interest of $9 million and the absence of a state legislative change of $15 million.

Net income attributable to noncontrolling interests decreased $54 million, or 31%, for 2019 compared to 2018 primarily due to the acquisition of the public interest in Northeast Midstream Partners, LP (formerly known as Dominion Energy Midstream Partners, LP) in 2019.

Liquidity and Capital Resources

As of December 31, 2020, Eastern Energy Gas' total net liquidity was $426 million as follows (in millions):

Cash and cash equivalents	$35

Intercompany credit agreement(1)	400
Less:
Note payable to affiliate	9
Net intercompany credit agreement	391

Total net liquidity	$426

Intercompany credit agreement:
Maturity date	2021

(1)Refer to Note 22 of Notes to Financial Statements in Item 8 of this Form 10-K for further discussion regarding Eastern Energy Gas' intercompany credit agreement.
Operating Activities

Net cash flows from operating activities for the years ended December 31, 2020 and 2019 were $1.3 billion and $1.1 billion, respectively. The change was primarily due to changes in working capital offset by the settlement of interest rate swaps.

Net cash flows from operating activities for the years ended December 31, 2019 and 2018 were $1.1 billion and $1.2 billion, respectively. The change was primarily due to changes in working capital.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the years ended December 31, 2020 and 2019 were $3.1 billion and $1.2 billion, respectively. The change was primarily due to the absence of loans to affiliates of $1.9 billion and lower capital expenditures of $330 million, partially offset by lower repayments of loans by affiliates of $326 million.

Net cash flows from investing activities for the years ended December 31, 2019 and 2018 were $1.2 billion and $(4.0) billion, respectively. The change was primarily due to repayments of loans by affiliates of $3.7 billion, the decrease in loans to affiliates of $1.1 billion and lower capital expenditures of $405 million.

Financing Activities

Net cash flows from financing activities for the year ended December 31, 2020 were $(4.3) billion. Sources of cash totaled $1.2 billion and consisted of proceeds from equity contributions, that included a contribution from its indirect parent BHE to Eastern Energy Gas to repay its $700 million of debt. Uses of cash totaled $5.5 billion and consisted mainly of distributions of $4.5 billion, repayments of long-term debt of $700 million and net repayments of affiliated current borrowings of $251 million as required by the GT&S Transaction.

Net cash flows from financing activities for the year ended December 31, 2019 were $(2.4) billion. Sources of cash totaled $5.3 billion and consisted mainly of proceeds from equity contributions of $3.4 billion and proceeds from long-term debt issuances of $1.9 billion. Uses of cash totaled $7.7 billion and consisted mainly of repayments of long-term debt of $4.1 billion, net repayments of affiliated current borrowings of $2.8 billion and distributions of $636 million.

Net cash flows from financing activities for the year ended December 31, 2018 were $3.0 billion. Sources of cash totaled $4.2 billion and consisted mainly of proceeds from long-term debt issuances of $3.8 billion and net issuances of affiliated current borrowings of $291 million. Uses of cash totaled $1.2 billion and consisted mainly of repayments of short-term debt of $619 million, distributions of $296 million and repayments of long-term debt of $251 million.

Short-term Debt

As of December 31, 2020, Eastern Energy Gas had $9 million of an outstanding note payable to an affiliate at a weighted average interest rate of 0.55%. As of December 31, 2019, Eastern Energy Gas had $62 million of commercial paper outstanding at a weighted average interest rate of 1.98%, $251 million of borrowings under an intercompany revolving credit agreement at a weighted average interest rate of 2.02% and DCP had $9 million of borrowing with Dominion Energy Services, Inc. with a weighted-average interest rate of 3.85%. For further discussion, refer to Note 9 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Long-term Debt

Eastern Energy Gas made repayments on long-term debt totaling $700 million and $4.1 billion during the years ended December 31, 2020 and 2019, respectively.

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

Historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, for the years ending December 31 are as follows (in millions):

	Historical			Forecast
	2018(1)	2019(1)	2020	2021	2022	2023
Natural gas transmission and storage	$314	$105	$112	$44	$93	$135
Other	437	289	262	417	310	292
Total	$751	$394	$374	$461	$403	$427

(1)Excludes capital expenditures related to entities disposed of in connection with the Dominion Energy Gas Restructuring. Refer to Note 3 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion.

Eastern Energy Gas' natural gas transmission and storage capital expenditures primarily include growth capital expenditures related to planned regulated projects. Eastern Energy Gas' other capital expenditures consist primarily of non-regulated and routine capital expenditures for natural gas transmission, storage and liquefied natural gas terminalling infrastructure needed to serve existing and expected demand.

Contractual Obligations

Eastern Energy Gas has contractual cash obligations that may affect its financial condition. The following table summarizes Eastern Energy Gas' material contractual cash obligations as of December 31, 2020 (in millions):

	Payments Due by Periods
		2022-	2024-	2026 and
	2021	2023	2025	After	Total
Long-term debt	$500	$650	$1,050	$2,255	$4,455
Interest payments on long-term debt(1)	148	275	205	1,176	1,804
Operating and finance lease liabilities	6	10	4	15	35
Interest payments on operating and finance lease liabilities(1)	3	2	2	3	10
Natural gas supply and transportation(1)	41	82	41	—	164
Other(1)	3	8	2	6	19
Total contractual cash obligations	$701	$1,027	$1,304	$3,455	$6,487

(1)Not reflected on the Consolidated Balance Sheets.

Eastern Energy Gas has other types of commitments that relate to construction and other development costs (Liquidity and Capital Resources included within this Item 7 and Note 9), uncertain tax positions (Note 11) and AROs (Note 13), which have not been included in the above table because the amount and timing of the cash payments are not certain. Refer, where applicable, to the respective referenced note in Notes to Consolidated Financial Statements in Item 8 of this Form 10‑K for additional information.

Regulatory Matters

Eastern Energy Gas is subject to comprehensive regulation. Refer to the discussion contained in Item 1 of this Form 10-K for further information regarding Eastern Energy Gas' general regulatory framework and current regulatory matters.

Environmental Laws and Regulations

Eastern Energy Gas is subject to federal, state and local laws and regulations regarding climate change, air and water quality, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. In addition to imposing continuing compliance obligations and capital expenditure requirements, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. Eastern Energy Gas believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. Refer to "Environmental Laws and Regulations" in Item 1 of this Form 10-K for further discussion regarding environmental laws and regulations.

Collateral and Contingent Features

Debt of Eastern Energy Gas is rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of Eastern Energy Gas' ability to, in general, meet the obligations of its issued debt. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time.

Eastern Energy Gas has no credit rating downgrade triggers that would accelerate the maturity dates of outstanding debt, and a change in ratings is not an event of default under the applicable debt instruments.

Off-Balance Sheet Arrangements

Eastern Energy Gas has certain investments that are accounted for under the equity method in accordance with GAAP. Accordingly, an amount is recorded on Eastern Energy Gas' Consolidated Balance Sheets as an equity investment and is increased or decreased for Eastern Energy Gas' pro-rata share of earnings or losses, respectively, less any dividends from such investments.

As of December 31, 2020, Eastern Energy Gas' investments that are accounted for under the equity method had short- and long-term debt of $314 million and an unused revolving credit facility of $10 million. As of December 31, 2020, Eastern Energy Gas' pro-rata share of such short- and long-term debt was $157 million and unused revolving credit facility was $5 million. The entire amount of Eastern Energy Gas' pro-rata share of the outstanding short- and long-term debt and unused revolving credit facility is non-recourse to Eastern Energy Gas. Although Eastern Energy Gas is generally not required to support debt service obligations of its equity investees, default with respect to this non-recourse short- and long-term debt could result in a loss of invested equity.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. The following critical accounting estimates are impacted significantly by Eastern Energy Gas' methods, judgments and assumptions used in the preparation of the Consolidated Financial Statements and should be read in conjunction with Eastern Energy Gas' Summary of Significant Accounting Policies included in Eastern Energy Gas' Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Accounting for the Effects of Certain Types of Regulation

Eastern Energy Gas prepares its Consolidated Financial Statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, Eastern Energy Gas defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

Eastern Energy Gas continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Eastern Energy Gas' ability to recover its costs. Eastern Energy Gas believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as AOCI. Total regulatory assets were $82 million and total regulatory liabilities were $709 million as of December 31, 2020. Refer to Eastern Energy Gas' Note 7 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Eastern Energy Gas' regulatory assets and liabilities.

Impairment of Goodwill and Long-Lived Assets

Eastern Energy Gas' Consolidated Balance Sheet as of December 31, 2020 includes goodwill of acquired businesses of $1.3 billion. Eastern Energy Gas evaluates goodwill for impairment at least annually. Prior to the GT&S Transaction, Eastern Energy Gas evaluated goodwill for impairment as of April 1. As a result of the GT&S Transaction, Eastern Energy Gas will complete its annual reviews as of October 31 to align with BHE's policy. Eastern Energy Gas completed its evaluation of goodwill for impairment April 1 and October 31, 2020. Additionally, no indicators of impairment were identified as of December 31, 2020. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. Eastern Energy Gas uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. Estimated future cash flows are impacted by, among other factors, growth rates, changes in regulations and rates, ability to renew contracts and estimates of future commodity prices. In estimating future cash flows, Eastern Energy Gas incorporates current market information, as well as historical factors. Refer to Note 3 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Eastern Energy Gas' goodwill.

Eastern Energy Gas evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets.

The estimate of cash flows arising from the future use of the asset that are used in the impairment analysis requires judgment regarding what Eastern Energy Gas would expect to recover from the future use of the asset. Changes in judgment that could significantly alter the calculation of the fair value or the recoverable amount of the asset may result from significant changes in the regulatory environment, the business climate, management's plans, legal factors, market price of the asset, the use of the asset or the physical condition of the asset, future market prices, competition and many other factors over the life of the asset. Any resulting impairment loss is highly dependent on the underlying assumptions and could significantly affect Eastern Energy Gas' results of operations.

Income Taxes

In determining Eastern Energy Gas' income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the FERC. Eastern Energy Gas' income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Eastern Energy Gas recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of Eastern Energy Gas' federal, state and local income tax examinations is uncertain, Eastern Energy Gas believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Eastern Energy Gas' consolidated financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations. Refer to Eastern Energy Gas' Note 11 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Eastern Energy Gas' income taxes.

It is probable that Eastern Energy Gas will pass income tax benefits and expense related to the federal tax rate change from 35% to 21% as a result of 2017 Tax Reform, certain property-related basis differences and other various differences on to their customers. As of December 31, 2020, these amounts were recognized as a net regulatory liability of $473 million and are expected to be reflected in regulated rates.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Eastern Energy Gas' Consolidated Balance Sheets include assets and liabilities with fair values that are subject to market risks. Eastern Energy Gas' significant market risks are primarily associated with commodity prices, interest rates, foreign currency and the extension of credit to counterparties with which Eastern Energy Gas transacts. The following discussion addresses the significant market risks associated with Eastern Energy Gas' business activities. Eastern Energy Gas has established guidelines for credit risk management. Refer to Note 2 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional information regarding Eastern Energy Gas' contracts accounted for as derivatives.

Commodity Price Risk

Eastern Energy Gas is exposed to the impact of market fluctuations in commodity prices. Eastern Energy Gas is principally exposed to natural gas market fluctuations primarily through fuel retained and used during the operation of the pipeline system as well as lost and unaccounted for gas. Eastern Energy Gas is exposed to the risk of fuel retention, meaning customers have a fixed fuel retention percentage assessed on transportation and storage quantities, and the pipeline bears the risk of under-recovery and benefits from any over-recovery of volumes. Commodity prices are subject to wide price swings as supply and demand are impacted by, among many other unpredictable items, weather, market liquidity, facility availability, customer usage, storage and transportation constraints. Eastern Energy Gas does not engage in proprietary trading activities. To mitigate a portion of its commodity price risk, Eastern Energy Gas uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply quantities or sell future supply quantities generally at fixed prices. Eastern Energy Gas does not hedge all of its commodity price risk, thereby exposing the unhedged portion to changes in market prices.

Interest Rate Risk

Eastern Energy Gas is exposed to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances. Eastern Energy Gas manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. As a result of the fixed interest rates, Eastern Energy Gas' fixed-rate long-term debt does not expose Eastern Energy Gas to the risk of loss due to changes in market interest rates. Additionally, because fixed-rate long-term debt is not carried at fair value on the Consolidated Balance Sheets, changes in fair value would impact earnings and cash flows only if Eastern Energy Gas were to reacquire all or a portion of these instruments prior to their maturity. The nature and amount of Eastern Energy Gas' short- and long-term debt can be expected to vary from period to period as a result of future business requirements, market conditions and other factors. Refer to Notes 9 and 10 of Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for additional discussion of Eastern Energy Gas' short- and long-term debt.

As of December 31, 2020 and 2019, Eastern Energy Gas had short- and long-term variable-rate obligations totaling $509 million and $822 million, respectively, that expose Eastern Energy Gas to the risk of increased interest expense in the event of increases in short-term interest rates. If variable interest rates were to increase by 10% from December 31 levels, it would not have a material effect on Eastern Energy Gas' annual interest expense. The carrying value of the variable-rate obligations approximates fair value as of December 31, 2020 and 2019.

Eastern Energy Gas also uses interest rate derivatives, including forward starting swaps, interest rate swaps and interest rate lock agreements to manage interest rate risk. As of December 31, 2020 and 2019, Eastern Energy Gas had $500 million and $1.3 billion, respectively, in aggregate notional amounts of these interest rate swaps outstanding. A hypothetical 10% decrease in market interest rates would not have a material effect on the fair value of Eastern Energy Gas' interest rate swaps as of December 31, 2020 and would have resulted in a decrease of $17 million in the fair value of Eastern Energy Gas' interest rate derivatives as of December 31, 2019.

Eastern Energy Gas holds foreign currency swaps with the purpose of hedging the foreign currency exchange risk associated with Euro denominated debt. As of December 31, 2020 and 2019, Eastern Energy Gas had €250 million in aggregate notional amounts of these foreign currency swaps outstanding. A hypothetical 10% decrease in market interest rates would not have resulted in a material decrease in fair value of Eastern Energy Gas' foreign currency swaps as of December 31, 2020 and 2019.

The impact of a change in interest rates on the Eastern Energy Gas' interest rate-based financial derivative instruments at a point in time is not necessarily representative of the results that will be realized when the contracts are ultimately settled. Net gains and/or losses from interest rate derivative instruments used for hedging purposes, to the extent realized, will generally be offset by recognition of the hedged transaction.

Credit Risk

Eastern Energy Gas is exposed to counterparty credit risk associated with natural gas transportation and storage service contracts with utilities, natural gas producers, power generators, industrials, energy marketing companies, financial institutions and other market participants. Credit risk may be concentrated to the extent Eastern Energy Gas' counterparties have similar economic, industry or other characteristics and due to direct and indirect relationships among the counterparties. Before entering into a transaction, Eastern Energy Gas analyzes the financial condition of each wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate counterparty credit risk, Eastern Energy Gas obtains third-party guarantees, letters of credit, financial guarantee bonds and cash deposits. If required, Eastern Energy Gas exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Eastern Energy Gas' gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. As of December 31, 2020, Eastern Energy Gas' credit exposure totaled $20 million. Of this amount, investment grade counterparties, including those internally rated, represented 100%, and no single counterparty, whether investment grade or non-investment grade, exceeded $5 million of exposure.

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Eastern Energy Gas Holdings, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of Eastern Energy Gas as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of Eastern Energy Gas' management. Our responsibility is to express an opinion on Eastern Energy Gas' financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to Eastern Energy Gas in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Eastern Energy Gas is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of Eastern Energy Gas' internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements —Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

Eastern Energy Gas, through its subsidiaries, is subject to rate regulation by the Federal Energy Regulatory Commission (the "FERC"), which has jurisdiction with respect to the rates of interstate natural gas transmission companies. Management has determined its rate regulated subsidiaries meet the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation impacts multiple financial statement line items and disclosures, such as property, plant, and equipment, net; regulatory assets; regulatory liabilities; operating revenue; operations and maintenance expense; and depreciation and amortization expense; and income tax expense (benefit).

Revenue provided by the Eastern Energy Gas interstate natural gas transmission operations is based primarily on rates approved by the FERC. Eastern Energy Gas defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur. Eastern Energy Gas continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Eastern Energy Gas' ability to recover its costs. The evaluation reflects the current political and regulatory climate. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as accumulated other comprehensive income (loss).

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs and (2) a refund to customers. Given that management's accounting judgments are based on assumptions about the outcome of future decisions by the FERC, auditing these judgments required specialized knowledge of the accounting for rate regulation and the rate setting process due to its inherent complexities.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the FERC included the following, among others:
•We evaluated the Eastern Energy Gas disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant orders issued by the FERC, regulatory statutes, interpretations, procedural memorandums, filings made by interveners, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the FERC's treatment of similar costs under similar circumstances. We evaluated the external information and compared to management's recorded regulatory assets and liability balances for completeness.
•For regulatory matters in process, we inspected Eastern Energy Gas' filings with the FERC, and the filings with the FERC by intervenors that may impact Eastern Energy Gas' future rates. for any evidence that might contradict management's assertions.
•We read and analyzed the minutes of the Board of Directors of Berkshire Hathaway Energy and the Board of Directors of Eastern Energy Gas, for discussions of changes in legal, regulatory, or business factors which could impact management's conclusions with respect to the impacted account balances and disclosures of rate regulation.

/s/ Deloitte & Touche LLP

Richmond, Virginia
February 26, 2021

We have served as Eastern Energy Gas' auditor since 2012.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35	$27
Restricted cash and cash equivalents	13	12
Trade receivables, net	177	173
Receivables from affiliates	139	362
Other receivables	51	26
Inventories	119	122
Prepayments	60	73
Other current assets	62	63
Total current assets	656	858

Property, plant and equipment, net	10,144	11,727
Goodwill	1,286	1,471
Investments	244	312
Affiliated notes receivable	—	3,437
Other assets	291	979

Total assets	$12,621	$18,784
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$59
Accounts payable to affiliates	39	82
Accrued interest	19	26
Accrued property, income and other taxes	29	81
Accrued employee expenses	23	21
Notes payable to affiliates	9	260
Short-term debt	—	62
Current portion of long-term debt	500	699
Other current liabilities	124	162
Total current liabilities	814	1,452

Long-term debt	3,925	4,821
Regulatory liabilities	669	800
Deferred income taxes	—	1,288
Other long-term liabilities	218	194
Total liabilities	5,626	8,555

Commitments and contingencies (Note 16)

Equity:
Members' equity:
Membership interests	2,957	9,031
Accumulated other comprehensive loss, net	(53)	(187)
Total members' equity	2,904	8,844
Noncontrolling interests	4,091	1,385
Total equity	6,995	10,229

Total liabilities and equity	$12,621	$18,784

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Operating revenue	$2,090	$2,169	$1,996

Operating expenses:
Cost of (excess) gas	24	9	(6)
Operations and maintenance	1,142	748	774
Depreciation and amortization	366	367	333
Property and other taxes	140	141	108
Total operating expenses	1,672	1,265	1,209

Operating income	418	904	787

Other income (expense):
Interest expense	(333)	(311)	(174)
Allowance for equity funds	13	18	15
Interest and dividend income	67	105	26
Other, net	42	43	48
Total other expense	(211)	(145)	(85)

Income from continuing operations before income tax (benefit) expense and equity income	207	759	702
Income tax (benefit) expense	(24)	101	124
Equity income	42	43	54
Net income from continuing operations	273	701	632
Net income from discontinued operations(1)	—	141	24
Net income	273	842	656
Net income attributable to noncontrolling interests	164	121	175
Net income attributable to Eastern Energy Gas	$109	$721	$481
(1)Includes income tax expense of $33 million and less than $1 million for the years ended December 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Net income	$273	$842	$656

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(40), $(15) and $18	94	38	(48)
Unrealized gains (losses) on cash flow hedges, net of tax of $(10), $20 and $(2)	30	(56)	3
Total other comprehensive income (loss), net of tax	124	(18)	(45)

Comprehensive income	397	824	611
Comprehensive income attributable to noncontrolling interests	154	120	175
Comprehensive income attributable to Eastern Energy Gas	$243	$704	$436

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in millions)

			Accumulated
			Other
			Comprehensive
	Predecessor	Membership	Income (Loss),	Noncontrolling	Total
	Equity	Interests	net	Interests	Equity

Balance, December 31, 2017	$1,361	$4,261	$(98)	$2,971	$8,495
Net income	180	301	—	175	656
Other comprehensive loss	—	—	(45)	—	(45)
Contributions	48	—	—	—	48
Distributions	(133)	(25)	—	(138)	(296)
Distributions to noncontrolling interests	(27)	—	—	27	—
Adoption of ASU 2018-02	—	29	(26)	—	3
Sale of Northeast Midstream common units-net of offering costs	—	—	—	4	4
Remeasurement of noncontrolling interest in Northeast Midstream	375	—	—	(375)	—
Balance, December 31, 2018	1,804	4,566	(169)	2,664	8,865
Net income	232	489	—	121	842
Other comprehensive loss	—	—	(17)	(1)	(18)
Contributions	3,385	—	—	—	3,385
Distributions	(457)	—	—	(179)	(636)
Acquisition of public interest in Northeast Midstream	1,181	—	—	(1,221)	(40)
Dominion Energy Gas Restructuring	(6,145)	3,978	(1)	—	(2,168)
Other equity transactions	—	(2)	—	1	(1)
Balance, December 31, 2019	—	9,031	(187)	1,385	10,229
Net income	—	109	—	164	273
Other comprehensive income (loss)	—	—	134	(10)	124
Contributions	—	1,223	—	—	1,223
Distributions	—	(4,282)	—	(216)	(4,498)
Distribution of Questar Pipeline Group	—	(699)	—	—	(699)
Distribution of 50% interest in Cove Point	—	(2,765)	—	2,765	—
Acquisition of Eastern Energy Gas by BHE	—	343	—	—	343
Other equity transactions	—	(3)	—	3	—
Balance, December 31, 2020	$—	$2,957	$(53)	$4,091	$6,995

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$273	$842	$656
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	531	21	273
Depreciation and amortization	366	445	424
Allowance for equity funds	(13)	(18)	(15)
Equity loss, net of distributions	35	31	9
Changes in regulatory assets and liabilities	(37)	(74)	(64)
Deferred income taxes	(5)	(3)	380
Other, net	23	61	30
Changes in other operating assets and liabilities:
Trade receivables and other assets	346	115	(393)
Derivative collateral, net	(140)	7	4
Pension and other postretirement benefit plans	(88)	(139)	(153)
Accrued property, income and other taxes	23	(53)	18
Accounts payable and other liabilities	(40)	(173)	22
Net cash flows from operating activities	1,274	1,062	1,191

Cash flows from investing activities:
Capital expenditures	(374)	(704)	(1,109)
Loans to affiliates	—	(1,872)	(2,986)
Repayment of loans by affiliates	3,422	3,748	—
Other, net	16	(22)	89
Net cash flows from investing activities	3,064	1,150	(4,006)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,895	3,750
Repayments of long-term debt	(700)	(4,141)	(251)
Net (repayments of) proceeds from short-term debt	(62)	52	(619)
(Repayment) issuance of affiliated current borrowings, net	(251)	(2,837)	291
Credit facility (repayments) borrowings	—	(73)	73
Proceeds from equity contributions	1,223	3,385	25
Distributions	(4,539)	(636)	(296)
Other, net	—	(16)	(17)
Net cash flows from financing activities	(4,329)	(2,371)	2,956

Net change in cash and cash equivalents and restricted cash	9	(159)	141
Cash and cash equivalents and restricted cash at beginning of period	39	198	57
Cash and cash equivalents and restricted cash at end of period	$48	$39	$198

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Organization and Operations

Eastern Energy Gas Holdings, LLC and its subsidiaries ("Eastern Energy Gas") is a holding company that conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transportation pipeline and underground storage operations in the eastern region of the United States and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. Eastern Energy Gas owns 100% of the general partner interest and 25% of the limited partnership interest in Cove Point. In addition, Eastern Energy Gas owns a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 416-mile FERC-regulated interstate natural gas transportation pipeline. On November 1, 2020, Berkshire Hathaway Energy Company ("BHE") completed its acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy, Inc. ("DEI") and Dominion Energy Questar Corporation ("Dominion Questar"), exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "Questar Pipeline Group") (the "GT&S Transaction"). As a result of the GT&S Transaction, Eastern Energy Gas became an indirect wholly owned subsidiary of BHE. BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). See Note 3 for more information regarding the GT&S Transaction.

(2)    Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The Consolidated Financial Statements include the accounts of Eastern Energy Gas and its subsidiaries in which it holds a controlling financial interest as of the financial statement date. Intercompany accounts and transactions have been eliminated.

Certain amounts in Eastern Energy Gas' 2019 and 2018 Consolidated Financial Statements and Notes have been reclassified to conform to the 2020 presentation for comparative purposes; however, such reclassifications did not affect Eastern Energy Gas' net income, total assets, liabilities, equity or cash flows.

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

Accounting for the Effects of Certain Types of Regulation

Eastern Energy Gas prepares its Consolidated Financial Statements in accordance with authoritative guidance for regulated operations, which recognizes the economic effects of regulation. Accordingly, Eastern Energy Gas defers the recognition of certain costs or income if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in future regulated rates. Regulatory assets and liabilities are established to reflect the impacts of these deferrals, which will be recognized in earnings in the periods the corresponding changes in regulated rates occur.

Eastern Energy Gas continually evaluates the applicability of the guidance for regulated operations and whether its regulatory assets and liabilities are probable of inclusion in future regulated rates by considering factors such as a change in the regulator's approach to setting rates from cost-based ratemaking to another form of regulation, other regulatory actions or the impact of competition that could limit Eastern Energy Gas' ability to recover its costs. Eastern Energy Gas believes the application of the guidance for regulated operations is appropriate and its existing regulatory assets and liabilities are probable of inclusion in future regulated rates. The evaluation reflects the current political and regulatory climate at the federal and state levels. If it becomes no longer probable that the deferred costs or income will be included in future regulated rates, the related regulatory assets and liabilities will be recognized in net income, returned to customers or re-established as accumulated other comprehensive income (loss) ("AOCI").

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

Cash Equivalents and Restricted Cash and Cash Equivalents and Investments

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted amounts are included in restricted cash and cash equivalents on the Consolidated Balance Sheets.

Investments

Eastern Energy Gas utilizes the equity method of accounting with respect to investments when it possesses the ability to exercise significant influence, but not control, over the operating and financial policies of the investee. The ability to exercise significant influence is presumed when the investor possesses more than 20% of the voting interests of the investee. This presumption may be overcome based on specific facts and circumstances that demonstrate the ability to exercise significant influence is restricted. In applying the equity method, Eastern Energy Gas records the investment at cost and subsequently increases or decreases the carrying value of the investment by Eastern Energy Gas' share of the net earnings or losses and other comprehensive income ("OCI") of the investee. Eastern Energy Gas records dividends or other equity distributions as reductions in the carrying value of the investment. Equity investments are presented on the Consolidated Balance Sheets.

Allowance for Credit Losses

Trade receivables are primarily short-term in nature with stated collection terms of less than one year from the date of origination and are stated at the outstanding principal amount, net of an estimated allowance for credit losses. The allowance for credit losses is based on Eastern Energy Gas' assessment of the collectability of amounts owed to Eastern Energy Gas by its customers. This assessment requires judgment regarding the ability of customers to pay or the outcome of any pending disputes. In measuring the allowance for credit losses for trade receivables, Eastern Energy Gas primarily utilizes credit loss history. However, Eastern Energy Gas may adjust the allowance for credit losses to reflect current conditions and reasonable and supportable forecasts that deviate from historical experience. The changes in the balance of the allowance for credit losses, which is included in trades receivables, net on the Consolidated Balance Sheets, is summarized as follows for the years ended December 31, (in millions):

	2020	2019	2018
Beginning balance	$2	$—	$—
Charged to operating costs and expenses, net	4	2	—
Write-offs, net	(1)	—	—
Ending balance	$5	$2	$—

Derivatives

Eastern Energy Gas employs a number of different derivative contracts, which may include forwards, futures, options, swaps and other agreements, to manage its commodity price, interest rate, and foreign currency exchange rate risk. Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. Derivative balances reflect offsetting permitted under master netting agreements with counterparties and cash collateral paid or received under such agreements. Cash collateral received from or paid to counterparties to secure derivative contract assets or liabilities in excess of amounts offset is included in other current assets on the Consolidated Balance Sheets.

Commodity derivatives used in normal business operations that are settled by physical delivery, among other criteria, are eligible for and may be designated as normal purchases or normal sales. Normal purchases or normal sales contracts are not marked-to-market and settled amounts are recognized as operating revenue or cost of sales on the Consolidated Statements of Operations.

For Eastern Energy Gas' derivatives not designated as hedging contracts, unrealized gains and losses are recognized on the Consolidated Statements of Operations as operating revenue for derivatives related to natural gas sales contracts; and other, net for interest rate swap derivatives.

For Eastern Energy Gas' derivatives designated as hedging contracts, Eastern Energy Gas formally assesses, at inception and thereafter, whether the hedging contract is highly effective in offsetting changes in the hedged item. Eastern Energy Gas formally documents hedging activity by transaction type and risk management strategy. For derivative instruments that are accounted for as cash flow hedges or fair value hedges, the cash flows from the derivatives and from the related hedged items are classified in operating cash flows.

Changes in the estimated fair value of a derivative contract designated and qualified as a cash flow hedge, to the extent effective, are included on the Consolidated Statements of Changes in Equity as AOCI, net of tax, until the contract settles and the hedged item is recognized in earnings. Eastern Energy Gas discontinues hedge accounting prospectively when it has determined that a derivative contract no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative contract no longer qualifies as an effective hedge, future changes in the estimated fair value of the derivative contract are charged to earnings. Gains and losses related to discontinued hedges that were previously recorded in AOCI will remain in AOCI until the contract settles and the hedged item is recognized in earnings, unless it becomes probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in earnings.

Inventories

Inventories consist mainly of materials and supplies and are determined using the average cost method.

Gas Imbalances

Natural gas imbalances occur when the physical amount of natural gas delivered from, or received by, a pipeline system or storage facility differs from the contractual amount of natural gas delivered or received. Eastern Energy Gas values these imbalances due to, or from, shippers and operators at an appropriate index price at period end, subject to the terms of its tariff for regulated entities. Imbalances are primarily settled in-kind. Imbalances due to Eastern Energy Gas from other parties are reported in other current assets and imbalances that Eastern Energy Gas owes to other parties are reported in other current liabilities on the Consolidated Balance Sheets.

Property, Plant and Equipment, Net

General

Additions to property, plant and equipment are recorded at cost. Eastern Energy Gas capitalizes all construction-related materials, direct labor and contract services, as well as indirect construction costs. Indirect construction costs include capitalized interest, including debt allowance for funds used during construction ("AFUDC"), and equity AFUDC, as applicable. The cost of additions and betterments are capitalized, while costs incurred that do not improve or extend the useful lives of the related assets are generally expensed.

Depreciation and amortization are generally computed by applying the composite or straight-line method based on estimated useful lives. Depreciation studies are completed by Eastern Energy Gas to determine the appropriate group lives, net salvage and group depreciation rates. These studies are reviewed and rates are ultimately approved by the FERC. Net salvage includes the estimated future residual values of the assets and any estimated removal costs recovered through approved depreciation rates. Estimated removal costs are recorded as either a cost of removal regulatory liability or an ARO liability on the Consolidated Balance Sheets, depending on whether the obligation meets the requirements of an ARO. As actual removal costs are incurred, the associated liability is reduced.

Generally when Eastern Energy Gas retires or sells a component of regulated property, plant and equipment, it charges the original cost, net of any proceeds from the disposition, to accumulated depreciation. Any gain or loss on disposals of all other assets is recorded through earnings.

Debt and equity AFUDC, which represent the estimated costs of debt and equity funds necessary to finance the construction of regulated facilities, is capitalized by Eastern Energy Gas as a component of property, plant and equipment, with offsetting credits to the Consolidated Statements of Operations. AFUDC is computed based on guidelines set forth by the FERC. After construction is completed, Eastern Energy Gas is permitted to earn a return on these costs as a component of the related assets, as well as recover these costs through depreciation expense over the useful lives of the related assets.

Asset Retirement Obligations

Eastern Energy Gas recognizes AROs when it has a legal obligation to perform decommissioning, reclamation or removal activities upon retirement of an asset. Eastern Energy Gas' AROs are primarily related to the obligations associated with its natural gas pipeline and storage well assets. The fair value of an ARO liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made, and is added to the carrying amount of the associated asset, which is then depreciated over the remaining useful life of the asset. Subsequent to the initial recognition, the ARO liability is adjusted for any revisions to the original estimate of undiscounted cash flows (with corresponding adjustments to property, plant and equipment, net) and for accretion of the ARO liability due to the passage of time. For Eastern Energy Gas, the difference between the ARO liability, the corresponding ARO asset included in property, plant and equipment, net and amounts recovered in rates to satisfy such liabilities is recorded as a regulatory asset or liability.

Impairment of Long-Lived Assets

Eastern Energy Gas evaluates long-lived assets for impairment, including property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable or the assets are being held for sale. Upon the occurrence of a triggering event, the asset is reviewed to assess whether the estimated undiscounted cash flows expected from the use of the asset plus the residual value from the ultimate disposal exceeds the carrying value of the asset. If the carrying value exceeds the estimated recoverable amounts, the asset is written down to the estimated fair value and any resulting impairment loss is reflected on the Consolidated Statements of Operations. The impacts of regulation are considered when evaluating the carrying value of regulated assets. See Notes 4 and 7 for more information.

Leases

Eastern Energy Gas has non-cancelable operating leases primarily for office space, office equipment and land and finance leases consisting primarily of natural gas pipeline facilities and vehicles. These leases generally require Eastern Energy Gas to pay for insurance, taxes and maintenance applicable to the leased property. Given the capital intensive nature of the utility industry, it is common for a portion of lease costs to be capitalized when used during construction or maintenance of assets, in which the associated costs will be capitalized with the corresponding asset and depreciated over the remaining life of that asset. Certain leases contain renewal options for varying periods and escalation clauses for adjusting rent to reflect changes in price indices. Eastern Energy Gas does not include options in its lease calculations unless there is a triggering event indicating Eastern Energy Gas is reasonably certain to exercise the option. Eastern Energy Gas' accounting policy is to not recognize right-of-use assets and lease obligations for leases with contract terms of one year or less and not separate lease components from non-lease components and instead account for each separate lease component and the non-lease components associated with a lease as a single lease component. Leases will be evaluated for impairment in line with Accounting Standards Codification ("ASC") 360, "Property, Plant and Equipment" when a triggering event has occurred that might affect the value and use of the assets being leased.

Eastern Energy Gas' operating and finance right-of-use assets are recorded in other assets and the operating and finance lease liabilities are recorded in current and long-term other liabilities accordingly.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Eastern Energy Gas evaluates goodwill for impairment at least annually. Prior to the GT&S Transaction, Eastern Energy Gas evaluated goodwill for impairment as of April 1. As a result of the GT&S Transaction, Eastern Energy Gas will complete its annual reviews as of October 31 to align with BHE's policy. When evaluating goodwill for impairment, Eastern Energy Gas estimates the fair value of its reporting units. If the carrying amount of a reporting unit, including goodwill, exceeds the estimated fair value, then the identifiable assets, including identifiable intangible assets, and liabilities of the reporting unit are estimated at fair value as of the current testing date. The excess of the estimated fair value of the reporting unit over the current estimated fair value of net assets establishes the implied value of goodwill. The excess of the recorded goodwill over the implied goodwill value is charged to earnings as an impairment loss. Significant judgment is required in estimating the fair value of the reporting unit and performing goodwill impairment tests. Eastern Energy Gas uses a variety of methods to estimate a reporting unit's fair value, principally discounted projected future net cash flows. Key assumptions used include, but are not limited to, the use of estimated future cash flows; multiples of earnings; and an appropriate discount rate. In estimating future cash flows, Eastern Energy Gas incorporates current market information, as well as historical factors. As such, the determination of fair value incorporates significant unobservable inputs. During 2020, 2019 and 2018, Eastern Energy Gas did not record any goodwill impairments.

Eastern Energy Gas records goodwill adjustments for (a) the tax benefit associated with the excess of tax-deductible goodwill over the reported amount of goodwill and (b) changes to the purchase price allocation prior to the end of the measurement period, which is not to exceed one year from the acquisition date.

Revenue Recognition

Eastern Energy Gas uses a single five-step model to identify and recognize revenue from contracts with customers ("Customer Revenue") upon transfer of control of promised goods or services in an amount that reflects the consideration to which Eastern Energy Gas expects to be entitled in exchange for those goods or services. Eastern Energy Gas records sales and excise taxes collected directly from customers and remitted directly to the taxing authorities on a net basis on the Consolidated Statements of Operations.

A majority of Eastern Energy Gas' energy revenue is derived from tariff-based sales arrangements approved by the FERC. These tariff-based revenues are mainly comprised of natural gas transmission and storage services and have performance obligations which are satisfied over time as services are provided. Eastern Energy Gas' revenue that is nonregulated primarily relates to LNG terminalling services.

Revenue recognized is equal to what Eastern Energy Gas has the right to invoice as it corresponds directly with the value to the customer of Eastern Energy Gas' performance to date and includes billed and unbilled amounts. As of December 31, 2020 and 2019, trade receivables, net on the Consolidated Balance Sheets relate substantially to Customer Revenue, including unbilled revenue of $95 million and $104 million, respectively. Payments for amounts billed are generally due from the customer within 30 days of billing. Rates charged for energy products and services are established by regulators or contractual arrangements that establish the transaction price as well as the allocation of price amongst the separate performance obligations. When preliminary regulated rates are permitted to be billed prior to final approval by the applicable regulator, certain revenue collected may be subject to refund and a liability for estimated refunds is accrued. In the event one of the parties to a contract has performed before the other, Eastern Energy Gas would recognize a contract asset or contract liability depending on the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas has recognized contract assets of $29 million and $40 million as of December 31, 2020 and 2019, respectively, and $19 million and $20 million of contract liabilities as of December 31, 2020 and 2019, respectively, due to Eastern Energy Gas' performance on certain contracts.

Unamortized Debt Premiums, Discounts and Debt Issuance Costs

Premiums, discounts and debt issuance costs incurred for the issuance of long-term debt are amortized over the term of the related financing using the effective interest method.

Income Taxes

Prior to the GT&S Transaction, DEI included Eastern Energy Gas in its consolidated United States federal income tax return. Subsequent to the GT&S Transaction, Berkshire Hathaway includes Eastern Energy Gas in its consolidated United States federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provision for income taxes has been computed on a stand-alone return basis.

Deferred income tax assets and liabilities are based on differences between the financial statement and income tax basis of assets and liabilities using enacted income tax rates expected to be in effect for the year in which the differences are expected to reverse. Changes in deferred income tax assets and liabilities associated with components of OCI are charged or credited directly to OCI. Changes in deferred income tax assets and liabilities associated with certain property-related basis differences and other various differences that Eastern Energy Gas' regulated businesses deems probable to be passed on to its customers are charged or credited directly to a regulatory asset or liability and will be included in regulated rates when the temporary differences reverse. Other changes in deferred income tax assets and liabilities are included as a component of income tax expense. Changes in deferred income tax assets and liabilities attributable to changes in enacted income tax rates are charged or credited to income tax expense or a regulatory asset or liability in the period of enactment. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount that is more-likely-than-not to be realized.

In determining Eastern Energy Gas' income taxes, management is required to interpret complex income tax laws and regulations, which includes consideration of regulatory implications imposed by the FERC. Eastern Energy Gas' income tax returns are subject to continuous examinations by federal, state and local income tax authorities that may give rise to different interpretations of these complex laws and regulations. Due to the nature of the examination process, it generally takes years before these examinations are completed and these matters are resolved. Eastern Energy Gas recognizes the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured based on the largest benefit that is more-likely-than-not to be realized upon ultimate settlement. Although the ultimate resolution of Eastern Energy Gas' federal, state and local income tax examinations is uncertain, Eastern Energy Gas believes it has made adequate provisions for these income tax positions. The aggregate amount of any additional income tax liabilities that may result from these examinations, if any, is not expected to have a material impact on Eastern Energy Gas' consolidated financial results. Estimated interest and penalties, if any, related to uncertain tax positions are included as a component of income tax expense on the Consolidated Statements of Operations.

Segment Information

Eastern Energy Gas currently has one segment, which includes its natural gas pipeline, storage and LNG operations.

(3)    Business Acquisitions and Dispositions

Acquisition of Eastern Energy Gas by BHE

In July 2020, DEI entered into an agreement to sell substantially all of its gas transmission and storage operations, including Eastern Energy Gas and a 25% limited partnership interest in Cove Point, to BHE. Approval of the transaction under the Hart-Scott-Rodino Act was not obtained within 75 days and DEI and BHE mutually agreed to a dual-phase closing consisting of two separate disposal groups identified as the GT&S Transaction and the proposed sale of the Questar Pipeline Group by DEI to BHE pursuant to a purchase and sale agreement entered into on October 5, 2020 ("Q-Pipe Transaction"). The Q-Pipe Transaction is currently anticipated to close in the first half of 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act, and other customary closing and regulatory conditions. Prior to the completion of the GT&S Transaction, Eastern Energy Gas finalized a restructuring whereby Eastern Energy Gas distributed the Questar Pipeline Group and a 50% noncontrolling interest in Cove Point to DEI. This restructuring was accounted for by Eastern Energy Gas as a reorganization of entities under common control and the disposition was reflected as an equity transaction. The disposition was not reported as a discontinued operation as the disposal did not represent a strategic shift in the way management had intended to run the business.

In November 2020, the GT&S Transaction was completed and Eastern Energy Gas, with the exception of the Questar Pipeline Group as discussed above, became an indirect wholly-owned subsidiary of BHE. DEI retained a 50% noncontrolling interest in Cove Point as well as the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations sold and relating to services provided before closing. See Notes 11 and 14 for more information on the GT&S Transaction.

Eastern Energy Gas recorded a distribution of net assets of $699 million, including goodwill of $185 million and $41 million of cash, for the distribution of the Questar Pipeline Group to DEI and recorded an approximately $2.8 billion increase in noncontrolling interests for DEI's retained 50% noncontrolling interest in Cove Point. Additionally, in accordance with the terms of the GT&S Transaction, DEI retained certain assets and liabilities associated with Eastern Energy Gas and settled all affiliated balances. As a result, Eastern Energy Gas recorded a contribution for the reset of deferred taxes of $1.3 billion, net of distributions of $895 million related to the pension and other postretirement employee benefit plans retained by DEI and $107 million related to the settlement of affiliated balances.

Dominion Energy Gas Restructuring

The acquisition of CPMLP Holdings Company, LLC (formerly known as Dominion Cove Point, LLC) ("DCP") and Eastern MLP Holding Company II, LLC (formerly known as Dominion MLP Holding Company II, LLC) ("DMLPHCII") from, and the disposition of the East Ohio Gas Company ("East Ohio") and Eastern Gathering and Processing, Inc. (formerly known as Dominion Gathering and Processing, Inc.) ("EGP") to, DEI by Eastern Energy Gas on November 6, 2019 ("Dominion Energy Gas Restructuring") was considered to be a reorganization of entities under common control. As a result, Eastern Energy Gas' basis in DCP and DMLPHCII, which included the general partner of Northeast Midstream Partners, LP (formerly known as Dominion Energy Midstream Partners, LP) ("Northeast Midstream"), a controlling 75% interest in Cove Point, Carolina Gas Transmission, LLC (formerly known as Dominion Energy Carolina Gas Transmission, LLC), Questar Pipeline Group, a 50% noncontrolling interest in White River Hub, LLC ("White River Hub") and a 25.93% noncontrolling interest in Iroquois, is equal to DEI's cost basis in the assets and liabilities of such entities since the applicable inception dates of common control. In November 2019, following completion of the Dominion Energy Gas Restructuring, DCP and DMLPHCII are wholly-owned subsidiaries of Eastern Energy Gas and therefore are consolidated by Eastern Energy Gas. The accompanying Consolidated Financial Statements and Notes of Eastern Energy Gas have been retrospectively adjusted to include the historical results and financial position of DCP and DMLPHCII. The 25% interest in Cove Point retained by DEI, and subsequently sold to Brookfield Super-Core Infrastructure Partners ("Brookfield") in December 2019, and the non-DEI held interest in Northeast Midstream (through January 2019) are reflected as noncontrolling interest.

The Dominion Energy Gas Restructuring included the disposition of East Ohio and EGP by Eastern Energy Gas in November 2019. This restructuring represented a strategic shift in the operations of Eastern Energy Gas as Eastern Energy Gas' operations consist of LNG import/export and storage and regulated gas transmission and storage operations. As a result, the accompanying Consolidated Financial Statements and Notes of Eastern Energy Gas have been retrospectively adjusted to include the historical results and financial position of East Ohio and EGP as discontinued operations until November 2019. As the Dominion Energy Gas Restructuring was considered to be a reorganization of entities under common control, Eastern Energy Gas reflected the disposition as an equity transaction. The following table represents selected information regarding the results of operations of East Ohio, which are reported as discontinued operations in Eastern Energy Gas' Consolidated Statements of Operations (in millions):

	Period Ended November 6, 2019	Year Ended December 31, 2018
Operating revenue	$594	$729
Depreciation and amortization	73	76
Other operating expenses	399	444
Other income (expense), net	28	35
Income tax expense	26	53
Net income from discontinued operations	$124	$191

Capital expenditures and significant noncash items relating to East Ohio included the following (in millions):

	Period Ended November 6, 2019	Year Ended December 31, 2018
Capital expenditures	$299	$352
Significant noncash items:
Charge related to a voluntary retirement program	20	—
Accrued capital expenditures	2	5

The following table represents selected information regarding the results of operations of EGP, which are reported as discontinued operations in Eastern Energy Gas' Consolidated Statements of Operations (in millions):

	Period Ended November 6, 2019	Year Ended December 31, 2018
Operating revenue	$125	$220
Depreciation and amortization	4	15
Other operating expenses	97	425
Income tax expense (benefit)	7	(53)
Net income (loss) from discontinued operations	$17	$(167)

Capital expenditures and significant noncash items of EGP included the following (in millions):

	Period Ended November 6, 2019	Year Ended December 31, 2018
Capital expenditures	$11	$6
Significant noncash items:
Impairment of assets	—	(219)

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following as of December 31 (in millions):

	Depreciable Life	2020	2019
Utility Plant:
Interstate natural gas pipeline assets	24 - 43 years	$8,382	$10,025
Intangible plant	5 - 10 years	115	143
Utility plant in service		8,497	10,168
Accumulated depreciation and amortization		(2,759)	(3,414)
Utility plant in service, net		5,738	6,754

Nonutility Plant:
LNG facility	40 years	4,454	4,425
Intangible plant	14 years	25	25
Nonutility plant in service		4,479	4,450
Accumulated depreciation and amortization		(283)	(196)
Nonutility plant in service, net		4,196	4,254

Plant, net		9,934	11,008
Construction work- in-progress		210	719
Property, plant and equipment, net		$10,144	$11,727

Construction work-in-progress includes $196 million and $584 million as of December 31, 2020 and 2019, respectively, related to the construction of utility plant.

EGP Gathering and Processing Assets

In the fourth quarter of 2018, Eastern Energy Gas conducted a review of strategic alternatives of its remaining gathering and processing assets at EGP. Based on an evaluation of EGP's long-lived assets for recoverability under a probability weighted approach, Eastern Energy Gas determined the assets were impaired. As a result of this evaluation, Eastern Energy Gas recorded a charge of $219 million ($165 million after-tax) in discontinued operations in its Consolidated Statement of Operations to write-down EGP's property, plant and equipment to its estimated fair value of $190 million. The fair value of the property, plant and equipment was estimated using an income approach and market approach. The valuation is considered a Level 3 fair value measurement due to the use of significant judgmental and unobservable inputs, including projected timing and amount of future cash flows and discount rates reflecting risks inherent in the future cash flows and market prices.

Assignments of Shale Development Rights

In December 2013, Eastern Energy Gas closed on agreements with two natural gas producers to convey over time approximately 100,000 acres of Marcellus Shale development rights underneath several of its natural gas storage fields. The agreements provided for payments to Eastern Energy Gas, subject to customary adjustments, of approximately $200 million over a period of nine years, and an overriding royalty interest in gas produced from the acreage. In August 2017, Eastern Energy Gas and the natural gas producer signed an amendment to the agreement, which included the finalization of contractual matters on previous conveyances, the conveyance of Eastern Energy Gas' remaining 68% interest in approximately 70,000 acres and the elimination of Eastern Energy Gas' overriding royalty interest in gas produced from all acreage. Eastern Energy Gas received consideration of $65 million in September 2018 in connection with the final conveyance. As a result of this amendment, Eastern Energy Gas recognized in 2018 a $65 million ($47 million after-tax) gain included in operations and maintenance expense in the Consolidated Statement of Operations associated with the final conveyance of acreage.

In November 2014, Eastern Energy Gas closed an agreement with a natural gas producer to convey over time approximately 24,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields. The agreement provided for payments to Eastern Energy Gas, subject to customary adjustments, of approximately $120 million over a period of four years, and an overriding royalty interest in gas produced from the acreage. In January 2018, Eastern Energy Gas and the natural gas producer closed on an amendment to the agreement, which included the conveyance of Eastern Energy Gas' remaining 50% interest in approximately 18,000 acres and the elimination of Eastern Energy Gas' overriding royalty interest in gas produced from all acreage. Eastern Energy Gas received proceeds of $28 million, resulting in an approximately $28 million ($20 million after-tax) gain recorded in operations and maintenance expense in the Consolidated Statement of Operations.

In March 2018, Eastern Energy Gas closed an agreement with a natural gas producer to convey approximately 11,000 acres of Utica and Point Pleasant Shale development rights underneath one of its natural gas storage fields. The agreement provided for a payment to Eastern Energy Gas, subject to customary adjustments, of $16 million. In March 2018, Eastern Energy Gas received cash proceeds of $16 million associated with the conveyance of the acreage, resulting in a $16 million ($12 million after-tax) gain recorded in operations and maintenance expense in the Consolidated Statement of Operations.

In June 2018, Eastern Energy Gas closed an amendment to an agreement with a natural gas producer for the elimination of Eastern Energy Gas' overriding royalty interest in gas produced from approximately 9,000 acres of Marcellus Shale development rights underneath one of its natural gas storage fields previously conveyed in December 2013. In June 2018, Eastern Energy Gas received proceeds of $6 million associated with the transaction, resulting in a $6 million ($4 million after-tax) gain recorded in operations and maintenance expense in the Consolidated Statement of Operations.

(5)    Jointly Owned Utility Facilities

Under joint facility ownership agreements with other utilities, Eastern Energy Gas, as a tenant in common, has undivided interests in jointly owned transmission and storage facilities. Eastern Energy Gas accounts for its proportionate share of each facility, and each joint owner has provided financing for its share of each facility. Operating costs of each facility are assigned to joint owners primarily based on their percentage of ownership. Operating costs and expenses on the Consolidated Statements of Operations include Eastern Energy Gas' share of the expenses of these facilities.

The amounts shown in the table below represent Eastern Energy Gas' share in each jointly owned facility included in property, plant and equipment, net as of December 31, 2020 (dollars in millions):

		Facility	Accumulated	Construction
	Eastern Energy Gas'	in	Depreciation and	Work-in-
	Share	Service	Amortization	Progress

Ellisburg Pool	39%	$28	$10	$2
Ellisburg Station	50	25	7	1
Harrison	50	53	16	3
Leidy	50	133	44	3
Oakford	50	200	64	2
Total		$439	$141	$11

(6)    Leases

The following table summarizes Eastern Energy Gas' leases recorded on the Consolidated Balance Sheet (in millions):

	As of
	December 31, 2020	December 31, 2019
Right-of-use assets:
Operating leases	$31	$37
Finance leases	8	6
Total right-of-use assets	$39	$43

Lease liabilities:
Operating leases	$29	$35
Finance leases	6	6
Total lease liabilities	$35	$41

The following table summarizes Eastern Energy Gas' lease costs (in millions):

	Years Ended
	December 31, 2020	December 31, 2019

Operating	$7	$7
Short-term	5	7
Total lease costs	$12	$14

Weighted-average remaining lease term (years):
Operating leases	11.5	11.2
Finance leases	4.7	5.6

Weighted-average discount rate:
Operating leases	4.4%	4.4%
Finance leases	2.6%	4.1%

The following table summarizes Eastern Energy Gas' supplemental cash flow information relating to leases (in millions):

	Years Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12	$14

Eastern Energy Gas has the following remaining lease commitments as of (in millions):

	December 31, 2020
	Operating	Finance	Total
2021	$6	$2	$8
2022	5	2	7
2023	4	1	5
2024	2	1	3
2025	2	1	3
Thereafter	19	—	19
Total undiscounted lease payments	$38	$7	$45
Less - amounts representing interest	(9)	(1)	(10)
Lease liabilities	$29	$6	$35

(7)    Regulatory Matters

Regulatory Assets

Regulatory assets represent costs that are expected to be recovered in future regulated rates. Eastern Energy Gas' regulatory assets reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted Average Remaining Life	2020	2019

Employee benefit plans(1)	Various	$70	$—
Interest rate hedges(2)	Various	—	32
Other	Various	12	16
Total regulatory assets		$82	$48

Reflected as:
Current assets		$8	$8
Noncurrent assets		74	40
Total regulatory assets		$82	$48

(1)Represents costs expected to be recovered through future rates generally over the expected remaining service period of plan participants by certain rate-regulated subsidiaries.

(2)Reflects interest rate hedges recoverable from or refundable to customers. Certain of these instruments are settled and any related payments are being amortized into interest expense over the life of the related debt.

Eastern Energy Gas had regulatory assets not earning a return on investment of $10 million and $46 million as of December 31, 2020 and 2019, respectively.

Regulatory Liabilities

Regulatory liabilities represent income to be recognized or amounts expected to be returned to customers in future periods. Eastern Energy Gas' regulatory liabilities reflected on the Consolidated Balance Sheets consist of the following as of December 31 (in millions):

	Weighted Average Remaining Life	2020	2019

Income taxes refundable through future rates(1)	Various	$473	$560
Other postretirement benefit costs(2)	Various	115	133
Provision for future cost of removal and AROs(3)	Various	89	113
Other	Various	32	35
Total regulatory liabilities		$709	$841

Reflected as:
Current liabilities		$40	$41
Noncurrent liabilities		669	800
Total regulatory liabilities		$709	$841

(1)Amounts primarily represent income tax liabilities related to the federal tax rate change from 35% to 21% that are probable to be passed on to customers, offset by income tax benefits related to certain property-related basis differences and other various differences that were previously passed on to customers and will be included in regulated rates when the temporary differences reverse.

(2)Reflects a regulatory liability for the collection of postretirement benefit costs allowed in rates in excess of expense incurred.

(3)Rates charged to customers by Eastern Energy Gas' regulated businesses include a provision for the cost of future activities to remove assets that are expected to be incurred at the time of retirement.

Regulatory Matters

Eastern Gas Transmission and Storage, Inc.

In July 2017, the FERC audit staff communicated to Eastern Gas Transmission and Storage, Inc. ("EGTS") that it had substantially completed an audit of EGTS' compliance with the accounting and reporting requirements of the FERC's Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report. In December 2017, EGTS provided its response to the audit report. EGTS requested FERC review of the contested findings and submitted its plan for compliance with the uncontested portions of the report. EGTS reached resolution of certain matters with the FERC in the fourth quarter of 2018. EGTS recognized a charge of $129 million ($94 million after-tax) recorded primarily within operations and maintenance expense in the Consolidated Statement of Operations for the year ended December 31, 2018 for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with the FERC. In December 2020, the FERC issued a final ruling on the remaining matter, which resulted in a $43 million ($31 million after-tax) charge for disallowance of capitalized AFUDC, recorded within operations and maintenance expense in the Consolidated Statement of Operations. As a condition of the December 2020 ruling, EGTS will file its proposed accounting entries and supporting documentation with the FERC by the second quarter of 2021; however, EGTS does not expect a material change from the charge recognized.

In December 2014, EGTS entered into a precedent agreement with Atlantic Coast Pipeline, LLC ("Atlantic Coast Pipeline") for the project previously intended for EGTS to provide approximately 1,500,000 decatherms ("Dth") of firm transportation service to various customers in connection with the Atlantic Coast Pipeline project ("Supply Header Project"). As a result of the cancellation of the Atlantic Coast Pipeline project, in the second quarter of 2020 Eastern Energy Gas recorded a charge of $482 million ($359 million after-tax) in operations and maintenance expense in its Consolidated Statement of Operations associated with the probable abandonment of a significant portion of the project as well as the establishment of a $75 million ARO. In the third quarter of 2020, Eastern Energy Gas recorded an additional charge of $10 million ($7 million after-tax) associated with the probable abandonment of a significant portion of the project and a $29 million ($20 million after-tax) benefit from a revision to the previously established ARO, both of which were recorded in operations and maintenance expense in Eastern Energy Gas' Consolidated Statement of Operations. As EGTS evaluates its future use, approximately $40 million remains within property, plant and equipment for a potential modified project.

In December 2019, EGTS filed an application to request FERC authorization to construct, operate and maintain the Tri-West project to provide 120,000 Dths per day of firm transportation service from Pennsylvania to Ohio for delivery to Tennessee Gas Pipeline Company, L.L.C. The application was automatically approved after a 60-day waiting period from the date of filing and the project commenced commercial operations in August 2020 at a cost of $17 million.

In January 2018, EGTS filed an application to request FERC authorization to construct and operate certain facilities located in Ohio and Pennsylvania for the Sweden Valley project. In June 2019, EGTS withdrew its application for the project due to certain regulatory delays. As a result of the project abandonment, during the second quarter of 2019, EGTS recorded a charge of $13 million ($10 million after-tax), included in operations and maintenance expenses in the Consolidated Statement of Operations.

Cove Point

In June 2015, Cove Point executed two binding precedent agreements for the approximately $150 million project to provide 150,000 Dths per day of transportation service to help meet demand for natural gas for Washington Gas Light Company ("Eastern Market Access Project"). In January 2018, Cove Point received FERC authorization to construct and operate the project facilities. In October 2018, Cove Point announced it was evaluating alternatives to a proposed Charles County, Maryland compressor station that was initially part of this project and in December 2018, after working with project customers for alternative solutions, decided not to pursue further construction at this location resulting in a revised project estimate of approximately $45 million and a write-off of $37 million ($28 million after-tax). In May 2019, Cove Point filed an application for an amendment to vacate its FERC authorization for the Charles County, Maryland compressor station and revised its project scope. In August 2019, Cove Point received FERC authorization and the Eastern Market Access Project commenced commercial operations in September 2019.

In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service of approximately $182 million. In February 2020, FERC approved suspending the changes in rates for five months following the proposed effective date, until August 1, 2020, subject to refund. In November 2020, Cove Point reached an agreement in principle with the active participants in the general rate case proceeding. Under the terms of the agreement in principle, Cove Point's rates effective August 1, 2020 result in an increase to annual revenues of approximately $4 million and a decrease in annual depreciation expense of approximately $1 million, compared to the rates in effect prior to August 1, 2020. The interim settlement rates were implemented November 1, 2020, and Cove Point's provision for rate refunds for August 2020 through October 2020 totaled $7 million. The agreement in principle was reflected in a stipulation and agreement filed with the FERC in January 2021, which is subject to final approval by the FERC.

(8)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following as of December 31 (in millions):

	December 31, 2020	December 31, 2019
Equity method investments:
Iroquois	$244	$276
White River Hub	—	36
Total investments	244	312

Restricted cash and cash equivalents:
Customer deposits	13	12
Total restricted cash and cash equivalents	13	12

Total investments and restricted cash and cash equivalents	$257	$324

Reflected as:
Current assets	$13	$12
Noncurrent assets	244	312
Total investments and restricted cash and cash equivalents	$257	$324

Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut. Prior to the GT&S Transaction, Eastern Energy Gas, through the Questar Pipeline Group, owned 50% of White River Hub, which owns and operates a natural gas pipeline in northwest Colorado.

As of December 31, 2020 and 2019, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million and $146 million, respectively. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $77 million, $74 million and $64 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(9)    Short-term Debt and Credit Facilities

Prior to the GT&S Transaction, Eastern Energy Gas' short-term financing was supported through its access as co-borrower to a joint revolving credit facility with DEI. The credit facility was used for working capital, as support for the combined commercial paper programs of the borrowers under the credit facility and for other general corporate purposes. As of December 31, 2019, a maximum of $1.5 billion of the facility was available to Eastern Energy Gas and the sub-limit was $750 million. As of December 31, 2019, Eastern Energy Gas had $62 million of commercial paper outstanding with a weighted-average interest rate of 1.98%.

(10)    Long-term Debt

Eastern Energy Gas' long-term debt consists of the following, including unamortized premiums, discounts and debt issuance costs, as of December 31 (dollars and euros in millions):

	Par Value	2020	2019

Variable-rate Senior Notes, due 2021(1)	$500	$500	$499
2.8% Senior Notes, due 2020	—	—	699
2.875% Senior Notes, due 2023	250	249	249
3.55% Senior Notes, due 2023	400	399	398
2.5% Senior Notes, due 2024	600	596	596
3.6% Senior Notes, due 2024	450	448	447
3.32% Senior Notes, due 2026 (€250)(2)	305	304	279
3.53% Senior Notes, due 2028(3)	—	—	99
3% Senior Notes, due 2029	600	594	594
3.8% Senior Notes, due 2031	150	150	149
3.91% Senior Notes, due 2038(3)	—	—	149
4.875% Senior Notes, due 2041(3)	—	—	177
4.8% Senior Notes, due 2043	400	395	395
4.6% Senior Notes, due 2044	500	493	493
3.9% Senior Notes, due 2049	300	297	297
Total long-term debt	$4,455	$4,425	$5,520

Reflected as:
Current portion of long-term debt		$500	$699
Long-term debt		3,925	4,821
Total long-term debt		$4,425	$5,520

(1)The senior notes have variable interest rates based on LIBOR plus an applicable spread. Eastern Energy Gas has entered into an interest rate swap that fixes the interest rate on 100% of the notes. The fixed interest rates as of December 31, 2020 and 2019 were 3.46% (including a 0.60% margin).
(2)The senior notes are denominated in Euros with an outstanding principal balance of €250 million and a fixed interest rate of 1.45%. Eastern Energy Gas has entered into cross currency swaps that fix USD payments for 100% of the notes. The fixed USD outstanding principal when combined with the swaps is $280 million, with fixed interest rates at both December 31, 2020 and 2019 that averaged 3.32%.
(3)Long-term debt associated with the Questar Pipeline Group.

Annual Payment on Long-Term Debt

The annual repayments of long-term debt for the years beginning January 1, 2021 and thereafter, are as follows (in millions):

2021	$500
2022	—
2023	650
2024	1,050
2025	—
2026 and thereafter	2,255
Total	4,455
Unamortized premium, discount and debt issuance cost	(30)
Total	$4,425

(11)    Income Taxes

Income tax (benefit) expense consists of the following for the years ended December 31 (in millions):

	2020	2019	2018
Current:
Federal	$(20)	$130	$(227)
State	1	17	31
	(19)	147	(196)
Deferred:
Federal	23	(36)	337
State	(28)	(10)	(17)
	(5)	(46)	320

Total	$(24)	$101	$124

Income tax expense reported in discontinued operations for the year ended December 31, 2019 was $33 million. Income tax expense reported in discontinued operations for year ended December 31, 2018 was less than $1 million.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows for the years ended December 31:

	2020	2019	2018

Federal statutory income tax rate	21%	21%	21%
State income tax, net of federal income tax benefit	(13)	1	2
Equity interest	4	1	2
Effects of ratemaking	(2)	(1)	(1)
Federal legislative changes	—	—	(1)
Change in tax status	(9)	(4)	—
AFUDC-equity	(1)	(1)	—
Absence of noncontrolling interest	(16)	(3)	(5)
Write-off of regulatory assets	3	—	—
Other, net	1	(1)	—
Effective income tax rate	(12)%	13%	18%

For the year ended December 31, 2020, Eastern Energy Gas' effective tax rate is primarily a function of the nominal year-to-date pre-tax income driven by charges associated with the Supply Header Project, as discussed in Note 7. In addition, the effective tax rate reflects an income tax benefit of $24 million associated with finalizing the effects of changes in tax status of certain subsidiaries in connection with the Dominion Energy Gas Restructuring.

The net deferred income tax asset (liability) consists of the following as of December 31 (in millions):

	2020	2019
Deferred income tax assets:
Employee benefits	$30	$15
Intangibles	148	—
Derivatives and hedges	18	28
Regulatory liabilities	1	4
Deferred revenues	1	4
Other	2	2
Total deferred income tax assets	200	53
Valuation allowance	—	(1)
Total deferred income tax assets, net	200	52

Deferred income tax liabilities:
Property related items	(52)	(695)
Partnership investments	(19)	(438)
Pension benefits	(1)	(202)
Debt issuance discount	(8)	—
Other	(1)	(5)
Total deferred income tax liabilities	(81)	(1,340)
Net deferred income tax asset (liability)(1)	$119	$(1,288)

(1)Net deferred income tax asset as of December 31, 2020 is presented in other assets in the Consolidated Balance Sheet.

The net deferred income tax liability decreased significantly due to the GT&S Transaction. The acquisition was treated as a deemed asset sale for federal and state income tax purposes. All deferred taxes at Eastern Energy Gas were reset to reflect financial and tax basis differences as of November 1, 2020.

Through October 31, 2020, Eastern Energy Gas was included in DEI's consolidated federal income tax return and, where applicable, combined state income tax returns. The United States Internal Revenue Service has closed its examination of Eastern Energy Gas' consolidated income tax returns through December 31, 2018. The statute of limitations for Eastern Energy Gas' state tax returns have expired through December 31, 2016, with the exception of Pennsylvania, New York and West Virginia, for which the earliest remaining open tax years are December 31, 2012, December 31, 2015, and December 31, 2017, respectively. DEI is responsible for income taxes, including any adjustments resulting from its audit examinations, prior to the GT&S Transaction.

A reconciliation of the beginning and ending balances of Eastern Energy Gas' net unrecognized tax benefits is as follows for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$2	$2
Additions for tax positions of prior years	5	—
Reductions for unrecognized tax benefits retained by DEI	(7)	—
Ending balance	$—	$2

As of December 31, 2019, Eastern Energy Gas has unrecognized tax benefits of $2 million, that if recognized, would have an impact on the effective tax rate. As part of the GT&S Transaction, DEI will retain all pre-close unrecognized tax benefits.

(12)    Employee Benefit Plans

Defined Benefit Plans

As discussed in Note 3, in November 2020, the GT&S Transaction was completed and the assets and obligations of the pension and other postretirement employee benefit plans associated with the operations sold and relating to services provided before closing were retained by DEI. As a result, just prior to completing the sale, net benefit plan assets of $895 million were distributed through an equity transaction with DEI. Eastern Energy Gas employees are covered by MidAmerican Energy Company's ("MidAmerican Energy") pension and other postretirement benefit plans subsequent to the GT&S Transaction. Prior to the GT&S Transaction, Eastern Energy Gas participated in a number of the DEI-sponsored retirement plans.

Prior to the GT&S Transaction, certain Eastern Energy Gas employees not represented by collective bargaining units were covered by the Dominion Energy Pension Plan, a defined benefit pension plan sponsored by DEI that provides benefits to multiple DEI subsidiaries. As participating employers, Eastern Energy Gas was subject to DEI's funding policy, which was to contribute annually an amount that is in accordance with the Employee Retirement Income Security Act of 1974. During 2020, Eastern Energy Gas made no contributions to the Dominion Energy Pension Plan. Eastern Energy Gas' net periodic pension credit related to this plan was $(14) million, $(8) million and $(35) million for the years ended December 31, 2020, 2019 and 2018, respectively. Net periodic pension (credit) cost is reflected in other operations and maintenance expense in the Consolidated Statements of Operations, except for $(14) million and $(21) million of Eastern Energy Gas' costs for the years ended December 31, 2019 and 2018, respectively, that are recorded in net income from discontinued operations. The funded status of various DEI subsidiary groups and employee compensation are the basis for determining the share of total pension costs for participating DEI subsidiaries. Subsequent to the GT&S Transaction, certain Eastern Energy Gas employees are covered by the MidAmerican Energy Pension Plan similar to the DEI plan described above. Eastern Energy Gas' net periodic pension cost related to this plan was $3 million for the year ended December 31, 2020. During 2020, Eastern Energy Gas made $3 million of contributions to the MidAmerican Energy Pension Plan and expects to contribute $19 million in 2021.

Prior to the GT&S transaction, certain retiree healthcare and life insurance benefits for Eastern Energy Gas employees not represented by collective bargaining units were covered by the Dominion Energy Retiree Health and Welfare Plan, a plan sponsored by DEI that provides certain retiree healthcare and life insurance benefits to multiple DEI subsidiaries. Eastern Energy Gas' net periodic benefit credit related to this plan was $(5) million, $(4) million, and $(8) million for the years ended December 31, 2020, 2019 and 2018, respectively. Net periodic benefit (credit) cost is reflected in other operations and maintenance expense in the Consolidated Statements of Operations, except for less than $(1) million and $(2) million of Eastern Energy Gas' costs for the years ended December 31, 2019 and 2018, respectively, that are recorded in net income from discontinued operations. Employee headcount is the basis for determining the share of total other postretirement benefit costs for participating DEI subsidiaries. Subsequent to the GT&S Transaction, certain Eastern Energy Gas employees are covered by the MidAmerican Energy Retiree Health and Welfare plan similar to the DEI plan described above. Eastern Energy Gas' net periodic benefit cost related to this plan was $2 million for the year ended December 31, 2020. During 2020, Eastern Energy Gas made $2 million of contributions to the MidAmerican Energy Health and Welfare Plan and expects to contribute $12 million in 2021.

Pension benefits for Eastern Energy Gas employees represented by collective bargaining units were covered by a separate pension plan that provides benefits to employees of both EGTS and Hope Gas, Inc. ("Hope"). Employee compensation was the basis for allocating pension costs and obligations between EGTS and Hope. Retiree healthcare and life insurance benefits for Eastern Energy Gas employees represented by collective bargaining units were covered by a separate other postretirement benefit plan that provides benefits to both EGTS and Hope. Employee headcount was the basis for allocating other postretirement benefit costs and obligations between EGTS and Hope.

Eastern Energy Gas included the separate pension and other postretirement benefit plans for East Ohio employees covered by collective bargaining units through November 2019, the effective date of the Dominion Energy Gas Restructuring. See Note 3 for more information on the Dominion Energy Gas Restructuring.

Pension Remeasurement

In the third quarter of 2020, Eastern Energy Gas remeasured a pension plan due to a curtailment resulting from the agreement for DEI to retain the assets and obligations of the pension benefit plan associated with the GT&S Transaction. The remeasurement resulted in an increase in the pension benefit obligation of $3 million and a decrease in the fair value of the pension plan assets of $7 million for Eastern Energy Gas. The impact of the remeasurement on net periodic pension benefit credit was recognized prospectively from the remeasurement date and is not material. The discount rate used for the remeasurement was 3.16%. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2019.

Voluntary Retirement Program

In March 2019, Eastern Energy Gas announced a voluntary retirement program to employees that met certain age and service requirements. The voluntary retirement program will not compromise safety or Eastern Energy Gas' ability to comply with applicable laws and regulations. In 2019, upon the determinations made concerning the number of employees that elected to participate in the program, Eastern Energy Gas recorded a charge of $74 million ($58 million after-tax) included within operations and maintenance expense ($41 million), other income ($1 million) and discontinued operations ($32 million) in the Consolidated Statements of Operations. In the second quarter of 2019, Eastern Energy Gas remeasured its pension and other postretirement benefit plans as a result of the voluntary retirement program. The remeasurement resulted in an increase in the pension benefit obligation of $32 million and an increase in the fair value of the pension plan assets of $146 million. In addition, the remeasurement resulted in an increase in the accumulated postretirement benefit obligation of $8 million and an increase in the fair value of the other postretirement benefit plan assets of $29 million. The impact of the remeasurement on net periodic benefit cost (credit) was recognized prospectively from the remeasurement date. The discount rate used for the remeasurement was 4.10% for the Eastern Energy Gas pension plans and 4.05% for the Eastern Energy Gas other postretirement benefit plans. All other assumptions used for the remeasurement were consistent with the measurement as of December 31, 2018.

Funded Status

The following table is a reconciliation of the fair value of plan assets for the year ended December 31 (in millions):

	Pension	Other Postretirement
	2019	2019

Plan assets at fair value, beginning of year	$1,656	$311
Dominion Energy Gas Restructuring	(1,084)	(126)
Employer contributions	—	12
Actual return on plan assets	129	38
Benefits paid	(15)	(8)
Plan assets at fair value, end of year	$686	$227

The following table is a reconciliation of the benefit obligations for the year ended December 31 (in millions):

	Pension	Other Postretirement
	2019	2019

Benefit obligation, beginning of year	$730	$256
Dominion Energy Gas Restructuring	(468)	(135)
Service cost	6	1
Interest cost	11	5
Actuarial loss	30	1
Settlement	1	1
Benefits paid	(15)	(8)
Benefit obligation, end of year	$295	$121

The funded status of the plans and the amounts recognized on the Consolidated Balance Sheets as of December 31 are as follows (in millions):

	Pension	Other Postretirement
	2019	2019

Plan assets at fair value, end of year	$686	$227
Less - Benefit obligation, end of year	295	121
Funded status	$391	$106

Amounts recognized on the Consolidated Balance Sheets:
Other assets	$391	$106
Amounts recognized	$391	$106

Significant assumptions used to determine benefit obligations:
Discount rate	3.63%	3.44%
Weighted average rate of increase for compensation	4.64%	n/a

The accumulated benefit obligation for the defined benefit pension plans covering Eastern Energy Gas employees represented by collective bargaining units was $279 million as of December 31, 2019.

Plan Assets

Investment Policy and Asset Allocations

DEI's overall objective for investing its pension and other postretirement plan assets is to achieve appropriate long-term rates of return commensurate with prudent levels of risk. As a participating employer in various pension plans sponsored by DEI, Eastern Energy Gas was subject to DEI's investment policies for such plans. To minimize risk, funds are broadly diversified among asset classes, investment strategies and investment advisors. The strategic target asset allocations for DEI's pension funds were 28% U.S. equity, 18% non-U.S. equity, 35% fixed income, 3% real estate and 16% other alternative investments. U.S. equity includes investments in large-cap, mid-cap and small-cap companies located in the U.S. Non-U.S. equity includes investments in large-cap and small-cap companies located outside of the U.S. including both developed and emerging markets. Fixed income includes corporate debt instruments of companies from diversified industries and U.S. Treasuries. The U.S. equity, non-U.S. equity and fixed income investments are in individual securities as well as mutual funds. Real estate includes equity real estate investment trusts and investments in partnerships. Other alternative investments include partnership investments in private equity, debt and hedge funds that follow several different strategies.

DEI also utilizes common/collective trust funds as an investment vehicle for its defined benefit plans. A common/collective trust fund is a pooled fund operated by a bank or trust company for investment of the assets of various organizations and individuals in a well-diversified portfolio. Common/collective trust funds are funds of grouped assets that follow various investment strategies.

Strategic investment policies are established for DEI's prefunded benefit plans based upon periodic asset/liability studies. Factors considered in setting the investment policy include employee demographics, liability growth rates, future discount rates, the funded status of the plans and the expected long-term rate of return on plan assets. Deviations from the plans' strategic allocation are a function of DEI's assessments regarding short-term risk and reward opportunities in the capital markets and/or short-term market movements which result in the plans' actual asset allocations varying from the strategic target asset allocations. Through periodic rebalancing, actual allocations are brought back in line with the target. Future asset/liability studies will focus on strategies to further reduce pension and other postretirement plan risk, while still achieving attractive levels of returns. Financial derivatives may be used to obtain or manage market exposures and to hedge assets and liabilities.

Fair Value Measurements

The following table presents the fair value of plan assets, by major category, for Eastern Energy Gas' defined benefit pension plan as of December 31, 2019 (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total

Cash and cash equivalents	$1	$—	$—	$1
Debt securities:
United States government obligations	2	59	—	61
Corporate obligations	3	66	—	69
Insurance contracts	—	28	—	28
Equity securities:
United States equity securities	177	—	—	177
International equity securities	114	—	—	114
Total assets in the fair value hierarchy	$297	$153	$—	450
Investment funds measured at net asset value				238
Investments at fair value				$688

(1)Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.

The following table presents the fair value of plan assets, by major category, for Eastern Energy Gas' defined benefit other postretirement plan as of December 31, 2019 (in millions):

	Input Levels for Fair Value Measurements
	Level 1(1)	Level 2(1)	Level 3(1)	Total

Equity securities:
United States equity securities	$86	$—	$—	$86
International equity securities	21	—	—	21
Total assets in the fair value hierarchy	$107	$—	$—	107
Investment funds measured at net asset value				120
Investments at fair value				$227

(1)Refer to Note 15 for additional discussion regarding the three levels of the fair value hierarchy.
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

Net Periodic Benefit Cost

Net periodic benefit cost for the plans included the following components for the years ended December 31 (in millions):

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Service cost	$5	$6	$18	$1	$1	$4
Interest cost	8	11	29	4	5	11
Expected return on plan assets	(47)	(54)	(150)	(16)	(16)	(28)
Settlement	—	1	—	—	1	—
Net amortization	5	7	19	(3)	(2)	(1)
Net periodic benefit cost (credit)	$(29)	$(29)	$(84)	$(14)	$(11)	$(14)

Significant assumptions used to determine periodic credits for the years ended December 31:

	Pension			Other Postretirement
	2020	2019	2018	2020	2019	2018

Discount rate	3.16% - 3.63%	4.10% - 4.42%	3.81%	3.44%	4.05% - 4.37%	3.81%
Expected long-term rate of return on plan assets	8.60%	8.65%	8.75%	8.50%	8.50%	8.50%
Weighted average rate of increase for compensation	4.73%	4.55%	4.11%	n/a	n/a	n/a
Healthcare cost trend rate				6.50%	6.50%	7.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)				5.00%	5.00%	5.00%
Year that the rate reached the ultimate trend rate				2026	2025	2022

Unrecognized Amounts

The portion of the funded status of the plans not yet recognized in net periodic benefit cost as of December 31 is as follows (in millions):

	Pension	Other Postretirement
	2019	2019

Net loss	$150	$44
Prior service cost (credit)	—	(49)
Total(1)	$150	$(5)

(1)As of December 31, 2019, of the $150 million related to pension benefits, $147 million is included in AOCI, with the remainder included in regulatory assets and liabilities and the $(5) million related to other postretirement benefits is included entirely in regulatory assets and liabilities.

Defined Contribution Plans

Eastern Energy Gas participated in the BHE GT&S, LLC ("BHE GT&S") defined contribution employee savings plan subsequent to the GT&S Transaction and the DEI defined contribution employee savings plans prior to the GT&S Transaction. Eastern Energy Gas' matching contributions are based on each participant's level of contribution. Contributions cannot exceed the maximum allowable for tax purposes. Eastern Energy Gas' contributions to the 401(k) plan were $4 million, $4 million and $8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(13)    Asset Retirement Obligations

Eastern Energy Gas estimates its ARO liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons, including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of the expected work.

Eastern Energy Gas does not recognize liabilities for AROs for which the fair value cannot be reasonably estimated. Due to the indeterminate removal date, the fair value of the associated liabilities on the Cove Point LNG facility, interim removal of natural gas pipelines and certain storage wells in EGTS' underground natural gas storage network cannot currently be estimated, and no amounts are recognized on the Consolidated Financial Statements other than those included in the cost of removal regulatory liability established via approved depreciation rates in accordance with accepted regulatory practices. Cost of removal regulatory liabilities totaled $88 million and $73 million as of December 31, 2020 and 2019, respectively. Eastern Energy Gas will continue to monitor operational and strategic developments to identify if sufficient information exists to reasonably estimate a retirement date for these assets.

The following table reconciles the beginning and ending balances of Eastern Energy Gas' ARO liabilities for the years ended December 31 (in millions):

	2020	2019

Beginning balance	$89	$88
Change in estimated costs	(51)	—
Additions	48	—
Retirements	(3)	(3)
Disposal of Questar Pipeline Group	(16)	—
Accretion	4	4
Ending balance	$71	$89

Reflected as:
Other current liabilities	$36	$14
Other long-term liabilities	35	75
Total ARO liability	$71	$89

(14)    Risk Management and Hedging Activities

Eastern Energy Gas is exposed to the impact of market fluctuations in commodity prices, interest rates, and foreign currency exchange rates. Eastern Energy Gas is principally exposed to natural gas market fluctuations primarily through fuel retained and used during the operation of the pipeline system as well as lost and unaccounted for gas, to interest rate risk on its outstanding variable-rate short- and long-term debt and future debt issuances, and to foreign currency exchange risk associated with Euro denominated debt. Eastern Energy Gas has established a risk management process that is designed to identify, assess, manage, mitigate, monitor and report, each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, Eastern Energy Gas uses over-the-counter commodity derivative contracts, which may include forwards, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. Eastern Energy Gas also uses over-the-counter interest rate swaps to hedge its exposure to variable interest rates on long-term debt as well as over-the-counter foreign currency swaps to hedge its exposure to principal and interest payments denominated in Euros. Eastern Energy Gas does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices.

Subsequent to the GT&S Transaction, Eastern Energy Gas has elected to offset derivative contracts where master netting arrangements allow. There have been no other significant changes in Eastern Energy Gas' accounting policies related to derivatives. Refer to Notes 2 and 15 for additional information on derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of Eastern Energy Gas' derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of December 31, 2020:
Designated as hedging contracts:
Interest rate contracts	$—	$—	$(6)	$—	$(6)
Foreign currency contracts	—	20	(2)	—	18

Not designated as hedging contracts:
Commodity contracts	—	—	(1)	—	(1)
Total	—	20	(9)	—	11

Total derivatives	—	20	(9)	—	11
Cash collateral receivable	—	—	—	—	—
Total - net basis	$—	$20	$(9)	$—	$11

As of December 31, 2019:
Designated as hedging contracts:
Interest rate contracts	$—	$—	$(30)	$(53)	$(83)
Foreign currency contracts	—	8	(3)	—	5
Total	—	8	(33)	(53)	(78)

Total derivatives	—	8	(33)	(53)	(78)
Cash collateral receivable	—	—	—	—	—
Total - net basis	$—	$8	$(33)	$(53)	$(78)

AOCI

The following table presents selected information related to losses on cash flow hedges included in AOCI in Eastern Energy Gas' Consolidated Balance Sheet as of December 31, 2020 (in millions):

	AOCI After-Tax	Amounts Expected to be Reclassified to Earnings During the Next 12 Months After-Tax	Maximum Term

Interest rate	$(45)	$(5)	288 months
Foreign currency	(6)	(2)	66 months
Total	$(51)	$(7)

The amounts that will be reclassified from AOCI to earnings will generally be offset by the recognition of the hedged transactions (e.g., interest payments) in earnings, thereby achieving the realization of prices contemplated by the underlying risk management strategies and will vary from the expected amounts presented above as a result of changes in interest rates and foreign currency exchange rates.

In July 2020, Eastern Energy Gas recorded a loss of $141 million ($105 million after-tax) in interest expense in the Consolidated Statement of Operations, for cash flow hedges of debt-related items that are probable of not occurring as a result of the GT&S Transaction. The derivatives related to these hedges were settled in October 2020 for a cash payment of $165 million.

Gains and Losses on Derivative Contracts

The following tables present the gains and losses on Eastern Energy Gas' derivatives, as well as where the associated activity is presented in its Consolidated Balance Sheets and Consolidated Statements of Operations for the years ended December 31 (in millions):

Derivatives in cash flow hedging relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)(1)	Amount of Gain (Loss) Reclassified from AOCI to Income
2020
Derivative type and location of gains (losses):
Interest rate(2)	$(104)	$(157)
Foreign currency(3)	12	25
Total	$(92)	$(132)

2019
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$4
Total commodity	$1	$4
Interest rate(2)	(68)	(5)
Foreign currency(3)	(18)	(6)
Total	$(85)	$(7)

2018
Derivative type and location of gains (losses):
Commodity:
Net income from discontinued operations		$(8)
Total commodity	$1	$(8)
Interest rate(2)	(16)	(5)
Foreign currency(3)	(6)	(13)
Total	$(21)	$(26)

(1)Amounts deferred into AOCI have no associated effect in Eastern Energy Gas' Consolidated Statements of Operations.

(2)Amounts recorded in Eastern Energy Gas' Consolidated Statements of Operations are classified in interest expense.

(3)Amounts recorded in Eastern Energy Gas' Consolidated Statements of Operations are classified in other, net.

	Amount of Gain (Loss) Recognized in Income on Derivatives
Derivatives not designated as hedging instruments	2020	2019	2018

Derivative type and location of gains (losses):
Interest rate(1)	$5	$—	$—
Commodity:
Operating revenue	(1)	—	(11)
Total	$4	$—	$(11)

(1)Amounts recorded in Eastern Energy Gas' Consolidated Statements of Operations are classified in interest expense.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of December 31 (in millions):

	Unit of
	Measure	2020	2019

Interest rate	U.S. $	500	1,300
Foreign currency	Euro €	250	250
Natural gas	Dth	5	—

Credit Risk

Eastern Energy Gas is exposed to counterparty credit risk associated with wholesale energy supply and marketing activities with other utilities, energy marketing companies, financial institutions and other market participants. Credit risk may be concentrated to the extent Eastern Energy Gas' counterparties have similar economic, industry or other characteristics and due to direct or indirect relationships among the counterparties. Before entering into a transaction, Eastern Energy Gas analyzes the financial condition of each significant wholesale counterparty, establishes limits on the amount of unsecured credit to be extended to each counterparty and evaluates the appropriateness of unsecured credit limits on an ongoing basis. To further mitigate wholesale counterparty credit risk, Eastern Energy Gas enters into netting and collateral arrangements that may include margining and cross-product netting agreements and obtains third-party guarantees, letters of credit and cash deposits. If required, Eastern Energy Gas exercises rights under these arrangements, including calling on the counterparty's credit support arrangement.

Upon the Cove Point LNG export/liquefaction facility commencing commercial operations in April 2018, the majority of Cove Point's revenue and earnings are from annual reservation payments under certain terminalling, storage and transportation contracts with ST Cove Point, LLC, a joint venture of Sumitomo Corporation and Tokyo Gas Co., LTD., and GAIL Global (USA) LNG, LLC (the "Export Customers"). If such agreements were terminated and Cove Point was unable to replace such agreements on comparable terms, there could be a material impact on results of operations, financial condition and/or cash flows.

The Export Customers comprised approximately 34% of Eastern Energy Gas' operating revenues for both of the years ended December 31, 2020 and 2019, with Eastern Energy Gas' largest customer representing approximately 17% of such amounts.

For the year ended December 31, 2020, EGTS provided service to 289 customers with approximately 98% of its storage and transportation revenue being provided through firm services. The ten largest customers provided approximately 37% of the total storage and transportation revenue and the thirty largest provided approximately 69% of the total storage and transportation revenue.

(15)    Fair Value Measurements

The carrying value of Eastern Energy Gas' cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Eastern Energy Gas has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Eastern Energy Gas has the ability to access at the measurement date.
•Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 - Unobservable inputs reflect Eastern Energy Gas' judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. Eastern Energy Gas develops these inputs based on the best information available, including its own data.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchase or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Eastern Energy Gas transacts. When quoted prices for identical contracts are not available, Eastern Energy Gas uses forward price curves. Forward price curves represent Eastern Energy Gas' estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Eastern Energy Gas bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by Eastern Energy Gas. Market price quotations are generally readily obtainable for the applicable term of Eastern Energy Gas' outstanding derivative contracts; therefore, Eastern Energy Gas' forward price curves reflect observable market quotes. Market price quotations for certain natural gas trading hubs are not as readily obtainable due to the length of the contracts. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, Eastern Energy Gas uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. All of Eastern Energy Gas' derivatives are considered Level 2 in the fair value hierarchy.

Eastern Energy Gas' long-term debt is carried at cost, including unamortized premiums, discounts and debt issuance costs as applicable, on the Consolidated Financial Statements. The fair value of Eastern Energy Gas' long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Eastern Energy Gas' variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Eastern Energy Gas' long-term debt as of December 31 (in millions):

	2020		2019
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,425	$5,012	$5,520	$5,738

(16)    Commitments and Contingencies

Environmental Laws and Regulations

Eastern Energy Gas is subject to federal, state and local laws and regulations regarding climate change, renewable portfolio standards, air and water quality, emissions performance standards, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Eastern Energy Gas' current and future operations. Eastern Energy Gas believes it is in material compliance with all applicable laws and regulations.

Air

Revisions to Ozone National Ambient Air Quality Ozone Standards

The Clean Air Act includes National Ambient Air Quality Standards ("NAAQS"). States adopt rules that ensure their air quality meets the NAAQS. In October 2015, the United States Environmental Protection Agency ("EPA") published a rule lowering the ground level ozone NAAQS for non-attainment designations. States have until August 2021 to develop plans to address the new standard. Until the states have developed implementation plans for the standard, Eastern Energy Gas is unable to predict whether or to what extent the new rules will ultimately require additional controls. The expenditures required to implement additional controls could have a material impact on Eastern Energy Gas' results of operations and cash flows.

Oil and Gas New Source Performance Standards

In August 2020, the EPA issued two final amendments related to the reconsideration of the New Source Performance Standard ("NSPS") for the oil and natural gas sector applicable to volatile organic compound and methane emissions. Together, the two amendments have the effect of rescinding the methane portion of the NSPS for all segments of the oil and natural gas sector, rescinding all NSPS for the transmission and storage segment and modifying some of the NSPS volatile organic compound requirements for facilities in the production and processing segments. The two amendments have been challenged in the United States Court of Appeals for the District of Columbia Circuit but remain in effect pending the outcome of the litigation. Eastern Energy Gas is still evaluating whether potential impacts on results of operations, financial condition and/or cash flows related to this matter will be material.

Carbon Regulations

In August 2016, the EPA issued a draft rule proposing to reaffirm that a source's obligation to obtain a prevention of significant deterioration or Title V permit for greenhouse gases ("GHG") is triggered only if such permitting requirements are first triggered by non-GHG, or conventional, pollutants that are regulated by the New Source Review program, and to set a significant emissions rate at 75,000 tons per year of carbon dioxide equivalent emissions under which a source would not be required to apply best available control technology for its GHG emissions. Until the EPA ultimately takes final action on this rulemaking, Eastern Energy Gas cannot predict the impact to its results of operations, financial condition and/or cash flows.

Other Legal Matters

Eastern Energy Gas is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. Eastern Energy Gas does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Surety Bonds

As of December 31, 2020, Eastern Energy Gas had purchased $22 million of surety bonds. Under the terms of surety bonds, BHE is obligated to indemnify the respective surety bond company for any amounts paid.

(17)    Revenue from Contracts with Customers

Eastern Energy Gas uses a single five-step model to identify and recognize revenue from contracts with customers upon transfer of control of promised goods or services in an amount that reflects the consideration to which Eastern Energy Gas expects to be entitled in exchange for those goods or services. The following table summarizes Eastern Energy Gas' energy products and services revenue by regulated and nonregulated for the years ended December 31 (in millions):

	2020	2019	2018
Customer Revenue:
Regulated:
Gas transportation and storage	$1,242	$1,300	$1,249
Wholesale	43	9	25
Other	4	7	19
Total regulated	1,289	1,316	1,293
Nonregulated	798	849	709
Total Customer Revenue	2,087	2,165	2,002
Other revenue	3	4	(6)
Total operating revenue	$2,090	$2,169	$1,996

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of December 31, 2020 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$1,575	$17,073	$18,648

(18)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income taxes, for the year ended December 31 (in millions):

	Unrecognized	Unrealized		Accumulated
	Amounts On	Losses On		Other
	Retirement	Cash Flow	Noncontrolling	Comprehensive
	Benefits	Hedges	Interests	Loss
Balance, December 31, 2017	$(75)	$(23)	$—	$(98)
Other comprehensive (loss) income	(69)	(2)	—	(71)
Balance, December 31, 2018	(144)	(25)	—	(169)
Other comprehensive income (loss)	38	(56)	—	(18)
Balance, December 31, 2019	(106)	(81)	—	(187)
Other comprehensive income	94	30	10	134
Balance, December 31, 2020	$(12)	$(51)	$10	$(53)

The following table shows the reclassifications from AOCI to net income for the year ended December 31 (in millions):

		Affected Line
		Item In The
	Amounts	Consolidated
	Reclassified	Statements of
	From AOCI	Operations
2020
Deferred (gains) and losses on derivatives-hedging activities:
Interest rate contracts	$157	Interest expense
Foreign currency contracts	(25)	Other, net
Total	132
Tax	(34)	Income tax (benefit) expense
Total, net of tax	$98
Unrecognized pension costs:
Actuarial losses	$6	Other, net
Total	6
Tax	(2)	Income tax (benefit) expense
Total, net of tax	$4

2019
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$(4)	Net income from discontinued operations
Interest rate contracts	5	Interest expense
Foreign currency contracts	6	Other, net
Total	7
Tax	(2)	Income tax (benefit) expense
Total, net of tax	$5
Unrecognized pension costs:
Actuarial losses	$7	Other, net
Total	7
Tax	(2)	Income tax (benefit) expense
Total, net of tax	$5

2018
Deferred (gains) and losses on derivatives-hedging activities:
Commodity contracts	$8	Net income from discontinued operations
Interest rate contracts	5	Interest expense
Foreign currency contracts	13	Other, net
Total	26
Tax	(7)	Income tax (benefit) expense
Total, net of tax	$19
Unrecognized pension costs:
Actuarial losses	$6	Other, net
Total	6
Tax	(2)	Income tax (benefit) expense
Total, net of tax	$4

(19)    Variable Interest Entities

The primary beneficiary of a variable interest entity ("VIE") is required to consolidate the VIE and to disclose certain information about its significant variable interests in the VIE. The primary beneficiary of a VIE is the entity that has both 1) the power to direct the activities that most significantly impact the entity's economic performance and 2) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE.

As part of the Dominion Energy Gas Restructuring, DEI contributed to Eastern Energy Gas a 75% controlling limited partner interest in Cove Point. In December 2019, DEI sold its retained 25% noncontrolling limited partner interest in Cove Point. As discussed in Note 3, as part of the GT&S Transaction, Eastern Energy Gas finalized a restructuring which included the disposition of a 50% noncontrolling interest in Cove Point to DEI, which resulted in Eastern Energy Gas owning 100% of the general partner interest and 25% of the limited partnership interest in Cove Point. Eastern Energy Gas concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. Eastern Energy Gas is the primary beneficiary of Cove Point as it has the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it.

Eastern Energy Gas purchased shared services from Carolina Gas Services, Inc. ("Carolina Gas Services") an affiliated VIE, of $12 million, $16 million and $16 million for the years ended December 31, 2020, 2019 and 2018, respectively. Eastern Energy Gas' Consolidated Balance Sheets included amounts due to Carolina Gas Services of $22 million and $9 million as of December 31, 2020 and 2019 respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities is the primary beneficiary of Carolina Gas Services as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Carolina Gas Services provides marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities has any obligation to absorb more than its allocated share of Carolina Gas Services costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Questar Pipeline Services, Inc. ("DEQPS"), an affiliated VIE, of $23 million, $33 million and $29 million for the years ended December 31, 2020, 2019 and 2018, respectively. Eastern Energy Gas' Consolidated Balance Sheet included amounts due to DEQPS of $6 million as of December 31, 2019. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DEQPS, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DEQPS provided marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DEQPS costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Services, Inc. ("DES"), an affiliated VIE, of $90 million, $119 million and $106 million for the years ended December 31, 2020, 2019 and 2018, respectively. Eastern Energy Gas' Consolidated Balance Sheets included amounts due to DES of $27 million as of December 31, 2019. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DES as neither it nor any of its consolidated entities had both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DES provided accounting, legal, finance and certain administrative and technical services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DES costs.

(20)    Noncontrolling Interests

Included in noncontrolling interests in the Consolidated Financial Statements are DEI's 50% interest in Cove Point (effective November 2020), Brookfield's 25% interest in Cove Point (effective December 2019) and the public's ownership interest in Northeast Midstream (through January 2019).

Noncontrolling Interest in Northeast Midstream

Northeast Midstream was a publicly traded master limited partnership that included common units, subordinated units, Series A Preferred Units and incentive distribution rights as its participating securities. In accordance with the partnership agreement, when the subordination period ended, all subordinated units converted into common units on a one-for-one basis and participated pro rata with the other common units in distributions.

In May 2018, all of the subordinated units of Northeast Midstream held by DEI were converted into common units on a 1:1 ratio following the payment of Northeast Midstream's distribution for the first quarter of 2018. In June 2018, DEI, as general partner, exercised an incentive distribution right reset as defined in Northeast Midstream's partnership agreement and received 27 million common units representing limited partner interests in Northeast Midstream. As a result of the increase in its ownership interest in Northeast Midstream, DEI recorded a decrease in noncontrolling interest, and a corresponding increase in shareholders' equity, of $375 million reflecting the change in the carrying value of the interest in the net assets of Northeast Midstream held by others.

In January 2019, DEI and Northeast Midstream closed on an agreement and plan of merger pursuant to which DEI acquired each outstanding common unit representing limited partner interests in Northeast Midstream not already owned by DEI through the issuance of 22.5 million shares of common stock valued at $1.6 billion. Under the terms of the agreement and plan of merger, each publicly held outstanding common unit representing limited partner interests in Northeast Midstream was converted into the right to receive 0.2492 shares of DEI common stock. Immediately prior to the closing, each Series A Preferred Unit representing limited partner interests in Northeast Midstream was converted into common units representing limited partner interests in Northeast Midstream in accordance with the terms of Northeast Midstream's partnership agreement. The merger was accounted for by DEI following the guidance for a change in a parent company's ownership interest in a consolidated subsidiary. Because DEI controlled Northeast Midstream both before and after the merger, the changes in DEI's ownership interest in Northeast Midstream were accounted for as an equity transaction and no gain or loss was recognized. In connection with the merger, DEI recognized $40 million of income taxes in equity primarily attributable to establishing additional regulatory liabilities related to excess deferred income taxes and changes in state income taxes.

Subsequent to this activity, as a result of the Dominion Energy Gas Restructuring, Eastern Energy Gas is considered to have acquired all of the outstanding partnership interests of Northeast Midstream and Northeast Midstream became a wholly-owned subsidiary of Eastern Energy Gas.

(21)    Supplemental Cash Flow Disclosures

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019 consist substantially of customer deposits. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of December 31, 2020 and December 31, 2019, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$35	$27
Restricted cash and cash equivalents	13	12
Total cash and cash equivalents and restricted cash and cash equivalents	$48	$39

The summary of supplemental cash flow disclosures as of and for the years ending December 31 is as follows (in millions):

	2020	2019	2018
Supplemental disclosure of cash flow information:
Interest paid, net of amounts capitalized	$317	$291	$162
Income taxes paid	$31	$65	$79

Supplemental disclosure of non-cash investing and financing transactions:
Accruals related to property, plant and equipment additions	$30	$25	$59
Distribution of Questar Pipeline Group	$(699)	$—	$—
Distribution of 50% interest in Cove Point	$(2,765)	$—	$—
Acquisition of Eastern Energy Gas by BHE	$343	$—	$—
Equity contributions	$—	$—	$23

(22)    Related-Party Transactions

Transactions Prior to the GT&S Transaction

Prior to the GT&S Transaction, Eastern Energy Gas engaged in related party transactions primarily with other DEI subsidiaries (affiliates). Eastern Energy Gas' receivable and payable balances with affiliates were settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Through October 31, 2020, Eastern Energy Gas was included in DEI's consolidated federal income tax return and, where applicable, combined income tax returns for DEI are filed in various states. As of December 31, 2019, Eastern Energy Gas had a net affiliated receivable of $209 million due from DEI, representing $212 million of federal income taxes receivable from DEI and $3 million of state income taxes payable to DEI. In addition, Eastern Energy Gas' Consolidated Balance Sheet as of December 31, 2019 includes $10 million of state income taxes receivable. All affiliate payables or receivables were settled with DEI prior to the closing date of the GT&S Transaction.

Eastern Energy Gas transacted with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Eastern Energy Gas provided transportation and storage services to affiliates. Eastern Energy Gas also entered into certain other contracts with affiliates, and related parties, including construction services, which were presented separately from contracts involving commodities or services. As of December 31, 2019, Eastern Energy Gas did not have any commodity derivative assets and liabilities with affiliates. See Notes 14 and 18 for more information. See Note 3 for information regarding the Dominion Energy Gas Restructuring, an affiliated transaction. Eastern Energy Gas participated in certain DEI benefit plans as described in Note 12. As of December 31, 2019, Eastern Energy Gas' amount due from DEI associated with the Dominion Energy Pension Plan and reflected in other assets on the Consolidated Balance Sheet was $326 million. Eastern Energy Gas' amount due from DEI associated with the Dominion Energy Retiree Health and Welfare Plan and reflected in other assets on the Consolidated Balance Sheet was $17 million as of December 31, 2019.

DES, Carolina Gas Services, DEQPS and other affiliates provided accounting, legal, finance and certain administrative and technical services to Eastern Energy Gas. Eastern Energy Gas provided certain services to related parties, including technical services.

The financial statements for all years presented include costs for certain general, administrative and corporate expenses assigned by DES, Carolina Gas Services and DEQPS to Eastern Energy Gas on the basis of direct and allocated methods in accordance with Eastern Energy Gas' services agreements with DES, Carolina Gas Services and DEQPS. Where costs incurred cannot be determined by specific identification, the costs were allocated based on the proportional level of effort devoted by DES, Carolina Gas Services and DEQPS resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Subsequent to the GT&S Transaction, and with the exception of Cove Point, Eastern Energy Gas' transactions with other DEI subsidiaries are no longer related-party transactions.

Presented below are Eastern Energy Gas' significant transactions with DES, Carolina Gas Services, DEQPS and other affiliated and related parties for the years ended December 31 (in millions):

	2020	2019	2018
Sales of natural gas and transportation and storage services	$207	$249	$168
Purchases of natural gas and transportation and storage services	10	12	—
Services provided by related parties(1)	129	226	169
Services provided to related parties(2)	83	164	260
(1)Includes capitalized expenditures of $14 million, $19 million and $37 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(2)Includes amounts attributable to Atlantic Coast Pipeline, a related-party VIE prior to the GT&S Transaction. See below for more information.

The following table presents affiliated and related party balances as of December 31 (in millions):

2019
Other receivables(1)	$7
Imbalances receivable from affiliates(2)	8
Imbalances payable to affiliates(3)	1
Other assets	12
(1)Represents amounts due from Atlantic Coast Pipeline.

(2)Amounts are presented in other current assets on the Consolidated Balance Sheet.

(3)Amounts are presented in other current liabilities on the Consolidated Balance Sheet.

EGTS provided services to Atlantic Coast Pipeline, which totaled $46 million, $103 million and $203 million for the years ended December 31, 2020, 2019 and 2018, respectively, included in operating revenue in the Consolidated Statements of Operations.

Trade receivables, net as of December 31, 2019 included $22 million of accrued unbilled revenue, respectively. This revenue is based on estimated amounts of services provided but not yet billed to various affiliates.

Interest income related to the affiliated notes receivable under the DEI money pool was $3 million for the year ended December 31, 2020.

Interest income on affiliated notes receivable from East Ohio and EGP borrowings under intercompany revolving credit agreements with Eastern Energy Gas was $14 million and $15 million for the years ended December 31, 2019 and 2018, respectively.

In 2018, in connection with the closing of a $3.0 billion term loan, Cove Point loaned DEI $3.0 billion in exchange for a promissory note. Interest income related to DEI's borrowing was $82 million and $21 million for the years ended December 31, 2019 and 2018, respectively. In September 2019, DEI repaid the promissory note to Cove Point and the proceeds were used by Cove Point to repay its $3.0 billion term loan.

Eastern Energy Gas' affiliated notes receivable from DEI totaled $1.8 billion as of December 31, 2019. In August 2020, DEI repaid the remaining principal balance outstanding. Interest income on the promissory notes was $32 million and $5 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2019, Eastern Energy Gas' affiliated notes receivable from East Ohio totaled $1.7 billion. In June 2020, East Ohio repaid the remaining principal balance outstanding. Interest income on these promissory notes was $33 million, $72 million and $64 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Eastern Energy Gas' borrowings under an intercompany revolving credit agreement with DEI totaled $251 million as of December 31, 2019, with a weighted average interest rate of 2.02%. Interest charges related to Eastern Energy Gas' total borrowings from DEI were $3 million, $3 million and less than $1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest charges related to DCP's total borrowings from DEI totaled $94 million and $96 million for the years ended December 31, 2019 and 2018, respectively.

DCP had borrowings of $9 million with DES as of December 31, 2019, with a weighted-average interest rate of 3.85%. Interest related to DCP's total borrowings from DES totaled $3 million, $3 million and $1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest charges related to Northeast Midstream's promissory note with DEI were $10 million for the year ended December 31, 2019.

For the years ended December 31, 2020, 2019 and 2018, Eastern Energy Gas, including entities acquired in the Dominion Energy Gas Restructuring, distributed $4.3 billion, $603 million and $230 million to DEI, respectively.

Transactions Subsequent to the GT&S Transaction

Eastern Energy Gas is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $20 million as of December 31, 2020. Eastern Energy Gas received net cash receipts for federal and state income taxes from BHE totaling $76 million for the year ended December 31, 2020.

DEI, BHE, MidAmerican Energy, Northern Natural Gas Company and other related parties provided accounting, human resources, information technology and certain other administrative and technical services to Eastern Energy Gas, which totaled $4 million for the year ended December 31, 2020. Eastern Energy Gas provided certain services to affiliates, including administrative and technical services, which totaled $7 million for the year ended December 31, 2020. Eastern Energy Gas also provided transportation and storage services to affiliates, which totaled $4 million for the year ended December 31, 2020. Other assets included amounts due from an affiliate of $7 million as of December 31, 2020.

Eastern Energy Gas has a $400 million intercompany revolving credit agreement from its parent, BHE GT&S, expiring in November 2021. The credit facility, which is for general corporate purposes and provide for the issuance of letters of credit, has a variable interest rate based on London Interbank Offered Rate ("LIBOR") plus a fixed spread. As of December 31, 2020, $9 million was outstanding under the credit agreement, with a weighted average interest rate of 0.55%.

BHE GT&S has a $200 million intercompany revolving credit agreement from Eastern Energy Gas expiring in December 2021. The credit agreement has a variable interest rate based on LIBOR plus a fixed spread. As of December 31, 2020, $124 million was outstanding under the credit agreement.

Eastern Energy Gas participates in certain MidAmerican Energy benefit plans as described in Note 12. As of December 31, 2020, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheet was $115 million.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

At the end of the period covered by this Annual Report on Form 10-K, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except as noted below.

As a result of Berkshire Hathaway Energy Company's acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy, Inc. and Dominion Energy Questar Corporation, exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "GT&S Transaction" or "GT&S Entities") on November 1, 2020, Berkshire Hathaway Energy Company has expanded its internal control over financial reporting to include consolidation of the GT&S Entities financial statements, as well as acquisition related accounting and disclosures.

Management's Report on Internal Control over Financial Reporting

Management of each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC, respectively, is responsible for establishing and maintaining, for such entity, adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of management for each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, such management conducted an evaluation for the relevant entity of the effectiveness of internal control over financial reporting as of December 31, 2020, as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, management for each such respective entity used the criteria set forth in the framework in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in "Internal Control - Integrated Framework (2013)," management for each such respective entity concluded that internal control over financial reporting for such entity was effective as of December 31, 2020.

On November 1, 2020, Berkshire Hathaway Energy Company completed the acquisition of the GT&S Entities. In conducting its evaluation of the effectiveness of its internal control over financial reporting, Berkshire Hathaway Energy Company's management elected to exclude the GT&S Entities from this evaluation as permitted under United States Securities and Exchange Commission rules. The GT&S Entities constituted 10.5% of total consolidated assets as of December 31, 2020, and 1.1% of total consolidated net income attributable to BHE shareholders for the year ended December 31, 2020.

Berkshire Hathaway Energy Company	PacifiCorp	MidAmerican Funding, LLC
February 26, 2021	February 26, 2021	February 26, 2021

MidAmerican Energy Company	Nevada Power Company	Sierra Pacific Power Company
February 26, 2021	February 26, 2021	February 26, 2021

Eastern Energy Gas Holdings, LLC
February 26, 2021

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER, SIERRA PACIFIC AND EASTERN ENERGY GAS

Information required by Item 10 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

PacifiCorp is an indirect subsidiary of BHE, and its directors consist of executive management from both BHE and PacifiCorp. Each director was elected based on individual responsibilities, experience in the energy industry and functional expertise. There are no family relationships among the executive officers, nor any arrangements or understandings between any executive officer and any other person pursuant to which the executive officer was appointed. Set forth below is certain information, as of January 31, 2021, with respect to the current directors and executive officers of PacifiCorp:

WILLIAM J. FEHRMAN, 60, Chairman of the Board of Directors and Chief Executive Officer since January 2018. Mr. Fehrman has also been President, Chief Executive Officer and director of BHE since January 2018. Mr. Fehrman was Chief Executive Officer of MidAmerican Energy Company from 2008 to January 2018 and President and director from 2007 to January 2018. Mr. Fehrman joined BHE in 2006 and has extensive executive management experience in the energy industry with strong regulatory and operational skills.

STEFAN A. BIRD, 54, President and Chief Executive Officer of Pacific Power and director since 2015. Mr. Bird was Senior Vice President, Commercial and Trading, of PacifiCorp from 2007 to 2014. Mr. Bird joined BHE in 1998 and has significant operational, public policy and leadership experience in the energy industry, including expertise in energy supply management, resource acquisition and federal and state regulatory matters.

GARY W. HOOGEVEEN, 52, Director since November 2018, President since June 2018 and Chief Executive Officer since November 2018 of Rocky Mountain Power. Prior to his current positions, Mr. Hoogeveen served as Senior Vice President and Chief Commercial Officer of Rocky Mountain Power since November 2014 and President and CEO of Kern River Gas Transmission Company from 2010 to 2014. He joined Kern River after serving as Vice President of Customer Service and Business Development for Northern Natural Gas Company. Prior to joining Northern Natural Gas Company, Mr. Hoogeveen held various management positions at Berkshire Hathaway Energy, joining BHE in 2000. He has significant operational, public policy and leadership experience in both the electricity and natural gas industries, including customer, regulatory and government relations.

NIKKI L. KOBLIHA, 48, Vice President and Chief Financial Officer since 2015 and Treasurer and director since 2017. Ms. Kobliha joined PacifiCorp in 1997 and has significant financial, accounting and leadership experience in the energy industry, including expertise in financial reporting to the SEC and FERC.

CALVIN D. HAACK, 52, Director since May 2020. Mr. Haack has been Senior Vice President and Chief Financial Officer of BHE since March 2020 and was Vice President and Treasurer of BHE from 2010 to 2020. Mr. Haack joined BHE in 1997 and has significant financial experience, including expertise in mergers and acquisitions, accounting, treasury and tax functions. Mr. Haack is also a manager of MidAmerican Funding, LLC.

NATALIE L. HOCKEN, 51, Director since 2007. Ms. Hocken has been Senior Vice President and General Counsel of BHE since 2015 and Corporate Secretary since 2017. Ms. Hocken was Senior Vice President, Transmission and System Operations of PacifiCorp from 2012 to 2015 and Vice President and General Counsel of Pacific Power from 2007 to 2012. Ms. Hocken joined PacifiCorp in 2002 and has significant experience in the utility industry, including expertise in transmission, legal matters and federal and state regulatory matters. Ms. Hocken is also a manager of MidAmerican Funding, LLC.

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

Audit Committee and Audit Committee Financial Expert

During the year ended December 31, 2020, and as of the date of this Annual Report on Form 10-K, PacifiCorp's Board of Directors did not have an audit committee. PacifiCorp is not required to have an audit committee as its common stock is indirectly and wholly owned by BHE. However, the audit committee of BHE acts as the audit committee for PacifiCorp.

Code of Ethics

PacifiCorp has adopted a code of ethics that applies to its principal executive officer, its principal financial and accounting officer, or persons acting in such capacities, and certain other covered officers. The code of ethics is incorporated by reference in the exhibits to this Annual Report on Form 10-K.

Item 11.    Executive Compensation

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER, SIERRA PACIFIC AND EASTERN ENERGY GAS

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

Discussion and Analysis of Specific Compensation Elements

Base Salary

PacifiCorp determines base salaries for all of its NEOs, other than the Chairman and CEO, by reviewing its overall performance, and each NEO's performance, the value each NEO brings to PacifiCorp and general labor market conditions. While base salary provides a base level of compensation intended to be competitive with the external market, the annual base salary adjustment for each NEO, other than the Chairman and CEO, is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. All merit increases are approved by the Chairman and CEO and take effect in the last payroll period of the year. An increase or decrease in base salary may also result from a promotion or other significant change in a NEO's responsibilities during the year. For 2020, base salaries for all NEOs, other than the Chairman and CEO, increased on average by 4.36% effective December 26, 2019, reflecting merit increases.

Short-Term Incentive Compensation

The objective of short-term incentive compensation is to reward the achievement of significant annual corporate and business unit goals while also providing NEOs with competitive total cash compensation.

Annual Incentive Plan

Under PacifiCorp's Annual Incentive Plan, or AIP, all NEOs, other than the Chairman and CEO, are eligible to earn an annual discretionary cash incentive award, which is determined on a subjective basis at the Chairman and CEO's sole discretion and is not based on a specific formula or cap. The Chairman and CEO considers a variety of factors in determining each NEO's annual incentive award including the NEO's performance, PacifiCorp's overall performance and each NEO's contribution to that overall performance. The Chairman and CEO evaluates performance using financial and non-financial objectives, including customer service, employee commitment, environmental respect, regulatory integrity, operational excellence and financial strength, as well as the NEO's response to issues and opportunities that arise during the year. No factor was individually material to the Chairman and CEO's determination regarding the amounts paid to each NEO under the AIP for 2020. Approved awards are paid prior to year-end.

Performance Awards

In addition to the annual awards under the AIP, PacifiCorp may grant cash performance awards periodically during the year to one or more NEOs, other than the Chairman and CEO, to reward the accomplishment of significant non-recurring tasks or projects. These awards are discretionary and are approved by the Chairman and CEO. In 2020, a cash performance award was granted to Ms. Kobliha in recognition of her outstanding efforts.

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

William J. Fehrman

Summary Compensation Table

The following table sets forth information regarding compensation earned by each of PacifiCorp's NEOs during the years indicated:

				Change in
				Pension
				Value and
				Nonqualified
				Deferred
				Compensation	All Other
Name and Principal Position	Year	Base Salary	Bonus (1)	Earnings(2)	Compensation (3)	Total (4)

William J. Fehrman(5)	2020	$—	$—	$—	$—	$—
Chairman of the Board of Directors	2019	—	—	—	—	—
and Chief Executive Officer	2018	—	—	—	—	—

Stefan A. Bird	2020	375,000	1,327,839	17,723	33,479	1,754,041
President and Chief Executive	2019	365,000	1,286,958	10,152	31,845	1,693,955
Officer, Pacific Power	2018	355,000	1,058,696	29,549	31,633	1,474,878

Gary W. Hoogeveen(6)	2020	361,080	1,109,713	—	32,690	1,503,483
President and Chief Executive	2019	350,000	964,837	—	32,731	1,347,568
Officer, Rocky Mountain Power	2018	315,570	898,733	—	32,484	1,246,787

Nikki L. Kobliha	2020	262,260	330,510	37,438	32,286	662,494
Vice President, Chief Financial	2019	239,571	243,289	33,825	31,391	548,076
Officer and Treasurer	2018	224,510	190,045	—	30,804	445,359

(1)Consists of annual cash incentive awards earned pursuant to the AIP for PacifiCorp's NEOs, performance awards, and the vesting of LTIP awards and associated vested earnings. The breakout for 2020 is as follows:

			LTIP
		Performance	Vested	Vested
	AIP	Award	Awards	Earnings	Total
Stefan A. Bird	$550,000	$—	$717,500	$60,339	$777,839
Gary W. Hoogeveen	550,000	—	394,500	165,213	559,713
Nikki L. Kobliha	87,529	40,000	142,125	60,856	202,981

The ultimate payouts of LTIP awards are undeterminable as the amounts to be paid out may increase or decrease depending on investment performance. BHE's Chairman and PacifiCorp's Presidents establish the award categories for determining LTIP awards based on net income target goals or other criteria. In 2020, the gross award was subjectively determined at the discretion of the BHE Chairman and PacifiCorp's Presidents based on the overall achievement of PacifiCorp's financial and non-financial objectives including customer service, employee commitment and safety, environmental respect, regulatory integrity, operational excellence and financial strength.
(2)Amounts are based upon the aggregate increase in the actuarial present value of all qualified and nonqualified defined benefit plans, which includes the Retirement Plan. Refer to the Pension Benefits table below for a discussion of the assumptions used in calculating these amounts. No participant in PacifiCorp's nonqualified deferred compensation plans earned "above market" or "preferential" earnings on amounts deferred.
(3)Amounts consist of PacifiCorp K Plus Employee Savings Plan, or 401(k) Plan, contributions PacifiCorp paid on behalf of the NEOs, except for Mr. Bird for whom PacifiCorp also includes an amount paid for a tax gross-up with respect to a personal benefit with a value less than $10,000.
(4)Any amounts voluntarily deferred by the NEO, if applicable, are included in the appropriate column in the Summary Compensation Table.
(5)On January 10, 2018, Mr. William J. Fehrman was elected as PacifiCorp's Chairman of the Board of Directors and Chief Executive Officer. Mr. Fehrman receives no direct compensation from PacifiCorp. PacifiCorp reimburses BHE for the cost of Mr. Fehrman's time spent on matters supporting PacifiCorp, including compensation paid to him by BHE, pursuant to an intercompany administrative services agreement among BHE and its subsidiaries. In 2020, PacifiCorp reimbursed BHE $277,908 for the cost of Mr. Fehrman's time spent on matters supporting PacifiCorp pursuant to the intercompany administrative services agreement.
(6)Mr. Gary W. Hoogeveen was named Rocky Mountain Power's president effective June 1, 2018 and Rocky Mountain Power's chief executive officer effective November 28, 2018.
Pension Benefits

The following table sets forth certain information regarding the defined benefit pension plan accounts held by each of PacifiCorp's NEOs as of December 31, 2020:

		Number of years of	Present value of
Name	Plan name	credited service	accumulated benefits (1)

William J. Fehrman	n/a	n/a	n/a
Stefan A. Bird	Retirement	10 years	$234,649
Gary W. Hoogeveen	n/a	n/a	n/a
Nikki L. Kobliha	Retirement	12 years	183,412

(1)Amounts are computed using assumptions, other than the expected retirement age, consistent with those used in preparing the related pension disclosures in the Notes to Consolidated Financial Statements of PacifiCorp in Item 8 of this Form 10-K and are as of December 31, 2020, which is the measurement date for the plans. The expected retirement age assumption has been determined in accordance with Instruction 2 to Item 402(h)(2) of Regulation S-K. For the Retirement Plan calculations of the present value of accumulated benefits, the following assumptions were used: 80% lump sum payment; 20% joint and 100% survivor annuity if participant is married and 20% single life annuity if participant is single. The present value assumptions used in calculating the present value of accumulated benefits for the Retirement Plan were as follows: a discount rate of 2.50%; an expected retirement age of 65; cash balance interest crediting assumption of 0.82% for 2021 and 2022, and 2.00% thereafter; postretirement mortality using the RP-2014 gender specific tables, adjusted for BHE credibility weighted experience, translated to 2011 using MP-2014; generational mortality improvements from 2011 forward based on MP-2020; a lump sum interest rate of 2.50%; and lump sum mortality using the unisex tables set forth in IRC 417(e)(3) for the upcoming fiscal year with mortality improvements determined using MP-2019.

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

The Retirement Plan was restated effective June 1, 2007 to change from a traditional final average pay formula as described above to a cash balance formula for non-union participants. Benefits under the final average pay formula were frozen as of May 31, 2007, and no future benefits will accrue under that formula for non-union participants. Under the cash balance formula, benefits are based on pay credits to each participant's account of 6.5% (5.0% for employees hired after June 30, 2006 and before January 1, 2008) of eligible compensation. In addition, through August 1, 2009, there was a pay credit of 4% of eligible compensation in excess of the Social Security Wage Base. Interest is also credited to each participant's account. Employees who were age 40 or older as of May 31, 2007 received certain additional transition pay credits for five years from the effective date of the Retirement Plan restatement.

Participants in the Retirement Plan are entitled to receive full benefits upon retirement on or after age 65. Such participants are also entitled to receive reduced benefits upon early retirement after age 55 with at least five years of service or when age plus years of service equals 75.

The Retirement Plan was closed to non-union employees hired after December 31, 2007 (which includes Mr. Hoogeveen). In 2008, non-union employee participants in the Retirement Plan were offered the option to continue to receive pay credits in the Retirement Plan or receive equivalent fixed contributions to the 401(k) Plan with any such election becoming effective January 1, 2009. Ms. Kobliha elected the equivalent fixed 401(k) contribution option and, therefore, no longer receives pay credits in the Retirement Plan. In 2017, the Retirement Plan was frozen for the remainder of the non-union employees who had participated (which includes Mr. Bird) with pay credits equivalent to those received in the Retirement Plan allocated into the 401(k) Plan. Mr. Bird and Ms. Kobliha continue to receive interest credits in the Retirement Plan.

Nonqualified Deferred Compensation

The following table sets forth certain information regarding the nonqualified deferred compensation plan accounts held by each of PacifiCorp's NEOs as of December 31, 2020:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions	contributions	earnings/losses	withdrawals/	balance as of
Name	in 2020(1)(2)	in 2020	in 2020	distributions	December 31, 2020

William J. Fehrman	$—	$—	$—	$—	$—
Stefan A. Bird	—	—	—	—	—
Gary W. Hoogeveen	200,262	—	431,495	—	3,156,326
Nikki L. Kobliha	176,349	—	12,418	—	240,127
(1)The executive contribution amount shown for Mr. Hoogeveen represents a deferral of $200,262 of his 2017 LTIP award which was deferred in 2020. $139,109 of the deferred 2017 LTIP award is included in the 2020 total compensation reported for him in the Summary Compensation Table and is not additional compensation. The remaining LTIP award was earned prior to 2020.
(2)The executive contribution amount shown for Ms. Kobliha represents a deferral of $44,995 of her 2020 compensation and a deferral of $131,354 of her 2017 LTIP award which was deferred in 2020. $43,821 of the deferred 2017 LTIP award is included in the 2020 total compensation reported for her in the Summary Compensation Table and is not additional compensation. The remaining LTIP award was earned prior to 2020.
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

The following table sets forth the estimated increase in the present value of benefits pursuant to the termination scenarios indicated for PacifiCorp's NEOs, other than Mr. Fehrman. Payments or benefits that are not enhanced in form or amount upon the occurrence of a particular termination scenario, which include 401(k) and nonqualified deferred compensation account balances and those portions of long-term incentive payments that would have otherwise been paid, are not included herein. All estimated payments reflected in the table below assume termination on December 31, 2020 and are payable as lump sums unless otherwise noted.

Termination Scenario	Incentive (1)	Pension (2)

Stefan A. Bird:
Retirement, Voluntary and Involuntary With or Without Cause	$—	$14,335
Death and Disability	1,084,155	14,335
Gary W. Hoogeveen:
Retirement, Voluntary and Involuntary With or Without Cause	—	n/a
Death and Disability	728,545	n/a
Nikki L. Kobliha:
Retirement, Voluntary and Involuntary With or Without Cause	—	—
Death and Disability	267,244	—

(1)Amounts represent the unvested portion of each NEO's LTIP account, which becomes 100% vested under certain circumstances.
(2)Pension values represent the excess of the present value of benefits payable under each termination scenario over the amount already reflected in the Pension Benefits table.
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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER, SIERRA PACIFIC AND EASTERN ENERGY GAS

Information required by Item 12 is omitted pursuant to General Instruction I(2)(c) to Form 10-K.

PACIFICORP

Beneficial Ownership

PacifiCorp is a consolidated subsidiary of BHE. PacifiCorp's common stock is indirectly owned by BHE, 666 Grand Avenue, Suite 500, Des Moines, Iowa 50309-2580. BHE is a consolidated subsidiary of Berkshire Hathaway that, as of January 31, 2021, owns 91.1% of BHE's common stock. The balance of BHE's common stock is beneficially owned by Walter Scott, Jr. (along with his family members and related or affiliated entities), a member of BHE's Board of Directors, and Gregory E. Abel, BHE's Chairman.

None of PacifiCorp's executive officers or directors owns shares of its preferred stock. The following table sets forth certain information regarding the beneficial ownership of BHE's common stock and the Class A and Class B shares of Berkshire Hathaway common stock held by each of PacifiCorp's directors, executive officers and all of its directors and executive officers as a group as of January 31, 2021:

	BHE		Berkshire Hathaway
	Common Stock		Class A Common Stock		Class B Common Stock
Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)	Number of Shares Beneficially Owned(1)	Percentage of Class(1)

William J. Fehrman	—	—	—	—	—	—
Stefan A. Bird	—	—	—	—	—	—
Calvin D. Haack	—	—	—	—	—	—
Natalie L. Hocken	—	—	—	—	—	—
Nikki L. Kobliha	—	—	—	—	—	—
Gary W. Hoogeveen	—	—	—	—	502	*
All executive officers and directors as a group (6 persons)	—	—	—	—	502	*

*    Indicates beneficial ownership of less than one percent of all outstanding shares.
(1)Includes shares of which the listed beneficial owner is deemed to have the right to acquire beneficial ownership under Rule 13d-3(d) under the Securities Exchange Act, including, among other things, shares which the listed beneficial owner has the right to acquire within 60 days.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN FUNDING, MIDAMERICAN ENERGY, NEVADA POWER, SIERRA PACIFIC AND EASTERN ENERGY GAS

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

Item 14.    Principal Accountant Fees and Services

The following table shows the fees paid or accrued by each Registrant for audit and audit-related services and fees paid for tax and all other services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates (collectively, the "Deloitte Entities") for each of the last two years (in millions):

	Berkshire
	Hathaway		MidAmerican	MidAmerican	Nevada	Sierra	Eastern
	Energy(1)	PacifiCorp	Funding(1)	Energy	Power	Pacific	Energy Gas
2020
Audit fees(2)	$10.6	$1.5	$1.1	$1.0	$0.9	$0.9	$0.8
Audit-related fees(3)	0.7	0.1	0.2	0.2	—	—	0.4
Tax fees(4)	0.1	—	—	—	—	—	—
Total	$11.4	$1.6	$1.3	$1.2	$0.9	$0.9	$1.2

2019
Audit fees(2)	$9.7	$1.5	$1.4	$1.2	$0.9	$0.9	$2.3
Audit-related fees(3)	0.9	0.4	0.2	0.2	—	—	0.3
Tax fees(4)	0.1	—	—	—	—	—	—
Total	$10.7	$1.9	$1.6	$1.4	$0.9	$0.9	$2.6

(1)The reported fees for Berkshire Hathaway Energy include those fees reported for PacifiCorp, MidAmerican Funding, Nevada Power, Sierra Pacific and Eastern Energy Gas (since November 1, 2020 acquisition date totaling $0.9 million) while the reported fees for MidAmerican Funding include those fees reported for MidAmerican Energy.
(2)Audit fees include fees for the audit of the consolidated financial statements and interim reviews of the quarterly financial statements for each Registrant, audit services provided in connection with required statutory audits of certain of BHE's subsidiaries and comfort letters, consents and other services related to SEC matters for each Registrant.
(3)Audit-related fees primarily include fees for assurance and related services for any other statutory or regulatory requirements, audits of certain employee benefit plans and consultations on various accounting and reporting matters.
(4)Tax fees include fees for services relating to tax compliance, tax planning and tax advice. These services include assistance regarding federal, state and international tax compliance, tax return preparation and tax audits.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

	(1)	Financial Statements

		The financial statements of all Registrants are included in their respective Item 8 of this Form 10-K.	102

	(2)	Financial Statement Schedules

		BHE Parent Company Only Condensed Financial Statements (Schedule I)	475
		BHE Valuation and Qualifying Accounts (Schedule II)	480
		MidAmerican Funding, LLC Parent Company Only Condensed Financial Statements (Schedule I)	481
		MidAmerican Energy Company Valuation and Qualifying Accounts (Schedule II)	484
		MidAmerican Funding, LLC and Subsidiaries; Consolidated Valuation and Qualifying Accounts (Schedule II)	485

		Schedules not listed above have been omitted because they are either not applicable, not required or the information required to be set forth therein is included on the Consolidated Financial Statements or notes thereto.

	(3)	Management contracts or compensatory plans are identified by an asterisk in the Exhibit Index filed as part of this Annual Report.	486

(b)	Exhibits

	The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.		486

Item 16.    Form 10-K Summary

None.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$623	$13
Accounts receivable - affiliate	96	87
Notes receivable - affiliate	177	181
Income tax receivable	19	3
Other current assets	1,301	8
Total current assets	2,216	292

Investments in subsidiaries	48,654	40,204
Other investments	6,103	1,300
Goodwill	1,221	1,221
Other assets	488	695

Total assets	$58,682	$43,712
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and other current liabilities	$341	$194
Notes payable - affiliate	200	240
Short-term debt	—	1,590
Current portion of BHE senior debt	450	350
Total current liabilities	991	2,374

BHE senior debt	12,997	8,231
BHE junior subordinated debentures	100	100
Notes payable - affiliate	116	2
Other long-term liabilities	1,468	530
Total liabilities	15,672	11,237

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 4 shares issued and outstanding	3,750	—
Common stock - 115 shares authorized, no par value, 76 and 77 shares issued and outstanding	—	—
Additional paid-in capital	6,377	6,389
Long-term income tax receivable	(658)	(530)
Retained earnings	35,093	28,296
Accumulated other comprehensive loss, net	(1,552)	(1,706)
Total BHE shareholders' equity	43,010	32,449
Noncontrolling interest	—	26
Total equity	43,010	32,475

Total liabilities and equity	$58,682	$43,712

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Operating expenses:
General and administration	$57	$49	$21
Depreciation and amortization	4	5	4
Total operating expenses	61	54	25

Operating loss	(61)	(54)	(25)

Other income (expense):
Interest expense	(527)	(452)	(438)
Other, net	4,789	(271)	(537)
Total other income (expense)	4,262	(723)	(975)

Income (loss) before income tax expense (benefit) and equity income	4,201	(777)	(1,000)
Income tax expense (benefit)	1,089	(312)	(513)
Equity income	3,832	3,419	3,058
Net income	6,944	2,954	2,571
Net income attributable to noncontrolling interest	1	3	3
Net income attributable to BHE shareholders	$6,943	$2,951	$2,568
Preferred dividends	26	—	—
Earnings on common shares	$6,917	$2,951	$2,568

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Net income	$6,944	$2,954	$2,571
Other comprehensive income (loss), net of tax	153	239	(462)
Comprehensive income	7,097	3,193	2,109
Comprehensive income attributable to noncontrolling interests	1	3	3
Comprehensive income attributable to BHE shareholders	$7,096	$3,190	$2,106

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
BERKSHIRE HATHAWAY ENERGY COMPANY
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018

Cash flows from operating activities	$1,639	$1,780	$1,885

Cash flows from investing activities:
Investments in subsidiaries	(6,422)	(1,972)	(1,791)
Purchases of investments	(1,345)	(42)	(44)
Proceeds from sale of investments	22	42	45
Notes receivable from affiliate, net	(121)	(112)	(72)
Other, net	(20)	(5)	(22)
Net cash flows from investing activities	(7,886)	(2,089)	(1,884)

Cash flows from financing activities:
Proceeds from BHE senior debt	5,212	—	3,166
Repayments of BHE senior debt	(350)	—	(1,045)
Proceeds from issuance of preferred stock	3,750	—	—
Common stock purchases	(126)	(293)	(107)
Net (repayments of) proceeds from short-term debt	(1,590)	607	(2,348)
Other, net	(39)	(1)	(4)
Net cash flows from financing activities	6,857	313	(338)

Net change in cash and cash equivalents	610	4	(337)
Cash and cash equivalents at beginning of year	13	9	346
Cash and cash equivalents at end of year	$623	$13	$9

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

Other investments - BHE's investment in BYD Company Limited ("BYD") common stock is accounted for as a marketable security with changes in fair value recognized in net income. As of December 31, 2020 and 2019, the fair value of BHE's investment in BYD common stock was $5,897 million and $1,122 million.

Dividends and distributions from subsidiaries - Cash dividends paid to BHE by its subsidiaries for the years ended December 31, 2020, 2019 and 2018 were $2.0 billion, $2.0 billion and $2.3 billion, respectively. In January and February 2021, BHE received cash dividends from its subsidiaries totaling $131 million.

Guarantees and commitments - BHE has issued guarantees and letters of credit in respect of subsidiary and equity method investments aggregating $1.3 billion and commitments, subject to satisfaction of certain specified conditions, to provide equity contributions in support of renewable tax equity investments totaling $563 million.

See the notes to the consolidated BHE financial statements in Part II, Item 8 for other disclosures regarding long-term obligations (Notes 9, 10 and 11) and shareholders' equity (Note 18).

Schedule II
BERKSHIRE HATHAWAY ENERGY COMPANY
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2020
(Amounts in millions)

	Column B	Column C			Column E
	Balance at	Charged			Balance
Column A	Beginning	to	Acquisition	Column D	at End
Description	of Year	Income	Reserves	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:

Reserve for uncollectible accounts receivable:
Year ended 2020	$44	$56	$5	$(28)	$77
Year ended 2019	42	47	—	(45)	44
Year ended 2018	40	43	—	(41)	42

Reserves Not Deducted From Assets(1):
Year ended 2020	$12	$3	$—	$(4)	$11
Year ended 2019	13	4	—	(5)	12
Year ended 2018	13	6	—	(6)	13

The notes to the consolidated BHE financial statements are an integral part of this financial statement schedule.

(1)Reserves not deducted from assets relate primarily to estimated liabilities for losses retained by BHE for workers compensation, public liability and property damage claims.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED BALANCE SHEETS
(Amounts in millions)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Receivables from affiliates	$1	$2

Investments in and advances to subsidiaries	9,176	8,346

Total assets	$9,177	$8,348

LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Interest accrued and other current liabilities	$5	$6

Payable to affiliate	13	1
Long-term debt	240	240
Total liabilities	258	247

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	7,240	6,422
Total member's equity	8,919	8,101

Total liabilities and member's equity	$9,177	$8,348

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF OPERATIONS
(Amounts in millions)

	Years Ended December 31,
	2020	2019	2018

Other income and (expense):
Interest expense	$(16)	$(16)	$(16)
Loss before income taxes	(16)	(16)	(16)
Income tax benefit	(5)	(5)	(5)
Equity in undistributed earnings of subsidiaries	829	792	680
Net income	$818	$781	$669

The accompanying notes are an integral part of this financial statement schedule.

MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended December 31,
	2020	2019	2018

Net cash flows from operating activities	$(12)	$(12)	$2

Net cash flows from investing activities	—	—	—

Net cash flows from financing activities:
Net change in amounts payable to subsidiary	12	12	(2)
Net cash flows from financing activities	12	12	(2)

Net change in cash and cash equivalents	—	—	—
Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$—	$—	$—

The accompanying notes are an integral part of this financial statement schedule.

Schedule I
MIDAMERICAN FUNDING, LLC
PARENT COMPANY ONLY
NOTES TO CONDENSED FINANCIAL STATEMENTS

Incorporated by reference are MidAmerican Funding, LLC and Subsidiaries Consolidated Statements of Changes in Equity for the three years ended December 31, 2020 in Part II, Item 8.

Basis of Presentation - The condensed financial information of MidAmerican Funding, LLC's ("MidAmerican Funding's") investments in subsidiaries is presented under the equity method of accounting. Under this method, the assets and liabilities of subsidiaries are not consolidated. The investments in and advances to subsidiaries are recorded on the Condensed Balance Sheets. The income from operations of the subsidiaries is reported on a net basis as equity in undistributed earnings of subsidiary companies on the Condensed Statements of Operations. The Condensed Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the years ended December 31, 2020, 2019 and 2018.

Payable to Affiliate - MHC, Inc. ("MHC") settles all obligations of MidAmerican Funding including primarily interest costs on, and repayments of, MidAmerican Funding's long-term debt and income taxes. MHC paid $12 million and $12 million in 2020 and 2019, respectively, and received $2 million in 2018 on behalf of MidAmerican Funding. In 2019, MHC transferred to MidAmerican Funding $440 million of its receivable from MidAmerican Funding in the form of a dividend.

Distribution to Parent - In 2019, MidAmerican Funding recorded a noncash dividend of $8 million for the transfer to BHE of corporate aircraft owned by MHC.

See the notes to the consolidated MidAmerican Funding financial statements in Part II, Item 8 for other disclosures.

Schedule II
MIDAMERICAN ENERGY COMPANY
VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2020
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2020	$5	$12	$(5)	$12

Year ended 2019	$7	$9	$(11)	$5

Year ended 2018	$7	$8	$(8)	$7

Reserves Not Deducted From Assets(1):

Year ended 2020	$12	$3	$(4)	$11

Year ended 2019	$13	$4	$(5)	$12

Year ended 2018	$13	$6	$(6)	$13
(1)Reserves not deducted from assets include estimated liabilities for losses retained by MidAmerican Energy for workers compensation, public liability and property damage claims.

Schedule II
MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2020
(Amounts in millions)

	Column B	Column C		Column E
	Balance at	Additions		Balance
Column A	Beginning	Charged	Column D	at End
Description	of Year	to Income	Deductions	of Year

Reserves Deducted From Assets To Which They Apply:
Reserve for uncollectible accounts receivable:

Year ended 2020	$5	$12	$(5)	$12

Year ended 2019	$7	$9	$(11)	$5

Year ended 2018	$7	$8	$(8)	$7

Reserves Not Deducted From Assets (1):

Year ended 2020	$12	$3	$(4)	$11

Year ended 2019	$13	$4	$(5)	$12

Year ended 2018	$13	$6	$(6)	$13
(1)Reserves not deducted from assets include primarily estimated liabilities for losses retained by MidAmerican Funding and MHC for workers compensation, public liability and property damage claims.

EXHIBIT INDEX
Exhibit No.     Description

BERKSHIRE HATHAWAY ENERGY
2.1Purchase and Sale Agreement, dated as of July 3, 2020, by and among Dominion Energy, Inc., Dominion Energy Questar Corporation and Berkshire Hathaway Energy Company (incorporated by reference to Exhibit 2.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated July 6, 2020).
2.2Purchase and Sale Agreement, dated as of October 5, 2020, by and between Dominion Energy Questar Corporation, Dominion Energy, Inc. and Berkshire Hathaway Energy Company (incorporated by reference to Exhibit 2.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated October 6, 2020).
3.1Second Amended and Restated Articles of Incorporation of MidAmerican Energy Holdings Company effective March 2, 2006 (incorporated by reference to Exhibit 3.1 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).
3.2Articles of Amendment to the Second Amended and Restated Articles of Incorporation of MidAmerican Energy Holdings Company effective April 30, 2014 (incorporated by reference to Exhibit 3.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).
3.3Third Amended and Restated Articles of Incorporation of Berkshire Hathaway Energy Company, effective as of October 27, 2020 (incorporated by reference to Exhibit 3.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated November 2, 2020).
3.4Amended and Restated Bylaws of Berkshire Hathaway Energy Company (incorporated by reference to Exhibit 3.2 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).
4.1Shareholders Agreement, dated as of March 14, 2000 (incorporated by reference to Exhibit 4.19 to the Berkshire Hathaway Energy Company Registration Statement No. 333-101699 dated December 6, 2002).
4.2Amendment No. 1 to Shareholders Agreement, dated December 7, 2005 (incorporated by reference to Exhibit 4.17 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).
4.3Indenture, dated as of October 4, 2002, by and between MidAmerican Energy Holdings Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Registration Statement No. 333-101699 dated December 6, 2002).
4.4Fourth Supplemental Indenture, dated as of March 24, 2006, by and between MidAmerican Energy Holdings Company and The Bank of New York Trust Company, N.A., Trustee, relating to the 6.125% Senior Bonds due 2036 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 28, 2006).
4.5Fifth Supplemental Indenture, dated as of May 11, 2007, by and between MidAmerican Energy Holdings Company and The Bank of New York Trust Company, N.A., Trustee, relating to the 5.95% Senior Bonds due 2037 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated May 11, 2007).
4.6Sixth Supplemental Indenture, dated as of August 28, 2007, by and between MidAmerican Energy Holdings Company and The Bank of New York Trust Company, N.A., Trustee, relating to the 6.50% Senior Bonds due 2037 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated August 28, 2007).
4.7Ninth Supplemental Indenture, dated as of November 8, 2013, by and between MidAmerican Energy Holdings Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 3.750% Senior Notes due 2023 and the 5.150% Senior Notes due 2043 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated November 8, 2013).

Exhibit No.     Description
4.8Tenth Supplemental Indenture, dated as December 4, 2014, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the 2.40% Senior Notes due 2020, the 3.50% Senior Notes due 2025 and the 4.50% Senior Notes due 2045 (incorporated by reference to Exhibit 4.8 to the Berkshire Hathaway Energy Company Registration Statement No. 333-200928 dated December 12, 2014).
4.9Eleventh Supplemental Indenture, dated as of December 29, 2017, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.50% Senior Bonds due 2037 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated January 5, 2018).
4.10Twelfth Supplemental Indenture, dated as of January 5, 2018, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2.375% Senior Notes due 2021, the 2.80% Senior Notes due 2023, the 3.25% Senior Notes due 2028 and the 3.80% Senior Notes due 2048 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated January 5, 2018).
4.11Thirteenth Supplemental Indenture, dated as of July 25, 2018, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.45% Senior Notes due 2049 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).
4.12Fourteenth Supplemental Indenture, dated as of March 24, 2020, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.05% Senior Notes due 2025 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 25, 2020).
4.13Fifteenth Supplemental Indenture, dated as of March 27, 2020, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 3.70% Senior Notes due 2030 and the 4.25% Senior Notes due 2050 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 27, 2020).
4.14Sixteenth Supplemental Indenture, dated as of October 29, 2020, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 1.650% Senior Notes due 2031 and the 2.850% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated November 2, 2020).
4.15Indenture, dated as of October 15, 1997, by and between MidAmerican Energy Holdings Company and IBJ Schroder Bank & Trust Company, Trustee (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated October 23, 1997).
4.16Form of Second Supplemental Indenture, dated as of September 22, 1998 by and between MidAmerican Energy Holdings Company and IBJ Schroder Bank & Trust Company, Trustee, relating to the 8.48% Senior Notes due 2028 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated September 17, 1998).
4.17Trust Deed, dated December 15, 1997 among CE Electric UK Funding Company, AMBAC Insurance UK Limited and The Law Debenture Trust Corporation, p.l.c., Trustee (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 30, 2004).
4.18Insurance and Indemnity Agreement, dated December 15, 1997 by and between CE Electric UK Funding Company and AMBAC Insurance UK Limited (incorporated by reference to Exhibit 99.2 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 30, 2004).
4.19Supplemental Agreement to Insurance and Indemnity Agreement, dated September 19, 2001, by and between CE Electric UK Funding Company and AMBAC Insurance UK Limited (incorporated by reference to Exhibit 99.3 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated March 30, 2004).
4.20Trust Deed, dated as of February 4, 1998 among Yorkshire Power Finance Limited, Yorkshire Power Group Limited and Bankers Trustee Company Limited, Trustee, relating to the £200,000,000 in principal amount of the 7.25% Guaranteed Bonds due 2028 (incorporated by reference to Exhibit 10.74 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

Exhibit No.     Description
4.22First Supplemental Trust Deed, dated as of October 1, 2001, among Yorkshire Power Finance Limited, Yorkshire Power Group Limited and Bankers Trustee Company Limited, Trustee, relating to the £200,000,000 in principal amount of the 7.25% Guaranteed Bonds due 2028 (incorporated by reference to Exhibit 10.75 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).
4.23Trust Deed dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
4.24Reimbursement and Indemnity Agreement, dated May 5, 2005 among Northern Electric Finance plc, Northern Electric Distribution Limited and Ambac Assurance UK Limited (incorporated by reference to Exhibit 99.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
4.25Trust Deed, dated May 5, 2005 among Yorkshire Electricity Distribution plc, Ambac Assurance UK Limited and HSBC Trustee (C.I.) Limited (incorporated by reference to Exhibit 99.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
4.27Reimbursement and Indemnity Agreement, dated May 5, 2005 between Yorkshire Electricity Distribution plc and Ambac Assurance UK Limited (incorporated by reference to Exhibit 99.4 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
4.27Supplemental Trust Deed, dated May 5, 2005 among CE Electric UK Funding Company, Ambac Assurance UK Limited and The Law Debenture Trust Corporation plc (incorporated by reference to Exhibit 99.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
4.28Second Supplemental Agreement to Insurance and Indemnity Agreement, dated May 5, 2005 by and between CE Electric UK Funding Company and Ambac Assurance UK Limited (incorporated by reference to Exhibit 99.6 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).
4.29£119,000,000 Finance Contract, dated July 2, 2010, by and between Northern Electric Distribution Limited and the European Investment Bank (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
4.30Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
4.31£151,000,000 Finance Contract, dated July 2, 2010, by and between Yorkshire Electricity Distribution plc and the European Investment Bank (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
4.33Guarantee and Indemnity Agreement, dated July 2, 2010, by and between CE Electric UK Funding Company and the European Investment Bank (incorporated by reference to Exhibit 4.4 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2010).
4.33Trust Deed, dated as of July 5, 2012, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £150,000,000 in principal amount of the 4.375% Bonds due 2032 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).
4.34Trust Deed, dated as of April 1, 2015, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £150,000,000 in principal amount of the 2.50% Bonds due 2025 (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).
4.35£120,000,000 Finance Contract, dated December 2, 2015, by and between Northern Powergrid (Northeast) Ltd and the European Investment Bank (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

Exhibit No.     Description
4.36Guarantee and Indemnity Agreement, dated December 8, 2015, by and between Northern Powergrid Holdings Company and the European Investment Bank (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.38£130,000,000 Finance Contract, dated December 2, 2015, by and between Northern Powergrid (Yorkshire) plc and the European Investment Bank (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.39Guarantee and Indemnity Agreement, dated December 8, 2015, by and between Northern Powergrid Holdings Company and the European Investment Bank (incorporated by reference to Exhibit 4.4 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.40Deed of Amendment and Consent, dated March 1, 2016, by and between Northern Powergrid Holdings Company, Northern Powergrid (Yorkshire) plc and the European Investment Bank (incorporated by reference to Exhibit 4.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).
4.41Trust Deed, dated as of May 24, 2019, among Northern Electric Finance plc, Northern Powergrid (Northeast) Limited, and HSBC Corporate Trustee Company (UK) Limited, relating to the £150,000,000 in principal amount of the 2.75% Guaranteed Bonds due 2049 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
4.41Trust Deed, dated as of October 9, 2019, among Northern Powergrid (Yorkshire) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £300,000,000 in principal amount of the 2.25% Guaranteed Bonds due 2059 (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
4.43Trust Deed, dated as of June 16, 2020, by and between Northern Powergrid (Northeast) plc and HSBC Corporate Trustee Company (UK) Limited, Trustee, relating to the £300,000,000 in principal amount of 1.875% Green Bonds due 2062 (incorporated by reference to Exhibit 4.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
4.44Fiscal Agency Agreement, dated as of April 20, 2011, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $200,000,000 in principal amount of the 4.25% Senior Notes due 2021 (incorporated by reference to Exhibit 4.27 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).
4.45Fiscal Agency Agreement, dated February 12, 2007, by and between Northern Natural Gas Company and The Bank of New York Trust Company, N.A., Fiscal Agent, relating to the $150,000,000 in principal amount of the 5.80% Senior Bonds due 2037 (incorporated by reference to Exhibit 99.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated February 12, 2007).
4.45Fiscal Agency Agreement, dated August 27, 2012, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $250,000,000 in principal amount of the 4.10% Senior Bonds due 2042 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).
4.46Fiscal Agency Agreement, dated as of July 12, 2018, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $450,000,000 in principal amount of the 4.30% Senior Bonds due 2049 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).
4.47Amendment No. 1 to the Fiscal Agency Agreement, dated as of July 17, 2018, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to an additional $200,000,000 in principal amount of the 4.30% Senior Bonds due 2049 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
4.48Master Trust Indenture, dated November 21, 2005, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.94 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit No.     Description
4.53Third Supplemental Indenture, dated December 15, 2010, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.96 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.50Series 15-1 Supplemental Indenture, dated March 6, 2015, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada, relating to C$200,000,000 in principal amount of the 2.244% Series 15-1 Senior Bonds due 2022 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).
4.512016 Supplemental Indenture, dated December 9, 2016, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.53 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).
4.52Amended and Restated Master Trust Indenture, dated April 28, 2003, by and between AltaLink, L.P., AltaLink Management Ltd. and BMO Trust Company (incorporated by reference to Exhibit 4.99 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.53Seventh Supplemental Indenture, dated April 28, 2003, by and between AltaLink, L.P., AltaLink Management Ltd. and BMO Trust Company (incorporated by reference to Exhibit 4.100 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.54Ninth Supplemental Indenture, dated May 9, 2006, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.101 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.55Tenth Supplemental Indenture, dated May 21, 2008, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.102 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.56Twelfth Supplemental Indenture, dated August 18, 2010, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.103 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.57Sixteenth Supplemental Indenture, dated November 15, 2012, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.104 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.58Seventeenth Supplemental Indenture, dated May 22, 2013, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.105 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.59Eighteenth Supplemental Indenture, dated October 24, 2014, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.106 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.60Nineteenth Supplemental Indenture, dated October 24, 2014, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.107 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).
4.61Twentieth Supplemental Indenture, dated June 30, 2015, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada, relating to C$350,000,000 in principal amount of the 4.09% Series 2015-1 Medium-Term Notes due 2045 (incorporated by reference to Exhibit 4.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
4.62Twenty-First Supplemental Indenture, dated December 14, 2018, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada (incorporated by reference to Exhibit 4.64 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2018).
4.64Twenty-Third Supplemental Indenture, dated as of September 11, 2020, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada, as trustee, relating to the C$225,000,000 in principal amount of the 1.509% Series 2020-1 Senior Secured Notes due 2021 (incorporated by reference to Exhibit 4.5 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

Exhibit No.     Description
4.64Indenture, dated as of February 24, 2012, by and between Topaz Solar Farms LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the $850,000,000 in principal amount of the 5.75% Series A Senior Secured Notes due 2039 (incorporated by reference to Exhibit 4.56 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2011).
4.65First Supplemental Indenture, dated as of April 15, 2013, between Topaz Solar Farms LLC, as Issuer, and The Bank of New York Mellon Trust Company, N.A., as Trustee, relating to the $250,000,000 in principal amount of the 4.875% Series B Senior Secured Notes due 2039 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
4.66Indenture, dated as of June 27, 2013, between Solar Star Funding, LLC, as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the $1,000,000,000 in principal amount of the 5.375% Series A Senior Secured Notes due 2035 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).
4.67First Supplemental Indenture, dated as of March 12, 2015, between Solar Star Funding, LLC, as Issuer, and Wells Fargo Bank, National Association, as Trustee, relating to the $325,000,000 in principal amount of the 3.95% Series B Senior Secured Notes due 2035 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).
10.1$3,500,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.2Amended and Restated £150,000,000 Facility Agreement, dated as of October 18, 2019, among Northern Powergrid Holdings Company, as Guarantor, Northern Powergrid (Yorkshire) plc and Northern Powergrid (Northeast) Limited, as Borrowers, and Santander UK plc, Lloyds Bank plc and National Westminster Bank plc, as Original Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).
10.3Amended and Restated Credit Agreement, dated as of January 24, 2020, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2019).
10.4Fourth Amended and Restated Credit Agreement, dated as of January 24, 2020, among AltaLink, L.P., as borrower, AltaLink Management, Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.5 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2019).
10.5Fifth Amended and Restated Credit Agreement, dated as of January 24, 2020, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.4 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2019).
10.6Credit Agreement, dated as of April 27, 2020, among AltaLink, L.P., as borrower, AltaLink Management Ltd., as general partner, The Bank of Nova Scotia, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.7Credit Agreement, dated as of April 27, 2020, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).
10.8Berkshire Hathaway Energy Company Executive Voluntary Deferred Compensation Plan restated effective as of January 1, 2007 (incorporated by reference to Exhibit 10.9 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2007).
10.9Berkshire Hathaway Energy Company Long-Term Incentive Partnership Plan as Amended and Restated January 1, 2014 (incorporated by reference to Exhibit 10.9 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit No.     Description
14.1Berkshire Hathaway Energy Company Code of Ethics For Chief Executive Officer, Chief Financial Officer and Other Covered Officers (incorporated by reference to Exhibit 14.1 to the Berkshire Hathaway Energy Company Annual Report on Form 10-K for the year ended December 31, 2015).
21.1Subsidiaries of the Registrant.
23.1Consent of Deloitte & Touche LLP.
24.1Power of Attorney.
31.1Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP
3.5Third Restated Articles of Incorporation of PacifiCorp (incorporated by reference to Exhibit (3)a to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 1996).
3.6Bylaws of PacifiCorp, as amended May 23, 2005 (incorporated by reference to Exhibit 3.2 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).
10.10*Summary of Key Terms of Compensation Arrangements with PacifiCorp's Named Executive Officers and Directors.
10.11*PacifiCorp Executive Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.3 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2007).
10.12*Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.7 to the PacifiCorp Annual Report on Form 10-K for the year ended March 31, 2005).
10.13*Amendment No. 10 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.14*Amendment No. 11 to PacifiCorp Supplemental Executive Retirement Plan dated June 2, 2006 (incorporated by reference to Exhibit 10.6 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).
10.15*Amendment No. 1 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 28, 2008 (incorporated by reference to Exhibit 10.10 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2009).
10.16*Amendment No. 2 to the PacifiCorp Executive Voluntary Deferred Compensation Plan dated October 16, 2012 (incorporated by reference to Exhibit 10.11 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2012).
10.17*PacifiCorp Long Term Incentive Partnership Plan effective January 1, 2014 and Restated Effective December 1, 2019 (incorporated by reference to Exhibit 10.15 to the PacifiCorp Annual Report on Form 10-K for the year ended December 31, 2019).
14.2Code of Ethics (incorporated by reference to Exhibit 14.1 to the PacifiCorp Transition Report on Form 10-K for the nine-month period ended December 31, 2006).
23.2Consent of Deloitte & Touche LLP.
31.3Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.3Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.4Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.     Description
BERKSHIRE HATHAWAY ENERGY AND PACIFICORP
4.68Mortgage and Deed of Trust dated as of January 9, 1989, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, incorporated by reference to Exhibit 4-E to the PacifiCorp Form 8-B, as supplemented and modified by 31 Supplemental Indentures, each incorporated by reference, as follows:

Exhibit	PacifiCorp
Number	File Type	File Date
(4)(b)(a)	SE	November 2, 1989
(4)(a)(a)	8-K	January 9, 1990
(4)(a)(a)	8-K	September 11, 1991
(4)(a)(a)	8-K	January 7, 1992
(4)(a)(a)	10-Q	Quarter ended March 31, 1992
(4)(a)(a)	10-Q	Quarter ended September 30, 1992
(4)(a)(a)	8-K	April 1, 1993
(4)(a)(a)	10-Q	Quarter ended September 30, 1993
(4)a	10-Q	Quarter ended June 30, 1994
(4)b	10-K	Year ended December 31, 1994
(4)b	10-K	Year ended December 31, 1995
(4)b	10-K	Year ended December 31, 1996
(4)b	10-K	Year ended December 31, 1998
99(a)	8-K	November 21, 2001
4.1	10-Q	Quarter ended June 30, 2003
99	8-K	September 9, 2003
4	8-K	August 26, 2004
4	8-K	June 14, 2005
4.2	8-K	August 14, 2006
4	8-K	March 14, 2007
4.1	8-K	October 3, 2007
4.1	8-K	July 17, 2008
4.1	8-K	January 8, 2009
4.1	8-K	May 12, 2011
4.1	8-K	January 6, 2012
4.1	8-K	June 6, 2013
4.1	8-K	March 13, 2014
4.1	8-K	June 19, 2015
4.1	8-K	July 13, 2018
4.1	8-K	March 1, 2019
4.1	8-K	April 8, 2020
10.18$600,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.2 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.19$600,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, and the LC Issuing Banks (incorporated by reference to Exhibit 10.3 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
95Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Exhibit No.     Description

MIDAMERICAN ENERGY
3.7Restated Articles of Incorporation of MidAmerican Energy Company, as amended October 27, 1998. (incorporated by reference to Exhibit 3.3 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).
3.8Restated Bylaws of MidAmerican Energy Company, as amended July 24, 1996. (incorporated by reference to Exhibit 3.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 1996).
14.3Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. (incorporated by reference to Exhibit 14.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2003).
23.3Consent of Deloitte & Touche LLP.
31.5Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.6Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.5Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.6Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MIDAMERICAN FUNDING
3.9Articles of Organization of MidAmerican Funding, LLC (incorporated by reference to Exhibit 3.1 to the MidAmerican Funding, LLC Registration Statement No. 333-90553 dated November 8, 1999).
3.10Operating Agreement of MidAmerican Funding, LLC (incorporated by reference to Exhibit 3.2 to the MidAmerican Funding, LLC Registration Statement No. 333-90553 dated November 8, 1999).
3.11Amendment No. 1 to the Operating Agreement of MidAmerican Funding, LLC dated as of February 9, 2010 (incorporated by reference to Exhibit 3.3 to the MidAmerican Funding, LLC Annual Report on Form 10-K for the year ended December 31, 2009).
14.4Code of Ethics for Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer (incorporated by reference to Exhibit 14.2 to the MidAmerican Funding, LLC Annual Report on Form 10-K for the year ended December 31, 2003).
31.7Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.8Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.7Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.8Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN ENERGY AND MIDAMERICAN FUNDING
4.69Form of Indenture, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-59760 dated January 31, 2002).
4.70First Supplemental Indenture, dated as of February 8, 2002, by and between MidAmerican Energy Company and The Bank of New York, Trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2004).
4.71Fourth Supplemental Indenture, dated November 1, 2005, by and between MidAmerican Energy Company and The Bank of New York Trust Company, NA, Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2005).
4.72Indenture, dated as of October 1, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit No.     Description
4.73First Supplemental Indenture, dated as of October 6, 2006, by and between MidAmerican Energy Company and The Bank of New York Trust Company, N.A., Trustee relating to the 5.80% Notes due 2036 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
4.74Indenture, dated as of September 9, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).
4.75First Supplemental Indenture, dated as of September 19, 2013, between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).
4.76Specimen of 3.70% First Mortgage Bonds due 2023 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).
4.77Specimen of 4.80% First Mortgage Bonds due 2043 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated September 19, 2013).
4.78Amendment No. 1 to the First Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).
4.79Second Supplemental Indenture, dated as of April 3, 2014, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).
4.80Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).
4.81Specimen of 4.40% First Mortgage Bonds due 2044 (incorporated by reference to Exhibit 4.5 to the MidAmerican Energy Company Current Report on Form 8-K dated April 3, 2014).
4.82Amendment No. 1 to the Second Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).
4.83Third Supplemental Indenture, dated as of October 15, 2015, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).
4.84Specimen of 3.50% First Mortgage Bonds due 2024 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).
4.85Specimen of 4.25% First Mortgage Bonds due 2046 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2015).
4.86Fourth Supplemental Indenture, dated as of December 8, 2016, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.96 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2016).
4.87Fifth Supplemental Indenture, dated as of February 1, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).
4.88Specimen of 3.10% First Mortgage Bonds due 2027 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).
4.89Specimen of 3.95% First Mortgage Bonds due 2047 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2017).

Exhibit No.     Description
4.90Sixth Supplemental Indenture, dated as of December 14, 2017, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.91 to the MidAmerican Energy Company Annual Report on Form 10-K for the year ended December 31, 2017).
4.91Seventh Supplemental Indenture, dated as of February 1, 2018, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2018).
4.92Specimen of 3.65% First Mortgage Bonds due 2048 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated February 1, 2018).
4.93Eighth Supplemental Indenture, dated January 9, 2019, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Current Report on Form 8-K dated January 9, 2019).
4.94Specimen of 3.65% First Mortgage Bonds due 2029 (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated January 9, 2019).
4.95Specimen of 4.25% First Mortgage Bonds due 2049 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated January 9, 2019).
4.96Amendment No. 1 to the Eighth Supplemental Indenture, dated as of October 15, 2019, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2019).
4.97Ninth Supplemental Indenture, dated as of October 15, 2019, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2019).
4.98Specimen of 3.15% First Mortgage Bond due 2050 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated October 15, 2019).
4.99Mortgage, Security Agreement, Fixture Filing and Financing Statement, dated as of September 9, 2013, from MidAmerican Energy Company to The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).
4.100Intercreditor and Collateral Trust Agreement, dated as of September 9, 2013, among MidAmerican Energy Company, The Bank of New York Mellon Trust Company, N.A., as trustee, and The Bank of New York Mellon Trust Company, N.A., as collateral trustee (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 13, 2013).
4.101Form of Indenture, between MidAmerican Energy Company and the Trustee, (Senior Unsecured Debt Securities) (incorporated by reference to Exhibit 4.1 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).
4.102Form of Indenture, between MidAmerican Energy Company and the Trustee, (Subordinated Unsecured Debt Securities) (incorporated by reference to Exhibit 4.2 to the MidAmerican Energy Company Registration Statement No. 333-192077 dated November 4, 2013).
10.20$900,000,000 Amended and Restated Credit Agreement, dated as of May 31, 2019, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, LTD., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).
10.21$600,000,000, 364-Day Credit Agreement, dated as of May 12, 2020, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, and Mizuho Bank, Ltd., as Administrative Agent (incorporated by reference to Exhibit 10.3 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).

Exhibit No.     Description

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN FUNDING
4.103Indenture and First Supplemental Indenture, dated March 11, 1999, by and between MidAmerican Funding, LLC and IBJ Whitehall Bank & Trust Company, Trustee, relating to the $325 million Senior Bonds (incorporated by reference to Exhibits 4.1 and 4.2 to the MidAmerican Funding, LLC Registration Statement No. 333-905333 dated November 8, 1999).

NEVADA POWER
3.12Restated Articles of Incorporation of Nevada Power Company, dated July 28, 1999 (incorporated by reference to Exhibit 3(B) to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 1999).
3.13Amended and Restated By-Laws of Nevada Power Company as amended December 21, 2017 (incorporated by reference to Exhibit 3.1 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
4.104Financing Agreement dated May 1, 2017 between Clark County, Nevada and Nevada Power Company (relating to Clark County, Nevada's $39,500,000 Pollution Control Refunding Revenue Bonds (Nevada Power Company Project) Series 2017) (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).
4.105Financing Agreement dated May 1, 2017 between the Coconino County, Arizona Pollution Control Corporation and Nevada Power Company (relating to the Coconino County, Arizona Pollution Control Corporation's $53,000,000 Pollution Control Refunding Revenue Bonds (Nevada Power Company Projects) Series 2017A and 2017B) (incorporated by reference to Exhibit 4.2 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).
10.22Transmission Use and Capacity Exchange Agreement between Nevada Power Company, Sierra Pacific Power Company and Great Basin Transmission, LLC dated August 20, 2010 (incorporated by reference to Exhibit 10.1 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
14.5Code of Ethics for Chief Executive Officer, Chief Financial Officer and Other Covered Officers (incorporated by reference to Exhibit 14.1 to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 2013).
23.4Consent of Deloitte & Touche LLP.
31.9Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.10Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.9Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.10Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER
4.106General and Refunding Mortgage Indenture, dated May 1, 2001, between Nevada Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.1(a) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.107First Supplemental Indenture, dated as of May 1, 2001 (incorporated by reference to Exhibit 4.1(b) to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.108Second Supplemental Indenture, dated as of October 1, 2001 (incorporated by reference to Exhibit 4(A) to the Nevada Power Company Annual Report on Form 10-K for the year ended December 31, 2001).
4.109Officer's Certificate establishing the terms of Nevada Power Company's 6.65% General and Refunding Mortgage Notes, Series N, due 2036 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Form 10-Q for the quarter ended March 31, 2006).

Exhibit No.     Description
4.110Officer's Certificate establishing the terms of Nevada Power Company's 6.75% General and Refunding Mortgage Notes, Series R, due 2037 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated June 27, 2007).
4.111Officer's Certificate establishing the terms of Nevada Power Company 5.375% General and Refunding Mortgage Notes, Series X, due 2040 (incorporated by reference to Exhibit 4.1 to Nevada Power Company Current Report on Form 8-K dated September 10, 2010).
4.112Officer's Certificate establishing the terms of Nevada Power Company 5.45% General and Refunding Mortgage Notes, Series Y, due 2041 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated May 10, 2011).
4.113Officer's Certificate establishing the terms of Nevada Power Company's General and Refunding Mortgage Notes, Series AA (Nos. AA-1 and AA-2) (incorporated by reference to Exhibit 4.3 to the Nevada Power Company Current Report on Form 8-K dated May 25, 2017).
4.114Officer's Certificate establishing the terms of Nevada Power Company's 3.70% General and Refunding Mortgage Notes, Series CC, due 2029 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated January 30, 2019).
4.115Officer's Certificate establishing the terms of Nevada Power Company's 2.40% General and Refunding Mortgage Notes, Series DD, due 2030 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated January 30, 2020).
4.116Officer's Certificate establishing the terms of Nevada Power Company's 3.125% General and Refunding Mortgage Notes, Series EE, due 2050 (incorporated by reference to Exhibit 4.2 to the Nevada Power Company Current Report on Form 8-K dated January 30, 2020).
10.23$400,000,000 Third Amended and Restated Credit Agreement, dated as of May 31, 2019, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

SIERRA PACIFIC
3.14Restated Articles of Incorporation of Sierra Pacific Power Company, dated October 25, 2006 (incorporated by reference to Exhibit 3.1 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for quarter ended September 30, 2006).
3.15Amended and Restated By-Laws of Sierra Pacific Power Company as amended December 21, 2017 (incorporated by reference to Exhibit 3.2 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).
4.117Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $80,000,000 Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016C, 2016D and 2016E) (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).
4.118Financing Agreement dated May 1, 2016 between Washoe County, Nevada and Sierra Pacific Power Company (relating to Washoe County, Nevada's $213,930,000 Gas Facilities Refunding Revenue Bonds, Gas and Water Facilities Refunding Revenue Bonds and Water Facilities Refunding Revenue Bonds (Sierra Pacific Power Company Projects) Series 2016A, 2016B, 2016F and 2016G (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).
4.119Financing Agreement dated May 1, 2016 between Humboldt County, Nevada and Sierra Pacific Power Company (relating to Humboldt County, Nevada's $49,750,000 Pollution Control Refunding Revenue Bonds (Sierra Pacific Power Company Project) Series 2016A and 2016B (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).
10.24Transmission Use and Capacity Exchange Agreement between Nevada Power Company, Sierra Pacific Power Company and Great Basin Transmission, LLC dated August 20, 2010 (incorporated by reference to Exhibit 10.1 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit No.     Description
14.6Code of Ethics for Chief Executive Officer, Chief Financial Officer and Other Covered Officers (incorporated by reference to Exhibit 14.1 to the Sierra Pacific Power Company Annual Report on Form 10-K for the year ended December 31, 2013).
31.11Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.12Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.11Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.12Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC
4.120General and Refunding Mortgage Indenture, dated as of May 1, 2001, between Sierra Pacific Power Company and The Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2(a) to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.121Second Supplemental Indenture, dated as of October 30, 2006, to subject additional properties of Sierra Pacific Power Company located in the State of California to the lien of the General and Refunding Mortgage Indenture and to correct defects in the original Indenture (incorporated by reference to Exhibit 4(A) to the Sierra Pacific Power Company Annual Report on Form 10-K for the year ended December 31, 2006).
4.122Officer's Certificate establishing the terms of Sierra Pacific Power Company's 6.75% General and Refunding Mortgage Notes, Series P, due 2037 (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 27, 2007).
4.123Officer's Certificate establishing the terms of Sierra Pacific Power Company's 3.375% General and Refunding Mortgage Notes, Series T, due 2023 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated August 14, 2013).
4.124Officer's Certificate establishing the terms of Sierra Pacific Power Company's 2.60% General and Refunding Mortgage Notes, Series U, due 2026 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated April 15, 2016).
4.125Officer's Certificate establishing the terms of Sierra Pacific Power Company's General and Refunding Mortgage Notes, Series V (Nos. V-1, V-2 and V-3) (incorporated by reference to Exhibit 4.4 to the Sierra Pacific Power Company Current Report on Form 8-K dated May 24, 2016).
10.25$250,000,000 Third Amended and Restated Credit Agreement, dated as of May 31, 2019, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

EASTERN ENERGY GAS
3.16Articles of Organization of Dominion Energy Gas Holdings, LLC (incorporated by reference to Exhibit 3.1 to the Dominion Energy Gas Holdings, LLC Form S-4 dated April 4, 2014).
3.17Articles of Amendment to the Articles of Incorporation of Eastern Energy Gas Holdings, LLC (incorporated by reference to Exhibit 3.1 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 2, 2020).
3.18Operating Agreement of Eastern Energy Gas Holdings, LLC, as amended and restated, effective November 2, 2020 (incorporated by reference to Exhibit 3.2 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 2, 2020).
4.126Description of Eastern Energy Gas Holdings, LLC's Limited Liability Company Membership Interests (incorporated by reference to Exhibit 4.20 to the Dominion Energy Gas Holdings, LLC Annual Report on Form 10-K for the year ended December 31, 2019).
10.26Distribution and Assumption Agreement (incorporated by reference to Exhibit 10.1 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 2, 2020).

Exhibit No.     Description
10.27Distribution, Contribution and Assumption Agreement (incorporated by reference to Exhibit 10.2 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 2, 2020).
23.5Consent of Deloitte & Touche LLP.
31.13Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.14Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.13Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.14Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND EASTERN ENERGY GAS
4.127Indenture, dated as of October 1, 2013, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee (incorporated by reference to Exhibit 4.1, Form S-4, File No. 333-195066 dated April 4, 2014).

Exhibit No.     Description
4.128Second Supplemental Indenture, dated as of October 1, 2013, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 3.55% Senior Notes due 2023 (incorporated by reference to Exhibit 4.3, Form S-4, File No. 333-195066 dated April 4, 2014).
4.129Third Supplemental Indenture, dated as of October 1, 2013, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 4.80% Senior Notes due 2043 (incorporated by reference to Exhibit 4.4, Form S-4, File No. 333-195066, dated April 4, 2014).
4.130Fifth Supplemental Indenture, dated as of December 1, 2014, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 3.60% Senior Notes due 2024 (incorporated by reference to Exhibit 4.3 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated December 8, 2014).
4.131Sixth Supplemental Indenture, dated as of December 1, 2014, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 4.60% Senior Notes due 2044 (incorporated by reference to Exhibit 4.4 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated December 8, 2014).
4.132Eighth Supplemental Indenture, dated as of May 1, 2016, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 3.80% Senior Notes due 2031 (incorporated by reference to Exhibit 4.1.a to the Eastern Energy Gas Holdings, LLC Form 10-Q for the quarter ended June 30, 2016).
4.133Ninth Supplemental Indenture, dated as of June 1, 2016, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 1.45% Senior Notes due 2026 (incorporated by reference to Exhibit 4.1.b to the Eastern Energy Gas Holdings, LLC Form 10-Q for the quarter ended June 30, 2016).
4.134Tenth Supplemental Indenture, dated as of June 1, 2016, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 2.875% Senior Notes due 2023 (incorporated by reference to Exhibit 4.1.c to the Eastern Energy Gas Holdings, LLC Form 10-Q for the quarter ended June 30, 2016).
4.135Eleventh Supplemental Indenture, dated June 1, 2018, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the Floating Rate Senior Notes due 2021 (incorporated by reference to Exhibit 4.2 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated June 19, 2018).
4.136Twelfth Supplemental Indenture, dated November 1, 2019, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 2.50% Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 21, 2019).
4.137Thirteenth Supplemental Indenture, dated November 1, 2019, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 3.0% Senior Notes due 2029 (incorporated by reference to Exhibit 4.3 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 21, 2019).
4.138Fourteenth Supplemental Indenture, dated November 1, 2019, by and between Dominion Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, Trustee, relating to the 3.90% Senior Notes due 2049 (incorporated by reference to Exhibit 4.4 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated November 21, 2019).
4.139Description of Dominion Energy Gas Holdings, LLC's 4.60% Series C Senior Notes due 2044 (incorporated by reference to Exhibit 4.21 to the Dominion Energy Gas Holdings, LLC Annual Report on Form 10-K for the year ended December 31, 2019).
10.28$400,000,000 Inter-Company Credit Agreement, dated as of November 1, 2020, by and between BHE GT&S, LLC and Eastern Energy Gas Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

Exhibit No.     Description
ALL REGISTRANTS
101The following financial information from each respective Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

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

SIGNATURES

BERKSHIRE HATHAWAY ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

BERKSHIRE HATHAWAY ENERGY COMPANY

/s/ William J. Fehrman*
William J. Fehrman
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Fehrman*	Director, President and Chief Executive Officer	February 26, 2021
William J. Fehrman	(principal executive officer)

/s/ Calvin D. Haack*	Senior Vice President and Chief Financial Officer	February 26, 2021
Calvin D. Haack	(principal financial and accounting officer)

/s/ Gregory E. Abel*	Chairman of the Board of Directors	February 26, 2021
Gregory E. Abel

/s/ Warren E. Buffett*	Director	February 26, 2021
Warren E. Buffett

/s/ Marc D. Hamburg*	Director	February 26, 2021
Marc D. Hamburg

/s/ Walter Scott, Jr.*	Director	February 26, 2021
Walter Scott, Jr.

*By: /s/ Natalie L. Hocken	Attorney-in-Fact	February 26, 2021
Natalie L. Hocken

SIGNATURES

PACIFICORP

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

PACIFICORP

/s/ Nikki L. Kobliha
Nikki L. Kobliha
Director, Vice President, Chief Financial Officer and
Treasurer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William J. Fehrman	Chairman of the Board of Directors and Chief	February 26, 2021
William J. Fehrman	Executive Officer
(principal executive officer)

/s/ Nikki L. Kobliha	Director, Vice President, Chief Financial Officer and	February 26, 2021
Nikki L. Kobliha	Treasurer
(principal financial and accounting officer)

/s/ Stefan A. Bird	Director	February 26, 2021
Stefan A. Bird

/s/ Calvin D. Haack	Director	February 26, 2021
Calvin D. Haack

/s/ Natalie L. Hocken	Director	February 26, 2021
Natalie L. Hocken

/s/ Gary W. Hoogeveen	Director	February 26, 2021
Gary W. Hoogeveen

SIGNATURES

MIDAMERICAN ENERGY COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

MIDAMERICAN ENERGY COMPANY

/s/ Kelcey A. Brown
Kelcey A. Brown
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Kelcey A. Brown	Director, President and Chief Executive Officer	February 26, 2021
Kelcey A. Brown	(principal executive officer)

/s/ Thomas B. Specketer	Director, Vice President and Chief Financial Officer	February 26, 2021
Thomas B. Specketer	(principal financial and accounting officer)

SIGNATURES

MIDAMERICAN FUNDING, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

MIDAMERICAN FUNDING, LLC

/s/ Kelcey A. Brown
Kelcey A. Brown
Manager and President
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Kelcey A. Brown	Manager and President	February 26, 2021
Kelcey A. Brown	(principal executive officer)

/s/ Thomas B. Specketer	Vice President and Controller	February 26, 2021
Thomas B. Specketer	(principal financial and accounting officer)

/s/ Daniel S. Fick	Manager	February 26, 2021
Daniel S. Fick

/s/ Calvin D. Haack	Manager	February 26, 2021
Calvin D. Haack

/s/ Natalie L. Hocken	Manager	February 26, 2021
Natalie L. Hocken

SIGNATURES

NEVADA POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

NEVADA POWER COMPANY

/s/ Douglas A. Cannon
Douglas A. Cannon
Director, President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Douglas A. Cannon	Director, President and Chief Executive Officer	February 26, 2021
Douglas A. Cannon	(principal executive officer)

/s/ Michael E. Cole	Director, Vice President, Chief Financial Officer and Treasurer	February 26, 2021
Michael E. Cole	(principal financial and accounting officer)

/s/ Brandon M. Barkhuff	Director	February 26, 2021
Brandon M. Barkhuff

/s/ Jennifer L. Oswald	Director	February 26, 2021
Jennifer L. Oswald

/s/ Anthony F. Sanchez, III	Director	February 26, 2021
Anthony F. Sanchez, III

SIGNATURES

SIERRA PACIFIC POWER COMPANY

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

SIERRA PACIFIC POWER COMPANY

/s/ Douglas A. Cannon
Douglas A. Cannon
Director, President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Douglas A. Cannon	Director, President and Chief Executive Officer	February 26, 2021
Douglas A. Cannon	(principal executive officer)

/s/ Michael E. Cole	Director, Vice President, Chief Financial Officer and Treasurer	February 26, 2021
Michael E. Cole	(principal financial and accounting officer)

/s/ Brandon M. Barkhuff	Director	February 26, 2021
Brandon M. Barkhuff

/s/ Jennifer L. Oswald	Director	February 26, 2021
Jennifer L. Oswald

/s/ Anthony F. Sanchez, III	Director	February 26, 2021
Anthony F. Sanchez, III

SIGNATURES

EASTERN ENERGY GAS HOLDINGS, LLC

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 26th day of February 2021.

EASTERN ENERGY GAS HOLDINGS, LLC

/s/ Paul E. Ruppert
Paul E. Ruppert
President and Chief Executive Officer
(principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Paul E. Ruppert	President and Chief Executive Officer	February 26, 2021
Paul E. Ruppert	(principal executive officer)

/s/ Scott C. Miller	Vice President, Chief Financial Officer and Treasurer	February 26, 2021
Scott C. Miller	(principal financial officer)

/s/ Mark A. Hewett	Manager	February 26, 2021
Mark A. Hewett

/s/ Calvin D. Haack	Manager	February 26, 2021
Calvin D. Haack

/s/ Natalie L. Hocken	Manager	February 26, 2021
Natalie L. Hocken

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report to security holders covering each respective Registrant's last fiscal year or proxy material has been sent to security holders.