Form 10-Q
period 2021-03-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN ENERGY GAS HOLDINGS, LLC; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2021-05-03
CIK 1081316, 75594, 90144, 1603291, 1098296, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
or
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

Registrant	Yes	No
BERKSHIRE HATHAWAY ENERGY COMPANY	☒
PACIFICORP	☒
MIDAMERICAN FUNDING, LLC		☒
MIDAMERICAN ENERGY COMPANY	☒
NEVADA POWER COMPANY	☒
SIERRA PACIFIC POWER COMPANY	☒
EASTERN ENERGY GAS HOLDINGS, LLC	☒
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 29, 2021, 76,368,874 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of April 29, 2021, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 29, 2021.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 29, 2021, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 29, 2021, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of April 29, 2021, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of April 29, 2021.
This combined Form 10-Q is separately filed by Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 3, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries and Eastern Energy Gas Holdings, LLC and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables	BHE Renewables, LLC and CalEnergy Philippines
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Domestic Regulated Businesses	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
GT&S Transaction	The acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy and Dominion Questar, exclusive of the Questar Pipeline Group on November 1, 2020
DEI	Dominion Energy, Inc.
Questar Pipeline Group	Dominion Energy Questar Pipeline, LLC and related entities

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DEAA	Deferred Energy Accounting Adjustment
Dth	Decatherm
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hour
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
ICC	Illinois Commerce Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
KHSA	Klamath Hydroelectric Settlement Agreement
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RAC	Renewable Adjustment Clause
REC	Renewable Energy Credit
RFP	Request for Proposal
RPS	Renewable Portfolio Standards
RRA	Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	29
PacifiCorp and its subsidiaries	63
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	95
Nevada Power Company and its subsidiaries	116
Sierra Pacific Power Company and its subsidiaries	133
Eastern Energy Gas Holdings, LLC and its subsidiaries	159

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2021, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2021

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,276	$1,290
Restricted cash and cash equivalents	117	140
Trade receivables, net	2,416	2,107
Inventories	1,110	1,168
Mortgage loans held for sale	2,065	2,001
Other current assets	3,236	2,741
Total current assets	10,220	9,447

Property, plant and equipment, net	86,757	86,128
Goodwill	11,534	11,506
Regulatory assets	3,221	3,157
Investments and restricted cash and cash equivalents and investments	13,010	14,320
Other assets	2,780	2,758

Total assets	$127,522	$127,316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,548	$1,867
Accrued interest	642	555
Accrued property, income and other taxes	515	582
Accrued employee expenses	412	383
Short-term debt	2,699	2,286
Current portion of long-term debt	2,011	1,839
Other current liabilities	1,948	1,626
Total current liabilities	9,775	9,138

BHE senior debt	12,999	12,997
BHE junior subordinated debentures	100	100
Subsidiary debt	34,351	34,930
Regulatory liabilities	7,355	7,221
Deferred income taxes	11,630	11,775
Other long-term liabilities	4,261	4,178
Total liabilities	80,471	80,339

Commitments and contingencies (Note 9)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 4 shares issued and outstanding	3,750	3,750
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,377	6,377
Long-term income tax receivable	(658)	(658)
Retained earnings	35,060	35,093
Accumulated other comprehensive loss, net	(1,440)	(1,552)
Total BHE shareholders' equity	43,089	43,010
Noncontrolling interests	3,962	3,967
Total equity	47,051	46,977

Total liabilities and equity	$127,522	$127,316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Energy	$4,849	$3,634
Real estate	1,232	893
Total operating revenue	6,081	4,527

Operating expenses:
Energy:
Cost of sales	1,569	1,038
Operations and maintenance	934	737
Depreciation and amortization	915	809
Property and other taxes	210	151
Real estate	1,120	873
Total operating expenses	4,748	3,608

Operating income	1,333	919

Other income (expense):
Interest expense	(530)	(483)
Capitalized interest	14	17
Allowance for equity funds	26	34
Interest and dividend income	21	20
(Losses) gains on marketable securities, net	(1,118)	27
Other, net	8	(27)
Total other income (expense)	(1,579)	(412)

(Loss) income before income tax benefit and equity loss	(246)	507
Income tax benefit	(535)	(184)
Equity loss	(179)	(18)
Net income	110	673
Net income attributable to noncontrolling interests	106	3
Net income attributable to BHE shareholders	4	670
Preferred dividends	38	—
(Loss) earnings on common shares	$(34)	$670

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020

Net income	$110	$673

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $4 and $11	7	34
Foreign currency translation adjustment	91	(548)
Unrealized gains (losses) on cash flow hedges, net of tax of $5 and $(10)	14	(33)
Total other comprehensive income (loss), net of tax	112	(547)

Comprehensive income	222	126
Comprehensive income attributable to noncontrolling interests	106	3
Comprehensive income attributable to BHE shareholders	$116	$123

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, December 31, 2019	$—	$—	$6,389	$(530)	$28,296	$(1,706)	$129	$32,578
Net income	—	—	—	—	670	—	3	673
Other comprehensive loss	—	—	—	—	—	(547)	—	(547)
Common stock purchases	—	—	(6)	—	(120)	—	—	(126)
Distributions	—	—	—	—	—	—	(5)	(5)
Other equity transactions	—	—	(1)	—	—	—	—	(1)
Balance, March 31, 2020	$—	$—	$6,382	$(530)	$28,846	$(2,253)	$127	$32,572

Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977
Net income	—	—	—	—	4	—	106	110
Other comprehensive income	—	—	—	—	—	112	—	112
Preferred stock dividend	—	—	—	—	(38)	—	—	(38)
Distributions	—	—	—	—	—	—	(113)	(113)
Other equity transactions	—	—	—	—	1	—	2	3
Balance, March 31, 2021	$3,750	$—	$6,377	$(658)	$35,060	$(1,440)	$3,962	$47,051

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$110	$673
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	1,118	(27)
Depreciation and amortization	927	821
Allowance for equity funds	(26)	(34)
Equity loss, net of distributions	221	29
Changes in regulatory assets and liabilities	(9)	—
Deferred income taxes and amortization of investment tax credits	(135)	47
Other, net	9	63
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(249)	(118)
Derivative collateral, net	14	(19)
Pension and other postretirement benefit plans	(21)	(23)
Accrued property, income and other taxes, net	(453)	(364)
Accounts payable and other liabilities	19	117
Net cash flows from operating activities	1,525	1,165

Cash flows from investing activities:
Capital expenditures	(1,295)	(1,356)
Purchases of marketable securities	(128)	(188)
Proceeds from sales of marketable securities	104	180
Equity method investments	(26)	(153)
Other, net	(29)	43
Net cash flows from investing activities	(1,374)	(1,474)

Cash flows from financing activities:
Proceeds from BHE senior debt	—	3,231
Repayments of BHE senior debt	(450)	(350)
Common stock purchases	—	(126)
Proceeds from subsidiary debt	—	1,093
Repayments of subsidiary debt	(26)	(1,347)
Net proceeds from (repayments of) short-term debt	409	(1,109)
Distributions to noncontrolling interests	(115)	(2)
Other, net	(9)	(32)
Net cash flows from financing activities	(191)	1,358

Effect of exchange rate changes	1	(13)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(39)	1,036
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,445	1,268
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,406	$2,304
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

The Company's operations are organized as eight business segments: PacifiCorp and its subsidiaries ("PacifiCorp"), MidAmerican Funding, LLC and its subsidiaries ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. and its subsidiaries ("NV Energy") (which primarily consists of Nevada Power Company and its subsidiaries ("Nevada Power") and Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific")), Northern Powergrid Holdings Company ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group, LLC and its subsidiaries (which primarily consists of BHE GT&S, LLC ("BHE GT&S"), Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation ("BHE Canada") (which primarily consists of AltaLink, L.P. ("AltaLink")) and BHE U.S. Transmission, LLC), BHE Renewables (which primarily consists of BHE Renewables, LLC and CalEnergy Philippines) and HomeServices of America, Inc. and its subsidiaries ("HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies and interests in a liquefied natural gas ("LNG") export, import and storage facility in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Business Acquisition

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

Under the Q-Pipe Purchase Agreement, BHE delivered the Q-Pipe Cash Consideration of approximately $1.3 billion, which is included in other current assets on the Consolidated Balance Sheet as of March 31, 2021 and December 31, 2020, to Dominion Questar on November 2, 2020. If the Q-Pipe Transaction does not close, Dominion Questar has agreed to repay all or (depending on the repayment date) substantially all of the Q-Pipe Cash Consideration (the "Purchase Price Repayment Amount") to BHE on or prior to December 31, 2021. If HSR Approval has not been obtained by June 30, 2021, upon BHE's written request, Dominion Questar will seek alternative buyers for all or a material portion of the Questar Pipeline Group (an "Alternative Transaction"). The Purchase Price Repayment Amount may be paid in cash or in shares of common stock, no par value, of DEI, or a combination thereof, subject to certain limitations as to stock repayments set forth in the Q-Pipe Purchase Agreement; provided any payment on or after December 15, 2021 must be paid in cash only.

The assets acquired in the GT&S Transaction include (i) approximately 5,400 miles of operated natural gas transmission, gathering and storage pipelines with approximately 12.5 billion cubic feet ("Bcf") per day of design capacity; (ii) 420 Bcf of operated natural gas storage design capacity, of which 306 Bcf is owned by BHE GT&S; and (iii) an LNG export, import and storage facility with LNG storage capacity of approximately 14.6 billions of cubic feet equivalent.

On October 29, 2020, BHE issued $3.75 billion of its 4.00% Perpetual Preferred Stock to certain subsidiaries of Berkshire Hathaway Inc. in order to fund the GT&S Cash Consideration and the Q-Pipe Cash Consideration.

Included in BHE's Consolidated Statement of Operations within the BHE Pipeline Group reportable segment for the three-month periods ended March 31, 2021, is operating revenue and net income attributable to BHE shareholders of $559 million and $107 million, respectively, as a result of including BHE GT&S from November 1, 2020.

Preliminary Allocation of Purchase Price

BHE GT&S' assets acquired and liabilities assumed were measured at estimated fair value at closing. The majority of BHE GT&S' operations are subject to the rate-setting authority of the Federal Energy Regulatory Commission ("FERC") and are accounted for pursuant to GAAP, including the authoritative guidance for regulated operations. The rate-setting and cost-recovery provisions provide for revenues derived from costs, including a return on investment of assets and liabilities included in rate base. As such, the fair value of BHE GT&S' assets acquired and liabilities assumed subject to these rate-setting provisions are assumed to approximate their carrying values and, therefore, no fair value adjustments have been reflected related to these amounts.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE and the amortization of the purchase price adjustments assuming the acquisition had taken place on January 1, 2019, excluding non-recurring transaction costs incurred by BHE during 2020 (in millions):

Three-Month Period
Ended March 31, 2020

Operating revenue	$5,056

Net income attributable to BHE shareholders	$773

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2021	2020
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$87,898	$86,730
Interstate natural gas pipeline assets	3-80 years	16,712	16,667
		104,610	103,397
Accumulated depreciation and amortization		(31,653)	(30,662)
Regulated assets, net		72,957	72,735

Nonregulated assets:
Independent power plants	5-30 years	7,034	7,012
Other assets	3-40 years	5,794	5,659
		12,828	12,671
Accumulated depreciation and amortization		(2,337)	(2,586)
Nonregulated assets, net		10,491	10,085

Net operating assets		83,448	82,820
Construction work-in-progress		3,309	3,308
Property, plant and equipment, net		$86,757	$86,128

Construction work-in-progress includes $2.9 billion as of March 31, 2021 and $3.2 billion as of December 31, 2020, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2021	2020
Investments:
BYD Company Limited common stock	$4,773	$5,897
Rabbi trusts	452	440
Other	288	263
Total investments	5,513	6,600

Equity method investments:
BHE Renewables tax equity investments	5,399	5,626
Iroquois Gas Transmission System, L.P.	586	580
Electric Transmission Texas, LLC	581	594
JAX LNG, LLC	80	75
Bridger Coal Company	68	74
Other	113	118
Total equity method investments	6,827	7,067

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	697	676
Other restricted cash and cash equivalents	130	155
Total restricted cash and cash equivalents and investments	827	831

Total investments and restricted cash and cash equivalents and investments	$13,167	$14,498

Reflected as:
Current assets	$157	$178
Noncurrent assets	13,010	14,320
Total investments and restricted cash and cash equivalents and investments	$13,167	$14,498

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Unrealized (losses) gains recognized on marketable securities still held at the reporting date	$(1,119)	$25
Net gains recognized on marketable securities sold during the period	1	2
(Losses) gains on marketable securities, net	$(1,118)	$27

Equity Method Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project. Certain of the Company's tax equity investments are located in Texas and have physical settlement hedge obligations that were negatively impacted due to production shortfalls during periods of extreme market pricing volatility as a result of the February 2021 polar vortex weather event. The Company recognized pre-tax equity losses of $218 million, or after-tax losses of $23 million inclusive of production tax credits ("PTCs") of $148 million and other income tax benefits of $47 million, during the three-month period ended March 31, 2021, on its tax equity investments, largely due to the February 2021 polar vortex weather event. The losses for the impacted tax equity investments were based upon the terms of each partnership agreement, as amended, and are subject to change as project-by-project discussions are ongoing among the Company and the respective hedge provider and project sponsor. As of March 31, 2021, the carrying value of the impacted tax equity investments totaled $2.8 billion.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$1,276	$1,290
Restricted cash and cash equivalents	117	140
Investments and restricted cash and cash equivalents and investments	13	15
Total cash and cash equivalents and restricted cash and cash equivalents	$1,406	$1,445

(5)    Recent Financing Transactions

Long-Term Debt

In April 2021, Northern Natural Gas issued $550 million of 3.40% Senior Bonds due October 2051. Northern Natural Gas used the net proceeds to early redeem in April 2021 all of its $200 million, 4.25% Senior Notes originally due June 2021 and for general corporate purposes.

Credit Facilities

In April 2021, AltaLink Investments, L.P. extended, with lender consent, the expiration date for its existing C$200 million one-year revolving credit facility to April 2022, by exercising a one-year extension option.

(6)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2021, is 217% and results from a $535 million income tax benefit associated with a $246 million pre-tax loss, primarily relating to a pre-tax unrealized loss of $1,124 million on the Company's investment in BYD Company Limited. The $535 million income tax benefit is primarily comprised of a $52 million benefit (21%) from the application of the statutory income tax rate to the pre-tax loss, a $334 million benefit (136%) from income tax credits and a $51 million benefit (21%) from state income tax benefits, net of federal income tax impacts.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2021	2020

Federal statutory income tax rate	21%	21%
Income tax credits	136	(46)
State income tax, net of federal income tax impacts	21	—
Income tax effect of foreign income	6	(3)
Effects of ratemaking	10	(8)
Equity income	15	(1)
Noncontrolling interest	9	—
Other, net	(1)	1
Effective income tax rate	217%	(36)%

Income tax credits relate primarily to PTCs from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2021 and 2020 totaled $315 million and $233 million, respectively.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and the majority of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. The Company made no payments for federal income taxes to Berkshire Hathaway for the three-month period ended March 31, 2021, and made payments for federal income taxes to Berkshire Hathaway totaling $100 million for the three-month period ended March 31, 2020.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Pension:
Service cost	$7	$3
Interest cost	20	23
Expected return on plan assets	(33)	(35)
Net amortization	6	9
Net periodic benefit cost	$—	$—

Other postretirement:
Service cost	$2	$1
Interest cost	5	6
Expected return on plan assets	(5)	(9)
Net amortization	(1)	(1)
Net periodic benefit cost (credit)	$1	$(3)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $13 million, respectively, during 2021. As of March 31, 2021, $3 million and $3 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit credit for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020

Service cost	$4	$4
Interest cost	8	10
Expected return on plan assets	(28)	(25)
Net amortization	14	10
Net periodic benefit credit	$(2)	$(1)

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £50 million during 2021. As of March 31, 2021, £11 million, or $15 million, of contributions had been made to the United Kingdom pension plan.

(8)    Fair Value Measurements

The carrying value of the Company's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. The Company has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 — Unobservable inputs reflect the Company's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including its own data.

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2021
Assets:
Commodity derivatives	$1	$72	$154	$(18)	$209
Foreign currency exchange rate derivatives	—	12	—	—	12
Interest rate derivatives	—	33	47	—	80
Mortgage loans held for sale	—	2,065	—	—	2,065
Money market mutual funds(2)	807	—	—	—	807
Debt securities:
United States government obligations	210	—	—	—	210
International government obligations	—	5	—	—	5
Corporate obligations	—	71	—	—	71
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	5	—	—	5
Equity securities:
United States companies	395	—	—	—	395
International companies	4,780	—	—	—	4,780
Investment funds	256	—	—	—	256
	$6,449	$2,265	$201	$(18)	$8,897
Liabilities:
Commodity derivatives	$—	$(90)	$(30)	$39	$(81)
Foreign currency exchange rate derivatives	—	(1)	—	—	(1)
Interest rate derivatives	(3)	(14)	(6)	—	(23)
	$(3)	$(105)	$(36)	$39	$(105)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020
Assets:
Commodity derivatives	$1	$73	$135	$(21)	$188
Foreign currency exchange rate derivatives	—	20	—	—	20
Interest rate derivatives	—	—	62	—	62
Mortgage loans held for sale	—	2,001	—	—	2,001
Money market mutual funds(2)	873	—	—	—	873
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	5,906	—	—	—	5,906
Investment funds	201	—	—	—	201
	$7,562	$2,180	$197	$(21)	$9,918
Liabilities:
Commodity derivatives	$(1)	$(90)	$(19)	$56	$(54)
Foreign currency exchange rate derivatives	—	(2)	—	—	(2)
Interest rate derivatives	(5)	(60)	—	—	(65)
	$(6)	$(152)	$(19)	$56	$(121)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $21 million and $35 million as of March 31, 2021 and December 31, 2020, respectively.
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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2021:
Beginning balance	$116	$62
Changes included in earnings(1)	(6)	(21)
Changes in fair value recognized in OCI	(1)	—
Changes in fair value recognized in net regulatory assets	16	—
Settlements	(1)	—
Ending balance	$124	$41

2020:
Beginning balance	$97	$14
Changes included in earnings(1)	(3)	31
Changes in fair value recognized in net regulatory assets	(40)	—
Purchases	2	—
Settlements	(4)	—
Ending balance	$52	$45

(1)Changes included in earnings for interest rate derivatives are reported net of amounts related to the satisfaction of the associated loan commitment.

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

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$49,461	$55,926	$49,866	$60,633

(9)    Commitments and Contingencies

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

California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures, including residences, destroyed; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Several lawsuits have been filed in Oregon and California, including a putative class action complaint in Oregon, on behalf of citizens and businesses who suffered damages from fires allegedly caused by PacifiCorp. The final determinations of liability, however, will only be made following comprehensive investigations and litigation processes.

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

As of March 31, 2021, PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

Hydroelectric Relicensing

PacifiCorp is a party to the 2016 amended Klamath Hydroelectric Settlement Agreement ("KHSA"), which is intended to resolve disputes surrounding PacifiCorp's efforts to relicense the Klamath Hydroelectric Project. The KHSA establishes a process for PacifiCorp, the states of Oregon and California ("States") and other stakeholders to assess whether dam removal can occur consistent with the settlement's terms. For PacifiCorp, the key elements of the settlement include: (1) a contribution from PacifiCorp's Oregon and California customers capped at $200 million plus $250 million in California bond funds; (2) complete indemnification from harms associated with dam removal; (3) transfer of the FERC license to a third-party dam removal entity, the Klamath River Renewal Corporation ("KRRC"), who would conduct dam removal; and (4) ability for PacifiCorp to operate the facilities for the benefit of customers until dam removal commences.

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

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated energy and nonregulated energy, with further disaggregation of regulated energy by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended March 31, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,145	$452	$511	$—	$—	$—	$—	$—	$2,108
Retail gas	—	460	38	—	—	—	—	—	498
Wholesale	36	125	15	—	17	—	—	—	193
Transmission and distribution	25	15	21	263	—	172	—	—	496
Interstate pipeline	—	—	—	—	815	—	—	(41)	774
Other	23	—	—	—	2	—	—	—	25
Total Regulated	1,229	1,052	585	263	834	172	—	(41)	4,094
Nonregulated	—	10	—	10	237	8	166	187	618
Total Customer Revenue	1,229	1,062	585	273	1,071	180	166	146	4,712
Other revenue	13	5	6	27	22	—	24	40	137
Total	$1,242	$1,067	$591	$300	$1,093	$180	$190	$186	$4,849

	For the Three-Month Period Ended March 31, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,122	$410	$529	$—	$—	$—	$—	$—	$2,061
Retail gas	—	187	47	—	—	—	—	—	234
Wholesale	—	64	14	—	—	—	—	(1)	77
Transmission and distribution	22	15	23	233	—	169	—	—	462
Interstate pipeline	—	—	—	—	400	—	—	(48)	352
Other	26	—	1	—	—	—	—	—	27
Total Regulated	1,170	676	614	233	400	169	—	(49)	3,213
Nonregulated	—	6	1	7	—	3	159	127	303
Total Customer Revenue	1,170	682	615	240	400	172	159	78	3,516
Other revenue	36	4	7	26	1	—	19	25	118
Total	$1,206	$686	$622	$266	$401	$172	$178	$103	$3,634

(1)The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2021	2020
Customer Revenue:
Brokerage	$1,022	$777
Franchise	18	16
Total Customer Revenue	1,040	793
Mortgage and other revenue	192	100
Total	$1,232	$893

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2021, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,521	$20,918	$23,439
BHE Transmission	513	—	513
Total	$3,034	$20,918	$23,952

(11)    BHE Shareholders' Equity

For the three-month period ended March 31, 2020, BHE repurchased 180,358 shares of its common stock for $126 million.

(12)    Components of Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss) attributable to BHE shareholders by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized	AOCI
	Amounts on	Currency	(Losses) Gains	Attributable
	Retirement	Translation	on Cash	To BHE
	Benefits	Adjustment	Flow Hedges	Shareholders, Net

Balance, December 31, 2019	$(417)	$(1,296)	$7	$(1,706)
Other comprehensive income (loss)	34	(548)	(33)	(547)
Balance, March 31, 2020	$(383)	$(1,844)	$(26)	$(2,253)

Balance, December 31, 2020	$(482)	$(1,062)	$(8)	$(1,552)
Other comprehensive income	7	91	14	112
Balance, March 31, 2021	$(475)	$(971)	$6	$(1,440)

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

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
PacifiCorp	$1,242	$1,206
MidAmerican Funding	1,067	686
NV Energy	591	622
Northern Powergrid	300	266
BHE Pipeline Group	1,093	401
BHE Transmission	180	172
BHE Renewables	190	178
HomeServices	1,232	893
BHE and Other(1)	186	103
Total operating revenue	$6,081	$4,527

Depreciation and amortization:
PacifiCorp	$264	$252
MidAmerican Funding	207	176
NV Energy	136	124
Northern Powergrid	71	63
BHE Pipeline Group	118	64
BHE Transmission	58	60
BHE Renewables	60	71
HomeServices	11	11
BHE and Other(1)	2	—
Total depreciation and amortization	$927	$821

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating income:
PacifiCorp	$234	$234
MidAmerican Funding	48	102
NV Energy	70	79
Northern Powergrid	151	132
BHE Pipeline Group	618	249
BHE Transmission	81	76
BHE Renewables	33	17
HomeServices	112	20
BHE and Other(1)	(14)	10
Total operating income	1,333	919
Interest expense	(530)	(483)
Capitalized interest	14	17
Allowance for equity funds	26	34
Interest and dividend income	21	20
(Losses) gains on marketable securities, net	(1,118)	27
Other, net	8	(27)
Total (loss) income before income tax benefit and equity loss	$(246)	$507

Interest expense:
PacifiCorp	$107	$102
MidAmerican Funding	78	81
NV Energy	52	58
Northern Powergrid	33	32
BHE Pipeline Group	38	14
BHE Transmission	38	38
BHE Renewables	40	42
HomeServices	1	5
BHE and Other(1)	143	111
Total interest expense	$530	$483

(Loss) earnings on common shares:
PacifiCorp	$169	$176
MidAmerican Funding	144	150
NV Energy	34	20
Northern Powergrid	104	87
BHE Pipeline Group	383	179
BHE Transmission	59	55
BHE Renewables	16	95
HomeServices	84	10
BHE and Other	(1,027)	(102)
(Loss) earnings on common shares	$(34)	$670

	As of
	March 31,	December 31,
	2021	2020
Assets:
PacifiCorp	$26,956	$26,862
MidAmerican Funding	24,098	23,530
NV Energy	14,594	14,501
Northern Powergrid	8,980	8,782
BHE Pipeline Group	19,651	19,541
BHE Transmission	9,341	9,208
BHE Renewables	11,935	12,004
HomeServices	5,186	4,955
BHE and Other(1)	6,781	7,933
Total assets	$127,522	$127,316

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue by country:
United States	$5,597	$4,089
United Kingdom	300	266
Canada	177	171
Philippines and other	7	1
Total operating revenue by country	$6,081	$4,527

(Loss) income before income tax benefit and equity loss by country:
United States	$(423)	$354
United Kingdom	132	109
Canada	39	40
Philippines and other	6	4
Total (loss) income before income tax benefit and equity loss by country	$(246)	$507

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2021 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2020	$1,129	$2,102	$2,369	$1,000	$1,803	$1,551	$95	$1,457	$11,506
Acquisitions	—	—	—	—	—	—	—	1	1
Foreign currency translation	—	—	—	6	—	21	—	—	27
March 31, 2021	$1,129	$2,102	$2,369	$1,006	$1,803	$1,572	$95	$1,458	$11,534

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2021 and 2020

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2021	2020	Change
Operating revenue:
PacifiCorp	$1,242	$1,206	$36	3%
MidAmerican Funding	1,067	686	381	56
NV Energy	591	622	(31)	(5)
Northern Powergrid	300	266	34	13
BHE Pipeline Group	1,093	401	692	*
BHE Transmission	180	172	8	5
BHE Renewables	190	178	12	7
HomeServices	1,232	893	339	38
BHE and Other	186	103	83	81
Total operating revenue	$6,081	$4,527	$1,554	34%

(Loss) earnings on common shares:
PacifiCorp	$169	$176	$(7)	(4)%
MidAmerican Funding	144	150	(6)	(4)
NV Energy	34	20	14	70
Northern Powergrid	104	87	17	20
BHE Pipeline Group	383	179	204	*
BHE Transmission	59	55	4	7
BHE Renewables(1)	16	95	(79)	(83)
HomeServices	84	10	74	*
BHE and Other	(1,027)	(102)	(925)	*
(Loss) earnings on common shares	$(34)	$670	$(704)	*

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares decreased $704 million for the first quarter of 2021 compared to 2020. The first quarter of 2021 included a pre-tax unrealized loss of $1,124 million ($818 million after-tax) compared to a pre-tax unrealized gain in the first quarter of 2020 of $54 million ($39 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first quarter of 2021 was $784 million, an increase of $153 million, or 24%, compared to adjusted earnings on common shares in the first quarter of 2020 of $631 million.

The decrease in earnings on common shares for the first quarter of 2021 compared to 2020 was primarily due to the following:
•$204 million higher net income at BHE Pipeline Group, primarily due to $107 million of incremental net income from BHE GT&S, acquired in November 2020, higher gross margin on gas sales and higher transportation revenue at Northern Natural Gas, largely due to the favorable impact of the February 2021 polar vortex weather event, and the impacts of the 2020 rate case settlement at Northern Natural Gas;
•$79 million lower net income at BHE Renewables, primarily due to lower wind tax equity investment earnings from net losses on existing tax equity investments, largely due to the February 2021 polar vortex weather event, partially offset by increased income tax benefits from projects reaching commercial operation;

•$74 million higher net income at HomeServices, primarily due to higher earnings from mortgage services (63% increase in funded mortgage volume) and brokerage services (35% increase in closed transaction volume) largely attributable to the favorable interest rate environment; and
•$925 higher net loss at BHE and Other due to the $857 million unfavorable change in the after-tax unrealized position of the Company's investment in BYD Company Limited, $38 million of dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in October 2020, higher BHE corporate interest expense from debt issuances in March and October 2020 and higher other corporate costs, partially offset by favorable changes in the cash surrender value of corporate-owned life insurance policies.

Reportable Segment Results

PacifiCorp

Operating revenue increased $36 million for the first quarter of 2021 compared to 2020, primarily due to higher retail revenue of $20 million and higher wholesale and other revenue of $16 million. Retail revenue increased due to higher customer volumes of $15 million and price impacts of $5 million from changes in sales mix, partially offset by lower rates due to certain general rate case orders. Retail customer volumes increased 0.3%, primarily due to an increase in the average number of customers and the favorable impact of weather, partially offset by lower customer usage. Wholesale and other revenue increased primarily due to higher wholesale volumes and higher average wholesale market prices.

Net income decreased $7 million for the first quarter of 2021 compared to 2020, primarily due to higher depreciation and amortization expense, including the impacts of a depreciation study effective in January 2021, lower allowances for equity and borrowed funds used during construction of $12 million and higher property taxes of $12 million, partially offset by higher utility margin of $29 million and favorable income tax expense from the impacts of ratemaking and higher PTCs recognized due to new wind-powered generating facilities placed in-service. Utility margin increased primarily due to the higher retail and wholesale revenue and lower purchased power costs, partially offset by higher natural gas-fueled and coal-fueled generation costs and higher net amortization of deferred net power costs in accordance with established adjustment mechanisms.

MidAmerican Funding

Operating revenue increased $381 million for the first quarter of 2021 compared to 2020, primarily due to higher natural gas operating revenue of $303 million and higher electric operating revenue of $74 million. Natural gas operating revenue increased due to a higher average per-unit cost of natural gas sold, primarily due to the February 2021 polar vortex weather event resulting in higher purchased gas adjustment recoveries of $304 million (offset in cost of sales). Electric operating revenue increased due to higher retail revenue of $40 million and higher wholesale and other revenue of $32 million mainly from higher wholesale volumes. Electric retail revenue increased primarily due to $32 million higher recoveries through the energy adjustment clauses (offset primarily in cost of sales), higher customer volumes of $5 million and price impacts of $5 million from changes in sales mix. Electric retail customer volumes increased 4.9% due to the favorable impact of weather and increased usage of certain industrial customers.

Net income decreased $6 million for the first quarter of 2021 compared to 2020, primarily due to higher depreciation and amortization expense of $31 million from additional assets placed in-service and the expiration of a regulatory mechanism deferring certain depreciation expense and $28 million higher operations and maintenance expenses, partially offset by a favorable income tax benefit and favorable changes in the cash surrender value of corporate-owned life insurance policies. Higher operations and maintenance expenses included increased costs associated with additional wind-powered generating facilities placed in-service as well as higher electric and natural gas distribution costs. The favorable income tax benefit was mainly due to higher PTCs recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service, partially offset by the impacts of ratemaking. Electric utility margin increased $3 million as the higher retail and wholesale revenue was largely offset by higher generation and purchased power costs.

NV Energy

Operating revenue decreased $31 million for the first quarter of 2021 compared to 2020, primarily due to lower electric operating revenue of $22 million and lower natural gas operating revenue of $9 million. Electric operating revenue decreased primarily due to lower base tariff general rates of $14 million, lower retail customer volumes, lower fully-bundled energy rates (offset in cost of sales) of $4 million and price impacts from changes in sales mix. Electric retail customer volumes, including distribution only service customers, decreased 3.2%, primarily due to the impacts of COVID-19, which resulted in lower distribution only service, industrial and commercial customer usage and higher residential customer usage, partially offset by the favorable impact of weather. Natural gas operating revenue decreased due to a lower average per-unit cost of natural gas sold (offset in cost of sales).

Net income increased $14 million for the first quarter of 2021 compared to 2020, primarily due to lower operations and maintenance expense of $22 million, primarily from lower regulatory instructed deferrals and amortizations and lower plant operations and maintenance costs, favorable changes in the cash surrender value of corporate-owned life insurance policies, lower interest expense of $7 million and lower income tax expense from the impacts of ratemaking, partially offset by lower electric utility margin of $18 million and higher depreciation and amortization expense of $13 million, mainly from the regulatory amortization of decommissioning costs and higher plant placed in-service. Electric utility margin decreased primarily due to the lower base tariff general rates at Nevada Power, lower retail customer volumes and price impacts from changes in sales mix.

Northern Powergrid

Operating revenue increased $34 million for the first quarter of 2021 compared to 2020, primarily due to $21 million from the weaker United States dollar and higher distribution revenue of $13 million, mainly from increased tariff rates of $10 million. Net income increased $17 million for the first quarter of 2021 compared to 2020, primarily due to the higher distribution revenue and $7 million from the weaker United States dollar.

BHE Pipeline Group

Operating revenue increased $692 million for the first quarter of 2021 compared to 2020, primarily due to $559 million of incremental revenue at BHE GT&S, acquired in November 2020, higher gas sales at Northern Natural Gas of $91 million and higher transportation revenue of $33 million at Northern Natural Gas, largely due to the favorable impacts of the February 2021 polar vortex weather event. Net income increased $204 million for the first quarter of 2021 compared to 2020, primarily due to $107 million of incremental net income at BHE GT&S and higher earnings of $98 million at Northern Natural Gas. Northern Natural Gas' improved performance was primarily due to higher gross margin on gas sales of $75 million, higher transportation revenue and the impacts of the 2020 rate case settlement.

BHE Transmission

Operating revenue increased $8 million for the first quarter of 2021 compared to 2020, primarily due to $10 million from the stronger United States dollar and higher revenue from the Montana-Alberta Tie-Line, acquired in May 2020, partially offset by the impacts of a regulatory decision received in November 2020 at AltaLink. Net income increased $4 million for the first quarter of 2021 compared to 2020, primarily due to higher earnings from the Montana-Alberta Tie-Line and lower non-regulated interest expense at BHE Canada.
BHE Renewables

Operating revenue increased $12 million for the first quarter of 2021 compared to 2020, primarily due to higher hydro, geothermal and solar revenues from higher generation as well as favorable pricing at the geothermal facilities. Net income decreased $79 million for the first quarter 2021 compared to 2020, primarily due to lower wind tax equity investment earnings of $93 million, partially offset by the higher operating revenue. Wind tax equity investment earnings decreased due to unfavorable results from existing tax equity investments of $138 million, primarily due to the February 2021 polar vortex weather event, partially offset by increased income tax benefits from projects reaching commercial operation.

HomeServices

Operating revenue increased $339 million for the first quarter of 2021 compared to 2020, primarily due to higher brokerage revenue of $228 million from a 35% increase in closed transaction volume and higher mortgage revenue of $92 million from a 63% increase in funded mortgage volume due to an increase in refinance activity from the favorable interest rate environment. Net income increased $74 million for the first quarter of 2021 compared to 2020, primarily due to higher earnings from mortgage services of $36 million and brokerage services of $27 million largely attributable to the favorable interest rate environment.
BHE and Other
Operating revenue increased $83 million for the first quarter of 2021 compared to 2020, primarily due to higher electricity and natural gas sales revenue at MidAmerican Energy Services, LLC, from favorable pricing offset by lower volumes. Net loss increased $925 million for the first quarter of 2021 compared to 2020, primarily due to the $857 million unfavorable change in the after-tax unrealized position of the Company's investment in BYD Company Limited, $38 million of dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in October 2020, higher BHE corporate interest expense from debt issuances in March and October 2020 and higher other corporate costs, partially offset by favorable changes in the cash surrender value of corporate-owned life insurance policies.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2021, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$418	$43	$38	$103	$83	$71	$520	$1,276

Credit facilities	3,500	1,200	1,509	650	207	935	3,232	11,233
Less:
Short-term debt	—	(95)	(387)	(55)	—	(218)	(1,944)	(2,699)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(2)	—	(590)
Net credit facilities	3,500	887	752	595	207	715	1,288	7,944

Total net liquidity	$3,918	$930	$790	$698	$290	$786	$1,808	$9,220
Credit facilities:
Maturity dates	2022	2022	2021, 2022	2022	2023	2021, 2024	2021, 2022

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020 were $1.5 billion and $1.2 billion, respectively. The increase was primarily due to improved operating results and favorable income tax cash flows, partially offset by changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020 were $(1.4) billion and $(1.5) billion, respectively. The change was primarily due to lower funding of tax equity investments and lower capital expenditures of $61 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2021 was $(191) million. Sources of cash totaled $409 million and consisted of net proceeds from short-term debt. Uses of cash totaled $600 million and consisted mainly of repayments of BHE senior debt totaling $450 million, distributions to noncontrolling interests of $115 million and repayments of subsidiary debt totaling $26 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2020	2021	2021
Capital expenditures by business:
PacifiCorp	$366	$439	$1,897
MidAmerican Funding	472	298	2,200
NV Energy	163	167	854
Northern Powergrid	159	179	732
BHE Pipeline Group	120	102	1,204
BHE Transmission	56	77	279
BHE Renewables	12	18	95
HomeServices	7	8	39
BHE and Other(1)	1	7	78
Total	$1,356	$1,295	$7,378

Capital expenditures by type:
Wind generation	$273	$97	$1,158
Electric distribution	365	427	1,849
Electric transmission	185	157	1,006
Natural gas transmission and storage	49	85	1,032
Solar generation	—	4	295
Other	484	525	2,038
Total	$1,356	$1,295	$7,378

(1)BHE and Other represents amounts related principally to other entities, corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation expenditures include the following:
◦Construction and acquisition of wind-powered generating facilities at MidAmerican Energy totaling $154 million for the three-month period ended March 31, 2020. MidAmerican Energy's forecast expenditures in 2021 for the construction of additional wind-powered generating facilities total $391 million and include 202 MWs of wind-powered generating facilities expected to be placed in-service in 2021.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $24 million and $6 million for the three-month periods ended March 31, 2021 and 2020, respectively. The repowering projects entail the replacement of significant components of older turbines. Planned spending for the repowered generating facilities totals $379 million for the remainder of 2021. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 1,078 MWs of current repowering projects not in-service as of March 31, 2021, 80 MWs are currently expected to qualify for 100% of the federal PTCs available for 10 years following each facility's return to service, 591 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.

◦Construction of wind-powered generating facilities at PacifiCorp totaling $27 million and $89 million for the three-month periods ended March 31, 2021 and 2020, respectively, and includes the 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs expected to be placed in-service in 2021. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal PTCs available for 10 years once the equipment is placed in-service. PacifiCorp's 2019 IRP identified 1,920 MWs of new wind-powered generating resources that are expected to come online in 2024. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp anticipates costs associated with the construction of wind-powered generating facilities will total an additional $100 million for 2021.
◦Repowering existing wind-powered generating facilities at PacifiCorp totaling $5 million and $16 million for the three-month periods ended March 31, 2021 and 2020, respectively. The repowering projects entail the replacement of significant components of older turbines. Certain repowering projects were placed in service in 2019 and 2020 and the remaining repowering projects are expected to be placed in-service in 2021. The energy production from such repowered facilities is expected to qualify for 100% of the federal PTCs available for 10 years following each facility's return to service. Planned additional spending for certain existing wind-powered generating facilities totals $6 million for 2021.
◦Acquisition and repowering of wind-powered generating facilities at PacifiCorp totaling $1 million for the three-month period ended March 31, 2021. Planned additional spending for these wind-powered generating facilities totals $44 million for 2021.
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
•Electric transmission includes both growth and operating expenditures. Growth expenditures include PacifiCorp's costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, which is a major segment of PacifiCorp's Energy Gateway Transmission expansion program, placed in-service in November 2020, the Nevada Utilities' Greenlink Nevada transmission expansion program and AltaLink's directly assigned projects from the Alberta Electric System Operator. Operating expenditures include system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand.
•Natural gas transmission and storage includes both growth and operating expenditures. Growth expenditures include, among other items, the Northern Natural Gas New Lisbon Expansion and Twin Cities Area Expansion projects. Operating expenditures include, among other items, asset modernization and pipeline integrity projects.
•Solar generation includes growth expenditures, including MidAmerican Energy's current plan for the construction of 117 MWs of small- and utility-scale solar generation during 2021, of which 37 MWs are expected to be placed in-service in 2021. Nevada Power's solar generation investment includes expenditures for a 150 MWs solar photovoltaic facility with an additional 100 MWs capacity of co-located battery storage, known as the Dry Lake generating facility. Commercial operation at Dry Lake is expected by the end of 2023.
•Other capital expenditures includes both growth and operating expenditures, including routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made no contributions for the three-month period ended March 31, 2021, and has commitments as of March 31, 2021, subject to satisfaction of certain specified conditions, to provide equity contributions of $616 million for the remainder of 2021 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 other than the recent financing transactions and renewable tax equity investments previously discussed.

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

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 and new regulatory matters occurring in 2021.

PacifiCorp

Utah

In March 2020, PacifiCorp filed its annual EBA application with the UPSC requesting recovery of $37 million of deferred power costs from customers for the period January 1, 2019 through December 31, 2019, reflecting the difference between base and actual net power costs in the 2019 deferral period. This reflected a 1.0% increase compared to current rates. The UPSC approved the request in February 2021 for rates effective March 1, 2021.

Oregon

In February 2020, PacifiCorp filed a general rate case, and in December 2020, the OPUC approved a net rate decrease of approximately $24 million, or 1.8%, effective January 1, 2021, accepting PacifiCorp's proposed annual credit to customers of the remaining 2017 Tax Reform benefits over a two-year period. PacifiCorp's compliance filing to reset base rates effective January 1, 2021 in response to the OPUC's order reflected a rate decrease of approximately $67 million, or 5.1%, due to the exclusion of the impacts of repowered wind facilities, new wind facilities and certain other new investments that had not been placed in service at the time of the filing. Additional compliance filings will be made to include these investments in rates concurrent when they are placed in service. In January 2021, the OPUC approved the second compliance filing to add the remainder of the Ekola Flats wind facility to rates, resulting in a rate increase of approximately $7 million, or 0.5%, effective January 12, 2021. In April 2021, the OPUC approved the third compliance filing to add the Foote Creek repowered wind facility and the Pryor Mountain new wind facility to rates, resulting in a rate increase of $14 million, or 1.2%, effective April 9, 2021.

Wyoming

In September 2018, PacifiCorp filed an application for depreciation rate changes with the WPSC based on PacifiCorp's 2018 depreciation rate study, requesting the rates become effective January 1, 2021. Updates since September 2018 include the filing of PacifiCorp's 2020 decommissioning studies in which a third‑party consultant was engaged to estimate decommissioning costs associated with coal-fueled generating facilities and removal of Cholla Unit 4. In April 2020, PacifiCorp filed a stipulation with the WPSC resolving all issues addressed in PacifiCorp's depreciation rate study application with ratemaking treatment of certain matters to be addressed in PacifiCorp's general rate case, including depreciation for coal-fueled generating facilities and associated incremental decommissioning costs reflected in decommissioning studies and certain matters related to the repowering of PacifiCorp's wind-powered generating facilities. The stipulation was approved by the WPSC during a hearing in August 2020 and a subsequent written order in December 2020. The general rate case hearing was rescheduled for February 2021. As a result of the hearing date change, PacifiCorp filed an application in October 2020 with the WPSC requesting authorization to defer costs associated with impacts of the depreciation study. A hearing for this deferral application is scheduled to occur in July 2021.

In March 2020, PacifiCorp filed a general rate case with the WPSC which reflected recovery of Energy Vision 2020 investments, updated depreciation rates, incremental decommissioning costs associated with coal-fueled facilities and rate design modernization proposals. The application also requested a revision to the ECAM to eliminate the sharing band and requested authorization to discontinue operations and recover costs associated with the early retirement of Cholla Unit 4. The proposed increase reflects several rate mitigation measures that include use of the remaining 2017 Tax Reform benefits to buy down plant balances, including Cholla Unit 4, and spreading the recovery of the depreciation of certain coal-fueled generation units over time periods that extend beyond the depreciable lives proposed in the depreciation rate study. In September 2020, PacifiCorp filed its rebuttal testimony that modified its requested increase in base rates from $7 million to $9 million, or 1.3%, and reflected an update to the rate mitigation measures for using the 2017 Tax Reform benefits. The WPSC determined that the rebuttal testimony filed constituted a material and substantial change to the original application and vacated the hearing that was scheduled for October 2020. The WPSC re-noticed PacifiCorp's case and rescheduled the hearings. The hearings began February 2021 and were completed in March 2021. The WPSC decision is pending. PacifiCorp has requested a rate effective date of July 1, 2021.

In April 2021, PacifiCorp filed its annual ECAM and RRA application with the WPSC requesting to refund $15 million of deferred net power costs and RECs to customers for the period January 1, 2020 through December 31, 2020, reflecting the difference between base and actual net power costs in the 2020 deferral period. This reflects a 2.4% decrease compared to current rates. PacifiCorp has requested an interim rate effective date of July 1, 2021.

Idaho

In March 2021, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $14 million for deferred costs in 2020. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, changes in PTCs, RECs, and a resource tracking mechanism to match costs with the benefits of new wind and wind repowering projects until they are reflected in base rates. This reflects a 1.1% decrease compared to current rates.

California

California Senate Bill 901 requires electric utilities to prepare and submit wildfire mitigation plans that describe the utilities' plans to prevent, combat and respond to wildfires affecting their service territories. PacifiCorp submitted its 2021 California Wildfire Mitigation Plan Update in March 2021.

FERC Show Cause Order

On April 15, 2021, the FERC issued an order to show cause and notice of proposed penalty related to allegations made by FERC Office of Enforcement staff that PacifiCorp failed to comply with certain North American Electric Reliability Corporation (the "NERC") reliability standards associated with facility ratings on PacifiCorp's bulk electric system. The order directs PacifiCorp to show cause as to why it should not be assessed a civil penalty of $42 million as a result of the alleged violations. The allegations are related to PacifiCorp's response to a 2010 industry-wide effort directed by the NERC to identify and remediate certain discrepancies resulting from transmission facility design and actual field conditions, including transmission line clearances. PacifiCorp will file a response to the allegations with the FERC.

MidAmerican Energy

Natural Gas Purchased for Resale

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. To mitigate the impact to customers, the IUB ordered the recovery of these higher costs to be applied to natural gas sales over the period April 2021 through April 2022. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the three-month period ended March 31, 2021.

NV Energy (Nevada Power and Sierra Pacific)

Price Stability Tariff

In November 2018, the Nevada Utilities made filings with the PUCN to implement the Customer Price Stability Tariff ("CPST"). The Nevada Utilities have designed the CPST to provide certain customers, namely those eligible to file an application pursuant to Chapter 704B of the Nevada Revised Statutes, with a market-based pricing option that is based on renewable resources. The CPST provides for an energy rate that would replace the Base Tariff Energy Rate and DEAA. The goal is to have an energy rate that yields an all-in effective rate that is competitive with market options available to such customers. In February 2019, the PUCN granted several intervenors the ability to participate in the proceeding. In June 2019, the Nevada Utilities withdrew their filings. In May 2020, the Nevada Utilities refiled the CPST incorporating the considerations raised by the PUCN and other intervenors and a hearing was held in September 2020. In November 2020, the PUCN issued an order approving the tariff with modified pricing and directing the Nevada Utilities to develop a methodology by which all eligible participants may have the opportunity to participate in the CPST program up to a limit with the same proportion of governmental entities' and non-governmental entities' MWh reserved for potentially interested customers as filed. In December 2020, the Nevada Utilities filed a petition for reconsideration of the pricing ordered by the PUCN. In January 2021, the PUCN issued an order reaffirming its order from November 2020 and denying the petition for a rehearing. In the first quarter of 2021, the Nevada Utilities filed an update to the CPST program per the November 2020 order and an updated CPST tariff with the PUCN. An order is expected in the second quarter of 2021.

Natural Disaster Protection Plan

The Nevada Utilities submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. In June 2020, a hearing was held and an order was issued in August 2020 that granted the joint application, made minor adjustments to the budget and approved the 2019 costs for recovery starting in October 2020. In October 2020, intervening parties filed petitions for reconsideration. Intervenors have filed a petition for judicial review with the District Court in November 2020. In December 2020, the PUCN issued a second modified final order approving the natural disaster protection plan, as modified, and reopened its investigation and rulemaking on Senate Bill 329 to address rate design issues raised by intervenors. The comment period for the reopened investigation and rulemaking ended in early February 2021 and an order is expected in the second quarter of 2021. In March 2021, the Nevada Utilities filed an application seeking recovery of the 2020 expenditures, approval for an update to the initial natural disaster protection plan that was ordered by the PUCN and filed their first amendment to the 2020 natural disaster protection plan.

Northern Powergrid Distribution Companies

In December 2020, GEMA, through Ofgem, published its final determinations for transmission and gas distribution networks in Great Britain. These determinations do not apply directly to Northern Powergrid, but aspects of the proposals are capable of application at Northern Powergrid's next price control, ("ED2"), which will begin in April 2023. Regarding allowed return on capital, Ofgem determined a cost of equity of 4.55% (plus inflation calculated using the United Kingdom's consumer price index including owner occupiers' housing costs ("CPIH")). In March 2021, all the transmission and gas distribution networks lodged appeals with the Competition and Markets Authority against Ofgem's determination for the cost of equity.

In December 2020, in respect of electricity distribution, GEMA published its decision on the methodology it will use to set the ED2 price control and prices from April 2023 to March 2028. This confirmed that Ofgem will apply many aspects of the proposals from the transmission and gas distribution price controls to electricity distribution.

GEMA published a separate decision in March 2021, confirming that the financial aspects in respect of electricity distribution would broadly follow the transmission and gas distribution methodology, setting a working assumption for a cost of equity at 4.65% (plus CPIH), ahead of the final determinations in late 2022. When placed on a comparable footing, by adjusting for differences in the assumed equity ratio and the measure of inflation used, the working assumption for ED2 is approximately 150 basis points lower than the current cost of equity.

BHE Pipeline Group

BHE GT&S

In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service of $182 million. In February 2020, the FERC approved suspending the changes in rates for five months following the proposed effective date, until August 1, 2020, subject to refund. In November 2020, Cove Point reached an agreement in principle with the active participants in the general rate case proceeding. Under the terms of the agreement in principle, Cove Point's rates effective August 1, 2020 result in an increase to annual revenues of $4 million and a decrease in annual depreciation expense of $1 million, compared to the rates in effect prior to August 1, 2020. The interim settlement rates were implemented November 1, 2020, and Cove Point's provision for rate refunds for August 2020 through October 2020 totaled $7 million. The agreement in principle was reflected in a stipulation and agreement filed with the FERC in January 2021. In March 2021, the FERC approved the stipulation and agreement and the rate refunds to customers were processed in late April.

BHE Transmission

AltaLink

Tariff Refund Application

In January 2021, driven by the pandemic and economic shutdown that has negatively impacted all Albertans, AltaLink filed an application with the AUC that requested approval of tariff relief measures totaling C$350 million over the three-year period, 2021 to 2023. The tariff relief measures consist of a proposed refund to customers of C$150 million of previously collected future income taxes and C$200 million of surplus accumulated depreciation. The future income tax refund would be evenly distributed over the two-year period, 2021 to 2022, with C$75 million included in each year. The accumulated depreciation surplus would be refunded over the three-year period, 2021 to 2023, with C$60 million included in 2021 and 2022, and C$80 million in 2023. If approved by the AUC, these tariff relief measures would have saved customers an estimated C$317 million over the three-year period, 2021 to 2023.

In March 2021, the AUC issued a decision on AltaLink's Tariff Refund Application and approved a 2021 tariff refund in the amount of C$230 million and a net 2021 tariff reduction of C$224 million, which provides Alberta ratepayers with immediate tariff relief in 2021. The approved 2021 tariff refund includes a refund of C$150 million of previously collected future income tax and a refund of C$80 million of accumulated depreciation surplus. Tariff relief measures for years 2022 and 2023 will be proposed in AltaLink's 2022-2023 GTA.

2019-2021 General Tariff Application

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

The AUC deferred its decision on AltaLink's proposed salvage methodology included in AltaLink's 2019-2021 GTA, pending a generic proceeding to consider the broader implications. This generic proceeding was closed and in July 2020, AltaLink filed an application with the AUC for the review and variance of the AUC's decision with respect to AltaLink's proposed salvage methodology. In September 2020, the AUC granted this review on the basis that there were changed circumstances that could lead the AUC to materially vary or rescind the majority hearing panel's findings on AltaLink's proposed salvage methodology. In October 2020, AltaLink filed responses to information requests from the AUC, written argument was filed by intervening parties and written reply argument was filed by AltaLink. In November 2020, the AUC issued its decision on AltaLink's review and variance application. The AUC decided to vary the original decision and approve AltaLink's proposed net salvage method and the revised transmission tariffs as filed, effective December 2020. The new salvage methodology decreased the amount of salvage pre-collection resulting in reductions to AltaLink's revenue requirement from customers by C$24 million, C$27 million and C$31 million for the years 2019, 2020 and 2021, respectively. AltaLink delivered on the first three years of its commitment to customers to keep rates flat for five years by obtaining the necessary AUC approvals. AltaLink's approved 2019-2021 GTA maintains customer rates below the 2018 level of C$904 million from 2019 to 2021.

In March 2021, the AUC approved AltaLink's Tariff Refund Application resulting in a revised revenue requirement of C$873 million and revised transmission tariff of C$633 million for 2021.

2022-2023 General Tariff Application

In April 2021, AltaLink filed its 2022-2023 GTA delivering on the last two years of its commitment to keep rates flat for customers at or below the 2018 level of C$904 million for the five-year period from 2019 to 2023. The two-year application achieves flat tariffs continuing to transition to the AUC-approved salvage recovery method, continuing the use of the flow-through income tax method, and adding only a 1% increase to operations and maintenance expense, with the exception of salaries and wages and other expenses. In addition, similar to the C$80 million refund of the previously collected accumulated depreciation surplus approved by the AUC for 2021, AltaLink proposed to provide further similar tariff reductions over the two years by refunding an additional C$60 million per year. The application requested the approval of transmission tariff of C$824 million and C$847 million for 2022 and 2023, respectively.

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

In March 2021, the AUC issued its decision with respect to setting the return on equity and deemed equity ratios for AltaLink. The AUC approved an equity return of 8.5% and an equity ratio of 37% for 2022, based on continuing economic and market uncertainties, the unsettled nature of capital markets, and the need for certainty and stability for Alberta ratepayers.

In April 2021, the Utilities Consumer Advocate filed an application with the Court of Appeal of Alberta requesting permission to appeal the AUC's decision that set the return on equity of 8.5% and equity ratio of 37% on a final basis for 2022. In the appeal, the Utilities Consumer Advocate alleges that the AUC erred by failing to fulfil its statutory obligation of establishing a fair return and by failing to apply procedural fairness.

2019 Deferral Accounts Reconciliation Application

In October 2020, AltaLink filed its application with the AUC, which includes ten projects with total gross capital additions of C$129 million, including applicable AFUDC. In December 2020, AltaLink provided responses to AUC information requests, interveners filed written argument and AltaLink filed reply argument.

In March 2021, the AUC issued its decision on AltaLink's 2019 Deferral Accounts Reconciliation Application. The AUC approved C$128.0 million of the C$128.5 million of gross capital project additions, disallowing C$0.5 million of capital costs. The AUC also approved the other deferral accounts for taxes other than income taxes, long-term debt and annual structure payments as filed. AltaLink filed its compliance filing in April 2021.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many laws and regulations are subject to interpretation that may ultimately be resolved by the courts. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, and new environmental matters occurring in 2021.

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goal of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce GHG emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global GHG emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. On June 1, 2017, President Trump announced the United States would begin the process of withdrawing from the Paris Agreement. The United States completed its withdrawal from the Paris Agreement on November 4, 2020. President Biden accepted the terms of the climate agreement January 20, 2021, and the United States completed its reentry February 19, 2021. At a Climate Leaders Summit held April 22 through April 23, 2021, President Biden announced new climate goals to cut GHG 50%-52% economy-wide by 2030 compared to 2005 levels, and to reach 100% carbon pollution-free electricity by 2035. Additional details on how the United States will implement these goals is anticipated to be released through fall 2021.

Clean Air Act Regulations

The Clean Air Act is a federal law administered by the EPA that provides a framework for protecting and improving the nation's air quality and controlling sources of air emissions. The implementation of new standards is generally outlined in SIPs, which are a collection of regulations, programs and policies to be followed. SIPs vary by state and are subject to public hearings and EPA approval. Some states may adopt additional or more stringent requirements than those implemented by the EPA. The major Clean Air Act programs most directly affecting the Registrants' operations as described below.

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards were appealed to the D.C. Circuit and oral argument was scheduled for April 17, 2017. However, oral argument was deferred and the court held the case in abeyance for an indefinite period of time. On December 6, 2018, the EPA announced revisions to new source performance standards for new and reconstructed coal-fueled units. EPA proposes to revise carbon dioxide emission limits for new coal-fueled facilities to 1,900 pounds per MWh for small units and 2,000 pounds per MWh for large units. The EPA would define the best system of emission reduction for new and modified units as the most efficient demonstrated steam cycle, combined with best operating practices. On January 12, 2021, EPA finalized a rule focused solely on a significant contribution finding for purposes of regulating source categories' GHG emissions. The final rule sets no specific regulatory standards and contains no regulatory text, nor does it address what constitutes the best system of emission reduction for new, modified and reconstructed electric generating units. EPA confirms in the "significant contribution" rule that electric generating units remain a listed source category under Clean Air Act Section 111(b), reaching that conclusion through the introduction of an emissions threshold framework by which a source category is deemed to contribute significantly to dangerous air pollution due to their GHG emissions if the amount of those emissions exceeds 3% of total GHG emissions in the United States. Under this methodology, no other source category would qualify for regulation. The significant contribution rule will take effect 60 days after publication in the Federal Register but is expected to be quickly revisited by the Biden administration. Because the significant contribution rule did not alter the emission limits or technology requirements of the 2015 rule, any new fossil-fueled generating facilities will be required to meet the GHG new source performance standards. The D.C. Circuit vacated the significant contribution rule April 5, 2021, remanding it for further proceedings.

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

In June 2010, the EPA finalized a new NAAQS for SO2. Under the 2010 rule, areas must meet a one-hour standard of 75 parts per billion utilizing a three-year average. The rule utilizes source modeling in addition to the installation of ambient monitors where SO2 emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013 and determined, at that date, that a portion of Muscatine County, Iowa was in nonattainment for the one-hour SO2 standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations, and that in a subsequent round of designations, the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility. Although the EPA's July 2013 designations did not impact PacifiCorp's nor the Nevada Utilities' generating facilities, the EPA's assessment of SO2 area designations will continue with the deployment of additional SO2 monitoring networks across the country. On February 25, 2019, the EPA issued a decision to retain the 2010 SO2 NAAQS without revision.

The Sierra Club filed a lawsuit against the EPA in August 2013 with respect to the one-hour SO2 standards and its failure to make certain attainment designations in a timely manner. In March 2015, the United States District Court for the Northern District of California ("Northern District of California") accepted as an enforceable order an agreement between the EPA and Sierra Club to resolve litigation concerning the deadline for completing the designations. The Northern District of California's order directed the EPA to complete designations in three phases: the first phase by July 2, 2016; the second phase by December 31, 2017; and the final phase by December 31, 2020. The first phase of the designations require the EPA to designate two groups of areas: 1) areas that have newly monitored violations of the 2010 SO2 standard; and 2) areas that contain any stationary source that, according to the EPA's data, either emitted more than 16,000 tons of SO2 in 2012 or emitted more than 2,600 tons of SO2 and had an emission rate of at least 0.45 lbs/SO2 per million British thermal unit in 2012 and, as of March 2, 2015, had not been announced for retirement. MidAmerican Energy's George Neal Unit 4 and the Ottumwa Generating Station (in which MidAmerican Energy has a majority ownership interest, but does not operate), are included as units subject to the first phase of the designations, having emitted more than 2,600 tons of SO2 and having an emission rate of at least 0.45 lbs/SO2 per million British thermal unit in 2012. States may submit to the EPA updated recommendations and supporting information for the EPA to consider in making its determinations. Iowa submitted documentation to the EPA in April 2016 supporting its recommendation that Des Moines, Wapello and Woodbury Counties be designated as being in attainment of the standard. In July 2016, the EPA's final designations were published in the Federal Register indicating portions of Muscatine County, Iowa were in nonattainment with the 2010 SO2 standard, Woodbury County, Iowa was unclassifiable, and Des Moines and Wapello Counties were unclassifiable/attainment. On March 26, 2021, the EPA issued the last of its final designations for the 2010 primary SO2 standard. Included in this round was designation of Converse County, Wyoming as an Attainment/Unclassifiable area. PacifiCorp's Dave Johnston generating facility is located in Converse County. No further action by PacifiCorp is required.

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

The first phase of the rule was implemented January 1, 2015. In November 2015, the EPA released a proposed rule that would further reduce NOx emissions in 2017. The final "CSAPR Update Rule" was published in the Federal Register in October 2016 and required additional reductions in NOx emissions beginning in May 2017. On December 6, 2018, EPA finalized a rule to close out the CSAPR, having determined that the CSAPR Update for the 2008 ozone NAAQS fully addressed Clean Air Act interstate transport obligations of 20 eastern states. EPA determined that 2023 is an appropriate future analytic year to evaluate remaining good neighbor obligations and that there will be no remaining nonattainment or maintenance receptors with respect to the 2008 ozone NAAQS in the eastern United States in that year. Accordingly, the 20 CSAPR Update-affected states would not contribute significantly to nonattainment in, or interfere with maintenance of, any other state with regard to the 2008 ozone NAAQS. Both the CSAPR Update and the CSAPR Close-Out rules were challenged in the D.C. Circuit. The D.C. Circuit ruled September 13, 2019, that because the EPA allowed upwind States to continue to significantly contribute to downwind air quality problems beyond statutory deadlines, the CSAPR Update Rule provided only a partial remedy that did not fully address interstate ozone transport, and remanded the CSAPR Update Rule back to the EPA. The D.C. Circuit issued an opinion October 1, 2019, finding that because the CSAPR Close-Out Rule relied on the same faulty reasoning as the CSAPR Update rule, the CSAPR Close-Out Rule must be vacated. On October 15, 2020, the EPA proposed to tighten caps on emissions of NOx from power plants in 12 states in the CSAPR trading program in response to the D.C. Circuit's decision to vacate the CSAPR Update rule. The rule is intended to fully resolve 21 upwind states' remaining good neighbor obligations under the 2008 ozone NAAQS. Additional emissions reductions are required at power plants in 12 states, including Illinois; the EPA predicts that emissions from the remaining nine states, including Iowa and Texas, will not significantly contribute to downwind states' ability to attain or maintain the ozone standard. The EPA accepted comment on the proposal through December 15, 2020. On March 15, 2021, the EPA finalized the Revised CSAPR Update largely as proposed. Significant new compliance obligations are not anticipated as a result of the rule.

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

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a federal implementation plan ("FIP") requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit Court of Appeals ("Tenth Circuit") asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon plant enforceable under the SIP and removes the requirement to install SCR technology on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon plant federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington plants. The proposed approval withdraws the FIP requirements to install SCR on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington plants. The Utah Regional Haze SIP Alternative took effect December 28, 2020. As a result of these actions, the Tenth Circuit dismissed the Utah regional haze petitions on January 11, 2021. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. PacifiCorp and the state of Utah moved to intervene in the litigation, which has been stayed pending the Biden administration's review of the rule.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2020.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2021, the related consolidated statements of operations, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
April 30, 2021

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$43	$13
Trade receivables, net	650	703
Other receivables, net	48	48
Inventories	475	482
Regulatory assets	107	116
Prepaid expenses	73	79
Other current assets	109	82
Total current assets	1,505	1,523

Property, plant and equipment, net	22,535	22,430
Regulatory assets	1,279	1,279
Other assets	479	470

Total assets	$25,798	$25,702
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$615	$772
Accrued interest	114	127
Accrued property, income and other taxes	118	80
Accrued employee expenses	112	84
Short-term debt	95	93
Current portion of long-term debt	879	420
Regulatory liabilities	111	115
Other current liabilities	178	174
Total current liabilities	2,222	1,865

Long-term debt	7,734	8,192
Regulatory liabilities	2,728	2,727
Deferred income taxes	2,666	2,627
Other long-term liabilities	1,106	1,118
Total liabilities	16,456	16,529

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	4,880	4,711
Accumulated other comprehensive loss, net	(19)	(19)
Total shareholders' equity	9,342	9,173

Total liabilities and shareholders' equity	$25,798	$25,702

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020

Operating revenue	$1,242	$1,206

Operating expenses:
Cost of fuel and energy	424	417
Operations and maintenance	259	254
Depreciation and amortization	264	252
Property and other taxes	61	49
Total operating expenses	1,008	972

Operating income	234	234

Other income (expense):
Interest expense	(107)	(102)
Allowance for borrowed funds	6	10
Allowance for equity funds	13	21
Interest and dividend income	6	3
Other, net	6	(4)
Total other income (expense)	(76)	(72)

Income before income tax benefit	158	162
Income tax benefit	(11)	(14)
Net income	$169	$176

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2019	$2	$—	$4,479	$3,972	$(16)	$8,437
Net income	—	—	—	176	—	176
Other comprehensive income	—	—	—	—	1	1
Balance, March 31, 2020	$2	$—	$4,479	$4,148	$(15)	$8,614

Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173
Net income	—	—	—	169	—	169
Balance, March 31, 2021	$2	$—	$4,479	$4,880	$(19)	$9,342

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$169	$176
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	264	252
Allowance for equity funds	(13)	(21)
Changes in regulatory assets and liabilities	(4)	(16)
Deferred income taxes and amortization of investment tax credits	13	(30)
Other, net	(2)	6
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	61	85
Inventories	7	(26)
Derivative collateral, net	7	(1)
Prepaid expenses	6	(3)
Accrued property, income and other taxes, net	12	18
Accounts payable and other liabilities	(51)	(3)
Net cash flows from operating activities	469	437

Cash flows from investing activities:
Capital expenditures	(439)	(366)
Other, net	(1)	27
Net cash flows from investing activities	(440)	(339)

Cash flows from financing activities:
Net proceeds from (repayments of) short-term debt	2	(74)
Other, net	(1)	—
Net cash flows from financing activities	1	(74)

Net change in cash and cash equivalents and restricted cash and cash equivalents	30	24
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19	36
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$49	$60

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month periods ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$43	$13
Restricted cash included in other current assets	3	4
Restricted cash included in other assets	3	2
Total cash and cash equivalents and restricted cash and cash equivalents	$49	$19

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2021	2020
Utility Plant:
Generation	15 - 59 years	$13,355	$12,861
Transmission	60 - 90 years	7,686	7,632
Distribution	20 - 75 years	7,725	7,660
Intangible plant(1)	5 - 75 years	1,069	1,054
Other	5 - 60 years	1,513	1,510
Utility plant in service		31,348	30,717
Accumulated depreciation and amortization		(9,980)	(9,838)
Utility plant in service, net		21,368	20,879
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	9	9
Plant, net		21,377	20,888
Construction work-in-progress		1,158	1,542
Property, plant and equipment, net		$22,535	$22,430

(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

Effective January 1, 2021, PacifiCorp revised its depreciation rates based on its recent depreciation study that was approved by its state regulatory commissions, other than in California. The approved depreciation rates resulted in an increase in depreciation expense of approximately $37 million for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020 based on historical property, plant and equipment balances and including depreciation of certain coal-fueled generating units in Washington over accelerated periods.

(4)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2021	2020

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	3	3
Federal income tax credits	(20)	(11)
Effects of ratemaking	(13)	(22)
Other	2	—
Effective income tax rate	(7)%	(9)%

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

Effects of ratemaking for the three-month periods ended March 31, 2021 and 2020 is primarily attributable to the amortization of excess deferred income taxes, including the use of excess deferred income taxes of $3 million and $30 million, respectively, to accelerate depreciation of certain retired wind equipment and to amortize certain regulatory asset balances in accordance with regulatory orders issued in Oregon and Wyoming.

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the three-month periods ended March 31, 2021 and 2020, PacifiCorp made net cash payments for federal and state income tax to BHE totaling $1 million and $26 million, respectively.

(5)    Employee Benefit Plans

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Pension:
Service cost	$—	$—
Interest cost	7	9
Expected return on plan assets	(13)	(14)
Net amortization	5	5
Net periodic benefit credit	$(1)	$—

Other postretirement:
Service cost	$—	$—
Interest cost	2	3
Expected return on plan assets	(2)	(4)
Net amortization	—	—
Net periodic benefit credit	$—	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $1 million, respectively, during 2021. As of March 31, 2021, $1 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$45	$6	$2	$—	$53
Commodity liabilities	(2)	—	(27)	(24)	(53)
Total	43	6	(25)	(24)	—

Total derivatives	43	6	(25)	(24)	—
Cash collateral receivable	—	—	13	4	17
Total derivatives - net basis	$43	$6	$(12)	$(20)	$17

As of December 31, 2020
Not designated as hedging contracts(1):
Commodity assets	$29	$6	$1	$—	$36
Commodity liabilities	(2)	—	(23)	(28)	(53)
Total	27	6	(22)	(28)	(17)

Total derivatives	27	6	(22)	(28)	(17)
Cash collateral receivable	—	—	15	9	24
Total derivatives - net basis	$27	$6	$(7)	$(19)	$7

(1)PacifiCorp's commodity derivatives are generally included in rates and as of March 31, 2021 and December 31, 2020, a regulatory asset of $— million and $17 million, respectively, was recorded related to the net derivative liability of $— million and $17 million, respectively.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020

Beginning balance	$17	$62
Changes in fair value	(17)	34
Net gains reclassified to operating revenue	—	8
Net losses reclassified to cost of fuel and energy	—	(20)
Ending balance	$—	$84

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2021	2020

Electricity sales, net	Megawatt hours	—	(1)
Natural gas purchases	Decatherms	114	100

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2021, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $52 million and $51 million as of March 31, 2021 and December 31, 2020, respectively, for which PacifiCorp had posted collateral of $17 million and $24 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2021 and December 31, 2020, PacifiCorp would have been required to post $30 million and $25 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(7)    Fair Value Measurements

The carrying value of PacifiCorp's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. PacifiCorp has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that PacifiCorp has the ability to access at the measurement date.

•Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•Level 3 — Unobservable inputs reflect PacifiCorp's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. PacifiCorp develops these inputs based on the best information available, including its own data.

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2021
Assets:
Commodity derivatives	$—	$53	$—	$(4)	$49
Money market mutual funds(2)	36	—	—	—	36
Investment funds	30	—	—	—	30
	$66	$53	$—	$(4)	$115

Liabilities - Commodity derivatives	$—	$(53)	$—	$21	$(32)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$36	$—	$(3)	$33
Money market mutual funds(2)	6	—	—	—	6
Investment funds	25	—	—	—	25
	$31	$36	$—	$(3)	$64

Liabilities - Commodity derivatives	$—	$(53)	$—	$27	$(26)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $17 million and $24 million as of March 31, 2021 and December 31, 2020, respectively.

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

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$8,613	$10,198	$8,612	$10,995

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

    California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures, including residences, destroyed; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Several lawsuits have been filed in Oregon and California, including a putative class action complaint in Oregon, on behalf of citizens and businesses who suffered damages from fires allegedly caused by PacifiCorp. The final determinations of liability, however, will only be made following comprehensive investigations and litigation processes.

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

As of March 31, 2021, PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

(9)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Customer Revenue:
Retail:
Residential	$483	$460
Commercial	359	358
Industrial	271	277
Other retail	32	27
Total retail	1,145	1,122
Wholesale (1)	36	—
Transmission	25	22
Other Customer Revenue	23	26
Total Customer Revenue	1,229	1,170
Other revenue	13	36
Total operating revenue	$1,242	$1,206

(1)Includes net payments to counterparties for the financial settlement of certain non-derivative forward contracts for energy sales.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2021 and 2020

Overview

Net income for the first three months of 2021 was $169 million, a decrease of $7 million compared to 2020. Net income decreased primarily due to lower allowances for equity and borrowed funds used during construction of $12 million, higher property taxes of $12 million, higher depreciation and amortization expense of $12 million, including the impacts of the depreciation study that was effective January 1, 2021, higher operations and maintenance expense of $5 million and higher interest expense of $5 million, partially offset by higher utility margin of $29 million and increased cash surrender value of corporate-owned life insurance policies. Utility margin increased primarily due to higher retail and wholesale revenue and lower purchased electricity costs, partially offset by higher natural gas-fueled generation costs, higher net amortization of deferred net power costs in accordance with established adjustment mechanisms, and higher coal-fueled generation costs. Retail customer volumes increased 0.3%, primarily due to an increase in the average number of customers across the service territory and favorable impact of weather, partially offset by lower customer usage. Energy generated increased 8% for the first three months of 2021 compared to 2020 primarily due to higher wind-powered, coal-fueled and natural gas-fueled generation, partially offset by lower hydroelectric generation. Wholesale electricity sales volumes increased 24% and purchased electricity volumes decreased 11%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2021	2020	Change
Utility margin:
Operating revenue	$1,242	$1,206	$36	3%
Cost of fuel and energy	424	417	7	2
Utility margin	818	789	29	4
Operations and maintenance	259	254	5	2
Depreciation and amortization	264	252	12	5
Property and other taxes	61	49	12	24
Operating income	$234	$234	$—	—%

Utility Margin

A comparison of key operating results related to utility margin is as follows for the quarters ended March 31:

	First Quarter
	2021	2020	Change
Utility margin (in millions):
Operating revenue	$1,242	$1,206	$36	3%
Cost of fuel and energy	424	417	7	2
Utility margin	$818	$789	$29	4%

Sales (GWhs):
Residential	4,632	4,421	211	5%
Commercial	4,470	4,410	60	1
Industrial, irrigation and other	4,474	4,702	(228)	(5)
Total retail	13,576	13,533	43	—
Wholesale	1,591	1,281	310	24
Total sales	15,167	14,814	353	2%

Average number of retail customers (in thousands)	1,989	1,955	34	2%

Average revenue per MWh:
Retail	$84.15	$82.97	$1.18	1%
Wholesale	$30.89	$26.35	$4.54	17%

Heating degree days	4,687	4,605	82	2%

Sources of energy (GWhs)(1):
Coal	7,644	7,228	416	6%
Natural gas	3,065	3,041	24	1
Hydroelectric(2)	923	1,046	(123)	(12)
Wind and other(2)	1,803	1,112	691	62
Total energy generated	13,435	12,427	1,008	8
Energy purchased	3,028	3,391	(363)	(11)
Total	16,463	15,818	645	4%

Average cost of energy per MWh:
Energy generated(3)	$17.66	$17.80	$(0.14)	(1)%
Energy purchased	$47.13	$47.41	$(0.28)	(1)%

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

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Utility margin increased $29 million, or 4%, for the first quarter of 2021 compared to 2020 primarily due to:
•$20 million increase in retail revenue primarily due to higher customer volumes and higher average rates from sales mix, partially offset by lower prices due to certain general rate case orders. Retail customer volumes increased 0.3%, primarily due to an increase in the average number of customers across the service territory and favorable impact of weather, partially offset by lower customer usage;
•$18 million of lower purchased electricity costs from lower market prices and lower purchased volumes, partially due to higher wind generation from new Energy Vision 2020 ("EV 2020") generation and repowered facilities; and
•$15 million of higher wholesale revenue due to higher wholesale volumes and higher average wholesale market prices.
The increases above were partially offset by:
•$12 million of higher natural gas-fueled generation costs primarily due to higher average prices;
•$8 million primarily from higher net amortization of deferred net power costs in accordance with established adjustment mechanisms; and
•$6 million of higher coal-fueled generation costs primarily due to higher volumes, partially offset by lower average prices.
Operations and maintenance increased $5 million, or 2%, for the first quarter of 2021 compared to 2020 primarily due to higher vegetation management costs of $14 million, partially offset by cost savings from the retirement of Cholla unit 4 in December 2020 and decreased bad debt expense.

Depreciation and amortization increased $12 million, or 5%, for the first quarter of 2021 compared to 2020 primarily due to the impacts of a new depreciation study effective January 1, 2021 of approximately $37 million, including accelerated depreciation on coal-fueled units in Washington and an increase in assets placed in service, partially offset by a $44 million decrease resulting from lower accelerated depreciation for Oregon's share of certain retired wind equipment due to repowering ($3 million in the current quarter (fully offset in other revenue) compared to $47 million in the first quarter of 2020 ($7 million offset in other revenue and $40 million offset in income tax expense)).

Property and other taxes increased $12 million, or 24%, for the first quarter of 2021 compared to 2020 primarily due to higher property taxes from higher assessed property values.
Interest expense increased $5 million, or 5%, for the first quarter of 2021 compared to 2020 primarily due to a higher average long-term debt balance.

Allowance for borrowed and equity funds decreased $12 million, or 39%, for the first quarter of 2021 compared to 2020 primarily due to lower qualified construction work-in-progress balances due to large EV 2020 projects being placed in service.

Other, net increased $10 million from a loss of $4 million for the first quarter of 2020 to income of $6 million for the first quarter of 2021, primarily due to market movements related to corporate-owned life insurance policies.

Income tax benefit decreased $3 million, or 21%, for the first quarter of 2021 compared to the first quarter of 2020. The effective tax rate was (7)% for 2021 and (9)% for 2020. The effective tax rate increased primarily as a result of lower amortization of excess deferred income taxes in the current year, partially offset by increased PTCs from PacifiCorp's new wind-powered generating facilities. For the first quarter of 2021, $3 million of excess deferred income taxes was amortized pursuant to regulatory orders for Wyoming, whereby portions of excess deferred income taxes were used to offset certain regulatory balances for Wyoming. For the first quarter of 2020, $30 million of excess deferred income taxes was amortized pursuant to the Oregon RAC settlement, whereby a portion of excess deferred income taxes was used to accelerate depreciation for Oregon's share of certain retired wind equipment.

Liquidity and Capital Resources

As of March 31, 2021, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$43

Credit facilities	1,200
Less:
Short-term debt	(95)
Tax-exempt bond support	(218)
Net credit facilities	887

Total net liquidity	$930

Credit facilities:
Maturity dates	2022
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020 were $469 million and $437 million, respectively. The change was primarily due to lower cash paid for income taxes, lower purchased power prices and volumes and lower fuel expense payments due to timing, partially offset by higher operating expense payments due to timing and higher cash paid for interest.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020 were $(440) million and $(339) million, respectively. The change is primarily due to an increase in capital expenditures of $73 million and prior year proceeds from the settlement of notes receivable of $25 million associated with the sale of certain Utah mining assets in 2015. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2021 was $1 million. Sources of cash consisted of $2 million from the borrowing of short-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2020 was $(74) million. Uses of cash consisted of $74 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2021, PacifiCorp had $95 million of short-term debt outstanding at a weighted average interest rate of 0.16%. As of December 31, 2020, PacifiCorp had $93 million of short-term debt outstanding at a weighted average interest rate of 0.16%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2020	2021	2021

Wind generation	$106	$33	$193
Electric distribution	99	195	730
Electric transmission	92	60	426
Other	69	151	548
Total	$366	$439	$1,897

PacifiCorp's 2019 IRP identified a significant increase in renewable resource generation and associated transmission. PacifiCorp has included an estimate of the 2019 IRP resources in its forecast capital expenditures for 2021 through 2023. These estimates are likely to change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:

◦Construction of wind-powered generating facilities at PacifiCorp totaling $27 million and $89 million for the three-month periods ended March 31, 2021 and 2020, respectively. Construction includes 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs expected to be placed in-service in 2021. The energy production for these new facilities is expected to qualify for 100% of the federal PTCs available for 10 years once the equipment is placed in-service. PacifiCorp's 2019 IRP identified 1,920 MWs of new wind-powered generating resources that are expected to come online in 2024. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp anticipates costs associated with the construction of wind-powered generating facilities will total an additional $100 million for 2021.
◦Repowering existing wind-powered generating facilities at PacifiCorp totaling $5 million and $16 million for the three-month periods ended March 31, 2021 and 2020, respectively. Certain repowering projects were placed in service in 2019 and 2020 with the remaining repowering projects expected to be placed in-service in 2021. The energy production from such repowered facilities is expected to qualify for 100% of the federal renewable electricity PTCs available for 10 years following each facility's return to service. Planned additional spending for certain existing wind-powered generating facilities totals $6 million for 2021.
◦Acquisition and repowering of wind-powered generating facilities totals $1 million for the three-month period ended March 31, 2021. Planned additional spending for these wind-powered generating facilities totals $44 million for 2021.

•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes planned spend on wildfire mitigation, wildfire damage restoration and storm damage repairs. Expenditures for these items totaled $83 million and $4 million for the three-month periods ended March 31, 2021 and 2020, respectively. PacifiCorp anticipates costs associated with these activities will total an additional $145 million in 2021. Remaining investments relate to expenditures for new connections and distribution.

•Electric transmission includes both growth projects and operating expenditures. Transmission investment through 2020 primarily reflects costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program, placed in-service in November 2020. Planned spending for the additional Energy Gateway Transmission segments totals $182 million in 2021 and are expected to be placed in service in 2023 - 2024.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $13 million and $10 million for the three-month periods ended March 31, 2021 and 2020, respectively. PacifiCorp anticipates costs associated with information technology will total an additional $118 million for 2021. Remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Requests for Proposals

PacifiCorp issues individual RFPs to procure resources identified in the IRP or resources driven by customer demands. The IRP and the RFPs provide for the identification and staged procurement of resources to meet load or state-specific compliance obligations. Depending upon the specific RFP, applicable laws and regulations may require PacifiCorp to file draft RFPs with the UPSC, the OPUC and the WUTC. Approval by the UPSC, the OPUC or the WUTC may be required depending on the nature of the RFPs.

PacifiCorp issued the 2020 All Source RFP to the market in July 2020. The 2020 All Source RFP sought bids for resources capable of coming online by the end of 2024 up to the level of resources identified in PacifiCorp's 2019 IRP. An initial shortlist was identified in October 2020. The final shortlist of winning bids will be identified by June 2021.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2020.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2021, the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2020, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
April 30, 2021

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$37	$38
Trade receivables, net	521	234
Income tax receivable	293	—
Inventories	231	278
Other current assets	103	73
Total current assets	1,185	623

Property, plant and equipment, net	19,223	19,279
Regulatory assets	439	392
Investments and restricted investments	938	911
Other assets	215	232

Total assets	$22,000	$21,437

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$292	$408
Accrued interest	86	78
Accrued property, income and other taxes	124	161
Short-term debt	387	—
Other current liabilities	186	183
Total current liabilities	1,075	830

Long-term debt	7,224	7,210
Regulatory liabilities	1,257	1,111
Deferred income taxes	3,107	3,054
Asset retirement obligations	711	709
Other long-term liabilities	414	458
Total liabilities	13,788	13,372

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	7,651	7,504
Total shareholder's equity	8,212	8,065

Total liabilities and shareholder's equity	$22,000	$21,437

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Regulated electric	$545	$471
Regulated natural gas and other	522	210
Total operating revenue	1,067	681

Operating expenses:
Cost of fuel and energy	151	80
Cost of natural gas purchased for resale and other	432	128
Operations and maintenance	193	165
Depreciation and amortization	207	176
Property and other taxes	36	34
Total operating expenses	1,019	583

Operating income	48	98

Other income (expense):
Interest expense	(74)	(76)
Allowance for borrowed funds	2	3
Allowance for equity funds	6	8
Other, net	11	(5)
Total other income (expense)	(55)	(70)

(Loss) income before income tax benefit	(7)	28
Income tax benefit	(154)	(123)

Net income	$147	$151

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2019	$—	$561	$6,679	$7,240
Net income	—	—	151	151
Balance, March 31, 2020	$—	$561	$6,830	$7,391

Balance, December 31, 2020	$—	$561	$7,504	$8,065
Net income	—	—	147	147
Balance, March 31, 2021	$—	$561	$7,651	$8,212

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$147	$151
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	207	176
Amortization of utility plant to other operating expenses	8	9
Allowance for equity funds	(6)	(8)
Deferred income taxes and amortization of investment tax credits	154	91
Settlements of asset retirement obligations	(4)	(2)
Other, net	(4)	14
Changes in other operating assets and liabilities:
Trade receivables and other assets	(299)	15
Inventories	46	(6)
Derivative collateral, net	(14)	1
Pension and other postretirement benefit plans	1	(6)
Accrued property, income and other taxes, net	(331)	(286)
Accounts payable and other liabilities	10	70
Net cash flows from operating activities	(85)	219

Cash flows from investing activities:
Capital expenditures	(298)	(472)
Purchases of marketable securities	(52)	(127)
Proceeds from sales of marketable securities	47	124
Other, net	—	5
Net cash flows from investing activities	(303)	(470)

Cash flows from financing activities:
Net proceeds from short-term debt	387	50
Other, net	—	(1)
Net cash flows from financing activities	387	49

Net change in cash and cash equivalents and restricted cash and cash equivalents	(1)	(202)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	330
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$44	$128

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month period ended March 31, 2021 and 2020. The results of operations for the three-month periods ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2020, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, consist substantially of funds restricted for wildlife preservation and, as of December 31, 2020, the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$37	$38
Restricted cash and cash equivalents in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$44	$45

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2021	2020
Utility plant in service, net:
Generation	20-70 years	$17,083	$16,980
Transmission	52-75 years	2,372	2,365
Electric distribution	20-75 years	4,433	4,369
Natural gas distribution	29-75 years	1,970	1,955
Utility plant in service		25,858	25,669
Accumulated depreciation and amortization		(7,061)	(6,902)
Utility plant in service, net		18,797	18,767
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		18,803	18,773
Construction work-in-progress		420	506
Property, plant and equipment, net		$19,223	$19,279

(4)    Regulatory Matters

Natural Gas Purchased for Resale

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. These increased costs are reflected in cost of natural gas purchased for resale and other on the Statement of Operations and their recovery through the Purchased Gas Adjustment Clause is reflected in regulated natural gas and other revenue.

To mitigate the impact to customers, the Iowa Utilities Board ordered the recovery of these higher costs to be applied to natural gas sales over the period April 2021 through April 2022. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during three-month period ended March 31, 2021.

(5)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2021, is 2,200% and results from a $154 million income tax benefit associated with a $7 million pre-tax loss. The $154 million income tax benefit is primarily comprised of a $2 million benefit (21%) from the application of the statutory income tax rate to the pre-tax loss and a $168 million benefit (2,400%) from income tax credits, partially offset by a $13 million expense (186%) from the effects of ratemaking.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2021	2020

Federal statutory income tax rate	21%	21%
Income tax credits	2,400	(430)
State income tax, net of federal income tax impacts	(29)	(28)
Effects of ratemaking	(186)	(3)
Other, net	(6)	1
Effective income tax rate	2,200%	(439)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2021 and 2020 totaled $151 million and $120 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy made no cash payments for income tax to BHE for the three-month period ended March 31, 2021, and made net cash payments for income tax to BHE totaling $46 million for the three-month period ended March 31, 2020.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Pension:
Service cost	$5	$1
Interest cost	6	6
Expected return on plan assets	(9)	(10)
Net periodic benefit cost (credit)	$2	$(3)

Other postretirement:
Service cost	$2	$1
Interest cost	2	2
Expected return on plan assets	(2)	(3)
Net amortization	(1)	(1)
Net periodic benefit cost (credit)	$1	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $12 million, respectively, during 2021. As of March 31, 2021, $2 million and $3 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)    Fair Value Measurements

The carrying value of MidAmerican Energy's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. MidAmerican Energy has various financial assets and liabilities that are measured at fair value on the Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that MidAmerican Energy has the ability to access at the measurement date.

•Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

•Level 3 — Unobservable inputs reflect MidAmerican Energy's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. MidAmerican Energy develops these inputs based on the best information available, including its own data.

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2021:
Assets:
Commodity derivatives	$—	$3	$2	$(2)	$3
Money market mutual funds(2)	38	—	—	—	38
Debt securities:
United States government obligations	210	—	—	—	210
International government obligations	—	5	—	—	5
Corporate obligations	—	71	—	—	71
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	5	—	—	5
Equity securities:
United States companies	395	—	—	—	395
International companies	8	—	—	—	8
Investment funds	24	—	—	—	24
	$675	$86	$2	$(2)	$761

Liabilities - commodity derivatives	$—	$(1)	$(1)	$2	$—

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$4	$5	$(5)	$4
Money market mutual funds(2)	41	—	—	—	41
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	9	—	—	—	9
Investment funds	17	—	—	—	17
	$648	$90	$5	$(5)	$738

Liabilities - commodity derivatives	$—	$(4)	$(3)	$5	$(2)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $— million as of March 31, 2021 and December 31, 2020, respectively.
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

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,224	$8,305	$7,210	$9,130

(8)    Commitments and Contingencies

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using Federal Energy Regulatory Commission ("FERC")-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established a ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. These orders continue to be subject to judicial appeal. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of March 31, 2021, has accrued a $10 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

(9)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business and customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 10, (in millions):

	For the Three-Month Period Ended March 31, 2021
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$161	$308	$—	$469
Commercial	71	129	—	200
Industrial	190	12	—	202
Natural gas transportation services	—	10	—	10
Other retail(1)	30	1	—	31
Total retail	452	460	—	912
Wholesale	74	51	—	125
Multi-value transmission projects	15	—	—	15
Other Customer Revenue	—	—	10	10
Total Customer Revenue	541	511	10	1,062
Other revenue	4	1	—	5
Total operating revenue	$545	$512	$10	$1,067

	For the Three-Month Period Ended March 31, 2020
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$148	$128	$—	$276
Commercial	70	43	—	113
Industrial	163	4	—	167
Natural gas transportation services	—	11	—	11
Other retail(1)	29	—	—	29
Total retail	410	186	—	596
Wholesale	42	22	—	64
Multi-value transmission projects	16	—	—	16
Other Customer Revenue	—	—	1	1
Total Customer Revenue	468	208	1	677
Other revenue	3	1	—	4
Total operating revenue	$471	$209	$1	$681

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Regulated electric	$545	$471
Regulated natural gas	512	209
Other	10	1
Total operating revenue	$1,067	$681

Operating income:
Regulated electric	$9	$59
Regulated natural gas	39	39
Total operating income	48	98
Interest expense	(74)	(76)
Allowance for borrowed funds	2	3
Allowance for equity funds	6	8
Other, net	11	(5)
(Loss) income before income tax benefit	$(7)	$28

	As of
	March 31, 2021	December 31, 2020
Assets:
Regulated electric	$20,272	$19,892
Regulated natural gas	1,725	1,544
Other	3	1
Total assets	$22,000	$21,437

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2021, the related consolidated statements of operations, changes in member's equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2020, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 30, 2021

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$38	$39
Trade receivables, net	521	234
Income tax receivable	295	—
Inventories	231	278
Other current assets	102	74
Total current assets	1,187	625

Property, plant and equipment, net	19,223	19,279
Goodwill	1,270	1,270
Regulatory assets	439	392
Investments and restricted investments	940	913
Other assets	215	232

Total assets	$23,274	$22,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2021	2020
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$292	$408
Accrued interest	87	83
Accrued property, income and other taxes	124	161
Note payable to affiliate	184	177
Short-term debt	387	—
Other current liabilities	187	183
Total current liabilities	1,261	1,012

Long-term debt	7,464	7,450
Regulatory liabilities	1,257	1,111
Deferred income taxes	3,104	3,052
Asset retirement obligations	711	709
Other long-term liabilities	414	458
Total liabilities	14,211	13,792

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	7,384	7,240
Total member's equity	9,063	8,919

Total liabilities and member's equity	$23,274	$22,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Regulated electric	$545	$471
Regulated natural gas and other	522	215
Total operating revenue	1,067	686

Operating expenses:
Cost of fuel and energy	151	80
Cost of natural gas purchased for resale and other	432	129
Operations and maintenance	193	165
Depreciation and amortization	207	176
Property and other taxes	36	34
Total operating expenses	1,019	584

Operating income	48	102

Other income (expense):
Interest expense	(78)	(81)
Allowance for borrowed funds	2	3
Allowance for equity funds	6	8
Other, net	10	(6)
Total other income (expense)	(60)	(76)

(Loss) income before income tax benefit	(12)	26
Income tax benefit	(156)	(124)

Net income	$144	$150

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2019	$1,679	$6,422	$8,101
Net income	—	150	150
Balance, March 31, 2020	$1,679	$6,572	$8,251

Balance, December 31, 2020	$1,679	$7,240	$8,919
Net income	—	144	144
Balance, March 31, 2021	$1,679	$7,384	$9,063

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$144	$150
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	207	176
Amortization of utility plant to other operating expenses	8	9
Allowance for equity funds	(6)	(8)
Deferred income taxes and amortization of investment tax credits	153	93
Settlements of asset retirement obligations	(4)	(2)
Other, net	(3)	15
Changes in other operating assets and liabilities:
Trade receivables and other assets	(298)	16
Inventories	46	(6)
Derivative collateral, net	(14)	1
Pension and other postretirement benefit plans	1	(6)
Accrued property, income and other taxes, net	(332)	(290)
Accounts payable and other liabilities	6	66
Net cash flows from operating activities	(92)	214

Cash flows from investing activities:
Capital expenditures	(298)	(472)
Purchases of marketable securities	(52)	(127)
Proceeds from sales of marketable securities	47	124
Other, net	—	6
Net cash flows from investing activities	(303)	(469)

Cash flows from financing activities:
Net change in note payable to affiliate	7	3
Net proceeds from short-term debt	387	50
Other, net	—	(1)
Net cash flows from financing activities	394	52

Net change in cash and cash equivalents and restricted cash and cash equivalents	(1)	(203)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	46	331
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$45	$128

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2021, and for the three-month periods ended March 31, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three-month period ended March 31, 2021 and 2020. The results of operations for the three-month periods ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2020, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, consist substantially of funds restricted for wildlife preservation and, as of December 31, 2020, the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$38	$39
Restricted cash and cash equivalents in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$45	$46

(3)    Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)    Regulatory Matters

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2021, is 1,300% and results from a $156 million income tax benefit associated with a $12 million pre-tax loss. The $156 million income tax benefit is primarily comprised of a $3 million benefit (21%) from the application of the statutory income tax rate to the pre-tax loss and a $168 million benefit (1,400%) from income tax credits, partially offset by a $13 million expense (108%) from the effects of ratemaking.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2021	2020

Federal statutory income tax rate	21%	21%
Income tax credits	1,400	(463)
State income tax, net of federal income tax impacts	(8)	(31)
Effects of ratemaking	(108)	(3)
Other, net	(5)	(1)
Effective income tax rate	1,300%	(477)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2021 and 2020 totaled $151 million and $120 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. The timing of MidAmerican Funding's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Funding made no cash payments for income tax to BHE for the three-month period ended March 31, 2021, and made net cash payments for income tax to BHE totaling $47 million for the three-month period ended March 31, 2020.

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

	As of March 31, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,464	$8,622	$7,450	$9,466

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

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)    Revenue from Contracts with Customers

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had other Accounting Standards Codification Topic 606 revenue of $— million and $5 million for the three-month periods ended March 31, 2021 and 2020, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Regulated electric	$545	$471
Regulated natural gas	512	209
Other	10	6
Total operating revenue	$1,067	$686

Operating income:
Regulated electric	$9	$59
Regulated natural gas	39	39
Other	—	4
Total operating income	48	102
Interest expense	(78)	(81)
Allowance for borrowed funds	2	3
Allowance for equity funds	6	8
Other, net	10	(6)
(Loss) income before income tax benefit	$(12)	$26

	As of
	March 31, 2021	December 31, 2020
Assets(1):
Regulated electric	$21,463	$21,083
Regulated natural gas	1,804	1,623
Other	7	5
Total assets	$23,274	$22,711

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations for the First Quarter of 2021 and 2020

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2021 was $147 million, a decrease of $4 million, or 3%, compared to 2020 primarily due to higher depreciation and amortization expense of $31 million from additional assets placed in-service and the expiration of a regulatory mechanism deferring certain depreciation expense, and higher operations and maintenance expenses of $28 million, partially offset by a greater income tax benefit of $31 million from higher PTCs recognized, higher investment earnings of $19 million and higher company-retained margins of $9 million on natural gas wholesale sales. PTCs recognized increased due to higher wind-powered generation driven primarily by new wind projects placed in-service.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2021 was $144 million, a decrease of $6 million, or 4%, compared to 2020. The decrease was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2021	2020	Change
Electric utility margin:
Operating revenue	$545	$471	$74	16%
Cost of fuel and energy	151	80	71	89
Electric utility margin	394	391	3	1%

Natural gas utility margin:
Operating revenue	512	209	303	145%
Natural gas purchased for resale	432	128	304	238
Natural gas utility margin	80	81	(1)	(1)%

Utility margin	474	472	2	—%

Other operating revenue	10	1	9	*
Operations and maintenance	193	165	28	17
Depreciation and amortization	207	176	31	18
Property and other taxes	36	34	2	6
Operating income	$48	$98	$(50)	(51)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows for the quarters ended March 31:

	First Quarter
	2021	2020	Change
Utility margin (in millions):
Operating revenue	$545	$471	$74	16%
Cost of fuel and energy	151	80	71	89
Utility margin	$394	$391	$3	1%

Sales (GWhs):
Residential	1,738	1,668	70	4%
Commercial	938	969	(31)	(3)
Industrial	3,819	3,524	295	8
Other	370	385	(15)	(4)
Total retail	6,865	6,546	319	5
Wholesale	4,051	2,434	1,617	66
Total sales	10,916	8,980	1,936	22%

Average number of retail customers (in thousands)	801	792	9	1%

Average revenue per MWh:
Retail	$65.82	$62.75	$3.07	5%
Wholesale	$16.64	$15.71	$0.93	6%

Heating degree days	3,211	2,952	259	9%

Sources of energy (GWhs)(1):
Wind and other(2)	6,122	4,846	1,276	26%
Coal	2,902	1,573	1,329	84
Nuclear	895	993	(98)	(10)
Natural gas	143	116	27	23
Total energy generated	10,062	7,528	2,534	34
Energy purchased	1,018	1,643	(625)	(38)
Total	11,080	9,171	1,909	21%

Average cost of energy per MWh:
Energy generated(3)	$6.15	$5.00	$1.15	23%
Energy purchased	$87.45	$25.59	$61.86	*

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

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows for the quarters ended March 31:

	First Quarter
	2021	2020	Change
Utility margin (in millions):
Operating revenue	$512	$209	$303	*
Natural gas purchased for resale	432	128	304	*
Utility margin	$80	$81	$(1)	(1)%

Throughput (000's Dths):
Residential	25,282	23,910	1,372	6%
Commercial	11,733	10,951	782	7
Industrial	1,437	1,512	(75)	(5)
Other	37	35	2	6
Total retail sales	38,489	36,408	2,081	6
Wholesale sales	10,773	12,910	(2,137)	(17)
Total sales	49,262	49,318	(56)	—
Natural gas transportation service	29,640	34,954	(5,314)	(15)
Total throughput	78,902	84,272	(5,370)	(6)%

Average number of retail customers (in thousands)	777	770	7	1%

Average revenue per retail Dth sold	$11.70	$4.85	$6.85	*

Heating degree days	3,301	3,067	234	8%

Average cost of natural gas per retail Dth sold	$9.87	$2.91	$6.96	*

Combined retail and wholesale average cost of natural gas per Dth sold	$8.76	$2.60	$6.16	*

*    Not meaningful.

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

MidAmerican Energy -

Electric utility margin increased $3 million for the first quarter of 2021 compared to 2020, due to:
•a $15 million increase in retail utility margin due to an increase of $6 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); an increase of $6 million from the favorable impact of weather; and an increase of $4 million due to price impacts from changes in sales mix and other rate and usage variances, including increased usage for certain industrial customers; partially offset by
•a $12 million decrease in wholesale utility margin due to lower margins per unit, reflecting higher energy costs, partially offset by higher sales volumes of 66.4%.
Natural gas utility margin decreased $1 million for the first quarter of 2021 compared to 2020 primarily due to:
•a $7 million decrease from higher rider refunds related to the ratemaking treatment of 2017 Tax Reform (offset in income tax benefit); partially offset by
•$3 million from higher natural gas energy efficiency program revenue (offset in operations and maintenance expense); and
•$2 million from the favorable impact of weather.

Operations and maintenance increased $28 million for the first quarter of 2021 compared to 2020 primarily due to higher generation operations and maintenance expenses of $6 million due to additional wind turbines and easements, higher electric and natural gas distribution costs of $6 million, higher energy efficiency program expense of $5 million (offset in operating revenue) and higher employee-related expenses of $5 million.

Depreciation and amortization for the first quarter of 2021 increased $31 million compared to 2020 primarily due to wind-powered generating facilities and other plant placed in-service and $13 million from the expiration of a regulatory mechanism deferring certain depreciation expense.

Interest expense decreased $2 million for the first quarter of 2021 compared to 2020 due to lower average interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds decreased $3 million for the first quarter of 2021 compared to 2020 primarily due to lower construction work-in-progress balances related to wind-powered generation.

Other, net increased $16 million for the first quarter of 2021 compared to 2020 primarily due to higher cash surrender values of corporate-owned life insurance policies.

Income tax benefit increased $31 million for the first quarter of 2021 compared to 2020, and the effective tax rate was 2,200% for 2021 and (439)% for 2020. The change in the effective tax rates for 2021 compared to 2020 was due to the higher PTCs and a lower pretax income, partially offset by the effects of ratemaking and state income tax impacts.

Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the first quarter of 2021 and 2020 totaled $151 million and $120 million, respectively.

MidAmerican Funding -

Income tax benefit increased $32 million for the first quarter of 2021 compared to 2020, and the effective tax rate was 1,300% for 2021 and (477)% for 2020. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2021, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$37

Credit facilities, maturing 2021 and 2022	1,505
Less:
Short-term debt outstanding	(387)
Tax-exempt bond support	(370)
Net credit facilities	748

MidAmerican Energy total net liquidity	$785

MidAmerican Funding:
MidAmerican Energy total net liquidity	$785
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2021	4
MidAmerican Funding total net liquidity	$790

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020, were $(85) million and $219 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020, were $(92) million and $214 million, respectively. Cash flows from operating activities reflect lower cash margins for MidAmerican Energy's regulated electric and natural gas businesses, including delayed recovery of higher natural gas costs in February 2021, discussed below, and higher payments to vendors.

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. To mitigate the impact to MidAmerican Energy's customers, the IUB ordered the recovery of these higher costs to be applied to sales over the period April 2021 through April 2022. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during three-month period ended March 31, 2021.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020, were $(303) million and $(470) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020, were $(303) million and $(469) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which decreased primarily due to lower wind-powered generating facility construction expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2021 and 2020 were $387 million and $49 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2021 and 2020, were $394 million and $52 million, respectively. Through its commercial paper program, MidAmerican Energy received $387 million in 2021 and $50 million in 2020. MidAmerican Funding received $7 million and $3 million in 2021 and 2020, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

MidAmerican Energy has authority from the FERC to issue, through April 2, 2022, commercial paper and bank notes aggregating $1.5 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $900 million unsecured credit facility expiring in June 2022. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. MidAmerican Energy has a $600 million unsecured credit facility, which, following MidAmerican Energy's exercise of an option to extend the facility, expires in August 2021, and has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2020	2021	2021

Wind generation	$166	$32	$865
Electric distribution	51	46	298
Electric transmission	38	23	197
Solar generation	—	3	245
Other	217	194	595
Total	$472	$298	$2,200

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction and acquisition of wind-powered generating facilities totaled $154 million for 2020. MidAmerican Energy's forecast expenditures in 2021 for the construction of additional wind-powered generating facilities total $391 million and include 202 MWs of wind-powered generating facilities expected to be placed in-service in 2021.
◦Repowering of wind-powered generating facilities totaled $24 million for 2021 and $6 million for 2020. Planned spending for repowering generating facilities totals $379 million for the remainder of 2021. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 1,078 MWs of current repowering projects not in-service as of March 31, 2021, 80 MWs are currently expected to qualify for 100% of the PTCs available for 10 years following each facility's return to service, 591 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar reflects MidAmerican Energy's current plan for the construction of 117 MWs of small- and utility-scale solar generation during 2021, of which 37 MWs are expected to be placed in-service in 2021.
•Remaining expenditures primarily relate to routine expenditures for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2020.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2020.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2021, the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2020, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
April 30, 2021

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$92	$25
Trade receivables, net	180	234
Inventories	65	69
Derivative contracts	48	26
Regulatory assets	22	48
Prepayments	45	38
Other current assets	37	26
Total current assets	489	466

Property, plant and equipment, net	6,751	6,701
Finance lease right of use assets, net	348	351
Regulatory assets	741	746
Other assets	71	72

Total assets	$8,400	$8,336

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$189	$181
Accrued interest	38	32
Accrued property, income and other taxes	38	25
Current portion of finance lease obligations	30	27
Regulatory liabilities	63	50
Customer deposits	42	47
Asset retirement obligation	18	25
Other current liabilities	38	22
Total current liabilities	456	409

Long-term debt	2,497	2,496
Finance lease obligations	328	334
Regulatory liabilities	1,171	1,163
Deferred income taxes	740	738
Other long-term liabilities	267	257
Total liabilities	5,459	5,397

Commitments and contingencies (Note 6)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	636	634
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	2,941	2,939

Total liabilities and shareholder's equity	$8,400	$8,336

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020

Operating revenue	$370	$389

Operating expenses:
Cost of fuel and energy	165	170
Operations and maintenance	63	82
Depreciation and amortization	101	90
Property and other taxes	12	12
Total operating expenses	341	354

Operating income	29	35

Other income (expense):
Interest expense	(38)	(42)
Allowance for borrowed funds	1	1
Allowance for equity funds	1	2
Other, net	9	(1)
Total other income (expense)	(27)	(40)

Income (loss) before income tax benefit	2	(5)
Income tax benefit	—	(1)
Net income (loss)	$2	$(4)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2019	1,000	$—	$2,308	$493	$(4)	$2,797
Net loss	—	—	—	(4)	—	(4)
Other equity transactions	—	—	—	1	—	1
Balance, March 31, 2020	1,000	$—	$2,308	$490	$(4)	$2,794

Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939
Net income	—	—	—	2	—	2
Balance, March 31, 2021	1,000	$—	$2,308	$636	$(3)	$2,941

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$2	$(4)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	101	90
Allowance for equity funds	(1)	(2)
Changes in regulatory assets and liabilities	(15)	3
Deferred income taxes and amortization of investment tax credits	(10)	(4)
Deferred energy	41	4
Other, net	(1)	8
Changes in other operating assets and liabilities:
Trade receivables and other assets	41	32
Inventories	4	(1)
Accrued property, income and other taxes	3	(6)
Accounts payable and other liabilities	14	(41)
Net cash flows from operating activities	179	79

Cash flows from investing activities:
Capital expenditures	(106)	(111)
Net cash flows from investing activities	(106)	(111)

Cash flows from financing activities:
Proceeds from long-term debt	—	719
Repayments of long-term debt	—	(575)
Other, net	(5)	(4)
Net cash flows from financing activities	(5)	140

Net change in cash and cash equivalents and restricted cash and cash equivalents	68	108
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	36	25
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$104	$133

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Nevada Power Company, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a United States regulated electric utility company serving retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$92	$25
Restricted cash and cash equivalents included in other current assets	12	11
Total cash and cash equivalents and restricted cash and cash equivalents	$104	$36

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2021	2020
Utility plant:
Generation	30 - 55 years	$3,691	$3,690
Transmission	45 - 70 years	1,465	1,468
Distribution	20 - 65 years	3,803	3,771
General and intangible plant	5 - 65 years	798	791
Utility plant		9,757	9,720
Accumulated depreciation and amortization		(3,224)	(3,162)
Utility plant, net		6,533	6,558
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,534	6,559
Construction work-in-progress		217	142
Property, plant and equipment, net		$6,751	$6,701

(4)    Employee Benefit Plans

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2021	2020
Qualified Pension Plan:
Other non-current assets	$9	$8

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans:
Other non-current assets	4	4

(5)    Fair Value Measurements

The carrying value of Nevada Power's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Nevada Power has various financial assets and liabilities that are measured at fair value on the Consolidated Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Nevada Power has the ability to access at the measurement date.
•Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 — Unobservable inputs reflect Nevada Power's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. Nevada Power develops these inputs based on the best information available, including its own data.

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Commodity derivatives	$—	$—	$48	$48
Money market mutual funds(1)	86	—	—	86
Investment funds	2	—	—	2
	$88	$—	$48	$136

Liabilities - commodity derivatives	$—	$—	$(21)	$(21)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$—	$26	$26
Money market mutual funds(1)	21	—	—	21
Investment funds	2	—	—	2
	$23	$—	$26	$49

Liabilities - commodity derivatives	$—	$—	$(11)	$(11)

(1)Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2021 and December 31, 2020, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020

Beginning balance	$15	$(8)
Changes in fair value recognized in regulatory assets	11	(31)
Settlements	1	1
Ending balance	$27	$(38)

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

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,497	$2,991	$2,496	$3,245

(6)    Commitments and Contingencies

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

(7)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Customer Revenue:
Retail:
Residential	$196	$193
Commercial	84	94
Industrial	63	70
Other	3	3
Total fully bundled	346	360
Distribution only service	5	7
Total retail	351	367
Wholesale, transmission and other	14	16
Total Customer Revenue	365	383
Other revenue	5	6
Total revenue	$370	$389

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

Results of Operations for the First Quarter of 2021 and 2020

Overview

Net income for the first quarter of 2021 was $2 million, an increase of $6 million, compared to 2020 primarily due to $19 million of lower operations and maintenance expenses, primarily due to lower net regulatory instructed deferrals and amortizations of $11 million, lower plant operations and maintenance costs and a reduction to the accrual for earning sharing, $10 million of higher other, net, mainly due to higher cash surrender value of corporate-owned life insurance policies of $7 million and lower pension expense, and lower interest expense of $4 million. This increase is offset by $14 million of lower utility margin. primarily due to lower retail rates from the 2020 regulatory rate review with new rates effective January 2021, and $11 million of higher depreciation and amortization, mainly due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2021	2020	Change
Utility margin:
Operating revenue	$370	$389	$(19)	(5)%
Cost of fuel and energy	165	170	(5)	(3)
Utility margin	205	219	(14)	(6)
Operations and maintenance	63	82	(19)	(23)
Depreciation and amortization	101	90	11	12
Property and other taxes	12	12	—	—
Operating income	$29	$35	$(6)	(17)%

Utility Margin

A comparison of key operating results related to utility margin is as follows for the quarters ended March 31:

	First Quarter
	2021	2020	Change
Utility margin (in millions):
Operating revenue	$370	$389	$(19)	(5)%
Cost of fuel and energy	165	170	(5)	(3)
Utility margin	$205	$219	$(14)	(6)%

Sales (GWhs):
Residential	1,587	1,544	43	3%
Commercial	954	1,011	(57)	(6)
Industrial	1,057	1,151	(94)	(8)
Other	47	48	(1)	(2)
Total fully bundled(1)	3,645	3,754	(109)	(3)
Distribution only service	516	611	(95)	(16)
Total retail	4,161	4,365	(204)	(5)
Wholesale	84	153	(69)	(45)
Total GWhs sold	4,245	4,518	(273)	(6)%

Average number of retail customers (in thousands)	978	961	17	2%

Average revenue per MWh:
Retail - fully bundled(1)	$95.01	$96.01	$(1.00)	(1)%
Wholesale	$49.42	$31.58	$17.84	56%

Heating degree days	994	942	52	6%
Cooling degree days	6	2	4	*

Sources of energy (GWhs)(2)(3):
Natural gas	2,534	2,622	(88)	(3)%
Renewables	16	16	—	—
Total energy generated	2,550	2,638	(88)	(3)
Energy purchased	1,355	1,240	115	9
Total	3,905	3,878	27	1%

Average cost of energy per MWh(4):
Energy generated	$14.96	$21.95	$(6.99)	(32)%
Energy purchased	$93.84	$90.56	$3.28	4%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 683 GWhs and 710 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2021 and 2020, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020
Utility margin decreased $14 million, or 6%, for the first quarter of 2021 compared to 2020 primarily due to:
•$9 million of lower retail rates due to the 2020 regulatory rate review with new rates effective January 2021,
•$2 million due to lower energy efficiency program rates (offset in operations and maintenance expense),
•$1 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, decreased 4.7% primarily due to the impacts of COVID-19, which resulted in lower industrial, commercial and distribution only service customer usage and higher residential customer usage, offset by the favorable impacts of weather and
•$1 million of lower other revenue due to a regulatory amortization of impact fee that ended December 2020.

Operations and maintenance decreased $19 million, or 23%, for the first quarter of 2021 compared to 2020 primarily due to lower net regulatory instructed deferrals and amortizations of $11 million, mainly relating to deferrals in 2020 of the non-labor cost savings from the Navajo generating station retirement which was approved for amortization in the 2020 regulatory rate review with new rates effective January 2021, and timing of the regulatory impacts for the ON Line lease cost reallocation, lower plant operations and maintenance costs, a reduction to the accrual for earning sharing and lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $11 million, or 12%, for the first quarter of 2021 compared to 2020 primarily due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

Interest expense decreased $4 million, or 10%, for the first quarter of 2021 compared to 2020 primarily due to lower interest expense on long-term debt.

Other, net increased $10 million for the first quarter of 2021 compared to 2020 primarily due to higher cash surrender value of corporate-owned life insurance policies of $7 million, lower pension expense and higher interest income, mainly from carrying charges on regulatory items.

Income tax benefit decreased $1 million, for the first quarter of 2021 compared to 2020. Nevada Power did not incur tax expense in 2021 primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021. The effective tax rate was 20% in 2020.

Liquidity and Capital Resources

As of March 31, 2021, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$92
Credit facility	400
Total net liquidity	$492
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020 were $179 million and $79 million, respectively. The change was primarily due to lower payments for fuel and energy costs, the timing of payments for operating costs and lower inventory purchases, partially offset by lower collections from customers.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020 were $(106) million and $(111) million, respectively. The change was primarily due to decreased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2021 and 2020 were $(5) million and $140 million, respectively. The change was primarily due to lower proceeds from the issuance of long-term debt, partially offset by lower repayments of long-term debt.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2020	2021	2021

Electric distribution	$64	$41	$167
Electric transmission	8	13	77
Solar generation	—	1	32
Other	39	51	181
Total	$111	$106	$457

Nevada Power's Fourth Amendment to the 2018 Joint IRP proposed an increase in solar generation and electric transmission. Nevada Power has included estimates from its latest IRP filing in its forecast capital expenditures for 2021. These estimates are likely to change as a result of the RFP process and some are still pending PUCN approval. Nevada Power's historical and forecast capital expenditures include the following:

•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.

•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has proposed to build a 350-mile, 525 kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation. Construction of the project has been approved by the PUCN with the exception of the Northwest substation to Harry Allen substation segment for which approval was limited to design, permitting and land acquisition only. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Solar generation investment includes expenditures for a 150 MWs solar photovoltaic facility with an additional 100 MWs capacity of co-located battery storage, known as the Dry Lake generating facility, that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Other investments include both growth projects and operating expenditures consisting of routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2020. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2020.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2021, the related consolidated statements of operations, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of Sierra Pacific as of December 31, 2020, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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
April 30, 2021

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$8	$19
Trade receivables, net	93	97
Inventories	74	77
Derivative contracts	16	9
Regulatory assets	91	67
Other current assets	38	36
Total current assets	320	305

Property, plant and equipment, net	3,188	3,164
Regulatory assets	270	267
Other assets	185	183

Total assets	$3,963	$3,919

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$103	$108
Accrued interest	11	14
Accrued property, income and other taxes	16	14
Short-term debt	55	45
Regulatory liabilities	28	34
Customer deposits	14	15
Other current liabilities	33	25
Total current liabilities	260	255

Long-term debt	1,164	1,164
Finance lease obligations	119	121
Regulatory liabilities	466	463
Deferred income taxes	382	374
Other long-term liabilities	133	131
Total liabilities	2,524	2,508

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	329	301
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,439	1,411

Total liabilities and shareholder's equity	$3,963	$3,919

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Regulated electric	$181	$184
Regulated natural gas	39	48
Total operating revenue	220	232

Operating expenses:
Cost of fuel and energy	82	80
Cost of natural gas purchased for resale	21	30
Operations and maintenance	36	42
Depreciation and amortization	36	34
Property and other taxes	6	6
Total operating expenses	181	192

Operating income	39	40

Other income (expense):
Interest expense	(14)	(14)
Allowance for equity funds	1	1
Other, net	6	1
Total other income (expense)	(7)	(12)

Income before income tax expense	32	28
Income tax expense	4	3
Net income	$28	$25

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2019	1,000	$—	$1,111	$210	$(1)	$1,320
Net income	—	—	—	25	—	25
Balance, March 31, 2020	1,000	$—	$1,111	$235	$(1)	$1,345

Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411
Net income	—	—	—	28	—	28
Balance, March 31, 2021	1,000	$—	$1,111	$329	$(1)	$1,439

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$28	$25
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36	34
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	(13)	(10)
Deferred income taxes and amortization of investment tax credits	4	(3)
Deferred energy	(18)	14
Amortization of deferred energy	(3)	4
Other, net	—	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	8	1
Inventories	3	(3)
Accrued property, income and other taxes	(3)	4
Accounts payable and other liabilities	1	(12)
Net cash flows from operating activities	42	54

Cash flows from investing activities:
Capital expenditures	(61)	(52)
Net cash flows from investing activities	(61)	(52)

Cash flows from financing activities:
Net proceeds from short-term debt	10	—
Other, net	(2)	(1)
Net cash flows from financing activities	8	(1)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(11)	1
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	26	32
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$15	$33

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$8	$19
Restricted cash and cash equivalents included in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$15	$26

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2021	2020
Utility plant:
Electric generation	25 - 60 years	$1,131	$1,130
Electric transmission	50 - 100 years	917	908
Electric distribution	20 - 100 years	1,763	1,754
Electric general and intangible plant	5 - 70 years	193	189
Natural gas distribution	35 - 70 years	431	429
Natural gas general and intangible plant	5 - 70 years	15	15
Common general	5 - 70 years	357	355
Utility plant		4,807	4,780
Accumulated depreciation and amortization		(1,783)	(1,755)
Utility plant, net		3,024	3,025
Other non-regulated, net of accumulated depreciation and amortization	70 years	2	2
Plant, net		3,026	3,027
Construction work-in-progress		162	137
Property, plant and equipment, net		$3,188	$3,164

(4)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2021	2020

Federal statutory income tax rate	21%	21%
Effects of ratemaking	(10)	(8)
Other	2	(2)
Effective income tax rate	13%	11%

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2021	2020
Qualified Pension Plan:
Other non-current assets	$27	$26

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans:
Other long-term liabilities	(14)	(13)

(6)    Fair Value Measurements

The carrying value of Sierra Pacific's cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. Sierra Pacific has various financial assets and liabilities that are measured at fair value on the Consolidated Balance Sheets using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 — Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that Sierra Pacific has the ability to access at the measurement date.
•Level 2 — Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).
•Level 3 — Unobservable inputs reflect Sierra Pacific's judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. Sierra Pacific develops these inputs based on the best information available, including its own data.

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Commodity derivatives	$—	$—	$16	$16
Money market mutual funds(1)	5	—	—	5
	$5	$—	$16	$21

Liabilities - commodity derivatives	$—	$—	$(4)	$(4)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$—	$9	$9
Money market mutual funds(1)	17	—	—	17
	$17	$—	$9	$26

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

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

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,164	$1,312	$1,164	$1,358

(7)    Commitments and Contingencies

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

(8)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 9 (in millions):

	Three-Month Periods
	Ended March 31,
	2021			2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$71	$25	$96	$69	$30	$99
Commercial	54	10	64	57	13	70
Industrial	39	3	42	41	4	45
Other	1	—	1	1	—	1
Total fully bundled	165	38	203	168	47	215
Distribution only service	1	—	1	1	—	1
Total retail	166	38	204	169	47	216
Wholesale, transmission and other	15	—	15	14	—	14
Total Customer Revenue	181	38	219	183	47	230
Other revenue	—	1	1	1	1	2
Total revenue	$181	$39	$220	$184	$48	$232

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Operating revenue:
Regulated electric	$181	$184
Regulated natural gas	39	48
Total operating revenue	$220	$232

Operating income:
Regulated electric	$31	$33
Regulated natural gas	8	7
Total operating income	39	40
Interest expense	(14)	(14)
Allowance for equity funds	1	1
Other, net	6	1
Income before income tax expense	$32	$28

	As of
	March 31,	December 31,
	2021	2020
Assets:
Regulated electric	$3,589	$3,540
Regulated natural gas	348	342
Other(1)	26	37
Total assets	$3,963	$3,919

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

Results of Operations for the First Quarter of 2021 and 2020

Overview

Net income for the first quarter of 2021 was $28 million, an increase of $3 million, or 12%, compared to 2020 primarily due to $6 million of lower operations and maintenance expenses, mainly due to lower plant operations and maintenance expenses and a reduction to the accrual for earning sharing, and $5 million of higher other, net, mainly due to higher cash surrender value of corporate-owned life insurance policies and lower pension costs, partially offset by $5 million of lower electric utility margin, mainly from lower revenue recognized due to a favorable regulatory decision.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2021	2020	Change
Electric utility margin:
Operating revenue	$181	$184	$(3)	(2)%
Cost of fuel and energy	82	80	2	3
Electric utility margin	99	104	(5)	(5)

Natural gas utility margin:
Operating revenue	39	48	(9)	(19)%
Natural gas purchased for resale	21	30	(9)	(30)
Natural gas utility margin	18	18	—	—

Utility margin	117	122	(5)	(4)%

Operations and maintenance	36	42	(6)	(14)%
Depreciation and amortization	36	34	2	6
Property and other taxes	6	6	—	—
Operating income	$39	$40	$(1)	(3)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows for the quarters ended March 31:

	First Quarter
	2021	2020	Change
Utility margin (in millions):
Operating revenue	$181	$184	$(3)	(2)%
Cost of fuel and energy	82	80	2	3
Utility margin	$99	$104	$(5)	(5)%

Sales (GWhs):
Residential	671	635	36	6%
Commercial	677	701	(24)	(3)
Industrial	897	909	(12)	(1)
Other	4	4	—	—
Total fully bundled(1)	2,249	2,249	—	—
Distribution only service	397	412	(15)	(4)
Total retail	2,646	2,661	(15)	(1)
Wholesale	175	193	(18)	(9)
Total GWhs sold	2,821	2,854	(33)	(1)%

Average number of retail customers (in thousands)	363	356	7	2%

Average revenue per MWh:
Retail - fully bundled(1)	$73.17	$74.76	$(1.59)	(2)%
Wholesale	$60.18	$49.05	$11.13	23%

Heating degree days	2,198	2,066	132	6%

Sources of energy (GWhs)(2):
Natural gas	1,082	1,215	(133)	(11)%
Coal	29	66	(37)	(56)
Renewables(3)	6	6	—	—
Total energy generated	1,117	1,287	(170)	(13)
Energy purchased	1,373	1,325	48	4
Total	2,490	2,612	(122)	(5)%

Average cost of energy per MWh(4):
Energy generated	$25.23	$26.53	$(1.30)	(5)%
Energy purchased	$38.93	$34.96	$3.97	11%

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.
(4)    The average cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows for the quarters ended March 31:

	First Quarter
	2021	2020	Change
Utility margin (in millions):
Operating revenue	$39	$48	$(9)	(19)%
Natural gas purchased for resale	21	30	(9)	(30)
Utility margin	$18	$18	$—	—%

Sold (000's Dths):
Residential	4,658	4,386	272	6%
Commercial	2,304	2,167	137	6
Industrial	745	653	92	14
Total retail	7,707	7,206	501	7%

Average number of retail customers (in thousands)	176	173	3	2%

Average revenue per retail Dth sold	$5.03	$6.58	$(1.55)	(24)%

Heating degree days	2,198	2,066	132	6%

Average cost of natural gas per retail Dth sold	$2.73	$4.22	$(1.49)	(35)%

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Electric utility margin decreased $5 million, or 5%, for the first quarter of 2021 compared to 2020 primarily due to:
•$3 million in lower revenue recognized due to a favorable regulatory decision and
•$1 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, decreased 0.6% primarily due to the impacts of COVID-19, which resulted in lower distribution only service, commercial and industrial customer usage and higher residential customer usage, offset by the favorable impacts of weather.

Operations and maintenance decreased $6 million, or 14%, for the first quarter of 2021 compared to 2020 primarily due to lower plant operations and maintenance expenses, a reduction to the accrual for earning sharing and lower regulatory amortizations.

Depreciation and amortization increased $2 million, or 6%, for the first quarter of 2021 compared to 2020 primarily due to regulatory amortizations and higher plant in service.

Other, net increased $5 million for the first quarter of 2021 compared to 2020 primarily due to higher cash surrender value of corporate-owned life insurance policies and lower pension costs.

Income tax expense increased $1 million, or 33%, for the first quarter of 2021 compared to 2020. The effective tax rate was 13% in 2021 and 11% in 2020 and increased primarily due to higher pre-tax income.

Liquidity and Capital Resources

As of March 31, 2021, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$8

Credit facility	250
Less -
Short-term debt	(55)
Net credit facility	195

Total net liquidity	$203
Credit facility:
Maturity date	2022

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020 were $42 million and $54 million, respectively. The change was primarily due to higher payments for fuel and energy costs and lower collections from customers partially offset by lower inventory purchases, the timing of payments for operating costs and increased collections of customer advances.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020 were $(61) million and $(52) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month periods ended March 31, 2021 and 2020 were $8 million and $(1) million, respectively. The change was primarily due to higher proceeds from short-term debt.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2020	2021	2021

Electric distribution	$37	$20	$126
Electric transmission	8	16	124
Solar generation	—	—	18
Other	7	25	129
Total	$52	$61	$397

Sierra Pacific's Fourth Amendment to the 2018 Joint IRP proposed an increase in electric transmission. Sierra Pacific has included estimates from its latest IRP filing in its forecast capital expenditures for 2021. These estimates are likely to change as a result of the RFP process and some are still pending PUCN approval. Sierra Pacific's historical and forecast capital expenditures include the following:

•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has proposed to build a 235-mile, 525 kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345 kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345 kV transmission line from the new Ft. Churchill substation to the Comstock Meadows substations. Construction of the project has been approved by the PUCN with the exception of the Ft. Churchill substation to the Robinson Summit substation segment for which conditional approval was limited to design, permitting and land acquisition only. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Other investments include both growth projects and operating expenditures consisting of routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2020. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2020.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of March 31, 2021, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Eastern Energy Gas as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of Eastern Energy Gas' management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Eastern Energy Gas in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
April 30, 2021

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$106	$35
Restricted cash and cash equivalents	9	13
Trade receivables, net	158	177
Receivables from affiliates	263	139
Other receivables	44	51
Inventories	120	119
Other current assets	145	122
Total current assets	845	656

Property, plant and equipment, net	10,099	10,144
Goodwill	1,286	1,286
Investments	262	244
Other assets	240	291

Total assets	$12,732	$12,621

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59	$71
Accounts payable to affiliates	57	39
Accrued interest	54	19
Accrued property, income and other taxes	60	29
Notes payable	—	9
Current portion of long-term debt	500	500
Other current liabilities	127	147
Total current liabilities	857	814

Long-term debt	3,914	3,925
Regulatory liabilities	668	669
Other long-term liabilities	215	218
Total liabilities	5,654	5,626

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	3,035	2,957
Accumulated other comprehensive loss, net	(45)	(53)
Total member's equity	2,990	2,904
Noncontrolling interests	4,088	4,091
Total equity	7,078	6,995

Total liabilities and equity	$12,732	$12,621

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020

Operating revenue	$486	$556

Operating expenses:
Cost of gas	—	8
Operations and maintenance	124	168
Depreciation and amortization	80	93
Property and other taxes	39	39
Total operating expenses	243	308

Operating income	243	248

Other income (expense):
Interest expense	(44)	(58)
Allowance for equity funds	2	5
Interest and dividend income	—	30
Other, net	1	14
Total other income (expense)	(41)	(9)

Income before income tax expense and equity income	202	239
Income tax expense	27	52
Equity income	16	15
Net income	191	202
Net income attributable to noncontrolling interests	102	33
Net income attributable to Eastern Energy Gas	$89	$169

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020

Net income	$191	$202

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $— and $1	2	1
Unrealized gains (losses) on cash flow hedges, net of tax of $3 and $(30)	10	(85)
Total other comprehensive income (loss), net of tax	12	(84)

Comprehensive income	203	118
Comprehensive income attributable to noncontrolling interests	106	33
Comprehensive income attributable to Eastern Energy Gas	$97	$85

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, December 31, 2019	$9,031	$(187)	$1,385	$10,229
Net income	169	—	33	202
Other comprehensive loss	—	(84)	—	(84)
Distributions	(232)	—	(37)	(269)
Balance, March 31, 2020	$8,968	$(271)	$1,381	$10,078

Balance, December 31, 2020	$2,957	$(53)	$4,091	$6,995
Net income	89	—	102	191
Other comprehensive income	—	8	4	12
Contributions	11	—	—	11
Distributions	(22)	—	(109)	(131)
Balance, March 31, 2021	$3,035	$(45)	$4,088	$7,078

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$191	$202
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	80	93
Allowance for equity funds	(2)	(5)
Equity income, net of distributions	(5)	(1)
Changes in regulatory assets and liabilities	6	7
Deferred income taxes	30	15
Other, net	—	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(56)	357
Derivative collateral, net	2	9
Pension and other postretirement benefit plans	—	(18)
Accrued property, income and other taxes	(25)	(17)
Accounts payable and other liabilities	20	26
Net cash flows from operating activities	241	667

Cash flows from investing activities:
Capital expenditures	(55)	(76)
Loans to affiliates	—	(262)
Other, net	(1)	(4)
Net cash flows from investing activities	(56)	(342)

Cash flows from financing activities:
Net repayments of short-term debt	—	(32)
Repayment of notes payable, net	(9)	(5)
Distributions	(109)	(269)
Net cash flows from financing activities	(118)	(306)

Net change in cash and cash equivalents and restricted cash and cash equivalents	67	19
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	48	39
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$115	$58

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    General

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

In July 2020, Dominion Energy, Inc. ("DEI") entered into an agreement to sell substantially all of its gas transmission and storage operations, including Eastern Energy Gas and a 25% limited partnership interest in Cove Point, to Berkshire Hathaway Energy Company ("BHE"). Approval of the transaction under the Hart-Scott-Rodino Act was not obtained within 75 days and DEI and BHE mutually agreed to a dual-phase closing consisting of two separate disposal groups identified as the acquisition of substantially all of the natural gas transmission and storage business of DEI and Dominion Energy Questar Corporation, exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "Questar Pipeline Group") (the "GT&S Transaction") and the proposed sale of the Questar Pipeline Group by DEI to BHE pursuant to a purchase and sale agreement entered into on October 5, 2020 ("Q-Pipe Transaction"). The Q-Pipe Transaction is currently anticipated to close in the first half of 2021, contingent on clearance or approval under the Hart-Scott-Rodino Act, and other customary closing and regulatory conditions. Prior to the completion of the GT&S Transaction, Eastern Energy Gas finalized a restructuring whereby Eastern Energy Gas distributed the Questar Pipeline Group and a 50% noncontrolling interest in Cove Point to DEI. This restructuring was accounted for by Eastern Energy Gas as a reorganization of entities under common control and the disposition was reflected as an equity transaction. The disposition was not reported as a discontinued operation as the disposal did not represent a strategic shift in the way management had intended to run the business. On November 1, 2020, BHE completed the GT&S Transaction. As a result of the GT&S Transaction, Eastern Energy Gas became an indirect wholly owned subsidiary of BHE. BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020. The results of operations for the three-month periods ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2021.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2021	2020
Utility Plant:
Interstate natural gas pipeline assets	24 - 43 years	$8,385	$8,382
Intangible plant	5 - 10 years	114	115
Utility plant in service		8,499	8,497
Accumulated depreciation and amortization		(2,792)	(2,759)
Utility plant in service, net		5,707	5,738

Nonutility Plant:
LNG facility	40 years	4,460	4,454
Intangible plant	14 years	25	25
Nonutility plant in service		4,485	4,479
Accumulated depreciation and amortization		(320)	(283)
Nonutility plant in service, net		4,165	4,196

Plant, net		9,872	9,934
Construction work- in-progress		227	210
Property, plant and equipment, net		$10,099	$10,144

Construction work-in-progress includes $211 million and $196 million as of March 31, 2021 and December 31, 2020, respectively, related to the construction of utility plant.

(3)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2021	2020
Investments:
Investment funds	$12	$—

Equity method investments:
Iroquois	250	244

Total investments	262	244

Restricted cash and cash equivalents:
Customer deposits	9	13
Total restricted cash and cash equivalents	9	13

Total investments and restricted cash and cash equivalents	$271	$257

Reflected as:
Current assets	$9	$13
Noncurrent assets	262	244
Total investments and restricted cash and cash equivalents	$271	$257
Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut. Prior to the GT&S Transaction, Eastern Energy Gas, through the Questar Pipeline Group, owned 50% of White River Hub, which owns and operates a natural gas pipeline in northwest Colorado.

As of March 31, 2021 and December 31, 2020, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $10 million and $15 million for the three-month periods ended March 31, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020 consist substantially of customer deposits as allowed under the FERC gas tariffs. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of March 31, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2021	2020

Cash and cash equivalents	$106	$35
Restricted cash and cash equivalents	9	13
Total cash and cash equivalents and restricted cash and cash equivalents	$115	$48

(4)    Regulatory Matters

Eastern Gas Transmission and Storage, Inc.

In July 2017, the FERC audit staff communicated to Eastern Gas Transmission and Storage, Inc. ("EGTS") that it had substantially completed an audit of EGTS' compliance with the accounting and reporting requirements of the FERC's Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report. In December 2017, EGTS provided its response to the audit report. EGTS requested FERC review of the contested findings and submitted its plan for compliance with the uncontested portions of the report. EGTS reached resolution of certain matters with the FERC in the fourth quarter of 2018. EGTS recognized a charge of $129 million ($94 million after-tax) for the year ended December 31, 2018 for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with the FERC. In December 2020, the FERC issued a final ruling on the remaining matter, which resulted in a $43 million ($31 million after-tax) charge for disallowance of capitalized allowance for funds used during construction. As a condition of the December 2020 ruling, EGTS will file its proposed accounting entries and supporting documentation with the FERC by the second quarter of 2021; however, EGTS does not expect a material change from the charge recognized.

Cove Point

In January 2020, pursuant to the terms of a previous settlement, Cove Point filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective March 1, 2020. Cove Point proposed an annual cost-of-service of $182 million. In February 2020, the FERC approved suspending the changes in rates for five months following the proposed effective date, until August 1, 2020, subject to refund. In November 2020, Cove Point reached an agreement in principle with the active participants in the general rate case proceeding. Under the terms of the agreement in principle, Cove Point's rates effective August 1, 2020 result in an increase to annual revenues of $4 million and a decrease in annual depreciation expense of $1 million, compared to the rates in effect prior to August 1, 2020. The interim settlement rates were implemented November 1, 2020, and Cove Point's provision for rate refunds for August 2020 through October 2020 totaled $7 million. The agreement in principle was reflected in a stipulation and agreement filed with the FERC in January 2021. In March 2021, the FERC approved the stipulation and agreement and the rate refunds to customers were processed in late April 2021.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2021	2020

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	3	3
Equity interest	2	1
Effects of ratemaking	(1)	(1)
Absence of noncontrolling interest	(11)	(3)
Other, net	(1)	1
Effective income tax rate	13%	22%

Absence of tax on noncontrolling interest is attributable to Eastern Energy Gas' ownership in Cove Point. The GT&S Transaction resulted in a change of noncontrolling interest to 75% as of March 31, 2021 from 25% as of March 31, 2020.

Through October 31, 2020, Eastern Energy Gas was included in DEI's consolidated federal income tax return and, where applicable, combined state income tax returns. All affiliate payables or receivables were settled with DEI prior to the closing date of the GT&S Transaction. Subsequent to the GT&S Transaction, Eastern Energy Gas, as a subsidiary of BHE, is included in Berkshire Hathaway's United States federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provisions for income tax have been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Eastern Energy Gas made no cash payments for income tax to BHE for the three-month period ended March 31, 2021.

(6)    Employee Benefit Plans

Prior to the GT&S Transaction, certain Eastern Energy Gas employees not represented by collective bargaining units were covered by the Dominion Energy Pension Plan, a defined benefit pension plan sponsored by DEI that provides benefits to multiple DEI subsidiaries. As participating employers, Eastern Energy Gas was subject to DEI's funding policy, which was to contribute annually an amount that is in accordance with the Employee Retirement Income Security Act of 1974. Also prior to the GT&S Transaction, pension benefits for Eastern Energy Gas employees represented by collective bargaining units were provided by a separate plan that provides benefits to employees of both EGTS and Hope Gas, Inc. ("Hope"). Subsequent to the GT&S Transaction, Eastern Energy Gas employees are covered by the MidAmerican Energy Company ("MidAmerican Energy") Pension Plan, similar to the DEI plan.

Prior to the GT&S Transaction, certain retiree healthcare and life insurance benefits for Eastern Energy Gas employees not represented by collective bargaining units were covered by the Dominion Energy Retiree Health and Welfare Plan, a plan sponsored by DEI that provides certain retiree healthcare and life insurance benefits to multiple DEI subsidiaries. Also prior to the GT&S Transaction, retiree health and life insurance benefits for Eastern Energy Gas employees represented by collective bargaining units were covered by a separate other postretirement benefit plan that provides benefits to both EGTS and Hope. Subsequent to the GT&S Transaction, Eastern Energy Gas employees are covered by the MidAmerican Energy Retiree Health and Welfare plan, similar to the DEI plan.

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Pension:
Service cost	$—	$1
Interest cost	—	3
Expected return on plan assets	—	(14)
Net amortization	—	2
Net periodic benefit cost (credit)	$—	$(8)

Other Postretirement:
Service cost	$—	$1
Interest cost	—	1
Expected return on plan assets	—	(5)
Net amortization	—	(1)
Net periodic benefit cost (credit)	$—	$(4)

(7)    Fair Value Measurements

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2021
Assets:
Foreign currency exchange rate derivatives	$—	$12	$—	$12
Money market mutual funds(1)	71	—	—	71
Investment funds	12	—	—	12
	$83	$12	$—	$95

Liabilities:
Foreign currency exchange rate derivatives	$—	$(1)	$—	$(1)
Interest rate derivatives	—	(3)	—	(3)
	$—	$(4)	$—	$(4)

As of December 31, 2020
Assets:
Foreign currency exchange rate derivatives	$—	$20	$—	$20
	$—	$20	$—	$20

Liabilities:
Commodity derivatives	$—	$(1)	$—	$(1)
Foreign currency exchange rate derivatives	—	(2)	—	(2)
Interest rate derivatives	—	(6)	—	(6)
	$—	$(9)	$—	$(9)

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

Eastern Energy Gas' long-term debt is carried at cost, including unamortized premiums, discounts and debt issuance costs as applicable, on the Consolidated Balance Sheets. The fair value of Eastern Energy Gas' long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Eastern Energy Gas' variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Eastern Energy Gas' long-term debt (in millions):

	As of March 31, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,414	$4,744	$4,425	$5,012

(8)    Commitments and Contingencies

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' energy products and services revenue by regulated and nonregulated (in millions):

	Three-Month Periods
	Ended March 31,
	2021	2020
Customer Revenue:
Regulated:
Gas transportation and storage	$279	$344
Wholesale	17	2
Other	—	1
Total regulated	296	347
Nonregulated	190	208
Total Customer Revenue	486	555
Other revenue	—	1
Total operating revenue	$486	$556

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2021 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$1,564	$16,115	$17,679

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net
Balance, December 31, 2019	$(106)	$(81)	$—	$(187)
Other comprehensive income (loss)	1	(85)	—	(84)
Balance, March 31, 2020	$(105)	$(166)	$—	$(271)

Balance, December 31, 2020	$(12)	$(51)	$10	$(53)
Other comprehensive income (loss)	2	10	(4)	8
Balance, March 31, 2021	$(10)	$(41)	$6	$(45)

(11)    Variable Interest Entities

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

In November 2019, DEI contributed to Eastern Energy Gas a 75% controlling limited partner interest in Cove Point. In December 2019, DEI sold its retained 25% noncontrolling limited partner interest in Cove Point. As part of the GT&S Transaction, Eastern Energy Gas finalized a restructuring which included the disposition of a 50% noncontrolling interest in Cove Point to DEI, which resulted in Eastern Energy Gas owning 100% of the general partner interest and 25% of the limited partnership interest in Cove Point. Eastern Energy Gas concluded that Cove Point is a VIE due to the limited partners lacking the characteristics of a controlling financial interest. Eastern Energy Gas is the primary beneficiary of Cove Point as it has the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to it.

Eastern Energy Gas purchased shared services from Carolina Gas Services, Inc. ("Carolina Gas Services") an affiliated VIE, of $3 million and $4 million for the three-month periods ended March 31, 2021 and 2020, respectively. Eastern Energy Gas' Consolidated Balance Sheets included amounts due to Carolina Gas Services of $26 million and $22 million as of March 31, 2021 and December 31, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities is the primary beneficiary of Carolina Gas Services as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Carolina Gas Services provides marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities has any obligation to absorb more than its allocated share of Carolina Gas Services costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Questar Pipeline Services, Inc. ("DEQPS"), an affiliated VIE, of $7 million for the three-month period ended March 31, 2020. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DEQPS, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DEQPS provided marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DEQPS costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Services, Inc. ("DES"), an affiliated VIE, of $31 million for the three-month period ended March 31, 2020. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DES as neither it nor any of its consolidated entities had both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DES provided accounting, legal, finance and certain administrative and technical services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DES costs.

(12)    Related Party Transactions

Transactions Prior to the GT&S Transaction

Prior to the GT&S Transaction, Eastern Energy Gas engaged in related party transactions primarily with other DEI subsidiaries (affiliates). Eastern Energy Gas' receivable and payable balances with affiliates were settled based on contractual terms or on a monthly basis, depending on the nature of the underlying transactions. Through October 31, 2020, Eastern Energy Gas was included in DEI's consolidated federal income tax return and, where applicable, combined state income tax returns. All affiliate payables or receivables were settled with DEI prior to the closing of the GT&S Transaction.

Eastern Energy Gas transacted with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Eastern Energy Gas provided transportation and storage services to affiliates. Eastern Energy Gas also entered into certain other contracts with affiliates, and related parties, including construction services, which were presented separately from contracts involving commodities or services. Eastern Energy Gas participated in certain DEI benefit plans as described in Note 6.

DES, Carolina Gas Services, DEQPS and other affiliates provided accounting, legal, finance and certain administrative and technical services to Eastern Energy Gas. Eastern Energy Gas provided certain services to related parties, including technical services.

The financial statements for the three-month period ended March 31, 2020 include costs for certain general, administrative and corporate expenses assigned by DES, Carolina Gas Services and DEQPS to Eastern Energy Gas on the basis of direct and allocated methods in accordance with Eastern Energy Gas' services agreements with DES, Carolina Gas Services and DEQPS. Where costs incurred cannot be determined by specific identification, the costs were allocated based on the proportional level of effort devoted by DES, Carolina Gas Services and DEQPS resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Subsequent to the GT&S Transaction, and with the exception of Cove Point, Eastern Energy Gas' transactions with other DEI subsidiaries are no longer related-party transactions.

Presented below are Eastern Energy Gas' significant transactions with DES, Carolina Gas Services, DEQPS and other affiliated and related parties for the three-month period ended March 31, 2020 (in millions):

Sales of natural gas and transportation and storage services	$64
Purchases of natural gas and transportation and storage services	3
Services provided by related parties(1)	43
Services provided to related parties(2)	32
(1)    Includes capitalized expenditures of $3 million.
(2)    Amount primarily attributable to Atlantic Coast Pipeline, LLC, a related-party VIE prior to the GT&S Transaction.

Interest income related to Eastern Energy Gas' affiliated notes receivable from DEI was $11 million for the three-month period ended March 31, 2020.

Interest income related to Eastern Energy Gas' affiliated notes receivable from East Ohio Gas Company was $18 million for the three-month period ended March 31, 2020.

For the three-month period ended March 31, 2020, Eastern Energy Gas distributed $37 million to DEI.

Transactions Subsequent to the GT&S Transaction

Eastern Energy Gas is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $21 million and $20 million as of March 31, 2021 and December 31, 2020, respectively.

DEI, BHE, MidAmerican Energy, Northern Natural Gas Company and other related parties provided accounting, human resources, information technology and certain other administrative and technical services to Eastern Energy Gas, which totaled $7 million for the three-month period ended March 31, 2021. Eastern Energy Gas provided certain services to affiliates, including administrative and technical services, which totaled $9 million for the three-month period ended March 31, 2021. Eastern Energy Gas also provided transportation and storage services to affiliates, which totaled $7 million for the three-month period ended March 31, 2021. Other assets included amounts due from an affiliate of $6 million and $7 million as of March 31, 2021 and December 31, 2020, respectively.

Eastern Energy Gas has a $400 million intercompany revolving credit agreement from its parent, BHE GT&S, LLC ("BHE GT&S") expiring in November 2021. The credit facility, which is for general corporate purposes and provide for the issuance of letters of credit, has a variable interest rate based on London Interbank Offered Rate ("LIBOR") plus a fixed spread. As of March 31, 2021 and December 31, 2020, $— million and $9 million, respectively, was outstanding under the credit agreement.

BHE GT&S has an intercompany revolving credit agreement from Eastern Energy Gas expiring in December 2021. In March 2021, BHE GT&S increased its credit facility limit from $200 million to $400 million. The credit agreement has a variable interest rate based on LIBOR plus a fixed spread. As of March 31, 2021 and December 31, 2020, $234 million and $124 million, respectively, was outstanding under the credit agreement.

Eastern Energy Gas participates in certain MidAmerican Energy benefit plans as described in Note 6. As of March 31, 2021 and December 31, 2020, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $110 million and $115 million, respectively.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of Eastern Energy Gas during the periods included herein. This discussion should be read in conjunction with Eastern Energy Gas' historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. Eastern Energy Gas' actual results in the future could differ significantly from the historical results.

Results of Operations for the First Quarter of 2021 and 2020

Overview

Net income for the first three months of 2021 was $89 million, a decrease of $80 million compared to 2020. Net income decreased primarily a result of the GT&S Transaction consisting of an increase in net income attributable to noncontrolling interests due to DEI's 50% noncontrolling interest in Cove Point LNG, LP ("Cove Point") of $69 million and the absence of Questar Pipeline Group operations of $23 million.

Quarter Ended March 31, 2021 Compared to Quarter Ended March 31, 2020

Operating revenue decreased $70 million, or 13%, for the first quarter of 2021 compared to 2020, primarily due to the absence of Questar Pipeline Group operations of $64 million and a decrease in services performed for Atlantic Coast Pipeline, LLC of $17 million, which is offset in operations and maintenance expense. The decrease in operating revenue was partially offset by an increase in regulated gas sales primarily due to increased volumes of $17 million.

Cost of gas decreased $8 million, or 100%, for the first quarter of 2021 compared to 2020, primarily due to favorable prices of $19 million and the absence of Questar Pipeline Group operations of $2 million, partially offset by an increase in volumes sold of $14 million.

Operations and maintenance decreased $44 million, or 26%, for the first quarter of 2021 compared to 2020, primarily due to a decrease in services performed for Atlantic Coast Pipeline, LLC of $17 million and the absence of Questar Pipeline Group operations of $15 million.

Depreciation and amortization decreased $13 million, or 14%, for the first quarter of 2021 compared to 2020, primarily due to the absence of Questar Pipeline Group.

Interest expense decreased $14 million, or 24%, for the first quarter of 2021 compared to 2020, primarily due to lower interest expense of $7 million from the repayment of $700 million of long-term debt in the fourth quarter of 2020 and the absence of interest expense related to Questar Pipeline Group of $5 million.

Interest and dividend income decreased $30 million, or 100%, for the first quarter of 2021 compared to 2020, primarily due to the absence of interest income from the East Ohio Gas Company of $18 million and DEI of $11 million.

Other, net decreased $13 million, or 93%, for the first quarter of 2021 compared to 2020, primarily due to a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI as a result of the GT&S Transaction.

Income tax expense decreased $25 million for the first quarter of 2021 compared to 2020 and the effective tax rate was 13% for the first quarter of 2021 and 22% for the first quarter of 2020. The effective tax rate decreased primarily due to the change in the noncontrolling interest of Cove Point and lower pre-tax income as a result of the GT&S Transaction.

Net income attributable to noncontrolling interests increased $69 million, or 209%, for the first quarter of 2021 compared to 2020 primarily due to DEI's 50% interest in Cove Point effective with the GT&S Transaction.

Liquidity and Capital Resources

As of March 31, 2021, Eastern Energy Gas' total net liquidity was $506 million as follows (in millions):

Cash and cash equivalents	$106

Intercompany credit agreement(1)	400
Less:
Notes payable	—
Net intercompany credit agreement	400

Total net liquidity	$506

Intercompany credit agreement:
Maturity date	2021

(1)Refer to Note 12 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion regarding Eastern Energy Gas' intercompany credit agreement.
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2021 and 2020 were $241 million and $667 million. respectively. The change was primarily due to decreased repayments of affiliated receivables by DEI subsidiaries in 2021 and the absence of the Questar Pipeline Group.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2021 and 2020 were $(56) million and $(342) million. respectively. The change was primarily due to the absence of loans to affiliates of $262 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2021 were $(118) million. Uses of cash totaled $(118) million and consisted mainly of distributions to noncontrolling interests from Cove Point of $109 million.

Net cash flows from financing activities for the three-month period ended March 31, 2020 were $(306) million. Uses of cash totaled $306 million and consisted mainly of distributions of $269 million and repayments of short-term debt of $32 million.

Future Uses of Cash

Eastern Energy Gas has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the use of credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, acquisitions, investments, debt retirements and other capital requirements. The availability and terms under which Eastern Energy Gas and each subsidiary has access to external financing depends on a variety of factors, including regulatory approvals, Eastern Energy Gas' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2020	2021	2021

Natural gas transmission and storage	$23	$8	$30
Other	53	47	432
Total	$76	$55	$462

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

Contractual Obligations

As of March 31, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020.

Regulatory Matters

Eastern Energy Gas is subject to comprehensive regulation. Refer to Note 4 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion regarding Eastern Energy Gas' current regulatory matters.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets and income taxes. For additional discussion of Eastern Energy Gas' critical accounting estimates, see Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020. There have been no significant changes in Eastern Energy Gas' assumptions regarding critical accounting estimates since December 31, 2020.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2020. Refer to Note 6 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2021.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

Berkshire Hathaway Energy and PacifiCorp

On September 30, 2020, a putative class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20cv33885, Circuit Court, Multnomah County, Oregon. The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. The complaint alleges that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020 and that PacifiCorp acted with gross negligence, among other things. The complaint was amended November 2, 2020, and seeks the following damages: (i) damages for real and personal property and other economic losses in excess of $600 million; (ii) double the amount of property and economic damages based on alleged gross negligence; (iii) treble damages for specific costs associated with loss of timber, trees and shrubbery; (iv) double the damages for the costs of litigation and reforestation; and (v) prejudgment interest. The plaintiffs demand a trial by jury and have reserved their right to amend the complaint to allege claims for punitive damages.
On March 12, 2021, a complaint against PacifiCorp was filed, captioned Shyla Zeober et al. v. PacifiCorp, Case No. 21cv09339, Circuit Court, Marion County, Oregon. The complaint was filed by Oregon residents and businesses who allege that they were injured by the Beachie Creek Fire, which the plaintiffs allege began on or around September 7, 2020, but which government reports indicate began on or around August 16, 2020. The complaint alleges that PacifiCorp's assets contributed to the Beachie Creek Fire and that PacifiCorp acted with gross negligence, among other things. The complaint seeks the following damages: (i) damages for real and personal property and other economic losses in an amount determined by the jury to be fair and reasonable, but not to exceed $150 million; and (ii) noneconomic damages in the amount determined by the jury to be fair and reasonable, but not to exceed $500 million. The plaintiffs demand a trial by jury and have reserved their right to amend the complaint.

On March 15, 2021, a complaint against PacifiCorp was filed, captioned Shylo Salter et al. v. PacifiCorp, Case No. 21cv09520, Circuit Court, Marion County, Oregon. The complaint was filed by Oregon residents and businesses who allege that they were injured by the Beachie Creek Fire, which the plaintiffs allege began on or around September 7, 2020, but which government reports indicate began on or around August 16, 2020. The complaint alleges that PacifiCorp's assets contributed to the Beachie Creek Fire and that PacifiCorp acted with gross negligence, among other things. The complaint seeks the following damages: (i) damages for real and personal property and other economic losses in an amount determined by the jury to be fair and reasonable, but not to exceed $150 million; and (ii) noneconomic damages in the amount determined by the jury to be fair and reasonable, but not to exceed $500 million. The plaintiffs demand a trial by jury and have reserved their right to amend the complaint.

Other individual lawsuits alleging similar claims have been filed in Oregon and California related to the 2020 Wildfires. Investigations into the causes and origins of those wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Information regarding Berkshire Hathaway Energy's and PacifiCorp's mine safety violations and other legal matters disclosed in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act is included in Exhibit 95 to this Form 10-Q.

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following is a list of exhibits filed as part of this Quarterly Report.

Exhibit No.    Description

BERKSHIRE HATHAWAY ENERGY
4.1Fiscal Agency Agreement, dated as of April 9, 2021, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $550,000,000 in principal amount of the 3.40% Senior Notes due 2051.
15.1Awareness Letter of Independent Registered Public Accounting Firm.
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

PACIFICORP
15.2Awareness Letter of Independent Registered Public Accounting Firm.
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

MIDAMERICAN ENERGY
15.3Awareness Letter of Independent Registered Public Accounting Firm.
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

NEVADA POWER
15.4Awareness Letter of Independent Registered Public Accounting Firm.
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

EASTERN ENERGY GAS
31.13Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.14Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.13Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.14Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALL REGISTRANTS
101The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.
104Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: April 30, 2021	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: April 30, 2021	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: April 30, 2021	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: April 30, 2021	/s/ Michael E. Cole
Michael E. Cole
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: April 30, 2021	/s/ Michael E. Cole
Michael E. Cole
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: April 30, 2021	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)