Form 10-Q
period 2021-06-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN ENERGY GAS HOLDINGS, LLC; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2021-08-09
CIK 1081316, 75594, 90144, 1603291, 1098296, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of August 5, 2021, 76,368,874 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of August 5, 2021, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of August 5, 2021.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of August 5, 2021, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of August 5, 2021, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of August 5, 2021, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of August 5, 2021.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries and Eastern Energy Gas Holdings, LLC and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables	BHE Renewables, LLC and CalEnergy Philippines
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Domestic Regulated Businesses	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
EGTS	Eastern Gas Transmission and Storage, Inc.
GT&S Transaction	The acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy and Dominion Questar, exclusive of the Questar Pipeline Group on November 1, 2020
DEI	Dominion Energy, Inc.
Questar Pipeline Group	Dominion Energy Questar Pipeline, LLC and related entities

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
CPST	Customer Price Stability Tariff
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GWh	Gigawatt Hour
GTA	General Tariff Application
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RFP	Request for Proposal
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	31
PacifiCorp and its subsidiaries	72
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	106
Nevada Power Company and its subsidiaries	129
Sierra Pacific Power Company and its subsidiaries	149
Eastern Energy Gas Holdings, LLC and its subsidiaries	176

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2021, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 6, 2021

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$1,331	$1,290
Restricted cash and cash equivalents	154	140
Trade receivables, net	2,479	2,107
Inventories	1,113	1,168
Mortgage loans held for sale	2,082	2,001
Amounts held in trust	587	318
Other current assets	2,496	2,423
Total current assets	10,242	9,447

Property, plant and equipment, net	87,622	86,128
Goodwill	11,570	11,506
Regulatory assets	3,344	3,157
Investments and restricted cash and cash equivalents and investments	14,960	14,320
Other assets	2,823	2,758

Total assets	$130,561	$127,316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,802	$1,867
Accrued interest	549	555
Accrued property, income and other taxes	711	582
Accrued employee expenses	457	383
Short-term debt	2,536	2,286
Current portion of long-term debt	918	1,839
Other current liabilities	2,107	1,626
Total current liabilities	9,080	9,138

BHE senior debt	13,000	12,997
BHE junior subordinated debentures	100	100
Subsidiary debt	34,855	34,930
Regulatory liabilities	7,344	7,221
Deferred income taxes	12,464	11,775
Other long-term liabilities	4,353	4,178
Total liabilities	81,196	80,339

Commitments and contingencies (Note 9)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 4 shares issued and outstanding	3,750	3,750
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,377	6,377
Long-term income tax receivable	(658)	(658)
Retained earnings	37,303	35,093
Accumulated other comprehensive loss, net	(1,360)	(1,552)
Total BHE shareholders' equity	45,412	43,010
Noncontrolling interests	3,953	3,967
Total equity	49,365	46,977

Total liabilities and equity	$130,561	$127,316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Energy	$4,301	$3,419	$9,150	$7,053
Real estate	1,763	1,193	2,995	2,086
Total operating revenue	6,064	4,612	12,145	9,139

Operating expenses:
Energy:
Cost of sales	1,110	888	2,679	1,926
Operations and maintenance	1,037	794	1,971	1,531
Depreciation and amortization	936	725	1,851	1,534
Property and other taxes	189	153	399	304
Real estate	1,584	1,116	2,704	1,989
Total operating expenses	4,856	3,676	9,604	7,284

Operating income	1,208	936	2,541	1,855

Other income (expense):
Interest expense	(532)	(503)	(1,062)	(986)
Capitalized interest	14	19	28	36
Allowance for equity funds	30	38	56	72
Interest and dividend income	26	20	47	40
Gains on marketable securities, net	1,966	583	848	610
Other, net	48	52	56	25
Total other income (expense)	1,552	209	(27)	(203)

Income before income tax expense (benefit) and equity loss	2,760	1,145	2,514	1,652
Income tax expense (benefit)	327	(7)	(208)	(191)
Equity loss	(50)	(32)	(229)	(50)
Net income	2,383	1,120	2,493	1,793
Net income attributable to noncontrolling interests	102	4	208	7
Net income attributable to BHE shareholders	2,281	1,116	2,285	1,786
Preferred dividends	37	—	75	—
Earnings on common shares	$2,244	$1,116	$2,210	$1,786

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Net income	$2,383	$1,120	$2,493	$1,793

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $1, $2, $5 and $13	15	10	22	44
Foreign currency translation adjustment	68	109	159	(439)
Unrealized gains (losses) on cash flow hedges, net of tax of $(1), $3, $4 and $(7)	1	9	15	(24)
Total other comprehensive income (loss), net of tax	84	128	196	(419)

Comprehensive income	2,467	1,248	2,689	1,374
Comprehensive income attributable to noncontrolling interests	106	4	212	7
Comprehensive income attributable to BHE shareholders	$2,361	$1,244	$2,477	$1,367

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, March 31, 2020	$—	$—	$6,382	$(530)	$28,846	$(2,253)	$127	$32,572
Net income	—	—	—	—	1,116	—	4	1,120
Other comprehensive income	—	—	—	—	—	128	—	128
Distributions	—	—	—	—	—	—	(2)	(2)
Purchase of noncontrolling interest	—	—	(5)	—	—	—	(28)	(33)
Balance, June 30, 2020	$—	$—	$6,377	$(530)	$29,962	$(2,125)	$101	$33,785

Balance, December 31, 2019	$—	$—	$6,389	$(530)	$28,296	$(1,706)	$129	$32,578
Net income	—	—	—	—	1,786	—	7	1,793
Other comprehensive loss	—	—	—	—	—	(419)	—	(419)
Common stock purchases	—	—	(6)	—	(120)	—	—	(126)
Distributions	—	—	—	—	—	—	(7)	(7)
Purchase of noncontrolling interest	—	—	(5)	—	—	—	(28)	(33)
Other equity transactions	—	—	(1)	—	—	—	—	(1)
Balance, June 30, 2020	$—	$—	$6,377	$(530)	$29,962	$(2,125)	$101	$33,785

Balance, March 31, 2021	$3,750	$—	$6,377	$(658)	$35,060	$(1,440)	$3,962	$47,051
Net income	—	—	—	—	2,281	—	102	2,383
Other comprehensive income	—	—	—	—	—	80	4	84
Preferred stock dividend	—	—	—	—	(37)	—	—	(37)
Distributions	—	—	—	—	—	—	(121)	(121)
Contributions	—	—	—	—	—	—	9	9
Other equity transactions	—	—	—	—	(1)	—	(3)	(4)
Balance, June 30, 2021	$3,750	$—	$6,377	$(658)	$37,303	$(1,360)	$3,953	$49,365

Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977
Net income	—	—	—	—	2,285	—	208	2,493
Other comprehensive income	—	—	—	—	—	192	4	196
Preferred stock dividend	—	—	—	—	(75)	—	—	(75)
Distributions	—	—	—	—	—	—	(234)	(234)
Contributions	—	—	—	—	—	—	9	9
Other equity transactions	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2021	$3,750	$—	$6,377	$(658)	$37,303	$(1,360)	$3,953	$49,365

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,493	$1,793
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(848)	(610)
Depreciation and amortization	1,874	1,557
Allowance for equity funds	(56)	(72)
Equity loss, net of distributions	313	64
Changes in regulatory assets and liabilities	(199)	(7)
Deferred income taxes and amortization of investment tax credits	613	288
Other, net	(26)	18
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(254)	(783)
Derivative collateral, net	92	16
Pension and other postretirement benefit plans	(33)	(45)
Accrued property, income and other taxes, net	76	(605)
Accounts payable and other liabilities	187	240
Net cash flows from operating activities	4,232	1,854

Cash flows from investing activities:
Capital expenditures	(2,848)	(2,793)
Purchases of marketable securities	(185)	(272)
Proceeds from sales of marketable securities	163	256
Equity method investments	(52)	(1,087)
Other, net	(53)	58
Net cash flows from investing activities	(2,975)	(3,838)

Cash flows from financing activities:
Proceeds from BHE senior debt	—	3,231
Repayments of BHE senior debt	(450)	(350)
Preferred dividends	(75)	—
Common stock purchases	—	(126)
Proceeds from subsidiary debt	539	2,448
Repayments of subsidiary debt	(1,210)	(1,410)
Net proceeds from (repayments of) short-term debt	245	(920)
Purchase of noncontrolling interest	—	(33)
Distributions to noncontrolling interests	(234)	(8)
Contributions from noncontrolling interests	9	5
Other, net	(28)	(39)
Net cash flows from financing activities	(1,204)	2,798

Effect of exchange rate changes	2	(12)

Net change in cash and cash equivalents and restricted cash and cash equivalents	55	802
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,445	1,268
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,500	$2,070

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

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

On October 5, 2020, DEI and Dominion Questar, as permitted under the terms of the GT&S Purchase Agreement, delivered notice to BHE of their election to terminate the GT&S Transaction with respect to the Questar Pipeline Group and, in connection with the execution of the Q-Pipe Purchase Agreement referenced below, to waive the related termination fee under the GT&S Purchase Agreement. Also on October 5, 2020, BHE entered into a second Purchase and Sale Agreement (the "Q-Pipe Purchase Agreement") with Dominion Questar providing for BHE's purchase of the Questar Pipeline Group from Dominion Questar (the "Q-Pipe Transaction") after receipt of HSR Approval for a cash purchase price of approximately $1.3 billion (the "Q-Pipe Cash Consideration"), subject to adjustment for cash and indebtedness as of the closing, and the assumption of approximately $430 million of existing indebtedness for borrowed money. DEI is also a party to the Q-Pipe Purchase Agreement, as guarantor for certain provisions regarding the Purchase Price Repayment Amount (as defined below) and other matters.

Under the Q-Pipe Purchase Agreement, BHE delivered the Q-Pipe Cash Consideration of approximately $1.3 billion, which is included in other current assets on the Consolidated Balance Sheet as of June 30, 2021 and December 31, 2020, to Dominion Questar on November 2, 2020. Pursuant to the Q-Pipe Purchase Agreement, Dominion Questar agreed that, if the Q-Pipe Transaction did not close, it would repay all or (depending upon the repayment date) substantially all of the Q-Pipe Cash Consideration (the "Purchase Price Repayment Amount") to BHE on or prior to December 31, 2021.

On July 9, 2021, Dominion Questar and DEI delivered a written notice to BHE stating that BHE and Dominion Questar have mutually elected to terminate the Q-Pipe Purchase Agreement. On July 14, 2021, BHE received the Purchase Price Repayment Amount of approximately $1.3 billion in cash.

Included in BHE's Consolidated Statement of Operations within the BHE Pipeline Group reportable segment for the three- and six-month periods ended June 30, 2021, is operating revenue of $487 million and $1,047 million, respectively and net income attributable to BHE shareholders of $66 million and $173 million, respectively, as a result of including BHE GT&S from November 1, 2020.

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

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Fair Value

Current assets, including cash and cash equivalents of $104	$582
Property, plant and equipment	9,264
Goodwill	1,741
Regulatory assets	108
Deferred income taxes	284
Other long-term assets	1,424
Total assets	13,403

Current liabilities, including current portion of long-term debt of $1,200	1,616
Long-term debt, less current portion	4,415
Regulatory liabilities	650
Other long-term liabilities	292
Total liabilities	6,973
Noncontrolling interest	3,916
Net assets acquired	$2,514

During the six-month period ended June 30, 2021, the Company made revisions to certain contracts and property, plant and equipment related to non-regulated operations, the equity method investment and associated deferred income tax amounts based upon the receipt of additional information about the facts and circumstances that existed as of the acquisition date. Provisional amounts are subject to further revision for up to 12 months following the acquisition date until the related valuations are completed.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE and the amortization of the purchase price adjustments assuming the acquisition had taken place on January 1, 2019, excluding non-recurring transaction costs incurred by BHE during 2020 (in millions):

Six-Month Period
Ended June 30, 2020

Operating revenue	$10,120

Net income attributable to BHE shareholders	$1,616

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2021	2020
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$88,748	$86,730
Interstate natural gas pipeline assets	3-80 years	16,772	16,667
		105,520	103,397
Accumulated depreciation and amortization		(31,935)	(30,662)
Regulated assets, net		73,585	72,735

Nonregulated assets:
Independent power plants	5-30 years	7,058	7,012
Other assets	3-40 years	5,911	5,659
		12,969	12,671
Accumulated depreciation and amortization		(2,819)	(2,586)
Nonregulated assets, net		10,150	10,085

Net operating assets		83,735	82,820
Construction work-in-progress		3,887	3,308
Property, plant and equipment, net		$87,622	$86,128

Construction work-in-progress includes $3.5 billion as of June 30, 2021 and $3.2 billion as of December 31, 2020, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2021	2020
Investments:
BYD Company Limited common stock	$6,727	$5,897
Rabbi trusts	472	440
Other	299	263
Total investments	7,498	6,600

Equity method investments:
BHE Renewables tax equity investments	5,302	5,626
Iroquois Gas Transmission System, L.P.	584	580
Electric Transmission Texas, LLC	571	594
JAX LNG, LLC	86	75
Bridger Coal Company	71	74
Other	145	118
Total equity method investments	6,759	7,067

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	728	676
Other restricted cash and cash equivalents	169	155
Total restricted cash and cash equivalents and investments	897	831

Total investments and restricted cash and cash equivalents and investments	$15,154	$14,498

Reflected as:
Current assets	$194	$178
Noncurrent assets	14,960	14,320
Total investments and restricted cash and cash equivalents and investments	$15,154	$14,498

Investments

Gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Unrealized gains recognized on marketable securities still held at the reporting date	$1,966	$584	$847	$609
Net (losses) gains recognized on marketable securities sold during the period	—	(1)	1	1
Gains on marketable securities, net	$1,966	$583	$848	$610

Equity Method Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project. Certain of the Company's tax equity investments are located in Texas and have physical settlement hedge obligations that were negatively impacted due to production shortfalls during periods of extreme market pricing volatility as a result of the February 2021 polar vortex weather event. The Company recognized pre-tax equity losses of $305 million, or after-tax income of $70 million inclusive of production tax credits ("PTCs") of $306 million and other income tax benefits of $67 million, during the six-month period ended June 30, 2021, on its tax equity investments, largely due to the February 2021 polar vortex weather event. The losses for the impacted tax equity investments were based upon the terms of each partnership agreement, as amended, and are subject to change as project-by-project discussions are ongoing among the Company and the respective hedge provider and project sponsor. As of June 30, 2021, the carrying value of the impacted tax equity investments totaled $2.8 billion.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, consist substantially of funds restricted for the purpose of constructing solid waste facilities under tax-exempt bond obligation agreements and debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$1,331	$1,290
Restricted cash and cash equivalents	154	140
Investments and restricted cash and cash equivalents and investments	15	15
Total cash and cash equivalents and restricted cash and cash equivalents	$1,500	$1,445
(5)    Recent Financing Transactions

Long-Term Debt

In July 2021, MidAmerican Energy issued $500 million of its 2.70% First Mortgage Bonds due August 2052. MidAmerican Energy used the net proceeds to finance a portion of the capital expenditures, disbursed during the period from July 22, 2019 to September 27, 2019, with respect to investments in its 2,000-megawatt Wind XI project, its 592-megawatt Wind XII project, its 207-megawatt Wind XII Expansion project and the repowering of certain of its existing wind-powered generating facilities, which were previously financed with MidAmerican Energy's general funds.

In July 2021, PacifiCorp issued $1 billion of its 2.90% First Mortgage Bonds due June 2052. PacifiCorp used the net proceeds to finance a portion of the capital expenditures disbursed during the period from July 1, 2019 to May 31, 2021 with respect to investments, primarily from the Energy Vision 2020 initiative, in the repowering of certain of its existing wind-powered generating facilities and the construction and acquisition of new wind-powered generating facilities, which were previously financed with PacifiCorp's general funds.

On June 30, 2021, as part of an intercompany transaction with its wholly owned subsidiary EGTS, Eastern Energy Gas exchanged a total of $1.6 billion of its issued and outstanding third party notes, making EGTS the primary obligor of the exchanged notes. The intercompany debt exchange was a common control transaction accounted for as a debt modification with no gain or loss recognized in the Consolidated Financial Statements.

In April 2021, Northern Natural Gas issued $550 million of 3.40% Senior Bonds due October 2051. Northern Natural Gas used the net proceeds to early redeem in April 2021 all of its $200 million, 4.25% Senior Notes originally due June 2021 and for general corporate purposes.

Credit Facilities

In June 2021, BHE amended and restated its existing $3.5 billion unsecured credit facility expiring in June 2022 with one remaining one-year extension option. The amendment extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to lender consent.

In June 2021, PacifiCorp terminated, upon lender consent, its existing $600 million unsecured credit facility expiring in June 2022. In June 2021, PacifiCorp amended and restated its other existing $600 million unsecured credit facility expiring in June 2022 with one remaining one-year extension option. The amendment increased the lender commitment to $1.2 billion, extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to lender consent.

In June 2021, MidAmerican Energy amended and restated its existing $900 million unsecured credit facility expiring in June 2022. The amendment increased the commitment of the lenders to $1.5 billion, extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to consent of the lenders. Additionally, in June 2021, MidAmerican Energy terminated its existing $600 million unsecured credit facility expiring in August 2021.

In June 2021, Nevada Power and Sierra Pacific each amended and restated its existing $400 million and $250 million secured credit facilities, respectively, expiring in June 2022 with no remaining one-year extension options. The amendments extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to lender consent.

In May 2021, AltaLink, L.P. extended, with lender consent, the expiration date for its existing C$75 million and C$500 million secured credit facilities to December 2025 by exercising an available one-year extension option.

In May 2021, AltaLink Investments, L.P. extended, with lender consent, the expiration date for its existing C$300 million unsecured credit facility to December 2025 by exercising an available one-year extension option.

In April 2021, AltaLink Investments, L.P. extended, with lender consent, the expiration date for its existing C$200 million one-year revolving credit facility to April 2022, by exercising a one-year extension option.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(13)	(20)	(27)	(28)
State income tax, net of federal income tax impacts	4	2	2	1
Income tax effect of foreign income	3	(2)	3	(2)
Effects of ratemaking	(2)	(1)	(4)	(3)
Equity income	—	(1)	(2)	(1)
Noncontrolling interest	(1)	—	(2)	—
Other, net	—	—	1	—
Effective income tax rate	12%	(1)%	(8)%	(12)%

Income tax credits relate primarily to PTCs from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the six-month periods ended June 30, 2021 and 2020 totaled $678 million and $454 million, respectively.

Income tax effect on foreign income includes, among other items, a deferred income tax charge of $109 million recognized in June 2021 upon the enactment of an increase in the United Kingdom's corporate income tax rate from 19% to 25% effective April 1, 2023.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and the majority of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. The Company received net cash payments for federal income taxes from Berkshire Hathaway totaling $943 million for the six-month period ended June 30, 2021 and made payments for federal income taxes to Berkshire Hathaway totaling $100 million for the six-month period ended June 30, 2020.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Pension:
Service cost	$8	$4	$15	$7
Interest cost	18	23	38	46
Expected return on plan assets	(36)	(35)	(69)	(70)
Net amortization	7	8	13	17
Net periodic benefit credit	$(3)	$—	$(3)	$—

Other postretirement:
Service cost	$4	$3	$6	$4
Interest cost	5	4	10	10
Expected return on plan assets	(6)	(7)	(11)	(16)
Net amortization	(1)	(3)	(2)	(4)
Net periodic benefit cost (credit)	$2	$(3)	$3	$(6)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $13 million, respectively, during 2021. As of June 30, 2021, $7 million and $6 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit credit for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Service cost	$4	$4	$8	$8
Interest cost	7	10	15	20
Expected return on plan assets	(28)	(25)	(56)	(50)
Net amortization	14	11	28	21
Net periodic benefit credit	$(3)	$—	$(5)	$(1)

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £50 million during 2021. As of June 30, 2021, £14 million, or $19 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2021
Assets:
Commodity derivatives	$5	$232	$158	$(40)	$355
Foreign currency exchange rate derivatives	—	16	—	—	16
Interest rate derivatives	—	1	42	—	43
Mortgage loans held for sale	—	2,082	—	—	2,082
Money market mutual funds(2)	795	—	—	—	795
Debt securities:
United States government obligations	222	—	—	—	222
International government obligations	—	5	—	—	5
Corporate obligations	—	78	—	—	78
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	412	—	—	—	412
International companies	6,735	—	—	—	6,735
Investment funds	266	—	—	—	266
	$8,435	$2,417	$200	$(40)	$11,012
Liabilities:
Commodity derivatives	$(1)	$(100)	$(53)	$34	$(120)
Foreign currency exchange rate derivatives	—	(5)	—	—	(5)
Interest rate derivatives	(3)	(16)	(1)	4	(16)
	$(4)	$(121)	$(54)	$38	$(141)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020
Assets:
Commodity derivatives	$1	$73	$135	$(21)	$188
Foreign currency exchange rate derivatives	—	20	—	—	20
Interest rate derivatives	—	—	62	—	62
Mortgage loans held for sale	—	2,001	—	—	2,001
Money market mutual funds(2)	873	—	—	—	873
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	5,906	—	—	—	5,906
Investment funds	201	—	—	—	201
	$7,562	$2,180	$197	$(21)	$9,918
Liabilities:
Commodity derivatives	$(1)	$(90)	$(19)	$56	$(54)
Foreign currency exchange rate derivatives	—	(2)	—	—	(2)
Interest rate derivatives	(5)	(60)	—	—	(65)
	$(6)	$(152)	$(19)	$56	$(121)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $2 million as of June 30, 2021 and a net cash collateral receivable of $35 million as of December 31, 2020.
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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2021:
Beginning balance	$124	$41	$116	$62
Changes included in earnings(1)	(10)	—	(16)	(21)
Changes in fair value recognized in OCI	(6)	—	(7)	—
Changes in fair value recognized in net regulatory assets	(7)	—	9	—
Purchases	1	—	1	—
Settlements	3	—	2	—
Ending balance	$105	$41	$105	$41

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2020:
Beginning balance	$52	$45	$97	$14
Changes included in earnings(1)	(1)	33	(4)	64
Changes in fair value recognized in net regulatory assets	(16)	—	(56)	—
Purchases	1	—	3	—
Settlements	8	—	4	—
Ending balance	$44	$78	$44	$78

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

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$48,873	$57,059	$49,866	$60,633

(9)    Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2021, MidAmerican Energy entered into firm construction commitments totaling $558 million through the remainder of 2021 and 2022 related to the repowering and construction of wind-powered generating facilities and the construction of solar-powered generating facilities.

Easements

During the six-month period ended June 30, 2021, MidAmerican Energy entered into non-cancelable easements with minimum payment commitments totaling $87 million through 2061 for land in Iowa on which some of its wind- and solar-powered generating facilities will be located.

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

As of June 30, 2021, PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application by January 16, 2021 to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. On January 13, 2021, the new license transfer application was filed with the FERC, notifying it that PacifiCorp and the KRRC are not accepting co-licensee status under FERC's July 2020 order, and instead are seeking the license transfer outcome described in the new license transfer application. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC, the Karuk Tribe, the Yurok Tribe and the States as co-licensees. The transfer will be effective after PacifiCorp secures property transfer approvals from its state public utility commissions and 30 days following the issuance of a license surrender order from the FERC for the project. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions approved the property transfer.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended June 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,188	$516	$708	$—	$—	$—	$—	$(1)	$2,411
Retail gas	—	89	20	—	—	—	—	—	109
Wholesale	30	69	10	—	—	—	—	(1)	108
Transmission and distribution	37	15	22	243	—	178	—	—	495
Interstate pipeline	—	—	—	—	458	—	—	(25)	433
Other	31	—	1	—	(1)	—	—	—	31
Total Regulated	1,286	689	761	243	457	178	—	(27)	3,587
Nonregulated	—	1	1	8	232	7	239	124	612
Total Customer Revenue	1,286	690	762	251	689	185	239	97	4,199
Other revenue	12	3	5	29	17	(3)	28	11	102
Total	$1,298	$693	$767	$280	$706	$182	$267	$108	$4,301

	For the Six-Month Period Ended June 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,333	$968	$1,219	$—	$—	$—	$—	$(1)	$4,519
Retail gas	—	549	58	—	—	—	—	—	607
Wholesale	66	194	25	—	17	—	—	(1)	301
Transmission and distribution	62	30	43	506	—	350	—	—	991
Interstate pipeline	—	—	—	—	1,273	—	—	(66)	1,207
Other	54	—	1	—	1	—	—	—	56
Total Regulated	2,515	1,741	1,346	506	1,291	350	—	(68)	7,681
Nonregulated	—	11	1	18	469	15	405	311	1,230
Total Customer Revenue	2,515	1,752	1,347	524	1,760	365	405	243	8,911
Other revenue	25	8	11	56	39	(3)	52	51	239
Total	$2,540	$1,760	$1,358	$580	$1,799	$362	$457	$294	$9,150

	For the Three-Month Period Ended June 30, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,066	$468	$638	$—	$—	$—	$—	$—	$2,172
Retail gas	—	84	20	—	—	—	—	—	104
Wholesale	17	37	6	—	—	—	—	(1)	59
Transmission and distribution	24	18	22	191	—	164	—	—	419
Interstate pipeline	—	—	—	—	221	—	—	(26)	195
Other	20	—	—	—	—	—	—	—	20
Total Regulated	1,127	607	686	191	221	164	—	(27)	2,969
Nonregulated	—	3	1	5	—	5	212	122	348
Total Customer Revenue	1,127	610	687	196	221	169	212	95	3,317
Other revenue	17	6	8	25	4	—	32	10	102
Total	$1,144	$616	$695	$221	$225	$169	$244	$105	$3,419

	For the Six-Month Period Ended June 30, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,188	$878	$1,167	$—	$—	$—	$—	$—	$4,233
Retail gas	—	271	67	—	—	—	—	—	338
Wholesale	17	101	20	—	—	—	—	(2)	136
Transmission and distribution	46	33	45	424	—	333	—	—	881
Interstate pipeline	—	—	—	—	621	—	—	(74)	547
Other	46	—	1	—	—	—	—	—	47
Total Regulated	2,297	1,283	1,300	424	621	333	—	(76)	6,182
Nonregulated	—	9	2	12	—	8	371	249	651
Total Customer Revenue	2,297	1,292	1,302	436	621	341	371	173	6,833
Other revenue	53	10	15	51	5	—	51	35	220
Total	$2,350	$1,302	$1,317	$487	$626	$341	$422	$208	$7,053

(1)The BHE and Other reportable segment represents amounts related principally to other entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Customer Revenue:
Brokerage	$1,569	$957	$2,591	$1,734
Franchise	24	15	42	31
Total Customer Revenue	1,593	972	2,633	1,765
Mortgage and other revenue	170	221	362	321
Total	$1,763	$1,193	$2,995	$2,086

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2021, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,562	$21,728	$24,290
BHE Transmission	350	—	350
Total	$2,912	$21,728	$24,640
(11)    BHE Shareholders' Equity

On July 22, 2021, BHE redeemed at par 1,450,003 shares of its 4.00% Perpetual Preferred Stock from certain subsidiaries of Berkshire Hathaway Inc. for $1.45 billion, plus an additional amount equal to the accrued dividends on the pro rata shares redeemed.

For the six-month period ended June 30, 2020, BHE repurchased 180,358 shares of its common stock for $126 million.

(12)    Components of Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss) by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	(Losses) Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2019	$(417)	$(1,296)	$7	$—	$(1,706)
Other comprehensive income (loss)	44	(439)	(24)	—	(419)
Balance, June 30, 2020	$(373)	$(1,735)	$(17)	$—	$(2,125)

Balance, December 31, 2020	$(492)	$(1,062)	$(8)	$10	$(1,552)
Other comprehensive income (loss)	22	159	15	(4)	192
Balance, June 30, 2021	$(470)	$(903)	$7	$6	$(1,360)

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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
PacifiCorp	$1,298	$1,144	$2,540	$2,350
MidAmerican Funding	693	616	1,760	1,302
NV Energy	767	695	1,358	1,317
Northern Powergrid	280	221	580	487
BHE Pipeline Group	706	225	1,799	626
BHE Transmission	182	169	362	341
BHE Renewables	267	244	457	422
HomeServices	1,763	1,193	2,995	2,086
BHE and Other(1)	108	105	294	208
Total operating revenue	$6,064	$4,612	$12,145	$9,139

Depreciation and amortization:
PacifiCorp	$275	$210	$539	$462
MidAmerican Funding	209	175	416	351
NV Energy	137	125	273	249
Northern Powergrid	73	63	144	126
BHE Pipeline Group	121	25	239	89
BHE Transmission	60	55	118	115
BHE Renewables	61	71	121	142
HomeServices	12	12	23	23
BHE and Other(1)	(1)	—	1	—
Total depreciation and amortization	$947	$736	$1,874	$1,557

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating income:
PacifiCorp	$283	$256	$517	$490
MidAmerican Funding	103	110	151	212
NV Energy	145	161	215	240
Northern Powergrid	126	89	277	221
BHE Pipeline Group	245	92	863	341
BHE Transmission	85	81	166	157
BHE Renewables	97	84	130	101
HomeServices	179	77	291	97
BHE and Other(1)	(55)	(14)	(69)	(4)
Total operating income	1,208	936	2,541	1,855
Interest expense	(532)	(503)	(1,062)	(986)
Capitalized interest	14	19	28	36
Allowance for equity funds	30	38	56	72
Interest and dividend income	26	20	47	40
Gains on marketable securities, net	1,966	583	848	610
Other, net	48	52	56	25
Total income before income tax expense (benefit) and equity loss	$2,760	$1,145	$2,514	$1,652

Interest expense:
PacifiCorp	$105	$110	$212	$212
MidAmerican Funding	78	78	156	159
NV Energy	51	57	103	115
Northern Powergrid	32	31	65	63
BHE Pipeline Group	40	15	78	29
BHE Transmission	40	35	78	73
BHE Renewables	40	42	80	84
HomeServices	1	3	2	8
BHE and Other(1)	145	132	288	243
Total interest expense	$532	$503	$1,062	$986

Earnings on common shares:
PacifiCorp	$226	$167	$395	$343
MidAmerican Funding	211	208	355	358
NV Energy	100	98	134	118
Northern Powergrid	(25)	59	79	146
BHE Pipeline Group	100	64	483	243
BHE Transmission	60	60	119	115
BHE Renewables	181	138	197	233
HomeServices	135	59	219	69
BHE and Other	1,256	263	229	161
Earnings on common shares	$2,244	$1,116	$2,210	$1,786

	As of
	June 30,	December 31,
	2021	2020
Assets:
PacifiCorp	$27,235	$26,862
MidAmerican Funding	24,156	23,530
NV Energy	14,839	14,501
Northern Powergrid	9,071	8,782
BHE Pipeline Group	19,739	19,541
BHE Transmission	9,516	9,208
BHE Renewables	11,754	12,004
HomeServices	5,410	4,955
BHE and Other(1)	8,841	7,933
Total assets	$130,561	$127,316

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue by country:
United States	$5,604	$4,224	$11,201	$8,313
United Kingdom	280	221	580	487
Canada	180	167	357	338
Philippines and other	—	—	7	1
Total operating revenue by country	$6,064	$4,612	$12,145	$9,139

Income before income tax expense (benefit) and equity loss by country:
United States	$2,611	$1,027	$2,188	$1,381
United Kingdom	104	59	236	168
Canada	46	46	85	86
Philippines and other	(1)	13	5	17
Total income before income tax expense (benefit) and equity loss by country	$2,760	$1,145	$2,514	$1,652

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2021 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2020	$1,129	$2,102	$2,369	$1,000	$1,803	$1,551	$95	$1,457	$11,506
Acquisitions	—	—	—	—	11	—	—	2	13
Foreign currency translation	—	—	—	9	—	42	—	—	51
June 30, 2021	$1,129	$2,102	$2,369	$1,009	$1,814	$1,593	$95	$1,459	$11,570

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

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the United States serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies, one of which owns a liquefied natural gas ("LNG") export, import and storage facility, in the United States, an electric transmission business in Canada, interests in electric transmission businesses in the United States, a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the United States and one of the largest residential real estate brokerage franchise networks in the United States. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, corporate functions and intersegment eliminations.

Results of Operations for the Second Quarter and First Six Months of 2021 and 2020

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Operating revenue:
PacifiCorp	$1,298	$1,144	$154	13%	$2,540	$2,350	$190	8%
MidAmerican Funding	693	616	77	13	1,760	1,302	458	35
NV Energy	767	695	72	10	1,358	1,317	41	3
Northern Powergrid	280	221	59	27	580	487	93	19
BHE Pipeline Group	706	225	481	*	1,799	626	1,173	*
BHE Transmission	182	169	13	8	362	341	21	6
BHE Renewables	267	244	23	9	457	422	35	8
HomeServices	1,763	1,193	570	48	2,995	2,086	909	44
BHE and Other	108	105	3	3	294	208	86	41
Total operating revenue	$6,064	$4,612	$1,452	31%	$12,145	$9,139	$3,006	33%

Earnings on common shares:
PacifiCorp	$226	$167	$59	35%	$395	$343	$52	15%
MidAmerican Funding	211	208	3	1	355	358	(3)	(1)
NV Energy	100	98	2	2	134	118	16	14
Northern Powergrid	(25)	59	(84)	*	79	146	(67)	(46)
BHE Pipeline Group	100	64	36	56	483	243	240	99
BHE Transmission	60	60	—	—	119	115	4	3
BHE Renewables(1)	181	138	43	31	197	233	(36)	(15)
HomeServices	135	59	76	*	219	69	150	*
BHE and Other	1,256	263	993	*	229	161	68	42
Earnings on common shares	$2,244	$1,116	$1,128	*	$2,210	$1,786	$424	24%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares increased $1,128 million for the second quarter of 2021 compared to 2020. The second quarter of 2021 included a pre-tax unrealized gain of $1,954 million ($1,420 million after-tax) compared to a pre-tax unrealized gain in the second quarter of 2020 of $562 million ($408 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the second quarter of 2021 was $824 million, an increase of $116 million, or 16%, compared to adjusted earnings on common shares in the second quarter of 2020 of $708 million.
Earnings on common shares increased $424 million for the first six months of 2021 compared to 2020. The first six months of 2021 included a pre-tax unrealized gain of $830 million ($602 million after-tax) compared to a pre-tax unrealized gain in the first six months of 2020 of $615 million ($447 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first six months of 2021 was $1,608 million, an increase of $269 million, or 20%, compared to adjusted earnings on common shares in the first six months of 2020 of $1,339 million.

The increases in earnings on common shares for the second quarter and for the first six months of 2021 compared to 2020 were primarily due to the following:
•The Utilities' net income increased $64 million for the second quarter and $65 million for the first six months of 2021 compared to 2020, reflecting higher electric utility margin and favorable income tax expense from higher PTCs recognized and the impacts of ratemaking, partially offset by higher depreciation and amortization expense and higher operations and maintenance expense. Electric retail customer volumes increased 5.7% for the first six months of 2021 compared to 2020, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers;
•Northern Powergrid's net income decreased $84 million for the second quarter and $67 million for the first six months of 2021 compared to 2020, primarily due to a deferred income tax charge of $109 million related to the enactment in the second quarter of 2021 of an increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023, partially offset by higher distribution revenue;
•BHE Pipeline Group's net income increased $36 million for the second quarter and $240 million for the first six months of 2021 compared to 2020, largely due to $66 million and $173 million, respectively, of incremental net income from BHE GT&S, acquired in November 2020. In addition, net income for the first six months increased from the effects of higher margins on natural gas sales and higher transportation revenue at Northern Natural Gas, largely due to the favorable impacts of the February 2021 polar vortex weather event;
•BHE Renewables' net income increased $43 million for the second quarter and decreased $36 million for the first six months of 2021 compared to 2020. The changes were primarily due to earnings from tax equity investment projects reaching commercial operation and higher operating revenue from owned renewable energy projects, with the first six months being negatively impacted by lower tax equity investment earnings from the February 2021 polar vortex weather event;
•HomeServices' net income increased $76 million for the second quarter and $150 million for the first six months of 2021 compared to 2020, reflecting higher earnings from brokerage services due to comparative increases in closed transaction volumes and higher earnings from mortgage services from an unfavorable 2020 contingent earn-out remeasurement and higher funded mortgage volume for the first six months; and
•BHE and Other's net income increased $993 million for the second quarter and $68 million for the first six months of 2021 compared to 2020, mainly due to $1,012 million and $155 million, respectively, of favorable changes in the after-tax unrealized position of the Company's investment in BYD Company Limited, partially offset by dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in October 2020.

Reportable Segment Results

PacifiCorp

Operating revenue increased $154 million for the second quarter of 2021 compared to 2020, primarily due to higher retail revenue of $124 million and higher wholesale and other revenue of $30 million. Retail revenue increased due to higher customer volumes of $132 million, partially offset by price impacts of $8 million from lower rates due to certain general rate case orders. Retail customer volumes increased 11.6%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers. Wholesale and other revenue increased primarily due to higher wheeling revenue and wholesale volumes, partially offset by lower average wholesale market prices.

Net income increased $59 million for the second quarter of 2021 compared to 2020, primarily due to higher utility margin of $96 million, favorable income tax expense, from the impacts of ratemaking and higher PTCs recognized due to new wind-powered generating facilities placed in-service, and lower property taxes of $9 million, partially offset by higher depreciation and amortization expense of $65 million, including the impacts of a depreciation study effective January 1, 2021, lower allowances for equity and borrowed funds used during construction of $17 million and higher operations and maintenance expense of $12 million. Utility margin increased primarily due to the higher retail, wheeling and wholesale revenues and higher deferred net power costs in accordance with established adjustment mechanisms, partially offset by higher purchased power costs and higher thermal generation costs.

Operating revenue increased $190 million for the first six months of 2021 compared to 2020, primarily due to higher retail revenue of $144 million and higher wholesale and other revenue of $46 million. Retail revenue increased due to higher customer volumes of $148 million, partially offset by price impacts of $4 million from lower rates due to certain general rate case orders. Retail customer volumes increased 5.7%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers. Wholesale and other revenue increased primarily due to higher wholesale volumes, higher wheeling revenue and higher average wholesale market prices.

Net income increased $52 million for the first six months of 2021 compared to 2020, primarily due to higher utility margin of $125 million and favorable income tax expense from higher PTCs recognized due to new wind-powered generating facilities placed in-service and the impacts of ratemaking, partially offset by higher depreciation and amortization expense of $77 million, including the impacts of a depreciation study effective January 1, 2021, lower allowances for equity and borrowed funds used during construction of $29 million and higher operations and maintenance expense of $17 million. Utility margin increased primarily due to the higher retail, wholesale and wheeling revenues and higher deferred net power costs in accordance with established adjustment mechanisms, partially offset by higher thermal generation costs and higher purchased power costs.

MidAmerican Funding

Operating revenue increased $77 million for the second quarter of 2021 compared to 2020, primarily due to higher electric operating revenue of $68 million and higher natural gas operating revenue of $11 million. Electric operating revenue increased due to higher retail revenue of $48 million and higher wholesale and other revenue of $20 million mainly from higher wholesale volumes. Electric retail revenue increased primarily due to higher customer volumes of $30 million, higher recoveries through adjustment clauses of $16 million (largely offset in cost of sales), and price impacts of $2 million from changes in sales mix. Electric retail customer volumes increased 9.2% due to increased usage of certain industrial customers and the favorable impact of weather. Natural gas operating revenue increased due to a higher average per-unit cost of natural gas sold resulting in higher purchased gas adjustment recoveries of $17 million (offset in cost of sales), partially offset by a 4.8% decrease in customer volumes.

Net income increased $3 million for the second quarter of 2021 compared to 2020, primarily due to higher electric utility margin of $36 million and a favorable income tax benefit, partially offset by higher depreciation and amortization expense of $34 million, from additional assets placed in-service and a regulatory mechanism deferring certain depreciation expense in 2020, and unfavorable changes in the cash surrender value of corporate-owned life insurance policies. The favorable income tax benefit was mainly due to higher PTCs recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service, partially offset by the impacts of ratemaking. Electric utility margin increased primarily due to the higher retail and wholesale revenues, partially offset by higher thermal generation and purchased power costs.

Operating revenue increased $458 million for the first six months of 2021 compared to 2020, primarily due to higher natural gas operating revenue of $314 million and higher electric operating revenue of $142 million. Natural gas operating revenue increased due to a higher average per-unit cost of natural gas sold resulting in higher purchased gas adjustment recoveries of $321 million (offset in cost of sales), primarily due to the February 2021 polar vortex weather event, partially offset by a 1.3% decrease in customer volumes. Electric operating revenue increased due to higher retail revenue of $90 million and higher wholesale and other revenue of $52 million mainly from higher wholesale volumes. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $48 million (largely offset in cost of sales), higher customer volumes of $35 million and price impacts of $7 million from changes in sales mix. Electric retail customer volumes increased 7.0% due to increased usage of certain industrial customers and the favorable impact of weather.

Net income decreased $3 million for the first six months of 2021 compared to 2020, primarily due to higher depreciation and amortization expense of $65 million, from additional assets placed in-service and a regulatory mechanism deferring certain depreciation expense in 2020, and $30 million higher operations and maintenance expenses, partially offset by higher electric utility margin of $39 million, a favorable income tax benefit and favorable changes in the cash surrender value of corporate-owned life insurance policies. Higher operations and maintenance expenses included increased costs associated with additional wind-powered generating facilities placed in-service as well as higher electric and natural gas distribution costs. The favorable income tax benefit was mainly due to higher PTCs recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service, partially offset by the impacts of ratemaking. Electric utility margin increased primarily due to the higher retail and wholesale revenues, partially offset by higher thermal generation and purchased power costs.

NV Energy

Operating revenue increased $72 million for the second quarter of 2021 compared to 2020 due to higher electric operating revenue, which increased primarily due to higher fully-bundled energy rates (offset in cost of sales) of $77 million, higher retail customer volumes, price impacts from changes in sales mix and an increase in the average number of customers, partially offset by lower base tariff general rates of $15 million at Nevada Power. Electric retail customer volumes increased 11.2%, primarily due to the impacts from COVID-19 recovery and the favorable impact of weather.

Net income increased $2 million for the second quarter of 2021 compared to 2020, primarily due to lower income tax expense from the impacts of ratemaking and lower interest expense of $6 million, partially offset by higher depreciation and amortization expense of $12 million, mainly from the regulatory amortization of decommissioning costs and higher plant placed in-service, and lower electric utility margin of $4 million. Electric utility margin decreased primarily due to lower base tariff general rates at Nevada Power, partially offset by higher retail customer volumes, price impacts from changes in sales mix and an increase in the average number of customers.

Operating revenue increased $41 million for the first six months of 2021 compared to 2020, primarily due to higher electric operating revenue of $51 million, partially offset by lower natural gas operating revenue of $10 million. Electric operating revenue increased primarily due to higher fully-bundled energy rates (offset in cost of sales) of $73 million, higher retail customer volumes, price impacts from changes in sales mix and an increase in the average number of customers, partially offset by lower base tariff general rates of $24 million at Nevada Power. Electric retail customer volumes increased 4.4%, primarily due to the impacts from COVID-19 recovery and the favorable impact of weather. Natural gas operating revenue decreased primarily due to a lower average per-unit cost of natural gas sold (offset in cost of sales).

Net income increased $16 million for the first six months of 2021 compared to 2020, primarily due to lower operations and maintenance expense of $21 million, primarily from lower regulatory instructed deferrals and amortizations, lower income tax expense from the impacts of ratemaking, lower interest expense of $12 million, lower pension costs and favorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by higher depreciation and amortization expense of $24 million, mainly from the regulatory amortization of decommissioning costs and higher plant placed in-service, and lower electric utility margin of $22 million. Electric utility margin decreased primarily due to lower base tariff general rates at Nevada Power, partially offset by higher retail customer volumes, price impacts from changes in sales mix and an increase in the average number of customers.

Northern Powergrid

Operating revenue increased $59 million for the second quarter of 2021 compared to 2020, primarily due to $31 million from the weaker United States dollar and higher distribution revenue of $26 million, mainly from 10.9% higher units distributed of $16 million and increased tariff rates of $9 million.

Net income decreased $84 million for the second quarter of 2021 compared to 2020, primarily due to a deferred income tax charge of $109 million related to an enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023, partially offset by the higher distribution revenue.

Operating revenue increased $93 million for the first six months of 2021 compared to 2020, primarily due to $52 million from the weaker United States dollar and higher distribution revenue of $39 million, mainly from increased tariff rates of $19 million and 4.7% higher units distributed of $16 million.

Net income decreased $67 million for the first six months of 2021 compared to 2020, primarily due to a deferred income tax charge of $109 million related to an enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023, partially offset by the higher distribution revenue and $6 million from the weaker United States dollar.

BHE Pipeline Group

Operating revenue increased $481 million for the second quarter of 2021 compared to 2020, primarily due to $487 million of incremental revenue at BHE GT&S, acquired in November 2020, and higher gas sales at Northern Natural Gas of $14 million (largely offset in cost of sales), partially offset by lower transportation revenue of $27 million at Northern Natural Gas, primarily due to lower volumes and rates.

Net income increased $36 million for the second quarter of 2021 compared to 2020, primarily due to $66 million of incremental net income at BHE GT&S, partially offset by lower earnings of $34 million at Northern Natural Gas, largely due to the lower transportation revenue and a favorable adjustment in 2020 from a rate case settlement.

Operating revenue increased $1,173 million for the first six months of 2021 compared to 2020, primarily due to $1,047 million of incremental revenue at BHE GT&S, higher gas sales of $77 million and higher transportation revenue of $49 million at Northern Natural Gas, each due to the favorable impacts of the February 2021 polar vortex weather event, and higher gas sales at Northern Natural Gas of $28 million (largely offset in cost of sales), partially offset by lower transportation revenue of $50 million at Northern Natural Gas, primarily due to lower volumes and rates.

Net income increased $240 million for the first six months of 2021 compared to 2020, primarily due to $173 million of incremental net income at BHE GT&S and higher earnings of $64 million at Northern Natural Gas. Northern Natural Gas' improved performance was primarily due to higher gross margin on gas sales and higher transportation revenue, each due to the favorable impacts of the February 2021 polar vortex weather event, partially offset by the lower transportation revenue due to lower volumes and rates.

BHE Transmission

Operating revenue increased $13 million for the second quarter of 2021 compared to 2020, primarily due to $20 million from the stronger United States dollar, partially offset by the impacts of favorable regulatory decisions received in April and November 2020 at AltaLink.

Operating revenue increased by $21 million for the first six months of 2021 compared to 2020, primarily due to $31 million from the stronger United States dollar and higher revenue from the Montana-Alberta Tie-Line, acquired in May 2020, partially offset by the impacts of favorable regulatory decisions received in April and November 2020 at AltaLink.

Net income increased $4 million for the first six months of 2021 compared to 2020, primarily due to $8 million from the stronger United States dollar, higher earnings from the Montana-Alberta Tie-Line and lower non-regulated interest expense at BHE Canada, partially offset by the impacts of favorable regulatory decisions received in April and November 2020 at AltaLink.
BHE Renewables

Operating revenue increased $23 million for the second quarter of 2021 compared to 2020, primarily due to higher natural gas, solar, geothermal and wind revenues from higher generation as well as higher capacity payments at a natural gas facility, partially offset by an unfavorable change in the valuation of a power purchase agreement of $12 million.

Net income increased $43 million for the second quarter 2021 compared to 2020, primarily due to higher wind earnings of $32 million, largely from tax equity investment projects reaching commercial operation, and higher solar earnings of $9 million, mainly due to the higher operating revenue and lower depreciation expense.

Operating revenue increased $35 million for the first six months of 2021 compared to 2020, primarily due to higher natural gas, solar, geothermal, hydro and wind revenues from higher generation, as well higher capacity payments at a natural gas facility and favorable pricing at the geothermal facilities, partially offset by an unfavorable change in the valuation of a power purchase agreement of $14 million.

Net income decreased $36 million for the first six months of 2021 compared to 2020, primarily due to lower wind earnings of $62 million, largely from lower tax equity investment earnings of $58 million, partially offset by higher solar earnings of $16 million, mainly due to the higher operating revenue and lower depreciation expense, and higher geothermal earnings of $11 million. Tax equity investment earnings decreased due to unfavorable results from existing tax equity investments of $134 million, primarily due to the February 2021 polar vortex weather event, partially offset by $78 million of earnings from projects reaching commercial operation. Geothermal earnings increased primarily due to higher natural gas margins and the higher geothermal revenue, partially offset by higher operations and maintenance expense.

HomeServices

Operating revenue increased $570 million for the second quarter of 2021 compared to 2020, primarily due to higher brokerage revenue of $589 million from a 72% increase in closed transaction volume resulting from increases in closed units and average sales price, partially offset by lower mortgage revenue of $51 million due to a 62% decrease in refinance activity.

Net income increased $76 million for the second quarter of 2021 compared to 2020, primarily due to higher earnings from brokerage services of $54 million, largely due to the increase in closed transaction volume, and mortgage services of $12 million, largely attributable to an unfavorable 2020 contingent earn-out remeasurement offset by the decrease in refinancing activity.

Operating revenue increased $909 million for the first six months of 2021 compared to 2020, primarily due to higher brokerage revenue of $816 million from a 56% increase in closed transaction volume, resulting from increases in closed units and average sales price, and higher mortgage revenue of $41 million from a 26% increase in funded mortgage volume.

Net income increased $150 million for the first six months of 2021 compared to 2020, primarily due to higher earnings from brokerage services of $79 million, largely due to the increase in closed transaction volume, and mortgage services of $48 million, largely attributable to an unfavorable 2020 contingent earn-out remeasurement and the increase in funded mortgage volume.

BHE and Other

Operating revenue increased $3 million for the second quarter of 2021 compared to 2020, primarily due to higher electricity sales revenue at MidAmerican Energy Services, LLC, from higher volumes offset by unfavorable pricing.

Net income increased $993 million for the second quarter of 2021 compared to 2020, primarily due to the $1,012 million favorable change in the after-tax unrealized position of the Company's investment in BYD Company Limited, $48 million of higher federal income tax credits recognized on a consolidated basis and higher net income of $8 million at MidAmerican Energy Services, LLC, partially offset by higher other corporate costs, $38 million of dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in October 2020, higher BHE corporate interest expense from debt issuances in March and October 2020 and unfavorable changes in the cash surrender value of corporate-owned life insurance policies.

Operating revenue increased $86 million for the first six months of 2021 compared to 2020, primarily due to higher electricity and natural gas sales revenue at MidAmerican Energy Services, LLC, from favorable pricing offset by lower volumes.

Net income increased $68 million for the first six months of 2021 compared to 2020, primarily due to the $155 million favorable change in the after-tax unrealized position of the Company's investment in BYD Company Limited, $42 million of higher federal income tax credits recognized on a consolidated basis, favorable changes in the cash surrender value of corporate-owned life insurance policies and higher net income of $12 million at MidAmerican Energy Services, LLC, partially offset by $75 million of dividends on BHE's 4.00% Perpetual Preferred Stock, higher other corporate costs and higher BHE corporate interest expense.

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

As of June 30, 2021, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$526	$44	$31	$79	$17	$57	$577	$1,331

Credit facilities	3,500	1,200	1,509	650	222	867	3,541	11,489
Less:
Short-term debt	—	(301)	—	(74)	(15)	(262)	(1,884)	(2,536)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(1)	—	(589)
Net credit facilities	3,500	681	1,139	576	207	604	1,657	8,364

Total net liquidity	$4,026	$725	$1,170	$655	$224	$661	$2,234	$9,695
Credit facilities:
Maturity dates	2024	2024	2022, 2024	2024	2023	2022, 2025	2021, 2022

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020 were $4.2 billion and $1.9 billion, respectively. The increase was primarily due to favorable income tax cash flows, improved operating results and changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020 were $(3.0) billion and $(3.8) billion, respectively. The change was primarily due to lower funding of tax equity investments, partially offset by higher capital expenditures of $55 million. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2021 was $(1.2) billion. Uses of cash totaled $2.0 billion and consisted mainly of repayments of subsidiary debt totaling $1.2 billion, repayments of BHE senior debt totaling $450 million and distributions to noncontrolling interests of $234 million. Sources of cash totaled $793 million and consisted primarily of proceeds from subsidiary debt issuances totaling $539 million and net proceeds from short-term debt totaling $245 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2020	2021	2021
Capital expenditures by business:
PacifiCorp	$973	$819	$1,782
MidAmerican Funding	824	720	2,170
NV Energy	366	365	842
Northern Powergrid	312	369	760
BHE Pipeline Group	196	308	1,225
BHE Transmission	222	156	269
BHE Renewables	26	80	181
HomeServices	14	18	37
BHE and Other(1)	(140)	13	78
Total	$2,793	$2,848	$7,344

Capital expenditures by type:
Wind generation	$718	$483	$1,156
Electric distribution	743	817	1,842
Electric transmission	527	339	919
Natural gas transmission and storage	178	308	1,099
Solar generation	1	67	288
Other	626	834	2,040
Total	$2,793	$2,848	$7,344

(1)BHE and Other represents amounts related principally to other entities, corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation expenditures include the following:
◦Construction and acquisition of wind-powered generating facilities at MidAmerican Energy totaling $172 million for 2021 and $388 million for 2020. Planned spending for the construction of additional wind-powered generating facilities totals $198 million for the remainder of 2021 and includes 203 MWs of wind-powered generating facilities expected to be placed in-service in 2021.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $82 million for 2021 and $19 million for 2020. Planned spending for repowering generating facilities totals $284 million for the remainder of 2021. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 1,078 MWs of current repowering projects not in-service as of June 30, 2021, 80 MWs are currently expected to qualify for 100% of the PTCs available for 10 years following each facility's return to service, 591 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.

◦Construction of wind-powered generating facilities at PacifiCorp totaling $79 million and $395 million for the six-month periods ended June 30, 2021 and 2020, respectively, and includes the 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs expected to be placed in-service in 2021. The energy production from the new wind-powered generating facilities is expected to qualify for 100% of the federal PTCs available for 10 years once the equipment is placed in-service. PacifiCorp's 2019 IRP identified 1,920 MWs of new wind-powered generating resources that are expected to come online in 2024. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp anticipates costs associated with the construction of wind-powered generating facilities will total an additional $39 million for 2021.
◦Repowering of wind-powered generating facilities at PacifiCorp totaling $3 million and $46 million for the six-month periods ended June 30, 2021 and 2020, respectively. The repowering projects entail the replacement of significant components of older turbines. Certain repowering projects for existing facilities were placed in service in 2019, 2020 and in the first six months of 2021. The energy production from these existing repowered facilities is expected to qualify for 100% of the federal PTCs available for 10 years following each facility's return to service. Planned additional spending for repowering of wind-powered generating facilities totals $47 million for 2021.
◦Construction of wind-powered generating facilities at BHE Renewables totaling $55 million for the six-month period ended June 30, 2021. In May 2021, BHE Renewables completed the asset acquisition of a 54 MW wind-powered generating facility located in Iowa. BHE Renewables anticipates costs to complete construction of this facility will total an additional $30 million in 2021.
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
•Natural gas transmission and storage includes both growth and operating expenditures. Growth expenditures include, among other items, the Northern Natural Gas Twin Cities Area Expansion and Spraberry Compression projects. Operating expenditures include, among other items, asset modernization, pipeline integrity projects and natural gas transmission, storage and liquefied natural gas terminalling infrastructure needs to serve existing and expected demand.
•Solar generation includes growth expenditures, including MidAmerican Energy's current plan for the construction of 141 MWs of small- and utility-scale solar generation during 2021, of which 61 MWs are expected to be placed in-service in 2021. Nevada Power's solar generation investment includes expenditures for a 150 MWs solar photovoltaic facility with an additional 100 MWs capacity of co-located battery storage, known as the Dry Lake generating facility. Commercial operation at Dry Lake is expected by the end of 2023.
•Other capital expenditures includes both growth and operating expenditures, including routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made no contributions for the six-month period ended June 30, 2021, and has commitments as of June 30, 2021, subject to satisfaction of certain specified conditions, to provide equity contributions of $766 million for the remainder of 2021 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 other than the recent financing transactions and renewable tax equity investments previously discussed.

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

In May 2021, the PJM conducted its capacity auction as scheduled, and because Illinois has not implemented an FRR program, the MOPR applied to Quad Cities Station in the capacity auction. The MOPR prevented Quad Cities Station from clearing in the auction.

Assuming the continued effectiveness of the Illinois zero emission standard, Exelon Generation no longer considers Quad Cities Station to be at heightened risk for early retirement. However, to the extent the Illinois zero emission standard does not operate as expected over its full term, Quad Cities Station would be at heightened risk for early retirement. The FERC's December 19, 2019 order on the PJM MOPR may undermine the continued effectiveness of the Illinois zero emission standard unless the PJM adopts further changes to the MOPR or Illinois implements an FRR mechanism under which Quad Cities Station would be removed from the PJM's capacity auction. At the direction of the PJM Board of Managers, the PJM and its stakeholders are considering MOPR reforms to ensure that the capacity market rules respect and accommodate state resource preferences such as the ZEC programs, which the PJM filed at the FERC on July 30, 2021.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020 and new regulatory matters occurring in 2021.

PacifiCorp

Utah

In March 2020, PacifiCorp filed its annual Energy Balancing Account application with the UPSC requesting recovery of $37 million of deferred power costs from customers for the period January 1, 2019 through December 31, 2019, reflecting the difference between base and actual net power costs in the 2019 deferral period. This reflected a 1.0% increase compared to current rates. The UPSC approved the request in February 2021 for rates effective March 1, 2021.

In March 2021, PacifiCorp filed its annual Energy Balancing Account application with the UPSC requesting recovery of $2 million of deferred net power costs from customers for the period January 1, 2020 through December 31, 2020, reflecting the difference between base and actual net power costs in the 2020 deferral period. This reflected a $36 million reduction or 1.7% decrease compared to current rates. In June 2021, PacifiCorp updated the requested recovery to $7 million to correct certain load related data reflected in the initial application. The updated recovery request reflects a $31 million reduction, or 1.5% decrease compared to current rates.

In August 2021, PacifiCorp filed an application with the UPSC for alternative cost recovery of a major plant addition to recover the incremental revenue requirement related to the delayed portions of the Pryor Mountain and TB Flats wind-powered generating facilities that are not currently reflected in rates from the last general rate case. PacifiCorp's request results in a net decrease of $4 million, or 0.2%, in base rates effective January 1, 2022. Requested recovery of $7 million for the capital-related cost is offset by $7 million related to forecast PTCs and $4 million in net power cost savings. Actual PTCs and net power cost will be trued-up in the Energy Balancing Account.

Oregon

In February 2020, PacifiCorp filed a general rate case, and in December 2020, the OPUC approved a net rate decrease of approximately $24 million, or 1.8%, effective January 1, 2021, accepting PacifiCorp's proposed annual credit to customers of the remaining 2017 Tax Reform benefits over a two-year period. PacifiCorp's compliance filing to reset base rates effective January 1, 2021 in response to the OPUC's order reflected a rate decrease of approximately $67 million, or 5.1%, due to the exclusion of the impacts of repowered wind-powered generating facilities, new wind-powered generating facilities and certain other new investments that had not been placed in service at the time of the filing. Additional compliance filings have been made to include these investments in rates concurrent with when they are placed in service. In January 2021, the OPUC approved the second compliance filing to add the remainder of the Ekola Flats wind-powered generating facility to rates, resulting in a rate increase of approximately $7 million, or 0.5%, effective January 12, 2021. In April 2021, the OPUC approved the third compliance filing to add the Foote Creek repowered wind-powered generating facility and the Pryor Mountain new wind-powered generating facility to rates, resulting in a rate increase of $14 million, or 1.2%, effective April 9, 2021.

In July 2021, in accordance with the OPUC's December 2020 general rate case order, PacifiCorp filed an application with the OPUC to initiate the review of PacifiCorp's estimated decommissioning and other closure costs per third-party studies associated with its coal-fueled generating facilities. The application requested an initial rate increase of $35 million, or 2.8%, effective January 1, 2022, to recover the incremental costs from those approved in the last general rate case.

Wyoming

In September 2018, PacifiCorp filed an application for depreciation rate changes with the WPSC based on PacifiCorp's 2018 depreciation rate study, requesting the rates become effective January 1, 2021. Updates since September 2018 include the filing of PacifiCorp's 2020 decommissioning studies in which a third‑party consultant was engaged to estimate decommissioning costs associated with coal-fueled generating facilities and removal of Cholla Unit 4. In April 2020, PacifiCorp filed a stipulation with the WPSC resolving all issues addressed in PacifiCorp's depreciation rate study application with ratemaking treatment of certain matters to be addressed in PacifiCorp's general rate case, including depreciation for coal-fueled generating facilities and associated incremental decommissioning costs reflected in decommissioning studies and certain matters related to the repowering of PacifiCorp's wind-powered generating facilities. The stipulation was approved by the WPSC during a hearing in August 2020 and a subsequent written order in December 2020. The general rate case hearing was rescheduled for February 2021. As a result of the hearing date change, PacifiCorp filed an application in October 2020 with the WPSC requesting authorization to defer costs associated with impacts of the depreciation study. A hearing for this deferral application was held in July 2021. Public deliberations are expected in August 2021.

In March 2020, PacifiCorp filed a general rate case with the WPSC which reflected recovery of Energy Vision 2020 investments, updated depreciation rates, incremental decommissioning costs associated with coal-fueled facilities and rate design modernization proposals. The application also requested a revision to the ECAM to eliminate the sharing band and requested authorization to discontinue operations and recover costs associated with the early retirement of Cholla Unit 4. The proposed increase reflects several rate mitigation measures that include use of the remaining 2017 Tax Reform benefits to buy down plant balances, including Cholla Unit 4, and spreading the recovery of the depreciation of certain coal-fueled generation units over time periods that extend beyond the depreciable lives proposed in the depreciation rate study. In September 2020, PacifiCorp filed its rebuttal testimony that modified its requested increase in base rates from $7 million to $9 million, or 1.3%, and reflected an update to the rate mitigation measures for using the 2017 Tax Reform benefits. The WPSC determined that the rebuttal testimony filed constituted a material and substantial change to the original application and vacated the hearing that was scheduled for October 2020. The WPSC re-noticed PacifiCorp's case and rescheduled the hearings. The hearings began February 2021 and were completed in March 2021. In May 2021, the WPSC approved a $7 million base revenue requirement increase that includes the Energy Vision 2020 investments, updated depreciation rates, incremental decommissioning costs and rate design proposals to be offset by returning the remaining 2017 Tax Reform benefits to customers over the next three years. The WPSC also approved revisions to the ECAM to adjust the sharing band from 70/30 to 80/20 and to include PTCs within the mechanism. PacifiCorp's proposals for extended recovery of the depreciation of certain coal-fueled generation units and use of remaining 2017 Tax Reform benefits to buy down certain plant balances were denied. The WPSC decision results in an overall net decrease of 3.5% with a rate effective date of July 1, 2021. A final written order was issued in July 2021.

In April 2021, PacifiCorp filed its annual ECAM and Renewable Energy Credit and Sulfur Dioxide Revenue Adjustment Mechanism application with the WPSC requesting to refund $15 million of deferred net power costs and RECs to customers for the period January 1, 2020 through December 31, 2020, reflecting the difference between base and actual net power costs in the 2020 deferral period. This reflects a 2.4% decrease compared to current rates. PacifiCorp has requested an interim rate effective date of July 1, 2021, which was approved by the WPSC in June 2021. A hearing has been scheduled for November 2021.

Washington

In June 2021, PacifiCorp filed a power cost only rate case to update baseline net power costs for 2022. The proposed $13 million, or 3.7%, rate increase has a requested effective date of January 1, 2022.

Idaho

In March 2021, PacifiCorp filed its annual ECAM application with the IPUC requesting recovery of $14 million for deferred costs in 2020, a 1.1% decrease compared to current rates. This filing includes recovery of the difference in actual net power costs to the base level in rates, an adder for recovery of the Lake Side 2 resource, changes in PTCs, RECs, and a resource tracking mechanism to match costs with the benefits of new wind and wind repowering projects until they are reflected in base rates. In May 2021, PacifiCorp updated the requested recovery to correct for certain load related data reflected in the initial application, and the IPUC approved recovery of $10 million for deferred costs, a 2.5% decrease compared to current rates, effective June 1, 2021.

In May 2021, PacifiCorp filed a general rate case with the IPUC requesting a $19 million, or 7.0%, revenue requirement increase effective January 1, 2022. This is the first general rate case PacifiCorp has filed in Idaho since 2011. The rate case includes recovery of Energy Vision 2020 investments, Pryor Mountain wind-powered generating facilities, repowering Foote Creek, new investment in transmission, updated depreciation rates, incremental decommissioning costs associated with coal-fueled facilities and rate design modernization proposals. The application also requested recovery of the decommissioning and closure costs associated with the early retirement of Cholla Unit 4.

California

California Senate Bill 901 requires electric utilities to prepare and submit wildfire mitigation plans that describe the utilities' plans to prevent, combat and respond to wildfires affecting their service territories. PacifiCorp submitted its 2021 California Wildfire Mitigation Plan Update in March 2021.

FERC Show Cause Order

On April 15, 2021, the FERC issued an order to show cause and notice of proposed penalty related to allegations made by FERC Office of Enforcement staff that PacifiCorp failed to comply with certain North American Electric Reliability Corporation (the "NERC") reliability standards associated with facility ratings on PacifiCorp's bulk electric system. The order directs PacifiCorp to show cause as to why it should not be assessed a civil penalty of $42 million as a result of the alleged violations. The allegations are related to PacifiCorp's response to a 2010 industry-wide effort directed by the NERC to identify and remediate certain discrepancies resulting from transmission facility design and actual field conditions, including transmission line clearances. In July 2021, PacifiCorp filed its answer to the FERC's show cause order denying the alleged violation of certain NERC reliability standards. The FERC's reply is due in September 2021.

MidAmerican Energy

Natural Gas Purchased for Resale

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. To mitigate the impact to customers, the IUB ordered the recovery of these higher costs to be applied to customer bills over the period April 2021 through April 2022 based on a customer's monthly natural gas usage. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the six-month period ended June 30, 2021.

Renewable Subscription Program

In December 2020, MidAmerican Energy filed with the IUB a proposed Renewable Subscription Program ("RSP") tariff. As proposed, the program would provide qualified industrial customers with the opportunity to meet their future energy growth above baseline levels with renewable energy from specific MidAmerican Energy wind-powered generation additions and 100 MWs of planned solar generation for 20 years at fixed prices based on the cost of such facilities. Under the program, MidAmerican Energy would own the facilities, retain PTCs and other tax benefits associated with the facilities and include all revenues and costs from the program in its Iowa-jurisdictional results of operation, but renewable attributes from the project would be specifically assigned to subscribing customers. In June 2021, the IUB rejected the proposed RSP tariff. In a separate docket, the IUB ordered the exclusion from MidAmerican Energy's energy adjustment clause all PTCs and energy benefits associated with projects addressed in the RSP, resulting in MidAmerican Energy retaining such benefits.

NV Energy (Nevada Power and Sierra Pacific)

Price Stability Tariff

In November 2018, the Nevada Utilities made filings with the PUCN to implement the CPST. The Nevada Utilities have designed the CPST to provide certain customers, namely those eligible to file an application pursuant to Chapter 704B of the Nevada Revised Statutes, with a market-based pricing option that is based on renewable resources. The CPST provides for an energy rate that would replace the Base Tariff Energy Rate and Deferred Energy Accounting Adjustment. The goal is to have an energy rate that yields an all-in effective rate that is competitive with market options available to such customers. In February 2019, the PUCN granted several intervenors the ability to participate in the proceeding. In June 2019, the Nevada Utilities withdrew their filings. In May 2020, the Nevada Utilities refiled the CPST incorporating the considerations raised by the PUCN and other intervenors and a hearing was held in September 2020. In November 2020, the PUCN issued an order approving the tariff with modified pricing and directing the Nevada Utilities to develop a methodology by which all eligible participants may have the opportunity to participate in the CPST program up to a limit with the same proportion of governmental entities' and non-governmental entities' MWh reserved for potentially interested customers as filed. In December 2020, the Nevada Utilities filed a petition for reconsideration of the pricing ordered by the PUCN. In January 2021, the PUCN issued an order reaffirming its order from November 2020 and denying the petition for a rehearing. In the first quarter of 2021, the Nevada Utilities filed an update to the CPST program per the November 2020 order and an updated CPST with the PUCN. The enrollment period for the tariff has ended with no customers having enrolled. A final order has not been issued but because no customers have enrolled the order may be dismissed or withdrawn and the tariff will not go into effect. A final order is expected in 2021.

Natural Disaster Protection Plan

The Nevada Utilities submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. In June 2020, a hearing was held and an order was issued in August 2020 that granted the joint application, made minor adjustments to the budget and approved the 2019 costs for recovery starting in October 2020. In October 2020, intervening parties filed petitions for reconsideration. Intervenors have filed a petition for judicial review with the District Court in November 2020. In December 2020, the PUCN issued a second modified final order approving the natural disaster protection plan, as modified, and reopened its investigation and rulemaking on Senate Bill 329 to address rate design issues raised by intervenors. The comment period for the reopened investigation and rulemaking ended in early February 2021 and an order is expected in 2021. In March 2021, the Nevada Utilities filed an application seeking recovery of the 2020 expenditures, approval for an update to the initial natural disaster protection plan that was ordered by the PUCN and filed their first amendment to the 2020 natural disaster protection plan. A hearing related to the application for approval of the first amendment to the 2020 natural disaster protection plan was held in June 2021. The Nevada Utilities filed a partial party stipulation resolving all issues. One of the intervening parties filed an opposition to the partial party stipulation and other intervenors filed legal briefs. The partial party stipulation was approved by the PUCN in June 2021 with the lone dissenting party retaining the right to argue a single issue in future proceedings with the primary issue being a single statewide rate for cost recovery. A separate docket remains open regarding the regulatory asset account and the cost recovery mechanism. Parties have submitted testimony and a hearing occurred in July 2021.

Senate Bill 448 ("SB 448")

SB 448 was signed into law on June 10, 2021. The legislation is intended to accelerate transmission development, renewable energy and storage within the state of Nevada and requires the Nevada Utilities to submit a plan to accelerate transportation electrification in the state and file a plan for certain high-voltage transmission infrastructure projects. SB 448 requires the Nevada Utilities to amend its most recently filed resource plan to include a plan for certain high-voltage transmission infrastructure construction projects that will be placed into service not later than December 31, 2028 and requires the IRP to include at least one scenario of low carbon dioxide emissions that uses sources of supply that will achieve certain reductions in carbon dioxide emissions. SB 448 also requires the Nevada Utilities, on or before September 1, 2021, to file a plan to invest in certain transportation electrification programs during the period beginning January 1, 2022, and ending on December 31, 2024, and establishes requirements for the contents of the transportation electrification investment plan for that period. It also establishes requirements for the review and the acceptance or modification of the transportation electrification investment plan by the PUCN. The PUCN has not yet addressed the regulations in SB 448.

Northern Powergrid Distribution Companies

In December 2020, GEMA, through Ofgem, published its final determinations for transmission and gas distribution networks in Great Britain. Regarding the allowed return on capital, Ofgem determined a cost of equity of 4.55% (plus inflation calculated using the United Kingdom's consumer price index including owner occupiers' housing costs ("CPIH")). In March 2021, all the transmission and gas distribution networks lodged appeals with the Competition and Markets Authority against Ofgem's determination for the cost of equity, with an outcome expected in October 2021. These determinations do not apply directly to Northern Powergrid, but aspects of the proposals are capable of application at Northern Powergrid's next price control, ("ED2"), which will begin in April 2023.

In December 2020, GEMA published its decision on the methodology it will use to set the next electricity distribution price control, ED2, and prices from April 2023 to March 2028. This confirmed that Ofgem will apply many aspects of the proposals from the transmission and gas distribution price controls to electricity distribution, and that the financial aspects in respect of electricity distribution would broadly follow the transmission and gas distribution methodology, setting a working assumption for a cost of equity at 4.65% (plus CPIH), ahead of the final determinations in late 2022. When placed on a comparable footing, by adjusting for differences in the assumed equity ratio and the measure of inflation used, the working assumption for ED2 is approximately 150 basis points lower than the current cost of equity.

In July 2021, Northern Powergrid submitted and published its draft business plan for April 2023 to March 2028. If adopted, this plan would involve annual capital and operating expenditures of £642 million, an increase relative to the £471 million average annual capital and operating expenditures expected over the current price control period (April 2015 to March 2023). A final business plan submission for 2023-2028 will be submitted in December 2021, ahead of GEMA's draft and final determinations which are expected around June and December 2022, respectively. A new price control can be implemented by GEMA without the consent of the licensee but, if a licensee disagrees with the decision, it can appeal the matter to the United Kingdom’s Competition and Markets Authority. In general terms, an appeal may also be sought by another licensee whose interests are materially affected by the decision, a trade association that represents a licensee and Citizens Advice, as the representative of consumers whose interests are materially affected by the decision.

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

In March 2021, the AUC issued a decision on AltaLink's Tariff Refund Application and approved a 2021 customer tariff refund in the amount of C$230 million and a net 2021 tariff reduction of C$224 million, which provides Alberta customers with immediate tariff relief in 2021. The approved 2021 tariff refund includes a refund of C$150 million of previously collected future income tax and a refund of C$80 million of accumulated depreciation surplus. Tariff relief measures for years 2022 and 2023 were proposed in AltaLink's 2022-2023 GTA.
In April 2021, the AUC confirmed its approval of AltaLink's customer tariff refund as provided in the decision issued in March 2021 and detailed its reasons for the decision. Specifically, the AUC found that the exceptional circumstances faced by Alberta customers in 2021 have brought to bear an unprecedented need for rate relief that has not existed previously. These exceptional circumstances include the current economic downturn due to COVID-19, the collapse in the world price of oil and the resulting significant negative impact to Albertans and businesses. As a result, immediate and temporary relief was warranted.

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

2022-2023 General Tariff Application

In April 2021, AltaLink filed its 2022-2023 GTA delivering on the last two years of its commitment to keep rates flat for customers at or below the 2018 level of C$904 million for the five-year period from 2019 to 2023. The two-year application achieves flat tariffs by continuing to transition to the AUC-approved salvage recovery method and continuing the use of the flow-through income tax method, with an overall year over year increase of approximately 2% in 2022 and 2023 revenue requirements. In addition, similar to the C$80 million refund of the previously collected accumulated depreciation surplus approved by the AUC for 2021, AltaLink proposed to provide further similar tariff reductions over the two years by refunding an additional C$60 million per year. The application requested the approval of transmission tariffs of C$824 million and C$847 million for 2022 and 2023, respectively.

2022 Generic Cost of Capital Proceeding

In December 2020, the AUC initiated the 2022 generic cost of capital proceeding. This proceeding considered the return on equity and deemed equity ratios for 2022 and one or more additional test years. Due to the uncertainty as a result of the ongoing COVID-19 pandemic, before establishing a process schedule, the commission requested participants to submit comments that addressed the following: (i) the continuation of the currently approved return on equity and deemed equity ratios for a further period of time; (ii) the appropriate test period for the proceeding; (iii) the scope of the proceeding, including whether a formula-based approach to return on equity should be utilized; (iv) the considerations to take into account when establishing the process for the proceeding; and (v) the avoidance of duplicative evidence and greater coordination and collaboration between parties.

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

In March 2021, the AUC issued its decision with respect to setting the return on equity and deemed equity ratios for AltaLink. The AUC approved an equity return of 8.5% and an equity ratio of 37% for 2022, based on continuing economic and market uncertainties, the unsettled nature of capital markets, and the need for certainty and stability for Alberta customers.

In April 2021, the Utilities Consumer Advocate filed an application with the Court of Appeal of Alberta requesting permission to appeal the AUC's decision that set the return on equity of 8.5% and equity ratio of 37% on a final basis for 2022. In the appeal, the Utilities Consumer Advocate alleged that the AUC erred by failing to fulfil its statutory obligation of establishing a fair return and by failing to apply procedural fairness. The Utilities Consumer Advocate additionally filed an application with the AUC for review and variance of the AUC's decision. The basis for the application was the same as the permission to appeal filed with the Court of Appeal.

2019 Deferral Accounts Reconciliation Application

In October 2020, AltaLink filed its application with the AUC, which includes 10 projects with total gross capital additions of C$129 million, including applicable AFUDC. In December 2020, AltaLink provided responses to AUC information requests, interveners filed written argument and AltaLink filed reply argument.

In March 2021, the AUC issued its decision on AltaLink's 2019 Deferral Accounts Reconciliation Application. The AUC approved C$128 million of the C$128.5 million of gross capital project additions, disallowing C$0.5 million of capital costs. The AUC also approved the other deferral accounts for taxes other than income taxes, long-term debt and annual structure payments as filed. AltaLink filed its compliance filing in April 2021. In May 2021, the AUC issued its decision approving the compliance filing application as filed.

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

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goals of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius and reaching a global peak of greenhouse gas emissions as soon as possible to achieve climate neutrality by mid-century; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce GHG emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global GHG emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. On June 1, 2017, President Trump announced the United States would begin the process of withdrawing from the Paris Agreement. The United States completed its withdrawal from the Paris Agreement on November 4, 2020. President Biden accepted the terms of the climate agreement January 20, 2021, and the United States completed its reentry February 19, 2021. At a Climate Leaders Summit held April 22 through April 23, 2021, President Biden announced new climate goals to cut GHG 50%-52% economy-wide by 2030 compared to 2005 levels, and to reach 100% carbon pollution-free electricity by 2035. Additional details on how the United States will implement these goals is anticipated to be released through fall 2021.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact the relevant Registrant, and include:
•On July 27, 2021, the governor of Oregon signed House Bill 2021, which requires utilities to reduce GHG emissions to meet certain clean energy targets. The bill sets a baseline of the average of 2010, 2011, and 2012 emissions and requires utilities to meet the following reductions from that baseline: 80% by 2030, 90% by 2035 and 100% by 2040. No earlier than January 1, 2022, PacifiCorp must file a clean energy plan with the OPUC showing how it will meet the clean energy targets.

•On May 17, 2021, the state of Washington passed the Climate Commitment Act (Senate Bill 5126), which creates an economy-wide cap-and-trade program to reduce GHG emissions. Under the Climate Commitment Act, the Washington Department of Ecology must establish progressively declining annual allowance budgets for emissions of GHG beginning January 1, 2023. PacifiCorp is subject to the Climate Commitment Act as an importer of electricity into Washington.

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

New Source Performance Standards for Methane Emissions

In August 2020, the EPA finalized regulations to rescind standards for methane emissions from the oil and gas sector. The changes eliminate requirements to regulate methane emissions from the production, processing, transmission and storage of oil and gas. On June 30, 2021, President Biden signed into law a resolution that rescinded the August 2020 rule and reinstated a rule promulgated in 2016. The primary effect of the resolution is that the 2020 rule is treated as never having taken effect. The EPA is developing guidance for stakeholders to comply with the 2016 rule. In addition, reinstating methane rules for new sources imposes a requirement for EPA to also issue rules for existing sources. Until such time as additional regulatory action is taken and litigation is exhausted, the relevant Registrants cannot determine whether additional action may be required.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit Court of Appeals ("Tenth Circuit") in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the NOx and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the NOx and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The EPA, U.S. Department of Justice, state of Wyoming and PacifiCorp executed a settlement agreement December 16, 2020, removing the requirement to install SCR in lieu of monthly and annual NOx emissions limits. The settlement agreement was subject to a comment period which ended July 6, 2021. Litigation in the Tenth Circuit remains stayed pending finalization of the settlement agreement.

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2, and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2, and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a FIP requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon plant enforceable under the SIP and removes the requirement to install SCR technology on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon plant federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington plants. The proposed approval withdraws the FIP requirements to install SCR on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington plants. The Utah Regional Haze SIP Alternative took effect December 28, 2020. As a result of these actions, the Tenth Circuit dismissed the Utah regional haze petitions on January 11, 2021. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. PacifiCorp and the state of Utah moved to intervene in the litigation, which has been stayed pending the Biden administration's review of the rule.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2021, the related consolidated statements of operations and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 6, 2021

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$44	$13
Trade receivables, net	714	703
Other receivables, net	62	48
Inventories	474	482
Derivative contracts	99	27
Regulatory assets	86	116
Prepaid expenses	66	79
Other current assets	18	55
Total current assets	1,563	1,523

Property, plant and equipment, net	22,675	22,430
Regulatory assets	1,339	1,279
Other assets	506	470

Total assets	$26,083	$25,702

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$667	$772
Accrued interest	125	127
Accrued property, income and other taxes	136	80
Accrued employee expenses	106	84
Short-term debt	301	93
Current portion of long-term debt	479	420
Regulatory liabilities	124	115
Other current liabilities	221	174
Total current liabilities	2,159	1,865

Long-term debt	7,735	8,192
Regulatory liabilities	2,753	2,727
Deferred income taxes	2,715	2,627
Other long-term liabilities	1,154	1,118
Total liabilities	16,516	16,529

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,105	4,711
Accumulated other comprehensive loss, net	(19)	(19)
Total shareholders' equity	9,567	9,173

Total liabilities and shareholders' equity	$26,083	$25,702

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Operating revenue	$1,298	$1,144	$2,540	$2,350

Operating expenses:
Cost of fuel and energy	441	383	865	800
Operations and maintenance	255	243	514	497
Depreciation and amortization	275	210	539	462
Property and other taxes	43	52	104	101
Total operating expenses	1,014	888	2,022	1,860

Operating income	284	256	518	490

Other income (expense):
Interest expense	(105)	(110)	(212)	(212)
Allowance for borrowed funds	6	12	12	22
Allowance for equity funds	12	23	25	44
Interest and dividend income	5	3	11	6
Other, net	4	8	10	4
Total other income (expense)	(78)	(64)	(154)	(136)

Income before income tax (benefit) expense	206	192	364	354
Income tax (benefit) expense	(19)	26	(30)	12
Net income	$225	$166	$394	$342

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2020	$2	$—	$4,479	$4,148	$(15)	$8,614
Net income	—	—	—	166	—	166
Balance, June 30, 2020	$2	$—	$4,479	$4,314	$(15)	$8,780

Balance, December 31, 2019	$2	$—	$4,479	$3,972	$(16)	$8,437
Net income	—	—	—	342	—	342
Other comprehensive income	—	—	—	—	1	1
Balance, June 30, 2020	$2	$—	$4,479	$4,314	$(15)	$8,780

Balance, March 31, 2021	$2	$—	$4,479	$4,880	$(19)	$9,342
Net income	—	—	—	225	—	225
Balance, June 30, 2021	$2	$—	$4,479	$5,105	$(19)	$9,567

Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173
Net income	—	—	—	394	—	394
Balance, June 30, 2021	$2	$—	$4,479	$5,105	$(19)	$9,567
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$394	$342
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	539	462
Allowance for equity funds	(25)	(44)
Changes in regulatory assets and liabilities	(98)	(12)
Deferred income taxes and amortization of investment tax credits	22	(24)
Other, net	(1)	1
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(10)	46
Inventories	8	(80)
Derivative collateral, net	35	7
Prepaid expenses	12	(1)
Accrued property, income and other taxes, net	79	38
Accounts payable and other liabilities	91	35
Net cash flows from operating activities	1,046	770

Cash flows from investing activities:
Capital expenditures	(819)	(973)
Other, net	—	29
Net cash flows from investing activities	(819)	(944)

Cash flows from financing activities:
Proceeds from long-term debt	—	987
Repayments of long-term debt	(400)	—
Net proceeds from (repayments of) short-term debt	208	(130)
Other, net	(4)	—
Net cash flows from financing activities	(196)	857

Net change in cash and cash equivalents and restricted cash and cash equivalents	31	683
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19	36
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$50	$719

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$44	$13
Restricted cash included in other current assets	3	4
Restricted cash included in other assets	3	2
Total cash and cash equivalents and restricted cash and cash equivalents	$50	$19

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2021	2020
Utility Plant:
Generation	15 - 59 years	$13,592	$12,861
Transmission	60 - 90 years	7,740	7,632
Distribution	20 - 75 years	7,815	7,660
Intangible plant(1)	5 - 75 years	1,081	1,054
Other	5 - 60 years	1,529	1,510
Utility plant in service		31,757	30,717
Accumulated depreciation and amortization		(10,180)	(9,838)
Utility plant in service, net		21,577	20,879
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	9	9
Plant, net		21,586	20,888
Construction work-in-progress		1,089	1,542
Property, plant and equipment, net		$22,675	$22,430

(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

Effective January 1, 2021, PacifiCorp revised its depreciation rates based on its recent depreciation study that was approved by its state regulatory commissions, other than in California. The approved depreciation rates resulted in an increase in depreciation expense of approximately $44 million for the three-month period ended June 30, 2021 as compared to the three-month period ended June 30, 2020, and $81 million for the six-month period ended June 30, 2021 compared to the six-month period ended June 30, 2020 based on historical property, plant and equipment balances and including depreciation of certain coal-fueled generating units in Washington over accelerated periods.

(4)    Recent Financing Transactions

Long-term Debt

In July 2021, PacifiCorp issued $1 billion of its 2.90% First Mortgage Bonds due June 2052. PacifiCorp used the net proceeds to finance a portion of the capital expenditures disbursed during the period from July 1, 2019 to May 31, 2021 with respect to investments, primarily from the Energy Vision 2020 initiative, in the repowering of certain of its existing wind-powered generating facilities and the construction and acquisition of new wind-powered generating facilities, which were previously financed with PacifiCorp's general funds.

Credit Facilities

In June 2021, PacifiCorp terminated, upon lender consent, its existing $600 million unsecured credit facility expiring in June 2022. In June 2021, PacifiCorp amended and restated its other existing $600 million unsecured credit facility expiring in June 2022 with one remaining one-year extension option. The amendment increased the lender commitment to $1.2 billion, extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to lender consent.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	4	3	4	3
Federal income tax credits	(19)	(9)	(19)	(10)
Effects of ratemaking	(15)	(2)	(14)	(11)
Other	—	1	—	—
Effective income tax rate	(9)%	14%	(8)%	3%

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

Effects of ratemaking for the three- and six-month periods ended June 30, 2021 and 2020 is primarily attributable to the activity associated with excess deferred income taxes, including the use of excess deferred income taxes of $3 million to amortize certain regulatory asset balances in Wyoming during the six-month period ended June 30, 2021 and $30 million to accelerate depreciation of certain retired wind equipment in Oregon during the six-month period ended June 30, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month period ended June 30, 2021 PacifiCorp received net cash payments for federal and state income tax from BHE totaling $93 million. For the six-month period ended June 30, 2020 PacifiCorp made net cash payments for federal and state income tax to BHE totaling $42 million.

(6)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Pension:
Service cost	$—	$—	$—	$—
Interest cost	7	9	14	18
Expected return on plan assets	(14)	(14)	(27)	(28)
Net amortization	5	4	10	9
Net periodic benefit credit	$(2)	$(1)	$(3)	$(1)

Other postretirement:
Service cost	$1	$1	$1	$1
Interest cost	2	2	4	5
Expected return on plan assets	(2)	(3)	(4)	(7)
Net amortization	—	—	—	—
Net periodic benefit cost (credit)	$1	$—	$1	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $1 million, respectively, during 2021. As of June 30, 2021, $2 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2021
Not designated as hedging contracts(1):
Commodity assets	$118	$23	$7	$—	$148
Commodity liabilities	(3)	(1)	(26)	(16)	(46)
Total	115	22	(19)	(16)	102

Total derivatives	115	22	(19)	(16)	102
Cash collateral (payable) receivable	(16)	—	5	—	(11)
Total derivatives - net basis	$99	$22	$(14)	$(16)	$91

As of December 31, 2020
Not designated as hedging contracts(1):
Commodity assets	$29	$6	$1	$—	$36
Commodity liabilities	(2)	—	(23)	(28)	(53)
Total	27	6	(22)	(28)	(17)

Total derivatives	27	6	(22)	(28)	(17)
Cash collateral receivable	—	—	15	9	24
Total derivatives - net basis	$27	$6	$(7)	$(19)	$7

(1)PacifiCorp's commodity derivatives are generally included in rates. As of June 30, 2021 a regulatory liability of $102 million was recorded related to the net derivative asset of $102 million. As of December 31, 2020 a regulatory asset of $17 million was recorded related to the net derivative liability of $17 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Beginning balance	$—	$84	$17	$62
Changes in fair value	(102)	(6)	(119)	28
Net (losses) gains reclassified to operating revenue	(5)	5	(5)	13
Net gains (losses) reclassified to cost of fuel and energy	5	(15)	5	(35)
Ending balance	$(102)	$68	$(102)	$68

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2021	2020

Electricity sales, net	Megawatt hours	—	(1)
Natural gas purchases	Decatherms	121	100

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2021, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $42 million and $51 million as of June 30, 2021 and December 31, 2020, respectively, for which PacifiCorp had posted collateral of $5 million and $24 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2021 and December 31, 2020, PacifiCorp would have been required to post $27 million and $25 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2021
Assets:
Commodity derivatives	$—	$148	$—	$(27)	$121
Money market mutual funds(2)	36	—	—	—	36
Investment funds	31	—	—	—	31
	$67	$148	$—	$(27)	$188

Liabilities - Commodity derivatives	$—	$(46)	$—	$16	$(30)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$36	$—	$(3)	$33
Money market mutual funds(2)	6	—	—	—	6
Investment funds	25	—	—	—	25
	$31	$36	$—	$(3)	$64

Liabilities - Commodity derivatives	$—	$(53)	$—	$27	$(26)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $11 million and a net cash collateral receivable of $24 million as of June 30, 2021 and December 31, 2020, respectively.

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

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$8,214	$10,133	$8,612	$10,995

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

As of June 30, 2021, PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application by January 16, 2021 to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. On January 13, 2021, the new license transfer application was filed with the FERC, notifying it that PacifiCorp and the KRRC are not accepting co-licensee status under FERC's July 2020 order, and instead are seeking the license transfer outcome described in the new license transfer application. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC, the Karuk Tribe, the Yurok Tribe and the States as co-licensees. The transfer will be effective after PacifiCorp secures property transfer approvals from its state public utility commissions and 30 days following the issuance of a license surrender order from the FERC for the project. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions approved the property transfer.

Guarantees

PacifiCorp has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on PacifiCorp's consolidated financial results.

(10)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Customer Revenue:
Retail:
Residential	$429	$384	$912	$844
Commercial	393	346	752	704
Industrial	282	268	553	545
Other retail	84	68	116	95
Total retail	1,188	1,066	2,333	2,188
Wholesale (1)	30	17	66	17
Transmission	37	24	62	46
Other Customer Revenue	31	20	54	46
Total Customer Revenue	1,286	1,127	2,515	2,297
Other revenue	12	17	25	53
Total operating revenue	$1,298	$1,144	$2,540	$2,350

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

Results of Operations for the Second Quarter and First Six Months of 2021 and 2020

Overview

Net income for the second quarter of 2021 was $225 million, an increase of $59 million, or 36%, compared to 2020. Net income increased primarily due to higher utility margin of $96 million, favorable income tax expense primarily due to the impacts of ratemaking of $27 million and higher PTCs recognized due to new wind-powered generating facilities placed in-service of $23 million, and lower property taxes of $9 million, partially offset by higher depreciation and amortization expense of $65 million, including the impacts of the depreciation study for which rates became effective January 2021, lower allowances for equity and borrowed funds used during construction of $17 million and higher operations and maintenance expense of $12 million. Utility margin increased primarily due to the higher retail, wheeling, and wholesale revenue, higher deferred net power costs in accordance with established adjustment mechanisms and lower purchased electricity volumes, partially offset by higher purchased electricity prices and higher thermal generation costs. Retail customer volumes increased 11.6%, primarily due to higher customer usage, favorable impacts of weather and an increase in the average number of customers. Energy generated increased 26% for the second quarter of 2021 compared to 2020 primarily due to higher coal-fueled, natural gas-fueled and wind-powered generation, partially offset by lower hydroelectric generation. Wholesale electricity sales volumes increased 33% and purchased electricity volumes decreased 22%.

Net income for the first six months of 2021 was $394 million, an increase of $52 million, or 15%, compared to 2020. Net income increased primarily due to higher utility margin of $125 million, favorable income tax expense primarily from higher PTCs recognized due to new wind-powered generating facilities placed in-service of $37 million, partially offset by higher depreciation and amortization expense of $77 million, including the impacts of the depreciation study for which rates became effective January 2021, lower allowances for equity and borrowed funds used during construction of $29 million, and higher operations and maintenance expense of $17 million. Utility margin increased primarily due to the higher retail, wholesale, and wheeling revenue, higher deferred net power costs in accordance with established adjustment mechanisms and lower purchased electricity volumes, partially offset by higher purchased electricity prices and higher thermal generation costs. Retail customer volumes increased 5.7%, primarily due to higher customer usage, favorable impacts of weather and an increase in the average number of customers. Energy generated increased 16% for the first six months of 2021 compared to 2020 primarily due to higher coal-fueled, wind-powered, and natural gas-fueled generation, partially offset by lower hydroelectric generation. Wholesale electricity sales volumes increased 28% and purchased electricity volumes decreased 17%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin:
Operating revenue	$1,298	$1,144	$154	13%	$2,540	$2,350	$190	8%
Cost of fuel and energy	441	383	58	15	865	800	65	8
Utility margin	857	761	96	13	1,675	1,550	125	8
Operations and maintenance	255	243	12	5	514	497	17	3
Depreciation and amortization	275	210	65	31	539	462	77	17
Property and other taxes	43	52	(9)	(17)	104	101	3	3
Operating income	$284	$256	$28	11%	$518	$490	$28	6%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$1,298	$1,144	$154	13%	$2,540	$2,350	$190	8%
Cost of fuel and energy	441	383	58	15	865	800	65	8
Utility margin	$857	$761	$96	13%	$1,675	$1,550	$125	8%

Sales (GWhs):
Residential	4,032	3,656	376	10%	8,664	8,077	587	7%
Commercial	4,633	3,948	685	17	9,103	8,358	745	9
Industrial, irrigation and other	5,127	4,759	368	8	9,601	9,461	140	1
Total retail	13,792	12,363	1,429	12	27,368	25,896	1,472	6
Wholesale	1,244	932	312	33	2,835	2,213	622	28
Total sales	15,036	13,295	1,741	13%	30,203	28,109	2,094	7%

Average number of retail customers (in thousands)	1,998	1,964	34	2%	1,994	1,959	35	2%

Average revenue per MWh:
Retail	$86.26	$86.19	$0.07	—%	$85.21	$84.51	$0.70	1%
Wholesale	$31.08	$33.97	$(2.89)	(9)%	$30.97	$29.56	$1.41	5%

Heating degree days	1,228	1,333	(105)	(8)%	5,915	5,938	(23)	—%
Cooling degree days	746	439	307	70%	746	439	307	70%

Sources of energy (GWhs)(1):
Coal	7,502	6,197	1,305	21%	15,146	13,425	1,721	13%
Natural gas	3,223	2,202	1,021	46	6,288	5,243	1,045	20
Hydroelectric(2)	678	891	(213)	(24)	1,601	1,937	(336)	(17)
Wind and other(2)	1,408	864	544	63	3,211	1,976	1,235	63
Total energy generated	12,811	10,154	2,657	26	26,246	22,581	3,665	16
Energy purchased	3,321	4,233	(912)	(22)	6,349	7,624	(1,275)	(17)
Total	16,132	14,387	1,745	12%	32,595	30,205	2,390	8%

Average cost of energy per MWh:
Energy generated(3)	$17.84	$17.19	$0.65	4%	$17.75	$17.53	$0.22	1%
Energy purchased	$65.62	$38.25	$27.37	72%	$56.80	$42.33	$14.47	34%

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

Quarter Ended June 30, 2021 compared to Quarter Ended June 30, 2020

Utility margin increased $96 million, or 13%, for the second quarter of 2021 compared to 2020 primarily due to:
•$124 million increase in retail revenue primarily due to higher customer volumes, partially offset by lower rates due to certain general rate case orders. Retail customer volumes increased 11.6%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers;
•$56 million of higher deferred net power costs in accordance with established adjustment mechanisms;
•$14 million of higher wheeling revenue; and
•$7 million of higher wholesale revenue from higher wholesale volumes, partially offset by lower average wholesale market prices.
The increases above were partially offset by:
•$55 million of higher purchased electricity costs from higher average market prices, partially offset by lower volumes;
•$34 million of higher natural gas-fueled generation costs due to higher average prices and higher volumes; and
•$20 million of higher coal-fueled generation costs primarily due to higher volumes, partially offset by lower average prices.
Operations and maintenance increased $12 million, or 5%, for the second quarter of 2021 compared to 2020 primarily due to higher plant maintenance costs, partially offset by lower employee related expenses and bad debt expense.

Depreciation and amortization increased $65 million, or 31%, for the second quarter of 2021 compared to 2020 primarily due to the impacts of a depreciation study effective January 1, 2021 of approximately $44 million, including accelerated depreciation on coal-fueled units in Washington, incremental decommissioning as a result of general rate case orders, and higher plant-in-service balances.

Property and other taxes decreased $9 million, or 17%, for the second quarter of 2021 compared to 2020 primarily due to lower property taxes from lower assessed property values.
Allowance for borrowed and equity funds decreased $17 million, or 49%, for the second quarter of 2021 compared to 2020 primarily due to lower qualified construction work-in-progress balances.

Income tax (benefit) expense decreased $45 million to a benefit of $19 million for the second quarter of 2021 compared to expense of $26 million for the second quarter of 2020. The effective tax rate was (9)% for 2021 and 14% for 2020. The effective tax rate decreased primarily as a result of higher effects of ratemaking associated with excess deferred income tax amortization in the current year and increased PTCs from PacifiCorp's new wind-powered generating facilities.

First Six Months of 2021 compared to First Six Months of 2020

Utility margin increased $125 million, or 8%, for the first six months of 2021 compared to 2020 primarily due to:
•$144 million increase in retail revenue primarily due to higher customer volumes, partially offset by lower rates due to certain general rate case orders. Retail customer volumes increased 5.7%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers;
•$48 million of higher deferred net power costs in accordance with established adjustment mechanisms;
•$22 million of higher wholesale revenue due to higher wholesale volumes and higher average wholesale market prices; and
•$17 million of higher wheeling revenue.

The increases above were partially offset by:
•$46 million of higher natural gas-fueled generation costs due to higher average prices and higher volumes;
•$37 million of higher purchased electricity costs due to higher average prices, partially offset by lower volumes; and
•$26 million of higher coal-fueled generation costs primarily due to higher volumes, partially offset by lower average prices.
Operations and maintenance increased $17 million, or 3%, for the first six months of 2021 compared to 2020 primarily due to higher vegetation management costs and higher plant maintenance costs, partially offset by lower bad debt expense.

Depreciation and amortization increased $77 million, or 17%, for the first six months of 2021 compared to 2020 primarily due to the impacts of a depreciation study effective January 1, 2021 of approximately $81 million, including accelerated depreciation on coal-fueled units in Washington, incremental decommissioning as a result of general rate case orders and higher placed-in-service balances, partially offset by a $44 million decrease resulting from lower accelerated depreciation for Oregon's share of certain retired wind equipment due to repowering ($3 million in the first quarter of 2021 (fully offset in other revenue) compared to $47 million in the first quarter of 2020 ($7 million offset in other revenue and $40 million offset in income tax expense)).

Allowance for borrowed and equity funds decreased $29 million, or 44%, for the first six months of 2021 compared to 2020 primarily due to lower qualified construction work-in-progress balances.

Other, net increased $6 million for the first six months of 2021 compared to 2020 primarily due to market movements related to corporate-owned life insurance policies.

Income tax (benefit) expense decreased $42 million to a benefit of $30 million for the first six months of 2021 compared to expense of $12 million the first six months of 2020. The effective tax rate was (8)% for 2021 and 3% for 2020. The effective tax rate decreased primarily as a result of increased PTCs from PacifiCorp's new wind-powered generating facilities.

Liquidity and Capital Resources

As of June 30, 2021, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$44

Credit facilities	1,200
Less:
Short-term debt	(301)
Tax-exempt bond support	(218)
Net credit facilities	681

Total net liquidity	$725

Credit facilities:
Maturity dates	2024
Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020 were $1,046 million and $770 million, respectively. The change was primarily due to higher cash received for income taxes, higher collections from retail customers, and higher collateral received related to natural gas swaps, partially offset by higher operating expense payments.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020 were $(819) million and $(944) million, respectively. The change is primarily due to an increase in capital expenditures of $154 million and prior year proceeds from the settlement of notes receivable of $25 million associated with the sale of certain Utah mining assets in 2015. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2021 was $(196) million. Sources of cash consisted of $208 million from the borrowing of short-term debt. Uses of cash consisted substantially of $400 million for the repayment of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2020 was $857 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $987 million. Uses of cash consisted of $130 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2021, PacifiCorp had $301 million of short-term debt outstanding at a weighted average interest rate of 0.17%. As of December 31, 2020, PacifiCorp had $93 million of short-term debt outstanding at a weighted average interest rate of 0.16%.

Long-term Debt

In July 2021, PacifiCorp issued $1 billion of its 2.90% First Mortgage Bonds due June 2052. PacifiCorp used the net proceeds to finance a portion of the capital expenditures disbursed during the period from July 1, 2019 to May 31, 2021 with respect to investments, primarily from the Energy Vision 2020 initiative, in the repowering of certain of its existing wind-powered generating facilities and the construction and acquisition of new wind-powered generating facilities, which were previously financed with PacifiCorp's general funds.

Debt Authorizations

Following the July 2021 long-term debt issuance, PacifiCorp has regulatory authority from the OPUC and the IPUC to issue an additional $2 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue an indeterminate amount of first mortgage bonds through September 2023.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2020	2021	2021

Wind generation	$443	$82	$180
Electric distribution	215	326	711
Electric transmission	192	136	347
Other	123	275	544
Total	$973	$819	$1,782

PacifiCorp's 2019 IRP identified a significant increase in renewable resource generation and associated transmission. PacifiCorp has included an estimate of the 2019 IRP resources in its forecast capital expenditures for 2021 through 2023. These estimates are likely to change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:
◦Construction of wind-powered generating facilities at PacifiCorp totaling $79 million and $395 million for the six-month periods ended June 30, 2021 and 2020, respectively. Construction includes 674 MWs of new wind-powered generating facilities that were placed in-service in 2020, 476 MWs that were placed in service in the first six months of 2021 and an additional 40 MWs expected to be placed in-service in the second half of 2021. The energy production for these new facilities is expected to qualify for 100% of the federal PTCs available for 10 years once the equipment is placed in-service. PacifiCorp's 2019 IRP identified 1,920 MWs of new wind-powered generating resources that are expected to come online in 2024. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp anticipates costs associated with the construction of wind-powered generating facilities will total an additional $39 million for 2021.
◦Repowering of wind-powered generating facilities at PacifiCorp totaling $3 million and $46 million for the six-month periods ended June 30, 2021 and 2020, respectively. Certain repowering projects for existing facilities were placed in service in 2019, 2020 and in the first six months of 2021. The energy production from these existing repowered facilities is expected to qualify for 100% of the federal renewable electricity PTCs available for 10 years following each facility's return to service. Planned additional spending for repowering of wind-powered generating facilities totals $47 million for 2021.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes planned spend on wildfire mitigation, wildfire damage restoration and storm damage repairs. Expenditures for these items totaled $117 million and $12 million for the six-month periods ended June 30, 2021 and 2020, respectively. PacifiCorp anticipates costs associated with these activities will total an additional $90 million in the second half of 2021. Remaining investments relate to expenditures for new connections and distribution.

•Electric transmission includes both growth projects and operating expenditures. Transmission investment through 2020 primarily reflects costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program, placed in-service in November 2020. Planned spending for additional Energy Gateway Transmission segments to be placed in service in 2024-2026 totals $112 million in 2021.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $47 million and $31 million for the six-month periods ended June 30, 2021 and 2020, respectively. PacifiCorp anticipates costs associated with information technology will total an additional $100 million for 2021. Remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

PacifiCorp issued the 2020 All Source RFP to the market in July 2020. The 2020 All Source RFP sought bids for resources capable of coming online by the end of 2024 up to the level of resources identified in PacifiCorp's 2019 IRP. An initial shortlist was identified in October 2020. The final shortlist of winning bids was submitted to OPUC in June 2021. PacifiCorp will initiate negotiations with shortlisted bids that include approximately 1,792 MWs of new wind capacity, 1,306 MWs of solar capacity and 697 MWs of battery storage to its portfolio by 2024. PacifiCorp expects that 590 MWs of the 1,792 MWs of new wind capacity will be owned with the remainder of the wind, solar and storage capacity being contracted resources.

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2021, the related statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 6, 2021

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$30	$38
Trade receivables, net	508	234
Income tax receivable	49	—
Inventories	237	278
Other current assets	91	73
Total current assets	915	623

Property, plant and equipment, net	19,473	19,279
Regulatory assets	455	392
Investments and restricted investments	977	911
Other assets	237	232

Total assets	$22,057	$21,437

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$288	$408
Accrued interest	78	78
Accrued property, income and other taxes	267	161
Other current liabilities	188	183
Total current liabilities	821	830

Long-term debt	7,224	7,210
Regulatory liabilities	1,254	1,111
Deferred income taxes	3,164	3,054
Asset retirement obligations	709	709
Other long-term liabilities	459	458
Total liabilities	13,631	13,372

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	7,865	7,504
Total shareholder's equity	8,426	8,065

Total liabilities and shareholder's equity	$22,057	$21,437

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$586	$518	$1,131	$989
Regulated natural gas and other	107	95	629	305
Total operating revenue	693	613	1,760	1,294

Operating expenses:
Cost of fuel and energy	103	71	254	151
Cost of natural gas purchased for resale and other	57	42	489	170
Operations and maintenance	184	182	377	347
Depreciation and amortization	209	175	416	351
Property and other taxes	37	35	73	69
Total operating expenses	590	505	1,609	1,088

Operating income	103	108	151	206

Other income (expense):
Interest expense	(74)	(74)	(148)	(150)
Allowance for borrowed funds	2	4	4	7
Allowance for equity funds	8	9	14	17
Other, net	15	21	26	16
Total other income (expense)	(49)	(40)	(104)	(110)

Income before income tax benefit	54	68	47	96
Income tax benefit	(159)	(141)	(313)	(264)

Net income	$213	$209	$360	$360

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, March 31, 2020	$—	$561	$6,830	$7,391
Net income	—	—	209	209
Balance, June 30, 2020	$—	$561	$7,039	$7,600

Balance, December 31, 2019	$—	$561	$6,679	$7,240
Net income	—	—	360	360
Balance, June 30, 2020	$—	$561	$7,039	$7,600

Balance, March 31, 2021	$—	$561	$7,651	$8,212
Net income	—	—	213	213
Other equity transactions	—	—	1	1
Balance, June 30, 2021	$—	$561	$7,865	$8,426

Balance, December 31, 2020	$—	$561	$7,504	$8,065
Net income	—	—	360	360
Other equity transactions	—	—	1	1
Balance, June 30, 2021	$—	$561	$7,865	$8,426
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$360	$360
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	416	351
Amortization of utility plant to other operating expenses	17	17
Allowance for equity funds	(14)	(17)
Deferred income taxes and amortization of investment tax credits	196	131
Settlements of asset retirement obligations	(19)	(25)
Other, net	11	8
Changes in other operating assets and liabilities:
Trade receivables and other assets	(275)	(1)
Inventories	41	(31)
Pension and other postretirement benefit plans	—	(11)
Accrued property, income and other taxes, net	56	(409)
Accounts payable and other liabilities	(68)	(47)
Net cash flows from operating activities	721	326

Cash flows from investing activities:
Capital expenditures	(720)	(824)
Purchases of marketable securities	(109)	(210)
Proceeds from sales of marketable securities	105	202
Other, net	(2)	14
Net cash flows from investing activities	(726)	(818)

Cash flows from financing activities:
Net proceeds from short-term debt	—	195
Other, net	(2)	(1)
Net cash flows from financing activities	(2)	194

Net change in cash and cash equivalents and restricted cash and cash equivalents	(7)	(298)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	330
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$38	$32

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2021, and for the three- and six-month periods ended June 30, 2021 and 2020. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2020, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$30	$38
Restricted cash and cash equivalents in other current assets	8	7
Total cash and cash equivalents and restricted cash and cash equivalents	$38	$45

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2021	2020
Utility plant in service, net:
Generation	20-70 years	$17,083	$16,980
Transmission	52-75 years	2,364	2,365
Electric distribution	20-75 years	4,468	4,369
Natural gas distribution	29-75 years	1,988	1,955
Utility plant in service		25,903	25,669
Accumulated depreciation and amortization		(7,241)	(6,902)
Utility plant in service, net		18,662	18,767
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		18,668	18,773
Construction work-in-progress		805	506
Property, plant and equipment, net		$19,473	$19,279

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

To mitigate the impact to MidAmerican Energy's customers, the Iowa Utilities Board ordered the recovery of these higher costs to be applied to customer bills over the period April 2021 through April 2022 based on a customer's monthly natural gas usage. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the six-month period ended June 30, 2021.

(5)    Recent Financing Transactions

Long-Term Debt

In July 2021, MidAmerican Energy issued $500 million of its 2.70% First Mortgage Bonds due August 2052. MidAmerican Energy used the net proceeds to finance a portion of the capital expenditures, disbursed during the period from July 22, 2019 to September 27, 2019, with respect to investments in its 2,000-megawatt Wind XI project, its 592-megawatt Wind XII project, its 207-megawatt Wind XII Expansion project and the repowering of certain of its existing wind-powered generating facilities, which were previously financed with MidAmerican Energy's general funds.

Credit Facilities

In June 2021, MidAmerican Energy amended and restated its existing $900 million unsecured credit facility expiring in June 2022. The amendment increased the commitment of the lenders to $1.5 billion, extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to consent of the lenders. Additionally, in June 2021, MidAmerican Energy terminated its existing $600 million unsecured credit facility expiring in August 2021.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(271)	(186)	(634)	(257)
State income tax, net of federal income tax impacts	(31)	(35)	(32)	(33)
Effects of ratemaking	(15)	(9)	(21)	(7)
Other, net	2	2	—	1
Effective income tax rate	(294)%	(207)%	(666)%	(275)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended June 30, 2021 and 2020 totaled $146 million and $127 million, respectively, and for the six-month periods ended June 30, 2021 and 2020 totaled $297 million and $247 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy received net cash payments for income tax from BHE totaling $558 million for the six-month period ended June 30, 2021, and made net cash payments for income tax to BHE totaling $19 million for the six-month period ended June 30, 2020.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Pension:
Service cost	$5	$1	$10	$2
Interest cost	5	6	11	12
Expected return on plan assets	(10)	(10)	(19)	(20)
Net amortization	1	1	1	1
Net periodic benefit cost (credit)	$1	$(2)	$3	$(5)

Other postretirement:
Service cost	$2	$1	$4	$2
Interest cost	2	1	4	3
Expected return on plan assets	(3)	(3)	(5)	(6)
Net amortization	(1)	(2)	(2)	(3)
Net periodic benefit (credit) cost	$—	$(3)	$1	$(4)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $12 million, respectively, during 2021. As of June 30, 2021, $4 million and $6 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2021:
Assets:
Commodity derivatives	$—	$20	$4	$(4)	$20
Money market mutual funds(2)	7	—	—	—	7
Debt securities:
United States government obligations	222	—	—	—	222
International government obligations	—	5	—	—	5
Corporate obligations	—	78	—	—	78
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	412	—	—	—	412
International companies	8	—	—	—	8
Investment funds	24	—	—	—	24
	$673	$106	$4	$(4)	$779

Liabilities - commodity derivatives	$(1)	$(2)	$(5)	$7	$(1)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$4	$5	$(5)	$4
Money market mutual funds(2)	41	—	—	—	41
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	9	—	—	—	9
Investment funds	17	—	—	—	17
	$648	$90	$5	$(5)	$738

Liabilities - commodity derivatives	$—	$(4)	$(3)	$5	$(2)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $3 million and $— million as of June 30, 2021 and December 31, 2020, respectively.
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

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,224	$8,698	$7,210	$9,130

(9)    Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2021, MidAmerican Energy entered into firm construction commitments totaling $558 million through the remainder of 2021 and 2022 related to the repowering and construction of wind-powered generating facilities and the construction of solar-powered generating facilities.

Easements

During the six-month period ended June 30, 2021, MidAmerican Energy entered into non-cancelable easements with minimum payment commitments totaling $87 million through 2061 for land in Iowa on which some of its wind- and solar-powered generating facilities will be located.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using Federal Energy Regulatory Commission ("FERC")-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established a ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. These orders continue to be subject to judicial appeal. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of June 30, 2021, has accrued a $10 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 11, (in millions):

	For the Three-Month Period Ended June 30, 2021				For the Six-Month Period Ended June 30, 2021
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$170	$59	$—	$229	$331	$367	$—	$698
Commercial	80	18	—	98	151	147	—	298
Industrial	230	3	—	233	420	15	—	435
Natural gas transportation services	—	9	—	9	—	19	—	19
Other retail(1)	36	—	—	36	66	1	—	67
Total retail	516	89	—	605	968	549	—	1,517
Wholesale	52	17	—	69	126	68	—	194
Multi-value transmission projects	15	—	—	15	30	—	—	30
Other Customer Revenue	—	—	1	1	—	—	11	11
Total Customer Revenue	583	106	1	690	1,124	617	11	1,752
Other revenue	3	—	—	3	7	1	—	8
Total operating revenue	$586	$106	$1	$693	$1,131	$618	$11	$1,760

	For the Three-Month Period Ended June 30, 2020				For the Six-Month Period Ended June 30, 2020
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$166	$59	$—	$225	$314	$187	$—	$501
Commercial	73	15	—	88	143	58	—	201
Industrial	197	3	—	200	360	7	—	367
Natural gas transportation services	—	7	—	7	—	18	—	18
Other retail(1)	32	1	—	33	61	1	—	62
Total retail	468	85	—	553	878	271	—	1,149
Wholesale	28	9	—	37	70	31	—	101
Multi-value transmission projects	17	—	—	17	33	—	—	33
Other Customer Revenue	—	—	—	—	—	—	1	1
Total Customer Revenue	513	94	—	607	981	302	1	1,284
Other revenue	5	1	—	6	8	2	—	10
Total operating revenue	$518	$95	$—	$613	$989	$304	$1	$1,294

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$586	$518	$1,131	$989
Regulated natural gas	106	95	618	304
Other	1	—	11	1
Total operating revenue	$693	$613	$1,760	$1,294

Operating income:
Regulated electric	$103	$101	$112	$160
Regulated natural gas	—	7	39	46
Other	—	—	—	—
Total operating income	103	108	151	206
Interest expense	(74)	(74)	(148)	(150)
Allowance for borrowed funds	2	4	4	7
Allowance for equity funds	8	9	14	17
Other, net	15	21	26	16
Income before income tax benefit	$54	$68	$47	$96

	As of
	June 30, 2021	December 31, 2020
Assets:
Regulated electric	$20,349	$19,892
Regulated natural gas	1,708	1,544
Other	—	1
Total assets	$22,057	$21,437

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2021, the related consolidated statements of operations and changes in member's equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 6, 2021

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$31	$39
Trade receivables, net	508	234
Income tax receivable	49	—
Inventories	237	278
Other current assets	92	74
Total current assets	917	625

Property, plant and equipment, net	19,474	19,279
Goodwill	1,270	1,270
Regulatory assets	455	392
Investments and restricted investments	979	913
Other assets	236	232

Total assets	$23,331	$22,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2021	2020
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$288	$408
Accrued interest	84	83
Accrued property, income and other taxes	267	161
Note payable to affiliate	183	177
Other current liabilities	188	183
Total current liabilities	1,010	1,012

Long-term debt	7,464	7,450
Regulatory liabilities	1,254	1,111
Deferred income taxes	3,162	3,052
Asset retirement obligations	709	709
Other long-term liabilities	459	458
Total liabilities	14,058	13,792

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	7,594	7,240
Total member's equity	9,273	8,919

Total liabilities and member's equity	$23,331	$22,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$586	$518	$1,131	$989
Regulated natural gas and other	107	98	629	313
Total operating revenue	693	616	1,760	1,302

Operating expenses:
Cost of fuel and energy	103	71	254	151
Cost of natural gas purchased for resale and other	57	42	489	171
Operations and maintenance	184	183	377	348
Depreciation and amortization	209	175	416	351
Property and other taxes	37	35	73	69
Total operating expenses	590	506	1,609	1,090

Operating income	103	110	151	212

Other income (expense):
Interest expense	(78)	(78)	(156)	(159)
Allowance for borrowed funds	2	4	4	7
Allowance for equity funds	8	9	14	17
Other, net	16	21	26	15
Total other income (expense)	(52)	(44)	(112)	(120)

Income before income tax benefit	51	66	39	92
Income tax benefit	(160)	(142)	(316)	(266)

Net income	$211	$208	$355	$358

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, March 31, 2020	$1,679	$6,572	$8,251
Net income	—	208	208
Balance, June 30, 2020	$1,679	$6,780	$8,459

Balance, December 31, 2019	$1,679	$6,422	$8,101
Net income	—	358	358
Balance, June 30, 2020	$1,679	$6,780	$8,459

Balance, March 31, 2021	$1,679	$7,384	$9,063
Net income	—	211	211
Other equity transactions	—	(1)	(1)
Balance, June 30, 2021	$1,679	$7,594	$9,273

Balance, December 31, 2020	$1,679	$7,240	$8,919
Net income	—	355	355
Other equity transactions	—	(1)	(1)
Balance, June 30, 2021	$1,679	$7,594	$9,273

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$355	$358
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	416	351
Amortization of utility plant to other operating expenses	17	17
Allowance for equity funds	(14)	(17)
Deferred income taxes and amortization of investment tax credits	195	134
Settlements of asset retirement obligations	(19)	(25)
Other, net	11	8
Changes in other operating assets and liabilities:
Trade receivables and other assets	(275)	—
Inventories	41	(31)
Pension and other postretirement benefit plans	—	(11)
Accrued property, income and other taxes, net	56	(414)
Accounts payable and other liabilities	(68)	(47)
Net cash flows from operating activities	715	323

Cash flows from investing activities:
Capital expenditures	(721)	(824)
Purchases of marketable securities	(109)	(210)
Proceeds from sales of marketable securities	105	202
Other, net	(1)	15
Net cash flows from investing activities	(726)	(817)

Cash flows from financing activities:
Net change in note payable to affiliate	6	4
Net proceeds from short-term debt	—	195
Other, net	(2)	(1)
Net cash flows from financing activities	4	198

Net change in cash and cash equivalents and restricted cash and cash equivalents	(7)	(296)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	46	331
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$39	$35

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2021, and for the three- and six-month periods ended June 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2020, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$31	$39
Restricted cash and cash equivalents in other current assets	8	7
Total cash and cash equivalents and restricted cash and cash equivalents	$39	$46

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

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(286)	(192)	(764)	(269)
State income tax, net of federal income tax impacts	(33)	(37)	(41)	(35)
Effects of ratemaking	(16)	(9)	(26)	(7)
Other, net	—	2	—	1
Effective income tax rate	(314)%	(215)%	(810)%	(289)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended June 30, 2021 and 2020 totaled $146 million and $127 million, respectively, and for the six-month periods ended June 30, 2021 and 2020 totaled $297 million and $247 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. The timing of MidAmerican Funding's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Funding received net cash payments for income tax from BHE totaling $560 million for the six-month period ended June 30, 2021, and made net cash payments for income tax to BHE totaling $19 million for the six-month period ended June 30, 2020.
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

	As of June 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,464	$9,020	$7,450	$9,466

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

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)    Revenue from Contracts with Customers

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had other Accounting Standards Codification Topic 606 revenue of $— million and $3 million for the three-month periods ended June 30, 2021 and 2020, respectively, and $— million and $8 million for the six-month periods ended June 30, 2021 and 2020, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$586	$518	$1,131	$989
Regulated natural gas	106	95	618	304
Other	1	3	11	9
Total operating revenue	$693	$616	$1,760	$1,302

Operating income:
Regulated electric	$103	$101	$112	$160
Regulated natural gas	—	7	39	46
Other	—	2	—	6
Total operating income	103	110	151	212
Interest expense	(78)	(78)	(156)	(159)
Allowance for borrowed funds	2	4	4	7
Allowance for equity funds	8	9	14	17
Other, net	16	21	26	15
Income before income tax benefit	$51	$66	$39	$92

	As of
	June 30, 2021	December 31, 2020
Assets(1):
Regulated electric	$21,540	$21,083
Regulated natural gas	1,787	1,623
Other	4	5
Total assets	$23,331	$22,711

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the Second Quarter and First Six Months of 2021 and 2020

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2021 was $213 million, an increase of $4 million, or 2%, compared to 2020 primarily due to higher electric utility margin of $36 million and a favorable income tax benefit of $18 million, partially offset by higher depreciation and amortization expense of $34 million from additional assets placed in-service and a regulatory mechanism deferring certain depreciation expense in 2020, lower natural gas utility margin from lower customer volumes and unfavorable changes in the cash surrender value of corporate-owned life insurance policies. The favorable income tax benefit was mainly due to higher PTCs recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service. Electric utility margin increased primarily due to higher retail customer volumes.

MidAmerican Energy's net income for the first six months of 2021 was $360 million, unchanged from 2020, primarily due to higher depreciation and amortization expense of $65 million from additional assets placed in-service and a regulatory mechanism deferring certain depreciation expense in 2020 and $30 million higher operations and maintenance expenses, partially offset by a favorable income tax benefit of $49 million and higher electric utility margin of $39 million. Higher operations and maintenance expenses included increased costs associated with additional wind-powered generating facilities placed in-service as well as higher electric and natural gas distribution costs. The favorable income tax benefit was mainly due to higher PTCs recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service. Electric utility margin increased primarily due to higher retail customer volumes, partially offset by lower wholesale utility margin from a lower average per-unit margin due to higher thermal generation and purchased power costs.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2021 was $211 million, an increase of $3 million, or 1%, compared to 2020. MidAmerican Funding's net income for the first six months of 2021 was $355 million, a decrease of $3 million, or 1%, compared to 2020. The variances in net income were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Electric utility margin:
Operating revenue	$586	$518	$68	13%	$1,131	$989	$142	14%
Cost of fuel and energy	103	71	32	45	254	151	103	68
Electric utility margin	483	447	36	8%	877	838	39	5%

Natural gas utility margin:
Operating revenue	106	95	11	12%	618	304	314	*
Natural gas purchased for resale	57	42	15	36	489	170	319	*
Natural gas utility margin	49	53	(4)	(8)%	129	134	(5)	(4)%

Utility margin	532	500	32	6%	1,006	972	34	3%

Other operating revenue	1	—	1	*	11	1	10	*
Operations and maintenance	184	182	2	1	377	347	30	9
Depreciation and amortization	209	175	34	19	416	351	65	19
Property and other taxes	37	35	2	6	73	69	4	6
Operating income	$103	$108	$(5)	(5)%	$151	$206	$(55)	(27)%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$586	$518	$68	13%	$1,131	$989	$142	14%
Cost of fuel and energy	103	71	32	45	254	151	103	68
Utility margin	$483	$447	$36	8%	$877	$838	$39	5%

Sales (GWhs):
Residential	1,486	1,505	(19)	(1)%	3,224	3,173	51	2%
Commercial	894	818	76	9	1,832	1,787	45	3
Industrial	4,056	3,602	454	13	7,875	7,126	749	11
Other	401	334	67	20	771	719	52	7
Total retail	6,837	6,259	578	9	13,702	12,805	897	7
Wholesale	3,872	2,560	1,312	51	7,923	4,994	2,929	59
Total sales	10,709	8,819	1,890	21%	21,625	17,799	3,826	21%

Average number of retail customers (in thousands)	803	794	9	1%	802	793	9	1%

Average revenue per MWh:
Retail	$75.62	$74.77	$0.85	1%	$70.71	$68.63	$2.08	3%
Wholesale	$12.06	$10.64	$1.42	13%	$14.40	$13.11	$1.29	10%

Heating degree days	588	650	(62)	(10)%	3,799	3,602	197	5%
Cooling degree days	426	360	66	18%	426	360	66	18%

Sources of energy (GWhs)(1):
Wind and other(2)	5,877	5,148	729	14%	11,999	9,994	2,005	20%
Coal	2,791	1,029	1,762	*	5,693	2,602	3,091	*
Nuclear	1,009	909	100	11	1,904	1,902	2	—
Natural gas	336	77	259	*	479	193	286	*
Total energy generated	10,013	7,163	2,850	40	20,075	14,691	5,384	37
Energy purchased	842	1,783	(941)	(53)	1,860	3,426	(1,566)	(46)
Total	10,855	8,946	1,909	21%	21,935	18,117	3,818	21%

Average cost of energy per MWh:
Energy generated(3)	$6.43	$3.87	$2.56	66%	$6.29	$4.45	$1.84	41%
Energy purchased	$45.70	$24.50	$21.20	87%	$68.55	$25.02	$43.53	*

*    Not meaningful.

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$106	$95	$11	12%	$618	$304	$314	*
Natural gas purchased for resale	57	42	15	36	489	170	319	*
Utility margin	$49	$53	$(4)	(8)%	$129	$134	$(5)	(4)%

Throughput (000's Dths):
Residential	6,272	7,046	(774)	(11)%	31,554	30,956	598	2%
Commercial	3,011	3,012	(1)	—	14,744	13,963	781	6
Industrial	1,069	1,070	(1)	—	2,506	2,582	(76)	(3)
Other	11	13	(2)	(15)	48	48	—	—
Total retail sales	10,363	11,141	(778)	(7)	48,852	47,549	1,303	3
Wholesale sales	5,817	5,859	(42)	(1)	16,590	18,769	(2,179)	(12)
Total sales	16,180	17,000	(820)	(5)	65,442	66,318	(876)	(1)
Natural gas transportation service	26,853	22,165	4,688	21	56,493	57,119	(626)	(1)
Total throughput	43,033	39,165	3,868	10%	121,935	123,437	(1,502)	(1)%

Average number of retail customers (in thousands)	776	770	6	1%	777	770	7	1%

Average revenue per retail Dth sold	$7.81	$6.97	$0.84	12%	$10.88	$5.34	$5.54	*

Heating degree days	625	710	(85)	(12)%	3,926	3,777	149	4%

Average cost of natural gas per retail Dth sold	$3.99	$2.96	$1.03	35%	$8.62	$2.92	$5.70	*

Combined retail and wholesale average cost of natural gas per Dth sold	$3.54	$2.49	$1.05	42%	$7.47	$2.57	$4.90	*

*    Not meaningful.

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020

MidAmerican Energy -

Electric utility margin increased $36 million, or 8%, for the second quarter of 2021 compared to 2020, due to:
•a $39 million increase in retail utility margin primarily due to $23 million from higher usage for certain industrial customers; $7 million from the favorable impact of weather; $6 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $2 million due to price impacts from changes in sales mix; partially offset by
•a $3 million decrease in Multi-Value Projects ("MVP") transmission revenue; as
•wholesale utility margin was unchanged due to the increase in sales volumes being offset by lower margins per unit, reflecting higher energy costs.
Natural gas utility margin decreased $4 million, or 8%, for the second quarter of 2021 compared to 2020 primarily due to:
•a $6 million decrease from lower average prices primarily due to the timing of recoveries through a capital tracker mechanism; and
•a $1 million decrease from the unfavorable impact of weather; partially offset by

•a $3 million increase from higher natural gas energy efficiency program revenue (offset in operations and maintenance expense).
Operations and maintenance increased $2 million, or 1%, for the second quarter of 2021 compared to 2020 primarily due to higher energy efficiency program expense of $5 million (offset in operating revenue) and higher electric and natural gas distribution costs of $3 million, partially offset by lower employee-related expenses.

Depreciation and amortization for the second quarter of 2021 increased $34 million, or 19%, compared to 2020 primarily due to wind-powered generating facilities and other plant placed in-service and $13 million from a regulatory mechanism deferring certain depreciation expense in 2020.

Allowance for borrowed and equity funds decreased $3 million, or 23%, for the second quarter of 2021 compared to 2020 primarily due to lower construction work-in-progress balances related to wind-powered generation.

Other, net decreased $6 million, or 29%, for the second quarter of 2021 compared to 2020 primarily due to lower cash surrender values of corporate-owned life insurance policies.

Income tax benefit increased $18 million, or 13%, for the second quarter of 2021 compared to 2020, and the effective tax rate was (294)% for 2021 and (207)% for 2020. The change in the effective tax rates for 2021 compared to 2020 was primarily due to the higher PTCs and a lower pretax income.

Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the second quarter of 2021 and 2020 totaled $146 million and $127 million, respectively.

MidAmerican Funding -

Income tax benefit increased $18 million, or 13%, for the second quarter of 2021 compared to 2020, and the effective tax rate was (314)% for 2021 and (215)% for 2020. The changes in the effective tax rates were due to the factors discussed for MidAmerican Energy.

First Six Months of 2021 compared to First Six Months of 2020

MidAmerican Energy -

Electric utility margin increased $39 million, or 5%, for the first six months of 2021 compared to 2020, due to:
•a $54 million increase in retail utility margin primarily due to $22 million from higher usage for certain industrial customers; $13 million from the favorable impact of weather; $12 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $7 million due to price impacts from changes in sales mix; partially offset by
•a $12 million decrease in wholesale utility margin due to lower margins per unit, reflecting higher energy costs, partially offset by higher sales volumes of 58.7%; and
•a $3 million decrease in MVP transmission revenue.
Natural gas utility margin decreased $5 million, or 4%, for the first six months of 2021 compared to 2020 primarily due to:
•a $7 million decrease from higher refunds related to amortization of excess accumulated deferred income taxes arising from 2017 Tax Reform (offset in income tax benefit);
•a $6 million decrease from lower average prices primarily due to the timing of a capital cost tracking mechanism; partially offset by
•a $6 million increase in natural gas energy efficiency program revenue (offset in operations and maintenance expense); and
•a $1 million increase from the favorable impact of weather.

Operations and maintenance increased $30 million, or 9%, for the first six months of 2021 compared to 2020 primarily due to higher energy efficiency program expense of $10 million (offset in operating revenue), higher generation operations and maintenance expenses of $9 million due to additional wind turbines and easements and higher electric and natural gas distribution costs of $8 million.

Depreciation and amortization for the first six months of 2021 increased $65 million, or 19%, compared to 2020 primarily due to wind-powered generating facilities and other plant placed in-service and $26 million from a regulatory mechanism deferring certain depreciation expense in 2020.

Interest expense decreased $2 million, or 1%, for the first six months of 2021 compared to 2020 due to lower average interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds decreased $6 million, or 25%, for the first six months of 2021 compared to 2020 primarily due to lower construction work-in-progress balances related to wind-powered generation.

Other, net increased $10 million, or 63%, for the first six months of 2021 compared to 2020 primarily due to higher cash surrender values of corporate-owned life insurance policies.

Income tax benefit increased $49 million, or 19%, for the first six months of 2021 compared to 2020, and the effective tax rate was (666)% for 2021 and (275)% for 2020. The change in the effective tax rates for 2021 compared to 2020 was primarily due to the higher PTCs and a lower pretax income, partially offset by the effects of ratemaking. PTCs for the first six months of 2021 and 2020 totaled $297 million and $247 million, respectively.

MidAmerican Funding -

Income tax benefit increased $50 million, or 19%, for the first six months of 2021 compared to 2020, and the effective tax rate was (810)% for 2021 and (289)% for 2020. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2021, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$30

Credit facilities, maturing 2022 and 2024	1,505
Less:
Tax-exempt bond support	(370)
Net credit facilities	1,135

MidAmerican Energy total net liquidity	$1,165

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,165
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2022	4
MidAmerican Funding total net liquidity	$1,170

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020, were $721 million and $326 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020, were $715 million and $323 million, respectively. Cash flows from operating activities reflect higher income tax receipts, partially offset by lower cash margins for MidAmerican Energy's regulated electric and natural gas businesses, including delayed recovery of higher natural gas costs in February 2021, discussed below, and higher payments to vendors.

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. To mitigate the impact to MidAmerican Energy's customers, the IUB ordered the recovery of these higher costs to be applied to customer bills over the period April 2021 through April 2022. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the six-month period ended June 30, 2021.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020, were $(726) million and $(818) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020, were $(726) million and $(817) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which decreased primarily due to lower wind-powered generating facility construction expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2021 and 2020 were $(2) million and $194 million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2021 and 2020, were $4 million and $198 million, respectively. Through its commercial paper program, MidAmerican Energy received $— million in 2021 and $195 million in 2020. MidAmerican Funding received $6 million and $4 million in 2021 and 2020, respectively, through its note payable with BHE.

Debt Authorizations

MidAmerican Energy has authority from the FERC to issue, through April 2, 2022, commercial paper and bank notes aggregating $1.5 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2024. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

MidAmerican Energy currently has an effective automatic registration statement with the SEC to issue an indeterminate amount of long-term debt securities through June 13, 2024. Additionally, following the July 2021 issuance of $500 million of first mortgage bonds, MidAmerican Energy has authorization from the FERC to issue, through June 30, 2023, long-term debt securities up to an aggregate of $2.0 billion and preferred stock up to an aggregate of $500 million and from the Illinois Commerce Commission to issue long-term debt securities up to an aggregate of $350 million through August 20, 2022.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2020	2021	2021

Wind generation	$419	$286	$802
Electric distribution	104	96	282
Electric transmission	97	54	214
Solar generation	1	63	238
Other	203	221	634
Total	$824	$720	$2,170

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction and acquisition of wind-powered generating facilities totaled $172 million for 2021 and $388 million for 2020. Planned spending for the construction of additional wind-powered generating facilities totals $198 million for the remainder of 2021 and includes 203 MWs of wind-powered generating facilities expected to be placed in-service in 2021.
◦Repowering of wind-powered generating facilities totaled $82 million for 2021 and $19 million for 2020. Planned spending for repowering generating facilities totals $284 million for the remainder of 2021. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 1,078 MWs of current repowering projects not in-service as of June 30, 2021, 80 MWs are currently expected to qualify for 100% of the PTCs available for 10 years following each facility's return to service, 591 MWs are expected to qualify for 80% of such credits and 407 MWs are expected to qualify for 60% of such credits.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar reflects MidAmerican Energy's current plan for the construction of 141 MWs of small- and utility-scale solar generation during 2021, of which 61 MWs are expected to be placed in-service in 2021.
•Remaining expenditures primarily relate to routine expenditures for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2020.

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

In May 2021, the PJM conducted its capacity auction as scheduled, and because Illinois has not implemented an FRR program, the MOPR applied to Quad Cities Station in the capacity auction. The MOPR prevented Quad Cities Station from clearing in the auction.

Assuming the continued effectiveness of the Illinois zero emission standard, Exelon Generation no longer considers Quad Cities Station to be at heightened risk for early retirement. However, to the extent the Illinois zero emission standard does not operate as expected over its full term, Quad Cities Station would be at heightened risk for early retirement. The FERC's December 19, 2019 order on the PJM MOPR may undermine the continued effectiveness of the Illinois zero emission standard unless the PJM adopts further changes to the MOPR or Illinois implements an FRR mechanism under which Quad Cities Station would be removed from the PJM's capacity auction. At the direction of the PJM Board of Managers, the PJM and its stakeholders are considering MOPR reforms to ensure that the capacity market rules respect and accommodate state resource preferences such as the ZEC programs, which the PJM filed at the FERC on July 30, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2021, the related consolidated statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 6, 2021

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$79	$25
Trade receivables, net	318	234
Inventories	64	69
Derivative contracts	51	26
Regulatory assets	47	48
Prepayments	36	38
Other current assets	21	26
Total current assets	616	466

Property, plant and equipment, net	6,813	6,701
Finance lease right of use assets, net	344	351
Regulatory assets	717	746
Other assets	73	72

Total assets	$8,563	$8,336

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$296	$181
Accrued interest	32	32
Accrued property, income and other taxes	44	25
Current portion of finance lease obligations	33	27
Regulatory liabilities	49	50
Customer deposits	42	47
Asset retirement obligation	14	25
Other current liabilities	38	22
Total current liabilities	548	409

Long-term debt	2,498	2,496
Finance lease obligations	321	334
Regulatory liabilities	1,163	1,163
Deferred income taxes	742	738
Other long-term liabilities	281	257
Total liabilities	5,553	5,397

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	705	634
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	3,010	2,939

Total liabilities and shareholder's equity	$8,563	$8,336

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Operating revenue	$559	$509	$929	$898

Operating expenses:
Cost of fuel and energy	252	197	417	367
Operations and maintenance	77	74	140	156
Depreciation and amortization	100	91	201	181
Property and other taxes	12	11	24	23
Total operating expenses	441	373	782	727

Operating income	118	136	147	171

Other income (expense):
Interest expense	(39)	(40)	(77)	(82)
Allowance for borrowed funds	1	1	2	2
Allowance for equity funds	2	2	3	4
Other, net	9	7	18	6
Total other income (expense)	(27)	(30)	(54)	(70)

Income before income tax expense	91	106	93	101
Income tax expense	9	23	9	22
Net income	$82	$83	$84	$79

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2020	1,000	$—	$2,308	$490	$(4)	$2,794
Net income	—	—	—	83	—	83
Dividends declared	—	—	—	(85)	—	(85)
Balance, June 30, 2020	1,000	$—	$2,308	$488	$(4)	$2,792

Balance, December 31, 2019	1,000	$—	$2,308	$493	$(4)	$2,797
Net income	—	—	—	79	—	79
Dividends declared	—	—	—	(85)	—	(85)
Other equity transactions	—	—	—	1	—	1
Balance, June 30, 2020	1,000	$—	$2,308	$488	$(4)	$2,792

Balance, March 31, 2021	1,000	$—	$2,308	$636	$(3)	$2,941
Net income	—	—	—	82	—	82
Dividends declared	—	—	—	(13)	—	(13)
Balance, June 30, 2021	1,000	$—	$2,308	$705	$(3)	$3,010

Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(13)	—	(13)
Balance, June 30, 2021	1,000	$—	$2,308	$705	$(3)	$3,010

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$84	$79
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	201	181
Allowance for equity funds	(3)	(4)
Changes in regulatory assets and liabilities	(17)	1
Deferred income taxes and amortization of investment tax credits	(20)	(7)
Deferred energy	(1)	15
Amortization of deferred energy	7	(11)
Other, net	—	6
Changes in other operating assets and liabilities:
Trade receivables and other assets	(83)	(80)
Inventories	5	2
Accrued property, income and other taxes	21	28
Accounts payable and other liabilities	116	(3)
Net cash flows from operating activities	310	207

Cash flows from investing activities:
Capital expenditures	(237)	(257)
Net cash flows from investing activities	(237)	(257)

Cash flows from financing activities:
Proceeds from long-term debt	—	718
Repayments of long-term debt	—	(575)
Dividends paid	(13)	(85)
Other, net	(8)	(8)
Net cash flows from financing activities	(21)	50

Net change in cash and cash equivalents and restricted cash and cash equivalents	52	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	36	25
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$88	$25

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$79	$25
Restricted cash and cash equivalents included in other current assets	9	11
Total cash and cash equivalents and restricted cash and cash equivalents	$88	$36

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2021	2020
Utility plant:
Generation	30 - 55 years	$3,776	$3,690
Transmission	45 - 70 years	1,483	1,468
Distribution	20 - 65 years	3,836	3,771
General and intangible plant	5 - 65 years	800	791
Utility plant		9,895	9,720
Accumulated depreciation and amortization		(3,285)	(3,162)
Utility plant, net		6,610	6,558
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,611	6,559
Construction work-in-progress		202	142
Property, plant and equipment, net		$6,813	$6,701

(4)    Recent Financing Transactions

Credit Facilities

In June 2021, Nevada Power amended and restated its existing $400 million secured credit facility expiring in June 2022 with no remaining one-year extension options. The amendment extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to lender consent.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(11)	1	(11)	1
Effective income tax rate	10%	22%	10%	22%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2021.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2021	2020
Qualified Pension Plan:
Other non-current assets	$10	$8

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans:
Other non-current assets	4	4

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2021
Assets:
Commodity derivatives	$—	$—	$52	$52
Money market mutual funds(1)	70	—	—	70
Investment funds	2	—	—	2
	$72	$—	$52	$124

Liabilities - commodity derivatives	$—	$—	$(27)	$(27)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$—	$26	$26
Money market mutual funds(1)	21	—	—	21
Investment funds	2	—	—	2
	$23	$—	$26	$49

Liabilities - commodity derivatives	$—	$—	$(11)	$(11)

(1)Amounts are included in cash and cash equivalents on the Consolidated Balance Sheets. The fair value of these money market mutual funds approximates cost.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2021 and December 31, 2020, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Beginning balance	$27	$(38)	$15	$(8)
Changes in fair value recognized in regulatory assets	(6)	(13)	5	(44)
Settlements	4	7	5	8
Ending balance	$25	$(44)	$25	$(44)

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

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,498	$3,105	$2,496	$3,245
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

(9)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Customer Revenue:
Retail:
Residential	$326	$304	$521	$497
Commercial	110	96	194	190
Industrial	95	83	158	154
Other	3	2	6	5
Total fully bundled	534	485	879	846
Distribution only service	5	6	10	13
Total retail	539	491	889	859
Wholesale, transmission and other	15	12	29	27
Total Customer Revenue	554	503	918	886
Other revenue	5	6	11	12
Total revenue	$559	$509	$929	$898

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

Results of Operations for the Second Quarter and First Six Months of 2021 and 2020

Overview

Net income for the second quarter of 2021 was $82 million, a decrease of $1 million, or 1%, compared to 2020 primarily due to $5 million of lower utility margin, primarily due to lower retail rates from the 2020 regulatory rate review with new rates effective January 2021 and an adjustment to regulatory-related revenue deferrals, partially offset by price impacts from changes in sales mix, $9 million of higher depreciation and amortization, mainly due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service, and $3 million of higher operations and maintenance expenses, primarily due to a higher accrual for earnings sharing and higher plant operations and maintenance costs, partially offset by lower net regulatory instructed deferrals and amortizations. These decreases are offset by $14 million of lower income tax expense primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021.

Net income for the first six months of 2021 was $84 million, an increase of $5 million, or 6%, compared to 2020 primarily due to $16 million of lower operations and maintenance expenses, primarily due to lower net regulatory instructed deferrals and amortizations of $17 million, partially offset by a higher accrual for earnings sharing, $13 million of lower income tax expense primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021, $12 million of higher other, net, mainly due to higher cash surrender value of corporate-owned life insurance policies of $7 million, lower pension expense and higher interest income, and lower interest expense of $5 million. These increases are offset by $20 million of higher depreciation and amortization, mainly due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service, and $19 million of lower utility margin, primarily due to lower retail rates from the 2020 regulatory rate review with new rates effective January 2021 and an adjustment to regulatory-related revenue deferrals, partially offset by price impacts from changes in sales mix.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin:
Operating revenue	$559	$509	$50	10%	$929	$898	$31	3%
Cost of fuel and energy	252	197	55	28	417	367	50	14
Utility margin	307	312	(5)	(2)	512	531	(19)	(4)
Operations and maintenance	77	74	3	4	140	156	(16)	(10)
Depreciation and amortization	100	91	9	10	201	181	20	11
Property and other taxes	12	11	1	9	24	23	1	4
Operating income	$118	$136	$(18)	(13)%	$147	$171	$(24)	(14)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$559	$509	$50	10%	$929	$898	$31	3%
Cost of fuel and energy	252	197	55	28	417	367	50	14
Utility margin	$307	$312	$(5)	(2)%	$512	$531	$(19)	(4)%

Sales (GWhs):
Residential	2,807	2,635	172	7%	4,394	4,179	215	5%
Commercial	1,271	1,071	200	19	2,225	2,082	143	7
Industrial	1,310	1,107	203	18	2,367	2,258	109	5
Other	45	46	(1)	(2)	92	94	(2)	(2)
Total fully bundled(1)	5,433	4,859	574	12	9,078	8,613	465	5
Distribution only service	620	501	119	24	1,136	1,112	24	2
Total retail	6,053	5,360	693	13	10,214	9,725	489	5
Wholesale	89	81	8	10	173	234	(61)	(26)
Total GWhs sold	6,142	5,441	701	13%	10,387	9,959	428	4%

Average number of retail customers (in thousands)	982	965	17	2%	980	963	17	2%

Average revenue per MWh:
Retail - fully bundled(1)	$98.10	$99.89	$(1.79)	(2)%	$96.86	$98.20	$(1.34)	(1)%
Wholesale	$42.94	$22.07	$20.87	95%	$46.09	$28.29	$17.80	63%

Heating degree days	14	42	(28)	(67)%	1,008	984	24	2%
Cooling degree days	1,477	1,308	169	13%	1,483	1,310	173	13%

Sources of energy (GWhs)(2)(3):
Natural gas	3,547	3,118	429	14%	6,081	5,740	341	6%
Renewables	20	20	—	—	36	36	—	—
Total energy generated	3,567	3,138	429	14	6,117	5,776	341	6
Energy purchased	2,104	1,926	178	9	3,459	3,166	293	9
Total	5,671	5,064	607	12%	9,576	8,942	634	7%

Average cost of energy per MWh(4):
Energy generated	$21.82	$17.53	$4.29	24%	$18.96	$19.55	$(0.59)	(3)%
Energy purchased	$82.70	$73.80	$8.90	12%	$87.07	$80.36	$6.71	8%

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 249 GWhs and 318 GWhs of gas generated energy that is purchased at cost by related parties for the second quarter of 2021 and 2020, respectively. The average cost of energy per MWh and sources of energy excludes 932 GWhs and 1,028 GWhs of gas generated energy that is purchased at cost by related parties for the first six months of 2021 and 2020, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020
Utility margin decreased $5 million, or 2%, for the second quarter of 2021 compared to 2020 primarily due to:
•$15 million of lower retail rates due to the 2020 regulatory rate review with new rates effective January 2021,
•$6 million due to an adjustment to regulatory-related revenue deferrals,
•$2 million due to lower energy efficiency program rates (offset in operations and maintenance expense) and
•$1 million of lower other revenue due to a regulatory amortization of an impact fee that ended December 2020.
The decrease in utility margin was offset by:
•$15 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 12.9% primarily due to the impacts from COVID-19 recovery, which resulted in higher industrial, commercial and distribution only service customer usage, and higher residential customer usage, mainly from the favorable impact of weather and
•$2 million due to an increase in the average number of customers, primarily from the residential customer class.

Operations and maintenance increased $3 million, or 4%, for the second quarter of 2021 compared to 2020 primarily due to a higher accrual for earnings sharing of $6 million and higher plant operations and maintenance costs, partially offset by lower net regulatory instructed deferrals and amortizations of $6 million, mainly relating to deferrals in 2020 of the non-labor cost savings from the Navajo generating station retirement which was approved for amortization in the 2020 regulatory rate review with new rates effective January 2021, and timing of the regulatory impacts for the ON Line lease cost reallocation and lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $9 million, or 10%, for the second quarter of 2021 compared to 2020 primarily due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

Interest expense decreased $1 million, or 3%, for the second quarter of 2021 compared to 2020 primarily due to lower carrying charges on regulatory items.

Other, net increased $2 million, or 29%, for the second quarter of 2021 compared to 2020 primarily due to lower pension expense and higher interest income, mainly from carrying charges on regulatory items, partially offset by lower cash surrender value of corporate-owned life insurance policies.

Income tax expense decreased $14 million, or 61%, for the second quarter of 2021 compared to 2020. The effective tax rate was 10% in 2021 and 22% in 2020 and decreased primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021.

First Six Months Ended June 30, 2021 Compared to First Six Months Ended June 30, 2020

Utility margin decreased $19 million, or 4%, for the first six months of 2021 compared to 2020 primarily due to:
•$24 million of lower retail rates due to the 2020 regulatory rate review with new rates effective January 2021,
•$6 million due to an adjustment to regulatory-related revenue deferrals,
•$4 million due to lower energy efficiency program rates (offset in operations and maintenance expense) and
•$2 million of lower other revenue due to a regulatory amortization of an impact fee that ended December 2020.
The decrease in utility margin was offset by:
•$14 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 5.0% primarily due to the impacts from COVID-19 recovery, which resulted in higher commercial, industrial and distribution only service customer usage, and higher residential customer usage, mainly from the favorable impact of weather and
•$2 million due to an increase in the average number of customers, mainly residential.

Operations and maintenance decreased $16 million, or 10%, for the first six months of 2021 compared to 2020 primarily due to lower net regulatory instructed deferrals and amortizations of $17 million, mainly relating to deferrals in 2020 of the non-labor cost savings from the Navajo generating station retirement which was approved for amortization in the 2020 regulatory rate review with new rates effective January 2021, and timing of the regulatory impacts for the ON Line lease cost reallocation and lower energy efficiency program costs (offset in operating revenue), partially offset by a higher accrual for earnings sharing.

Depreciation and amortization increased $20 million, or 11%, for the first six months of 2021 compared to 2020 primarily due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

Interest expense decreased $5 million, or 6%, for the first six months of 2021 compared to 2020 primarily due to lower carrying charges on regulatory items and lower interest expense on long-term debt.

Other, net increased $12 million for the first six months of 2021 compared to 2020 primarily due to higher cash surrender value of corporate-owned life insurance policies of $5 million, lower pension expense and higher interest income, mainly from carrying charges on regulatory items.

Income tax expense decreased $13 million, or 59%, for the first six months of 2021 compared to 2020. The effective tax rate was 10% in 2021 and 22% in 2020 and decreased primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021.

Liquidity and Capital Resources

As of June 30, 2021, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$79
Credit facility	400
Total net liquidity	$479
Credit facility:
Maturity date	2024

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020 were $310 million and $207 million, respectively. The change was primarily due to the timing of payments for operating costs, higher collections from customers, increased collections of customer advances, timing of payments for fuel and energy costs and lower inventory purchases, partially offset by higher payments for income taxes.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020 were $(237) million and $(257) million, respectively. The change was primarily due to decreased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2021 and 2020 were $(21) million and $50 million, respectively. The change was primarily due to lower proceeds from the issuance of long-term debt, partially offset by lower repayments of long-term debt and lower dividends paid to NV Energy, Inc.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2020	2021	2021

Electric distribution	$128	$87	$184
Electric transmission	22	25	76
Solar generation	—	5	32
Other	107	120	197
Total	$257	$237	$489

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

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2021, the related consolidated statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2020, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 6, 2021

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$9	$19
Trade receivables, net	100	97
Inventories	67	77
Derivative contracts	17	9
Regulatory assets	121	67
Other current assets	42	36
Total current assets	356	305

Property, plant and equipment, net	3,232	3,164
Regulatory assets	269	267
Other assets	185	183

Total assets	$4,042	$3,919

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$135	$108
Accrued interest	14	14
Accrued property, income and other taxes	16	14
Short-term debt	74	45
Regulatory liabilities	24	34
Customer deposits	15	15
Other current liabilities	31	25
Total current liabilities	309	255

Long-term debt	1,164	1,164
Finance lease obligations	118	121
Regulatory liabilities	464	463
Deferred income taxes	390	374
Other long-term liabilities	141	131
Total liabilities	2,586	2,508

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	346	301
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,456	1,411

Total liabilities and shareholder's equity	$4,042	$3,919

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$189	$165	$370	$349
Regulated natural gas	20	20	59	68
Total operating revenue	209	185	429	417

Operating expenses:
Cost of fuel and energy	93	72	175	152
Cost of natural gas purchased for resale	8	10	29	40
Operations and maintenance	41	41	77	83
Depreciation and amortization	36	34	72	68
Property and other taxes	6	5	12	11
Total operating expenses	184	162	365	354

Operating income	25	23	64	63

Other income (expense):
Interest expense	(13)	(14)	(27)	(28)
Allowance for borrowed funds	1	1	1	1
Allowance for equity funds	2	1	3	2
Other, net	3	3	9	4
Total other income (expense)	(7)	(9)	(14)	(21)

Income before income tax expense	18	14	50	42
Income tax expense	1	1	5	4
Net income	$17	$13	$45	$38

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2020	1,000	$—	$1,111	$235	$(1)	$1,345
Net income	—	—	—	13	—	13
Dividends declared	—	—	—	(20)	—	(20)
Balance, June 30, 2020	1,000	$—	$1,111	$228	$(1)	$1,338

Balance, December 31, 2019	1,000	$—	$1,111	$210	$(1)	$1,320
Net income	—	—	—	38	—	38
Dividends declared	—	—	—	(20)	—	(20)
Balance, June 30, 2020	1,000	$—	$1,111	$228	$(1)	$1,338

Balance, March 31, 2021	1,000	$—	$1,111	$329	$(1)	$1,439
Net income	—	—	—	17	—	17
Balance, June 30, 2021	1,000	$—	$1,111	$346	$(1)	$1,456

Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411
Net income	—	—	—	45	—	45
Balance, June 30, 2021	1,000	$—	$1,111	$346	$(1)	$1,456

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$45	$38
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	72	68
Allowance for equity funds	(3)	(2)
Changes in regulatory assets and liabilities	(20)	(24)
Deferred income taxes and amortization of investment tax credits	8	(6)
Deferred energy	(47)	21
Amortization of deferred energy	2	1
Other, net	(2)	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	(1)	11
Inventories	10	(19)
Accrued property, income and other taxes	(1)	10
Accounts payable and other liabilities	29	18
Net cash flows from operating activities	92	117

Cash flows from investing activities:
Capital expenditures	(128)	(110)
Net cash flows from investing activities	(128)	(110)

Cash flows from financing activities:
Net proceeds from short-term debt	29	—
Dividends paid	—	(20)
Other, net	(4)	(2)
Net cash flows from financing activities	25	(22)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(11)	(15)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	26	32
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$15	$17

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$9	$19
Restricted cash and cash equivalents included in other current assets	6	7
Total cash and cash equivalents and restricted cash and cash equivalents	$15	$26

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2021	2020
Utility plant:
Electric generation	25 - 60 years	$1,140	$1,130
Electric transmission	50 - 100 years	917	908
Electric distribution	20 - 100 years	1,774	1,754
Electric general and intangible plant	5 - 70 years	191	189
Natural gas distribution	35 - 70 years	432	429
Natural gas general and intangible plant	5 - 70 years	15	15
Common general	5 - 70 years	357	355
Utility plant		4,826	4,780
Accumulated depreciation and amortization		(1,806)	(1,755)
Utility plant, net		3,020	3,025
Other non-regulated, net of accumulated depreciation and amortization	70 years	2	2
Plant, net		3,022	3,027
Construction work-in-progress		210	137
Property, plant and equipment, net		$3,232	$3,164

(4)    Recent Financing Transactions

Credit Facilities

In June 2021, Sierra Pacific amended and restated its existing $250 million secured credit facility expiring in June 2022 with no remaining one-year extension options. The amendment extended the expiration date to June 2024 and increased the available maturity extension options to an unlimited number, subject to lender consent.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(11)	(14)	(9)	(10)
Income tax credits	(1)	—	—	—
Other	(3)	—	(2)	(1)
Effective income tax rate	6%	7%	10%	10%

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2021	2020
Qualified Pension Plan:
Other non-current assets	$29	$26

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans:
Other long-term liabilities	(14)	(13)

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2021
Assets:
Commodity derivatives	$—	$—	$18	$18
Money market mutual funds(1)	8	—	—	8
	$8	$—	$18	$26

Liabilities - commodity derivatives	$—	$—	$(6)	$(6)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$—	$9	$9
Money market mutual funds(1)	17	—	—	17
	$17	$—	$9	$26

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

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

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,164	$1,324	$1,164	$1,358

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

(9)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 10 (in millions):

	Three-Month Periods
	Ended June 30,
	2021			2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$68	$13	$81	$63	$14	$77
Commercial	64	5	69	56	4	60
Industrial	42	2	44	34	2	36
Other	1	—	1	1	—	1
Total fully bundled	175	20	195	154	20	174
Distribution only service	1	—	1	1	—	1
Total retail	176	20	196	155	20	175
Wholesale, transmission and other	12	—	12	9	—	9
Total Customer Revenue	188	20	208	164	20	184
Other revenue	1	—	1	1	—	1
Total revenue	$189	$20	$209	$165	$20	$185

	Six-Month Periods
	Ended June 30,
	2021			2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$138	$38	$176	$132	$44	$176
Commercial	117	15	132	112	17	129
Industrial	81	5	86	75	6	81
Other	3	—	3	2	—	2
Total fully bundled	339	58	397	321	67	388
Distribution only service	2	—	2	2	—	2
Total retail	341	58	399	323	67	390
Wholesale, transmission and other	28	—	28	24	—	24
Total Customer Revenue	369	58	427	347	67	414
Other revenue	1	1	2	2	1	3
Total revenue	$370	$59	$429	$349	$68	$417

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$189	$165	$370	$349
Regulated natural gas	20	20	59	68
Total operating revenue	$209	$185	$429	$417

Operating income:
Regulated electric	$21	$20	$52	$53
Regulated natural gas	4	3	12	10
Total operating income	25	23	64	63
Interest expense	(13)	(14)	(27)	(28)
Allowance for borrowed funds	1	1	1	1
Allowance for equity funds	2	1	3	2
Other, net	3	3	9	4
Income before income tax expense	$18	$14	$50	$42

	As of
	June 30,	December 31,
	2021	2020
Assets:
Regulated electric	$3,665	$3,540
Regulated natural gas	350	342
Other(1)	27	37
Total assets	$4,042	$3,919

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

Results of Operations for the Second Quarter and First Six Months of 2021 and 2020

Overview

Net income for the second quarter of 2021 was $17 million, an increase of $4 million, or 31%, compared to 2020 primarily due to $3 million of higher electric utility margin, mainly from price impacts from changes in sales mix, partially offset by lower revenue recognized due to a favorable regulatory decision and an adjustment to regulatory-related revenue deferrals, and $2 million of higher natural gas utility margin, mainly from higher commercial usage due to the impacts from COVID-19 recovery.

Net income for the first six months of 2021 was $45 million, an increase of $7 million, or 18%, compared to 2020 primarily due to $6 million of lower operations and maintenance expenses, mainly due to lower plant operations and maintenance expenses, a lower accrual for earnings sharing and lower regulatory amortizations, and $5 million of higher other, net, mainly due to lower pension costs, higher cash surrender value of corporate-owned life insurance policies and higher interest income, partially offset by $4 million of higher depreciation and amortization, mainly from regulatory amortizations and higher plant in service.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Electric utility margin:
Operating revenue	$189	$165	$24	15%	$370	$349	$21	6%
Cost of fuel and energy	93	72	21	29	175	152	23	15
Electric utility margin	96	93	3	3	195	197	(2)	(1)

Natural gas utility margin:
Operating revenue	20	20	—	—%	59	68	(9)	(13)%
Natural gas purchased for resale	8	10	(2)	(20)	29	40	(11)	(28)
Natural gas utility margin	12	10	2	20	30	28	2	7

Utility margin	108	103	5	5%	225	225	—	—%

Operations and maintenance	41	41	—	—%	77	83	(6)	(7)%
Depreciation and amortization	36	34	2	6	72	68	4	6
Property and other taxes	6	5	1	20	12	11	1	9
Operating income	$25	$23	$2	9%	$64	$63	$1	2%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$189	$165	$24	15%	$370	$349	$21	6%
Cost of fuel and energy	93	72	21	29	175	152	23	15
Utility margin	$96	$93	$3	3%	$195	$197	$(2)	(1)%

Sales (GWhs):
Residential	626	585	41	7%	1,297	1,220	77	6%
Commercial	788	722	66	9	1,465	1,423	42	3
Industrial	900	811	89	11	1,797	1,720	77	4
Other	3	4	(1)	(25)	7	8	(1)	(13)
Total fully bundled(1)	2,317	2,122	195	9	4,566	4,371	195	4
Distribution only service	420	425	(5)	(1)	817	837	(20)	(2)
Total retail	2,737	2,547	190	7	5,383	5,208	175	3
Wholesale	125	96	29	30	300	289	11	4
Total GWhs sold	2,862	2,643	219	8%	5,683	5,497	186	3%

Average number of retail customers (in thousands)	365	358	7	2%	364	357	7	2%

Average revenue per MWh:
Retail - fully bundled(1)	$75.42	$72.25	$3.17	4%	$74.31	$73.54	$0.77	1%
Wholesale	$52.18	$42.75	$9.43	22%	$56.84	$46.96	$9.88	21%

Heating degree days	498	591	(93)	(16)%	2,696	2,657	39	1%
Cooling degree days	369	220	149	68%	369	220	149	68%

Sources of energy (GWhs)(2):
Natural gas	1,133	1,165	(32)	(3)%	2,215	2,380	(165)	(7)%
Coal	436	154	282	*	465	220	245	*
Renewables(3)	13	13	—	—	19	19	—	—
Total energy generated	1,582	1,332	250	19	2,699	2,619	80	3
Energy purchased	1,149	1,127	22	2	2,522	2,452	70	3
Total	2,731	2,459	272	11%	5,221	5,071	150	3%

Average cost of energy per MWh(4):
Energy generated	$23.88	$27.52	$(3.64)	(13)%	$24.44	$27.04	$(2.60)	(10)%
Energy purchased	$48.21	$30.57	$17.64	58%	$43.16	$32.94	$10.22	31%

*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.
(4)    The average cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$20	$20	$—	—%	$59	$68	$(9)	(13)%
Natural gas purchased for resale	8	10	(2)	(20)	29	40	(11)	(28)
Utility margin	$12	$10	$2	20%	$30	$28	$2	7%

Sold (000's Dths):
Residential	1,450	1,552	(102)	(7)%	6,108	5,938	170	3%
Commercial	775	718	57	8	3,079	2,885	194	7
Industrial	395	342	53	15	1,140	995	145	15
Total retail	2,620	2,612	8	—%	10,327	9,818	509	5%

Average number of retail customers (in thousands)	177	174	3	2%	176	173	3	2%

Average revenue per retail Dth sold	$7.62	$7.98	$(0.36)	(5)%	$5.69	$6.95	$(1.26)	(18)%

Heating degree days	498	591	(93)	(16)%	2,696	2,657	39	1%

Average cost of natural gas per retail Dth sold	$3.21	$3.66	$(0.45)	(12)%	$2.86	$4.07	$(1.22)	(30)%

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020

Electric utility margin increased $3 million, or 3%, for the second quarter of 2021 compared to 2020 primarily due to:
•$5 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 7.4% primarily due to the impacts from COVID-19 recovery, which resulted in higher industrial and commercial usage, and higher residential customer usage, mainly from the favorable impact of weather and
•$1 million due to an increase in the average number of customers, primarily from the residential customer class.
The increase in utility margin was offset by:
•$3 million due to an adjustment to regulatory-related revenue deferrals and
•$1 million due to lower energy efficiency program rates (offset in operations and maintenance expense).

Natural gas utility margin increased $2 million, or 20%, for the second quarter of 2021 compared to 2020 primarily due to higher commercial usage due to the impacts from COVID-19 recovery.

Depreciation and amortization increased $2 million, or 6%, for the second quarter of 2021 compared to 2020 primarily due to regulatory amortizations.

First Six Months Ended June 30, 2021 Compared to First Six Months Ended June 30, 2020

Electric utility margin decreased $2 million, or 1%, for the first six months of 2021 compared to 2020 primarily due to:
•$3 million in lower revenue recognized due to a favorable regulatory decision,
•$3 million due to an adjustment to regulatory-related revenue deferrals and
•$1 million due to lower energy efficiency program rates (offset in operations and maintenance expense).
The decrease in utility margin was offset by:
•$4 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 3.4% primarily due to the impacts from COVID-19 recovery, which resulted in higher industrial and commercial usage and consistent distribution only service usage and higher residential customer usage, mainly from the favorable impact of weather and
•$1 million due to an increase in the average number of customers, mainly residential.
Natural gas utility margin increased $2 million, or 7%, for the first six months of 2021 compared to 2020 primarily due to higher commercial usage due to the impacts from COVID-19 recovery.

Operations and maintenance decreased $6 million, or 7%, for the first six months of 2021 compared to 2020 primarily due to lower plant operations and maintenance expenses, a lower accrual for earnings sharing and lower regulatory amortizations.

Depreciation and amortization increased $4 million, or 6%, for the first six months of 2021 compared to 2020 primarily due to regulatory amortizations and higher plant in service.

Other, net increased $5 million for the first six months of 2021 compared to 2020 primarily due to lower pension costs, higher cash surrender value of corporate-owned life insurance policies and higher interest income, mainly from carrying charges on regulatory items.

Income tax expense increased $1 million, or 25%, for the first six months of 2021 compared to 2020. The effective tax rate was 10% in 2021 and 2020.

Liquidity and Capital Resources

As of June 30, 2021, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$9

Credit facility	250
Less -
Short-term debt	(74)
Net credit facility	176

Total net liquidity	$185
Credit facility:
Maturity date	2024

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020 were $92 million and $117 million, respectively. The change was primarily due to the timing of payments for fuel and energy costs and lower collections from customers partially offset by lower inventory purchases, increased collections of customer advances and the timing of payments for operating costs.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020 were $(128) million and $(110) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month periods ended June 30, 2021 and 2020 were $25 million and $(22) million, respectively. The change was primarily due to higher proceeds from short-term debt and lower dividends paid to NV Energy, Inc.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2020	2021	2021

Electric distribution	$68	$42	$118
Electric transmission	17	31	103
Solar generation	—	—	18
Other	25	55	114
Total	$110	$128	$353

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

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of June 30, 2021, the related consolidated statements of operations, comprehensive income and changes in equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 6, 2021

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$86	$35
Restricted cash and cash equivalents	11	13
Trade receivables, net	147	177
Receivables from affiliates	55	139
Income taxes receivable	96	20
Other receivables	39	51
Inventories	123	119
Other current assets	108	102
Total current assets	665	656

Property, plant and equipment, net	10,135	10,144
Goodwill	1,286	1,286
Investments	260	244
Other assets	184	291

Total assets	$12,530	$12,621

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$59	$71
Accounts payable to affiliates	34	39
Accrued interest	14	19
Accrued property, income and other taxes	71	29
Notes payable	—	9
Current portion of long-term debt	—	500
Other current liabilities	155	147
Total current liabilities	333	814

Long-term debt	3,916	3,925
Regulatory liabilities	650	669
Other long-term liabilities	233	218
Total liabilities	5,132	5,626

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	3,366	2,957
Accumulated other comprehensive loss, net	(40)	(53)
Total member's equity	3,326	2,904
Noncontrolling interests	4,072	4,091
Total equity	7,398	6,995

Total liabilities and equity	$12,530	$12,621

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Operating revenue	$437	$510	$923	$1,066

Operating expenses:
(Excess) cost of gas	(10)	1	(10)	9
Operations and maintenance	113	635	237	803
Depreciation and amortization	81	94	161	187
Property and other taxes	38	32	77	71
Total operating expenses	222	762	465	1,070

Operating income (loss)	215	(252)	458	(4)

Other income (expense):
Interest expense	(42)	(50)	(86)	(108)
Allowance for equity funds	1	5	3	10
Interest and dividend income	—	27	—	57
Other, net	1	14	2	28
Total other income (expense)	(40)	(4)	(81)	(13)

Income (loss) before income tax expense (benefit) and equity income	175	(256)	377	(17)
Income tax expense (benefit)	22	(82)	49	(30)
Equity income	7	8	23	23
Net income (loss)	160	(166)	351	36
Net income attributable to noncontrolling interests	100	32	202	65
Net income (loss) attributable to Eastern Energy Gas	$60	$(198)	$149	$(29)

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Net income (loss)	$160	$(166)	$351	$36

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $—, $— and $1	2	2	4	3
Unrealized gains (losses) on cash flow hedges, net of tax of $—, $1, $3 and $(29)	3	(2)	13	(87)
Total other comprehensive income (loss), net of tax	5	—	17	(84)

Comprehensive income (loss)	165	(166)	368	(48)
Comprehensive income attributable to noncontrolling interests	100	32	206	65
Comprehensive income (loss) attributable to Eastern Energy Gas	$65	$(198)	$162	$(113)

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, March 31, 2020	$8,968	$(271)	$1,381	$10,078
Net (loss) income	(198)	—	32	(166)
Distributions	(1,418)	—	(38)	(1,456)
Balance, June 30, 2020	$7,352	$(271)	$1,375	$8,456

Balance, December 31, 2019	$9,031	$(187)	$1,385	$10,229
Net (loss) income	(29)	—	65	36
Other comprehensive loss	—	(84)	—	(84)
Distributions	(1,650)	—	(75)	(1,725)
Balance, June 30, 2020	$7,352	$(271)	$1,375	$8,456

Balance, March 31, 2021	$3,035	$(45)	$4,088	$7,078
Net income	60	—	100	160
Other comprehensive income	—	5	—	5
Contributions	271	—	—	271
Distributions	—	—	(116)	(116)
Balance, June 30, 2021	$3,366	$(40)	$4,072	$7,398

Balance, December 31, 2020	$2,957	$(53)	$4,091	$6,995
Net income	149	—	202	351
Other comprehensive income	—	13	4	17
Contributions	282	—	—	282
Distributions	(22)	—	(225)	(247)
Balance, June 30, 2021	$3,366	$(40)	$4,072	$7,398

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$351	$36
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	3	482
Depreciation and amortization	161	187
Allowance for equity funds	(3)	(10)
Equity (income) loss, net of distributions	(3)	2
Changes in regulatory assets and liabilities	1	12
Deferred income taxes	118	(97)
Other, net	(9)	7
Changes in other operating assets and liabilities:
Trade receivables and other assets	65	429
Derivative collateral, net	(1)	11
Pension and other postretirement benefit plans	—	(35)
Accrued property, income and other taxes	(63)	(7)
Accounts payable and other liabilities	(39)	(9)
Net cash flows from operating activities	581	1,008

Cash flows from investing activities:
Capital expenditures	(150)	(147)
Repayment of loans by affiliates	268	1,165
Loans to affiliates	(158)	(263)
Other, net	(12)	(4)
Net cash flows from investing activities	(52)	751

Cash flows from financing activities:
Repayments of long-term debt	(500)	—
Net repayments of short-term debt	—	(62)
(Repayment) issuance of notes payable, net	(9)	54
Proceeds from equity contributions	256	—
Distributions	(225)	(1,725)
Other, net	(2)	(1)
Net cash flows from financing activities	(480)	(1,734)

Net change in cash and cash equivalents and restricted cash and cash equivalents	49	25
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	48	39
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$97	$64

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In July 2020, Dominion Energy, Inc. ("DEI") entered into an agreement to sell substantially all of its gas transmission and storage operations, including Eastern Energy Gas and a 25% limited partnership interest in Cove Point, to Berkshire Hathaway Energy Company ("BHE"). Approval of the transaction under the Hart-Scott-Rodino Act was not obtained within 75 days and DEI and BHE mutually agreed to a dual-phase closing consisting of two separate disposal groups identified as the acquisition of substantially all of the natural gas transmission and storage business of DEI and Dominion Energy Questar Corporation, exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "Questar Pipeline Group") (the "GT&S Transaction") and the proposed sale of the Questar Pipeline Group by DEI to BHE pursuant to a purchase and sale agreement entered into on October 5, 2020 ("Q-Pipe Transaction"). In July 2021, Dominion Energy Questar Corporation ("Dominion Questar") and DEI delivered a written notice to BHE stating that BHE and Dominion Questar have mutually elected to terminate the Q-Pipe Transaction. Prior to the completion of the GT&S Transaction, Eastern Energy Gas finalized a restructuring whereby Eastern Energy Gas distributed the Questar Pipeline Group and a 50% noncontrolling interest in Cove Point to DEI. This restructuring was accounted for by Eastern Energy Gas as a reorganization of entities under common control and the disposition was reflected as an equity transaction. The disposition was not reported as a discontinued operation as the disposal did not represent a strategic shift in the way management had intended to run the business. On November 1, 2020, BHE completed the GT&S Transaction. As a result of the GT&S Transaction, Eastern Energy Gas became an indirect wholly owned subsidiary of BHE. BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2021 and for the three- and six-month periods ended June 30, 2021 and 2020. The results of operations for the three- and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2021.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2021	2020
Utility Plant:
Interstate natural gas pipeline assets	24 - 43 years	$8,457	$8,382
Intangible plant	5 - 10 years	111	115
Utility plant in service		8,568	8,497
Accumulated depreciation and amortization		(2,816)	(2,759)
Utility plant in service, net		5,752	5,738

Nonutility Plant:
LNG facility	40 years	4,465	4,454
Intangible plant	14 years	25	25
Nonutility plant in service		4,490	4,479
Accumulated depreciation and amortization		(366)	(283)
Nonutility plant in service, net		4,124	4,196

Plant, net		9,876	9,934
Construction work-in-progress		259	210
Property, plant and equipment, net		$10,135	$10,144

Construction work-in-progress includes $246 million and $196 million as of June 30, 2021 and December 31, 2020, respectively, related to the construction of utility plant.

(3)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2021	2020
Investments:
Investment funds	$13	$—

Equity method investments:
Iroquois	247	244
Total investments	260	244

Restricted cash and cash equivalents:
Customer deposits	11	13
Total restricted cash and cash equivalents	11	13

Total investments and restricted cash and cash equivalents	$271	$257

Reflected as:
Current assets	$11	$13
Noncurrent assets	260	244
Total investments and restricted cash and cash equivalents	$271	$257
Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut. Prior to the GT&S Transaction, Eastern Energy Gas, through the Questar Pipeline Group, owned 50% of White River Hub, which owns and operates a natural gas pipeline in northwest Colorado.

As of June 30, 2021 and December 31, 2020, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $20 million and $25 million for the six-month periods ended June 30, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020 consist of customer deposits as allowed under the FERC gas tariffs. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of June 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2021	2020

Cash and cash equivalents	$86	$35
Restricted cash and cash equivalents	11	13
Total cash and cash equivalents and restricted cash and cash equivalents	$97	$48

(4)    Regulatory Matters

Eastern Gas Transmission and Storage, Inc.

In July 2017, the FERC audit staff communicated to Eastern Gas Transmission and Storage, Inc. ("EGTS") that it had substantially completed an audit of EGTS' compliance with the accounting and reporting requirements of the FERC's Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report. In December 2017, EGTS provided its response to the audit report. EGTS requested FERC review of the contested findings and submitted its plan for compliance with the uncontested portions of the report. EGTS reached resolution of certain matters with the FERC in the fourth quarter of 2018. EGTS recognized a charge of $129 million ($94 million after-tax) for the year ended December 31, 2018 for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with the FERC. In December 2020, the FERC issued a final ruling on the remaining matter, which resulted in a $43 million ($31 million after-tax) estimated charge for disallowance of capitalized allowance for funds used during construction. As a condition of the December 2020 ruling, EGTS filed its proposed accounting entries and supporting documentation with the FERC during the second quarter of 2021. During the finalization of these entries, EGTS refined the estimated charge for disallowance of capitalized allowance for funds used during construction, which resulted in a reduction to the estimated charge of $11 million ($8 million after-tax) that was recorded in operations and maintenance expense in its Consolidated Statements of Operations in the second quarter of 2021.

In December 2014, EGTS entered into a precedent agreement with Atlantic Coast Pipeline, LLC ("Atlantic Coast Pipeline") for the project previously intended for EGTS to provide approximately 1,500,000 decatherms ("Dth") of firm transportation service to various customers in connection with the Atlantic Coast Pipeline project ("Supply Header Project"). As a result of the cancellation of the Atlantic Coast Pipeline project, in the second quarter of 2020 Eastern Energy Gas recorded a charge of $482 million ($359 million after-tax) in operations and maintenance expense in its Consolidated Statements of Operations associated with the probable abandonment of a significant portion of the project as well as the establishment of a $75 million asset retirement obligation. As EGTS evaluates its future use, approximately $40 million remains within property, plant and equipment for a potential modified project.

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

(5)    Recent Financing Transactions

On June 30, 2021, as part of an intercompany transaction with its wholly owned subsidiary EGTS, Eastern Energy Gas exchanged a total of $1.6 billion of its issued and outstanding third party notes, making EGTS the primary obligor of the exchanged notes. The intercompany debt exchange was a common control transaction accounted for as a debt modification with no gain or loss recognized in the Consolidated Financial Statements. The following table details the exchanged notes prior to, and subsequent to, the transaction (in millions):

	Prior to Exchange	Subsequent to Exchange
	Eastern Energy Gas Par Value	Eastern Energy Gas Par Value	EGTS Par Value

3.6% Senior Notes due 2024	$450	$339	$111
3.0% Senior Notes due 2029	600	174	426
4.8% Senior Notes due 2043	400	54	346
4.6% Senior Notes due 2044	500	56	444
3.9% Senior Notes due 2049	300	27	273
	$2,250	$650	$1,600

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	2	11	3	114
Equity interest	1	(1)	1	(27)
Effects of ratemaking	(1)	1	(1)	17
AFUDC-equity	—	—	—	11
Noncontrolling interest	(12)	3	(11)	78
Write-off of regulatory assets	—	(3)	—	(39)
Other, net	2	—	—	1
Effective income tax rate	13%	32%	13%	176%

Noncontrolling interest is attributable to Eastern Energy Gas' ownership in Cove Point. The GT&S Transaction resulted in a change of noncontrolling interest to 75% as of June 30, 2021 from 25% as of June 30, 2020. Additionally, Eastern Energy Gas' effective tax rate for the period ended June 30, 2020 is primarily a function of the impacts associated with the cancellation of the Atlantic Coast Pipeline project and the nominal year-to date pre-tax income driven by charges associated with the Supply Header Project.

Through October 31, 2020, Eastern Energy Gas was included in DEI's consolidated federal income tax return and, where applicable, combined state income tax returns. All affiliate payables or receivables were settled with DEI prior to the closing date of the GT&S Transaction. Subsequent to the GT&S Transaction, Eastern Energy Gas, as a subsidiary of BHE, is included in Berkshire Hathaway's United States federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provisions for income tax have been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Eastern Energy Gas made net cash payments for income tax to BHE totaling $5 million for the six-month period ended June 30, 2021.

(7)    Employee Benefit Plans

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

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Pension:
Service cost	$—	$2	$—	$3
Interest cost	—	2	—	5
Expected return on plan assets	—	(14)	—	(28)
Net amortization	—	2	—	4
Net periodic benefit credit	$—	$(8)	$—	$(16)

Other Postretirement:
Service cost	$—	$—	$—	$1
Interest cost	—	1	—	2
Expected return on plan assets	—	(5)	—	(10)
Net amortization	—	—	—	(1)
Net periodic benefit credit	$—	$(4)	$—	$(8)

(8)    Fair Value Measurements

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2021
Assets:
Foreign currency exchange rate derivatives	$—	$16	$—	$16
Money market mutual funds(1)	45	—	—	45
Investment funds	13	—	—	13
	$58	$16	$—	$74

Liabilities:
Foreign currency exchange rate derivatives	$—	$(5)	$—	$(5)
	$—	$(5)	$—	$(5)

As of December 31, 2020
Assets:
Foreign currency exchange rate derivatives	$—	$20	$—	$20
	$—	$20	$—	$20

Liabilities:
Commodity derivatives	$—	$(1)	$—	$(1)
Foreign currency exchange rate derivatives	—	(2)	—	(2)
Interest rate derivatives	—	(6)	—	(6)
	$—	$(9)	$—	$(9)

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

	As of June 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,916	$4,298	$4,425	$5,012

(9)    Commitments and Contingencies

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Customer Revenue:
Regulated:
Gas transportation and storage	$246	$302	$525	$646
Wholesale	—	—	17	2
Other	(2)	2	(2)	3
Total regulated	244	304	540	651
Nonregulated	190	205	380	413
Total Customer Revenue	434	509	920	1,064
Other revenue	3	1	3	2
Total operating revenue	$437	$510	$923	$1,066

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2021 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$1,571	$16,779	$18,350

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net
Balance, December 31, 2019	$(106)	$(81)	$—	$(187)
Other comprehensive income (loss)	3	(87)	—	(84)
Balance, June 30, 2020	$(103)	$(168)	$—	$(271)

Balance, December 31, 2020	$(12)	$(51)	$10	$(53)
Other comprehensive income (loss)	4	13	(4)	13
Balance, June 30, 2021	$(8)	$(38)	$6	$(40)

(12)    Variable Interest Entities

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

Eastern Energy Gas purchased shared services from Carolina Gas Services, Inc. ("Carolina Gas Services") an affiliated VIE, of $3 million for each of the three-month periods ended June 30, 2021 and 2020, and $6 million and $7 million for the six-month periods ended June 30, 2021 and 2020, respectively. Eastern Energy Gas' Consolidated Balance Sheets included amounts due to Carolina Gas Services of $28 million and $22 million as of June 30, 2021 and December 31, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities is the primary beneficiary of Carolina Gas Services as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Carolina Gas Services provides marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities has any obligation to absorb more than its allocated share of Carolina Gas Services costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Questar Pipeline Services, Inc. ("DEQPS"), an affiliated VIE, of $7 million and $14 million for the three- and six-month periods ended June 30, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DEQPS, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DEQPS provided marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DEQPS costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Services, Inc. ("DES"), an affiliated VIE, of $27 million and $58 million for the three- and six-month periods ended June 30, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DES as neither it nor any of its consolidated entities had both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DES provided accounting, legal, finance and certain administrative and technical services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DES costs.

(13)    Related Party Transactions

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

Eastern Energy Gas transacted with affiliates for certain quantities of natural gas and other commodities at market prices in the ordinary course of business. Additionally, Eastern Energy Gas provided transportation and storage services to affiliates. Eastern Energy Gas also entered into certain other contracts with affiliates, and related parties, including construction services, which were presented separately from contracts involving commodities or services. Eastern Energy Gas participated in certain DEI benefit plans as described in Note 7.

DES, Carolina Gas Services, DEQPS and other affiliates provided accounting, legal, finance and certain administrative and technical services to Eastern Energy Gas. Eastern Energy Gas provided certain services to related parties, including technical services.

The financial statements for the three-month and six-month periods ended June 30, 2020 include costs for certain general, administrative and corporate expenses assigned by DES, Carolina Gas Services and DEQPS to Eastern Energy Gas on the basis of direct and allocated methods in accordance with Eastern Energy Gas' services agreements with DES, Carolina Gas Services and DEQPS. Where costs incurred cannot be determined by specific identification, the costs were allocated based on the proportional level of effort devoted by DES, Carolina Gas Services and DEQPS resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Subsequent to the GT&S Transaction, and with the exception of Cove Point, Eastern Energy Gas' transactions with other DEI subsidiaries are no longer related-party transactions.

Presented below are Eastern Energy Gas' significant transactions with DES, Carolina Gas Services, DEQPS and other affiliated and related parties for the three- and six-month periods ended June 30, 2020 (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30, 2020	Ended June 30, 2020
Sales of natural gas and transportation and storage services	$60	$128
Purchases of natural gas and transportation and storage services	3	6
Services provided by related parties(1)	37	80
Services provided to related parties(2)	29	61
(1)    Includes capitalized expenditures of $4 million and $7 million for the three- and six-month periods ended June 30, 2020, respectively.
(2)    Amounts primarily attributable to Atlantic Coast Pipeline, LLC, a related-party VIE prior to the GT&S Transaction.

Interest income related to Eastern Energy Gas' affiliated notes receivable from DEI was $12 million and $23 million for the three- and six-month periods ended June 30, 2020, respectively.

Interest income related to Eastern Energy Gas' affiliated notes receivable from East Ohio Gas Company was $15 million and $33 million for the three- and six-month periods ended June 30, 2020, respectively.

For the six-month period ended June 30, 2020, Eastern Energy Gas distributed $1.7 billion to DEI.

Transactions Subsequent to the GT&S Transaction

Eastern Energy Gas is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $76 million and $20 million as of June 30, 2021 and December 31, 2020, respectively.

Presented below are Eastern Energy Gas' significant transactions with affiliated and related parties for the three- and six-month periods ended June 30, 2021 (in millions):

	Three-Month Period	Six-Month Period
	Ended June 30, 2021	Ended June 30, 2021
Sales of natural gas and transportation and storage services	$7	$14
Services provided by related parties	8	15
Services provided to related parties	7	16

Other assets included amounts due from an affiliate of $5 million and $7 million as of June 30, 2021 and December 31, 2020, respectively.

Eastern Energy Gas has a $400 million intercompany revolving credit agreement from its parent, BHE GT&S, LLC ("BHE GT&S") expiring in November 2021. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on London Interbank Offered Rate ("LIBOR") plus a fixed spread. As of June 30, 2021 and December 31, 2020, $— million and $9 million, respectively, was outstanding under the credit agreement.

BHE GT&S has an intercompany revolving credit agreement from Eastern Energy Gas expiring in December 2021. In March 2021, BHE GT&S increased its credit facility limit from $200 million to $400 million. The credit agreement has a variable interest rate based on LIBOR plus a fixed spread. As of June 30, 2021 and December 31, 2020, $16 million and $124 million, respectively, was outstanding under the credit agreement.

Eastern Energy Gas participates in certain MidAmerican Energy benefit plans as described in Note 7. As of June 30, 2021 and December 31, 2020, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $110 million and $115 million, respectively.

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

Results of Operations for the Second Quarter and First Six Months of 2021 and 2020

Overview

Net income attributable to Eastern Energy Gas for the second quarter of 2021 was $60 million, an increase of $258 million compared to 2020. Net income increased primarily due to a 2020 after-tax charge of $359 million associated with the probable abandonment of a significant portion of a project previously intended for EGTS to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline project ("Supply Header Project"). This increase is partially offset by an increase in net income attributable to noncontrolling interests due to DEI's 50% noncontrolling interest in Cove Point LNG, LP ("Cove Point") of $68 million, the November 2020 disposition of Questar Pipeline Group of $19 million and interest income from DEI and its affiliates recognized in 2020 of $27 million, all of which were a result of the GT&S Transaction.

Net income attributable to Eastern Energy Gas for the first six months of 2021 was $149 million, an increase of $178 million compared to 2020. Net income increased primarily due to a 2020 after-tax charge of $359 million associated with the probable abandonment of a significant portion of the Supply Header Project. This increase is partially offset by an increase in net income attributable to noncontrolling interests due to DEI's 50% noncontrolling interest in Cove Point of $137 million, the November 2020 disposition of Questar Pipeline Group of $42 million, and interest income from DEI and its affiliates recognized in 2020 of $56 million, all of which were a result of the GT&S Transaction.

Quarter Ended June 30, 2021 Compared to Quarter Ended June 30, 2020

Operating revenue decreased $73 million, or 14%, for the second quarter of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group of $56 million and a decrease in services performed for Atlantic Coast Pipeline, LLC of $16 million, which is offset in operations and maintenance expense.

(Excess) cost of gas was a credit of $10 million for the second quarter of 2021 compared to an expense of $1 million for the second quarter of 2020. The change in (excess) cost of gas is primarily due to a favorable change in natural gas prices.

Operations and maintenance decreased $522 million, or 82%, for the second quarter of 2021 compared to 2020, primarily due to a 2020 charge associated with the probable abandonment of a significant portion of the Supply Header Project of $482 million, a decrease in services performed for Atlantic Coast Pipeline, LLC of $17 million and the November 2020 disposition of Questar Pipeline Group of $11 million.

Depreciation and amortization decreased $13 million, or 14%, for the second quarter of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group.

Property and other taxes increased $6 million, or 19%, for the second quarter of 2021 compared to 2020, primarily due to higher tax assessments.

Interest expense decreased $8 million, or 16%, for the second quarter of 2021 compared to 2020, primarily due to lower interest expense of $3 million from the repayment of $700 million of long-term debt in the fourth quarter of 2020 and the November 2020 disposition of Questar Pipeline Group of $5 million.

Allowance for equity funds decreased $4 million, or 80%, for the second quarter of 2021 compared to 2020, primarily due to lower capital expenditures related to the Supply Header Project as a result of the abandonment of the project.

Interest and dividend income decreased $27 million for the second quarter of 2021 compared to 2020, due to interest income from the East Ohio Gas Company of $15 million and DEI of $12 million recognized in 2020 as a result of the GT&S Transaction.

Other, net decreased $13 million, or 93%, for the second quarter of 2021 compared to 2020, primarily due to a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI as a result of the GT&S Transaction.

Income tax expense (benefit) was an expense of $22 million for the second quarter of 2021 compared to a benefit of $82 million for the second quarter of 2020 and the effective tax rate was 13% for the second quarter of 2021 and 32% for the second quarter of 2020. The effective tax rate decreased primarily due to the change in the noncontrolling interest of Cove Point as a result of the GT&S Transaction and lower pre-tax income driven by charges associated with the Supply Header Project.

Net income attributable to noncontrolling interests increased $68 million for the second quarter of 2021 compared to 2020 primarily due to DEI's 50% noncontrolling interest in Cove Point effective with the GT&S Transaction.

First Six Months Ended June 30, 2021 Compared to First Six Months Ended June 30, 2020

Operating revenue decreased $143 million, or 13%, for the first six months of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group of $120 million and a decrease in services performed for Atlantic Coast Pipeline, LLC of $33 million, which is offset in operations and maintenance expense. This decrease in operating revenue was partially offset by an increase in regulated gas sales for operational and system balancing purposes primarily due to increased volumes of $17 million.

(Excess) cost of gas was a credit of $10 million for the first six months of 2021 compared to an expense of $9 million for the first six months of 2020. The change in (excess) cost of gas is primarily due to a favorable change in natural gas prices of $30 million and the November 2020 disposition of Questar Pipeline Group of $2 million, partially offset by an increase in volumes sold of $14 million.

Operations and maintenance decreased $566 million, or 70%, for the first six months of 2021 compared to 2020, primarily due to a 2020 charge associated with the probable abandonment of a significant portion of the Supply Header Project of $482 million, a decrease in services performed for Atlantic Coast Pipeline, LLC of $34 million and the November 2020 disposition of Questar Pipeline Group of $26 million.

Depreciation and amortization decreased $26 million, or 14%, for the first six months of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group.

Property and other taxes increased $6 million, or 8%, for the first six months of 2021 compared to 2020, primarily due to higher tax assessments.

Interest expense decreased $22 million, or 20%, for the first six months of 2021 compared to 2020, primarily due to lower interest expense of $10 million from the repayment of $700 million of long-term debt in the fourth quarter of 2020 and the November 2020 disposition of Questar Pipeline Group of $10 million.

Allowance for equity funds decreased $7 million, or 70%, for the first six months of 2021 compared to 2020, primarily due to lower capital expenditures related to the Supply Header Project as a result of the abandonment of the project.

Interest and dividend income decreased $57 million for the first six months of 2021 compared to 2020, primarily due to interest income from the East Ohio Gas Company of $33 million and DEI of $23 million recognized in 2020 as a result of the GT&S Transaction.

Other, net decreased $26 million, or 93%, for the first six months of 2021 compared to 2020, primarily due to a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI as a result of the GT&S Transaction.

Income tax expense (benefit) was an expense of $49 million for the first six months of 2021 compared to a benefit of $30 million for the first six months of 2020 and the effective tax rate was 13% for the first six months of 2021 and 176% for the first six months of 2020. The effective tax rate decreased primarily due to the change in the noncontrolling interest of Cove Point as a result of the GT&S Transaction and lower pre-tax income driven by charges associated with the Supply Header Project.

Net income attributable to noncontrolling interests increased $137 million for the first six months of 2021 compared to 2020 primarily due to DEI's 50% noncontrolling interest in Cove Point effective with the GT&S Transaction.

Liquidity and Capital Resources

As of June 30, 2021, Eastern Energy Gas' total net liquidity was $486 million as follows (in millions):

Cash and cash equivalents	$86

Intercompany credit agreement(1)	400
Less:
Notes payable	—
Net intercompany credit agreement	400

Total net liquidity	$486

Intercompany credit agreement:
Maturity date	2021

(1)Refer to Note 13 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion regarding Eastern Energy Gas' intercompany credit agreement.
Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2021 and 2020 were $581 million and $1.0 billion, respectively. The change was primarily due to lower collections from affiliates, lower income tax receipts and the timing of payments of operating costs.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2021 and 2020 were $(52) million and $751 million, respectively. The change was primarily due to a decrease in repayments of loans by affiliates of $897 million, partially offset by a decrease in loans to affiliates of $105 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2021 were $(480) million. Sources of cash totaled $256 million and consisted of proceeds from equity contributions, that primarily included a contribution from its indirect parent, BHE, to Eastern Energy Gas to assist in the repayment of $500 million of debt. Uses of cash totaled $736 million and consisted mainly of repayments of long-term debt of $500 million, distributions to noncontrolling interests from Cove Point of $225 million and repayment of notes to affiliates of $9 million.

Net cash flows from financing activities for the six-month period ended June 30, 2020 were $(1.7) billion. Sources of cash consisted of $54 million from the net issuances of affiliated current borrowings. Uses of cash totaled $1.8 billion and consisted mainly of distributions to DEI of $1.7 billion and repayments of short-term debt of $62 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2020	2021	2021

Natural gas transmission and storage	$49	$11	$22
Other	98	139	448
Total	$147	$150	$470

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

Contractual Obligations

As of June 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2020. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2021.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Other individual lawsuits alleging similar claims have been filed in Oregon and California related to the 2020 Wildfires. Investigations into the causes and origins of those wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Fiscal Agency Agreement, dated as of April 9, 2021, by and between Northern Natural Gas Company and The Bank of New York Mellon Trust Company, N.A., Fiscal Agent, relating to the $550,000,000 in principal amount of the 3.40% Senior Notes due 2051 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).

10.1
$3,500,000,000 Second Amended and Restated Credit Agreement, dated as of June 30, 2021, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.2
Thirty-Second Supplemental Indenture, dated as of July 1, 2021, to the Mortgage and Deed of Trust dated as of January 9, 1989 between PacifiCorp and the Bank of New York Mellon Trust Company, N.A., as successor Trustee (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated July 9, 2021).

10.2
$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 30, 2021, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JP Morgan Chase Bank, N.A. as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

4.3
Tenth Supplemental Indenture, dated as of July 22, 2021, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated July 22, 2021).

4.4	Specimen of the 2.70% First Mortgage Bonds due 2052 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated July 22, 2021).

10.3
$1,500,000,000 Second Amended and Restated Credit Agreement, dated as of June 30, 2021, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.4
$400,000,000 Fourth Amended and Restated Credit Agreement, dated as of June 30, 2021, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.5
$250,000,000 Fourth Amended and Restated Credit Agreement, dated as of June 30, 2021, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

Exhibit No.	Description

EASTERN ENERGY GAS

31.13	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.14	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.13	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.14	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND EASTERN ENERGY GAS

4.5
Fifteenth Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas, as trustee, to the Indenture dated as of October 1, 2013, by and between Eastern Energy Gas Holdings, LLC and Deutsche Bank Trust Company Americas (incorporated by reference to Exhibit 4.1 to the Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated July 1, 2021).

4.6	Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.7
First Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 3.900% Senior Notes due 2049.

4.8
Second Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 4.600% Senior Notes due 2044.

4.9
Third Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 4.800% Senior Notes due 2043.

4.10
Fourth Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 3.000% Senior Notes due 2029.

4.11
Fifth Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 3.600% Senior Notes due 2024.

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 6, 2021	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 6, 2021	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 6, 2021	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 6, 2021	/s/ Michael E. Cole
Michael E. Cole
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 6, 2021	/s/ Michael E. Cole
Michael E. Cole
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: August 6, 2021	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)