Form 10-Q
period 2021-09-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN ENERGY GAS HOLDINGS, LLC; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2021-11-08
CIK 1081316, 75594, 90144, 1603291, 1098296, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
or
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
(An Iowa Corporation)
666 Grand Avenue
Des Moines, Iowa 50309-2580
515-242-4300

001-05152	PACIFICORP	93-0246090
(An Oregon Corporation)
825 N.E. Multnomah Street, Suite 1900
Portland, Oregon 97232
888-221-7070

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
666 Grand Avenue
Des Moines, Iowa 50309-2580
515-242-4300

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
666 Grand Avenue
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of November 4, 2021, 76,368,874 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of November 4, 2021, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of November 4, 2021.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of November 4, 2021, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 4, 2021, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of November 4, 2021, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of November 4, 2021.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries and Eastern Energy Gas Holdings, LLC and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC
BHE Renewables	BHE Renewables, LLC and CalEnergy Philippines
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Domestic Regulated Businesses	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
EGTS	Eastern Gas Transmission and Storage, Inc.
GT&S Transaction	The acquisition of substantially all of the natural gas transmission and storage business of Dominion Energy and Dominion Questar, exclusive of the Questar Pipeline Group on November 1, 2020
DEI	Dominion Energy, Inc.
Questar Pipeline Group	Dominion Energy Questar Pipeline, LLC and related entities

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
COVID-19	Coronavirus Disease 2019
CPST	Customer Price Stability Tariff
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GHG	Greenhouse Gases
GTA	General Tariff Application
GWh	Gigawatt Hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RAC	Renewable Adjustment Clause
REC	Renewable Energy Credit
RFP	Request for Proposal
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	31
PacifiCorp and its subsidiaries	74
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	109
Nevada Power Company and its subsidiaries	132
Sierra Pacific Power Company and its subsidiaries	153
Eastern Energy Gas Holdings, LLC and its subsidiaries	181

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2021, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2021

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,709	$1,290
Restricted cash and cash equivalents	216	140
Trade receivables, net	2,545	2,107
Inventories	1,129	1,168
Mortgage loans held for sale	1,687	2,001
Other current assets	2,142	2,741
Total current assets	10,428	9,447

Property, plant and equipment, net	88,062	86,128
Goodwill	11,572	11,506
Regulatory assets	3,372	3,157
Investments and restricted cash and cash equivalents and investments	15,218	14,320
Other assets	2,902	2,758

Total assets	$131,554	$127,316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,798	$1,867
Accrued interest	622	555
Accrued property, income and other taxes	670	582
Accrued employee expenses	556	383
Short-term debt	1,968	2,286
Current portion of long-term debt	1,179	1,839
Other current liabilities	2,054	1,626
Total current liabilities	8,847	9,138

BHE senior debt	13,001	12,997
BHE junior subordinated debentures	100	100
Subsidiary debt	35,818	34,930
Regulatory liabilities	6,958	7,221
Deferred income taxes	12,910	11,775
Other long-term liabilities	4,304	4,178
Total liabilities	81,938	80,339

Commitments and contingencies (Note 9)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 2 and 4 shares issued and outstanding	2,300	3,750
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,374	6,377
Long-term income tax receivable	(658)	(658)
Retained earnings	39,199	35,093
Accumulated other comprehensive loss, net	(1,523)	(1,552)
Total BHE shareholders' equity	45,692	43,010
Noncontrolling interests	3,924	3,967
Total equity	49,616	46,977

Total liabilities and equity	$131,554	$127,316

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Energy	$5,225	$4,451	$14,375	$11,504
Real estate	1,743	1,742	4,738	3,828
Total operating revenue	6,968	6,193	19,113	15,332

Operating expenses:
Energy:
Cost of sales	1,385	1,169	4,064	3,095
Operations and maintenance	1,001	1,033	2,972	2,564
Depreciation and amortization	946	789	2,797	2,323
Property and other taxes	194	152	593	456
Real estate	1,608	1,503	4,312	3,492
Total operating expenses	5,134	4,646	14,738	11,930

Operating income	1,834	1,547	4,375	3,402

Other income (expense):
Interest expense	(531)	(504)	(1,593)	(1,490)
Capitalized interest	18	24	46	60
Allowance for equity funds	34	50	90	122
Interest and dividend income	18	17	65	57
Gains on marketable securities, net	294	1,797	1,142	2,407
Other, net	8	36	64	61
Total other income (expense)	(159)	1,420	(186)	1,217

Income before income tax (benefit) expense and equity loss	1,675	2,967	4,189	4,619
Income tax (benefit) expense	(355)	80	(563)	(111)
Equity loss	(5)	(41)	(234)	(91)
Net income	2,025	2,846	4,518	4,639
Net income attributable to noncontrolling interests	103	4	311	11
Net income attributable to BHE shareholders	1,922	2,842	4,207	4,628
Preferred dividends	26	—	101	—
Earnings on common shares	$1,896	$2,842	$4,106	$4,628

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Net income	$2,025	$2,846	$4,518	$4,639

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $7, $(3), $12 and $10	22	(6)	44	38
Foreign currency translation adjustment	(218)	244	(59)	(195)
Unrealized gains (losses) on cash flow hedges, net of tax of $12, $2, $16 and $(5)	33	4	48	(20)
Total other comprehensive (loss) income, net of tax	(163)	242	33	(177)

Comprehensive income	1,862	3,088	4,551	4,462
Comprehensive income attributable to noncontrolling interests	103	4	315	11
Comprehensive income attributable to BHE shareholders	$1,759	$3,084	$4,236	$4,451

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, June 30, 2020	$—	$—	$6,377	$(530)	$29,962	$(2,125)	$101	$33,785
Net income	—	—	—	—	2,842	—	3	2,845
Other comprehensive income	—	—	—	—	—	242	—	242
Distributions	—	—	—	—	—	—	(4)	(4)
Other equity transactions	—	—	—	—	—	—	1	1
Balance, September 30, 2020	$—	$—	$6,377	$(530)	$32,804	$(1,883)	$101	$36,869

Balance, December 31, 2019	$—	$—	$6,389	$(530)	$28,296	$(1,706)	$129	$32,578
Net income	—	—	—	—	4,628	—	10	4,638
Other comprehensive loss	—	—	—	—	—	(177)	—	(177)
Common stock purchases	—	—	(6)	—	(120)	—	—	(126)
Distributions	—	—	—	—	—	—	(11)	(11)
Purchase of noncontrolling interest	—	—	(5)	—	—	—	(28)	(33)
Other equity transactions	—	—	(1)	—	—	—	1	—
Balance, September 30, 2020	$—	$—	$6,377	$(530)	$32,804	$(1,883)	$101	$36,869

Balance, June 30, 2021	$3,750	$—	$6,377	$(658)	$37,303	$(1,360)	$3,953	$49,365
Net income	—	—	—	—	1,922	—	103	2,025
Other comprehensive loss	—	—	—	—	—	(163)	—	(163)
Preferred stock redemptions	(1,450)	—	—	—	—	—	—	(1,450)
Preferred stock dividend	—	—	—	—	(26)	—	—	(26)
Distributions	—	—	—	—	—	—	(130)	(130)
Purchase of noncontrolling interest	—	—	(3)	—	—	—	—	(3)
Other equity transactions	—	—	—	—	—	—	(2)	(2)
Balance, September 30, 2021	$2,300	$—	$6,374	$(658)	$39,199	$(1,523)	$3,924	$49,616

Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977
Net income	—	—	—	—	4,207	—	311	4,518
Other comprehensive income	—	—	—	—	—	29	4	33
Preferred stock redemptions	(1,450)	—	—	—	—	—	—	(1,450)
Preferred stock dividend	—	—	—	—	(101)	—	—	(101)
Distributions	—	—	—	—	—	—	(364)	(364)
Contributions	—	—	—	—	—	—	9	9
Purchase of noncontrolling interest	—	—	(3)	—	—	—	—	(3)
Other equity transactions	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2021	$2,300	$—	$6,374	$(658)	$39,199	$(1,523)	$3,924	$49,616

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$4,518	$4,639
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(1,142)	(2,407)
Depreciation and amortization	2,834	2,357
Allowance for equity funds	(90)	(122)
Equity loss, net of distributions	346	146
Changes in regulatory assets and liabilities	(518)	(87)
Deferred income taxes and investment tax credits, net	661	791
Other, net	(88)	(6)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(13)	(1,668)
Derivative collateral, net	115	53
Pension and other postretirement benefit plans	(37)	(69)
Accrued property, income and other taxes, net	(29)	97
Accounts payable and other liabilities	427	796
Net cash flows from operating activities	6,984	4,520

Cash flows from investing activities:
Capital expenditures	(4,594)	(4,607)
Acquisitions, net of cash acquired	(64)	—
Purchases of marketable securities	(243)	(322)
Proceeds from sales of marketable securities	222	308
Proceeds from other investments	1,296	13
Equity method investments	(54)	(2,062)
Other, net	(91)	37
Net cash flows from investing activities	(3,528)	(6,633)

Cash flows from financing activities:
Preferred stock redemptions	(1,450)	—
Preferred dividends	(86)	—
Common stock purchases	—	(126)
Proceeds from BHE senior debt	—	3,231
Repayments of BHE senior debt	(450)	(350)
Proceeds from subsidiary debt	2,014	2,648
Repayments of subsidiary debt	(1,271)	(1,558)
Net repayments of short-term debt	(316)	(815)
Purchase of noncontrolling interest	—	(33)
Distributions to noncontrolling interests	(366)	(13)
Contributions from noncontrolling interests	9	5
Other, net	(44)	(52)
Net cash flows from financing activities	(1,960)	2,937

Effect of exchange rate changes	1	4

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,497	828
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,445	1,268
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,942	$2,096

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

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

Under the Q-Pipe Purchase Agreement, BHE delivered the Q-Pipe Cash Consideration of approximately $1.3 billion, which was included in other current assets on the Consolidated Balance Sheet as of December 31, 2020, to Dominion Questar on November 2, 2020. Pursuant to the Q-Pipe Purchase Agreement, Dominion Questar agreed that, if the Q-Pipe Transaction did not close, it would repay all or (depending upon the repayment date) substantially all of the Q-Pipe Cash Consideration (the "Purchase Price Repayment Amount") to BHE on or prior to December 31, 2021.

On July 9, 2021, Dominion Questar and DEI delivered a written notice to BHE stating that BHE and Dominion Questar have mutually elected to terminate the Q-Pipe Purchase Agreement. On July 14, 2021, BHE received the Purchase Price Repayment Amount of approximately $1.3 billion in cash.

Included in BHE's Consolidated Statement of Operations within the BHE Pipeline Group reportable segment for the three- and nine-month periods ended September 30, 2021, is operating revenue of $516 million and $1,563 million, respectively and net income attributable to BHE shareholders of $74 million and $247 million, respectively, as a result of including BHE GT&S from November 1, 2020.

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

During the nine-month period ended September 30, 2021, the Company made revisions to certain contracts and property, plant and equipment related to non-regulated operations, the equity method investment and associated deferred income tax amounts based upon the receipt of additional information about the facts and circumstances that existed as of the acquisition date. Provisional amounts were subject to further revision for up to 12 months following the acquisition date until the related valuations were completed.

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

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of BHE and the amortization of the purchase price adjustments assuming the acquisition had taken place on January 1, 2019, excluding non-recurring transaction costs incurred by BHE during 2020 (in millions):

Nine-Month Period
Ended September 30, 2020

Operating revenue	$16,791

Net income attributable to BHE shareholders	$4,468

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2021	2020
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$89,026	$86,730
Interstate natural gas pipeline assets	3-80 years	17,044	16,667
		106,070	103,397
Accumulated depreciation and amortization		(32,444)	(30,662)
Regulated assets, net		73,626	72,735

Nonregulated assets:
Independent power plants	5-30 years	7,058	7,012
Other assets	3-40 years	5,951	5,659
		13,009	12,671
Accumulated depreciation and amortization		(2,916)	(2,586)
Nonregulated assets, net		10,093	10,085

Net operating assets		83,719	82,820
Construction work-in-progress		4,343	3,308
Property, plant and equipment, net		$88,062	$86,128

Construction work-in-progress includes $3.9 billion as of September 30, 2021 and $3.2 billion as of December 31, 2020, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2021	2020
Investments:
BYD Company Limited common stock	$7,023	$5,897
Rabbi trusts	473	440
Other	295	263
Total investments	7,791	6,600

Equity method investments:
BHE Renewables tax equity investments	5,253	5,626
Iroquois Gas Transmission System, L.P.	583	580
Electric Transmission Texas, LLC	578	594
JAX LNG, LLC	87	75
Bridger Coal Company	60	74
Other	163	118
Total equity method investments	6,724	7,067

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	727	676
Other restricted cash and cash equivalents	233	155
Total restricted cash and cash equivalents and investments	960	831

Total investments and restricted cash and cash equivalents and investments	$15,475	$14,498

Reflected as:
Current assets	$257	$178
Noncurrent assets	15,218	14,320
Total investments and restricted cash and cash equivalents and investments	$15,475	$14,498

Investments

Gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Unrealized gains recognized on marketable securities still held at the reporting date	$294	$1,794	$1,141	$2,403
Net gains recognized on marketable securities sold during the period	—	3	1	4
Gains on marketable securities, net	$294	$1,797	$1,142	$2,407

Equity Method Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project. Certain of the Company's tax equity investments are located in Texas and have physical settlement hedge obligations that were negatively impacted due to production shortfalls during periods of extreme market pricing volatility as a result of the February 2021 polar vortex weather event. The Company recognized pre-tax equity losses of $353 million, or after-tax income of $123 million inclusive of production tax credits ("PTCs") of $401 million and other income tax benefits of $79 million, during the nine-month period ended September 30, 2021, on its tax equity investments, largely due to the February 2021 polar vortex weather event. The losses for the impacted tax equity investments were based upon the terms of each partnership agreement, as amended, and are subject to change as project-by-project discussions are ongoing among the Company and the respective hedge provider and project sponsor. As of September 30, 2021, the carrying value of the impacted tax equity investments totaled $2.8 billion.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, consist substantially of funds restricted for debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$2,709	$1,290
Restricted cash and cash equivalents	216	140
Investments and restricted cash and cash equivalents and investments	17	15
Total cash and cash equivalents and restricted cash and cash equivalents	$2,942	$1,445

(5)    Recent Financing Transactions

Long-Term Debt

In November 2021, PacifiCorp exercised its par call redemption option, available in the final three months prior to scheduled maturity, and redeemed $450 million of its 2.95% Series First Mortgage Bonds that was originally due February 2022.

In September 2021, HomeServices entered into a $150 million unsecured amortizing term loan due September 2026. The net proceeds were used to fund the repayment of its existing unsecured amortizing term loan due September 2022. The amortizing term loan has an underlying variable interest rate based on the London Interbank Offered Rate plus a spread that varies based on HomeServices' total net leverage ratio as of the last day of each quarter.

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

Credit Facilities

In September 2021, HomeServices amended and restated its existing $600 million unsecured credit facility expiring in September 2022. The amendment increased the lender commitment to $700 million and extended the expiration date to September 2026.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(31)	(20)	(29)	(23)
State income tax, net of federal income tax impacts	(4)	3	—	2
Income tax effect of foreign income	(1)	1	2	—
Effects of ratemaking	(6)	(2)	(5)	(2)
Equity income	—	—	(1)	—
Noncontrolling interest	(1)	—	(2)	—
Other, net	1	—	1	—
Effective income tax rate	(21)%	3%	(13)%	(2)%

Income tax credits relate primarily to PTCs from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the nine-month periods ended September 30, 2021 and 2020 totaled $1.2 billion and $1.0 billion, respectively.

Income tax effect on foreign income includes, among other items, a deferred income tax charge of $109 million recognized in June 2021 upon the enactment of an increase in the United Kingdom's corporate income tax rate from 19% to 25% effective April 1, 2023, and a deferred income tax charge of $35 million recognized in July 2020 related to the United Kingdom's corporate income tax rate that was scheduled to decrease from 19% to 17% effective April 1, 2020; however, the rate was maintained at 19% through amended legislation enacted in July 2020.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated United States federal and Iowa state income tax returns and the majority of the Company's United States federal income tax is remitted to or received from Berkshire Hathaway. For the nine-month periods ended September 30, 2021 and 2020, the Company received net cash payments for federal income taxes from Berkshire Hathaway totaling $1.3 billion and $1.0 billion, respectively.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Pension:
Service cost	$7	$4	$22	$11
Interest cost	21	23	59	69
Expected return on plan assets	(32)	(35)	(101)	(105)
Settlement	4	—	4	—
Net amortization	6	8	19	25
Net periodic benefit cost	$6	$—	$3	$—

Other postretirement:
Service cost	$2	$1	$8	$5
Interest cost	4	6	14	16
Expected return on plan assets	(5)	(9)	(16)	(25)
Net amortization	—	(1)	(2)	(5)
Net periodic benefit cost (credit)	$1	$(3)	$4	$(9)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $13 million, respectively, during 2021. As of September 30, 2021, $9 million and $10 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit credit for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Service cost	$4	$4	$12	$12
Interest cost	8	10	23	30
Expected return on plan assets	(28)	(26)	(84)	(76)
Net amortization	14	11	42	32
Net periodic benefit credit	$(2)	$(1)	$(7)	$(2)

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £20 million during 2021. As of September 30, 2021, £17 million, or $24 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2021
Assets:
Commodity derivatives	$15	$436	$88	$(49)	$490
Foreign currency exchange rate derivatives	—	8	—	—	8
Interest rate derivatives	—	12	30	—	42
Mortgage loans held for sale	—	1,687	—	—	1,687
Money market mutual funds	2,017	—	—	—	2,017
Debt securities:
United States government obligations	228	—	—	—	228
International government obligations	—	2	—	—	2
Corporate obligations	—	86	—	—	86
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	398	—	—	—	398
International companies	7,031	—	—	—	7,031
Investment funds	264	—	—	—	264
	$9,953	$2,235	$118	$(49)	$12,257
Liabilities:
Commodity derivatives	$(2)	$(134)	$(56)	$80	$(112)
Foreign currency exchange rate derivatives	—	(4)	—	—	(4)
Interest rate derivatives	(1)	(11)	(2)	—	(14)
	$(3)	$(149)	$(58)	$80	$(130)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020
Assets:
Commodity derivatives	$1	$73	$135	$(21)	$188
Foreign currency exchange rate derivatives	—	20	—	—	20
Interest rate derivatives	—	—	62	—	62
Mortgage loans held for sale	—	2,001	—	—	2,001
Money market mutual funds	873	—	—	—	873
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	5,906	—	—	—	5,906
Investment funds	201	—	—	—	201
	$7,562	$2,180	$197	$(21)	$9,918
Liabilities:
Commodity derivatives	$(1)	$(90)	$(19)	$56	$(54)
Foreign currency exchange rate derivatives	—	(2)	—	—	(2)
Interest rate derivatives	(5)	(60)	—	—	(65)
	$(6)	$(152)	$(19)	$56	$(121)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $31 million and $35 million as of September 30, 2021 and December 31, 2020, respectively.
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

The following table reconciles the beginning and ending balances of the Company's assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2021:
Beginning balance	$105	$41	$116	$62
Changes included in earnings(1)	(18)	(13)	(34)	(34)
Changes in fair value recognized in OCI	(6)	—	(13)	—
Changes in fair value recognized in net regulatory assets	12	—	21	—
Purchases	1	—	2	—
Settlements	(62)	—	(60)	—
Ending balance	$32	$28	$32	$28

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2020:
Beginning balance	$44	$78	$97	$14
Changes included in earnings(1)	(7)	10	(11)	74
Changes in fair value recognized in net regulatory assets	20	—	(36)	—
Purchases	1	—	4	—
Settlements	38	—	42	—
Ending balance	$96	$88	$96	$88

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

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$50,098	$57,902	$49,866	$60,633

(9)    Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2021, MidAmerican Energy entered into firm construction commitments totaling $405 million through the remainder of 2021 and 2022 related to the repowering and construction of wind-powered generating facilities and the construction of solar-powered generating facilities.

Easements

During the nine-month period ended September 30, 2021, MidAmerican Energy entered into non-cancelable easements with minimum payment commitments totaling $87 million through 2061 for land in Iowa on which some of its wind- and solar-powered generating facilities will be located.

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

California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California (the "2020 Wildfires"). The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

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

As of September 30, 2021, PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application by January 16, 2021, to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. On January 13, 2021, the new license transfer application was filed with the FERC, notifying it that PacifiCorp and the KRRC are not accepting co-licensee status under FERC's July 2020 order, and instead are seeking the license transfer outcome described in the new license transfer application. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC and the States as co-licensees. The transfer will be effective after PacifiCorp secures property transfer approvals from its state public utility commissions and 30 days following the issuance of a license surrender order from the FERC for the project. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions approved the property transfer. In August 2021, PacifiCorp notified the Public Service Commission of Utah of the property transfer, however no formal approval is required in Utah.

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

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended September 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,352	$736	$1,008	$—	$—	$—	$—	$—	$3,096
Retail gas	—	84	16	—	—	—	—	—	100
Wholesale	58	113	19	—	14	—	—	(1)	203
Transmission and distribution	55	15	35	241	—	175	—	—	521
Interstate pipeline	—	—	—	—	514	—	—	(28)	486
Other	26	—	—	—	(2)	—	—	—	24
Total Regulated	1,491	948	1,078	241	526	175	—	(29)	4,430
Nonregulated	—	2	—	8	257	12	288	141	708
Total Customer Revenue	1,491	950	1,078	249	783	187	288	112	5,138
Other revenue	—	16	7	28	2	(2)	28	8	87
Total	$1,491	$966	$1,085	$277	$785	$185	$316	$120	$5,225

	For the Nine-Month Period Ended September 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,685	$1,704	$2,227	$—	$—	$—	$—	$(1)	$7,615
Retail gas	—	633	74	—	—	—	—	—	707
Wholesale	124	307	44	—	31	—	—	(2)	504
Transmission and distribution	117	45	78	747	—	525	—	—	1,512
Interstate pipeline	—	—	—	—	1,787	—	—	(94)	1,693
Other	80	—	1	—	(1)	—	—	—	80
Total Regulated	4,006	2,689	2,424	747	1,817	525	—	(97)	12,111
Nonregulated	—	13	1	26	726	27	693	452	1,938
Total Customer Revenue	4,006	2,702	2,425	773	2,543	552	693	355	14,049
Other revenue	25	24	18	84	41	(5)	80	59	326
Total	$4,031	$2,726	$2,443	$857	$2,584	$547	$773	$414	$14,375

	For the Three-Month Period Ended September 30, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,344	$661	$977	$—	$—	$—	$—	$(1)	$2,981
Retail gas	—	70	14	—	—	—	—	—	84
Wholesale	59	56	14	—	—	—	—	1	130
Transmission and distribution	33	15	30	208	—	169	—	—	455
Interstate pipeline	—	—	—	—	264	—	—	(29)	235
Other	42	—	—	—	—	—	—	—	42
Total Regulated	1,478	802	1,035	208	264	169	—	(29)	3,927
Nonregulated	—	4	(1)	6	—	6	270	145	430
Total Customer Revenue	1,478	806	1,034	214	264	175	270	116	4,357
Other revenue	1	6	8	32	—	—	39	8	94
Total	$1,479	$812	$1,042	$246	$264	$175	$309	$124	$4,451

	For the Nine-Month Period Ended September 30, 2020
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,532	$1,539	$2,144	$—	$—	$—	$—	$(1)	$7,214
Retail gas	—	341	81	—	—	—	—	—	422
Wholesale	76	157	34	—	—	—	—	(1)	266
Transmission and distribution	79	48	75	632	—	502	—	—	1,336
Interstate pipeline	—	—	—	—	885	—	—	(103)	782
Other	88	—	1	—	—	—	—	—	89
Total Regulated	3,775	2,085	2,335	632	885	502	—	(105)	10,109
Nonregulated	—	13	1	18	—	14	641	394	1,081
Total Customer Revenue	3,775	2,098	2,336	650	885	516	641	289	11,190
Other revenue	54	16	23	83	5	—	90	43	314
Total	$3,829	$2,114	$2,359	$733	$890	$516	$731	$332	$11,504

(1)The BHE and Other reportable segment represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Customer Revenue:
Brokerage	$1,563	$1,449	$4,154	$3,183
Franchise	23	23	65	54
Total Customer Revenue	1,586	1,472	4,219	3,237
Mortgage and other revenue	157	270	519	591
Total	$1,743	$1,742	$4,738	$3,828

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2021, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,586	$21,377	$23,963
BHE Transmission	175	—	175
Total	$2,761	$21,377	$24,138

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

(12)    Components of Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss) by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	(Losses) Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2019	$(417)	$(1,296)	$7	$—	$(1,706)
Other comprehensive income (loss)	38	(195)	(20)	—	(177)
Balance, September 30, 2020	$(379)	$(1,491)	$(13)	$—	$(1,883)

Balance, December 31, 2020	$(492)	$(1,062)	$(8)	$10	$(1,552)
Other comprehensive income (loss)	44	(59)	48	(4)	29
Balance, September 30, 2021	$(448)	$(1,121)	$40	$6	$(1,523)

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
PacifiCorp	$1,491	$1,479	$4,031	$3,829
MidAmerican Funding	966	812	2,726	2,114
NV Energy	1,085	1,042	2,443	2,359
Northern Powergrid	277	246	857	733
BHE Pipeline Group	785	264	2,584	890
BHE Transmission	185	175	547	516
BHE Renewables	316	309	773	731
HomeServices	1,743	1,742	4,738	3,828
BHE and Other(1)	120	124	414	332
Total operating revenue	$6,968	$6,193	$19,113	$15,332

Depreciation and amortization:
PacifiCorp	$272	$234	$811	$696
MidAmerican Funding	218	179	634	530
NV Energy	138	128	411	377
Northern Powergrid	73	69	217	195
BHE Pipeline Group	124	45	363	134
BHE Transmission	59	61	177	176
BHE Renewables	61	72	182	214
HomeServices	14	11	37	34
BHE and Other(1)	1	1	2	1
Total depreciation and amortization	$960	$800	$2,834	$2,357

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating income:
PacifiCorp	$394	$361	$911	$851
MidAmerican Funding	287	232	438	444
NV Energy	348	347	563	587
Northern Powergrid	126	106	403	327
BHE Pipeline Group	303	101	1,166	442
BHE Transmission	90	79	256	236
BHE Renewables	149	143	279	244
HomeServices	135	239	426	336
BHE and Other(1)	2	(61)	(67)	(65)
Total operating income	1,834	1,547	4,375	3,402
Interest expense	(531)	(504)	(1,593)	(1,490)
Capitalized interest	18	24	46	60
Allowance for equity funds	34	50	90	122
Interest and dividend income	18	17	65	57
Gains on marketable securities, net	294	1,797	1,142	2,407
Other, net	8	36	64	61
Total income before income tax (benefit) expense and equity loss	$1,675	$2,967	$4,189	$4,619

Interest expense:
PacifiCorp	$110	$107	$322	$319
MidAmerican Funding	81	79	237	238
NV Energy	51	56	154	171
Northern Powergrid	33	34	98	97
BHE Pipeline Group	33	15	111	44
BHE Transmission	39	38	117	111
BHE Renewables	39	41	119	125
HomeServices	1	1	3	9
BHE and Other(1)	144	133	432	376
Total interest expense	$531	$504	$1,593	$1,490

Earnings on common shares:
PacifiCorp	$333	$286	$728	$629
MidAmerican Funding	373	337	728	695
NV Energy	282	249	416	367
Northern Powergrid	83	26	162	172
BHE Pipeline Group	144	78	627	321
BHE Transmission	65	58	184	173
BHE Renewables	163	162	360	395
HomeServices	102	177	321	246
BHE and Other(1)	351	1,469	580	1,630
Total earnings on common shares	$1,896	$2,842	$4,106	$4,628

	As of
	September 30,	December 31,
	2021	2020
Assets:
PacifiCorp	$28,230	$26,862
MidAmerican Funding	25,038	23,530
NV Energy	15,105	14,501
Northern Powergrid	9,043	8,782
BHE Pipeline Group	19,993	19,541
BHE Transmission	9,383	9,208
BHE Renewables	11,766	12,004
HomeServices	5,065	4,955
BHE and Other(1)	7,931	7,933
Total assets	$131,554	$127,316

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue by country:
United States	$6,499	$5,773	$17,700	$14,086
United Kingdom	277	246	857	733
Canada	180	174	537	512
Philippines and other	12	—	19	1
Total operating revenue by country	$6,968	$6,193	$19,113	$15,332

Income before income tax (benefit) expense and equity loss by country:
United States	$1,511	$2,839	$3,699	$4,220
United Kingdom	107	82	343	250
Canada	49	44	134	130
Philippines and other	8	2	13	19
Total income before income tax (benefit) expense and equity loss by country	$1,675	$2,967	$4,189	$4,619

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2021 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2020	$1,129	$2,102	$2,369	$1,000	$1,803	$1,551	$95	$1,457	$11,506
Acquisitions	—	—	—	—	11	—	—	59	70
Foreign currency translation	—	—	—	(10)	—	6	—	—	(4)
September 30, 2021	$1,129	$2,102	$2,369	$990	$1,814	$1,557	$95	$1,516	$11,572

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

Results of Operations for the Third Quarter and First Nine Months of 2021 and 2020

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Operating revenue:
PacifiCorp	$1,491	$1,479	$12	1%	$4,031	$3,829	$202	5%
MidAmerican Funding	966	812	154	19	2,726	2,114	612	29
NV Energy	1,085	1,042	43	4	2,443	2,359	84	4
Northern Powergrid	277	246	31	13	857	733	124	17
BHE Pipeline Group	785	264	521	*	2,584	890	1,694	*
BHE Transmission	185	175	10	6	547	516	31	6
BHE Renewables	316	309	7	2	773	731	42	6
HomeServices	1,743	1,742	1	—	4,738	3,828	910	24
BHE and Other	120	124	(4)	(3)	414	332	82	25
Total operating revenue	$6,968	$6,193	$775	13%	$19,113	$15,332	$3,781	25%

Earnings on common shares:
PacifiCorp	$333	$286	$47	16%	$728	$629	$99	16%
MidAmerican Funding	373	337	36	11	728	695	33	5
NV Energy	282	249	33	13	416	367	49	13
Northern Powergrid	83	26	57	*	162	172	(10)	(6)
BHE Pipeline Group	144	78	66	85	627	321	306	95
BHE Transmission	65	58	7	12	184	173	11	6
BHE Renewables(1)	163	162	1	1	360	395	(35)	(9)
HomeServices	102	177	(75)	(42)	321	246	75	30
BHE and Other	351	1,469	(1,118)	(76)	580	1,630	(1,050)	(64)
Total earnings on common shares	$1,896	$2,842	$(946)	(33)%	$4,106	$4,628	$(522)	(11)%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares decreased $946 million for the third quarter of 2021 compared to 2020. The third quarter of 2021 included a pre-tax unrealized gain of $296 million ($253 million after-tax) compared to a pre-tax unrealized gain in the third quarter of 2020 of $1,787 million ($1,299 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the third quarter of 2021 was $1,643 million, an increase of $100 million, or 6%, compared to adjusted earnings on common shares in the third quarter of 2020 of $1,543 million.
Earnings on common shares decreased $522 million for the first nine months of 2021 compared to 2020. The first nine months of 2021 included a pre-tax unrealized gain of $1,126 million ($855 million after-tax) compared to a pre-tax unrealized gain in the first nine months of 2020 of $2,402 million ($1,746 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first nine months of 2021 was $3,251 million, an increase of $369 million, or 13%, compared to adjusted earnings on common shares in the first nine months of 2020 of $2,882 million.

The decreases in earnings on common shares for the third quarter and for the first nine months of 2021 compared to 2020 were primarily due to the following:
•The Utilities' earnings increased $116 million for the third quarter and $181 million for the first nine months of 2021 compared to 2020, reflecting higher electric utility margin, favorable income tax expense, from higher PTCs recognized and the impacts of ratemaking, and lower operations and maintenance expense, partially offset by higher depreciation and amortization expense. Electric retail customer volumes increased 4.8% for the first nine months of 2021 compared to 2020, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers;
•Northern Powergrid's earnings increased $57 million for the third quarter and decreased $10 million for the first nine months of 2021 compared to 2020, primarily due to deferred income tax charges ($35 million in third quarter 2020 and $109 million in second quarter 2021) related to enacted increases in the United Kingdom corporate income tax rate and higher distribution revenue;
•BHE Pipeline Group's earnings increased $66 million for the third quarter and $306 million for the first nine months of 2021 compared to 2020, largely due to $74 million and $247 million, respectively, of incremental earnings from BHE GT&S, acquired in November 2020. In addition, earnings for the first nine months increased from the effects of higher margins on natural gas sales and higher transportation revenue at Northern Natural Gas, largely due to the favorable impacts of the February 2021 polar vortex weather event;
•BHE Renewables' earnings decreased $35 million for the first nine months of 2021 compared to 2020, primarily due to lower tax equity investment earnings from the February 2021 polar vortex weather event, partially offset by earnings from tax equity investment projects reaching commercial operation and higher operating revenue from owned renewable energy projects;
•HomeServices' earnings decreased $75 million for the third quarter and increased $75 million for the first nine months of 2021 compared to 2020, primarily due to lower earnings from mortgage services due to a decrease in refinance activity. In addition, earnings for the first nine months was favorably impacted by higher earnings from brokerage services due to an increase in closed transaction volume and an increase in mortgage services earnings due to an unfavorable 2020 contingent earn-out remeasurement; and
•BHE and Other's earnings decreased $1,118 million for the third quarter and $1,050 million for the first nine months of 2021 compared to 2020, mainly due to $1,046 million and $891 million, respectively, of unfavorable changes in the after-tax unrealized position of the Company's investment in BYD Company Limited, and dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in October 2020.

Reportable Segment Results

PacifiCorp

Operating revenue increased $12 million for the third quarter of 2021 compared to 2020, primarily due to higher retail revenue of $8 million and higher wholesale and other revenue of $4 million. Retail revenue increased due to higher customer volumes of $28 million, partially offset by price impacts of $20 million from lower rates primarily due to certain general rate case orders. Retail customer volumes increased 2.1%, primarily due to an increase in the average number of customers and higher customer usage. Wholesale and other revenue increased primarily due to higher wheeling revenue and REC sales, partially offset by $27 million from the Oregon RAC settlement (offset in depreciation expense) recognized in 2020.

Earnings increased $47 million for the third quarter of 2021 compared to 2020, primarily due to lower operations and maintenance expense of $65 million, favorable income tax expense, from the impacts of ratemaking and higher PTCs recognized due to new wind-powered generating facilities placed in-service, and higher utility margin of $6 million, partially offset by higher depreciation and amortization expense of $38 million and lower allowances for equity and borrowed funds used during construction of $24 million. Utility margin increased primarily due to higher deferred net power costs in accordance with established adjustment mechanisms and the higher retail and wheeling revenue, partially offset by higher purchased power and thermal generation costs and higher wheeling expenses. Operations and maintenance expense decreased primarily due to 2020 costs associated with the Klamath Hydroelectric Settlement Agreement and wildfires and lower thermal plant maintenance expense, partially offset by higher costs associated with additional wind-powered generating facilities placed in-service as well as higher distribution maintenance costs. The increase in depreciation and amortization expense was primarily due to the impacts of a depreciation study effective January 1, 2021, as well as additional assets placed in-service.

Operating revenue increased $202 million for the first nine months of 2021 compared to 2020, primarily due to higher retail revenue of $152 million and higher wholesale and other revenue of $50 million. Retail revenue increased due to higher customer volumes of $176 million, partially offset by price impacts of $24 million from lower rates primarily due to certain general rate case orders. Retail customer volumes increased 4.4%, primarily due to higher customer usage, an increase in the average number of customers and the favorable impact of weather. Wholesale and other revenue increased primarily due to higher wheeling revenue, wholesale volumes and REC sales, partially offset by $34 million from the Oregon RAC settlement (offset in depreciation expense) recognized in 2020.

Earnings increased $99 million for the first nine months of 2021 compared to 2020, primarily due to higher utility margin of $131 million, favorable income tax expense, from higher PTCs recognized due to new wind-powered generating facilities placed in-service and the impacts of ratemaking, and lower operations and maintenance expense of $48 million, partially offset by higher depreciation and amortization expense of $115 million and lower allowances for equity and borrowed funds used during construction of $53 million. Utility margin increased primarily due to the higher retail, wholesale and wheeling revenues and higher deferred net power costs in accordance with established adjustment mechanisms, partially offset by higher purchased power and thermal generation costs and higher wheeling expenses. Operations and maintenance expense decreased primarily due to 2020 costs associated with the Klamath Hydroelectric Settlement Agreement and wildfires and lower thermal plant maintenance expense, partially offset by higher costs associated with additional wind-powered generating facilities placed in-service as well as higher distribution maintenance costs. The increase in depreciation and amortization expense was primarily due to the impacts of a depreciation study effective January 1, 2021, as well as additional assets placed in-service.

MidAmerican Funding

Operating revenue increased $154 million for the third quarter of 2021 compared to 2020, primarily due to higher electric operating revenue of $126 million and higher natural gas operating revenue of $30 million. Electric operating revenue increased due to higher retail revenue of $67 million and higher wholesale and other revenue of $59 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $43 million (largely offset in cost of sales) and higher customer volumes of $24 million. Electric retail customer volumes increased 5.6% due to increased usage of certain industrial customers and the favorable impact of weather. Electric wholesale and other revenue increased mainly due to higher average wholesale per-unit prices of $34 million and higher wholesale volumes of $17 million. Natural gas operating revenue increased due to a higher average per-unit cost of natural gas sold resulting in higher purchased gas adjustment recoveries of $24 million (offset in cost of sales).

Earnings increased $36 million for the third quarter of 2021 compared to 2020, primarily due to higher electric utility margin of $78 million and lower operations and maintenance expense of $12 million, mainly due to 2020 costs associated with storm restoration activities, partially offset by higher depreciation and amortization expense of $39 million. Electric utility margin increased primarily due to the higher retail and wholesale revenues, partially offset by higher thermal generation and purchased power costs. Depreciation and amortization expense increased primarily due to additional assets placed in-service as well as from the impacts of certain regulatory mechanisms.

Operating revenue increased $612 million for the first nine months of 2021 compared to 2020, primarily due to higher natural gas operating revenue of $344 million and higher electric operating revenue of $268 million. Natural gas operating revenue increased due to a higher average per-unit cost of natural gas sold resulting in higher purchased gas adjustment recoveries of $345 million (offset in cost of sales), primarily due to the February 2021 polar vortex weather event. Electric operating revenue increased due to higher retail revenue of $157 million and higher wholesale and other revenue of $111 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $91 million (largely offset in cost of sales), higher customer volumes of $59 million and price impacts of $7 million from changes in sales mix. Electric retail customer volumes increased 6.5% due to increased usage of certain industrial customers and the favorable impact of weather. Electric wholesale and other revenue increased due to higher wholesale volumes of $64 million and higher average wholesale per-unit prices of $42 million.

Earnings increased $33 million for the first nine months of 2021 compared to 2020, primarily due to higher electric utility margin of $117 million and a favorable income tax benefit, partially offset by higher depreciation and amortization expense of $104 million, higher operations and maintenance expense of $18 million and lower allowances for equity and borrowed funds of $12 million. Electric utility margin increased primarily due to the higher retail and wholesale revenues, partially offset by higher thermal generation and purchased power costs. Operations and maintenance expense increased primarily due to higher costs associated with additional wind-powered generating facilities placed in-service as well as higher natural gas distribution costs, partially offset by 2020 costs associated with storm restoration activities. The increase in depreciation and amortization expense was primarily due to additional assets placed in-service as well as from the impacts of certain regulatory mechanisms. The favorable income tax benefit was from higher PTCs recognized due to new wind-powered generating facilities placed in-service, partially offset by the impacts of ratemaking.

On October 29, 2021, the IUB issued an order extending for three years the depreciation deferral regulatory mechanism approved by the IUB in MidAmerican Energy's 2013 electric rate case. In December 2020, the cumulative deferral reached the limit previously set by the IUB, resulting in higher depreciation expense of $13 million for the third quarter and $39 million for the first nine months of 2021. With the extension of the deferral, annual depreciation expense will be approximately $50 million lower in years 2021 through 2023 than would have been recognized absent the order. The annual amount of the deferral for 2021 will be recognized in the fourth quarter.

NV Energy

Operating revenue increased $43 million for the third quarter of 2021 compared to 2020 due to higher electric operating revenue, which increased primarily due to higher fully-bundled energy rates (offset in cost of sales) of $80 million and an increase in the average number of customers, partially offset by lower base tariff general rates of $27 million at Nevada Power and a favorable regulatory decision in 2020. Electric retail customer volumes increased 3.9%, primarily due to higher customer usage, partially offset by the unfavorable impact of weather.

Earnings increased $33 million for the third quarter of 2021 compared to 2020, primarily due to lower operations and maintenance expense of $51 million, lower income tax expense from the impacts of ratemaking and lower interest expense of $5 million, partially offset by lower electric utility margin of $39 million and higher depreciation and amortization expense of $9 million. Electric utility margin decreased primarily due to lower base tariff general rates at Nevada Power and a favorable regulatory decision in 2020, partially offset by an increase in the average number of customers. Operations and maintenance expense decreased primarily due to lower earnings sharing at Nevada Power and lower regulatory deferrals and amortizations. The increase in depreciation and amortization expense was mainly due to the regulatory amortization of decommissioning costs and additional assets placed in-service.

Operating revenue increased $84 million for the first nine months of 2021 compared to 2020, primarily due to higher electric operating revenue of $92 million, partially offset by lower natural gas operating revenue of $8 million. Electric operating revenue increased primarily due to higher fully-bundled energy rates (offset in cost of sales) of $153 million, higher retail customer volumes, price impacts from changes in sales mix and an increase in the average number of customers, partially offset by lower base tariff general rates of $51 million at Nevada Power and a favorable regulatory decision in 2020. Electric retail customer volumes increased 4.2%, primarily due to higher customer usage and the favorable impact of weather. Natural gas operating revenue decreased primarily due to a lower average per-unit cost of natural gas sold (offset in cost of sales).

Earnings increased $49 million for the first nine months of 2021 compared to 2020, primarily due to lower operations and maintenance expense of $72 million, lower income tax expense from the impacts of ratemaking, lower interest expense of $17 million, lower pension costs of $10 million, higher interest and dividend income of $8 million and favorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by lower electric utility margin of $61 million and higher depreciation and amortization expense of $34 million. Electric utility margin decreased primarily due to lower base tariff general rates at Nevada Power and a favorable regulatory decision in 2020, partially offset by higher retail customer volumes, price impacts from changes in sales mix and an increase in the average number of customers. Operations and maintenance expense decreased primarily due to lower regulatory deferrals and amortizations and lower earnings sharing at Nevada Power. The increase in depreciation and amortization expense was mainly due to the regulatory amortization of decommissioning costs and additional assets placed in-service.

Northern Powergrid

Operating revenue increased $31 million for the third quarter of 2021 compared to 2020, primarily due to $17 million from the weaker United States dollar and higher distribution revenue of $17 million, mainly from 4.1% higher units distributed of $10 million and increased tariff rates of $8 million.

Earnings increased $57 million for the third quarter of 2021 compared to 2020, primarily due to a deferred income tax charge in July 2020 of $35 million related to the United Kingdom corporate income tax rate not decreasing from 19% to 17% effective April 1, 2020, as had previously been announced, and the higher distribution revenue.

Operating revenue increased $124 million for the first nine months of 2021 compared to 2020, primarily due to $69 million from the weaker United States dollar and higher distribution revenue of $56 million, mainly from increased tariff rates of $27 million and 4.5% higher units distributed of $26 million.

Earnings decreased $10 million for the first nine months of 2021 compared to 2020, primarily due to a deferred income tax charge of $109 million related to a June 2021 enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023, partially offset by the higher distribution revenue, a deferred income tax charge in July 2020 of $35 million related to the United Kingdom corporate income tax rate not decreasing from 19% to 17% effective April 1, 2020, as had previously been announced, and $11 million from the weaker United States dollar.

BHE Pipeline Group

Operating revenue increased $521 million for the third quarter of 2021 compared to 2020, primarily due to $516 million of incremental revenue at BHE GT&S, acquired in November 2020, and higher transportation revenue of $23 million at Kern River largely due to higher rates, partially offset by lower transportation revenue of $19 million at Northern Natural Gas primarily due to lower volumes.

Earnings increased $66 million for the third quarter of 2021 compared to 2020, primarily due to $74 million of incremental earnings at BHE GT&S and higher earnings of $16 million at Kern River from the higher transportation revenue, partially offset by lower earnings of $25 million at Northern Natural Gas, primarily due to the lower transportation revenue.

Operating revenue increased $1,694 million for the first nine months of 2021 compared to 2020, primarily due to $1,563 million of incremental revenue at BHE GT&S, higher gas sales of $77 million and higher transportation revenue of $49 million at Northern Natural Gas, each due to the favorable impacts of the February 2021 polar vortex weather event, higher gas sales at Northern Natural Gas of $33 million (largely offset in cost of sales) and higher transportation revenue of $25 million at Kern River largely due to higher rates, partially offset by lower transportation revenue of $69 million at Northern Natural Gas primarily due to lower volumes.

Earnings increased $306 million for the first nine months of 2021 compared to 2020, primarily due to $247 million of incremental earnings at BHE GT&S, higher earnings of $39 million at Northern Natural Gas and favorable earnings of $18 million at Kern River from the higher transportation revenue. Northern Natural Gas' improved performance was primarily due to higher gross margin on gas sales and higher transportation revenue, each due to the favorable impacts of the February 2021 polar vortex weather event, partially offset by the lower transportation revenue due primarily to lower volumes.

BHE Transmission

Operating revenue increased $10 million for the third quarter of 2021 compared to 2020, primarily due to $10 million from the stronger United States dollar and higher revenue from the Montana-Alberta Tie-Line of $5 million, partially offset by the impact of a regulatory decision received in November 2020 at AltaLink.

Earnings increased $7 million for the third quarter of 2021 compared to 2020, primarily due to higher earnings from the Montana-Alberta Tie-Line.

Operating revenue increased $31 million for the first nine months of 2021 compared to 2020, primarily due to $40 million from the stronger United States dollar and higher revenue from the Montana-Alberta Tie-Line of $10 million, partially offset by the impacts of regulatory decisions received in April and November 2020 at AltaLink.

Earnings increased $11 million for the first nine months of 2021 compared to 2020, primarily due to $11 million from the stronger United States dollar, higher earnings from the Montana-Alberta Tie-Line and lower non-regulated interest expense at BHE Canada, partially offset by the impact of a regulatory decision received in April 2020 at AltaLink.

BHE Renewables

Operating revenue increased $7 million for the third quarter of 2021 compared to 2020, primarily due to higher hydro, natural gas and solar revenues from higher generation and favorable market conditions, partially offset by an unfavorable change in the valuation of a power purchase agreement of $8 million and lower geothermal revenues from lower generation.

Earnings increased $1 million for the third quarter 2021 compared to 2020, primarily due to higher wind earnings of $6 million, mainly from tax equity investments offset by the unfavorable change in the valuation of a power purchase agreement, and higher hydro earnings of $5 million from higher generation, partially offset by lower geothermal earnings of $12 million, primarily due to lower geothermal generation and natural gas margin.

Operating revenue increased $42 million for the first nine months of 2021 compared to 2020, primarily due to higher natural gas, hydro and solar revenues from favorable market conditions and higher generation, partially offset by an unfavorable change in the valuation of a power purchase agreement of $22 million.

Earnings decreased $35 million for the first nine months of 2021 compared to 2020, primarily due to lower wind earnings of $56 million, largely from lower tax equity investment earnings of $48 million and the unfavorable change in the valuation of a power purchase agreement, partially offset by higher solar earnings of $18 million, mainly due to higher generation and lower depreciation expense, and higher hydro earnings of $5 million from higher generation. Tax equity investment earnings decreased due to unfavorable results from existing tax equity investments of $123 million, primarily due to the February 2021 polar vortex weather event, partially offset by $79 million of earnings from projects reaching commercial operation.

HomeServices

Operating revenue increased $1 million for the third quarter of 2021 compared to 2020, primarily due to higher brokerage revenue of $117 million, partially offset by lower mortgage revenue of $112 million from a 27% decrease in funded volume. The increase in brokerage revenue was due to $67 million from acquired companies and a 5% increase in closed transaction volume at existing companies, resulting from an increase in average sales price offset by fewer closed units.

Earnings decreased $75 million for the third quarter of 2021 compared to 2020, primarily due to lower earnings from mortgage services of $76 million, largely attributable to the decrease in funded volume.

Operating revenue increased $910 million for the first nine months of 2021 compared to 2020, primarily due to higher brokerage revenue of $933 million from a 34% increase in closed transaction volume, resulting from increases in closed units and average sales price, partially offset by lower mortgage revenue of $71 million from a decrease in refinance activity.

Earnings increased $75 million for the first nine months of 2021 compared to 2020, primarily due to higher earnings from brokerage services of $84 million, largely due to the increase in closed transaction volume, partially offset by lower earnings from mortgage services of $28 million, largely attributable to the decrease in refinance activity offset by an unfavorable 2020 contingent earn-out remeasurement.

BHE and Other

Operating revenue decreased $4 million for the third quarter of 2021 compared to 2020, primarily due to lower electricity sales revenue at MidAmerican Energy Services, LLC, from lower volumes offset by favorable pricing.

Earnings decreased $1,118 million for the third quarter of 2021 compared to 2020, primarily due to the $1,046 million unfavorable change in the after-tax unrealized position of the Company's investment in BYD Company Limited, $86 million of lower federal income tax credits recognized on a consolidated basis, $26 million of dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in October 2020, higher BHE corporate interest expense from debt issuances in October 2020 and unfavorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by lower other corporate costs and higher earnings of $18 million at MidAmerican Energy Services, LLC, mainly due to favorable changes in unrealized positions on derivative contracts.

Operating revenue increased $82 million for the first nine months of 2021 compared to 2020, primarily due to higher electricity and natural gas sales revenue at MidAmerican Energy Services, LLC, from favorable pricing offset by lower volumes.

Earnings decreased $1,050 million for the first nine months of 2021 compared to 2020, primarily due to the $891 million unfavorable change in the after-tax unrealized position of the Company's investment in BYD Company Limited, $101 million of dividends on BHE's 4.00% Perpetual Preferred Stock, $44 million of lower federal income tax credits recognized on a consolidated basis, higher BHE corporate interest expense from debt issuances in March and October 2020 and higher other corporate costs, partially offset by higher earnings of $30 million at MidAmerican Energy Services, LLC, mainly due to favorable changes in unrealized positions on derivative contracts, and favorable changes in the cash surrender value of corporate-owned life insurance policies.

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

As of September 30, 2021, the Company's total net liquidity was as follows (in millions):

			MidAmerican	NV	Northern	BHE
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	Other	Total

Cash and cash equivalents	$300	$893	$542	$99	$14	$72	$789	$2,709

Credit facilities(1)	3,500	1,200	1,509	650	204	848	3,450	11,361
Less:
Short-term debt	—	—	—	(127)	(68)	(230)	(1,543)	(1,968)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(1)	—	(589)
Net credit facilities	3,500	982	1,139	523	136	617	1,907	8,804

Total net liquidity	$3,800	$1,875	$1,681	$622	$150	$689	$2,696	$11,513
Credit facilities:
Maturity dates	2024	2024	2022, 2024	2024	2023	2022, 2025	2022, 2026

(1)    Includes drawn uncommitted credit facilities totaling $1 million at Northern Powergrid Holdings.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020 were $7.0 billion and $4.5 billion, respectively. The increase was primarily due to $886 million of incremental net cash flows from operating activities at BHE GT&S, improved operating results, changes in working capital and favorable income tax cash flows.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions used for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020 were $(3.5) billion and $(6.6) billion, respectively. The change was primarily due to lower funding of tax equity investments and the July 2021 receipt of $1.3 billion due to the termination of the Q-Pipe Purchase Agreement. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2021 was $(2.0) billion. Uses of cash totaled $4.0 billion and consisted mainly of preferred stock redemptions totaling $1.5 billion, repayments of subsidiary debt totaling $1.3 billion, repayments of BHE senior debt totaling $450 million, distributions to noncontrolling interests of $366 million and net repayments of short-term debt totaling $316 million. Sources of cash totaled $2.0 billion and consisted of proceeds from subsidiary debt issuances.

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

Preferred Stock Redemptions

On July 22, 2021, BHE redeemed at par 1,450,003 shares of its 4.00% Perpetual Preferred Stock from certain subsidiaries of Berkshire Hathaway Inc. for $1.45 billion, plus an additional amount equal to the accrued dividends on the pro rata shares redeemed.

Common Stock Transactions

For the nine-month period ended September 30, 2020, BHE repurchased 180,358 shares of its common stock for $126 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2020	2021	2021
Capital expenditures by business:
PacifiCorp	$1,618	$1,157	$1,558
MidAmerican Funding	1,341	1,266	1,943
NV Energy	509	519	829
Northern Powergrid	492	564	748
BHE Pipeline Group	428	684	1,262
BHE Transmission	276	234	268
BHE Renewables	46	129	166
HomeServices	21	29	42
BHE and Other(1)	(124)	12	27
Total	$4,607	$4,594	$6,843

Capital expenditures by type:
Wind generation	$1,388	$872	$1,122
Electric distribution	1,182	1,217	1,745
Electric transmission	745	539	845
Natural gas transmission and storage	385	647	1,097
Solar generation	2	104	218
Other	905	1,215	1,816
Total	$4,607	$4,594	$6,843
(1)BHE and Other represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction and acquisition of wind-powered generating facilities at MidAmerican Energy totaling $275 million and $676 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $73 million for the remainder of 2021 and includes 203 MWs of wind-powered generating facilities expected to be placed in-service in 2021.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $274 million and $25 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Planned spending for the repowering of wind-powered generating facilities totals $101 million for the remainder of 2021. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 892 MWs of current repowering projects not in-service as of September 30, 2021, 591 MWs are currently expected to qualify for 80% of the PTCs available for 10 years following each facility's return to service and 301 MWs are expected to qualify for 60% of such credits.

◦Construction of wind-powered generating facilities at PacifiCorp totaling $99 million and $705 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Construction includes 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs that were placed in service in the first nine months of 2021. The energy production for these new facilities is expected to qualify for 100% of the federal PTCs available for 10 years once the equipment is placed in-service. Similar to PacifiCorp's 2019 IRP, the 2021 IRP identified over 1,800 MWs of new wind-powered generating resources that are expected to come online by 2025. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. Planned spending for the construction of additional wind-powered generating facilities totals $17 million for the remainder of 2021.
◦Repowering of wind-powered generating facilities at PacifiCorp totaling $9 million and $99 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Certain repowering projects for existing facilities were placed in service in 2019, 2020 and in the first nine months of 2021. The energy production from these existing repowered facilities is expected to qualify for 100% of the federal renewable electricity PTCs available for 10 years following each facility's return to service. Planned spending for the repowering of wind-powered generating facilities totals $7 million for the remainder of 2021.
◦Construction of wind-powered generating facilities at BHE Renewables totaling $75 million for the nine-month period ended September 30, 2021. In May 2021, BHE Renewables completed the asset acquisition of a 54 MW wind-powered generating facility located in Iowa. BHE Renewables anticipates costs to complete construction of this facility will total an additional $10 million in 2021.
•Electric distribution includes both growth and operating expenditures. Growth expenditures include spending for new customer connections and enhancements to existing customer connections. Operating expenditures include spending for ongoing distribution systems infrastructure needed at the Utilities and Northern Powergrid, wildfire mitigation, storm damage restoration and repairs and investments in routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for PacifiCorp's 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, which is a major segment of PacifiCorp's Energy Gateway Transmission expansion program, placed in-service in November 2020, the Nevada Utilities' Greenlink Nevada transmission expansion program and AltaLink's directly assigned projects from the Alberta Electric System Operator. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand.
•Natural gas transmission and storage includes both growth and operating expenditures. Growth expenditures include, among other items, spending for the Northern Natural Gas Twin Cities Area Expansion and Spraberry Compression projects. Operating expenditures include, among other items, spending for asset modernization, pipeline integrity projects and natural gas transmission, storage and liquefied natural gas terminalling infrastructure needs to serve existing and expected demand.
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
•Other capital expenditures includes both growth and operating expenditures, including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made no contributions for the nine-month period ended September 30, 2021, and has commitments as of September 30, 2021, subject to satisfaction of certain specified conditions, to provide equity contributions of $766 million for the remainder of 2021 and $414 million in 2022 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. However, the Company expects to assign its rights and obligations under these equity capital contribution agreements, including any related funding commitments, to an entity affiliated through common ownership. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 other than the recent financing transactions and renewable tax equity investments previously discussed.

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

The PJM Interconnection, L.L.C. ("PJM") capacity market includes a Minimum Offer Price Rule ("MOPR"). If a generation resource is subjected to a MOPR, its offer price in the market is adjusted to effectively remove the revenues it receives through a state government-provided financial support program, resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the PJM MOPR applied only to certain new gas-fired resources. An expanded PJM MOPR to include existing resources would require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of Quad Cities Station not receiving capacity revenues in future auctions.

On December 19, 2019, the FERC issued an order requiring the PJM to broadly apply the MOPR to all new and existing resources, including nuclear. This greatly expanded the breadth and scope of the PJM's MOPR, which became effective as of the PJM's capacity auction for the 2022-2023 planning year in May 2021. While the FERC included some limited exemptions in its order, no exemptions were available to state-supported nuclear resources, such as Quad Cities Station. The FERC provided no new mechanism for accommodating state-supported resources other than the existing Fixed Resource Requirement ("FRR") mechanism under which an entire utility zone would be removed from PJM's capacity auction along with sufficient resources to support the load in such zone. In response to the FERC's order, the PJM submitted a compliance filing on March 18, 2020, wherein the PJM proposed tariff language reflecting the FERC's directives and a schedule for resuming capacity auctions. On April 16, 2020, the FERC issued an order largely denying requests for rehearing of the FERC's December 2019 order but granting a few clarifications that required an additional PJM compliance filing, which the PJM submitted on June 1, 2020. A number of parties, including Exelon, have filed petitions for review of the FERC's orders in this proceeding, which remain pending before the D.C. Circuit.

As a result, the MOPR applied to Quad Cities Station in the capacity auction for the 2022-2023 planning year, which prevented Quad Cities Station from clearing in that auction.

At the direction of the PJM Board of Managers, the PJM and its stakeholders developed further MOPR reforms to ensure that the capacity market rules respect and accommodate state resource preferences such as the ZEC programs. The PJM filed related tariff revisions at the FERC on July 30, 2021, and, on September 29, 2021, the PJM's proposed MOPR reforms became effective by operation of law. Under the new tariff provisions, the MOPR will no longer apply to Quad Cities Station. A request for rehearing of the FERC's notice establishing the effective date for the PJM's proposed market reforms was filed on October 5, 2021, and remains pending.

Assuming the continued effectiveness of the Illinois zero emission standard, Exelon Generation no longer considers Quad Cities Station to be at heightened risk for early retirement. However, to the extent the Illinois zero emission standard does not operate as expected over its full term, Quad Cities Station would be at heightened risk for early retirement. The FERC's December 19, 2019 order on the PJM MOPR may undermine the continued effectiveness of the Illinois zero emission standard unless the PJM adopts further changes to the MOPR or Illinois implements an FRR mechanism, under which Quad Cities Station would be removed from the PJM's capacity auction.

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

In March 2021, PacifiCorp filed its annual Energy Balancing Account application with the UPSC requesting recovery of $2 million of deferred net power costs from customers for the period January 1, 2020 through December 31, 2020, reflecting the difference between base and actual net power costs in the 2020 deferral period. This reflected a $36 million reduction, or 1.7% decrease compared to current rates. In June 2021, PacifiCorp updated the requested recovery to $7 million to correct certain load related data reflected in the initial application. The updated recovery request reflects a $31 million reduction, or 1.5% decrease compared to current rates.

In August 2021, PacifiCorp filed an application with the UPSC for alternative cost recovery of a major plant addition to recover the incremental revenue requirement related to the delayed portions of the Pryor Mountain and TB Flats wind-powered generating facilities that are not currently reflected in rates from the last general rate case. PacifiCorp's request would result in a net decrease of $4 million, or 0.2%, in base rates effective January 1, 2022. Requested recovery of $7 million for the capital-related cost is offset by $7 million related to forecast PTCs and $4 million in net power cost savings with actual PTCs and net power cost savings to be trued-up in the Energy Balancing Account. A hearing has been scheduled beginning November 2021.

In August 2021, PacifiCorp filed an application with the UPSC for approval of its Electric Vehicle Infrastructure Program, as provided for by Utah House Bill 396 ("HB 396"), Electric Vehicle Charging Infrastructure Amendments. The filing details how PacifiCorp proposes to invest the $50 million authorized by HB 396 to support the development of electric vehicle infrastructure in Utah. The application also requests approval of a surcharge to collect $5 million per year for 10 years. The proposed surcharge would replace the existing Sustainable Transportation and Energy Plan cost adjustment that will expire on December 31, 2021. PacifiCorp's request would result in a decrease of $5 million, or 0.2%, compared to current rates effective January 1, 2022.

Oregon

In February 2020, PacifiCorp filed a general rate case, and in December 2020, the OPUC approved a net rate decrease of approximately $24 million, or 1.8%, effective January 1, 2021, accepting PacifiCorp's proposed annual credit to customers of the remaining 2017 Tax Reform benefits over a two-year period. PacifiCorp's compliance filing to reset base rates effective January 1, 2021 in response to the OPUC's order reflected a rate decrease of approximately $67 million, or 5.1%, due to the exclusion of the impacts of repowered wind-powered generating facilities, new wind-powered generating facilities and certain other new investments that had not been placed in service at the time of the filing. Additional compliance filings have been made to include investments in rates concurrent with when they were placed in service. In January 2021, the OPUC approved the second compliance filing to add the remainder of the Ekola Flats wind-powered generating facility to rates, resulting in a rate increase of approximately $7 million, or 0.5%, effective January 12, 2021. In April 2021, the OPUC approved the third compliance filing to add the Foote Creek repowered wind-powered generating facility and the Pryor Mountain new wind-powered generating facility to rates, resulting in a rate increase of $14 million, or 1.2%, effective April 9, 2021. In July 2021, a deferral for resources not placed in service by June 30, 2021 was filed for consideration in a future rate proceeding.

In July 2021, in accordance with the OPUC's December 2020 general rate case order, PacifiCorp filed an application with the OPUC to initiate the review of PacifiCorp's estimated decommissioning and other closure costs per third-party studies associated with its coal-fueled generating facilities. The application requests an initial rate increase of $35 million, or 2.8%, effective January 1, 2022, to recover the incremental costs from those approved in the last general rate case.

Wyoming

In September 2018, PacifiCorp filed an application for depreciation rate changes with the WPSC based on PacifiCorp's 2018 depreciation rate study, requesting the rates become effective January 1, 2021. Updates since September 2018 include the filing of PacifiCorp's 2020 decommissioning studies in which a third‑party consultant was engaged to estimate decommissioning costs associated with coal-fueled generating facilities and removal of Cholla Unit 4. In April 2020, PacifiCorp filed a stipulation with the WPSC resolving all issues addressed in PacifiCorp's depreciation rate study application with ratemaking treatment of certain matters to be addressed in PacifiCorp's general rate case, including depreciation for coal-fueled generating facilities and associated incremental decommissioning costs reflected in decommissioning studies and certain matters related to the repowering of PacifiCorp's wind-powered generating facilities. The stipulation was approved by the WPSC during a hearing in August 2020 and a subsequent written order in December 2020. The general rate case hearing was rescheduled for February 2021. As a result of the hearing date change, PacifiCorp filed an application in October 2020 with the WPSC requesting authorization to defer costs associated with impacts of the depreciation study. A hearing for this deferral application was held in July 2021. In September 2021, the WPSC approved PacifiCorp's application to defer depreciation expense incurred from January 1, 2021 through June 30, 2021, subject to certain offsetting cost savings during the relevant period. The WPSC will address recovery of the deferred costs in a future general rate case.

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

In April 2021, PacifiCorp filed its annual ECAM and REC and Sulfur Dioxide Revenue Adjustment Mechanism application with the WPSC requesting to refund $15 million of deferred net power costs and RECs to customers for the period January 1, 2020 through December 31, 2020, reflecting the difference between base and actual net power costs in the 2020 deferral period. This reflects a 2.4% decrease compared to current rates. PacifiCorp requested an interim rate effective July 1, 2021, which was approved by the WPSC in June 2021. PacifiCorp filed an all-party stipulation in October 2021. A hearing on the stipulation was held in November 2021.

Washington

In June 2021, PacifiCorp filed a power cost only rate case to update baseline net power costs for 2022. The proposed $13 million, or 3.7%, rate increase has a requested effective date of January 1, 2022. In November 2021, PacifiCorp reached a proposed settlement with most of the parties, which includes an agreement to adjust the PTC rate in base rates and apply a production factor and to include a net power cost update as part of the compliance filing. A hearing in this matter is scheduled for January 2022 with rates becoming effective after an order is issued.

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

In May 2021, PacifiCorp filed a general rate case with the IPUC requesting a $19 million, or 7.0%, revenue requirement increase effective January 1, 2022. This is the first general rate case PacifiCorp has filed in Idaho since 2011. The rate case includes recovery of Energy Vision 2020 investments, the Pryor Mountain wind-powered generating facility, repowered Foote Creek, new investment in transmission, updated depreciation rates, incremental decommissioning costs associated with coal-fueled facilities and rate design modernization proposals. The application also requested recovery of the decommissioning and closure costs associated with the early retirement of Cholla Unit 4. PacifiCorp filed an all-party settlement with the IPUC in October 2021, resolving all issues in the case. The settlement provides an $8 million, or 2.9%, overall increase, which will be offset in part by a refund of deferred income tax savings over two years, resulting in a net increase of $4 million, or 1.4%. A hearing on the settlement has been scheduled for November 2021 for rates to be effective January 1, 2022.

California

California Senate Bill 901 requires electric utilities to prepare and submit wildfire mitigation plans that describe the utilities' plans to prevent, combat and respond to wildfires affecting their service territories. PacifiCorp submitted its 2021 California Wildfire Mitigation Plan Update in March 2021 for which it received approval in July 2021.

In August 2020, PacifiCorp filed an application with the CPUC to address California energy costs and GHG allowance costs. The application includes a $7 million, or 6.7% decrease in energy costs, which is largely attributed to PTCs for new and repowered Energy Vision 2020 resources, and an increase of $1 million, or 0.8%, to recover costs for purchasing GHG allowances as required by the state's Cap-and-Trade program. In March 2021, the CPUC approved the rate change related to GHG allowances and in November 2021, approved updated rates for energy costs as filed.

In August 2021, PacifiCorp filed an application with the CPUC to address California energy costs and GHG allowance costs. The application includes a $5 million rate decrease associated with lower energy costs, partially offset by an increase of $3 million to recover costs for purchasing GHG allowances as required by the state's Cap-and-Trade program. PacifiCorp's application would result in a rate decrease of $2 million, or 1.9%, effective January 1, 2022. As of November 2021, the CPUC has not set a procedural schedule for this application.

FERC Show Cause Order

On April 15, 2021, the FERC issued an order to show cause and notice of proposed penalty related to allegations made by FERC Office of Enforcement staff that PacifiCorp failed to comply with certain North American Electric Reliability Corporation (the "NERC") reliability standards associated with facility ratings on PacifiCorp's bulk electric system. The order directs PacifiCorp to show cause as to why it should not be assessed a civil penalty of $42 million as a result of the alleged violations. The allegations are related to PacifiCorp's response to a 2010 industry-wide effort directed by the NERC to identify and remediate certain discrepancies resulting from transmission facility design and actual field conditions, including transmission line clearances. In July 2021, PacifiCorp filed its answer to the FERC's show cause order denying the alleged violation of certain NERC reliability standards. The FERC Office of Enforcement staff replied in September 2021. A decision by the FERC is pending.

MidAmerican Energy

Natural Gas Purchased for Resale

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. To mitigate the impact to customers, the IUB ordered the recovery of these higher costs to be applied to customer bills over the period April 2021 through April 2022 based on a customer's monthly natural gas usage. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the nine-month period ended September 30, 2021.

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

Natural Disaster Protection Plan

The Nevada Utilities submitted their initial natural disaster protection plan to the PUCN and filed their first application seeking recovery of 2019 expenditures in February 2020. In June 2020, a hearing was held and an order was issued in August 2020 that granted the joint application, made minor adjustments to the budget and approved the 2019 costs for recovery starting in October 2020. In October 2020, intervening parties filed petitions for reconsideration. Intervenors have filed a petition for judicial review with the District Court in November 2020. In December 2020, the PUCN issued a second modified final order approving the natural disaster protection plan, as modified, and reopened its investigation and rulemaking on Senate Bill 329 to address rate design issues raised by intervenors. The comment period for the reopened investigation and rulemaking ended in early February 2021 and an order is expected in 2021. In March 2021, the Nevada Utilities filed an application seeking recovery of the 2020 expenditures, approval for an update to the initial natural disaster protection plan that was ordered by the PUCN and filed their first amendment to the 2020 natural disaster protection plan. A hearing related to the application for approval of the first amendment to the 2020 natural disaster protection plan was held in June 2021. The Nevada Utilities filed a partial party stipulation resolving all issues. One of the intervening parties filed an opposition to the partial party stipulation and other intervenors filed legal briefs. The partial party stipulation was approved by the PUCN in June 2021 with the lone dissenting party retaining the right to argue a single issue in future proceedings with the primary issue being a single statewide rate for cost recovery. In July 2021, a hearing was held regarding the recovery of the 2020 costs held in a regulatory asset account and the cost recovery mechanism. In September 2021, the PUCN issued an order, approving the recovery of the 2020 costs with adjustments for vegetation management, inspections and corrections and rate structure. Certain vegetation management costs were to be removed from the NDPP rate and deemed to be recovered through the general three-year regulatory rate review process. A portion of the inspections and corrections were deferred to seek recovery in a future NDPP rate filing. Lastly, the order approved cost recovery based on a hybrid rate calculation comprised of a statewide rate for operating costs and a service territory specific rate for capital costs. In September 2021, the Nevada Utilities and one of the intervening parties filed petitions for reconsideration that were granted by the PUCN. The PUCN will reexamine the record and issue a modified order or reaffirm its original order with the outcome expected in the fourth quarter of 2021.

Senate Bill 448 ("SB 448")

SB 448 was signed into law on June 10, 2021. The legislation is intended to accelerate transmission development, renewable energy and storage within the state of Nevada and requires the Nevada Utilities to submit a plan to accelerate transportation electrification in the state and file a plan for certain high-voltage transmission infrastructure projects. SB 448 requires the Nevada Utilities to amend its most recently filed resource plan to include a plan for certain high-voltage transmission infrastructure construction projects that will be placed into service not later than December 31, 2028 and requires the IRP to include at least one scenario of low carbon dioxide emissions that uses sources of supply that will achieve certain reductions in carbon dioxide emissions. SB 448 also requires the Nevada Utilities, on or before September 1, 2021, to file a plan to invest in certain transportation electrification programs during the period beginning January 1, 2022, and ending on December 31, 2024, and establishes requirements for the contents of the transportation electrification investment plan for that period. It also establishes requirements for the review and the acceptance or modification of the transportation electrification investment plan by the PUCN. In September 2021, the Nevada Utilities filed an application for the approval of their Economic Recovery Transportation Electrification Plan to accelerate transportation electrification in the state of Nevada. In addition, the Nevada Utilities filed an amendment to the 2021 Joint IRP for the approval of their Transmission Infrastructure for a Clean Energy Economy Plan that sets forth a plan for the construction of certain high-voltage transmission infrastructure. The PUCN opened rulemakings to address the regulations in SB 448.

ON Line Temporary Rider ("ONTR")

In October 2021, Sierra Pacific filed an application with the PUCN for approval of the ONTR and corresponding updates to its electric rate tariffs to authorize recovery of the One Nevada Transmission Line ("ON Line") regulatory asset being accumulated as a result of the ON Line cost reallocation and the on-going reallocated revenue requirement. Sierra Pacific's application would, if approved by the PUCN as filed, result in a one-time rate increase of $28 million to be collected over a nine-month period starting on April 1, 2022.

Northern Powergrid Distribution Companies

In December 2020, GEMA, through Ofgem, published its final determinations for transmission and gas distribution networks in Great Britain. Regarding the allowed return on capital, Ofgem determined a cost of equity of 4.55% (plus inflation calculated using the United Kingdom's consumer price index including owner occupiers' housing costs ("CPIH")). In March 2021, all the transmission and gas distribution networks lodged appeals with the Competition and Markets Authority against Ofgem's determination for the cost of equity. In August 2021, the Competition and Markets Authority published a provisional determination that proposed to uphold the 4.55% cost of equity, which was confirmed in their final determination in October 2021. These determinations do not apply directly to Northern Powergrid, but aspects of the proposals are capable of application at Northern Powergrid's next price control, ("ED2"), which will begin in April 2023.

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

In July 2021, Northern Powergrid submitted and published its draft business plan for April 2023 to March 2028. If adopted, this plan would involve annual capital and operating expenditures of £642 million, an increase relative to the £471 million average annual capital and operating expenditures expected over the current price control period (April 2015 to March 2023). A final business plan submission for 2023-2028 will be submitted in December 2021, ahead of GEMA's draft and final determinations which are expected around June and December 2022, respectively. A new price control can be implemented by GEMA without the consent of the licensee but, if a licensee disagrees with the decision, it can appeal the matter to the United Kingdom's Competition and Markets Authority. In general terms, an appeal may also be sought by another licensee whose interests are materially affected by the decision, a trade association that represents a licensee and Citizens Advice, as the representative of consumers whose interests are materially affected by the decision.

BHE Pipeline Group

BHE GT&S

In September 2021, Eastern Gas Transmission and Storage, Inc. ("EGTS") filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022 subject to refund and the outcome of hearing procedures. This matter is pending.

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

BHE Transmission

AltaLink

Tariff Refund Application

In January 2021, driven by the pandemic and economic shutdown that negatively impacted all Albertans, AltaLink filed an application with the AUC that requested approval of tariff relief measures totaling C$350 million over the three-year period, 2021 to 2023. The tariff relief measures consisted of a proposed refund to customers of C$150 million of previously collected future income taxes and C$200 million of surplus accumulated depreciation.

In March 2021, the AUC issued a decision on AltaLink's Tariff Refund Application and approved a 2021 customer tariff refund in the amount of C$230 million and a net 2021 tariff reduction of C$224 million, which provided Alberta customers with immediate tariff relief in 2021. The approved 2021 tariff refund included a refund of C$150 million of previously collected future income tax and a refund of C$80 million of accumulated depreciation surplus. Tariff relief measures for years 2022 and 2023 were proposed in AltaLink's 2022-2023 GTA.

In April 2021, the AUC confirmed its approval of AltaLink's customer tariff refund as provided in the decision issued in March 2021 and detailed its reasons for the decision. Specifically, the AUC found that the exceptional circumstances faced by Alberta customers in 2021 brought to bear an unprecedented need for rate relief that has not existed previously. These exceptional circumstances included the current economic downturn due to COVID-19, the collapse in the world price of oil and the resulting significant negative impact to Albertans and businesses. As a result, immediate and temporary relief was warranted.

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

In September 2021, AltaLink provided responses to information requests from the AUC and filed an amended application to reflect certain adjustments and forecast updates. The amended application requested the approval of transmission tariffs of C$820 million and C$843 million for 2022 and 2023, respectively. Oral argument and reply argument were completed in a hearing in October 2021. A decision from the AUC is expected in January 2022.

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

In January 2021, AltaLink submitted a letter to the AUC stating that due to ongoing capital market volatility and other COVID-19 related uncertainties there are reasonable grounds for extending the currently approved 2021 return on equity and deemed equity ratio on a final basis for 2022. AltaLink further stated there was insufficient time to complete a full generic cost of capital proceeding in 2021, in order to issue a decision prior to the beginning of 2022 and a formula-based approach should not be considered at this time. AltaLink suggested that a proceeding could be restarted in the third quarter of 2021, for 2023 and subsequent years.

In March 2021, the AUC issued its decision with respect to setting the return on equity and deemed equity ratios for AltaLink. The AUC approved an equity return of 8.5% and an equity ratio of 37% for 2022, based on continuing economic and market uncertainties, the unsettled nature of capital markets, and the need for certainty and stability for Alberta customers.

In April 2021, the Utilities Consumer Advocate filed an application with the Alberta Court of Appeal requesting permission to appeal the AUC's decision that set the return on equity of 8.5% and equity ratio of 37% on a final basis for 2022. In the appeal, the Utilities Consumer Advocate alleged that the AUC erred by failing to fulfill its statutory obligation of establishing a fair return and by failing to apply procedural fairness. The Utilities Consumer Advocate additionally filed an application with the AUC for review and variance of the AUC's decision. The basis for the application was the same as the permission to appeal filed with the Alberta Court of Appeal.

In August 2021, the AUC denied the Utilities Consumer Advocate's application for review and variance of its decision that extended the approved 2020 and 2021 return on equity of 8.5% and equity ratio of 37% to 2022. In September 2021, the Alberta Court of Appeal heard the Utilities Consumer Advocate's permission to appeal application. In October 2021, the Alberta Court of Appeal issued its judgement dismissing the Utilities Consumer Advocate's application for leave to appeal the AUC decision setting final rates for 2022.

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

Climate Change

In December 2015, an international agreement was negotiated by 195 nations to create a universal framework for coordinated action on climate change in what is referred to as the Paris Agreement. The Paris Agreement reaffirms the goals of limiting global temperature increase well below 2 degrees Celsius, while urging efforts to limit the increase to 1.5 degrees Celsius and reaching a global peak of greenhouse gas emissions as soon as possible to achieve climate neutrality by mid-century; establishes commitments by all parties to make nationally determined contributions and pursue domestic measures aimed at achieving the commitments; commits all countries to submit emissions inventories and report regularly on their emissions and progress made in implementing and achieving their nationally determined commitments; and commits all countries to submit new commitments every five years, with the expectation that the commitments will get more aggressive. In the context of the Paris Agreement, the United States agreed to reduce GHG emissions 26% to 28% by 2025 from 2005 levels. After more than 55 countries representing more than 55% of global GHG emissions submitted their ratification documents, the Paris Agreement became effective November 4, 2016. On June 1, 2017, President Trump announced the United States would begin the process of withdrawing from the Paris Agreement. The United States completed its withdrawal from the Paris Agreement on November 4, 2020. President Biden accepted the terms of the climate agreement January 20, 2021, and the United States completed its reentry February 19, 2021. At a Climate Leaders Summit held April 22 through April 23, 2021, President Biden announced new climate goals to cut GHG 50%-52% economy-wide by 2030 compared to 2005 levels and to reach 100% carbon pollution-free electricity by 2035. Additional details on how the United States will implement these goals is anticipated to be released through fall 2021.

Regional and State Activities

Several states have promulgated or otherwise participate in state-specific or regional laws or initiatives to report or mitigate GHG emissions. These are expected to impact the relevant Registrant and include:
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
•On May 17, 2021, the state of Washington passed the Climate Commitment Act (Senate Bill 5126), which creates an economy-wide cap-and-trade program to reduce GHG emissions. Under the Climate Commitment Act, the Washington Department of Ecology must establish progressively declining annual allowance budgets for emissions of GHG beginning January 1, 2023. PacifiCorp is subject to the Climate Commitment Act as an importer and generator of electricity in Washington.

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

GHG Performance Standards

Under the Clean Air Act, the EPA may establish emissions standards that reflect the degree of emissions reductions achievable through the best technology that has been demonstrated, taking into consideration the cost of achieving those reductions and any non-air quality health and environmental impact and energy requirements. On August 3, 2015, the EPA issued final new source performance standards, establishing a standard of 1,000 pounds of carbon dioxide per MWh for large natural gas-fueled generating facilities and 1,400 pounds of carbon dioxide per MWh for new coal-fueled generating facilities with the "Best System of Emission Reduction" reflecting highly efficient supercritical pulverized coal facilities with partial carbon capture and sequestration or integrated gasification combined-cycle units that are co-fired with natural gas or pre-combustion slipstream capture of carbon dioxide. The new source performance standards were appealed to the D.C. Circuit and oral argument was scheduled for April 17, 2017. However, oral argument was deferred and the court held the case in abeyance for an indefinite period of time. On December 6, 2018, the EPA announced revisions to new source performance standards for new and reconstructed coal-fueled units. EPA proposes to revise carbon dioxide emission limits for new coal-fueled facilities to 1,900 pounds per MWh for small units and 2,000 pounds per MWh for large units. The EPA would define the best system of emission reduction for new and modified units as the most efficient demonstrated steam cycle, combined with best operating practices. On January 12, 2021, EPA finalized a rule focused solely on a significant contribution finding for purposes of regulating source categories' GHG emissions. The final rule sets no specific regulatory standards and contains no regulatory text, nor does it address what constitutes the best system of emission reduction for new, modified and reconstructed electric generating units. The EPA confirms in the "significant contribution" rule that electric generating units remain a listed source category under Clean Air Act Section 111(b), reaching that conclusion through the introduction of an emissions threshold framework by which a source category is deemed to contribute significantly to dangerous air pollution due to their GHG emissions if the amount of those emissions exceeds 3% of total GHG emissions in the United States. Under this methodology, no other source category would qualify for regulation. Because the significant contribution rule did not alter the emission limits or technology requirements of the 2015 rule, any new fossil-fueled generating facilities will be required to meet the GHG new source performance standards. The D.C. Circuit vacated the significant contribution rule April 5, 2021, remanding it for further proceedings.

New Source Performance Standards for Methane Emissions

In August 2020, the EPA finalized regulations to rescind standards for methane emissions from the oil and gas sector. The changes eliminate requirements to regulate methane emissions from the production, processing, transmission and storage of oil and gas. The rule was immediately challenged by environmental and tribal groups, as wells as numerous states. In January 2021, the D.C. Circuit lifted an administrative stay and allowed the rule to take effect, finding that groups challenging the rule had not met the standard for a long-term stay. On June 30, 2021, President Biden signed into law a joint resolution of Congress, adopted under the Congressional Review Act, disapproving the August 2020 rule. The resolution has the effect of reinstating the 2012 volatile organic compounds standards and the 2016 volatile organic compounds and methane standards for the oil and natural gas transmission and storage segments, as well as the methane standards for the production and processing segments of the oil and gas sector. On November 2, 2021, the EPA released proposed rules in response to Executive Order 13990. The November 2021 proposed rule would reduce methane emissions from both new and existing sources in the oil and natural gas industry. The proposal would expand and strengthen emissions reduction requirements for new, modified and reconstructed oil and natural gas sources, and would require states to reduce methane emissions from existing sources nationwide. The EPA intends to issue a supplemental proposal in 2022 and to finalize the rule by the end of 2022. Until the rule is finalized, the relevant Registrants cannot determine the full impacts of the proposed rule.

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

In June 2010, the EPA finalized a new NAAQS for SO2. Under the 2010 rule, areas must meet a one-hour standard of 75 parts per billion utilizing a three-year average. The rule utilizes source modeling in addition to the installation of ambient monitors where SO2 emissions impact populated areas. Attainment designations were due by June 2012; however, citing a lack of sufficient information to make the designations, the EPA did not issue its final designations until July 2013 and determined, at that date, that a portion of Muscatine County, Iowa was in nonattainment for the one-hour SO2 standard. MidAmerican Energy's Louisa coal-fueled generating facility is located just outside of Muscatine County, south of the violating monitor. In its final designation, the EPA indicated that it was not yet prepared to conclude that the emissions from the Louisa coal-fueled generating facility contribute to the monitored violation or to other possible violations, and that in a subsequent round of designations, the EPA will make decisions for areas and sources outside Muscatine County. MidAmerican Energy does not believe a subsequent nonattainment designation will have a material impact on the Louisa coal-fueled generating facility. Although the EPA's July 2013 designations did not impact PacifiCorp's or the Nevada Utilities' generating facilities, the EPA's assessment of SO2 area designations will continue with the deployment of additional SO2 monitoring networks across the country. On February 25, 2019, the EPA issued a decision to retain the 2010 SO2 NAAQS without revision.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit Court of Appeals ("Tenth Circuit") in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the NOx and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the NOx and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The EPA, United States Department of Justice, state of Wyoming and PacifiCorp executed a settlement agreement December 16, 2020, removing the requirement to install SCR in lieu of monthly and annual NOx emissions limits. The settlement agreement was subject to a comment period which ended July 6, 2021. Litigation in the Tenth Circuit remains stayed pending finalization of the settlement agreement.

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2 and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2 and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. The EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a FIP requiring the installation of SCR controls at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon plant enforceable under the SIP and removes the requirement to install SCR technology on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon plant federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington plants. The proposed approval withdraws the FIP requirements to install SCR on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington plants. The Utah Regional Haze SIP Alternative took effect December 28, 2020. As a result of these actions, the Tenth Circuit dismissed the Utah regional haze petitions on January 11, 2021. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. PacifiCorp and the state of Utah moved to intervene in the litigation, which has been stayed pending the Biden administration's review of the rule.

Water Quality Standards

In April 2014, the EPA and the United States Army Corps of Engineers ("Corps of Engineers") issued a joint proposal to address "waters of the United States" to clarify protection under the Clean Water Act for streams and wetlands. The proposed rule came as a result of United States Supreme Court decisions in 2001 and 2006 that created confusion regarding jurisdictional waters that were subject to permitting under either nationwide or individual permitting requirements. The final rule was released in May 2015 but was appealed in multiple courts and a nationwide stay on the implementation of the rule was issued in October 2015. On January 13, 2017, the United States Supreme Court granted a petition to address jurisdictional challenges to the rule. On July 27, 2017, the EPA and the Corps of Engineers issued a proposal to repeal the final rule and recodify the pre-existing rules pending issuance of a new rule, which was finalized September 12, 2019. On January 22, 2018, the United States Supreme Court issued its decision related to the jurisdictional challenges to the rule, holding that federal district courts, rather than federal appeals courts, have proper jurisdiction to hear challenges to the rule and instructed the Sixth Circuit Court of Appeals to dismiss the petitions for review for lack of jurisdiction, clearing the way for imposition of the rule in certain states barring final action by the EPA to formalize the extension of the compliance deadline. On December 11, 2018, the EPA and the Corps of Engineers proposed a revised definition of "waters of the United States" that is intended to further clarify jurisdictional questions, eliminate case-by-case determinations and narrow Clean Water Act jurisdiction to align with Justice Scalia's 2006 opinion in Rapanos v. United States. On January 23, 2020, the EPA and the Corps of Engineers signed the final rule narrowing the federal government's permitting authority under the Clean Water Act. The new Navigable Waters Protection Rule, redefines what waters qualify as navigable waters of the United States and are under Clean Water Act jurisdiction. Under the new rule, the Clean Water Act is considered to cover territorial seas and traditional navigable waters; tributaries that flow into jurisdictional waters; wetlands that are directly adjacent to jurisdictional waters; and lakes, ponds and impoundments of jurisdictional waters. On June 9, 2021, the EPA and the Corps of Engineers announced their intention to again revise the definition of "waters of the United States." After reviewing the Navigable Waters Protection Rule in accordance with Executive Order 13990, the agencies determined that the rule significantly reduced clean water protections. The agencies announced their intention to restore the clean water protections that were in place prior to the implementation of the "waters of the United States" rule in 2015. On August 30, 2021, the United States District Court for the District of Arizona vacated the Navigable Waters Protection Rule and the agencies quickly announced that they would no longer implement the rule nationwide. As a result, the agencies are relying on the pre-2015 regulatory definition of "waters of the United States" until they promulgate a new definition. Projects that are already permitted under the Navigable Waters Protection Rule and those that received an approved jurisdictional determination in reliance on the rule may continue to rely on those authorizations until they expire. Until the agencies take final action to update the definition of "waters of the United States," impacts to the relevant Registrants cannot be determined.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2021, the related consolidated statements of operations and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 5, 2021

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$893	$13
Trade receivables, net	732	703
Other receivables, net	41	48
Inventories	465	482
Derivative contracts	153	27
Regulatory assets	70	116
Prepaid expenses	89	79
Other current assets	24	55
Total current assets	2,467	1,523

Property, plant and equipment, net	22,748	22,430
Regulatory assets	1,326	1,279
Other assets	530	470

Total assets	$27,071	$25,702

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$624	$772
Accrued interest	115	127
Accrued property, income and other taxes	159	80
Accrued employee expenses	117	84
Short-term debt	—	93
Current portion of long-term debt	574	420
Regulatory liabilities	112	115
Other current liabilities	241	174
Total current liabilities	1,942	1,865

Long-term debt	8,625	8,192
Regulatory liabilities	2,759	2,727
Deferred income taxes	2,781	2,627
Other long-term liabilities	1,064	1,118
Total liabilities	17,171	16,529

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,437	4,711
Accumulated other comprehensive loss, net	(18)	(19)
Total shareholders' equity	9,900	9,173

Total liabilities and shareholders' equity	$27,071	$25,702

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Operating revenue	$1,491	$1,479	$4,031	$3,829

Operating expenses:
Cost of fuel and energy	505	499	1,370	1,299
Operations and maintenance	267	332	781	829
Depreciation and amortization	272	234	811	696
Property and other taxes	54	53	158	154
Total operating expenses	1,098	1,118	3,120	2,978

Operating income	393	361	911	851

Other income (expense):
Interest expense	(110)	(107)	(322)	(319)
Allowance for borrowed funds	6	14	18	36
Allowance for equity funds	13	29	38	73
Interest and dividend income	7	2	18	8
Other, net	(5)	5	5	9
Total other income (expense)	(89)	(57)	(243)	(193)

Income before income tax (benefit) expense	304	304	668	658
Income tax (benefit) expense	(28)	18	(58)	30
Net income	$332	$286	$726	$628
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2020	$2	$—	$4,479	$4,314	$(15)	$8,780
Net income	—	—	—	286	—	286
Balance, September 30, 2020	$2	$—	$4,479	$4,600	$(15)	$9,066

Balance, December 31, 2019	$2	$—	$4,479	$3,972	$(16)	$8,437
Net income	—	—	—	628	—	628
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2020	$2	$—	$4,479	$4,600	$(15)	$9,066

Balance, June 30, 2021	$2	$—	$4,479	$5,105	$(19)	$9,567
Net income	—	—	—	332	—	332
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2021	$2	$—	$4,479	$5,437	$(18)	$9,900

Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173
Net income	—	—	—	726	—	726
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2021	$2	$—	$4,479	$5,437	$(18)	$9,900

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$726	$628
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	811	696
Allowance for equity funds	(38)	(73)
Changes in regulatory assets and liabilities	(185)	(17)
Deferred income taxes and amortization of investment tax credits	33	(48)
Other, net	—	2
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(1)	(150)
Inventories	17	(97)
Derivative collateral, net	19	22
Prepaid expenses	(11)	(4)
Accrued property, income and other taxes, net	96	84
Accounts payable and other liabilities	77	248
Net cash flows from operating activities	1,544	1,291

Cash flows from investing activities:
Capital expenditures	(1,157)	(1,618)
Other, net	7	31
Net cash flows from investing activities	(1,150)	(1,587)

Cash flows from financing activities:
Proceeds from long-term debt	984	987
Repayments of long-term debt	(400)	—
Repayments of short-term debt	(93)	(130)
Other, net	(5)	—
Net cash flows from financing activities	486	857

Net change in cash and cash equivalents and restricted cash and cash equivalents	880	561
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	19	36
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$899	$597

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$893	$13
Restricted cash included in other current assets	4	4
Restricted cash included in other assets	2	2
Total cash and cash equivalents and restricted cash and cash equivalents	$899	$19

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2021	2020
Utility Plant:
Generation	15 - 59 years	$13,635	$12,861
Transmission	60 - 90 years	7,833	7,632
Distribution	20 - 75 years	7,889	7,660
Intangible plant(1)	5 - 75 years	1,083	1,054
Other	5 - 60 years	1,535	1,510
Utility plant in service		31,975	30,717
Accumulated depreciation and amortization		(10,370)	(9,838)
Utility plant in service, net		21,605	20,879
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	9	9
Plant, net		21,614	20,888
Construction work-in-progress		1,134	1,542
Property, plant and equipment, net		$22,748	$22,430

(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

Effective January 1, 2021, PacifiCorp revised its depreciation rates based on its recent depreciation study that was approved by its state regulatory commissions, other than in California. The approved depreciation rates resulted in an increase in depreciation expense of approximately $38 million for the three-month period ended September 30, 2021 as compared to the three-month period ended September 30, 2020, and $120 million for the nine-month period ended September 30, 2021 compared to the nine-month period ended September 30, 2020 based on historical property, plant and equipment balances and including depreciation of certain coal-fueled generating units in Washington over accelerated periods.

(4)    Recent Financing Transactions

Long-term Debt

In November 2021, PacifiCorp exercised its par call redemption option, available in the final three months prior to scheduled maturity, and redeemed $450 million of its 2.95% Series First Mortgage Bonds that was originally due February 2022.

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

Common Shareholder's Equity

In October 2021, PacifiCorp declared a common stock dividend of $150 million, payable in November 2021, to PPW Holdings LLC.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	4	3	4	3
Federal income tax credits	(20)	(15)	(20)	(12)
Effects of ratemaking	(13)	(4)	(14)	(8)
Other	(1)	1	—	1
Effective income tax rate	(9)%	6%	(9)%	5%

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

Effects of ratemaking for the three- and nine-month periods ended September 30, 2021, and 2020 is primarily attributable to activity associated with excess deferred income taxes. Excess deferred income tax amortization, net of deferrals, was $89 million for the nine-month period ended September 30, 2021, including the use of $3 million to amortize certain regulatory asset balances in Wyoming, as compared to $41 million for the nine-month period ended September 30, 2020, including the use of $30 million to accelerate depreciation of certain retired equipment in Oregon. Excess deferred income tax amortization, net of deferrals, was $41 million for the three-month period ended September 30, 2021, as compared to $6 million for the three-month period ended September 30, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its United States federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month period ended September 30, 2021 PacifiCorp received net cash payments for federal and state income tax from BHE totaling $109 million. For the nine-month period ended September 30, 2020 PacifiCorp made net cash payments for federal and state income tax to BHE totaling $79 million.

(6)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Pension:
Service cost	$—	$—	$—	$—
Interest cost	8	9	22	27
Expected return on plan assets	(12)	(14)	(39)	(42)
Settlement	4	—	4	—
Net amortization	5	4	15	13
Net periodic benefit cost (credit)	$5	$(1)	$2	$(2)

Other postretirement:
Service cost	$—	$—	$1	$1
Interest cost	1	2	5	7
Expected return on plan assets	(2)	(3)	(6)	(10)
Net amortization	1	—	1	—
Net periodic benefit (credit) cost	$—	$(1)	$1	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $1 million, respectively, during 2021. As of September 30, 2021, $3 million of contributions had been made to the pension plans.

The amount of lump sum pension distributions in 2021 resulted in a July 31, 2021 remeasurement of the pension plan assets and projected benefit obligation. As a result of the remeasurement, PacifiCorp recognized a settlement loss of $4 million, net of regulatory deferrals. Additionally, the pension plan's underfunded status and regulatory asset each decreased by $84 million.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2021
Not designated as hedging contracts(1):
Commodity assets	$159	$40	$4	$1	$204
Commodity liabilities	—	—	(46)	(9)	(55)
Total	159	40	(42)	(8)	149

Total derivatives	159	40	(42)	(8)	149
Cash collateral (payable) receivable	(6)	—	11	—	5
Total derivatives - net basis	$153	$40	$(31)	$(8)	$154

As of December 31, 2020
Not designated as hedging contracts(1):
Commodity assets	$29	$6	$1	$—	$36
Commodity liabilities	(2)	—	(23)	(28)	(53)
Total	27	6	(22)	(28)	(17)

Total derivatives	27	6	(22)	(28)	(17)
Cash collateral receivable	—	—	15	9	24
Total derivatives - net basis	$27	$6	$(7)	$(19)	$7

(1)PacifiCorp's commodity derivatives are generally included in rates. As of September 30, 2021 a regulatory liability of $149 million was recorded related to the net derivative asset of $149 million. As of December 31, 2020 a regulatory asset of $17 million was recorded related to the net derivative liability of $17 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Beginning balance	$(102)	$68	$17	$62
Changes in fair value	(128)	(49)	(247)	(21)
Net gains (losses) reclassified to operating revenue	—	1	(5)	14
Net gains (losses) reclassified to cost of fuel and energy	81	(11)	86	(46)
Ending balance	$(149)	$9	$(149)	$9

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2021	2020

Electricity sales, net	Megawatt hours	—	(1)
Natural gas purchases	Decatherms	101	100

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2021, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $54 million and $51 million as of September 30, 2021 and December 31, 2020, respectively, for which PacifiCorp had posted collateral of $11 million and $24 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2021 and December 31, 2020, PacifiCorp would have been required to post $36 million and $25 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2021
Assets:
Commodity derivatives	$—	$204	$—	$(11)	$193
Money market mutual funds	876	—	—	—	876
Investment funds	31	—	—	—	31
	$907	$204	$—	$(11)	$1,100

Liabilities - Commodity derivatives	$—	$(55)	$—	$16	$(39)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$36	$—	$(3)	$33
Money market mutual funds	6	—	—	—	6
Investment funds	25	—	—	—	25
	$31	$36	$—	$(3)	$64

Liabilities - Commodity derivatives	$—	$(53)	$—	$27	$(26)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $5 million and $24 million as of September 30, 2021 and December 31, 2020, respectively.

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

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$9,199	$11,005	$8,612	$10,995

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

    California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, private and public property damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California (the "2020 Wildfires"). The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

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

As of September 30, 2021, PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, property damage, personal injury damages and loss of life damages. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the lack of specific claims for all potential claimants. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application by January 16, 2021, to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. On January 13, 2021, the new license transfer application was filed with the FERC, notifying it that PacifiCorp and the KRRC are not accepting co-licensee status under FERC's July 2020 order, and instead are seeking the license transfer outcome described in the new license transfer application. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC and the States as co-licensees. The transfer will be effective after PacifiCorp secures property transfer approvals from its state public utility commissions and 30 days following the issuance of a license surrender order from the FERC for the project. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions approved the property transfer. In August 2021, PacifiCorp notified the Public Service Commission of Utah of the property transfer, however no formal approval is required in Utah.

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

(10)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Customer Revenue:
Retail:
Residential	$530	$519	$1,442	$1,363
Commercial	428	418	1,180	1,122
Industrial	296	293	849	838
Other retail	98	114	214	209
Total retail	1,352	1,344	3,685	3,532
Wholesale	58	59	124	76
Transmission	55	33	117	79
Other Customer Revenue	26	42	80	88
Total Customer Revenue	1,491	1,478	4,006	3,775
Other revenue	—	1	25	54
Total operating revenue	$1,491	$1,479	$4,031	$3,829

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

Results of Operations for the Third Quarter and First Nine Months of 2021 and 2020

Overview

Net income for the third quarter of 2021 was $332 million, an increase of $46 million, or 16%, compared to 2020. Net income increased primarily due to lower operations and maintenance expense of $65 million, primarily due to prior year costs associated with the Klamath Hydroelectric Project and estimated losses in the prior year associated with wildfires, lower income tax expense of $46 million primarily due to the impacts of ratemaking and higher PTCs recognized due to new wind-powered generating facilities placed in-service, and higher utility margin of $6 million, partially offset by higher depreciation and amortization expense of $38 million, including the impacts of the depreciation study for which rates became effective January 2021, and lower allowances for equity and borrowed funds used during construction of $24 million. Utility margin increased primarily due to higher retail and wheeling revenue, higher deferred net power costs in accordance with established adjustment mechanisms, lower purchased electricity volumes and higher REC revenue, partially offset by higher purchased electricity prices, thermal generation costs, and wheeling expenses. Retail customer volumes increased 2.1%, primarily due to an increase in the average number of customers and higher customer usage. Energy generated increased 9% for the third quarter of 2021 compared to 2020 primarily due to higher wind-powered, coal-fueled, and natural gas-fueled generation, partially offset by lower hydroelectric generation. Wholesale electricity sales volumes increased 4% and purchased electricity volumes decreased 16%.

Net income for the first nine months of 2021 was $726 million, an increase of $98 million, or 16%, compared to 2020. Net income increased primarily due to higher utility margin of $131 million, lower income tax expense of $118 million (excluding prior year impacts of the Oregon RAC settlement offset in depreciation expense), primarily from the impacts of ratemaking and higher PTCs recognized due to new wind-powered generating facilities placed in-service, lower operations and maintenance expense of $48 million, primarily due to prior year costs associated with the Klamath Hydroelectric Project and estimated losses in the prior year associated with wildfires, partially offset by higher depreciation and amortization expense of $115 million, including the impacts of the depreciation study for which rates became effective January 2021, and lower allowances for equity and borrowed funds used during construction of $53 million. Utility margin increased primarily due to the higher retail, wholesale, and wheeling revenue, higher deferred net power costs in accordance with established adjustment mechanisms, lower purchased electricity volumes and higher REC revenue, partially offset by higher purchased electricity prices, thermal generation costs and wheeling expenses. Retail customer volumes increased 4.4%, primarily due to higher customer usage, an increase in the average number of customers, and favorable impacts of weather. Energy generated increased 14% for the first nine months of 2021 compared to 2020 primarily due to higher coal-fueled, wind-powered, and natural gas-fueled generation, partially offset by lower hydroelectric generation. Wholesale electricity sales volumes increased 20% and purchased electricity volumes decreased 16%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin:
Operating revenue	$1,491	$1,479	$12	1%	$4,031	$3,829	$202	5%
Cost of fuel and energy	505	499	6	1	1,370	1,299	71	5
Utility margin	986	980	6	1	2,661	2,530	131	5
Operations and maintenance	267	332	(65)	(20)	781	829	(48)	(6)
Depreciation and amortization	272	234	38	16	811	696	115	17
Property and other taxes	54	53	1	2	158	154	4	3
Operating income	$393	$361	$32	9%	$911	$851	$60	7%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$1,491	$1,479	$12	1%	$4,031	$3,829	$202	5%
Cost of fuel and energy	505	499	6	1	1,370	1,299	71	5
Utility margin	$986	$980	$6	1%	$2,661	$2,530	$131	5%

Sales (GWhs):
Residential	4,732	4,622	110	2%	13,396	12,699	697	5%
Commercial	5,078	4,799	279	6	14,181	13,157	1,024	8
Industrial, irrigation and other	5,375	5,446	(71)	(1)	14,976	14,907	69	—
Total retail	15,185	14,867	318	2	42,553	40,763	1,790	4
Wholesale	1,093	1,053	40	4	3,928	3,266	662	20
Total sales	16,278	15,920	358	2%	46,481	44,029	2,452	6%

Average number of retail customers (in thousands)	2,006	1,971	35	2%	1,998	1,963	35	2%

Average revenue per MWh:
Retail	$88.91	$90.25	$(1.34)	(1)%	$86.53	$86.60	$(0.07)	—%
Wholesale	$53.45	$57.54	$(4.09)	(7)%	$37.23	$38.58	$(1.35)	(3)%

Heating degree days	196	194	2	1%	6,111	6,132	(21)	—%
Cooling degree days	1,681	1,658	23	1%	2,427	2,097	330	16%

Sources of energy (GWhs)(1):
Coal	9,011	8,576	435	5%	24,157	22,001	2,156	10%
Natural gas	3,886	3,638	248	7	10,174	8,881	1,293	15
Hydroelectric(2)	380	414	(34)	(8)	1,981	2,351	(370)	(16)
Wind and other(2)	1,323	720	603	84	4,534	2,696	1,838	68
Total energy generated	14,600	13,348	1,252	9	40,846	35,929	4,917	14
Energy purchased	3,058	3,621	(563)	(16)	9,407	11,245	(1,838)	(16)
Total	17,658	16,969	689	4%	50,253	47,174	3,079	7%

Average cost of energy per MWh:
Energy generated(3)	$18.39	$18.65	$(0.26)	(1)%	$17.98	$17.95	$0.03	—%
Energy purchased	$88.48	$53.28	$35.20	66%	$67.10	$45.85	$21.25	46%

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

Quarter Ended September 30, 2021 compared to Quarter Ended September 30, 2020

Utility margin increased $6 million, or 1%, for the third quarter of 2021 compared to 2020 primarily due to:
•$103 million of higher deferred net power costs in accordance with established adjustment mechanisms;
•$12 million of favorable wheeling activities;
•$8 million increase in retail revenue primarily due to higher customer volumes, partially offset by lower rates driven by certain general rate case orders. Retail customer volumes increased 2.1%, primarily due to an increase in the average number of customers, and higher customer usage, partially offset by the unfavorable impact of weather; and
•$6 million of higher REC, fly ash and by-product revenues.
The increases above were partially offset by:
•$80 million of higher purchased electricity costs from higher average market prices, partially offset by lower volumes;
•$27 million of lower other revenue due to impacts of the Oregon RAC settlement (offset in depreciation expense) in the prior year;
•$13 million of higher natural gas-fueled generation costs due to higher average prices and higher volumes; and
•$7 million of higher coal-fueled generation costs primarily due to higher volumes, partially offset by lower average prices.
Operations and maintenance decreased $65 million, or 20%, for the third quarter of 2021 compared to 2020 primarily due to prior year costs associated with the Klamath Hydroelectric Project and estimated losses in the prior year associated with wildfires and lower thermal plant maintenance expense, including overhauls, partially offset by higher wind plant and distribution maintenance.

Depreciation and amortization increased $38 million, or 16%, for the third quarter of 2021 compared to 2020 primarily due to the impacts of a depreciation study effective January 1, 2021 of approximately $38 million and higher plant in-service balances, partially offset by prior year accelerated depreciation of $27 million (offset in other revenue) due to the prior year Oregon RAC settlement.

Allowance for borrowed and equity funds decreased $24 million, or 56%, for the third quarter of 2021 compared to 2020 primarily due to lower qualified construction work-in-progress balances.

Other, net decreased $10 million for the third quarter of 2021 compared to 2020 primarily due to the July 2021 pension settlement loss and market movements related to corporate-owned life insurance policies.

Income tax (benefit) expense decreased $46 million to a benefit of $28 million for the third quarter of 2021 compared to expense of $18 million for the third quarter of 2020. The effective tax rate was (9)% for 2021 and 6% for 2020. The effective tax rate decreased primarily as a result of higher effects of ratemaking associated with excess deferred income tax amortization in the current year and increased PTCs from PacifiCorp's new wind-powered generating facilities.

First Nine Months of 2021 compared to First Nine Months of 2020

Utility margin increased $131 million, or 5%, for the first nine months of 2021 compared to 2020 primarily due to:
•$152 million increase in retail revenue primarily due to higher customer volumes, partially offset by lower rates driven by certain general rate case orders. Retail customer volumes increased 4.4%, primarily due to higher customer usage, an increase in the average number of customers, and the favorable impact of weather;
•$151 million of higher deferred net power costs in accordance with established adjustment mechanisms;
•$21 million of favorable wheeling activities;
•$20 million of higher wholesale revenue due to higher wholesale volumes, partially offset by lower average wholesale market prices; and
•$18 million of higher REC, fly ash and by-product revenues.

The increases above were partially offset by:
•$117 million of higher purchased electricity costs due to higher average prices, partially offset by lower volumes;
•$58 million of higher natural gas-fueled generation costs due to higher average prices and higher volumes;
•$34 million of lower other revenue due to impacts of the Oregon RAC settlement (offset in depreciation expense) in the prior year; and
•$33 million of higher coal-fueled generation costs primarily due to higher volumes, partially offset by lower average prices.
Operations and maintenance decreased $48 million, or 6%, for the first nine months of 2021 compared to 2020 primarily due to prior year costs associated with the Klamath Hydroelectric Project and estimated losses in the prior year associated with wildfires, lower thermal plant maintenance expense, including overhauls, and lower employee expenses, partially offset by higher wind plant and distribution maintenance and higher vegetation management costs.

Depreciation and amortization increased $115 million, or 17%, for the first nine months of 2021 compared to 2020 primarily due to the impacts of a depreciation study effective January 1, 2021 of approximately $120 million, and higher plant in-service balances, partially offset by a $71 million decrease due to the prior year Oregon RAC settlement ($3 million in the first quarter of 2021 (fully offset in other revenue) compared to $74 million in 2020 ($34 million offset in other revenue and $40 million offset in income tax expense)).

Allowance for borrowed and equity funds decreased $53 million, or 49%, for the first nine months of 2021 compared to 2020 primarily due to lower qualified construction work-in-progress balances and allowance for borrowed and equity funds rates.

Income tax (benefit) expense decreased $88 million to a benefit of $58 million for the first nine months of 2021 compared to expense of $30 million the first nine months of 2020. The effective tax rate was (9)% for 2021 and 5% for 2020. The effective tax rate decreased primarily as a result of increased PTCs from PacifiCorp's new wind-powered generating facilities and as a result of higher effects of ratemaking associated with excess deferred income tax amortization in the current year.

Liquidity and Capital Resources

As of September 30, 2021, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$893

Credit facilities	1,200
Less:
Tax-exempt bond support	(218)
Net credit facilities	982

Total net liquidity	$1,875

Credit facilities:
Maturity dates	2024
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020 were $1,544 million and $1,291 million, respectively. The change was primarily due to higher collections from retail customers and higher cash received for income taxes, partially offset by higher wholesale purchases.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020 were $(1,150) million and $(1,587) million, respectively. The change is primarily due to a decrease in capital expenditures of $461 million, partially offset by prior year proceeds from the settlement of notes receivable of $25 million associated with the sale of certain Utah mining assets in 2015. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2021 were $486 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $984 million. Uses of cash consisted substantially of $400 million for the repayment of long-term debt and $93 million for the repayment of short-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2020 were $857 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $987 million. Uses of cash consisted of $130 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of September 30, 2021, PacifiCorp had no short-term debt outstanding. As of December 31, 2020, PacifiCorp had $93 million of short-term debt outstanding at a weighted average interest rate of 0.16%.

Long-term Debt

In November 2021, PacifiCorp exercised its par call redemption option, available in the final three months prior to scheduled maturity, and redeemed $450 million of its 2.95% Series First Mortgage Bonds that was originally due February 2022.

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

Common Shareholder's Equity

In October 2021, PacifiCorp declared a common stock dividend of $150 million, payable in November 2021, to PPW Holdings LLC.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2020	2021	2021

Wind generation	$807	$110	$138
Electric distribution	360	461	637
Electric transmission	300	212	316
Other	151	374	467
Total	$1,618	$1,157	$1,558

PacifiCorp's 2019 and 2021 IRP identified a significant increase in renewable resource generation and associated transmission. PacifiCorp has included an estimate for these new resources and associated transmission in its forecast capital expenditures for 2021 through 2023. These estimates may change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:
◦Construction of wind-powered generating facilities at PacifiCorp totaling $99 million and $705 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Construction includes 674 MWs of new wind-powered generating facilities that were placed in-service in 2020 and 516 MWs that were placed in service in the first nine months of 2021. The energy production for these new facilities is expected to qualify for 100% of the federal PTCs available for 10 years once the equipment is placed in-service. Similar to PacifiCorp's 2019 IRP, the 2021 IRP identified over 1,800 MWs of new wind-powered generating resources that are expected to come online by 2025. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. Planned spending for the construction of additional wind-powered generating facilities totals $17 million for the remainder of 2021.
◦Repowering of wind-powered generating facilities at PacifiCorp totaling $9 million and $99 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Certain repowering projects for existing facilities were placed in service in 2019, 2020 and in the first nine months of 2021. The energy production from these existing repowered facilities is expected to qualify for 100% of the federal renewable electricity PTCs available for 10 years following each facility's return to service. Planned spending for the repowering of wind-powered generating facilities totals $7 million for the remainder of 2021.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes planned spend on wildfire mitigation and wildfire and storm damage restoration. Expenditures for these items totaled $144 million and $21 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Planned electric distribution spending totals $51 million for the remainder of 2021 and relates to expenditures for new connections and distribution.

•Electric transmission includes both growth projects and operating expenditures. Transmission investment through 2020 primarily reflects costs for the 140-mile 500-kV Aeolus-Bridger/Anticline transmission line, a major segment of PacifiCorp's Energy Gateway Transmission expansion program, placed in-service in November 2020. Planned spending for additional Energy Gateway Transmission segments to be placed in service in 2024-2026 totals $46 million in 2021.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $69 million and $53 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Planned information technology spending totals $47 million for the remainder of 2021 and relates to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations.

In September 2021, PacifiCorp filed its 2021 IRP with its state commissions. The IRP includes investments in new renewable energy resources, new battery storage resources and expanded transmission investments. New renewable energy resources in the IRP include more than 1,800 MW of new wind-powered generation, over 2,100 MW of new solar-powered generation and nearly 700 MW of new battery storage capacity by 2025. The IRP also outlines PacifiCorp's plan to retire or convert to natural gas all coal-fueled resources by 2042.

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

PacifiCorp issued the 2020 All Source RFP to the market in July 2020. The 2020 All Source RFP sought bids for resources capable of coming online by the end of 2024 up to the level of resources identified in PacifiCorp's 2019 IRP. An initial shortlist was identified in October 2020. The final shortlist of winning bids was submitted to OPUC in June 2021. PacifiCorp will initiate negotiations with shortlisted bids that include approximately 1,792 MWs of new wind capacity, 1,306 MWs of solar capacity and 697 MWs of battery storage to its portfolio by 2024. PacifiCorp expects that 590 MWs of the 1,792 MWs of new wind capacity will be owned with the remainder of the wind, solar and battery storage capacity being contracted resources.

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2021, the related statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 5, 2021

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$541	$38
Trade receivables, net	555	234
Inventories	244	278
Other current assets	142	73
Total current assets	1,482	623

Property, plant and equipment, net	19,773	19,279
Regulatory assets	479	392
Investments and restricted investments	975	911
Other assets	235	232

Total assets	$22,944	$21,437

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$347	$408
Accrued interest	89	78
Accrued property, income and other taxes	242	161
Other current liabilities	226	183
Total current liabilities	904	830

Long-term debt	7,716	7,210
Regulatory liabilities	943	1,111
Deferred income taxes	3,407	3,054
Asset retirement obligations	677	709
Other long-term liabilities	495	458
Total liabilities	14,142	13,372

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	8,241	7,504
Total shareholder's equity	8,802	8,065

Total liabilities and shareholder's equity	$22,944	$21,437

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$854	$728	$1,985	$1,717
Regulated natural gas and other	112	84	741	389
Total operating revenue	966	812	2,726	2,106

Operating expenses:
Cost of fuel and energy	163	115	417	266
Cost of natural gas purchased for resale and other	64	40	553	210
Operations and maintenance	200	212	577	559
Depreciation and amortization	218	180	634	531
Property and other taxes	34	33	107	102
Total operating expenses	679	580	2,288	1,668

Operating income	287	232	438	438

Other income (expense):
Interest expense	(76)	(74)	(224)	(224)
Allowance for borrowed funds	4	5	8	12
Allowance for equity funds	11	16	25	33
Other, net	8	14	34	30
Total other income (expense)	(53)	(39)	(157)	(149)

Income before income tax benefit	234	193	281	289
Income tax benefit	(143)	(147)	(456)	(411)

Net income	$377	$340	$737	$700
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, June 30, 2020	$—	$561	$7,039	$7,600
Net income	—	—	340	340
Balance, September 30, 2020	$—	$561	$7,379	$7,940

Balance, December 31, 2019	$—	$561	$6,679	$7,240
Net income	—	—	700	700
Balance, September 30, 2020	$—	$561	$7,379	$7,940

Balance, June 30, 2021	$—	$561	$7,865	$8,426
Net income	—	—	377	377
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2021	$—	$561	$8,241	$8,802

Balance, December 31, 2020	$—	$561	$7,504	$8,065
Net income	—	—	737	737
Balance, September 30, 2021	$—	$561	$8,241	$8,802

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$737	$700
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	634	531
Amortization of utility plant to other operating expenses	26	25
Allowance for equity funds	(25)	(33)
Deferred income taxes and investment tax credits, net	121	76
Settlements of asset retirement obligations	(51)	(55)
Other, net	42	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(331)	(15)
Inventories	34	(40)
Pension and other postretirement benefit plans	2	(17)
Accrued property, income and other taxes, net	80	(10)
Accounts payable and other liabilities	21	48
Net cash flows from operating activities	1,290	1,209

Cash flows from investing activities:
Capital expenditures	(1,266)	(1,341)
Purchases of marketable securities	(166)	(251)
Proceeds from sales of marketable securities	163	244
Other, net	(7)	9
Net cash flows from investing activities	(1,276)	(1,339)

Cash flows from financing activities:
Proceeds from long-term debt	492	—
Repayments of long-term debt	(1)	—
Other, net	(2)	(1)
Net cash flows from financing activities	489	(1)

Net change in cash and cash equivalents and restricted cash and cash equivalents	503	(131)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	330
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$548	$199

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2021, and for the three- and nine-month periods ended September 30, 2021 and 2020. The Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2020, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$541	$38
Restricted cash and cash equivalents in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$548	$45

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2021	2020
Utility plant in service, net:
Generation	20-70 years	$17,162	$16,980
Transmission	52-75 years	2,415	2,365
Electric distribution	20-75 years	4,522	4,369
Natural gas distribution	29-75 years	2,011	1,955
Utility plant in service		26,110	25,669
Accumulated depreciation and amortization		(7,444)	(6,902)
Utility plant in service, net		18,666	18,767
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		18,672	18,773
Construction work-in-progress		1,101	506
Property, plant and equipment, net		$19,773	$19,279

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

To mitigate the impact to MidAmerican Energy's customers, the Iowa Utilities Board ordered the recovery of these higher costs to be applied to customer bills over the period April 2021 through April 2022 based on a customer's monthly natural gas usage. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the nine-month period ended September 30, 2021.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(44)	(55)	(143)	(122)
State income tax, net of federal income tax impacts	(26)	(27)	(27)	(29)
Effects of ratemaking	(12)	(15)	(13)	(13)
Other, net	—	—	—	1
Effective income tax rate	(61)%	(76)%	(162)%	(142)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended September 30, 2021 and 2020 totaled $103 million and $105 million, respectively, and for the nine-month periods ended September 30, 2021 and 2020 totaled $400 million and $352 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Energy received net cash payments for income tax from BHE totaling $677 million and $500 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Pension:
Service cost	$5	$2	$15	$4
Interest cost	6	7	17	19
Expected return on plan assets	(9)	(10)	(28)	(30)
Net amortization	—	—	1	1
Net periodic benefit cost (credit)	$2	$(1)	$5	$(6)

Other postretirement:
Service cost	$2	$1	$6	$3
Interest cost	2	2	6	5
Expected return on plan assets	(2)	(4)	(7)	(10)
Net amortization	(1)	(1)	(3)	(4)
Net periodic benefit cost (credit)	$1	$(2)	$2	$(6)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $12 million, respectively, during 2021. As of September 30, 2021, $5 million and $9 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2021:
Assets:
Commodity derivatives	$1	$70	$4	$(7)	$68
Money market mutual funds	543	—	—	—	543
Debt securities:
United States government obligations	228	—	—	—	228
International government obligations	—	2	—	—	2
Corporate obligations	—	86	—	—	86
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
United States companies	398	—	—	—	398
International companies	8	—	—	—	8
Investment funds	23	—	—	—	23
	$1,201	$162	$4	$(7)	$1,360

Liabilities - commodity derivatives	$(2)	$(5)	$(4)	$7	$(4)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2020:
Assets:
Commodity derivatives	$—	$4	$5	$(5)	$4
Money market mutual funds	41	—	—	—	41
Debt securities:
United States government obligations	200	—	—	—	200
International government obligations	—	5	—	—	5
Corporate obligations	—	73	—	—	73
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	6	—	—	6
Equity securities:
United States companies	381	—	—	—	381
International companies	9	—	—	—	9
Investment funds	17	—	—	—	17
	$648	$90	$5	$(5)	$738

Liabilities - commodity derivatives	$—	$(4)	$(3)	$5	$(2)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $— million as of September 30, 2021 and December 31, 2020, respectively.
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

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,716	$9,101	$7,210	$9,130

(9)    Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2021, MidAmerican Energy entered into firm construction commitments totaling $405 million through the remainder of 2021 and 2022 related to the repowering and construction of wind-powered generating facilities and the construction of solar-powered generating facilities.

Easements

During the nine-month period ended September 30, 2021, MidAmerican Energy entered into non-cancelable easements with minimum payment commitments totaling $87 million through 2061 for land in Iowa on which some of its wind- and solar-powered generating facilities will be located.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using Federal Energy Regulatory Commission ("FERC")-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established a ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. These orders continue to be subject to judicial appeal. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of September 30, 2021, has accrued a $9 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 11 (in millions):

	For the Three-Month Period Ended September 30, 2021				For the Nine-Month Period Ended September 30, 2021
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$255	$52	$—	$307	$586	$419	$—	$1,005
Commercial	107	17	—	124	258	164	—	422
Industrial	321	5	—	326	741	20	—	761
Natural gas transportation services	—	9	—	9	—	28	—	28
Other retail(1)	53	1	—	54	119	2	—	121
Total retail	736	84	—	820	1,704	633	—	2,337
Wholesale	88	25	—	113	214	93	—	307
Multi-value transmission projects	15	—	—	15	45	—	—	45
Other Customer Revenue	—	—	2	2	—	—	13	13
Total Customer Revenue	839	109	2	950	1,963	726	13	2,702
Other revenue	15	1	—	16	22	2	—	24
Total operating revenue	$854	$110	$2	$966	$1,985	$728	$13	$2,726

	For the Three-Month Period Ended September 30, 2020				For the Nine-Month Period Ended September 30, 2020
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$241	$46	$—	$287	$555	$233	$—	$788
Commercial	99	13	—	112	242	71	—	313
Industrial	280	2	—	282	640	9	—	649
Natural gas transportation services	—	8	—	8	—	26	—	26
Other retail(1)	42	1	—	43	103	2	—	105
Total retail	662	70	—	732	1,540	341	—	1,881
Wholesale	46	10	—	56	116	41	—	157
Multi-value transmission projects	14	—	—	14	47	—	—	47
Other Customer Revenue	—	—	4	4	—	—	5	5
Total Customer Revenue	722	80	4	806	1,703	382	5	2,090
Other revenue	6	—	—	6	14	2	—	16
Total operating revenue	$728	$80	$4	$812	$1,717	$384	$5	$2,106

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$854	$728	$1,985	$1,717
Regulated natural gas	110	80	728	384
Other	2	4	13	5
Total operating revenue	$966	$812	$2,726	$2,106

Operating income:
Regulated electric	$289	$238	$401	$398
Regulated natural gas	(2)	(6)	37	40
Total operating income	287	232	438	438
Interest expense	(76)	(74)	(224)	(224)
Allowance for borrowed funds	4	5	8	12
Allowance for equity funds	11	16	25	33
Other, net	8	14	34	30
Income before income tax benefit	$234	$193	$281	$289

	As of
	September 30, 2021	December 31, 2020
Assets:
Regulated electric	$21,063	$19,892
Regulated natural gas	1,874	1,544
Other	7	1
Total assets	$22,944	$21,437

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2021, the related consolidated statements of operations and changes in member's equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2021

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$542	$39
Trade receivables, net	555	234
Inventories	244	278
Other current assets	143	74
Total current assets	1,484	625

Property, plant and equipment, net	19,774	19,279
Goodwill	1,270	1,270
Regulatory assets	479	392
Investments and restricted investments	977	913
Other assets	234	232

Total assets	$24,218	$22,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2021	2020
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$347	$408
Accrued interest	90	83
Accrued property, income and other taxes	242	161
Note payable to affiliate	190	177
Other current liabilities	226	183
Total current liabilities	1,095	1,012

Long-term debt	7,956	7,450
Regulatory liabilities	943	1,111
Deferred income taxes	3,405	3,052
Asset retirement obligations	677	709
Other long-term liabilities	495	458
Total liabilities	14,571	13,792

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	7,968	7,240
Total member's equity	9,647	8,919

Total liabilities and member's equity	$24,218	$22,711

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$854	$728	$1,985	$1,717
Regulated natural gas and other	112	84	741	397
Total operating revenue	966	812	2,726	2,114

Operating expenses:
Cost of fuel and energy	163	115	417	266
Cost of natural gas purchased for resale and other	64	40	553	211
Operations and maintenance	200	212	577	560
Depreciation and amortization	218	180	634	531
Property and other taxes	34	33	107	102
Total operating expenses	679	580	2,288	1,670

Operating income	287	232	438	444

Other income (expense):
Interest expense	(81)	(79)	(237)	(238)
Allowance for borrowed funds	4	5	8	12
Allowance for equity funds	11	16	25	33
Other, net	8	15	34	30
Total other income (expense)	(58)	(43)	(170)	(163)

Income before income tax benefit	229	189	268	281
Income tax benefit	(144)	(148)	(460)	(414)

Net income	$373	$337	$728	$695

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, June 30, 2020	$1,679	$6,780	$8,459
Net income	—	337	337
Balance, September 30, 2020	$1,679	$7,117	$8,796

Balance, December 31, 2019	$1,679	$6,422	$8,101
Net income	—	695	695
Balance, September 30, 2020	$1,679	$7,117	$8,796

Balance, June 30, 2021	$1,679	$7,594	$9,273
Net income	—	373	373
Other equity transactions	—	1	1
Balance, September 30, 2021	$1,679	$7,968	$9,647

Balance, December 31, 2020	$1,679	$7,240	$8,919
Net income	—	728	728
Balance, September 30, 2021	$1,679	$7,968	$9,647

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$728	$695
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	634	531
Amortization of utility plant to other operating expenses	26	25
Allowance for equity funds	(25)	(33)
Deferred income taxes and investment tax credits, net	121	79
Settlements of asset retirement obligations	(51)	(55)
Other, net	42	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(331)	(16)
Inventories	34	(40)
Pension and other postretirement benefit plans	2	(17)
Accrued property, income and other taxes, net	80	(13)
Accounts payable and other liabilities	16	44
Net cash flows from operating activities	1,276	1,199

Cash flows from investing activities:
Capital expenditures	(1,266)	(1,341)
Purchases of marketable securities	(166)	(251)
Proceeds from sales of marketable securities	163	244
Other, net	(7)	10
Net cash flows from investing activities	(1,276)	(1,338)

Cash flows from financing activities:
Proceeds from long-term debt	492	—
Repayments of long-term debt	(1)	—
Net change in note payable to affiliate	13	13
Other, net	(1)	(1)
Net cash flows from financing activities	503	12

Net change in cash and cash equivalents and restricted cash and cash equivalents	503	(127)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	46	331
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$549	$204
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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2021, and for the three- and nine-month periods ended September 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2020, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$542	$39
Restricted cash and cash equivalents in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$549	$46

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

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(45)	(56)	(150)	(126)
State income tax, net of federal income tax impacts	(27)	(27)	(29)	(30)
Effects of ratemaking	(12)	(16)	(14)	(13)
Other, net	—	—	—	1
Effective income tax rate	(63)%	(78)%	(172)%	(147)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended September 30, 2021 and 2020 totaled $103 million and $105 million, respectively, and for the nine-month periods ended September 30, 2021 and 2020 totaled $400 million and $352 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its United States federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. The timing of MidAmerican Funding's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date. MidAmerican Funding received net cash payments for income tax from BHE totaling $681 million and $504 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

	As of September 30, 2021		As of December 31, 2020
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,956	$9,417	$7,450	$9,466

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

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)    Revenue from Contracts with Customers

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements. Additionally, MidAmerican Funding had other Accounting Standards Codification Topic 606 revenue of $— million for the three-month periods ended September 30, 2021 and 2020, respectively, and $— million and $8 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$854	$728	$1,985	$1,717
Regulated natural gas	110	80	728	384
Other	2	4	13	13
Total operating revenue	$966	$812	$2,726	$2,114

Operating income:
Regulated electric	$289	$238	$401	$398
Regulated natural gas	(2)	(6)	37	40
Other	—	—	—	6
Total operating income	287	232	438	444
Interest expense	(81)	(79)	(237)	(238)
Allowance for borrowed funds	4	5	8	12
Allowance for equity funds	11	16	25	33
Other, net	8	15	34	30
Income before income tax benefit	$229	$189	$268	$281

	As of
	September 30, 2021	December 31, 2020
Assets(1):
Regulated electric	$22,254	$21,083
Regulated natural gas	1,953	1,623
Other	11	5
Total assets	$24,218	$22,711

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the Third Quarter and First Nine Months of 2021 and 2020

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2021 was $377 million, an increase of $37 million, or 11%, compared to 2020 primarily due to higher electric utility margin of $78 million, lower operations and maintenance expenses of $12 million due to storm restoration costs in 2020 and higher natural gas utility margin of $6 million, partially offset by higher depreciation and amortization expense of $38 million, lower allowance for equity funds used during construction of $5 million due to lower construction work-in-progress balances, unfavorable changes in the cash surrender value of corporate-owned life insurance policies and lower income tax benefit due to higher pretax income. Electric utility margin increased due to higher wholesale utility margin primarily reflecting higher market prices and higher retail utility margin mainly from higher volumes. Depreciation and amortization expense increased due to additional assets placed in-service and the impact of regulatory mechanisms.

MidAmerican Energy's net income for the first nine months of 2021 was $737 million, an increase of $37 million, or 5%, compared to 2020, primarily due to higher electric utility margin of $117 million, a favorable income tax benefit of $45 million and favorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by higher depreciation and amortization expense of $103 million, higher operations and maintenance expenses, including increased costs associated with additional wind-powered generating facilities placed in-service and higher natural gas distribution costs, partially offset by lower electric distribution costs due to storm restoration costs in 2020 and lower allowances for equity and borrowed funds of $12 million. Electric utility margin increased due to higher retail utility margin, primarily from higher volumes and higher recoveries through bill riders (offset in operations and maintenance and income tax benefit), and higher wholesale utility margin from higher wholesale volumes. The favorable income tax benefit was due to higher PTCs recognized from higher wind-powered generation, driven primarily by new wind projects placed in-service. Depreciation and amortization expense increased due to additional assets placed in-service and the impact of regulatory mechanisms.

On October 29, 2021, the IUB issued an order extending for three years the depreciation deferral regulatory mechanism approved by the IUB in MidAmerican Energy's 2013 electric rate case. In December 2020, the cumulative deferral reached the limit previously set by the IUB, resulting in higher depreciation expense for the third quarter and first nine months of 2021. With the extension of the deferral, annual depreciation expense will be approximately $50 million lower in years 2021 through 2023 than would have been recognized absent the order. The annual amount of the deferral for 2021 will be recognized in the fourth quarter.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2021 was $373 million, an increase of $36 million, or 11%, compared to 2020. MidAmerican Funding's net income for the first nine months of 2021 was $728 million, an increase of $33 million, or 5%, compared to 2020. The variances in net income were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Electric utility margin:
Operating revenue	$854	$728	$126	17%	$1,985	$1,717	$268	16%
Cost of fuel and energy	163	115	48	42	417	266	151	57
Electric utility margin	691	613	78	13%	1,568	1,451	117	8%

Natural gas utility margin:
Operating revenue	110	80	30	38%	728	384	344	*
Natural gas purchased for resale	63	39	24	62	552	209	343	*
Natural gas utility margin	47	41	6	15%	176	175	1	1%

Utility margin	738	654	84	13%	1,744	1,626	118	7%

Other operating revenue	2	4	(2)	(50)%	13	5	8	*
Other cost of sales	1	1	—	—	1	1	—	*
Operations and maintenance	200	212	(12)	(6)	577	559	18	3
Depreciation and amortization	218	180	38	21	634	531	103	19
Property and other taxes	34	33	1	3	107	102	5	5
Operating income	$287	$232	$55	24%	$438	$438	$—	—%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$854	$728	$126	17%	$1,985	$1,717	$268	16%
Cost of fuel and energy	163	115	48	42	417	266	151	57
Utility margin	$691	$613	$78	13%	$1,568	$1,451	$117	8%

Sales (GWhs):
Residential	2,060	2,053	7	—%	5,284	5,226	58	1%
Commercial	1,039	1,013	26	3	2,871	2,800	71	3
Industrial	4,106	3,758	348	9	11,981	10,884	1,097	10
Other	423	398	25	6	1,194	1,117	77	7
Total retail	7,628	7,222	406	6	21,330	20,027	1,303	7
Wholesale	3,420	2,541	879	35	11,343	7,535	3,808	51
Total sales	11,048	9,763	1,285	13%	32,673	27,562	5,111	19%

Average number of retail customers (in thousands)	805	796	9	1%	803	794	9	1%

Average revenue per MWh:
Retail	$96.42	$91.62	$4.80	5%	$79.90	$76.92	$2.98	4%
Wholesale	$27.07	$17.34	$9.73	56%	$18.22	$14.54	$3.68	25%

Heating degree days	21	96	(75)	(78)%	3,820	3,698	122	3%
Cooling degree days	870	795	75	9%	1,296	1,155	141	12%

Sources of energy (GWhs)(1):
Wind and other(2)	4,164	4,274	(110)	(3)%	16,163	14,268	1,895	13%
Coal	4,609	3,169	1,440	45	10,302	5,771	4,531	79
Nuclear	1,007	1,000	7	1	2,911	2,902	9	—
Natural gas	503	324	179	55	982	517	465	90
Total energy generated	10,283	8,767	1,516	17	30,358	23,458	6,900	29
Energy purchased	1,038	1,166	(128)	(11)	2,898	4,592	(1,694)	(37)
Total	11,321	9,933	1,388	14%	33,256	28,050	5,206	19%

Average cost of energy per MWh:
Energy generated(3)	$9.81	$7.34	$2.47	34%	$7.48	$5.53	$1.95	35%
Energy purchased	$60.32	$43.32	$17.00	39%	$65.60	$29.67	$35.93	*

*    Not meaningful.

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$110	$80	$30	38%	$728	$384	$344	90%
Natural gas purchased for resale	63	39	24	62	552	209	343	*
Utility margin	$47	$41	$6	15%	$176	$175	$1	1%

Throughput (000's Dths):
Residential	2,689	3,190	(501)	(16)%	34,243	34,146	97	—%
Commercial	1,511	1,671	(160)	(10)	16,255	15,634	621	4
Industrial	1,110	1,105	5	—	3,616	3,687	(71)	(2)
Other	4	6	(2)	(33)	52	54	(2)	(4)
Total retail sales	5,314	5,972	(658)	(11)	54,166	53,521	645	1
Wholesale sales	6,365	5,622	743	13	22,955	24,391	(1,436)	(6)
Total sales	11,679	11,594	85	1	77,121	77,912	(791)	(1)
Natural gas transportation service	26,789	24,973	1,816	7	83,282	82,092	1,190	1
Total throughput	38,468	36,567	1,901	5%	160,403	160,004	399	—%

Average number of retail customers (in thousands)	776	769	7	1%	776	770	6	1%

Average revenue per retail Dth sold	$14.21	$10.43	$3.78	36%	$11.20	$5.91	$5.29	90%

Heating degree days	28	122	(94)	(77)%	3,954	3,899	55	1%

Average cost of natural gas per retail Dth sold	$7.09	$4.74	$2.35	50%	$8.47	$3.12	$5.35	*

Combined retail and wholesale average cost of natural gas per Dth sold	$5.42	$3.32	$2.10	63%	$7.16	$2.68	$4.48	*

*    Not meaningful.

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

MidAmerican Energy -

Electric utility margin increased $78 million, or 13%, for the third quarter of 2021 compared to 2020, primarily due to:
•a $41 million increase in wholesale utility margin due to higher margin per unit of $35 million, reflecting higher market prices, and higher volumes of 34.6%; and
•a $36 million increase in retail utility margin primarily due to $20 million from higher usage for certain industrial customers; $6 million from liquidated damages related to a wind-powered generation project; $5 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $4 million from the favorable impact of weather. Retail customer volumes increased 5.6%.
Natural gas utility margin increased $6 million, or 15%, for the third quarter of 2021 compared to 2020 primarily due to:
•an $8 million increase from higher average prices primarily due to the timing of recoveries through a capital tracker mechanism; partially offset by
•a $3 million decrease from the unfavorable impact of weather.

Operations and maintenance decreased $12 million, or 6%, for the third quarter of 2021 compared to 2020 primarily due to lower electric distribution maintenance costs of $21 million due to storm restoration costs in 2020, partially offset by higher other generation operations expenses of $4 million due to additional wind turbines and easements and higher transmission operations costs from MISO of $3 million.

Depreciation and amortization for the third quarter of 2021 increased $38 million, or 21%, compared to 2020 primarily due to wind-powered generating facilities and other plant placed in-service, $13 million from a regulatory mechanism deferring certain depreciation expense in 2020 and $9 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects. Refer to "Overview" above for a discussion of an IUB order extending the regulatory mechanism deferring certain depreciation expense.

Allowance for borrowed and equity funds decreased $6 million, or 29%, for the third quarter of 2021 compared to 2020 primarily due to lower construction work-in-progress balances related to wind-powered generation.

Other, net decreased $6 million, or 43%, for the third quarter of 2021 compared to 2020 primarily due to lower cash surrender values of corporate-owned life insurance policies.

Income tax benefit decreased $4 million, or 3%, for the third quarter of 2021 compared to 2020, and the effective tax rate was (61)% for 2021 and (76)% for 2020. The change in the effective tax rates for 2021 compared to 2020 was primarily due to a higher pretax income.

Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities, including those facilities where a significant portion of the equipment was replaced, commonly referred to as repowered facilities, are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the third quarter of 2021 and 2020 totaled $103 million and $105 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $4 million, or 3%, for the third quarter of 2021 compared to 2020, and the effective tax rate was (63)% for 2021 and (78)% for 2020. The changes in the effective tax rates were due to the factors discussed for MidAmerican Energy.

First Nine Months of 2021 compared to First Nine Months of 2020

MidAmerican Energy -

Electric utility margin increased $117 million, or 8%, for the first nine months of 2021 compared to 2020, due to:
•a $90 million increase in retail utility margin primarily due to $42 million from higher usage for certain industrial customers; $17 million from the favorable impact of weather; $17 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); $7 million due to price impacts from changes in sales mix and $6 million from liquidated damages related to a wind-powered generation project. Retail customer volumes increased 6.5%; and
•a $29 million increase in wholesale utility margin due to higher volumes of 50.5%, partially offset by lower margins per unit of $10 million, reflecting higher energy costs; partially offset by
•a $2 million decrease in Multi-Value Projects transmission revenue.
Natural gas utility margin increased $1 million, or 1%, for the first nine months of 2021 compared to 2020 primarily due to:
•a $5 million increase in natural gas energy efficiency program revenue (offset in operations and maintenance expense); and
•a $2 million increase natural gas transportation margin, reflecting higher volumes; partially offset by
•a $7 million decrease from higher refunds related to amortization of excess accumulated deferred income taxes arising from 2017 Tax Reform (offset in income tax benefit).

Operations and maintenance increased $18 million, or 3%, for the first nine months of 2021 compared to 2020 primarily due to higher other generation operations and maintenance expenses of $12 million due to additional wind turbines and easements, higher energy efficiency program expense of $9 million (offset in operating revenue), higher natural gas distribution costs of $6 million and higher transmission operations costs from MISO of $3 million, partially offset by lower electric distribution costs of $15 million due to storm restoration costs in 2020.

Depreciation and amortization for the first nine months of 2021 increased $103 million, or 19%, compared to 2020 primarily due to wind-powered generating facilities and other plant placed in-service and $39 million from a regulatory mechanism deferring certain depreciation expense in 2020 and $18 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects. Refer to "Overview" above for a discussion of an IUB order extending the regulatory mechanism deferring certain depreciation expense.

Allowance for borrowed and equity funds decreased $12 million, or 27%, for the first nine months of 2021 compared to 2020 primarily due to lower construction work-in-progress balances related to wind-powered generation.

Other, net increased $4 million, or 13%, for the first nine months of 2021 compared to 2020 primarily due to higher cash surrender values of corporate-owned life insurance policies, partially offset by higher non-service costs of postretirement employee benefit plans.

Income tax benefit increased $45 million, or 11%, for the first nine months of 2021 compared to 2020, and the effective tax rate was (162)% for 2021 and (142)% for 2020. The change in the effective tax rates for 2021 compared to 2020 was primarily due to the higher PTCs and a lower pretax income. PTCs for the first nine months of 2021 and 2020 totaled $400 million and $352 million, respectively.

MidAmerican Funding -

Income tax benefit increased $46 million, or 11%, for the first nine months of 2021 compared to 2020, and the effective tax rate was (172)% for 2021 and (147)% for 2020. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2021, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$541

Credit facilities, maturing 2022 and 2024	1,505
Less:
Tax-exempt bond support	(370)
Net credit facilities	1,135

MidAmerican Energy total net liquidity	$1,676

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,676
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2022	4
MidAmerican Funding total net liquidity	$1,681

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020, were $1,290 million and $1,209 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020, were $1,276 million and $1,199 million, respectively. Cash flows from operating activities reflect higher income tax receipts and lower payments for the settlement of asset retirement obligations, partially offset by lower cash margins for MidAmerican Energy's regulated electric and natural gas businesses, including delayed recovery of higher natural gas costs in February 2021, discussed below, and higher payments to vendors.

In February 2021, severe cold weather over the central United States caused disruptions in natural gas supply from the southern part of the United States. These disruptions, combined with increased demand, resulted in historically high prices for natural gas purchased for resale to MidAmerican Energy's retail customers and caused an approximate $245 million increase in natural gas costs above those normally expected. To mitigate the impact to MidAmerican Energy's customers, the IUB ordered the recovery of these higher costs to be applied to customer bills over the period April 2021 through April 2022. While sufficient liquidity is available to MidAmerican Energy, the increased costs and longer recovery period resulted in higher working capital requirements during the nine-month period ended September 30, 2021.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020, were $(1,276) million and $(1,339) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020, were $(1,276) million and $(1,338) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures, which decreased primarily due to lower wind-powered generating facility construction expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments. Other, net for 2020 reflects $9 million of proceeds from corporate-owned life insurance policies.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2021 and 2020 were $489 million and $(1) million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2021 and 2020, were $503 million and $12 million, respectively. Proceeds from long-term debt reflect MidAmerican Energy's issuance in July 2021 of $500 million of its 2.70% First Mortgage Bonds due August 2052. MidAmerican Funding received $13 million in 2021 and 2020, respectively, through its note payable with BHE.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2020	2021	2021

Wind generation	$713	$605	$807
Electric distribution	189	154	260
Electric transmission	132	105	194
Solar generation	2	97	180
Other	305	305	502
Total	$1,341	$1,266	$1,943

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction and acquisition of wind-powered generating facilities totaled $275 million and $676 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $73 million for the remainder of 2021 and includes 203 MWs of wind-powered generating facilities expected to be placed in-service in 2021.
◦Repowering of wind-powered generating facilities totaled $274 million and $25 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Planned spending for the repowering of wind-powered generating facilities totals $101 million for the remainder of 2021. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 892 MWs of current repowering projects not in-service as of September 30, 2021, 591 MWs are currently expected to qualify for 80% of the PTCs available for 10 years following each facility's return to service and 301 MWs are expected to qualify for 60% of such credits.
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

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's contractual obligations from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2020.

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

The PJM Interconnection, L.L.C. ("PJM") capacity market includes a Minimum Offer Price Rule ("MOPR"). If a generation resource is subjected to a MOPR, its offer price in the market is adjusted to effectively remove the revenues it receives through a state government-provided financial support program, resulting in a higher offer that may not clear the capacity market. Prior to December 19, 2019, the PJM MOPR applied only to certain new gas-fired resources. An expanded PJM MOPR to include existing resources would require exclusion of ZEC compensation when bidding into future capacity auctions, resulting in an increased risk of Quad Cities Station not receiving capacity revenues in future auctions.

On December 19, 2019, the FERC issued an order requiring the PJM to broadly apply the MOPR to all new and existing resources, including nuclear. This greatly expanded the breadth and scope of the PJM's MOPR, which became effective as of the PJM's capacity auction for the 2022-2023 planning year in May 2021. While the FERC included some limited exemptions in its order, no exemptions were available to state-supported nuclear resources, such as Quad Cities Station. The FERC provided no new mechanism for accommodating state-supported resources other than the existing Fixed Resource Requirement ("FRR") mechanism under which an entire utility zone would be removed from PJM's capacity auction along with sufficient resources to support the load in such zone. In response to the FERC's order, the PJM submitted a compliance filing on March 18, 2020, wherein the PJM proposed tariff language reflecting the FERC's directives and a schedule for resuming capacity auctions. On April 16, 2020, the FERC issued an order largely denying requests for rehearing of the FERC's December 2019 order but granting a few clarifications that required an additional PJM compliance filing, which the PJM submitted on June 1, 2020. A number of parties, including Exelon, have filed petitions for review of the FERC's orders in this proceeding, which remain pending before the D.C. Circuit.

As a result, the MOPR applied to Quad Cities Station in the capacity auction for the 2022-2023 planning year, which prevented Quad Cities Station from clearing in that auction.

At the direction of the PJM Board of Managers, the PJM and its stakeholders developed further MOPR reforms to ensure that the capacity market rules respect and accommodate state resource preferences such as the ZEC programs. The PJM filed related tariff revisions at the FERC on July 30, 2021, and, on September 29, 2021, the PJM's proposed MOPR reforms became effective by operation of law. Under the new tariff provisions, the MOPR will no longer apply to Quad Cities Station. A request for rehearing of the FERC's notice establishing the effective date for the PJM's proposed market reforms was filed on October 5, 2021, and remains pending.

Assuming the continued effectiveness of the Illinois zero emission standard, Exelon Generation no longer considers Quad Cities Station to be at heightened risk for early retirement. However, to the extent the Illinois zero emission standard does not operate as expected over its full term, Quad Cities Station would be at heightened risk for early retirement. The FERC's December 19, 2019 order on the PJM MOPR may undermine the continued effectiveness of the Illinois zero emission standard unless the PJM adopts further changes to the MOPR or Illinois implements an FRR mechanism, under which Quad Cities Station would be removed from the PJM's capacity auction.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2021, the related consolidated statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 5, 2021

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$85	$25
Trade receivables, net	353	234
Inventories	66	69
Derivative contracts	3	26
Regulatory assets	217	48
Prepayments	37	38
Other current assets	36	26
Total current assets	797	466

Property, plant and equipment, net	6,829	6,701
Finance lease right of use assets, net	330	351
Regulatory assets	686	746
Other assets	73	72

Total assets	$8,715	$8,336

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$249	$181
Accrued interest	38	32
Accrued property, income and other taxes	60	25
Current portion of finance lease obligations	26	27
Regulatory liabilities	54	50
Customer deposits	44	47
Asset retirement obligation	16	25
Other current liabilities	38	22
Total current liabilities	525	409

Long-term debt	2,498	2,496
Finance lease obligations	313	334
Regulatory liabilities	1,118	1,163
Deferred income taxes	753	738
Other long-term liabilities	281	257
Total liabilities	5,488	5,397

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	922	634
Accumulated other comprehensive loss, net	(3)	(3)
Total shareholder's equity	3,227	2,939

Total liabilities and shareholder's equity	$8,715	$8,336

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Operating revenue	$802	$808	$1,731	$1,706

Operating expenses:
Cost of fuel and energy	328	287	745	654
Operations and maintenance	88	139	228	295
Depreciation and amortization	103	92	304	273
Property and other taxes	12	12	36	35
Total operating expenses	531	530	1,313	1,257

Operating income	271	278	418	449

Other income (expense):
Interest expense	(38)	(40)	(115)	(122)
Allowance for borrowed funds	—	1	2	3
Allowance for equity funds	2	1	5	5
Interest and dividend income	5	3	13	8
Other, net	4	3	14	4
Total other income (expense)	(27)	(32)	(81)	(102)

Income before income tax expense	244	246	337	347
Income tax expense	27	52	36	74
Net income	$217	$194	$301	$273

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2020	1,000	$—	$2,308	$488	$(4)	$2,792
Net income	—	—	—	194	—	194
Balance, September 30, 2020	1,000	$—	$2,308	$682	$(4)	$2,986

Balance, December 31, 2019	1,000	$—	$2,308	$493	$(4)	$2,797
Net income	—	—	—	273	—	273
Dividends declared	—	—	—	(85)	—	(85)
Other equity transactions	—	—	—	1	—	1
Balance, September 30, 2020	1,000	$—	$2,308	$682	$(4)	$2,986

Balance, June 30, 2021	1,000	$—	$2,308	$705	$(3)	$3,010
Net income	—	—	—	217	—	217
Balance, September 30, 2021	1,000	$—	$2,308	$922	$(3)	$3,227

Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939
Net income	—	—	—	301	—	301
Dividends declared	—	—	—	(13)	—	(13)
Balance, September 30, 2021	1,000	$—	$2,308	$922	$(3)	$3,227

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$301	$273
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	304	273
Allowance for equity funds	(5)	(5)
Changes in regulatory assets and liabilities	(11)	38
Deferred income taxes and amortization of investment tax credits	(19)	(3)
Deferred energy	(154)	(38)
Amortization of deferred energy	(7)	(30)
Other, net	1	5
Changes in other operating assets and liabilities:
Trade receivables and other assets	(133)	(112)
Inventories	3	(4)
Accrued property, income and other taxes	28	48
Accounts payable and other liabilities	97	(39)
Net cash flows from operating activities	405	406

Cash flows from investing activities:
Capital expenditures	(323)	(343)
Proceeds from sale of assets	—	26
Other, net	1	—
Net cash flows from investing activities	(322)	(317)

Cash flows from financing activities:
Proceeds from long-term debt	—	718
Repayments of long-term debt	—	(575)
Dividends paid	(13)	(85)
Other, net	(12)	(12)
Net cash flows from financing activities	(25)	46

Net change in cash and cash equivalents and restricted cash and cash equivalents	58	135
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	36	25
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$94	$160

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$85	$25
Restricted cash and cash equivalents included in other current assets	9	11
Total cash and cash equivalents and restricted cash and cash equivalents	$94	$36

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2021	2020
Utility plant:
Generation	30 - 55 years	$3,780	$3,690
Transmission	45 - 70 years	1,493	1,468
Distribution	20 - 65 years	3,878	3,771
General and intangible plant	5 - 65 years	810	791
Utility plant		9,961	9,720
Accumulated depreciation and amortization		(3,350)	(3,162)
Utility plant, net		6,611	6,558
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,612	6,559
Construction work-in-progress		217	142
Property, plant and equipment, net		$6,829	$6,701

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(10)	—	(10)	—
Effective income tax rate	11%	21%	11%	21%

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2021	2020
Qualified Pension Plan:
Other non-current assets	$11	$8

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(9)	(9)

Other Postretirement Plans:
Other non-current assets	4	4

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2021
Assets:
Commodity derivatives	$—	$—	$4	$4
Money market mutual funds	74	—	—	74
Investment funds	3	—	—	3
	$77	$—	$4	$81

Liabilities - commodity derivatives	$—	$—	$(18)	$(18)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$—	$26	$26
Money market mutual funds	21	—	—	21
Investment funds	2	—	—	2
	$23	$—	$26	$49

Liabilities - commodity derivatives	$—	$—	$(11)	$(11)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2021 and December 31, 2020, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Beginning balance	$25	$(44)	$15	$(8)
Changes in fair value recognized in regulatory assets	6	13	11	(31)
Settlements	(45)	31	(40)	39
Ending balance	$(14)	$—	$(14)	$—

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

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,498	$3,122	$2,496	$3,245

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

(9)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Customer Revenue:
Retail:
Residential	$477	$495	$998	$993
Commercial	129	127	323	317
Industrial	152	147	310	300
Other	4	3	10	8
Total fully bundled	762	772	1,641	1,618
Distribution only service	6	8	17	20
Total retail	768	780	1,658	1,638
Wholesale, transmission and other	28	21	57	48
Total Customer Revenue	796	801	1,715	1,686
Other revenue	6	7	16	20
Total revenue	$802	$808	$1,731	$1,706

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

Results of Operations for the Third Quarter and First Nine Months of 2021 and 2020

Overview

Net income for the third quarter of 2021 was $217 million, an increase of $23 million, or 12%, compared to 2020 primarily due to $51 million of lower operations and maintenance expenses, primarily due to lower earnings sharing and lower net regulatory instructed deferrals and amortizations, $25 million of lower income tax expenses primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021 and $5 million of lower other expense. These increases are offset by $47 million of lower utility margin, primarily due to lower retail rates from the 2020 regulatory rate review with new rates effective January 2021, lower revenue recognized due to a favorable regulatory decision, partially offset by higher transmission revenue, and $11 million of higher depreciation and amortization, mainly due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

Net income for the first nine months of 2021 was $301 million, an increase of $28 million, or 10%, compared to 2020 primarily due to $67 million of lower operations and maintenance expenses, primarily due to lower net regulatory instructed deferrals and amortizations, lower earnings sharing and costs recognized in 2020 for a bill credit paid as a result of the 2020 regulatory rate review stipulation, $38 million of lower income tax expense primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021, $10 million of higher other, net, mainly due to lower pension expense and higher cash surrender value of corporate-owned life insurance policies, lower interest expense of $7 million and higher interest and dividend income of $5 million. These increases are offset by $66 million of lower utility margin, primarily due to lower retail rates from the 2020 regulatory rate review with new rates effective January 2021, lower revenue recognized due to a favorable regulatory decision and an adjustment to regulatory-related revenue deferrals, partially offset by price impacts from changes in sales mix, an increase in the average number of customers and higher transmission revenue, and $31 million of higher depreciation and amortization, mainly due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin:
Operating revenue	$802	$808	$(6)	(1)%	$1,731	$1,706	$25	1%
Cost of fuel and energy	328	287	41	14	745	654	91	14
Utility margin	474	521	(47)	(9)	986	1,052	(66)	(6)
Operations and maintenance	88	139	(51)	(37)	228	295	(67)	(23)
Depreciation and amortization	103	92	11	12	304	273	31	11
Property and other taxes	12	12	—	—	36	35	1	3
Operating income	$271	$278	$(7)	(3)%	$418	$449	$(31)	(7)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$802	$808	$(6)	(1)%	$1,731	$1,706	$25	1%
Cost of fuel and energy	328	287	41	14	745	654	91	14
Utility margin	$474	$521	$(47)	(9)%	$986	$1,052	$(66)	(6)%

Sales (GWhs):
Residential	4,343	4,378	(35)	(1)%	8,737	8,557	180	2%
Commercial	1,568	1,471	97	7	3,793	3,553	240	7
Industrial	1,611	1,477	134	9	3,978	3,735	243	7
Other	52	48	4	8	144	142	2	1
Total fully bundled(1)	7,574	7,374	200	3	16,652	15,987	665	4
Distribution only service	787	664	123	19	1,923	1,776	147	8
Total retail	8,361	8,038	323	4	18,575	17,763	812	5
Wholesale	93	82	11	13	266	316	(50)	(16)
Total GWhs sold	8,454	8,120	334	4%	18,841	18,079	762	4%

Average number of retail customers (in thousands)	988	970	18	2%	983	966	17	2%

Average revenue per MWh:
Retail - fully bundled(1)	$100.56	$104.72	$(4.16)	(4)%	$98.54	$101.21	$(2.67)	(3)%
Wholesale	$90.60	$78.36	$12.24	16%	$61.65	$41.28	$20.37	49%

Heating degree days	—	—	—	—	1,008	984	24	2%
Cooling degree days	2,447	2,537	(90)	(4)%	3,930	3,847	83	2%

Sources of energy (GWhs)(2)(3):
Natural gas	4,776	4,888	(112)	(2)%	10,857	10,628	229	2%
Renewables	19	18	1	6	55	54	1	2
Total energy generated	4,795	4,906	(111)	(2)	10,912	10,682	230	2
Energy purchased	2,727	2,366	361	15	6,186	5,532	654	12
Total	7,522	7,272	250	3%	17,098	16,214	884	5%

Average cost of energy per MWh(4):
Energy generated	$24.71	$11.83	$12.88	*	$21.49	$16.00	$5.49	34%
Energy purchased	$76.77	$96.51	$(19.74)	(20)%	$82.53	$87.27	$(4.74)	(5)%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 163 GWhs and 152 GWhs of gas generated energy that is purchased at cost by related parties for the third quarter of 2021 and 2020, respectively. The average cost of energy per MWh and sources of energy excludes 1,095 GWhs and 1,180 GWhs of gas generated energy that is purchased at cost by related parties for the first nine months of 2021 and 2020, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020
Utility margin decreased $47 million, or 9%, for the third quarter of 2021 compared to 2020 primarily due to:
•$27 million of lower retail rates due to the 2020 regulatory rate review with new rates effective January 2021,
•$20 million of lower revenue recognized due to a favorable regulatory decision in 2020,
•$3 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 4.0% primarily due to favorable changes in customer usage patterns, offset by the unfavorable impact of weather,
•$3 million due to lower energy efficiency program rates (offset in operations and maintenance expense) and
•$1 million of lower other revenue due to a regulatory amortization of an impact fee that ended December 2020.
The decrease in utility margin was offset by:
•$5 million of higher transmission revenue and
•$3 million due to an increase in the average number of customers, primarily from the residential customer class.

Operations and maintenance decreased $51 million, or 37%, for the third quarter of 2021 compared to 2020 primarily due to lower earnings sharing, lower net regulatory instructed deferrals and amortizations, mainly relating to deferrals in 2020 of the non-labor cost savings from the Navajo generating station retirement which was approved for amortization in the 2020 regulatory rate review with new rates effective January 2021, and timing of the regulatory impacts for the ON Line lease cost reallocation, costs recognized in 2020 for a bill credit paid as a result of the 2020 regulatory rate review stipulation and lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $11 million, or 12%, for the third quarter of 2021 compared to 2020 primarily due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

Interest expense decreased $2 million, or 5%, for the third quarter of 2021 compared to 2020 primarily due to lower carrying charges on regulatory balances.

Interest and dividend income increased $2 million, or 67%, for the third quarter of 2021 compared to 2020 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net increased $1 million, or 33%, for the third quarter of 2021 compared to 2020 primarily due to lower pension expense, partially offset by lower cash surrender value of corporate-owned life insurance policies.

Income tax expense decreased $25 million, or 48%, for the third quarter of 2021 compared to 2020. The effective tax rate was 11% in 2021 and 21% in 2020 and decreased primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021.

First Nine Months Ended September 30, 2021 Compared to First Nine Months Ended September 30, 2020

Utility margin decreased $66 million, or 6%, for the first nine months of 2021 compared to 2020 primarily due to:
•$51 million of lower retail rates due to the 2020 regulatory rate review with new rates effective January 2021,
•$20 million of lower revenue recognized due to a favorable regulatory decision in 2020,
•$7 million due to lower energy efficiency program rates (offset in operations and maintenance expense),
•$6 million due to an adjustment to regulatory-related revenue deferrals and
•$3 million due to a regulatory amortization of an impact fee that ended December 2020.
The decrease in utility margin was offset by:
•$11 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 4.6% primarily due to favorable changes in customer usage patterns and the favorable impact of weather,
•$5 million due to an increase in the average number of customers, primarily from the residential customer class and
•$5 million of higher transmission revenue.

Operations and maintenance decreased $67 million, or 23%, for the first nine months of 2021 compared to 2020 primarily due to lower net regulatory instructed deferrals and amortizations, mainly relating to deferrals in 2020 of the non-labor cost savings from the Navajo generating station retirement which was approved for amortization in the 2020 regulatory rate review with new rates effective January 2021, and timing of the regulatory impacts for the ON Line lease cost reallocation, lower earnings sharing, lower energy efficiency program costs (offset in operating revenue) and costs recognized in 2020 for a bill credit paid as a result of the 2020 regulatory rate review stipulation.

Depreciation and amortization increased $31 million, or 11%, for the first nine months of 2021 compared to 2020 primarily due to regulatory amortizations approved in the 2020 regulatory rate review effective January 2021 and higher plant placed in service.

Interest expense decreased $7 million, or 6%, for the first nine months of 2021 compared to 2020 primarily due to lower carrying charges on regulatory balances of $5 million and lower interest expense on long-term debt.

Interest and dividend income increased $5 million, or 63%, for the first nine months of 2021 compared to 2020 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net increased $10 million for the first nine months of 2021 compared to 2020 primarily due to lower pension expense of $6 million and higher cash surrender value of corporate-owned life insurance policies.

Income tax expense decreased $38 million, or (51)%, for the first nine months of 2021 compared to 2020. The effective tax rate was 11% in 2021 and 21% in 2020 and decreased primarily due to the recognition of amortization of excess deferred income taxes following regulatory approval effective January 2021.

Liquidity and Capital Resources

As of September 30, 2021, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$85
Credit facility	400
Total net liquidity	$485
Credit facility:
Maturity date	2024

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020 were $405 million and $406 million, respectively. The change was primarily due to the timing of payments for fuel and energy costs and higher payments for income taxes, partially offset by higher collections from customers, timing of payments for operating costs, increased collections of customer advances and lower inventory purchases.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020 were $(322) million and $(317) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2021 and 2020 were $(25) million and $46 million, respectively. The change was primarily due to lower proceeds from the issuance of long-term debt, partially offset by lower repayments of long-term debt and lower dividends paid to NV Energy, Inc.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2020	2021	2021

Electric distribution	$182	$137	$194
Electric transmission	27	38	67
Solar generation	—	7	21
Other	134	141	208
Total	$343	$323	$490

Nevada Power's approved Fourth Amendment to the 2018 Joint IRP included an increase in solar generation and electric transmission. Nevada Power has included estimates from its latest IRP filing in its forecast capital expenditures for 2021. These estimates may change as a result of the RFP process. Nevada Power's historical and forecast capital expenditures include the following:
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program of which costs are split 70% to Nevada Power and 30% to Sierra Pacific. In this project, the company proposed to build a 350-mile, 525 kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation. Construction of the project was approved by the PUCN in the Fourth Amendment to the 2018 Joint IRP with the exception of the Northwest substation to Harry Allen substation segment for which approval was limited to design, permitting and land acquisition only. In addition, and as instructed in Senate Bill 448 and submitted in the company's amendment to the 2021 Joint IRP, the company proposed to build a 235-mile, 525 kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345 kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345 kV transmission line from the new Ft. Churchill substation to the Comstock Meadows substations and the Northwest substation to Harry Allen substation segment of Greenlink West. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
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

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of September 30, 2021, the related consolidated statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2021

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$14	$19
Trade receivables, net	118	97
Inventories	68	77
Regulatory assets	168	67
Other current assets	48	45
Total current assets	416	305

Property, plant and equipment, net	3,265	3,164
Regulatory assets	265	267
Other assets	184	183

Total assets	$4,130	$3,919

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$121	$108
Accrued interest	11	14
Accrued property, income and other taxes	18	14
Short-term debt	127	45
Regulatory liabilities	23	34
Customer deposits	15	15
Other current liabilities	31	25
Total current liabilities	346	255

Long-term debt	1,164	1,164
Finance lease obligations	116	121
Regulatory liabilities	446	463
Deferred income taxes	396	374
Other long-term liabilities	144	131
Total liabilities	2,612	2,508

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,111	1,111
Retained earnings	408	301
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,518	1,411

Total liabilities and shareholder's equity	$4,130	$3,919

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$266	$220	$636	$569
Regulated natural gas	16	15	75	83
Total operating revenue	282	235	711	652

Operating expenses:
Cost of fuel and energy	120	81	295	233
Cost of natural gas purchased for resale	6	4	35	44
Operations and maintenance	40	40	117	123
Depreciation and amortization	35	36	107	104
Property and other taxes	6	6	18	17
Total operating expenses	207	167	572	521

Operating income	75	68	139	131

Other income (expense):
Interest expense	(14)	(14)	(41)	(42)
Allowance for borrowed funds	1	—	2	1
Allowance for equity funds	2	1	5	3
Interest and dividend income	3	1	6	3
Other, net	3	2	9	4
Total other income (expense)	(5)	(10)	(19)	(31)

Income before income tax expense	70	58	120	100
Income tax expense	8	6	13	10
Net income	$62	$52	$107	$90

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2020	1,000	$—	$1,111	$228	$(1)	$1,338
Net income	—	—	—	52	—	52
Balance, September 30, 2020	1,000	$—	$1,111	$280	$(1)	$1,390

Balance, December 31, 2019	1,000	$—	$1,111	$210	$(1)	$1,320
Net income	—	—	—	90	—	90
Dividends declared	—	—	—	(20)	—	(20)
Balance, September 30, 2020	1,000	$—	$1,111	$280	$(1)	$1,390

Balance, June 30, 2021	1,000	$—	$1,111	$346	$(1)	$1,456
Net income	—	—	—	62	—	62
Balance, September 30, 2021	1,000	$—	$1,111	$408	$(1)	$1,518

Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411
Net income	—	—	—	107	—	107
Balance, September 30, 2021	1,000	$—	$1,111	$408	$(1)	$1,518

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$107	$90
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	107	104
Allowance for equity funds	(5)	(3)
Changes in regulatory assets and liabilities	(30)	(30)
Deferred income taxes and amortization of investment tax credits	10	3
Deferred energy	(95)	(5)
Amortization of deferred energy	12	(6)
Other, net	(1)	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	(25)	(83)
Inventories	9	(18)
Accrued property, income and other taxes	3	8
Accounts payable and other liabilities	21	119
Net cash flows from operating activities	113	179

Cash flows from investing activities:
Capital expenditures	(196)	(192)
Net cash flows from investing activities	(196)	(192)

Cash flows from financing activities:
Proceeds from long-term debt	—	30
Net proceeds from short-term debt	82	—
Dividends paid	—	(20)
Other, net	(5)	(3)
Net cash flows from financing activities	77	7

Net change in cash and cash equivalents and restricted cash and cash equivalents	(6)	(6)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	26	32
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$20	$26

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$14	$19
Restricted cash and cash equivalents included in other current assets	6	7
Total cash and cash equivalents and restricted cash and cash equivalents	$20	$26

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2021	2020
Utility plant:
Electric generation	25 - 60 years	$1,140	$1,130
Electric transmission	50 - 100 years	914	908
Electric distribution	20 - 100 years	1,806	1,754
Electric general and intangible plant	5 - 70 years	199	189
Natural gas distribution	35 - 70 years	433	429
Natural gas general and intangible plant	5 - 70 years	15	15
Common general	5 - 70 years	361	355
Utility plant		4,868	4,780
Accumulated depreciation and amortization		(1,834)	(1,755)
Utility plant, net		3,034	3,025
Other non-regulated, net of accumulated depreciation and amortization	70 years	—	2
Plant, net		3,034	3,027
Construction work-in-progress		231	137
Property, plant and equipment, net		$3,265	$3,164

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(10)	(11)	(10)	(10)
Other	—	—	—	(1)
Effective income tax rate	11%	10%	11%	10%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2020.

(6)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $1 million to the Other Postretirement Plans for the nine-month period ended September 30, 2021. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2021	2020
Qualified Pension Plan:
Other non-current assets	$31	$26

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans:
Other long-term liabilities	(13)	(13)

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2021
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds	11	—	—	11
Investment funds	1	—	—	1
	$12	$—	$2	$14

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

As of December 31, 2020
Assets:
Commodity derivatives	$—	$—	$9	$9
Money market mutual funds	17	—	—	17
	$17	$—	$9	$26

Liabilities - commodity derivatives	$—	$—	$(2)	$(2)

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

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,164	$1,328	$1,164	$1,358

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

(9)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 10 (in millions):

	Three-Month Periods
	Ended September 30,
	2021			2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$91	$11	$102	$76	$11	$87
Commercial	84	3	87	71	3	74
Industrial	71	2	73	57	1	58
Other	1	—	1	1	—	1
Total fully bundled	247	16	263	205	15	220
Distribution only service	1	—	1	1	—	1
Total retail	248	16	264	206	15	221
Wholesale, transmission and other	18	—	18	13	—	13
Total Customer Revenue	266	16	282	219	15	234
Other revenue	—	—	—	1	—	1
Total revenue	$266	$16	$282	$220	$15	$235

	Nine-Month Periods
	Ended September 30,
	2021			2020
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$229	$50	$279	$208	$54	$262
Commercial	202	18	220	183	20	203
Industrial	151	6	157	132	8	140
Other	4	—	4	3	—	3
Total fully bundled	586	74	660	526	82	608
Distribution only service	2	—	2	3	—	3
Total retail	588	74	662	529	82	611
Wholesale, transmission and other	46	—	46	37	—	37
Total Customer Revenue	634	74	708	566	82	648
Other revenue	2	1	3	3	1	4
Total revenue	$636	$75	$711	$569	$83	$652

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Operating revenue:
Regulated electric	$266	$220	$636	$569
Regulated natural gas	16	15	75	83
Total operating revenue	$282	$235	$711	$652

Operating income:
Regulated electric	$74	$66	$126	$119
Regulated natural gas	1	2	13	12
Total operating income	75	68	139	131
Interest expense	(14)	(14)	(41)	(42)
Allowance for borrowed funds	1	—	2	1
Allowance for equity funds	2	1	5	3
Interest and dividend income	3	1	6	3
Other, net	3	2	9	4
Income before income tax expense	$70	$58	$120	$100

	As of
	September 30,	December 31,
	2021	2020
Assets:
Regulated electric	$3,744	$3,540
Regulated natural gas	354	342
Other(1)	32	37
Total assets	$4,130	$3,919

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

Results of Operations for the Third Quarter and First Nine Months of 2021 and 2020

Overview

Net income for the third quarter of 2021 was $62 million, an increase of $10 million, or 19%, compared to 2020 primarily due to $7 million of higher electric utility margin, mainly from price impacts from changes in sales mix and higher transmission and wholesale revenue, and $2 million of higher interest and dividend income, mainly from carrying charges on regulatory balances.

Net income for the first nine months of 2021 was $107 million, an increase of $17 million, or 19%, compared to 2020 primarily due to $6 million of lower operations and maintenance expenses, mainly due to lower plant operations and maintenance expenses and lower earnings sharing, $5 million of higher electric utility margin, mainly from price impacts from changes in sales mix and an increase in the average number of customer, primarily from the residential customer class, partially offset by lower revenue recognized due to a favorable regulatory decision and an adjustment to regulatory-related revenue deferrals, $5 million of higher other, net, mainly due to lower pension costs and higher cash surrender value of corporate-owned life insurance policies, and $3 million of higher interest and dividend income, mainly from carrying charges on regulatory balances, partially offset by $3 million of higher depreciation and amortization, mainly from regulatory amortizations and higher plant in service, and $3 million of higher income tax expense primarily due to higher pretax income.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Electric utility margin:
Operating revenue	$266	$220	$46	21%	$636	$569	$67	12%
Cost of fuel and energy	120	81	39	48	295	233	62	27
Electric utility margin	146	139	7	5	341	336	5	1

Natural gas utility margin:
Operating revenue	16	15	1	7%	75	83	(8)	(10)%
Natural gas purchased for resale	6	4	2	50	35	44	(9)	(20)
Natural gas utility margin	10	11	(1)	(9)	40	39	1	3

Utility margin	156	150	6	4%	381	375	6	2%

Operations and maintenance	40	40	—	—%	117	123	(6)	(5)%
Depreciation and amortization	35	36	(1)	(3)	107	104	3	3
Property and other taxes	6	6	—	—	18	17	1	6
Operating income	$75	$68	$7	10%	$139	$131	$8	6%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$266	$220	$46	21%	$636	$569	$67	12%
Cost of fuel and energy	120	81	39	48	295	233	62	27
Utility margin	$146	$139	$7	5%	$341	$336	$5	1%

Sales (GWhs):
Residential	828	796	32	4%	2,125	2,016	109	5%
Commercial	897	865	32	4	2,362	2,288	74	3
Industrial	989	923	66	7	2,786	2,643	143	5
Other	4	4	—	—	11	12	(1)	(8)
Total fully bundled(1)	2,718	2,588	130	5	7,284	6,959	325	5
Distribution only service	403	422	(19)	(5)	1,220	1,259	(39)	(3)
Total retail	3,121	3,010	111	4	8,504	8,218	286	3
Wholesale	204	87	117	*	504	376	128	34
Total GWhs sold	3,325	3,097	228	7%	9,008	8,594	414	5%

Average number of retail customers (in thousands)	366	359	7	2%	365	358	7	2%

Average revenue per MWh:
Retail - fully bundled(1)	$91.05	$79.22	$11.83	15%	$80.56	$75.65	$4.91	6%
Wholesale	$48.32	$79.72	$(31.40)	(39)%	$53.39	$54.54	$(1.15)	(2)%

Heating degree days	41	15	26	*	2,737	2,672	65	2%
Cooling degree days	997	946	51	5%	1,366	1,166	200	17%

Sources of energy (GWhs)(2)(3):
Natural gas	1,463	1,587	(124)	(8)%	3,678	3,967	(289)	(7)%
Coal	373	496	(123)	(25)%	838	716	122	17%
Renewables(4)	8	12	(4)	(33)	27	31	(4)	(13)
Total energy generated	1,844	2,095	(251)	(12)	4,543	4,714	(171)	(4)
Energy purchased	1,383	1,173	210	18	3,905	3,625	280	8
Total	3,227	3,268	(41)	(1)%	8,448	8,339	109	1%

Average cost of energy per MWh(5):
Energy generated	$23.64	$13.75	$9.89	72%	$24.11	$21.13	$2.98	14%
Energy purchased	$55.46	$44.97	$10.49	23%	$47.52	$36.83	$10.69	29%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 2 GWhs and 3 GWhs of coal and 6 GWhs and 7 GWhs of gas generated energy that is purchased at cost by related parties for the third quarter of 2021 and 2020, respectively. The average cost of energy per MWh and sources of energy excludes 2 GWhs and 3 GWhs of coal and 6 GWhs and 7 GWhs of gas generated energy that is purchased at cost by related parties for the first nine months of 2021 and 2020, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    Includes the Fort Churchill Solar Array which is under lease by Sierra Pacific.
(5)    The average cost of energy per MWh includes the cost of fuel, purchased power and deferrals and does not include other costs.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2021	2020	Change		2021	2020	Change
Utility margin (in millions):
Operating revenue	$16	$15	$1	7%	$75	$83	$(8)	(10)%
Natural gas purchased for resale	6	4	2	50	35	44	(9)	(20)
Utility margin	$10	$11	$(1)	(9)%	$40	$39	$1	3%

Sold (000's Dths):
Residential	774	786	(12)	(2)%	6,882	6,724	158	2%
Commercial	471	424	47	11	3,550	3,309	241	7
Industrial	274	249	25	10	1,414	1,244	170	14
Total retail	1,519	1,459	60	4%	11,846	11,277	569	5%

Average number of retail customers (in thousands)	177	174	3	2%	177	174	3	2%

Average revenue per retail Dth sold	$10.51	$9.89	$0.62	6%	$6.30	$7.33	$(1.03)	(14)%

Heating degree days	41	15	26	*	2,737	2,672	65	2%

Average cost of natural gas per retail Dth sold	$3.78	$3.01	$0.77	26%	$2.97	$3.93	$(0.96)	(24)%
*    Not meaningful

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

Electric utility margin increased $7 million, or 5%, for the third quarter of 2021 compared to 2020 primarily due to:
•$5 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 3.7% primarily due to favorable changes in customer usage patterns and the favorable impact of weather,
•$2 million of higher transmission and wholesale revenue and
•$1 million due to an increase in the average number of customers, primarily from the residential customer class.

Interest and dividend income increased $2 million for the third quarter of 2021 compared to 2020 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Income tax expense increased $2 million, or 33%, for the third quarter of 2021 compared to 2020, primarily due to higher pretax income. The effective tax rate was 11% in 2021 and 10% in 2020.

First Nine Months Ended September 30, 2021 Compared to First Nine Months Ended September 30, 2020

Electric utility margin increased $5 million, or 1%, for the first nine months of 2021 compared to 2020 primarily due to:
•$9 million due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 3.5% primarily due to favorable changes in customer usage patterns and the favorable impact of weather,
•$2 million due to an increase in the average number of customers, primarily from the residential customer class and
•$2 million of higher transmission and wholesale revenue.
The increase in utility margin was offset by:
•$3 million in lower revenue recognized due to a favorable regulatory decision in 2020,
•$3 million due to an adjustment to regulatory-related revenue deferrals and
•$1 million due to lower energy efficiency program rates (offset in operations and maintenance expense).

Operations and maintenance decreased $6 million, or 5%, for the first nine months of 2021 compared to 2020 primarily due to lower plant operations and maintenance expenses, lower earnings sharing and lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $3 million, or 3%, for the first nine months of 2021 compared to 2020 primarily due to regulatory amortizations and higher plant in service.

Interest and dividend income increased $3 million for the first nine months of 2021 compared to 2020 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net increased $5 million for the first nine months of 2021 compared to 2020 primarily due to lower pension costs and higher cash surrender value of corporate-owned life insurance policies.

Income tax expense increased $3 million, or 30%, for the first nine months of 2021 compared to 2020, primarily due to higher pretax income. The effective tax rate was 11% in 2021 and 10% in 2020.

Liquidity and Capital Resources

As of September 30, 2021, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$14

Credit facility	250
Less -
Short-term debt	(127)
Net credit facility	123

Total net liquidity	$137
Credit facility:
Maturity date	2024

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020 were $113 million and $179 million, respectively. The change was primarily due to the timing of payments for fuel and energy costs, partially offset by higher collections from customers, lower inventory purchases and increased collections of customer advances.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020 were $(196) million and $(192) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month periods ended September 30, 2021 and 2020 were $77 million and $7 million, respectively. The change was primarily due to higher proceeds from short-term debt and lower dividends paid to NV Energy, Inc. offset by lower proceeds from the issuance of long-term debt.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2020	2021	2021

Electric distribution	$101	$66	$113
Electric transmission	51	50	90
Solar generation	—	—	18
Other	40	80	118
Total	$192	$196	$339

Sierra Pacific's approved Fourth Amendment to the 2018 Joint IRP included an increase in electric transmission. Sierra Pacific has included estimates from its latest IRP filing in its forecast capital expenditures for 2021. These estimates may change as a result of the RFP process. Sierra Pacific's historical and forecast capital expenditures include the following:

•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.

•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program of which costs are split 70% to Nevada Power and 30% to Sierra Pacific. In this project, the company proposed to build a 350-mile, 525 kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation. Construction of the project was approved by the PUCN in the Fourth Amendment to the 2018 Joint IRP with the exception of the Northwest substation to Harry Allen substation segment for which approval was limited to design, permitting and land acquisition only. In addition, and as instructed in Senate Bill 448 and submitted in the company's amendment to the 2021 Joint IRP, the company proposed to build a 235-mile, 525 kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345 kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345 kV transmission line from the new Ft. Churchill substation to the Comstock Meadows substations and the Northwest substation to Harry Allen substation segment of Greenlink West. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Other investments include both growth projects and operating expenditures consisting of routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of September 30, 2021, the related consolidated statements of operations, comprehensive income and changes in equity for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 5, 2021

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$90	$35
Restricted cash and cash equivalents	17	13
Trade receivables, net	143	177
Receivables from affiliates	70	139
Income taxes receivable	52	20
Other receivables	7	51
Inventories	127	119
Prepayments	90	60
Natural gas imbalances	69	26
Other current assets	19	16
Total current assets	684	656

Property, plant and equipment, net	10,195	10,144
Goodwill	1,286	1,286
Investments	259	244
Other assets	167	291

Total assets	$12,591	$12,621

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30, 2021	December 31, 2020
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$71
Accounts payable to affiliates	35	39
Accrued interest	49	19
Accrued property, income and other taxes	73	29
Notes payable	—	9
Current portion of long-term debt	—	500
Other current liabilities	178	147
Total current liabilities	406	814

Long-term debt	3,910	3,925
Regulatory liabilities	646	669
Other long-term liabilities	239	218
Total liabilities	5,201	5,626

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	3,388	2,957
Accumulated other comprehensive loss, net	(42)	(53)
Total member's equity	3,346	2,904
Noncontrolling interests	4,044	4,091
Total equity	7,390	6,995

Total liabilities and equity	$12,591	$12,621

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Operating revenue	$456	$531	$1,379	$1,597

Operating expenses:
(Excess) cost of gas	(3)	14	(13)	23
Operations and maintenance	125	119	362	922
Depreciation and amortization	83	95	244	282
Property and other taxes	38	38	115	109
Total operating expenses	243	266	708	1,336

Operating income	213	265	671	261

Other income (expense):
Interest expense	(32)	(186)	(118)	(294)
Allowance for equity funds	2	1	5	11
Interest and dividend income	—	10	—	67
Other, net	(1)	11	1	39
Total other income (expense)	(31)	(164)	(112)	(177)

Income before income tax expense (benefit) and equity income	182	101	559	84
Income tax expense (benefit)	21	(10)	70	(40)
Equity income	8	7	31	30
Net income	169	118	520	154
Net income attributable to noncontrolling interests	100	32	302	97
Net income attributable to Eastern Energy Gas	$69	$86	$218	$57

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Net income	$169	$118	$520	$154

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $(1), $— and $—	—	(4)	4	(1)
Unrealized (losses) gains on cash flow hedges, net of tax of $(1), $37, $2 and $8	(2)	111	11	24
Total other comprehensive (loss) income, net of tax	(2)	107	15	23

Comprehensive income	167	225	535	177
Comprehensive income attributable to noncontrolling interests	100	32	306	97
Comprehensive income attributable to Eastern Energy Gas	$67	$193	$229	$80

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, June 30, 2020	$7,352	$(271)	$1,375	$8,456
Net income	86	—	32	118
Other comprehensive income	—	107	—	107
Contributions	299	—	—	299
Distributions	(2,394)	—	(36)	(2,430)
Balance, September 30, 2020	$5,343	$(164)	$1,371	$6,550

Balance, December 31, 2019	$9,031	$(187)	$1,385	$10,229
Net income	57	—	97	154
Other comprehensive income	—	23	—	23
Contributions	299	—	—	299
Distributions	(4,044)	—	(111)	(4,155)
Balance, September 30, 2020	$5,343	$(164)	$1,371	$6,550

Balance, June 30, 2021	$3,366	$(40)	$4,072	$7,398
Net income	69	—	100	169
Other comprehensive loss	—	(2)	—	(2)
Contributions	2	—	—	2
Distributions	(49)	—	(128)	(177)
Balance, September 30, 2021	$3,388	$(42)	$4,044	$7,390

Balance, December 31, 2020	$2,957	$(53)	$4,091	$6,995
Net income	218	—	302	520
Other comprehensive income	—	11	4	15
Contributions	284	—	—	284
Distributions	(71)	—	(353)	(424)
Balance, September 30, 2021	$3,388	$(42)	$4,044	$7,390

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$520	$154
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on other items, net	(9)	463
Depreciation and amortization	244	282
Allowance for equity funds	(5)	(11)
Equity (income) loss, net of distributions	(1)	33
Changes in regulatory assets and liabilities	(2)	19
Deferred income taxes	135	(103)
Other, net	(11)	8
Changes in other operating assets and liabilities:
Trade receivables and other assets	13	271
Derivative collateral, net	7	148
Pension and other postretirement benefit plans	—	(46)
Accrued property, income and other taxes	(61)	36
Accounts payable and other liabilities	37	5
Net cash flows from operating activities	867	1,259

Cash flows from investing activities:
Capital expenditures	(291)	(258)
Repayment of loans by affiliates	269	3,422
Loans to affiliates	(170)	(225)
Other, net	(9)	(9)
Net cash flows from investing activities	(201)	2,930

Cash flows from financing activities:
Repayments of long-term debt	(500)	—
Net repayments of short-term debt	—	(62)
Repayment of notes payable, net	(9)	(253)
Proceeds from equity contributions	256	299
Distributions	(353)	(4,155)
Other, net	(1)	(1)
Net cash flows from financing activities	(607)	(4,172)

Net change in cash and cash equivalents and restricted cash and cash equivalents	59	17
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	48	39
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$107	$56

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

In July 2020, Dominion Energy, Inc. ("DEI") entered into an agreement to sell substantially all of its gas transmission and storage operations, including Eastern Energy Gas and a 25% limited partnership interest in Cove Point, to Berkshire Hathaway Energy Company ("BHE"). Approval of the transaction under the Hart-Scott-Rodino Act was not obtained within 75 days and DEI and BHE mutually agreed to a dual-phase closing consisting of two separate disposal groups identified as the acquisition of substantially all of the natural gas transmission and storage business of DEI and Dominion Energy Questar Corporation ("Dominion Questar"), exclusive of Dominion Energy Questar Pipeline, LLC and related entities (the "Questar Pipeline Group") (the "GT&S Transaction") and the proposed sale of the Questar Pipeline Group by DEI to BHE pursuant to a purchase and sale agreement entered into on October 5, 2020 ("Q-Pipe Transaction"). In July 2021, Dominion Questar and DEI delivered a written notice to BHE stating that BHE and Dominion Questar have mutually elected to terminate the Q-Pipe Transaction. Prior to the completion of the GT&S Transaction, Eastern Energy Gas finalized a restructuring whereby Eastern Energy Gas distributed the Questar Pipeline Group and a 50% noncontrolling interest in Cove Point to DEI. This restructuring was accounted for by Eastern Energy Gas as a reorganization of entities under common control and the disposition was reflected as an equity transaction. The disposition was not reported as a discontinued operation as the disposal did not represent a strategic shift in the way management had intended to run the business. On November 1, 2020, BHE completed the GT&S Transaction. As a result of the GT&S Transaction, Eastern Energy Gas became an indirect wholly owned subsidiary of BHE. BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2021 and for the three- and nine-month periods ended September 30, 2021 and 2020. The results of operations for the three- and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' assumptions regarding significant accounting estimates and policies during the nine-month period ended September 30, 2021.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2021	2020
Utility Plant:
Interstate natural gas pipeline assets	24 - 43 years	$8,555	$8,382
Intangible plant	5 - 10 years	111	115
Utility plant in service		8,666	8,497
Accumulated depreciation and amortization		(2,859)	(2,759)
Utility plant in service, net		5,807	5,738

Nonutility Plant:
LNG facility	40 years	4,466	4,454
Intangible plant	14 years	25	25
Nonutility plant in service		4,491	4,479
Accumulated depreciation and amortization		(396)	(283)
Nonutility plant in service, net		4,095	4,196

Plant, net		9,902	9,934
Construction work-in-progress		293	210
Property, plant and equipment, net		$10,195	$10,144

Construction work-in-progress includes $266 million and $196 million as of September 30, 2021 and December 31, 2020, respectively, related to the construction of utility plant.

(3)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2021	2020
Investments:
Investment funds	$13	$—

Equity method investments:
Iroquois	246	244
Total investments	259	244

Restricted cash and cash equivalents:
Customer deposits	17	13
Total restricted cash and cash equivalents	17	13

Total investments and restricted cash and cash equivalents	$276	$257

Reflected as:
Current assets	$17	$13
Noncurrent assets	259	244
Total investments and restricted cash and cash equivalents	$276	$257
Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut. Prior to the GT&S Transaction, Eastern Energy Gas, through the Questar Pipeline Group, owned 50% of White River Hub, which owns and operates a natural gas pipeline in northwest Colorado.

As of September 30, 2021 and December 31, 2020, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $30 million and $63 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, United States Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020 consist of customer deposits as allowed under the FERC gas tariffs. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as of September 30, 2021 and December 31, 2020, as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2021	2020

Cash and cash equivalents	$90	$35
Restricted cash and cash equivalents	17	13
Total cash and cash equivalents and restricted cash and cash equivalents	$107	$48

(4)    Regulatory Matters

Eastern Gas Transmission and Storage, Inc.

In September 2021, Eastern Gas Transmission and Storage, Inc. ("EGTS") filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion. EGTS has requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022 subject to refund and the outcome of hearing procedures. This matter is pending.

In July 2017, the FERC audit staff communicated to EGTS that it had substantially completed an audit of EGTS' compliance with the accounting and reporting requirements of the FERC's Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report. In December 2017, EGTS provided its response to the audit report. EGTS requested FERC review of the contested findings and submitted its plan for compliance with the uncontested portions of the report. EGTS reached resolution of certain matters with the FERC in the fourth quarter of 2018. EGTS recognized a charge of $129 million ($94 million after-tax) for the year ended December 31, 2018 for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with the FERC. In December 2020, the FERC issued a final ruling on the remaining matter, which resulted in a $43 million ($31 million after-tax) estimated charge for disallowance of capitalized allowance for funds used during construction. As a condition of the December 2020 ruling, EGTS filed its proposed accounting entries and supporting documentation with the FERC during the second quarter of 2021. During the finalization of these entries, EGTS refined the estimated charge for disallowance of capitalized allowance for funds used during construction, which resulted in a reduction to the estimated charge of $11 million ($8 million after-tax) that was recorded in operations and maintenance expense in its Consolidated Statements of Operations in the second quarter of 2021. In September 2021, the FERC approved EGTS' accounting entries and supporting documentation.

In December 2014, EGTS entered into a precedent agreement with Atlantic Coast Pipeline, LLC ("Atlantic Coast Pipeline") for the project previously intended for EGTS to provide approximately 1,500,000 decatherms ("Dth") of firm transportation service to various customers in connection with the Atlantic Coast Pipeline project ("Supply Header Project"). As a result of the cancellation of the Atlantic Coast Pipeline project, in the second quarter of 2020 Eastern Energy Gas recorded a charge of $482 million ($359 million after-tax) in operations and maintenance expense in its Consolidated Statements of Operations associated with the probable abandonment of a significant portion of the project as well as the establishment of a $75 million asset retirement obligation. In the third quarter of 2020, Eastern Energy Gas recorded an additional charge of $10 million ($7 million after-tax) associated with the probable abandonment of a significant portion of the project and a $29 million ($20 million after-tax) benefit from a revision to the previously established asset retirement obligation, both of which were recorded in operations and maintenance expense in Eastern Energy Gas' Consolidated Statements of Operations. As EGTS evaluates its future use, approximately $40 million remains within property, plant and equipment for a potential modified project.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	2	(3)	2	(29)
Equity interest	1	—	1	8
Effects of ratemaking	(1)	(2)	(1)	(6)
Change in tax status	—	(18)	—	(24)
AFUDC-equity	—	—	—	(2)
Noncontrolling interest	(11)	(6)	(11)	(24)
Write-off of regulatory assets	—	—	—	9
Other, net	—	(2)	1	(1)
Effective income tax rate	12%	(10)%	13%	(48)%

Noncontrolling interest is attributable to Eastern Energy Gas' ownership in Cove Point. The GT&S Transaction resulted in a change of noncontrolling interest to 75% as of September 30, 2021 from 25% as of September 30, 2020. Additionally, Eastern Energy Gas' effective tax rate for the periods ended September 30, 2020 is primarily a function of the impacts associated with the cancellation of the Atlantic Coast Pipeline project, the nominal year-to-date pre-tax income driven by charges associated with the Supply Header Project and the finalization of the effects from the change in tax status of certain Eastern Energy Gas subsidiaries.

Through October 31, 2020, Eastern Energy Gas was included in DEI's consolidated federal income tax return and, where applicable, combined state income tax returns. All affiliate payables or receivables were settled with DEI prior to the closing date of the GT&S Transaction. Subsequent to the GT&S Transaction, Eastern Energy Gas, as a subsidiary of BHE, is included in Berkshire Hathaway's United States federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provisions for income tax have been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Eastern Energy Gas received net cash payments for income tax from BHE totaling $34 million for the nine-month period ended September 30, 2021.

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

Net periodic benefit credit for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Pension:
Service cost	$—	$2	$—	$5
Interest cost	—	3	—	8
Expected return on plan assets	—	(14)	—	(42)
Net amortization	—	1	—	5
Net periodic benefit credit	$—	$(8)	$—	$(24)

Other Postretirement:
Service cost	$—	$—	$—	$1
Interest cost	—	1	—	3
Expected return on plan assets	—	(4)	—	(14)
Net amortization	—	(1)	—	(2)
Net periodic benefit credit	$—	$(4)	$—	$(12)

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2021
Assets:
Foreign currency exchange rate derivatives	$—	$8	$—	$8
Money market mutual funds	75	—	—	75
Investment funds	13	—	—	13
	$88	$8	$—	$96

Liabilities:
Commodity derivatives	$—	$(1)	$—	$(1)
Foreign currency exchange rate derivatives	—	(4)	—	(4)
	$—	$(5)	$—	$(5)

As of December 31, 2020
Assets:
Foreign currency exchange rate derivatives	$—	$20	$—	$20
	$—	$20	$—	$20

Liabilities:
Commodity derivatives	$—	$(1)	$—	$(1)
Foreign currency exchange rate derivatives	—	(2)	—	(2)
Interest rate derivatives	—	(6)	—	(6)
	$—	$(9)	$—	$(9)

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

	As of September 30, 2021		As of December 31, 2020
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,910	$4,327	$4,425	$5,012

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Customer Revenue:
Regulated:
Gas transportation and storage	$249	$311	$774	$957
Wholesale	14	25	31	27
Other	1	1	(1)	4
Total regulated	264	337	804	988
Nonregulated	193	193	573	606
Total Customer Revenue	457	530	1,377	1,594
Other revenue	(1)	1	2	3
Total operating revenue	$456	$531	$1,379	$1,597

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2021 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$1,574	$16,413	$17,987

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net
Balance, December 31, 2019	$(106)	$(81)	$—	$(187)
Other comprehensive (loss) income	(1)	24	—	23
Balance, September 30, 2020	$(107)	$(57)	$—	$(164)

Balance, December 31, 2020	$(12)	$(51)	$10	$(53)
Other comprehensive income (loss)	4	11	(4)	11
Balance, September 30, 2021	$(8)	$(40)	$6	$(42)

In July 2020, Eastern Energy Gas recorded a loss of $141 million ($105 million after-tax) in interest expense in the Consolidated Statement of Operations, for cash flow hedges of debt-related items that were probable of not occurring as a result of the GT&S Transaction.

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

Eastern Energy Gas purchased shared services from Carolina Gas Services, Inc. ("Carolina Gas Services") an affiliated VIE, of $3 million for each of the three-month periods ended September 30, 2021 and 2020, and $9 million and $10 million for the nine-month periods ended September 30, 2021 and 2020, respectively. Eastern Energy Gas' Consolidated Balance Sheets included amounts due to Carolina Gas Services of $31 million and $22 million as of September 30, 2021 and December 31, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities is the primary beneficiary of Carolina Gas Services as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact its economic performance as well as the obligation to absorb losses and benefits which could be significant to them. Carolina Gas Services provides marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities has any obligation to absorb more than its allocated share of Carolina Gas Services costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Questar Pipeline Services, Inc. ("DEQPS"), an affiliated VIE, of $7 million and $21 million for the three- and nine-month periods ended September 30, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DEQPS, as neither it nor any of its consolidated entities has both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DEQPS provided marketing and operational services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DEQPS costs.

Prior to the GT&S Transaction, Eastern Energy Gas purchased shared services from Dominion Energy Services, Inc. ("DES"), an affiliated VIE, of $22 million and $80 million for the three- and nine-month periods ended September 30, 2020, respectively. Eastern Energy Gas determined that neither it nor any of its consolidated entities was the primary beneficiary of DES as neither it nor any of its consolidated entities had both the power to direct the activities that most significantly impact their economic performance as well as the obligation to absorb losses and benefits which could be significant to them. DES provided accounting, legal, finance and certain administrative and technical services. Neither Eastern Energy Gas nor any of its consolidated entities had any obligation to absorb more than its allocated share of DES costs.

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

The financial statements for the three-month and nine-month periods ended September 30, 2020 include costs for certain general, administrative and corporate expenses assigned by DES, Carolina Gas Services and DEQPS to Eastern Energy Gas on the basis of direct and allocated methods in accordance with Eastern Energy Gas' services agreements with DES, Carolina Gas Services and DEQPS. Where costs incurred cannot be determined by specific identification, the costs were allocated based on the proportional level of effort devoted by DES, Carolina Gas Services and DEQPS resources that is attributable to the entity, determined by reference to number of employees, salaries and wages and other similar measures for the relevant DES service. Management believes the assumptions and methodologies underlying the allocation of general corporate overhead expenses are reasonable.

Subsequent to the GT&S Transaction, and with the exception of Cove Point, Eastern Energy Gas' transactions with other DEI subsidiaries are no longer related-party transactions.

Presented below are Eastern Energy Gas' significant transactions with DES, Carolina Gas Services, DEQPS and other affiliated and related parties for the three- and nine-month periods ended September 30, 2020 (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30, 2020	Ended September 30, 2020
Sales of natural gas and transportation and storage services	$60	$188
Purchases of natural gas and transportation and storage services	3	9
Services provided by related parties(1)	34	114
Services provided to related parties(2)	17	78
(1)    Includes capitalized expenditures of $5 million and $12 million for the three- and nine-month periods ended September 30, 2020, respectively.
(2)    Amounts primarily attributable to Atlantic Coast Pipeline, LLC, a related-party VIE prior to the GT&S Transaction.

Interest income related to the affiliated notes receivable under the DEI money pool was $3 million for the nine-month period ended September 30, 2020.

Interest income related to Eastern Energy Gas' affiliated notes receivable from DEI was $9 million and $32 million for the three- and nine-month periods ended September 30, 2020, respectively.

Interest income related to Eastern Energy Gas' affiliated notes receivable from East Ohio Gas Company was $33 million for the nine-month period ended September 30, 2020.

Interest charges related to Eastern Energy Gas' total borrowings under an intercompany revolving credit agreement with DEI were $3 million for the nine-month period ended September 30, 2020.

Interest charges related to CPMLP Holdings Company, LLC's total borrowings from DES were $3 million for the nine-month period ended September 30, 2020.

For the nine-month period ended September 30, 2020, Eastern Energy Gas distributed $4.2 billion to DEI.

Transactions Subsequent to the GT&S Transaction

Eastern Energy Gas is party to a tax-sharing agreement and is part of the Berkshire Hathaway consolidated United States federal income tax return. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $31 million and $20 million as of September 30, 2021 and December 31, 2020, respectively.

Other assets included amounts due from an affiliate of $4 million and $7 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, Eastern Energy Gas had $3 million of natural gas imbalances payable to affiliates, presented in other current liabilities on the Consolidated Balance Sheet.

Presented below are Eastern Energy Gas' significant transactions with affiliated and related parties for the three- and nine-month periods ended September 30, 2021 (in millions):

	Three-Month Period	Nine-Month Period
	Ended September 30, 2021	Ended September 30, 2021
Sales of natural gas and transportation and storage services	$7	$21
Purchases of natural gas and transportation and storage services	1	4
Services provided by related parties	16	31
Services provided to related parties	8	24

Eastern Energy Gas has a $400 million intercompany revolving credit agreement from its parent, BHE GT&S, LLC ("BHE GT&S") expiring in November 2022. The credit facility, which is for general corporate purposes and provides for the issuance of letters of credit, has a variable interest rate based on London Interbank Offered Rate ("LIBOR") plus a fixed spread. As of September 30, 2021 and December 31, 2020, $— million and $9 million, respectively, was outstanding under the credit agreement.

BHE GT&S has an intercompany revolving credit agreement from Eastern Energy Gas expiring in December 2022. In March 2021, BHE GT&S increased its credit facility limit from $200 million to $400 million. The credit agreement has a variable interest rate based on LIBOR plus a fixed spread. As of September 30, 2021 and December 31, 2020, $28 million and $124 million, respectively, was outstanding under the credit agreement.

Eastern Energy Gas participates in certain MidAmerican Energy benefit plans as described in Note 7. As of September 30, 2021 and December 31, 2020, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $110 million and $115 million, respectively.

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

Results of Operations for the Third Quarter and First Nine Months of 2021 and 2020

Overview

Net income attributable to Eastern Energy Gas for the third quarter of 2021 was $69 million, a decrease of $17 million compared to 2020. Net income decreased primarily due to an increase in net income attributable to DEI's 50% noncontrolling interest in Cove Point LNG, LP ("Cove Point") of $68 million, the November 2020 disposition of Questar Pipeline Group of $26 million and a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI of $14 million, all of which were a result of the GT&S Transaction, and income tax expense of $21 million in 2021 versus income tax benefit of $10 million in 2020, primarily due to higher pre-tax income. These decreases were partially offset by a 2020 charge of $141 million for cash flow hedges of debt-related items that were probable of not occurring as a result of the GT&S Transaction.

Net income attributable to Eastern Energy Gas for the first nine months of 2021 was $218 million, an increase of $161 million compared to 2020. Net income increased primarily due to a 2020 charge of $463 million associated with the probable abandonment of a significant portion of a project previously intended for EGTS to provide approximately 1,500,000 Dths of firm transportation service to various customers in connection with the Atlantic Coast Pipeline project ("Supply Header Project"), a 2020 charge of $141 million for cash flow hedges of debt-related items that were probable of not occurring as a result of the GT&S Transaction and higher margins of $39 million due to favorable natural gas prices. These increases were partially offset by a decrease in net income due to an increase in net income attributable to DEI's 50% noncontrolling interest in Cove Point of $205 million, the November 2020 disposition of Questar Pipeline Group of $68 million, interest income from DEI and its affiliates recognized in 2020 of $65 million and a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI of $42 million, all of which were a result of the GT&S Transaction, and income tax expense of $70 million in 2021 versus income tax benefit of $40 million in 2020, primarily due to higher pre-tax income.

Quarter Ended September 30, 2021 Compared to Quarter Ended September 30, 2020

Operating revenue decreased $75 million, or 14%, for the third quarter of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group of $58 million and a decrease in regulated gas sales for operational and system balancing purposes primarily due to decreased prices of $11 million.

(Excess) cost of gas was a credit of $3 million for the third quarter of 2021 compared to an expense of $14 million for the third quarter of 2020. The change in (excess) cost of gas is primarily due to a favorable change in natural gas prices.

Operations and maintenance increased $6 million, or 5%, for the third quarter of 2021 compared to 2020, primarily due to a 2020 benefit associated with the probable abandonment of a significant portion of the Supply Header Project of $19 million, partially offset by the November 2020 disposition of Questar Pipeline Group of $13 million.

Depreciation and amortization decreased $12 million, or 13%, for the third quarter of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group.

Interest expense decreased $154 million, or 83%, for the third quarter of 2021 compared to 2020, primarily due to a charge in 2020 for cash flow hedges of $141 million of debt-related items that were probable of not occurring as a result of the GT&S Transaction, the November 2020 disposition of Questar Pipeline Group of $5 million and lower interest expense of $5 million from the repayment of $700 million of long-term debt in the fourth quarter of 2020 and $4 million from the repayment of $500 million of long-term debt in the second quarter of 2021.

Interest and dividend income decreased $10 million for the third quarter of 2021 compared to 2020, primarily due to interest income from DEI recognized in 2020 as a result of the GT&S Transaction.

Other, net was an expense of $1 million for the third quarter of 2021 compared to income of $11 million for the third quarter of 2020. The change in other, net is primarily due to a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI as a result of the GT&S Transaction.

Income tax expense (benefit) was an expense of $21 million for the third quarter of 2021 compared to a benefit of $10 million for the third quarter of 2020 and the effective tax rate was 12% for the third quarter of 2021 and (10)% for the third quarter of 2020. The effective tax rate increased primarily due to the change in the noncontrolling interest of Cove Point as a result of the GT&S Transaction, lower pre-tax income driven by charges associated with the Supply Header Project and the finalization of the effects from the change in tax status of certain Eastern Energy Gas subsidiaries in 2020.

Net income attributable to noncontrolling interests increased $68 million for the third quarter of 2021 compared to 2020 primarily due to DEI's 50% noncontrolling interest in Cove Point effective with the GT&S Transaction.

First Nine Months Ended September 30, 2021 Compared to First Nine Months Ended September 30, 2020

Operating revenue decreased $218 million, or 14%, for the first nine months of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group of $178 million and a decrease in services performed for Atlantic Coast Pipeline, LLC of $40 million, which is offset in operations and maintenance expense. This decrease in operating revenue was partially offset by an increase in regulated gas sales for operational and system balancing purposes primarily due to increased prices of $6 million.

(Excess) cost of gas was a credit of $13 million for the first nine months of 2021 compared to an expense of $23 million for the first nine months of 2020. The change in (excess) cost of gas is primarily due to a favorable change in natural gas prices of $48 million and the November 2020 disposition of Questar Pipeline Group of $3 million, partially offset by an increase in prices of natural gas sold of $15 million.

Operations and maintenance decreased $560 million, or 61%, for the first nine months of 2021 compared to 2020, primarily due to a 2020 charge associated with the probable abandonment of a significant portion of the Supply Header Project of $463 million, a decrease in services performed for Atlantic Coast Pipeline, LLC of $41 million and the November 2020 disposition of Questar Pipeline Group of $39 million.

Depreciation and amortization decreased $38 million, or 13%, for the first nine months of 2021 compared to 2020, primarily due to the November 2020 disposition of Questar Pipeline Group.

Property and other taxes increased $6 million, or 6%, for the first nine months of 2021 compared to 2020, primarily due to higher tax assessments.

Interest expense decreased $176 million, or 60%, for the first nine months of 2021 compared to 2020, primarily due to a charge in 2020 for cash flow hedges of $141 million of debt-related items that were probable of not occurring as a result of the GT&S Transaction, the November 2020 disposition of Questar Pipeline Group of $15 million and lower interest expense of $15 million from the repayment of $700 million of long-term debt in the fourth quarter of 2020 and $4 million from the repayment of $500 million of long-term debt in the second quarter of 2021.

Allowance for equity funds decreased $6 million, or 55%, for the first nine months of 2021 compared to 2020, primarily due to lower capital expenditures related to the Supply Header Project as a result of the abandonment of the project.

Interest and dividend income decreased $67 million for the first nine months of 2021 compared to 2020, primarily due to interest income from the East Ohio Gas Company of $33 million and DEI of $32 million recognized in 2020 as a result of the GT&S Transaction.

Other, net decreased $38 million, or 97%, for the first nine months of 2021 compared to 2020, primarily due to a decrease in non-service cost credits related to certain Eastern Energy Gas benefit plans that were retained by DEI as a result of the GT&S Transaction.

Income tax expense (benefit) was an expense of $70 million for the first nine months of 2021 compared to a benefit of $40 million for the first nine months of 2020 and the effective tax rate was 13% for the first nine months of 2021 and (48)% for the first nine months of 2020. The effective tax rate increased primarily due to the change in the noncontrolling interest of Cove Point as a result of the GT&S Transaction, lower pre-tax income driven by charges associated with the Supply Header Project and the finalization of the effects from the change in tax status of certain Eastern Energy Gas subsidiaries in 2020.

Net income attributable to noncontrolling interests increased $205 million for the first nine months of 2021 compared to 2020 primarily due to DEI's 50% noncontrolling interest in Cove Point effective with the GT&S Transaction.

Liquidity and Capital Resources

As of September 30, 2021, Eastern Energy Gas' total net liquidity was $490 million as follows (in millions):

Cash and cash equivalents	$90
Intercompany credit agreement(1)	400
Total net liquidity	$490

Intercompany credit agreement:
Maturity date	2022

(1)Refer to Note 13 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for further discussion regarding Eastern Energy Gas' intercompany credit agreement.
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2021 and 2020 were $867 million and $1.3 billion, respectively. The change was primarily due to lower collections from affiliates, lower income tax receipts, lower distributions from equity method investments and the timing of payments of operating costs.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2021 and 2020 were $(201) million and $2.9 billion, respectively. The change was primarily due to a decrease in repayments of loans by affiliates of $3.2 billion, partially offset by a decrease in loans to affiliates of $55 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2021 were $(607) million. Sources of cash totaled $256 million and consisted of proceeds from equity contributions, that primarily included a contribution from its indirect parent, BHE, to Eastern Energy Gas to assist in the repayment of $500 million of debt. Uses of cash totaled $863 million and consisted mainly of repayments of long-term debt of $500 million, distributions to noncontrolling interests from Cove Point of $353 million and repayment of notes to affiliates of $9 million.

Net cash flows from financing activities for the nine-month period ended September 30, 2020 were $(4.2) billion. Sources of cash totaled $299 million and consisted of equity contributions. Uses of cash totaled $4.5 billion and consisted mainly of distributions to DEI of $4.2 billion, repayment of notes to affiliates of $253 million and repayments of short-term debt of $62 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2020	2021	2021

Natural gas transmission and storage	$89	$15	$22
Other	169	276	454
Total	$258	$291	$476

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

Contractual Obligations

As of September 30, 2021, there have been no material changes outside the normal course of business in contractual obligations from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2020. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2020. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2021.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

Berkshire Hathaway Energy and PacifiCorp

On September 30, 2020, a putative class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20cv33885, Circuit Court, Multnomah County, Oregon. The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain, South Obenchain, Two Four Two and Santiam Canyon (also known as Beachie Creek) fires, as well as to add claims for noneconomic damages. The amended complaint alleges that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020 and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks the following damages for the plaintiffs and the putative class: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities, in excess of $1 billion; (ii) damages for real and personal property and other economic losses of not less than $600 million; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of timber, trees and shrubbery; (v) double the damages for the costs of litigation and reforestation; (vi) prejudgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The plaintiffs demand a trial by jury and have reserved their right to further amend the complaint to allege claims for punitive damages.

On August 20, 2021, a complaint against PacifiCorp was filed, captioned Shylo Salter et al. v. PacifiCorp, Case No. 21cv33595, Multnomah County, Oregon, in which two complaints, Case No. 21cv09339 and Case No. 21cv09520, previously filed in Circuit Court, Marion County, Oregon, were combined. The plaintiffs voluntarily dismissed the previously filed complaints in Marion County, Oregon. The refiled complaint was filed by Oregon residents and businesses who allege that they were injured by the Beachie Creek Fire, which the plaintiffs allege began on or around September 7, 2020, but which government reports indicate began on or around August 16, 2020. The complaint alleges that PacifiCorp's assets contributed to the Beachie Creek Fire and that PacifiCorp acted with gross negligence, among other things. The complaint seeks the following damages: (i) damages related to real and personal property in an amount determined by the jury to be fair and reasonable, estimated not to exceed $75 million; (ii) other economic losses in an amount determined by the jury to be fair and reasonable, but not to exceed $75 million; (iii) noneconomic damages in the amount determined by the jury to be fair and reasonable, but not to exceed $500 million; (iv) double the damages for economic and property damages under specified Oregon statutes; (v) alternatively, treble the damages under specified Oregon statutes; (vi) attorneys' fees and other costs; and (vii) pre- and post-judgment interest. The plaintiffs demand a trial by jury and have reserved their right to amend the complaint with an intent to add a claim for punitive damages.

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

10.1
$3,500,000,000 Second Amended and Restated Credit Agreement, dated as of June 30, 2021, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Union Bank, N.A, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

10.2
$1,200,000,000 Second Amended and Restated Credit Agreement dated as of June 30, 2021, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JP Morgan Chase Bank, N.A. as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.2 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

10.3
$1,500,000,000 Second Amended and Restated Credit Agreement, dated as of June 30, 2021, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.3 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.4
$400,000,000 Fourth Amended and Restated Credit Agreement, dated as of June 30, 2021, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

10.5
$250,000,000 Fourth Amended and Restated Credit Agreement, dated as of June 30, 2021, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

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

4.6
Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.6 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

4.7
First Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 3.900% Senior Notes due 2049 (incorporated by reference to Exhibit 4.7 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

4.8
Second Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 4.600% Senior Notes due 2044 (incorporated by reference to Exhibit 4.8 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

4.9
Third Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 4.800% Senior Notes due 2043 (incorporated by reference to Exhibit 4.9 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

4.10
Fourth Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 3.000% Senior Notes due 2029 (incorporated by reference to Exhibit 4.10 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

4.11
Fifth Supplemental Indenture, dated as of June 30, 2021, by and between Eastern Gas Transmission and Storage, Inc. and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of June 30, 2021, and relating to the 3.600% Senior Notes due 2024 (incorporated by reference to Exhibit 4.11 to the Eastern Energy Gas Holdings, LLC Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).

Exhibit No.	Description

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: November 5, 2021	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: November 5, 2021	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: November 5, 2021	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: November 5, 2021	/s/ Michael E. Cole
Michael E. Cole
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: November 5, 2021	/s/ Michael E. Cole
Michael E. Cole
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: November 5, 2021	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)