Form 10-Q
period 2022-03-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN ENERGY GAS HOLDINGS, LLC; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2022-05-02
CIK 1081316, 75594, 90144, 1603291, 1098296, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of April 28, 2022, 76,368,874 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of April 28, 2022, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 28, 2022.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 28, 2022, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 28, 2022, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of April 28, 2022, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of April 28, 2022.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries and Eastern Energy Gas Holdings, LLC and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc.

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
COVID-19	Coronavirus Disease 2019
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse Gases
GTA	General Tariff Application
GWh	Gigawatt Hour
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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
•the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the control of each respective Registrant or by a breakdown or failure of the Registrants' operating assets, including severe storms, floods, fires, extreme temperature events, wind events, earthquakes, explosions, landslides, an electromagnetic pulse, mining incidents, litigation, wars (including, for example, Russia's invasion of Ukraine in February 2022), terrorism, pandemics, embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;
•the risks and uncertainties associated with wildfires that have occurred, are occurring or may occur in the respective Registrant's service territory, including the wildfires that began in September 2020 in Oregon and California, and any other wildfires for which the cause has yet to be determined; the damage caused by such wildfires; the extent of the respective Registrant's liability in connection with such wildfires (including the risk that the respective Registrant may be found liable for damages regardless of fault); investigations into such wildfires; the outcome of any legal proceedings initiated against the respective Registrant; the risk that the respective Registrant is not able to recover costs from insurance or through rates; and the effect on the respective Registrant's reputation of such wildfires, investigations and proceedings;
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
•the ability to economically obtain insurance coverage, or any insurance coverage at all, sufficient to cover losses arising from catastrophic events, such as wildfires where the Registrants may be found liable for real and personal property damages regardless of fault;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	27
PacifiCorp and its subsidiaries	61
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	91
Nevada Power Company and its subsidiaries	113
Sierra Pacific Power Company and its subsidiaries	133
Eastern Energy Gas Holdings, LLC and its subsidiaries	156

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2022, the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2022

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,432	$1,096
Restricted cash and cash equivalents	129	127
Trade receivables, net	2,342	2,468
Income tax receivable	656	344
Inventories	1,091	1,122
Mortgage loans held for sale	975	1,263
Derivative contracts	437	188
Regulatory assets	627	544
Other current assets	815	1,096
Total current assets	8,504	8,248

Property, plant and equipment, net	90,283	89,816
Goodwill	11,649	11,650
Regulatory assets	3,458	3,419
Investments and restricted cash, cash equivalents and investments	14,394	15,788
Other assets	3,181	3,144

Total assets	$131,469	$132,065

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,820	$2,136
Accrued interest	644	537
Accrued property, income and other taxes	606	606
Accrued employee expenses	398	372
Short-term debt	1,849	2,009
Current portion of long-term debt	1,494	1,265
Other current liabilities	1,647	1,837
Total current liabilities	8,458	8,762

BHE senior debt	12,605	13,003
BHE junior subordinated debentures	100	100
Subsidiary debt	35,706	35,394
Regulatory liabilities	7,063	6,960
Deferred income taxes	12,786	12,938
Other long-term liabilities	4,327	4,319
Total liabilities	81,045	81,476

Commitments and contingencies (Note 8)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 2 shares issued and outstanding	1,650	1,650
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,374	6,374
Long-term income tax receivable	(744)	(744)
Retained earnings	40,608	40,754
Accumulated other comprehensive loss, net	(1,358)	(1,340)
Total BHE shareholders' equity	46,530	46,694
Noncontrolling interests	3,894	3,895
Total equity	50,424	50,589

Total liabilities and equity	$131,469	$132,065

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Energy	$4,823	$4,849
Real estate	1,207	1,232
Total operating revenue	6,030	6,081

Operating expenses:
Energy:
Cost of sales	1,460	1,569
Operations and maintenance	943	934
Depreciation and amortization	1,007	915
Property and other taxes	205	210
Real estate	1,179	1,120
Total operating expenses	4,794	4,748

Operating income	1,236	1,333

Other income (expense):
Interest expense	(532)	(530)
Capitalized interest	17	14
Allowance for equity funds	38	26
Interest and dividend income	23	21
Losses on marketable securities, net	(1,257)	(1,118)
Other, net	5	8
Total other income (expense)	(1,706)	(1,579)

Loss before income tax benefit and equity loss	(470)	(246)
Income tax benefit	(507)	(535)
Equity loss	(57)	(179)
Net (loss) income	(20)	110
Net income attributable to noncontrolling interests	109	106
Net (loss) income attributable to BHE shareholders	(129)	4
Preferred dividends	16	38
Loss on common shares	$(145)	$(34)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021

Net (loss) income	$(20)	$110

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $3 and $4	15	7
Foreign currency translation adjustment	(110)	91
Unrealized gains on cash flow hedges, net of tax of $28 and $5	77	14
Total other comprehensive (loss) income, net of tax	(18)	112

Comprehensive (loss) income	(38)	222
Comprehensive income attributable to noncontrolling interests	109	106
Comprehensive (loss) income attributable to BHE shareholders	$(147)	$116

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977
Net income	—	—	—	—	4	—	106	110
Other comprehensive income	—	—	—	—	—	112	—	112
Preferred stock dividend	—	—	—	—	(38)	—	—	(38)
Distributions	—	—	—	—	—	—	(113)	(113)
Other equity transactions	—	—	—	—	1	—	2	3
Balance, March 31, 2021	$3,750	$—	$6,377	$(658)	$35,060	$(1,440)	$3,962	$47,051

Balance, December 31, 2021	$1,650	$—	$6,374	$(744)	$40,754	$(1,340)	$3,895	$50,589
Net (loss) income	—	—	—	—	(129)	—	109	(20)
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Preferred stock dividend	—	—	—	—	(16)	—	—	(16)
Distributions	—	—	—	—	—	—	(116)	(116)
Other equity transactions	—	—	—	—	(1)	—	6	5
Balance, March 31, 2022	$1,650	$—	$6,374	$(744)	$40,608	$(1,358)	$3,894	$50,424

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(20)	$110
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Losses on marketable securities, net	1,257	1,118
Depreciation and amortization	1,022	927
Allowance for equity funds	(38)	(26)
Equity loss, net of distributions	88	221
Changes in regulatory assets and liabilities	(42)	(9)
Deferred income taxes and investment tax credits, net	(203)	(135)
Other, net	6	9
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	333	(249)
Derivative collateral, net	85	14
Pension and other postretirement benefit plans	(11)	(21)
Accrued property, income and other taxes, net	(347)	(453)
Accounts payable and other liabilities	91	19
Net cash flows from operating activities	2,221	1,525

Cash flows from investing activities:
Capital expenditures	(1,553)	(1,295)
Purchases of marketable securities	(170)	(128)
Proceeds from sales of marketable securities	149	104
Equity method investments	(17)	(26)
Other, net	19	(29)
Net cash flows from investing activities	(1,572)	(1,374)

Cash flows from financing activities:
Repayments of BHE senior debt	—	(450)
Proceeds from subsidiary debt	405	—
Repayments of subsidiary debt	(193)	(26)
Net (repayments of) proceeds from short-term debt	(165)	409
Distributions to noncontrolling interests	(117)	(115)
Other, net	(240)	(9)
Net cash flows from financing activities	(310)	(191)

Effect of exchange rate changes	(1)	1

Net change in cash and cash equivalents and restricted cash and cash equivalents	338	(39)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,244	1,445
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,582	$1,406

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Berkshire Hathaway Energy Company ("BHE") is a holding company that owns a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry (collectively with its subsidiaries, the "Company") and is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The Company's operations are organized as eight business segments: PacifiCorp and its subsidiaries ("PacifiCorp"), MidAmerican Funding, LLC and its subsidiaries ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. and its subsidiaries ("NV Energy") (which primarily consists of Nevada Power Company and its subsidiaries ("Nevada Power") and Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific")), Northern Powergrid Holdings Company and its subsidiaries ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group, LLC and its subsidiaries (which primarily consists of BHE GT&S, LLC and its subsidiaries ("BHE GT&S"), Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation and its subsidiaries ("BHE Canada") (which primarily consists of AltaLink, L.P. ("AltaLink")) and BHE U.S. Transmission, LLC and its subsidiaries), BHE Renewables, LLC and its subsidiaries ("BHE Renewables") and HomeServices of America, Inc. and its subsidiaries ("HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies and interests in a liquefied natural gas ("LNG") export, import and storage facility in the U.S., an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the U.S. and one of the largest residential real estate brokerage franchise networks in the U.S.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2022	2021
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$90,560	$90,223
Interstate natural gas pipeline assets	3-80 years	17,526	17,423
		108,086	107,646
Accumulated depreciation and amortization		(33,248)	(32,680)
Regulated assets, net		74,838	74,966

Nonregulated assets:
Independent power plants	2-50 years	7,932	7,665
Cove Point LNG facility	40 years	3,366	3,364
Other assets	2-30 years	2,688	2,666
		13,986	13,695
Accumulated depreciation and amortization		(3,146)	(3,041)
Nonregulated assets, net		10,840	10,654

Net operating assets		85,678	85,620
Construction work-in-progress		4,605	4,196
Property, plant and equipment, net		$90,283	$89,816

Construction work-in-progress includes $4.3 billion as of March 31, 2022 and $3.8 billion as of December 31, 2021, related to the construction of regulated assets.

(3)    Investments and Restricted Cash, Cash Equivalents and Investments

Investments and restricted cash, cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2022	2021
Investments:
BYD Company Limited common stock	$6,446	$7,693
Rabbi trusts	475	492
Other	315	305
Total investments	7,236	8,490

Equity method investments:
BHE Renewables tax equity investments	4,812	4,931
Iroquois Gas Transmission System, L.P.	744	735
Electric Transmission Texas, LLC	598	595
JAX LNG, LLC	93	92
Bridger Coal Company	44	45
Other	152	156
Total equity method investments	6,443	6,554

Restricted cash, cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	733	768
Other restricted cash and cash equivalents	150	148
Total restricted cash, cash equivalents and investments	883	916

Total investments and restricted cash, cash equivalents and investments	$14,562	$15,960

Reflected as:
Current assets	$168	$172
Noncurrent assets	14,394	15,788
Total investments and restricted cash, cash equivalents and investments	$14,562	$15,960

Investments

Losses on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Unrealized losses recognized on marketable securities still held at the reporting date	$(1,257)	$(1,119)
Net gains recognized on marketable securities sold during the period	—	1
Losses on marketable securities, net	$(1,257)	$(1,118)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$1,432	$1,096
Restricted cash and cash equivalents	129	127
Investments and restricted cash, cash equivalents and investments	21	21
Total cash and cash equivalents and restricted cash and cash equivalents	$1,582	$1,244

(4)    Recent Financing Transactions

Long-Term Debt

In April 2022, BHE issued $1 billion of its 4.6% Senior Notes due 2053 and intends to use the net proceeds for general corporate purposes, which may include repaying a portion of BHE's outstanding commercial paper obligations and redeeming a portion of its 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway.

In April 2022, Sierra Pacific purchased the following series of bonds that were held by the public: $30 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016C, due 2036; $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016D, due 2036; $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016E, due 2036; $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036; $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036; and $30 million of its variable-rate tax-exempt Pollution Control Refunding Revenue Bonds, Series 2016B, due 2029. Sierra Pacific purchased these bonds as required by the bond indentures. Sierra Pacific is holding these bonds and can re-offer them at a future date.

In April 2022, Northern Powergrid (Northeast) plc issued £350 million of its 3.25% bonds due 2052 and intends to use the net proceeds for general corporate purposes.

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

(5)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2022, is 108% and results from a $507 million income tax benefit associated with a $470 million pre-tax loss, primarily relating to a pre-tax unrealized loss of $1,247 million on the Company's investment in BYD Company Limited. The $507 million income tax benefit is primarily comprised of a $99 million benefit (21%) from the application of the statutory income tax rate to the pre-tax loss and a $339 million benefit (72%) from income tax credits.

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2022	2021

Federal statutory income tax rate	21%	21%
Income tax credits	72	136
State income tax, net of federal income tax impacts	(3)	21
Income tax effect of foreign income	3	6
Effects of ratemaking	8	10
Equity income	3	15
Noncontrolling interest	5	9
Other, net	(1)	(1)
Effective income tax rate	108%	217%

Income tax credits relate primarily to PTCs from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2022 and 2021 totaled $338 million and $315 million, respectively.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company made no payments for federal income taxes to Berkshire Hathaway for the three-month periods ended March 31, 2022 and 2021.

(6)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Pension:
Service cost	$7	$7
Interest cost	19	20
Expected return on plan assets	(27)	(33)
Settlement	2	—
Net amortization	4	6
Net periodic benefit cost	$5	$—

Other postretirement:
Service cost	$2	$2
Interest cost	5	5
Expected return on plan assets	(7)	(5)
Net amortization	—	(1)
Net periodic benefit cost	$—	$1

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $4 million, respectively, during 2022. As of March 31, 2022, $4 million and $3 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit credit for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021

Service cost	$4	$4
Interest cost	10	8
Expected return on plan assets	(25)	(28)
Net amortization	6	14
Net periodic benefit credit	$(5)	$(2)

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £12 million during 2022. As of March 31, 2022, £3 million, or $4 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2022:
Assets:
Commodity derivatives	$13	$534	$59	$(64)	$542
Interest rate derivatives	11	58	25	—	94
Mortgage loans held for sale	—	975	—	—	975
Money market mutual funds	715	—	—	—	715
Debt securities:
U.S. government obligations	225	—	—	—	225
International government obligations	—	1	—	—	1
Corporate obligations	—	79	—	—	79
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	415	—	—	—	415
International companies	6,455	—	—	—	6,455
Investment funds	285	—	—	—	285
	$8,119	$1,651	$84	$(64)	$9,790
Liabilities:
Commodity derivatives	$(1)	$(88)	$(298)	$69	$(318)
Foreign currency exchange rate derivatives	—	(3)	—	—	(3)
Interest rate derivatives	—	—	(12)	—	(12)
	$(1)	$(91)	$(310)	$69	$(333)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2021:
Assets:
Commodity derivatives	$5	$271	$73	$(47)	$302
Foreign currency exchange rate derivatives	—	3	—	—	3
Interest rate derivatives	1	3	20	—	24
Mortgage loans held for sale	—	1,263	—	—	1,263
Money market mutual funds	554	—	—	—	554
Debt securities:
U.S. government obligations	232	—	—	—	232
International government obligations	—	2	—	—	2
Corporate obligations	—	90	—	—	90
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
U.S. companies	428	—	—	—	428
International companies	7,703	—	—	—	7,703
Investment funds	237	—	—	—	237
	$9,160	$1,637	$93	$(47)	$10,843
Liabilities:
Commodity derivatives	$(2)	$(113)	$(224)	$73	$(266)
Foreign currency exchange rate derivatives	—	(3)	—	—	(3)
Interest rate derivatives	—	(7)	(1)	—	(8)
	$(2)	$(123)	$(225)	$73	$(277)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $5 million and $26 million as of March 31, 2022 and December 31, 2021, respectively.
Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which the Company transacts. When quoted prices for identical contracts are not available, the Company uses forward price curves. Forward price curves represent the Company's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. The Company bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by the Company. Market price quotations are generally readily obtainable for the applicable term of the Company's outstanding derivative contracts; therefore, the Company's forward price curves reflect observable market quotes. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to the length of the contract. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, the Company uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of the underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts.

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

The following table reconciles the beginning and ending balances of the Company's financial assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2022:
Beginning balance	$(151)	$19
Changes included in earnings(1)	(56)	(6)
Changes in fair value recognized in OCI	5	—
Changes in fair value recognized in net regulatory assets	(60)	—
Settlements	23	—
Ending balance	$(239)	$13

2021:
Beginning balance	$116	$62
Changes included in earnings(1)	(6)	(21)
Changes in fair value recognized in OCI	(1)	—
Changes in fair value recognized in net regulatory assets	16	—
Settlements	(1)	—
Ending balance	$124	$41

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

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$49,905	$52,246	$49,762	$57,189

(8)    Commitments and Contingencies

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

California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California (the "2020 Wildfires"). The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Multiple lawsuits have been filed in Oregon and California, including a putative class action complaint in Oregon, on behalf of citizens and businesses who suffered damages from fires allegedly caused by PacifiCorp. Additionally, several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. The final determinations of liability, however, will only be made following comprehensive investigations and litigation processes.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could nevertheless be found liable for all damages proximately caused by negligence, including real and personal property and natural resource damage; fire suppression costs; personal injury and loss of life damages; and interest.

PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, real and personal property damage, personal injury damages and loss of life damages, but exclude estimated potential losses for natural resource damage as PacifiCorp is unable to reasonably estimate such losses at this time. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the variation in those types of properties and lack of available details. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC and the States as co-licensees. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions conditionally approved the required property transfer applications. In August 2021, PacifiCorp notified the Public Service Commission of Utah of the property transfer, however no formal approval is required in Utah. The transfer will be effective within 30 days following the issuance of a license surrender from the FERC for the project, which remains pending. In February 2022, the FERC staff issued a draft environmental impact statement for the project, concluding that dam removal is the preferred alternative. Comments on the draft were due in April 2022, and a final environmental impact statement is expected later in 2022.

Guarantees

The Company has entered into guarantees as part of the normal course of business and the sale of certain assets. These guarantees are not expected to have a material impact on the Company's consolidated financial results.

(9)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 11 (in millions):

	For the Three-Month Period Ended March 31, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,185	$472	$599	$—	$—	$—	$—	$—	$2,256
Retail gas	—	337	51	—	—	—	—	—	388
Wholesale	55	161	20	—	—	—	—	—	236
Transmission and distribution	32	15	17	269	—	176	—	—	509
Interstate pipeline	—	—	—	—	745	—	—	(41)	704
Other	20	—	1	—	1	—	—	—	22
Total Regulated	1,292	985	688	269	746	176	—	(41)	4,115
Nonregulated	—	2	—	15	278	7	169	133	604
Total Customer Revenue	1,292	987	688	284	1,024	183	169	92	4,719
Other revenue	5	18	5	31	11	—	(2)	36	104
Total	$1,297	$1,005	$693	$315	$1,035	$183	$167	$128	$4,823

	For the Three-Month Period Ended March 31, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,145	$452	$511	$—	$—	$—	$—	$—	$2,108
Retail gas	—	460	38	—	—	—	—	—	498
Wholesale	36	125	15	—	17	—	—	—	193
Transmission and distribution	25	15	21	263	—	172	—	—	496
Interstate pipeline	—	—	—	—	815	—	—	(41)	774
Other	23	—	—	—	2	—	—	—	25
Total Regulated	1,229	1,052	585	263	834	172	—	(41)	4,094
Nonregulated	—	10	—	10	237	8	166	187	618
Total Customer Revenue	1,229	1,062	585	273	1,071	180	166	146	4,712
Other revenue	13	5	6	27	22	—	24	40	137
Total	$1,242	$1,067	$591	$300	$1,093	$180	$190	$186	$4,849

(1)The BHE and Other reportable segment represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2022	2021
Customer Revenue:
Brokerage	$1,092	$1,022
Franchise	20	18
Total Customer Revenue	1,112	1,040
Mortgage and other revenue	95	192
Total	$1,207	$1,232

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2022, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,878	$22,103	$24,981

(10)    Components of Other Comprehensive Income (Loss), Net

The following table shows the change in accumulated other comprehensive income (loss) by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	(Losses) Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2020	$(492)	$(1,062)	$(8)	$10	$(1,552)
Other comprehensive income	7	91	14	—	112
Balance, March 31, 2021	$(485)	$(971)	$6	$10	$(1,440)

Balance, December 31, 2021	$(318)	$(1,086)	$59	$5	$(1,340)
Other comprehensive income (loss)	15	(110)	77	—	(18)
Balance, March 31, 2022	$(303)	$(1,196)	$136	$5	$(1,358)

(11)    Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, and BHE Transmission, whose business includes operations in Canada. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
PacifiCorp	$1,297	$1,242
MidAmerican Funding	1,005	1,067
NV Energy	693	591
Northern Powergrid	315	300
BHE Pipeline Group	1,035	1,093
BHE Transmission	183	180
BHE Renewables	167	190
HomeServices	1,207	1,232
BHE and Other(1)	128	186
Total operating revenue	$6,030	$6,081

Depreciation and amortization:
PacifiCorp	$280	$264
MidAmerican Funding	250	207
NV Energy	140	136
Northern Powergrid	80	71
BHE Pipeline Group	131	118
BHE Transmission	58	58
BHE Renewables	65	60
HomeServices	15	11
BHE and Other(1)	3	2
Total depreciation and amortization	$1,022	$927

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating income:
PacifiCorp	$216	$234
MidAmerican Funding	100	48
NV Energy	62	70
Northern Powergrid	159	151
BHE Pipeline Group	538	618
BHE Transmission	83	81
BHE Renewables	(2)	33
HomeServices	28	112
BHE and Other(1)	52	(14)
Total operating income	1,236	1,333
Interest expense	(532)	(530)
Capitalized interest	17	14
Allowance for equity funds	38	26
Interest and dividend income	23	21
Losses on marketable securities, net	(1,257)	(1,118)
Other, net	5	8
Total loss before income tax benefit and equity loss	$(470)	$(246)

Interest expense:
PacifiCorp	$106	$107
MidAmerican Funding	82	78
NV Energy	51	52
Northern Powergrid	32	33
BHE Pipeline Group	37	38
BHE Transmission	38	38
BHE Renewables	41	40
HomeServices	1	1
BHE and Other(1)	144	143
Total interest expense	$532	$530

Loss on common shares:
PacifiCorp	$130	$169
MidAmerican Funding	241	144
NV Energy	29	34
Northern Powergrid	111	104
BHE Pipeline Group	322	383
BHE Transmission	62	59
BHE Renewables	104	16
HomeServices	21	84
BHE and Other(1)	(1,165)	(1,027)
Total loss on common shares	$(145)	$(34)

	As of
	March 31,	December 31,
	2022	2021
Assets:
PacifiCorp	$27,999	$27,615
MidAmerican Funding	25,451	25,352
NV Energy	15,430	15,239
Northern Powergrid	9,175	9,326
BHE Pipeline Group	20,486	20,434
BHE Transmission	9,618	9,476
BHE Renewables	12,138	11,829
HomeServices	4,036	4,574
BHE and Other(1)	7,136	8,220
Total assets	$131,469	$132,065

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue by country:
U.S.	$5,534	$5,597
United Kingdom	315	300
Canada	181	177
Other	—	7
Total operating revenue by country	$6,030	$6,081

Loss before income tax benefit and equity loss by country:
U.S.	$(654)	$(423)
United Kingdom	139	132
Canada	46	39
Other	(1)	6
Total loss before income tax benefit and equity loss by country	$(470)	$(246)

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2022 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2021	$1,129	$2,102	$2,369	$992	$1,814	$1,563	$95	$1,586	$11,650
Acquisitions	—	—	—	—	—	—	—	3	3
Foreign currency translation	—	—	—	(20)	—	16	—	—	(4)
March 31, 2022	$1,129	$2,102	$2,369	$972	$1,814	$1,579	$95	$1,589	$11,649

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

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies, one of which owns a liquefied natural gas ("LNG") export, import and storage facility, in the U.S., an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, the largest residential real estate brokerage firm in the U.S. and one of the largest residential real estate brokerage franchise networks in the U.S. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2022 and 2021

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2022	2021	Change
Operating revenue:
PacifiCorp	$1,297	$1,242	$55	4%
MidAmerican Funding	1,005	1,067	(62)	(6)
NV Energy	693	591	102	17
Northern Powergrid	315	300	15	5
BHE Pipeline Group	1,035	1,093	(58)	(5)
BHE Transmission	183	180	3	2
BHE Renewables	167	190	(23)	(12)
HomeServices	1,207	1,232	(25)	(2)
BHE and Other	128	186	(58)	(31)
Total operating revenue	$6,030	$6,081	$(51)	(1)%

Loss on common shares:
PacifiCorp	$130	$169	$(39)	(23)%
MidAmerican Funding	241	144	97	67
NV Energy	29	34	(5)	(15)
Northern Powergrid	111	104	7	7
BHE Pipeline Group	322	383	(61)	(16)
BHE Transmission	62	59	3	5
BHE Renewables(1)	104	16	88	*
HomeServices	21	84	(63)	(75)
BHE and Other	(1,165)	(1,027)	(138)	(13)
Total loss on common shares	$(145)	$(34)	$(111)	*

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares decreased $111 million for the first quarter of 2022 compared to 2021. The first quarter of 2022 included a pre-tax unrealized loss of $1,247 million ($985 million after-tax) compared to a pre-tax unrealized loss in the first quarter of 2021 of $1,124 million ($818 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first quarter of 2022 was $840 million, an increase of $56 million, or 7%, compared to adjusted earnings on common shares in the first quarter of 2021 of $784 million.

The decrease in earnings on common shares for the first quarter of 2022 compared to 2021 was primarily due to the following:
•The Utilities' earnings increased $53 million for the first quarter of 2022 compared to 2021, reflecting higher electric utility margin and favorable income tax expense from higher PTCs recognized, partially offset by higher depreciation and amortization expense and higher operations and maintenance expense. Electric retail customer volumes increased 3.4% for the first quarter of 2022 compared to 2021, primarily due to higher customer usage, an increase in the average number of customers and the favorable impact of weather;
•BHE Pipeline Group's earnings decreased $61 million for the first quarter of 2022 compared to 2021, primarily due to lower earnings of $70 million at Northern Natural Gas from higher gross margin on gas sales and higher transportation revenue recognized in the first quarter of 2021 from the February 2021 polar vortex weather event, partially offset by favorable recurring transportation revenue due to higher volumes and rates;
•BHE Renewables' earnings increased $88 million for the first quarter of 2022 compared to 2021, primarily due to higher earnings on tax equity investments of $96 million as a result of the unfavorable impacts recognized in the first quarter of 2021 from the February 2021 polar vortex weather event;
•HomeServices' earnings decreased $63 million for the first quarter of 2022 compared to 2021, primarily due to lower earnings from mortgage services of $48 million, from a decrease in funded volume, and lower earnings from brokerage and settlement services of $16 million, largely attributable to a decrease in closed units at existing companies; and
•BHE and Other's earnings decreased $138 million for the first quarter of 2022 compared to 2021, mainly due to the $167 million unfavorable comparative change in the after-tax unrealized position of the Company's investment in BYD Company Limited, partially offset by $21 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway.

Reportable Segment Results

PacifiCorp

Operating revenue increased $55 million for the first quarter of 2022 compared to 2021, primarily due to higher retail revenue of $40 million and higher wholesale and other revenue of $15 million. Retail revenue increased primarily due to higher retail volumes of $25 million and price impacts of $15 million from higher tariffs. Retail customer volumes increased 1.9%, primarily due to an increase in the average number of customers, the favorable impact of weather and higher customer usage. Wholesale and other revenue increased primarily due to higher average wholesale prices and higher wheeling revenue.

Earnings decreased $39 million for the first quarter of 2022 compared to 2021, primarily due to higher operations and maintenance expense of $18 million, higher depreciation and amortization expense of $16 million, from additional assets placed in-service, and increased income tax expense, partially offset by higher utility margin of $14 million. Operations and maintenance expense increased mainly due to higher thermal plant maintenance and higher costs associated with additional wind-powered generating facilities placed in-service. Utility margin increased primarily due to the higher retail, wholesale and other revenues and higher deferred net power costs in accordance with established adjustment mechanisms, partially offset by higher purchased power and thermal generation costs.

MidAmerican Funding

Operating revenue decreased $62 million for the first quarter of 2022 compared to 2021, primarily due to lower natural gas operating revenue of $116 million, partially offset by higher electric operating revenue of $63 million. Natural gas operating revenue decreased due to a lower average per-unit cost of natural gas sold resulting in lower purchased gas adjustment recoveries of $134 million (fully offset in cost of sales), partially offset by the impacts of tax reform of $8 million, the impacts of certain regulatory recovery mechanisms of $7 million and the favorable impacts of weather of $4 million. Electric operating revenue increased due to higher wholesale and other revenue of $43 million and higher retail revenue of $20 million. Electric wholesale and other revenue increased mainly due to higher wholesale volumes of $24 million and higher average wholesale per-unit prices of $19 million. Electric retail revenue increased primarily due to higher customer volumes of $18 million and higher recoveries through adjustment clauses of $4 million (fully offset in expense, primarily cost of sales), partially offset by price impacts from changes in sales mix of $2 million. Electric retail customer volumes increased 5.6% due to higher customer usage and the favorable impact of weather.

Earnings increased $97 million for the first quarter of 2022 compared to 2021, primarily due to higher electric utility margin of $89 million, a favorable income tax benefit and higher natural gas utility margin of $18 million, partially offset by higher depreciation and amortization expense of $43 million and lower nonregulated utility margin of $9 million. Electric utility margin increased primarily due to the higher retail and wholesale revenues as well as lower purchased power costs. The favorable income tax benefit was largely due to higher PTCs recognized of $52 million, from new wind-powered generating facilities placed in-service, and the effects of ratemaking. Depreciation and amortization expense increased primarily from the impacts of certain regulatory mechanisms and additional assets placed in-service.

NV Energy

Operating revenue increased $102 million for the first quarter of 2022 compared to 2021, primarily due to higher electric operating revenue of $90 million and higher natural gas operating revenue of $13 million. Electric operating revenue increased primarily due to higher fully-bundled energy rates (fully offset in cost of sales) of $88 million, higher retail customer volumes of $4 million and higher transmission and wholesale revenue of $4 million, partially offset by lower regulatory-related revenue deferrals. Electric retail customer volumes increased 4.0%, primarily due to an increase in the average number of customers and higher customer usage, partially offset by the unfavorable impact of weather. Natural gas operating revenue increased due to a higher average per-unit cost of natural gas sold (fully offset in cost of sales).

Earnings decreased $5 million for the first quarter of 2022 compared to 2021, mainly due to higher operations and maintenance expense of $6 million largely from increased plant operations and maintenance expenses and an unfavorable change in earnings sharing at the Nevada Utilities.

Northern Powergrid

Operating revenue increased $15 million for the first quarter of 2022 compared to 2021, primarily due to higher distribution revenue of $10 million, revenue from a gas project reaching commercial operation in March 2022 totaling $10 million and higher smart metering revenue of $6 million, partially offset by $9 million from the stronger U.S. dollar. Distribution revenue increased from higher tariff rates of $14 million, partially offset by a 2.6% decline in units distributed of $3 million.

Earnings increased $7 million for the first quarter of 2022 compared to 2021, primarily due to the higher distribution revenue, partially offset by $3 million from the stronger U.S. dollar.

BHE Pipeline Group

Operating revenue decreased $58 million for the first quarter of 2022 compared to 2021, primarily due to lower gas sales of $41 million related to system balancing activities at Northern Natural Gas, lower transportation revenue of $20 million at Northern Natural Gas and lower gas sales of $17 million at EGTS used for operational and system balancing purposes, partially offset by higher LNG variable revenue of $13 million at BHE GT&S and higher non-regulated revenue of $11 million at BHE GT&S. The variances in gas sales and transportation revenue at Northern Natural Gas included favorable impacts recognized in the first quarter of 2021 of $77 million and $49 million, respectively, from the February 2021 polar vortex weather event. Excluding this item, gas sales increased $36 million (largely offset in cost of sales) and transportation revenue increased $29 million due to higher volumes and rates.

Earnings decreased $61 million for the first quarter of 2022 compared to 2021, primarily due to lower earnings of $70 million at Northern Natural Gas as the higher gross margin on gas sales and higher transportation revenue recognized in the first quarter of 2021 from the February 2021 polar vortex weather event were partially offset by the favorable transportation revenue due to higher volumes and rates.

BHE Transmission

Operating revenue increased $3 million for the first quarter of 2022 compared to 2021, mainly due to higher revenue at AltaLink from recovery of higher costs and from additional assets placed in-service.

Earnings increased $3 million for the first quarter of 2022 compared to 2021, mainly due to the additional assets placed in-service at AltaLink and improved equity earnings at Electric Transmission Texas, LLC.

BHE Renewables

Operating revenue decreased $23 million for the first quarter of 2022 compared to 2021, primarily due to unfavorable changes in the valuation of certain derivative contracts totaling $43 million and lower hydro revenues of $8 million due to the transfer of the Casecnan generating facility to the National Irrigation Administration in December 2021, partially offset by higher wind, solar and geothermal revenues of $27 million from higher generation and pricing.

Earnings increased $88 million for the first quarter 2022 compared to 2021, primarily due to higher wind earnings of $92 million and higher solar earnings of $6 million, largely due to the higher operating revenue, partially offset by lower hydro earnings of $10 million due to the Casecnan generating facility transfer. Wind earnings increased primarily due to higher earnings on tax equity investments of $96 million as a result of the unfavorable impacts recognized in the first quarter of 2021 from the February 2021 polar vortex weather event.

HomeServices

Operating revenue decreased $25 million for the first quarter of 2022 compared to 2021, primarily due to lower mortgage revenue of $97 million from a 41% decrease in funded volume due to lower refinance activity, partially offset by higher brokerage revenue of $78 million from a 9% increase in closed transaction volume. The increase in brokerage volume was due to acquisitions and an 11% increase in average sales price at existing companies offset by 12% fewer closed units at existing companies.

Earnings decreased $63 million for the first quarter of 2022 compared to 2021, primarily due to lower earnings from mortgage services of $48 million, from the decrease in funded volume, and lower earnings from brokerage and settlement services of $16 million, largely attributable to the decrease in closed units at existing companies.

BHE and Other

Operating revenue decreased $58 million for the first quarter of 2022 compared to 2021, primarily due to lower electricity sales revenue at MidAmerican Energy Services, LLC, from unfavorable pricing.

Earnings decreased $138 million for the first quarter of 2022 compared to 2021, primarily due to the $167 million unfavorable comparative change in the after-tax unrealized position of the Company's investment in BYD Company Limited and $54 million of lower federal income tax credits recognized on a consolidated basis, partially offset by higher earnings of $41 million at MidAmerican Energy Services, LLC, mainly due to favorable changes in unrealized positions on derivative contracts, lower corporate costs and $21 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2022, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$163	$335	$132	$40	$75	$60	$363	$264	$1,432

Credit facilities	3,500	1,200	1,509	650	263	860	3,300	—	11,282
Less:
Short-term debt	(110)	—	—	(161)	—	(375)	(1,203)	—	(1,849)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(1)	—	—	(589)
Net credit facilities	3,390	982	1,139	489	263	484	2,097	—	8,844

Total net liquidity(1)	$3,553	$1,317	$1,271	$529	$338	$544	$2,460	$264	$10,276
Credit facilities:
Maturity dates	2024	2024	2022, 2024	2024	2024	2022, 2026	2022, 2023, 2026

(1)    Excludes $100 million of available liquidity under a delayed draw term loan at Nevada Power.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021 were $2.2 billion and $1.5 billion, respectively. The increase was primarily due to changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021 were $(1.6) billion and $(1.4) billion, respectively. The change was primarily due to higher capital expenditures of $258 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2022 was $(310) million. Sources of cash totaled $405 million and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $715 million and consisted mainly of repayments of subsidiary debt totaling $193 million, net repayments of short-term debt totaling $165 million and distributions to noncontrolling interests of $117 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2021	2022	2022
Capital expenditures by business:
PacifiCorp	$439	$374	$2,359
MidAmerican Funding	298	459	2,013
NV Energy	167	272	1,282
Northern Powergrid	179	169	652
BHE Pipeline Group	102	205	1,243
BHE Transmission	77	47	191
BHE Renewables	18	19	184
HomeServices	8	12	60
BHE and Other(1)	7	(4)	13
Total	$1,295	$1,553	$7,997

Capital expenditures by type:
Wind generation	$97	$155	$990
Electric distribution	427	392	1,737
Electric transmission	157	258	1,820
Natural gas transmission and storage	85	103	982
Solar generation	4	51	220
Other	525	594	2,248
Total	$1,295	$1,553	$7,997
(1)BHE and Other represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $3 million for the three-month period ended March 31, 2022. Planned spending for the construction of additional wind-powered generating facilities totals $142 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $120 million and $24 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned spending for the repowering of wind-powered generating facilities totals $386 million for the remainder of 2022. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 812 MWs of current repowering projects not in-service as of March 31, 2022, 511 MWs are currently expected to qualify for 80% of the PTCs available for 10 years following each facility's return to service and 301 MWs are expected to qualify for 60% of such credits.
◦Construction of wind-powered generating facilities at PacifiCorp totaling $3 million and $27 million for the three-month periods ended March 31, 2022 and 2021, respectively. Construction includes 516 MWs of new wind-powered generating facilities that were placed in-service in 2021. Planned spending for the construction of additional wind-powered generating facilities totals $109 million for the remainder of 2022. The energy production from the new wind-powered generating facilities placed in-service by the end of 2024 is expected to qualify for 60% of the federal PTCs available for 10 years once the equipment is placed in-service.

◦Planned acquisition and repowering of two wind-powered generating facilities by PacifiCorp totaling $3 million and $1 million for the three-month periods ended March 31, 2022 and 2021, respectively. The repowered facilities are expected to be placed in-service in 2023 and 2024. Planned spending for acquiring and repowering generating facilities totals $18 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $25 million for the three-month period ended March 31, 2022. Planned spending for repowering generating facilities totals $64 million for the remainder of 2022.
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
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects planned costs for the 416-mile, 500-kV high-voltage transmission line between the Aeolus substation near Medicine Bow in Wyoming and the Clover substation near Mona, Utah; the 59-mile, 230-kV high-voltage transmission line between the Windstar substation near Glenrock, Wyoming and the Aeolus substation; and the 290-mile, 500-kV high-voltage transmission line from the Longhorn substation near Boardman, Oregon to the Hemingway substation near Boise, Idaho. Expenditures for these segments totaled $95 million and $16 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned spending for these Energy Gateway Transmission segments to be placed in-service in 2024-2026 totals $814 million for the remainder of 2022.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has received approval from the PUCN to build a 350-mile, 525-kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substations. Expenditures for the expansion program and other growth projects totaled $30 million and $19 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned spending for the expansion program estimated to be placed in-service in 2026-2028 and other growth projects totals $166 million for the remainder of 2022.
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
•Solar generation includes growth expenditures, including spending for the following:
◦Construction of solar-powered generating facilities at MidAmerican Energy totaling 141 MWs of small- and utility-scale solar generation, with total spend of $44 million and $3 million for the three-month periods ended March 31, 2022 and 2021, respectively and planned spending of $96 million for the remainder of 2022.
◦Construction of a solar-powered generating facility at Nevada Power totaling $7 million for the three-month period ended March 31, 2022 and planned spending of $74 million for the remainder of 2022. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Other capital expenditures includes both growth and operating expenditures, including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Other Renewable Investments

The Company has invested in projects sponsored by third parties, commonly referred to as tax equity investments. Under the terms of these tax equity investments, the Company has entered into equity capital contribution agreements with the project sponsors that require contributions. The Company has made no contributions for the three-month period ended March 31, 2022, and has commitments as of March 31, 2022, subject to satisfaction of certain specified conditions, to provide equity contributions of $356 million for the remainder of 2022 pursuant to these equity capital contribution agreements as the various projects achieve commercial operation. However, the Company expects to assign its rights and obligations under these equity capital contribution agreements, including any related funding commitments, to an entity affiliated through common ownership. Once a project achieves commercial operation, the Company enters into a partnership agreement with the project sponsor that directs and allocates the operating profits and tax benefits from the project.

Material Cash Requirements

As of March 31, 2022, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 other than the recent financing transactions previously discussed.

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

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 and new regulatory matters occurring in 2022.

PacifiCorp

Oregon

In March 2022, PacifiCorp filed a general rate case requesting an overall rate change of $82 million, or 6.6%, to become effective January 1, 2023. A hearing in the rate case will be held in September 2022 with an order expected in December 2022.

Washington

In June 2021, PacifiCorp filed a power cost only rate case to update baseline net power costs for 2022. The proposed $13 million, or 3.7%, rate increase has a requested effective date of January 1, 2022. In November 2021, PacifiCorp reached a proposed settlement with most of the parties, which includes an agreement to adjust the PTC rate in base rates and apply a production factor and to include a net power cost update as part of the compliance filing. A hearing was held in January 2022 and the WUTC issued an order approving the settlement in March 2022. A compliance filing, reflecting a $43 million, or 12.2%, increase was filed in April 2022 with rates effective May 1, 2022.

NV Energy (Nevada Power and Sierra Pacific)

Senate Bill 448 ("SB 448")

SB 448 was signed into law on June 10, 2021. The legislation is intended to accelerate transmission development, renewable energy and storage, and accelerate transportation electrification within the state of Nevada. In September 2021, the Nevada Utilities filed an amendment to the 2021 Joint IRP for the approval of their Transmission Infrastructure for a Clean Energy Economy Plan that sets forth a plan for the construction of high-voltage transmission infrastructure, Greenlink North among others, that will be placed into service no later than December 31, 2028, and requires the IRP to include at least one scenario that uses sources of supply that will achieve certain reductions in carbon dioxide emissions. In September 2021, the Nevada Utilities filed an application for the approval of their Economic Recovery Transportation Electrification Plan to accelerate transportation electrification in the state of Nevada. The plan establishes requirements for the contents of the transportation electrification investment as well as requirements for review, cost recovery and monitoring. The plan covers an initial period beginning January 1, 2022 and ending on December 31, 2024. In November 2021, the PUCN issued an order granting the application and accepting the Economic Recovery Transportation Electrification Plan with some modifications. The PUCN opened rulemakings to address other regulations that resulted from SB 448. In February 2022, the PUCN adopted regulations regarding the Economic Development Electric Rate Rider Program to revise the discounted electric rates to ease the economic burden on small businesses who take advantage of the discounted rates under the tariff. The remaining two SB 448 rulemakings are ongoing.

ON Line Temporary Rider ("ONTR")

In October 2021, Sierra Pacific filed an application with the PUCN for approval of the ONTR with corresponding updates to its electric rate tariffs to authorize recovery of the One Nevada Transmission Line ("ON Line") regulatory asset being accumulated as a result of the ON Line cost reallocation as well as the related on-going reallocated revenue requirement. Sierra Pacific's application would have, if approved by the PUCN as filed, resulted in a one-time rate increase of $28 million to be collected over a nine-month period starting on April 1, 2022. In March 2022, the PUCN issued an order directing Sierra Pacific to recover $14 million of the ON Line regulatory asset as a one-time rate increase collectable over a nine-month period effective April 1, 2022, with the expected remaining balance at December 31, 2022 to be included in rate base in the 2022 regulatory rate review for inclusion in the rates set in that case.

Merger Application

In March 2022, the Nevada Utilities filed a joint application with the PUCN for authorization to merge Sierra Pacific with and into Nevada Power, with Nevada Power being the surviving entity. If approved by the PUCN as filed, Nevada Power will have two distinct electric service territories in northern and southern Nevada each with their own rates and one natural gas service territory in the Reno and Sparks area. An order is expected in 2022.

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

BHE Transmission

AltaLink

2022-2023 General Tariff Application

In April 2021, AltaLink filed its 2022-2023 GTA delivering on the last two years of its commitment to keep rates flat for customers at or below the 2018 level of C$904 million for the five-year period from 2019 to 2023. The two-year application achieves flat tariffs by continuing to transition to the AUC-approved salvage recovery method and continuing the use of the flow-through income tax method, with an overall year-over-year increase of approximately 2% in 2022 and 2023 revenue requirements. In addition, similar to the refund of previously collected accumulated depreciation surplus approved by the AUC for 2021, AltaLink proposed to provide further tariff reductions over the two years by refunding an additional C$60 million per year. The application requested the approval of transmission tariffs of C$824 million and C$847 million for 2022 and 2023, respectively.

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

In March 2022, AltaLink filed a review and variance application with the AUC. The application requested the AUC to review and vary its decision to deny AltaLink's proposed C$120 million refund of accumulated depreciation surplus, given material changes in circumstances since the decision was issued in January 2022. The existing pressures on Albertans and Alberta businesses that resulted from the COVID-19 pandemic have been compounded by cost increases due to higher inflation and global supply chain disruptions.

2023 Generic Cost of Capital Proceeding

In January 2022, the AUC initiated the 2023 generic cost of capital proceeding. The proceeding will be conducted in two stages. The first stage will determine the cost of capital parameters for 2023 and the second stage will consider returning to a formula-based approach to establish cost of capital adjustments, commencing in 2024. In March 2022, the AUC issued its decision with respect to the first stage of the 2023 GCOC proceeding by approving the extension of the 2022 return on equity of 8.5% and deemed equity ratio of 37% for 2023, recognizing lingering uncertainty and continued volatility of financial markets due to the COVID-19 pandemic. With respect to the second stage, the AUC plans to commence the 2024 GCOC proceeding to establish a formula-based approach in the third quarter of 2022 and to conclude in the second quarter of 2023.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, and new environmental matters occurring in 2022.

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

On June 4, 2018, the EPA published final ozone designations for much of the U.S. Relevant to the Registrants, these designations include classifying Yuma County, Arizona; Clark County, Nevada; and the Northern Wasatch Front, Southern Wasatch Front and Duchesne and Uintah counties in Utah as nonattainment-marginal with the 2015 ozone standard. These areas were required to meet the 2015 standard three years from the August 3, 2018, effective date. All other areas relevant to the Registrants were designated attainment/unclassifiable with this same action. However, on January 29, 2021, the D.C. Circuit vacated several provisions of the 2018 implementing rules for the 2015 ozone standards for contravening the Clean Air Act. The EPA and environmental groups finalized a consent decree in January 2022 that sets deadlines for the agency to approve or disapprove the "good neighbor" provisions of interstate ozone plans of dozens of states. Relevant to the Registrants, the EPA must, by April 30, 2022, propose to approve or disapprove the interstate ozone SIPs of Alabama, Iowa, Maryland, Michigan, Minnesota, New York, Ohio, Pennsylvania, Texas, West Virginia and Wisconsin. On February 22, 2022, the EPA published a series of proposed decisions to disapprove the SIPs for interstate ozone transport of 19 states. Relevant to the Registrants, these states include Alabama, Maryland, Michigan, Minnesota, New York, Ohio, West Virginia and Wisconsin. The EPA also proposed to approve Iowa's SIP after re-analyzing the state's data. The EPA must finalize the proposed rules by December 15, 2022. In addition, the EPA must, by December 15, 2022, approve or disapprove the interstate plans of Arizona, California, Nevada and Wyoming. On April 15, 2022, the EPA issued its final rule approving Iowa's SIP as meeting the good neighbor provisions for the 2015 ozone standard. Until the EPA takes final action consistent with this decree, additional impacts to the relevant Registrants cannot be determined.

Separately, on March 28, 2022, the EPA proposed determinations as to whether certain areas have achieved levels of ground-level ozone pollution that meet the 2008 and 2015 ozone NAAQS, respectively. Relevant to the Registrants, the Southern Wasatch Front in Utah and Yuma, Arizona are proposed to have met the 2015 ozone standard; and the Cincinnati area of Ohio and Kentucky and the Northern Wasatch Front in Utah are proposed to have not met the 2015 ozone, will be reclassified as Moderate Non-Attainment, and will have until August 3, 2024 to meet the standard. Until the EPA takes final action on the proposal and the affected states submit any required SIPs, the relevant Registrants cannot determine the impacts of the proposed rule.

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of NOx and SO2, precursors of ozone and particulate matter, from down-wind sources in the eastern U.S., including Iowa, to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. After numerous appeals, the CSAPR was promulgated to address interstate transport of SO2 and NOx emissions in 27 eastern and Midwestern states.

The first phase of the rule was implemented January 1, 2015. In November 2015, the EPA released a proposed rule that would further reduce NOx emissions in 2017. The final "CSAPR Update Rule" was published in the Federal Register in October 2016 and required additional reductions in NOx emissions beginning in May 2017. On December 6, 2018, the EPA finalized a rule to close out the CSAPR, having determined that the CSAPR Update Rule for the 2008 ozone NAAQS fully addressed Clean Air Act interstate transport obligations of 20 eastern states. The EPA determined that 2023 is an appropriate future analytic year to evaluate remaining good neighbor obligations and that there will be no remaining nonattainment or maintenance receptors with respect to the 2008 ozone NAAQS in the eastern U.S. in that year. Accordingly, the 20 CSAPR Update-affected states would not contribute significantly to nonattainment in, or interfere with maintenance of, any other state with regard to the 2008 ozone NAAQS. Both the CSAPR Update and the CSAPR Close-Out rules were challenged in the D.C. Circuit. The D.C. Circuit ruled September 13, 2019, that because the EPA allowed upwind States to continue to significantly contribute to downwind air quality problems beyond statutory deadlines, the CSAPR Update Rule provided only a partial remedy that did not fully address interstate ozone transport, and remanded the CSAPR Update Rule back to the EPA. The D.C. Circuit issued an opinion October 1, 2019, finding that because the CSAPR Close-Out Rule relied on the same faulty reasoning as the CSAPR Update Rule, the CSAPR Close-Out Rule must be vacated. On October 15, 2020, the EPA proposed to tighten caps on emissions of NOx from generating facilities in 12 states in the CSAPR trading program in response to the D.C. Circuit's decision to vacate the CSAPR Update Rule. The rule is intended to fully resolve 21 upwind states' remaining good neighbor obligations under the 2008 ozone NAAQS. Additional emissions reductions are required at generating facilities in 12 states, including Illinois; the EPA predicts that emissions from the remaining nine states, including Iowa and Texas, will not significantly contribute to downwind states' ability to attain or maintain the ozone standard. The EPA accepted comment on the proposal through December 15, 2020. On March 15, 2021, the EPA finalized the Revised CSAPR Update Rule largely as proposed. Significant new compliance obligations are not anticipated as a result of the rule. In June 2021, a new lawsuit was filed that challenges the Revised CSAPR Update Rule. Litigation is ongoing in the D.C. Circuit Court. Until litigation is exhausted, the relevant Registrants cannot determine whether additional action may be required.

In March 2022, the EPA released its Good Neighbor Rule, which contains proposed revisions to the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. The rule focuses on reductions of NOx, precursors to ozone formation and covers 26 states. Relevant to the Registrants, four states are included in the cross-state program for the first time - California, Nevada, Utah and Wyoming. Iowa is not included in the proposal. In a separate but related action in February 2022, the EPA proposed to approve the good neighbor provisions of Iowa's SIP addressing ozone transport and the 2015 ozone standard. The EPA proposes to retain emissions allowance trading for generating facilities. Beginning in 2023, emissions budgets would be set at the level of reductions achievable through immediately available measures such as consistently operating existing emissions controls. Starting in 2026, emissions budgets would be set at levels achievable by the installation of SCR controls at certain generating facilities. The proposal also includes additional industries beyond the power sector for the first time, with a focus on the top NOx emitting stationary source categories. These include natural gas pipeline compressor stations, pulp and paper mills, cement production, iron and steel boilers and furnaces, glass furnaces, chemical manufacturing and petroleum and coal product manufacturing. These sources will not have access to trading and will instead be subject to rate-based limits that are assigned for each source category. The EPA is accepting comments on the proposal through June 6, 2022. Until the EPA takes final action consistent with this decree, impacts to the relevant Registrants cannot be determined.

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

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2 and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2 and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR equipment at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. The EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a FIP requiring the installation of SCR equipment at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit Court of Appeals ("Tenth Circuit") asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon generating facility enforceable under the SIP and removes the requirement to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon generating facility federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington generating facilities. The proposed approval withdraws the FIP requirements to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington generating facilities. The Utah Regional Haze SIP Alternative took effect December 28, 2020. As a result of these actions, the Tenth Circuit dismissed the Utah regional haze petitions on January 11, 2021. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. PacifiCorp and the state of Utah moved to intervene in the litigation. After review of the rule by the Biden administration, the EPA determined it would defend the rule, and briefing in the case is ongoing. A date for oral arguments has not been scheduled. The Utah Air Quality Board approved the Utah Division of Air Quality's SIP for the regional haze second planning period on April 6, 2022. The public comment period is anticipated to begin in early May 2022. The proposed plan sets mass-based emissions limits for PacifiCorp's Hunter and Huntington generating facilities to ensure reasonable visibility progress for the second planning period. The division proposes to add existing SO2 emission limits for all five Hunter and Huntington units as enforceable regional haze controls. The division also proposes new enforceable mass-based NOx emission limits for both generating facilities based on actual emissions. The state is on track to submit a final implementation plan to the EPA by July 2022.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the NOx and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the NOx and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The EPA, U.S. Department of Justice, state of Wyoming and PacifiCorp executed a settlement agreement December 16, 2020, removing the requirement to install SCR in lieu of monthly and annual NOx emissions limits. The settlement agreement was subject to a comment period which ended July 6, 2021. Litigation in the Tenth Circuit remains stayed pending finalization of the settlement agreement. The EPA did not proceed with final approval of the settlement agreement for Wyodak and is currently engaged with Wyoming and PacifiCorp concerning alternative paths for resolution. On February 5, 2019, PacifiCorp submitted a reasonable progress reassessment permit application and reasonable progress determination for Jim Bridger Units 1 and 2, seeking a rescission of the December 2017 permit requiring the installation of SCR, to be replaced with a permit imposing plant-wide emission limits to achieve better modeled visibility, fewer overall environmental impacts and lower costs of compliance. In May 2020, the Wyoming Air Quality Division issued a permit approving PacifiCorp's monthly and annual NOx and SO2 emission limits on the four Jim Bridger units and submitted a regional haze SIP revision to the EPA. The revised SIP would grant approval of PacifiCorp's Jim Bridger reasonable progress reassessment application and incorporates PacifiCorp's proposed emission limits in lieu of the requirement to install SCR systems on Jim Bridger Units 1 and 2. On December 27, 2021, Wyoming's governor issued an emergency suspension order under Section 110(g) of the Clean Air Act, allowing the operation of Jim Bridger Unit 2 through April 30, 2022, while the state, the EPA and PacifiCorp continue settlement discussions. On January 18, 2022, the EPA proposed to reject the SIP revisions. The EPA took comment on the proposal through February 17, 2022. On February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp under Sections 201 and 209(a) of the Wyoming Environmental Quality Act, resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree and as forecasted in PacifiCorp's 2021 IRP, PacifiCorp must convert both units to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. In addition, PacifiCorp must propose an RFP by January 1, 2023, for carbon capture technology at Jim Bridger Units 3 and 4. Wyoming issued its proposed implementation plan for second planning period reasonable progress on February 18, 2022 and accepted comments through March 23, 2022. Wyoming determined that no controls will be necessary on any Wyoming resources to make reasonable progress for the second round of regional haze planning. It is estimated that the state will submit a final state-approved implementation plan to the EPA in May 2022.

In February 2022, NV Energy received 30-day notice letters from the Nevada Division of Environmental Protection regarding the reopening and revision of the Valmy and Tracy Generating Station's Title V air quality operating permits to add federally enforceable retirement dates of December 31, 2028 for Valmy Units 1 and 2 and December 31, 2031 for Tracy Unit 4. The enforceable retirement dates will implement Nevada's SIP for the regional haze second planning period. The revised permits were received in March and April 2022. It is anticipated that the Nevada Division of Environmental Protection will begin the public comment period for its SIP by May 2022 and submit the final SIP to the EPA by June 2022.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2021.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2022, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
April 29, 2022

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$335	$179
Trade receivables, net	674	725
Other receivables, net	49	52
Inventories	479	474
Derivative contracts	145	76
Regulatory assets	125	65
Other current assets	163	150
Total current assets	1,970	1,721

Property, plant and equipment, net	23,081	22,914
Regulatory assets	1,231	1,287
Other assets	562	534

Total assets	$26,844	$26,456

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$724	$680
Accrued interest	115	121
Accrued property, income and other taxes	113	78
Accrued employee expenses	109	89
Current portion of long-term debt	155	155
Regulatory liabilities	114	118
Other current liabilities	196	219
Total current liabilities	1,526	1,460

Long-term debt	8,567	8,575
Regulatory liabilities	2,807	2,650
Deferred income taxes	2,886	2,847
Other long-term liabilities	1,014	1,011
Total liabilities	16,800	16,543

Commitments and contingencies (Note 8)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,579	5,449
Accumulated other comprehensive loss, net	(16)	(17)
Total shareholders' equity	10,044	9,913

Total liabilities and shareholders' equity	$26,844	$26,456

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021

Operating revenue	$1,297	$1,242

Operating expenses:
Cost of fuel and energy	465	424
Operations and maintenance	277	259
Depreciation and amortization	280	264
Property and other taxes	59	61
Total operating expenses	1,081	1,008

Operating income	216	234

Other income (expense):
Interest expense	(106)	(107)
Allowance for borrowed funds	6	6
Allowance for equity funds	13	13
Interest and dividend income	7	6
Other, net	(4)	6
Total other income (expense)	(84)	(76)

Income before income tax expense (benefit)	132	158
Income tax expense (benefit)	2	(11)
Net income	$130	$169
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173
Net income	—	—	—	169	—	169
Balance, March 31, 2021	$2	$—	$4,479	$4,880	$(19)	$9,342

Balance, December 31, 2021	$2	$—	$4,479	$5,449	$(17)	$9,913
Net income	—	—	—	130	—	130
Other comprehensive income	—	—	—	—	1	1
Balance, March 31, 2022	$2	$—	$4,479	$5,579	$(16)	$10,044

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$130	$169
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	280	264
Allowance for equity funds	(13)	(13)
Changes in regulatory assets and liabilities	(9)	(4)
Deferred income taxes and amortization of investment tax credits	19	13
Other, net	4	(2)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	59	61
Inventories	(5)	7
Derivative collateral, net	22	7
Prepaid expenses	—	6
Accrued property, income and other taxes, net	15	12
Accounts payable and other liabilities	35	(51)
Net cash flows from operating activities	537	469

Cash flows from investing activities:
Capital expenditures	(374)	(439)
Other, net	3	(1)
Net cash flows from investing activities	(371)	(440)

Cash flows from financing activities:
Repayments of long-term debt	(9)	—
Net proceeds from short-term debt	—	2
Other, net	(2)	(1)
Net cash flows from financing activities	(11)	1

Net change in cash and cash equivalents and restricted cash and cash equivalents	155	30
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	186	19
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$341	$49

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a U.S. regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("BHE"), a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, custodial and nuclear decommissioning funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$335	$179
Restricted cash and cash equivalents included in other current assets	4	4
Restricted cash included in other assets	2	3
Total cash and cash equivalents and restricted cash and cash equivalents	$341	$186

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2022	2021
Utility Plant:
Generation	15 - 59 years	$13,688	$13,679
Transmission	60 - 90 years	7,914	7,894
Distribution	20 - 75 years	8,125	8,044
Intangible plant(1)	5 - 75 years	1,112	1,106
Other	5 - 60 years	1,563	1,539
Utility plant in-service		32,402	32,262
Accumulated depreciation and amortization		(10,704)	(10,507)
Utility plant in-service, net		21,698	21,755
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	18	18
Plant, net		21,716	21,773
Construction work-in-progress		1,365	1,141
Property, plant and equipment, net		$23,081	$22,914

(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

(4)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax (benefit) expense is as follows:

	Three-Month Periods
	Ended March 31,
	2022	2021

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	3	3
Federal income tax credits	(20)	(20)
Effects of ratemaking(1)	(11)	(13)
Valuation allowance	6	—
Other	3	2
Effective income tax rate	2%	(7)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTCs") earned by PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2022 and 2021 totaled $26 million and $31 million, respectively.

For the three-month period ended March 31, 2022 PacifiCorp recorded a valuation allowance related to state net operating loss carryforwards.

(5)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Pension:
Service cost	$—	$—
Interest cost	7	7
Expected return on plan assets	(10)	(13)
Net amortization	4	5
Net periodic benefit cost (credit)	$1	$(1)

Other postretirement:
Service cost	$—	$—
Interest cost	2	2
Expected return on plan assets	(2)	(2)
Net amortization	—	—
Net periodic benefit cost (credit)	$—	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2022. As of March 31, 2022, $1 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$165	$37	$6	$(1)	$207
Commodity liabilities	(3)	—	(9)	—	(12)
Total	162	37	(3)	(1)	195

Total derivatives	162	37	(3)	(1)	195
Cash collateral payable	(17)	—	—	—	(17)
Total derivatives - net basis	$145	$37	$(3)	$(1)	$178

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$81	$21	$2	$—	$104
Commodity liabilities	(5)	(1)	(38)	(7)	(51)
Total	76	20	(36)	(7)	53

Total derivatives	76	20	(36)	(7)	53
Cash collateral receivable	—	—	5	—	5
Total derivatives - net basis	$76	$20	$(31)	$(7)	$58

(1)PacifiCorp's commodity derivatives are generally included in rates. As of March 31, 2022 a regulatory liability of $195 million was recorded related to the net derivative asset of $195 million. As of December 31, 2021 a regulatory liability of $53 million was recorded related to the net derivative asset of $53 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021

Beginning balance	$(53)	$17
Changes in fair value recognized in regulatory assets	(168)	(17)
Net losses reclassified to operating revenue	(3)	—
Net gains reclassified to energy costs	29	—
Ending balance	$(195)	$—

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2022	2021

Electricity purchases, net	Megawatt hours	1	2
Natural gas purchases	Decatherms	105	106

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2022, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $10 million and $37 million as of March 31, 2022 and December 31, 2021, respectively, for which PacifiCorp had posted collateral of $— million and $5 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2022 and December 31, 2021, PacifiCorp would have been required to post $2 million and $23 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2022:
Assets:
Commodity derivatives	$—	$207	$—	$(25)	$182
Money market mutual funds	319	—	—	—	319
Investment funds	28	—	—	—	28
	$347	$207	$—	$(25)	$529

Liabilities - Commodity derivatives	$—	$(12)	$—	$8	$(4)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$104	$—	$(8)	$96
Money market mutual funds	181	—	—	—	181
Investment funds	27	—	—	—	27
	$208	$104	$—	$(8)	$304

Liabilities - Commodity derivatives	$—	$(51)	$—	$13	$(38)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $17 million and a net cash collateral receivable of $5 million as of March 31, 2022 and December 31, 2021, respectively.

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

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$8,722	$9,423	$8,730	$10,374

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

California and Oregon 2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California (the "2020 Wildfires"). The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million. Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

Multiple lawsuits have been filed in Oregon and California, including a putative class action complaint in Oregon, on behalf of citizens and businesses who suffered damages from fires allegedly caused by PacifiCorp. Additionally, several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. The final determinations of liability, however, will only be made following comprehensive investigations and litigation processes.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could nevertheless be found liable for all damages proximately caused by negligence, including real and personal property and natural resource damage; fire suppression costs; personal injury and loss of life damages; and interest.

PacifiCorp has accrued $136 million as its best estimate of the potential losses net of expected insurance recoveries associated with the 2020 Wildfires that are considered probable of being incurred. These accruals include estimated losses for fire suppression costs, real and personal property damage, personal injury damages and loss of life damages, but exclude estimated potential losses for natural resource damage as PacifiCorp is unable to reasonably estimate such losses at this time. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the variation in those types of properties and lack of available details. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC and the States as co-licensees. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions conditionally approved the required property transfer applications. In August 2021, PacifiCorp notified the Public Service Commission of Utah of the property transfer, however no formal approval is required in Utah. The transfer will be effective within 30 days following the issuance of a license surrender from the FERC for the project, which remains pending. In February 2022, the FERC staff issued a draft environmental impact statement for the project, concluding that dam removal is the preferred alternative. Comments on the draft were due in April 2022, and a final environmental impact statement is expected later in 2022.

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

(9)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Customer Revenue:
Retail:
Residential	$505	$483
Commercial	370	359
Industrial	273	271
Other retail	37	32
Total retail	1,185	1,145
Wholesale	55	36
Transmission	32	25
Other Customer Revenue	20	23
Total Customer Revenue	1,292	1,229
Other revenue	5	13
Total operating revenue	$1,297	$1,242

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

Results of Operations for the First Quarter of 2022 and 2021

Overview

Net income for the first quarter of 2022 was $130 million, a decrease of $39 million, or 23%, compared to 2021. Net income decreased primarily due to higher operations and maintenance expense, higher depreciation and amortization expense, higher income tax expense and higher other expense, partially offset by higher utility margin. Utility margin increased primarily due to higher retail revenue from higher volumes and higher average prices, higher average wholesale market prices, lower coal-fueled generation volumes and higher net power cost deferrals, partially offset by higher purchased electricity prices and volumes and higher natural gas-fueled generation prices and volumes. Retail customer volumes increased 1.9%, primarily due to an increase in the average number of customers, favorable impacts of weather and an increase in customer usage. Energy generated was essentially flat for the first quarter of 2022 compared to 2021. Wholesale electricity sales volumes decreased 2% and purchased electricity volumes increased 6%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2022	2021	Change
Utility margin:
Operating revenue	$1,297	$1,242	$55	4%
Cost of fuel and energy	465	424	41	10
Utility margin	832	818	14	2
Operations and maintenance	277	259	18	7
Depreciation and amortization	280	264	16	6
Property and other taxes	59	61	(2)	(3)
Operating income	$216	$234	$(18)	(8)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2022	2021	Change
Utility margin (in millions):
Operating revenue	$1,297	$1,242	$55	4%
Cost of fuel and energy	465	424	41	10
Utility margin	$832	$818	$14	2%

Sales (GWhs):
Residential	4,764	4,632	132	3%
Commercial	4,550	4,470	80	2
Industrial, irrigation and other	4,523	4,474	49	1
Total retail	13,837	13,576	261	2
Wholesale	1,553	1,591	(38)	(2)
Total sales	15,390	15,167	223	1%

Average number of retail customers (in thousands)	2,025	1,989	36	2%

Average revenue per MWh:
Retail	$85.46	$84.15	$1.31	2%
Wholesale	$39.12	$30.89	$8.23	27%

Heating degree days	4,745	4,687	58	1%
Cooling degree days	5	—	5	N/A

Sources of energy (GWhs)(1):
Coal	6,911	7,644	(733)	(10)%
Natural gas	3,115	3,065	50	2
Wind(2)	2,392	1,738	654	38
Hydroelectric and other(2)	984	988	(4)	—
Total energy generated	13,402	13,435	(33)	—
Energy purchased	3,223	3,028	195	6
Total	16,625	16,463	162	1%

Average cost of energy per MWh:
Energy generated(3)	$18.83	$17.66	$1.17	7%
Energy purchased	$55.49	$47.13	$8.36	18%

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

Quarter Ended March 31, 2022 compared to Quarter Ended March 31, 2021

Utility margin increased $14 million, or 2%, for the first quarter of 2022 compared to 2021 primarily due to:
•$40 million increase in retail revenue due to higher volumes and higher average prices. Retail customer volumes increased 1.9%, primarily due to an increase in the average number of customers, favorable impacts of weather and an increase in customer usage;
•$12 million increase in wholesale revenue due to higher average market prices, partially offset by lower volumes;
•$12 million of lower coal-fueled generation costs due to lower volumes, partially offset by higher average prices;
•$8 million of higher deferred net power costs in accordance with established adjustment mechanisms; and
•$8 million of favorable wheeling activities.
The increases above were partially offset by:
•$36 million of higher purchased electricity costs from higher average market prices and volumes; and
•$27 million of higher natural gas-fueled generation costs due to higher average prices and higher volumes.
Operations and maintenance increased $18 million, or 7%, for the first quarter of 2022 compared to 2021 primarily due to higher maintenance costs, higher DSM amortization of regulatory balances, and higher insurance premiums due to cost increases related to wildfire coverage, partially offset by lower labor expenses and lower vegetation management costs.

Depreciation and amortization increased $16 million, or 6%, for the first quarter of 2022 compared to 2021 primarily due to higher plant in-service balances.

Other, net decreased $10 million for the first quarter of 2022 compared to 2021 primarily due to market movements related to corporate-owned life insurance policies and higher pension and postretirement costs.

Income tax expense (benefit) increased $13 million to an expense of $2 million for the first quarter of 2022 compared to a benefit of $11 million for the first quarter of 2021. The effective tax rate was 2% for the first quarter of 2022 and (7)% for the first quarter of 2021. The effective tax rate increased primarily due to a valuation allowance PacifiCorp recorded in the first quarter of 2022 against state net operating loss carryforwards.

Liquidity and Capital Resources

As of March 31, 2022, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$335

Credit facilities	1,200
Less:
Tax-exempt bond support	(218)
Net credit facilities	982

Total net liquidity	$1,317

Credit facilities:
Maturity dates	2024
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021 were $537 million and $469 million, respectively. The change was primarily due to timing of operating payables and higher collections from retail customers, partially offset by higher wholesale purchases.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021 were $(371) million and $(440) million, respectively. The change is primarily due to a decrease in capital expenditures of $65 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2022 were $(11) million. Uses of cash consisted substantially of $9 million for the repayment of long-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2021 were $1 million. Sources of cash consisted of $2 million from the borrowing of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of March 31, 2022 and December 31, 2021, PacifiCorp had no short-term debt outstanding.

Debt Authorizations

PacifiCorp currently has regulatory authority from the OPUC and the Idaho Public Utilities Commission to issue an additional $2 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue an indeterminate amount of first mortgage bonds through September 2023.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2021	2022	2022

Wind generation	$33	$8	$154
Electric distribution	195	142	660
Electric transmission	60	153	1,185
Other	151	71	360
Total	$439	$374	$2,359

PacifiCorp's 2021 IRP identified a roadmap for a significant increase in renewable and carbon free generation resources, coal to natural gas conversion of certain coal-fueled units, energy storage and associated transmission. PacifiCorp's 2021 IRP identified over 1,800 MWs of new wind-powered generating resources that are expected to be online by 2025. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp has included an estimate for these new generation resources and associated transmission in its forecast capital expenditures for 2022 through 2024. These estimates are likely to change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:
◦Construction of wind-powered generating facilities at PacifiCorp totaling $3 million and $27 million for the three-month periods ended March 31, 2022 and 2021, respectively. Construction includes 516 MWs of new wind-powered generating facilities that were placed in-service in 2021. Planned spending for the construction of additional wind-powered generating facilities totals $109 million for the remainder of 2022.
◦Planned acquisition and repowering of two wind-powered generating facilities by PacifiCorp totaling $3 million and $1 million for the three-month periods ended March 31, 2022 and 2021, respectively. The repowered facilities are expected to be placed in-service in 2023 and 2024. Planned spending for acquiring and repowering generating facilities totals $18 million for the remainder of 2022.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes spend on wildfire mitigation and wildfire and storm damage restoration. Expenditures for these items totaled $25 million and $83 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned spending for wildfire mitigation and wildfire and storm damage restoration totals $118 million for the remainder of 2022. Remaining investments relate to expenditures for new connections and distribution operations.

•Electric transmission includes both growth projects and operating expenditures. Transmission investment primarily reflects planned costs for the 416-mile, 500-kV high-voltage transmission line between the Aeolus substation near Medicine Bow in Wyoming and the Clover substation near Mona, Utah; the 59-mile, 230-kV high-voltage transmission line between the Windstar substation near Glenrock, Wyoming and the Aeolus substation; and the 290-mile, 500-kV high-voltage transmission line from the Longhorn substation near Boardman, Oregon to the Hemingway substation near Boise, Idaho. Expenditures for these segments totaled $95 million and $16 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned spending for these Energy Gateway Transmission segments to be placed in-service in 2024-2026 totals $814 million for the remainder of 2022.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $45 million and $13 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned information technology spending totals $127 million for the remainder of 2022. Remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations.

In September 2021, PacifiCorp filed its 2021 IRP with its state commissions and subsequently filed its 2021 IRP Update in March and April 2022. In March 2022, the OPUC acknowledged PacifiCorp's 2021 IRP and its preferred portfolio. Reviews of the 2021 IRP by the UPSC, the Wyoming Public Service Commission, the WUTC and the Idaho Public Utilities Commission are ongoing.

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

A draft of PacifiCorp's 2022 All Source RFP ("2022AS RFP") was filed for approval with the WUTC in December 2021, and with the UPSC and the OPUC in January 2022. The draft 2022AS RFP was approved by the WUTC in March 2022 and by the UPSC and the OPUC in April 2022. PacifiCorp expects to issue the 2022AS RFP to market in the second quarter of 2022.

Material Cash Requirements

As of March 31, 2022, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2021.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2022, the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2021, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
April 29, 2022

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$131	$232
Trade receivables, net	468	526
Income tax receivable	297	79
Inventories	185	234
Other current assets	187	123
Total current assets	1,268	1,194

Property, plant and equipment, net	20,344	20,301
Regulatory assets	492	473
Investments and restricted investments	985	1,026
Other assets	262	263

Total assets	$23,351	$23,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$429	$531
Accrued interest	88	84
Accrued property, income and other taxes	144	158
Current portion of long-term debt	7	—
Other current liabilities	144	145
Total current liabilities	812	918

Long-term debt	7,719	7,721
Regulatory liabilities	1,057	1,080
Deferred income taxes	3,373	3,389
Asset retirement obligations	723	714
Other long-term liabilities	463	475
Total liabilities	14,147	14,297

Commitments and contingencies (Note 7)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	8,643	8,399
Total shareholder's equity	9,204	8,960

Total liabilities and shareholder's equity	$23,351	$23,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Regulated electric	$608	$545
Regulated natural gas and other	397	522
Total operating revenue	1,005	1,067

Operating expenses:
Cost of fuel and energy	125	151
Cost of natural gas purchased for resale and other	298	432
Operations and maintenance	192	193
Depreciation and amortization	250	207
Property and other taxes	40	36
Total operating expenses	905	1,019

Operating income	100	48

Other income (expense):
Interest expense	(78)	(74)
Allowance for borrowed funds	4	2
Allowance for equity funds	15	6
Other, net	(3)	11
Total other income (expense)	(62)	(55)

Income (loss) before income tax benefit	38	(7)
Income tax benefit	(206)	(154)

Net income	$244	$147

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2020	$—	$561	$7,504	$8,065
Net income	—	—	147	147
Balance, March 31, 2021	$—	$561	$7,651	$8,212

Balance, December 31, 2021	$—	$561	$8,399	$8,960
Net income	—	—	244	244
Balance, March 31, 2022	$—	$561	$8,643	$9,204

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$244	$147
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	250	207
Amortization of utility plant to other operating expenses	9	8
Allowance for equity funds	(15)	(6)
Deferred income taxes and investment tax credits, net	16	154
Settlements of asset retirement obligations	(7)	(4)
Other, net	10	(18)
Changes in other operating assets and liabilities:
Trade receivables and other assets	42	(299)
Inventories	49	46
Pension and other postretirement benefit plans	3	1
Accrued property, income and other taxes, net	(244)	(331)
Accounts payable and other liabilities	3	10
Net cash flows from operating activities	360	(85)

Cash flows from investing activities:
Capital expenditures	(459)	(298)
Purchases of marketable securities	(105)	(52)
Proceeds from sales of marketable securities	102	47
Other, net	1	—
Net cash flows from investing activities	(461)	(303)

Cash flows from financing activities:
Repayments of long-term debt	(1)	—
Net proceeds from short-term debt	—	387
Other, net	1	—
Net cash flows from financing activities	—	387

Net change in cash and cash equivalents and restricted cash and cash equivalents	(101)	(1)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	239	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$138	$44

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2022, and for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month periods ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2021, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$131	$232
Restricted cash and cash equivalents in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$138	$239

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2022	2021
Utility plant in-service, net:
Generation	20-70 years	$17,466	$17,397
Transmission	52-75 years	2,488	2,474
Electric distribution	20-75 years	4,713	4,661
Natural gas distribution	29-75 years	2,055	2,039
Utility plant in-service		26,722	26,571
Accumulated depreciation and amortization		(7,555)	(7,376)
Utility plant in-service, net		19,167	19,195
Nonregulated property, net:
Nonregulated property gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		19,173	19,201
Construction work-in-progress		1,171	1,100
Property, plant and equipment, net		$20,344	$20,301

(4)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2021, is 2,200% and results from a $154 million income tax benefit associated with a $7 million pretax loss. The $154 million income tax benefit is primarily comprised of a $2 million benefit (21%) from the application of the statutory income tax rate to the pretax loss and a $168 million benefit (2,400%) from income tax credits, partially offset by a $13 million expense (186%) from the effects of ratemaking.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2022	2021

Federal statutory income tax rate	21%	21%
Income tax credits	(534)	2,400
State income tax, net of federal income tax impacts	(21)	(29)
Effects of ratemaking	(8)	(186)
Other, net	—	(6)
Effective income tax rate	(542)%	2,200%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2022 and 2021 totaled $203 million and $151 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy made no cash payments for income tax to BHE for each of the three-month periods ended March 31, 2022 and 2021.

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

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Pension:
Service cost	$5	$5
Interest cost	5	6
Expected return on plan assets	(7)	(9)
Settlement	2	—
Net periodic benefit cost	$5	$2

Other postretirement:
Service cost	$2	$2
Interest cost	2	2
Expected return on plan assets	(4)	(2)
Net amortization	—	(1)
Net periodic benefit cost	$—	$1

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $3 million, respectively, during 2022. As of March 31, 2022, $2 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.
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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2022:
Assets:
Commodity derivatives	$—	$66	$4	$—	$70
Money market mutual funds	132	—	—	—	132
Debt securities:
U.S. government obligations	225	—	—	—	225
International government obligations	—	1	—	—	1
Corporate obligations	—	79	—	—	79
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	415	—	—	—	415
International companies	9	—	—	—	9
Investment funds	23	—	—	—	23
	$804	$150	$4	$—	$958

Liabilities - commodity derivatives	$(1)	$—	$—	$—	$(1)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2021:
Assets:
Commodity derivatives	$—	$32	$3	$(7)	$28
Money market mutual funds	228	—	—	—	228
Debt securities:
U.S. government obligations	232	—	—	—	232
International government obligations	—	2	—	—	2
Corporate obligations	—	90	—	—	90
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
U.S. companies	428	—	—	—	428
International companies	10	—	—	—	10
Investment funds	18	—	—	—	18
	$916	$129	$3	$(7)	$1,041

Liabilities - commodity derivatives	$—	$(6)	$(8)	$12	$(2)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $— million and $5 million as of March 31, 2022 and December 31, 2021, respectively.

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

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,726	$8,196	$7,721	$9,037

(7)    Commitments and Contingencies

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using Federal Energy Regulatory Commission ("FERC")-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established a ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. These orders continue to be subject to judicial appeal. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of March 31, 2022, has accrued an $8 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

(8)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 9 (in millions):

	For the Three-Month Period Ended March 31, 2022
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$168	$225	$—	$393
Commercial	74	88	—	162
Industrial	198	9	—	207
Natural gas transportation services	—	14	—	14
Other retail(1)	32	1	—	33
Total retail	472	337	—	809
Wholesale	104	58	—	162
Multi-value transmission projects	15	—	—	15
Other Customer Revenue	—	—	1	1
Total Customer Revenue	591	395	1	987
Other revenue	17	1	—	18
Total operating revenue	$608	$396	$1	$1,005

	For the Three-Month Period Ended March 31, 2021
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$161	$308	$—	$469
Commercial	71	129	—	200
Industrial	190	12	—	202
Natural gas transportation services	—	10	—	10
Other retail(1)	30	1	—	31
Total retail	452	460	—	912
Wholesale	74	51	—	125
Multi-value transmission projects	15	—	—	15
Other Customer Revenue	—	—	10	10
Total Customer Revenue	541	511	10	1,062
Other revenue	4	1	—	5
Total operating revenue	$545	$512	$10	$1,067

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Regulated electric	$608	$545
Regulated natural gas	396	512
Other	1	10
Total operating revenue	$1,005	$1,067

Operating income:
Regulated electric	$51	$9
Regulated natural gas	49	39
Total operating income	100	48
Interest expense	(78)	(74)
Allowance for borrowed funds	4	2
Allowance for equity funds	15	6
Other, net	(3)	11
Income (loss) before income tax benefit	$38	$(7)

	As of
	March 31, 2022	December 31, 2021
Assets:
Regulated electric	$21,613	$21,385
Regulated natural gas	1,737	1,871
Other	1	1
Total assets	$23,351	$23,257

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2022, the related consolidated statements of operations, changes in member's equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2021, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2022

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$132	$233
Trade receivables, net	468	526
Income tax receivable	299	80
Inventories	185	234
Other current assets	187	123
Total current assets	1,271	1,196

Property, plant and equipment, net	20,345	20,302
Goodwill	1,270	1,270
Regulatory assets	492	473
Investments and restricted investments	987	1,028
Other assets	261	262

Total assets	$24,626	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2022	2021
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$429	$531
Accrued interest	89	89
Accrued property, income and other taxes	144	158
Note payable to affiliate	197	189
Current portion of long-term debt	7	—
Other current liabilities	145	146
Total current liabilities	1,011	1,113

Long-term debt	7,959	7,961
Regulatory liabilities	1,057	1,080
Deferred income taxes	3,371	3,387
Asset retirement obligations	723	714
Other long-term liabilities	463	475
Total liabilities	14,584	14,730

Commitments and contingencies (Note 7)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	8,363	8,122
Total member's equity	10,042	9,801

Total liabilities and member's equity	$24,626	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Regulated electric	$608	$545
Regulated natural gas and other	397	522
Total operating revenue	1,005	1,067

Operating expenses:
Cost of fuel and energy	125	151
Cost of natural gas purchased for resale and other	298	432
Operations and maintenance	192	193
Depreciation and amortization	250	207
Property and other taxes	40	36
Total operating expenses	905	1,019

Operating income	100	48

Other income (expense):
Interest expense	(82)	(78)
Allowance for borrowed funds	4	2
Allowance for equity funds	15	6
Other, net	(4)	10
Total other income (expense)	(67)	(60)

Income (loss) before income tax benefit	33	(12)
Income tax benefit	(208)	(156)

Net income	$241	$144

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2020	$1,679	$7,240	$8,919
Net income	—	144	144
Balance, March 31, 2021	$1,679	$7,384	$9,063

Balance, December 31, 2021	$1,679	$8,122	$9,801
Net income	—	241	241
Balance, March 31, 2022	$1,679	$8,363	$10,042

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$241	$144
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	250	207
Amortization of utility plant to other operating expenses	9	8
Allowance for equity funds	(15)	(6)
Deferred income taxes and investment tax credits, net	16	153
Settlements of asset retirement obligations	(7)	(4)
Other, net	10	(17)
Changes in other operating assets and liabilities:
Trade receivables and other assets	43	(298)
Inventories	49	46
Pension and other postretirement benefit plans	3	1
Accrued property, income and other taxes, net	(245)	(332)
Accounts payable and other liabilities	(1)	6
Net cash flows from operating activities	353	(92)

Cash flows from investing activities:
Capital expenditures	(459)	(298)
Purchases of marketable securities	(105)	(52)
Proceeds from sales of marketable securities	102	47
Other, net	1	—
Net cash flows from investing activities	(461)	(303)

Cash flows from financing activities:
Repayments of long-term debt	(1)	—
Net change in note payable to affiliate	8	7
Net proceeds from short-term debt	—	387
Net cash flows from financing activities	7	394

Net change in cash and cash equivalents and restricted cash and cash equivalents	(101)	(1)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	240	46
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$139	$45

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2022, and for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month periods ended March 31, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2021, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$132	$233
Restricted cash and cash equivalents in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$139	$240

(3)    Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2021, is 1,300% and results from a $156 million income tax benefit associated with a $12 million pretax loss. The $156 million income tax benefit is primarily comprised of a $3 million benefit (21%) from the application of the statutory income tax rate to the pretax loss and a $168 million benefit (1,400%) from income tax credits, partially offset by a $13 million expense (108%) from the effects of ratemaking.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods
	Ended March 31,
	2022	2021

Federal statutory income tax rate	21%	21%
Income tax credits	(618)	1,400
State income tax, net of federal income tax impacts	(24)	(8)
Effects of ratemaking	(9)	(108)
Other, net	—	(5)
Effective income tax rate	(630)%	1,300%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended March 31, 2022 and 2021 totaled $203 million and $151 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding made no cash payments for income tax to BHE for each of the three-month periods ended March 31, 2022 and 2021.

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

	As of March 31, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,966	$8,480	$7,961	$9,350

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Regulated electric	$608	$545
Regulated natural gas	396	512
Other	1	10
Total operating revenue	$1,005	$1,067

Operating income:
Regulated electric	$51	$9
Regulated natural gas	49	39
Total operating income	100	48
Interest expense	(82)	(78)
Allowance for borrowed funds	4	2
Allowance for equity funds	15	6
Other, net	(4)	10
Income (loss) before income tax benefit	$33	$(12)

	As of
	March 31, 2022	December 31, 2021
Assets(1):
Regulated electric	$22,804	$22,576
Regulated natural gas	1,816	1,950
Other	6	5
Total assets	$24,626	$24,531

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the First Quarter of 2022 and 2021

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2022 was $244 million, an increase of $97 million, or 66%, compared to 2021, primarily due to higher electric utility margin of $89 million, higher natural gas utility margin of $18 million, higher income tax benefit of $52 million and higher allowances for equity and borrowed funds of $11 million, offset by higher depreciation and amortization expense of $43 million, unfavorable other, net of $14 million, lower nonregulated utility margins of $9 million, higher property and other taxes of $4 million and higher interest expense of $4 million. Electric retail customer volumes increased 6% primarily due to higher usage for certain industrial customers and the favorable impact of weather. Wholesale electricity sales volumes increased 31% due to favorable market conditions. Energy generated increased 17% primarily due to greater wind-powered generation, resulting in a 10% decrease in the average per-unit cost of energy generated. Natural gas retail customer volumes increased 8% due to the favorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2022 was $241 million, an increase of $97 million, or 67%, compared to 2021. The variances in net income were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2022	2021	Change
Electric utility margin:
Operating revenue	$608	$545	$63	12%
Cost of fuel and energy	125	151	(26)	(17)
Electric utility margin	483	394	89	23%

Natural gas utility margin:
Operating revenue	396	512	(116)	(23)%
Natural gas purchased for resale	298	432	(134)	(31)
Natural gas utility margin	98	80	18	23%

Utility margin	581	474	107	23%

Other operating revenue	1	10	(9)	(90)%
Operations and maintenance	192	193	(1)	(1)
Depreciation and amortization	250	207	43	21
Property and other taxes	40	36	4	11
Operating income	$100	$48	$52	*

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2022	2021	Change
Utility margin (in millions):
Operating revenue	$608	$545	$63	12%
Cost of fuel and energy	125	151	(26)	(17)
Utility margin	$483	$394	$89	23%

Sales (GWhs):
Residential	1,853	1,738	115	7%
Commercial	1,013	938	75	8
Industrial	3,979	3,819	160	4
Other	403	370	33	9
Total retail	7,248	6,865	383	6
Wholesale	5,325	4,051	1,274	31
Total sales	12,573	10,916	1,657	15%

Average number of retail customers (in thousands)	810	801	9	1%

Average revenue per MWh:
Retail	$65.10	$65.82	$(0.72)	(1)%
Wholesale	$20.65	$16.64	$4.01	24%

Heating degree days	3,315	3,211	104	3%

Sources of energy (GWhs)(1):
Wind and other(2)	8,290	6,122	2,168	35%
Coal	2,359	2,902	(543)	(19)
Nuclear	920	895	25	3
Natural gas	234	143	91	64
Total energy generated	11,803	10,062	1,741	17
Energy purchased	962	1,018	(56)	(6)
Total	12,765	11,080	1,685	15%

Average cost of energy per MWh:
Energy generated(3)	$5.56	$6.15	$(0.59)	(10)%
Energy purchased	$62.04	$87.45	$(25.41)	(29)%

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

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2022	2021	Change
Utility margin (in millions):
Operating revenue	$396	$512	$(116)	(23)%
Natural gas purchased for resale	298	432	(134)	(31)
Utility margin	$98	$80	$18	23%

Throughput (000's Dths):
Residential	27,099	25,282	1,817	7%
Commercial	12,460	11,733	727	6
Industrial	1,844	1,437	407	28
Other	35	37	(2)	(5)
Total retail sales	41,438	38,489	2,949	8
Wholesale sales	12,232	10,773	1,459	14
Total sales	53,670	49,262	4,408	9
Natural gas transportation service	31,313	29,640	1,673	6
Total throughput	84,983	78,902	6,081	8%

Average number of retail customers (in thousands)	785	777	8	1%

Average revenue per retail Dth sold	$7.84	$11.70	$(3.86)	(33)%

Heating degree days	3,485	3,301	184	6%

Average cost of natural gas per retail Dth sold	$5.80	$9.87	$(4.07)	(41)%

Combined retail and wholesale average cost of natural gas per Dth sold	$5.55	$8.76	$(3.21)	(37)%

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021

MidAmerican Energy -

Electric utility margin increased $89 million, or 23%, for the first quarter of 2022 compared to 2021, due to:
•a $64 million increase in wholesale utility margin due to higher margins per unit of $58 million, reflecting lower energy costs and higher market prices, and higher volumes of 31.4%; and
•a $25 million increase in retail utility margin primarily due to $17 million from higher customer usage; $9 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $1 million from the favorable impact of weather; partially offset by $2 million due to price impacts from changes in sales mix. Retail customer volumes increased 5.6%.
Natural gas utility margin increased $18 million, or 23%, for the first quarter of 2022 compared to 2021 primarily due to:
•an $8 million increase from lower refunds related to amortization of excess accumulated deferred income taxes arising from 2017 Tax Reform (offset in income tax benefit);
•a $5 million increase from higher average prices primarily due to the timing of recoveries through a capital tracker mechanism; and
•a $4 million increase from the favorable impact of weather.

Depreciation and amortization for the first quarter of 2022 increased $43 million, or 21%, compared to 2021 primarily due to $42 million from higher Iowa revenue sharing accruals, $7 million from wind-powered generating facilities and other plant placed in-service and $6 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $12 million from a regulatory mechanism deferring certain depreciation expense in 2022.

Allowance for borrowed and equity funds increased $11 million, or 138%, for the first quarter of 2022 compared to 2021 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation.

Other, net decreased $14 million, or 127%, for the first quarter of 2022 compared to 2021 primarily due to unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies, and higher non-service costs of postretirement employee benefit plans.

Income tax benefit increased $52 million, or 34%, for the first quarter of 2022 compared to 2021, and the effective tax rate was (542)% for 2022 and 2,200% for 2021. The change in the effective tax rates for 2022 compared to 2021 was primarily due to higher PTCs, the timing of state income tax benefits and the effects of ratemaking, partially offset by higher pretax income. PTCs for the first quarter of 2022 and 2021 totaled $203 million and $151 million, respectively.

MidAmerican Funding -

Income tax benefit increased $52 million, or 33%, for the first quarter of 2022 compared to 2021, and the effective tax rate was (630)% for 2022 and 1,300% for 2021. The changes in the effective tax rates were principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2022, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$131

Credit facilities, maturing 2022 and 2024	1,505
Less:
Tax-exempt bond support	(370)
Net credit facilities	1,135

MidAmerican Energy total net liquidity	$1,266

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,266
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2022	4
MidAmerican Funding total net liquidity	$1,271

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021, were $360 million and $(85) million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021, were $353 million and $(92) million, respectively. Cash flows from operating activities reflect higher utility margins for MidAmerican Energy's regulated electric and natural gas businesses, lower payments to vendors and lower derivative collateral posted, partially offset by higher interest expense. Higher utility margins are largely attributable to the recovery of higher natural gas costs caused by the February 2021 polar vortex weather event.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021, were $(461) million and $(303) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021, were $(461) million and $(303) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2022 and 2021 were $— million and $387 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2022 and 2021, were $7 million and $394 million, respectively. Through its commercial paper program, MidAmerican Energy received $387 million in 2021. MidAmerican Funding received $8 million and $7 million in 2022 and 2021, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

Short-term Debt

MidAmerican Energy has authority from the FERC to issue through April 2, 2024, commercial paper and bank notes aggregating $1.5 billion at interest rates not to exceed the applicable London Interbank Offered Rate plus a spread of 400 basis points. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2024. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Eurodollar rate or a base rate, at MidAmerican Energy's option, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective automatic registration statement with the SEC to issue an indeterminate amount of long-term debt securities and preferred stock through June 13, 2024. MidAmerican Energy has authorization from the FERC to issue, through June 30, 2023, long-term debt securities up to an aggregate of $2.0 billion and preferred stock up to an aggregate of $500 million and from the Illinois Commerce Commission to issue long-term debt securities up to an aggregate of $350 million through August 20, 2022. Additionally, MidAmerican Energy has authority from the Illinois Commerce Commission through October 15, 2024, to issue $750 million of long-term debt securities for the purpose of refinancing $250 million of its 3.70% Senior notes due September 2023 and $500 million of its 2.40% Senior notes due October 2024.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2021	2022	2022

Wind generation	$32	$133	$762
Electric distribution	46	54	260
Electric transmission	23	21	171
Solar generation	3	44	139
Other	194	207	681
Total	$298	$459	$2,013

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $3 million for the three-month period ended March 31, 2022. Planned spending for the construction of additional wind-powered generating facilities totals $142 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities totaling $120 million and $24 million for the three-month periods ended March 31, 2022 and 2021, respectively. Planned spending for the repowering of wind-powered generating facilities totals $386 million for the remainder of 2022. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 812 MWs of current repowering projects not in-service as of March 31, 2022, 511 MWs are currently expected to qualify for 80% of the PTCs available for 10 years following each facility's return to service and 301 MWs are expected to qualify for 60% of such credits.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction of solar-powered generating facilities totaling 141 MWs of small- and utility-scale solar generation, with total spend of $44 million and $3 million for the three-month periods ended March 31, 2022 and 2021, respectively and planned spending of $96 million for the remainder of 2022.

•Remaining expenditures primarily relate to routine expenditures for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2022, there have been no material changes outside the normal course of business in MidAmerican Energy's and MidAmerican Funding's material cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2021.

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

Environmental Laws and Regulations

MidAmerican Energy is subject to federal, state and local laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, coal combustion byproduct disposal, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact MidAmerican Energy's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. MidAmerican Energy believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and MidAmerican Energy is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results.

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws and regulations.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2021.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2022, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2021, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
April 29, 2022

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$47	$33
Trade receivables, net	187	227
Inventories	61	64
Regulatory assets	327	291
Prepayments	48	33
Other current assets	59	53
Total current assets	729	701

Property, plant and equipment, net	6,992	6,891
Regulatory assets	759	728
Other assets	431	432

Total assets	$8,911	$8,752

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$224	$242
Accrued interest	38	32
Accrued property, income and other taxes	30	29
Short-term debt	104	180
Regulatory liabilities	49	49
Customer deposits	45	44
Derivative contracts	88	55
Other current liabilities	59	62
Total current liabilities	637	693

Long-term debt	2,700	2,499
Finance lease obligations	306	310
Regulatory liabilities	1,083	1,100
Deferred income taxes	799	782
Other long-term liabilities	358	338
Total liabilities	5,883	5,722

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,308	2,308
Retained earnings	722	724
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	3,028	3,030

Total liabilities and shareholder's equity	$8,911	$8,752

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021

Operating revenue	$415	$370

Operating expenses:
Cost of fuel and energy	212	165
Operations and maintenance	65	63
Depreciation and amortization	103	101
Property and other taxes	13	12
Total operating expenses	393	341

Operating income	22	29

Other income (expense):
Interest expense	(38)	(38)
Allowance for borrowed funds	1	1
Allowance for equity funds	3	1
Interest and dividend income	9	5
Other, net	1	4
Total other income (expense)	(24)	(27)

Net (loss) income	$(2)	$2

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939
Net income	—	—	—	2	—	2
Balance, March 31, 2021	1,000	$—	$2,308	$636	$(3)	$2,941

Balance, December 31, 2021	1,000	$—	$2,308	$724	$(2)	$3,030
Net loss	—	—	—	(2)	—	(2)
Balance, March 31, 2022	1,000	$—	$2,308	$722	$(2)	$3,028

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(2)	$2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	103	101
Allowance for equity funds	(3)	(1)
Changes in regulatory assets and liabilities	(8)	(15)
Deferred income taxes and amortization of investment tax credits	5	(10)
Deferred energy	(51)	41
Amortization of deferred energy	13	—
Other, net	4	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	33	41
Inventories	3	4
Accrued property, income and other taxes	(15)	3
Accounts payable and other liabilities	3	14
Net cash flows from operating activities	85	179

Cash flows from investing activities:
Capital expenditures	(189)	(106)
Net cash flows from investing activities	(189)	(106)

Cash flows from financing activities:
Proceeds from long-term debt	200	—
Net repayment of short-term debt	(76)	—
Other, net	(4)	(5)
Net cash flows from financing activities	120	(5)

Net change in cash and cash equivalents and restricted cash and cash equivalents	16	68
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	36
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$61	$104

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Nevada Power Company, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a U.S. regulated electric utility company serving retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$47	$33
Restricted cash and cash equivalents included in other current assets	14	12
Total cash and cash equivalents and restricted cash and cash equivalents	$61	$45

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2022	2021
Utility plant:
Generation	30 - 55 years	$3,810	$3,793
Transmission	45 - 70 years	1,508	1,503
Distribution	20 - 65 years	3,979	3,920
General and intangible plant	5 - 65 years	831	836
Utility plant		10,128	10,052
Accumulated depreciation and amortization		(3,478)	(3,406)
Utility plant, net		6,650	6,646
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,651	6,647
Construction work-in-progress		341	244
Property, plant and equipment, net		$6,992	$6,891

(4)    Recent Financing Transactions

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2022	2021
Qualified Pension Plan:
Other non-current assets	$42	$42

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(8)	(8)

Other Postretirement Plans:
Other non-current assets	8	8

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of March 31, 2022
Not designated as hedging contracts (1):
Commodity liabilities	$—	$(88)	$(80)	$(168)
Total derivative - net basis	$—	$(88)	$(80)	$(168)

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$4	$—	$—	$4
Commodity liabilities	—	(55)	(62)	(117)
Total derivative - net basis	$4	$(55)	$(62)	$(113)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2022 a regulatory asset of $168 million was recorded related to the net derivative liability of $168 million. As of December 31, 2021 a regulatory asset of $113 million was recorded related to the net derivative liability of $113 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2022	2021

Electricity purchases	Megawatt hours	3	1
Natural gas purchases	Decatherms	138	119

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels "credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2022, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $7 million and $6 million as of March 31, 2022 and December 31, 2021, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2022:
Assets:
Money market mutual funds	$43	$—	$—	$43
Investment funds	3	—	—	3
	$46	$—	$—	$46

Liabilities - commodity derivatives	$—	$—	$(168)	$(168)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$—	$4	$4
Money market mutual funds	34	—	—	34
Investment funds	3	—	—	3
	$37	$—	$4	$41

Liabilities - commodity derivatives	$—	$—	$(117)	$(117)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2022 and December 31, 2021, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021

Beginning balance	$(113)	$15
Changes in fair value recognized in regulatory assets	(56)	11
Settlements	1	1
Ending balance	$(168)	$27

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

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,700	$2,985	$2,499	$3,067

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

(9)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Customer Revenue:
Retail:
Residential	$214	$196
Commercial	96	84
Industrial	78	63
Other	1	3
Total fully bundled	389	346
Distribution only service	5	5
Total retail	394	351
Wholesale, transmission and other	16	14
Total Customer Revenue	410	365
Other revenue	5	5
Total revenue	$415	$370

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

Results of Operations for the First Quarter of 2022 and 2021

Overview

Net loss for the first quarter of 2022 was $2 million, a decrease of $4 million compared to 2021 primarily due to $3 million of lower other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, $2 million of lower utility margin, $2 million of higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses and higher earnings sharing, and $2 million of higher depreciation and amortization, mainly due to higher plant placed in-service. Utility margin decreased primarily due to lower regulatory-related revenue deferrals and lower other retail revenue, partially offset by an increase in the average number of customers and favorable changes in customer usage patterns. These decreases are offset by $4 million of higher interest and dividend income, mainly from carrying charges on regulatory balances. Energy generated decreased 6% for the first quarter of 2022 compared to 2021 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes increased 49% and purchased electricity volumes increased 30%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2022	2021	Change
Utility margin:
Operating revenue	$415	$370	$45	12%
Cost of fuel and energy	212	165	47	28
Utility margin	203	205	(2)	(1)
Operations and maintenance	65	63	2	3
Depreciation and amortization	103	101	2	2
Property and other taxes	13	12	1	8
Operating income	$22	$29	$(7)	(24)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2022	2021	Change
Utility margin (in millions):
Operating revenue	$415	$370	$45	12%
Cost of fuel and energy	212	165	47	28
Utility margin	$203	$205	$(2)	(1)%

Sales (GWhs):
Residential	1,585	1,587	(2)	—%
Commercial	998	954	44	5
Industrial	1,175	1,057	118	11
Other	46	47	(1)	(2)
Total fully bundled(1)	3,804	3,645	159	4
Distribution only service	569	516	53	10
Total retail	4,373	4,161	212	5
Wholesale	125	84	41	49
Total GWhs sold	4,498	4,245	253	6%

Average number of retail customers (in thousands)	995	978	17	2%

Average revenue per MWh:
Retail - fully bundled(1)	$102.11	$95.01	$7.10	7%
Wholesale	$42.91	$49.42	$(6.51)	(13)%

Heating degree days	954	994	(40)	(4)%
Cooling degree days	49	6	43	*

Sources of energy (GWhs)(2)(3):
Natural gas	2,378	2,534	(156)	(6)%
Renewables	14	16	(2)	(13)
Total energy generated	2,392	2,550	(158)	(6)
Energy purchased	1,761	1,355	406	30
Total	4,153	3,905	248	6%

Average cost of energy per MWh(4):
Energy generated	$41.92	$14.96	$26.96	*
Energy purchased	$63.27	$93.84	$(30.57)	(33)%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 424 GWhs and 683 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2022 and 2021, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021
Utility margin decreased $2 million, or 1%, for the first quarter of 2022 compared to 2021 primarily due to:
•$2 million of lower energy efficiency program rates (offset in operations and maintenance expense);
•$2 million of lower regulatory-related revenue deferrals; and
•$2 million of lower other retail revenue.
The decrease in utility margin was offset by:
•$3 million of higher electric retail utility margin primarily due to higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 5.1% primarily due to an increase in the average number of customers and favorable changes in customer usage patterns, offset by the unfavorable impact of weather; and
•$1 million of higher transmission and wholesale revenue.

Operations and maintenance increased $2 million, or 3%, for the first quarter of 2022 compared to 2021 primarily due to higher plant operations and maintenance expenses and higher earnings sharing, partially offset by lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $2 million, or 2%, for the first quarter of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest and dividend income increased $4 million, or 80%, for the first quarter of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $3 million, or 75%, for the first quarter of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies.

Liquidity and Capital Resources

As of March 31, 2022, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$47
Credit facility	400
Less -
Short-term debt	(104)
Net credit facility	296

Delayed draw term loan facility	$300
Less -
Long-term debt	(200)
Net delayed draw term loan facility	100

Total net liquidity	$443
Credit facility and delayed draw term loan facility:
Maturity date	2024

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021 were $85 million and $179 million, respectively. The change was primarily due to higher payments related to fuel and energy costs and the timing of payments for operating costs, partially offset by higher collections from customers.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021 were $(189) million and $(106) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2022 and 2021 were $120 million and $(5) million, respectively. The change was primarily due to higher proceeds from the issuance of long-term debt, partially offset by higher repayments of short-term debt.

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

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $3.8 billion (excluding borrowings under Nevada Power's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective automatic shelf registration statement with the SEC to issue an indeterminate amount of general and refunding mortgage securities through October 2022.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2021	2022	2022

Electric distribution	$41	$51	$223
Electric transmission	13	21	168
Solar generation	1	7	80
Other	51	110	386
Total	$106	$189	$857

Nevada Power received PUCN approval through its recent IRP filings for an increase in solar generation and electric transmission. Nevada Power has included estimates from its latest IRP filing in its forecast capital expenditures for 2022. These estimates may change as a result of the RFP process. Nevada Power's historical and forecast capital expenditures include the following:
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
•Solar generation investment includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Other includes both growth projects and operating expenditures consisting of turbine upgrades at several generating facilities, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2022, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2021. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2021.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2022, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2021, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2022

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$15	$10
Trade receivables, net	120	128
Inventories	71	65
Regulatory assets	164	177
Other current assets	36	35
Total current assets	406	415

Property, plant and equipment, net	3,386	3,340
Regulatory assets	282	263
Other assets	205	205

Total assets	$4,279	$4,223

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$125	$147
Accrued property, income and other taxes	28	16
Short-term debt	57	159
Regulatory liabilities	20	19
Customer deposits	16	15
Derivative contracts	28	16
Other current liabilities	39	42
Total current liabilities	313	414

Long-term debt	1,164	1,164
Regulatory liabilities	440	444
Deferred income taxes	401	402
Other long-term liabilities	268	264
Total liabilities	2,586	2,688

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,241	1,111
Retained earnings	453	425
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,693	1,535

Total liabilities and shareholder's equity	$4,279	$4,223

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Regulated electric	$227	$181
Regulated natural gas	52	39
Total operating revenue	279	220

Operating expenses:
Cost of fuel and energy	124	82
Cost of natural gas purchased for resale	34	21
Operations and maintenance	41	36
Depreciation and amortization	36	36
Property and other taxes	6	6
Total operating expenses	241	181

Operating income	38	39

Other income (expense):
Interest expense	(13)	(14)
Allowance for borrowed funds	1	—
Allowance for equity funds	2	1
Interest and dividend income	3	2
Other, net	2	4
Total other income (expense)	(5)	(7)

Income before income tax expense	33	32
Income tax expense	5	4
Net income	$28	$28

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411
Net income	—	—	—	28	—	28
Balance, March 31, 2021	1,000	$—	$1,111	$329	$(1)	$1,439

Balance, December 31, 2021	1,000	$—	$1,111	$425	$(1)	$1,535
Net income	—	—	—	28	—	28
Contributions	—	—	130	—	—	130
Balance, March 31, 2022	1,000	$—	$1,241	$453	$(1)	$1,693

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$28	$28
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	36	36
Allowance for equity funds	(2)	(1)
Changes in regulatory assets and liabilities	(4)	(13)
Deferred income taxes and amortization of investment tax credits	(3)	4
Deferred energy	(7)	(18)
Amortization of deferred energy	23	(3)
Changes in other operating assets and liabilities:
Trade receivables and other assets	12	8
Inventories	(6)	3
Accrued property, income and other taxes	7	(3)
Accounts payable and other liabilities	(21)	1
Net cash flows from operating activities	63	42

Cash flows from investing activities:
Capital expenditures	(83)	(61)
Net cash flows from investing activities	(83)	(61)

Cash flows from financing activities:
Net (repayment of) proceeds from short-term debt	(102)	10
Contributions from parent	130	—
Other, net	(2)	(2)
Net cash flows from financing activities	26	8

Net change in cash and cash equivalents and restricted cash and cash equivalents	6	(11)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	16	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$22	$15

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Sierra Pacific Power Company, together with its subsidiaries ("Sierra Pacific"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company and its subsidiaries ("Nevada Power") and certain other subsidiaries. Sierra Pacific is a U.S. regulated electric utility company serving retail customers, including residential, commercial and industrial customers and regulated retail natural gas customers primarily in northern Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in energy businesses. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$15	$10
Restricted cash and cash equivalents included in other current assets	7	6
Total cash and cash equivalents and restricted cash and cash equivalents	$22	$16

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2022	2021
Utility plant:
Electric generation	25 - 60 years	$1,169	$1,163
Electric transmission	50 - 100 years	937	940
Electric distribution	20 - 100 years	1,885	1,846
Electric general and intangible plant	5 - 70 years	206	204
Natural gas distribution	35 - 70 years	445	438
Natural gas general and intangible plant	5 - 70 years	14	14
Common general	5 - 70 years	370	370
Utility plant		5,026	4,975
Accumulated depreciation and amortization		(1,878)	(1,854)
Utility plant, net		3,148	3,121
Construction work-in-progress		238	219
Property, plant and equipment, net		$3,386	$3,340

(4)    Recent Financing Transactions

Long-Term Debt

In April 2022, Sierra Pacific entered into a $200 million unsecured loan with NV Energy payable upon demand. The net proceeds were used to purchase certain tax-exempt refunding revenue bond obligations that were subject to mandatory purchase by Sierra Pacific in April 2022. The loan has an underlying variable interest rate based on 30-day U.S. dollar deposits offered on the London Interbank Offer Rate market plus a spread of 0.75%.

In April 2022, Sierra Pacific purchased the following series of bonds that were held by the public: $30 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016C, due 2036; $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016D, due 2036; $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016E, due 2036; $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036; $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036; and $30 million of its variable-rate tax-exempt Pollution Control Refunding Revenue Bonds, Series 2016B, due 2029. Sierra Pacific purchased these bonds as required by the bond indentures. Sierra Pacific is holding these bonds and can re-offer them at a future date.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2022	2021

Federal statutory income tax rate	21%	21%
Effects of ratemaking	(7)	(10)
Other	1	2
Effective income tax rate	15%	13%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2020.

(6)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $2 million to the Other Postretirement Plans for the three-month period ended March 31, 2022. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2022	2021
Qualified Pension Plan:
Other non-current assets	$63	$62

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(7)	(7)

Other Postretirement Plans:
Other long-term liabilities	(8)	(10)

(7)    Risk Management and Hedging Activities

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of March 31, 2022
Not designated as hedging contracts (1):
Commodity assets	$1	$—	$—	$1
Commodity liabilities	—	(28)	(25)	(53)
Total derivative - net basis	$1	$(28)	$(25)	$(52)

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$2	$—	$—	$2
Commodity liabilities	—	(16)	(19)	(35)
Total derivative - net basis	$2	$(16)	$(19)	$(33)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2022 a net regulatory asset of $52 million was recorded related to the net derivative liability of $52 million. As of December 31, 2021 a net regulatory asset of $33 million was recorded related to the net derivative liability of $33 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2022	2021

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	60	53

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2022, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $2 million and $— million as of March 31, 2022 and December 31, 2021, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2022:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	13	—	—	13
Investment funds	1	—	—	1
	$14	$—	$1	$15

Liabilities - commodity derivatives	$—	$—	$(53)	$(53)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds	10	—	—	10
Investment funds	1	—	—	1
	$11	$—	$2	$13

Liabilities - commodity derivatives	$—	$—	$(35)	$(35)

Sierra Pacific's investments in money market mutual funds and investment funds are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021

Beginning balance	$(33)	$7
Changes in fair value recognized in regulatory assets	(19)	5
Ending balance	$(52)	$12

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

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,164	$1,261	$1,164	$1,316
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

(10)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 11 (in millions):

	Three-Month Periods
	Ended March 31,
	2022			2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$85	$32	$117	$71	$25	$96
Commercial	70	15	85	54	10	64
Industrial	49	4	53	39	3	42
Other	1	—	1	1	—	1
Total fully bundled	205	51	256	165	38	203
Distribution only service	1	—	1	1	—	1
Total retail	206	51	257	166	38	204
Wholesale, transmission and other	21	—	21	15	—	15
Total Customer Revenue	227	51	278	181	38	219
Other revenue	—	1	1	—	1	1
Total revenue	$227	$52	$279	$181	$39	$220

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Operating revenue:
Regulated electric	$227	$181
Regulated natural gas	52	39
Total operating revenue	$279	$220

Operating income:
Regulated electric	$30	$31
Regulated natural gas	8	8
Total operating income	38	39
Interest expense	(13)	(14)
Allowance for borrowed funds	1	—
Allowance for equity funds	2	1
Interest and dividend income	3	2
Other, net	2	4
Income before income tax expense	$33	$32

	As of
	March 31,	December 31,
	2022	2021
Assets:
Regulated electric	$3,869	$3,829
Regulated natural gas	375	365
Other(1)	35	29
Total assets	$4,279	$4,223

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

Results of Operations for the First Quarter of 2022 and 2021

Overview

Net income for the first quarter of 2022 was $28 million, consistent when compared to 2021 primarily due to $5 million of higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses and higher earnings sharing, and $2 million of lower other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, partially offset by $4 million of higher electric utility margin, mainly from higher transmission and wholesale revenue, partially offset by lower regulatory-related revenue deferrals, higher allowance for equity funds, mainly due to higher construction work-in-progress, and higher interest and dividend income, mainly from carrying charges on regulatory balances. Energy generated increased 3% for the first quarter of 2022 compared to 2021 primarily due to higher coal-fueled generation, partially offset by lower natural gas-fueled generation. Wholesale electricity sales volumes increased 66% and purchased electricity volumes decreased 25%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2022	2021	Change
Electric utility margin:
Operating revenue	$227	$181	$46	25%
Cost of fuel and energy	124	82	42	51
Electric utility margin	103	99	4	4

Natural gas utility margin:
Operating revenue	52	39	13	33%
Natural gas purchased for resale	34	21	13	62
Natural gas utility margin	18	18	—	—

Utility margin	121	117	4	3%

Operations and maintenance	41	36	5	14%
Depreciation and amortization	36	36	—	—
Property and other taxes	6	6	—	—
Operating income	$38	$39	$(1)	(3)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2022	2021	Change
Utility margin (in millions):
Operating revenue	$227	$181	$46	25%
Cost of fuel and energy	124	82	42	51
Utility margin	$103	$99	$4	4%

Sales (GWhs):
Residential	663	671	(8)	(1)%
Commercial	700	677	23	3
Industrial	755	897	(142)	(16)
Other	4	4	—	—
Total fully bundled(1)	2,122	2,249	(127)	(6)
Distribution only service	585	397	188	47
Total retail	2,707	2,646	61	2
Wholesale	291	175	116	66
Total GWhs sold	2,998	2,821	177	6%

Average number of retail customers (in thousands)	369	363	6	2%

Average revenue per MWh:
Retail - fully bundled(1)	$96.40	$73.17	$23.23	32%
Wholesale	$51.14	$60.18	$(9.04)	(15)%

Heating degree days	2,037	2,198	(161)	(7)%

Sources of energy (GWhs)(2):
Natural gas	990	1,082	(92)	(9)%
Coal	153	29	124	*
Renewables(3)	5	6	(1)	(17)
Total energy generated	1,148	1,117	31	3
Energy purchased	1,033	1,373	(340)	(25)
Total	2,181	2,490	(309)	(12)%

Average cost of energy per MWh(4):
Energy generated	$59.86	$25.23	$34.63	*
Energy purchased	$53.19	$38.93	$14.26	37%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    Includes the Fort Churchill Solar Array which was under lease by Sierra Pacific until it was acquired in December 2021.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2022	2021	Change
Utility margin (in millions):
Operating revenue	$52	$39	$13	33%
Natural gas purchased for resale	34	21	13	62
Utility margin	$18	$18	$—	—%

Sold (000's Dths):
Residential	4,552	4,658	(106)	(2)%
Commercial	2,512	2,304	208	9
Industrial	653	745	(92)	(12)
Total retail	7,717	7,707	10	—%

Average number of retail customers (in thousands)	179	176	3	2%

Average revenue per retail Dth sold	$6.69	$5.03	$1.66	33%

Heating degree days	2,037	2,198	(161)	(7)%

Average cost of natural gas per retail Dth sold	$4.36	$2.73	$1.63	60%

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021

Electric utility margin increased $4 million, or 4%, for the first quarter of 2022 compared to 2021 primarily due to:
•$3 million of higher transmission and wholesale revenue;
•$2 million of higher energy efficiency implementation rates; and
•$1 million of higher electric retail utility margin primarily due to higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 2.3% primarily due to an increase in the average number of customers, offset by the unfavorable impact of weather.
The increase in utility margin was offset by:
•$1 million of lower regulatory-related revenue deferrals; and
•$1 million of lower energy efficiency programs rates (offset in operations and maintenance expense).

Operations and maintenance increased $5 million, or 14%, for the first quarter of 2022 compared to 2021 primarily due to higher plant operations and maintenance expenses and higher earnings sharing, partially offset by lower energy efficiency program costs (offset in operating revenue).

Allowance for equity funds increased $1 million for the first quarter of 2022 compared to 2021 primarily due to higher construction work-in progress.

Interest and dividend income increased $1 million for the first quarter of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $2 million, or 50%, for the first quarter of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies.

Income tax expense increased $1 million, or 25%, for the first quarter of 2022 compared to 2021 primarily due to higher pretax income. The effective tax rate was 15% in 2022 and 13% in 2021.

Liquidity and Capital Resources

As of March 31, 2022, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$15

Credit facility	250
Less -
Short-term debt	(57)
Net credit facility	193

Total net liquidity	$208
Credit facility:
Maturity date	2024

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021 were $63 million and $42 million, respectively. The change was primarily due to higher collections from customers, partially offset by higher payments related to fuel and energy costs, higher inventory purchases and the timing of payments for operating costs.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021 were $(83) million and $(61) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2022 and 2021 were $26 million and $8 million, respectively. The change was primarily due to contributions from NV Energy, Inc., partially offset by higher repayments of short-term debt.

Long-Term Debt

In April 2022, Sierra Pacific entered into a $200 million unsecured loan with NV Energy payable upon demand. The net proceeds were used to purchase certain tax-exempt refunding revenue bond obligations that were subject to mandatory purchase by Sierra Pacific in April 2022. The loan has an underlying variable interest rate based on 30-day U.S. dollar deposits offered on the London Interbank Offer Rate market plus a spread of 0.75%.

In April 2022, Sierra Pacific purchased the following series of bonds that were held by the public: $30 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016C, due 2036; $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016D, due 2036; $25 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016E, due 2036; $75 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016F, due 2036; $20 million of its variable-rate tax-exempt Water Facilities Refunding Revenue Bonds, Series 2016G, due 2036; and $30 million of its variable-rate tax-exempt Pollution Control Refunding Revenue Bonds, Series 2016B, due 2029. Sierra Pacific purchased these bonds as required by the bond indentures. Sierra Pacific is holding these bonds and can re-offer them at a future date.

Debt Authorizations

Sierra Pacific currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $1.9 billion (excluding borrowings under Sierra Pacific's $250 million secured credit facility); and (2) maintain a revolving credit facility of up to $600 million.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2021	2022	2022

Electric distribution	$20	$20	$125
Electric transmission	16	20	128
Solar generation	—	—	1
Other	25	43	171
Total	$61	$83	$425

Sierra Pacific received PUCN approval through its recent IRP filings for an increase in solar generation and electric transmission. Sierra Pacific has included estimates from its latest IRP filing in its forecast capital expenditures for 2022. These estimates may change as a result of the RFP process. Sierra Pacific's historical and forecast capital expenditures include the following:

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

Material Cash Requirements

As of March 31, 2022, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2021. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2021.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of March 31, 2022, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Eastern Energy Gas as of December 31, 2021, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
April 29, 2022

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$54	$22
Trade receivables, net	154	183
Receivables from affiliates	32	47
Notes receivable from affiliates	122	7
Other receivables	3	9
Inventories	124	122
Natural gas imbalances	105	100
Other current assets	132	131
Total current assets	726	621

Property, plant and equipment, net	10,183	10,200
Goodwill	1,286	1,286
Investments	423	412
Other assets	122	129

Total assets	$12,740	$12,648

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42	$79
Accounts payable to affiliates	13	38
Accrued interest	54	19
Accrued property, income and other taxes	59	89
Accrued employee expenses	21	13
Regulatory liabilities	44	40
Other current liabilities	110	87
Total current liabilities	343	365

Long-term debt	3,899	3,906
Regulatory liabilities	645	645
Other long-term liabilities	263	238
Total liabilities	5,150	5,154

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	3,595	3,501
Accumulated other comprehensive loss, net	(38)	(43)
Total member's equity	3,557	3,458
Noncontrolling interests	4,033	4,036
Total equity	7,590	7,494

Total liabilities and equity	$12,740	$12,648

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021

Operating revenue	$482	$486

Operating expenses:
Excess gas	(1)	—
Operations and maintenance	118	124
Depreciation and amortization	85	80
Property and other taxes	29	39
Total operating expenses	231	243

Operating income	251	243

Other income (expense):
Interest expense	(36)	(44)
Allowance for equity funds	2	2
Other, net	(1)	1
Total other income (expense)	(35)	(41)

Income before income tax expense and equity income	216	202
Income tax expense	30	27
Equity income	19	16
Net income	205	191
Net income attributable to noncontrolling interests	111	102
Net income attributable to Eastern Energy Gas	$94	$89

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021

Net income	$205	$191

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $— and $—	1	2
Unrealized gains on cash flow hedges, net of tax of $1 and $3	4	10
Total other comprehensive income, net of tax	5	12

Comprehensive income	210	203
Comprehensive income attributable to noncontrolling interests	111	106
Comprehensive income attributable to Eastern Energy Gas	$99	$97

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, December 31, 2020	$2,957	$(53)	$4,091	$6,995
Net income	89	—	102	191
Other comprehensive income	—	8	4	12
Contributions	11	—	—	11
Distributions	(22)	—	(109)	(131)
Balance, March 31, 2021	$3,035	$(45)	$4,088	$7,078

Balance, December 31, 2021	$3,501	$(43)	$4,036	$7,494
Net income	94	—	111	205
Other comprehensive income	—	5	—	5
Distributions	—	—	(114)	(114)
Balance, March 31, 2022	$3,595	$(38)	$4,033	$7,590

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$205	$191
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	1	—
Depreciation and amortization	85	80
Allowance for equity funds	(2)	(2)
Equity income, net of distributions	(8)	(5)
Changes in regulatory assets and liabilities	(14)	6
Deferred income taxes	27	30
Other, net	2	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	44	(56)
Derivative collateral, net	2	2
Accrued property, income and other taxes	(29)	(25)
Accounts payable and other liabilities	28	20
Net cash flows from operating activities	341	241

Cash flows from investing activities:
Capital expenditures	(75)	(55)
Repayment of loans by affiliates	3	—
Loans to affiliates	(117)	—
Other, net	(5)	(1)
Net cash flows from investing activities	(194)	(56)

Cash flows from financing activities:
Repayment of notes payable, net	—	(9)
Distributions	(114)	(109)
Net cash flows from financing activities	(114)	(118)

Net change in cash and cash equivalents and restricted cash and cash equivalents	33	67
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	39	48
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$72	$115

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Energy Gas Holdings, LLC is a holding company, and together with its subsidiaries ("Eastern Energy Gas") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transportation pipeline and underground storage operations in the eastern region of the U.S. and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. Eastern Energy Gas owns 100% of the general partner interest and 25% of the limited partnership interest in Cove Point. In addition, Eastern Energy Gas owns a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 416-mile FERC-regulated interstate natural gas transportation pipeline. Eastern Energy Gas is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021. The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' assumptions regarding significant accounting estimates and policies during the three-month period ended March 31, 2022.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2022	2021
Utility Plant:
Interstate natural gas pipeline assets	21 - 44 years	$8,776	$8,675
Intangible plant	5 - 10 years	110	110
Utility plant in-service		8,886	8,785
Accumulated depreciation and amortization		(2,936)	(2,901)
Utility plant in-service, net		5,950	5,884

Nonutility Plant:
LNG facility	40 years	4,477	4,475
Intangible plant	14 years	25	25
Nonutility plant in-service		4,502	4,500
Accumulated depreciation and amortization		(454)	(423)
Nonutility plant in-service, net		4,048	4,077
Plant, net		9,998	9,961
Construction work-in-progress		185	239
Property, plant and equipment, net		$10,183	$10,200

Construction work-in-progress includes $151 million and $209 million as of March 31, 2022 and December 31, 2021, respectively, related to the construction of utility plant.

(3)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2022	2021
Investments:
Investment funds	$15	$13

Equity method investments:
Iroquois	408	399
Total investments	423	412

Restricted cash and cash equivalents:
Customer deposits	18	17
Total restricted cash and cash equivalents	18	17

Total investments and restricted cash and cash equivalents	$441	$429

Reflected as:
Current assets	$18	$17
Noncurrent assets	423	412
Total investments and restricted cash and cash equivalents	$441	$429
Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut.

As of both March 31, 2022 and December 31, 2021, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $11 million and $10 million for the three-month periods ended March 31, 2022 and 2021, respectively.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of customer deposits as allowed under the FERC gas tariffs. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$54	$22
Restricted cash and cash equivalents included in other current assets	18	17
Total cash and cash equivalents and restricted cash and cash equivalents	$72	$39

(4)    Regulatory Matters

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods
	Ended March 31,
	2022	2021

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	5	3
Equity interest	2	2
Effects of ratemaking	(4)	(1)
Noncontrolling interest	(11)	(11)
Other, net	1	(1)
Effective income tax rate	14%	13%

For the period ended March 31, 2022, Eastern Energy Gas' reconciliation of the federal statutory income tax rate to the effective income tax rate is driven primarily by an absence of tax on income attributable to Cove Point's 75% noncontrolling interest.

Eastern Energy Gas, as a subsidiary of BHE, is included in Berkshire Hathaway's U.S. federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provisions for income tax have been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Eastern Energy Gas made no cash payments for income tax to BHE for the three-month periods ended March 31, 2022 and 2021.

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $3 million to the MidAmerican Energy Company Retirement Plan and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the three-month period ended March 31, 2022. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of both March 31, 2022 and December 31, 2021, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $95 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2022:
Assets:
Money market mutual funds	$28	$—	$—	$28
Equity securities:
Investment funds	15	—	—	15
	$43	$—	$—	$43

Liabilities:
Commodity derivatives	$—	$(2)	$—	$(2)
Foreign currency exchange rate derivatives	—	(3)	—	(3)
	$—	$(5)	$—	$(5)

As of December 31, 2021:
Assets:
Foreign currency exchange rate derivatives	$—	$3	$—	$3
Equity securities:
Investment funds	13	—	—	13
	$13	$3	$—	$16

Liabilities:
Foreign currency exchange rate derivatives	$—	$(3)	$—	$(3)
	$—	$(3)	$—	$(3)

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

	As of March 31, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,899	$3,911	$3,906	$4,266

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2022	2021
Customer Revenue:
Regulated:
Gas transportation and storage	$285	$279
Wholesale	—	17
Total regulated	285	296
Nonregulated	203	190
Total Customer Revenue	488	486
Other revenue	(6)	—
Total operating revenue	$482	$486

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2022 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$1,832	$17,061	$18,893

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net
Balance, December 31, 2020	$(12)	$(51)	$10	$(53)
Other comprehensive income (loss)	2	10	(4)	8
Balance, March 31, 2021	$(10)	$(41)	$6	$(45)

Balance, December 31, 2021	$(6)	$(42)	$5	$(43)
Other comprehensive income	1	4	—	5
Balance, March 31, 2022	$(5)	$(38)	$5	$(38)

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

Results of Operations for the First Quarter of 2022 and 2021

Overview

Net income attributable to Eastern Energy Gas for the first quarter of 2022 was $94 million, an increase of $5 million compared to 2021. Net income increased primarily due to lower than estimated 2021 tax assessments of $10 million and lower interest expense of $8 million primarily due to the repayment of long-term debt in the second quarter of 2021. These increases were partially offset by lower margins from regulated gas transportation and storage operations of $16 million due to unfavorable natural gas prices and volumes.

Quarter Ended March 31, 2022 Compared to Quarter Ended March 31, 2021

Operating revenue decreased $4 million, or 1%, for the first quarter of 2022 compared to 2021, primarily due to a decrease in regulated gas revenues for operational and system balancing purposes due to decreased volumes of $17 million, partially offset by an increase in Cove Point liquefied natural gas variable revenue of $13 million.

Excess gas was a credit of $1 million for the first quarter of 2022, primarily due to a decrease in volumes sold of $14 million, partially offset by an unfavorable change in natural gas prices of $9 million and increased volumes of $4 million.

Operations and maintenance decreased $6 million, or 5%, for the first quarter of 2022 compared to 2021, primarily due to a decrease in postretirement benefit costs.

Depreciation and amortization increased $5 million, or 6%, for the first quarter of 2022 compared to 2021, primarily due to higher plant placed in-service.

Property and other taxes decreased $10 million, or 26%, for the first quarter of 2022 compared to 2021, primarily due to lower than estimated 2021 tax assessments.

Interest expense decreased $8 million, or 18%, for the first quarter of 2022 compared to 2021, primarily due to the repayment of $500 million of long-term debt in the second quarter of 2021.

Income tax expense increased $3 million, or 11%, for the first quarter of 2022 compared to 2021 primarily due to higher pre-tax income. The effective tax rate was 14% for the first quarter of 2022 and 13% for the first quarter of 2021.

Net income attributable to noncontrolling interests increased $9 million, or 9%, for the first quarter of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue.

Liquidity and Capital Resources

As of March 31, 2022, Eastern Energy Gas' total net liquidity was $454 million as follows (in millions):

Cash and cash equivalents	$54
Intercompany revolving credit agreement	400
Total net liquidity	$454

Intercompany revolving credit agreement:
Maturity date	2022

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2022 and 2021 were $341 million and $241 million, respectively. The change was primarily due to increased cash receipts from receivables and other working capital adjustments.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2022 and 2021 were $(194) million and $(56) million, respectively. The change was primarily due to loans to its parent under an intercompany revolving credit agreement of $117 million and an increase in capital expenditures of $20 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2022 were $(114) million. Uses of cash totaled $114 million and consisted of distributions to noncontrolling interests from Cove Point.

Net cash flows from financing activities for the three-month period ended March 31, 2021 were $(118) million. Uses of cash totaled $118 million and consisted primarily of distributions to noncontrolling interests from Cove Point of $109 million.

Future Uses of Cash

Eastern Energy Gas has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the use of credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, investments, debt retirements and other capital requirements. The availability and terms under which Eastern Energy Gas and each subsidiary has access to external financing depends on a variety of factors, including regulatory approvals, Eastern Energy Gas' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the utility industry.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2021	2022	2022

Natural gas transmission and storage	$8	$7	$57
Other	47	68	319
Total	$55	$75	$376

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

Material Cash Requirements

As of March 31, 2022, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021.

Regulatory Matters

Eastern Energy Gas is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding Eastern Energy Gas' current regulatory matters.

Environmental Laws and Regulations

Eastern Energy Gas is subject to federal, state and local laws and regulations regarding climate change, RPS, air and water quality, emissions performance standards, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact Eastern Energy Gas' current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. Eastern Energy Gas believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and Eastern Energy Gas is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results.

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws and regulations.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets and income taxes. For additional discussion of Eastern Energy Gas' critical accounting estimates, see Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in Eastern Energy Gas' assumptions regarding critical accounting estimates since December 31, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2021. Refer to Note 6 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 6 of the Notes to Consolidated Financial Statements of Nevada Power and Note 7 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2022.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Other individual lawsuits alleging similar claims have been filed in Oregon and California related to the 2020 Wildfires. Investigations into the causes and origins of those wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 8 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

PacifiCorp

On March 17, 2022, a complaint against PacifiCorp was filed, captioned Roseburg Resources Co et al. v. PacifiCorp, Case No. 22CV09346, Circuit Court, Douglas County, Oregon. The complaint was filed by nine businesses and public pension plans that own and/or operate timberlands or possess property in Douglas County who allege damages, losses and injuries associated with their timberlands as a result of the French Creek Fire, the Archie Creek Fire, the Susan Creek Fire and the Smith Springs Road Fire in Douglas County in September 2020. The complaint alleges (i) PacifiCorp's conduct constituted not only common law negligence but also gross negligence and that such conduct contributed to or caused the ignition and spread of the aforementioned fires; (ii) PacifiCorp violated certain Oregon rules and regulations; and (iii) as an alternative to negligence, inverse condemnation. The complaint seeks the following damages: (i) economic and property damages in excess of $175 million under a determination of negligence or inverse condemnation; (ii) doubling of those economic damages to in excess of $350 million under a determination of gross negligence pursuant to Oregon statutes; (iii) all costs of the lawsuit; (iv) prejudgment and post-judgment interest as allowed by law; and (v) attorneys' fees and other costs.

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed below.

Potential terrorist activities and the impact of military or other actions, including sanctions, export controls and similar measures, could adversely affect each Registrant's financial results.

The ongoing threat of terrorism and the impact of military or other actions by nations or politically, ethnically or religiously motivated organizations regionally or globally may create increased political, economic, social and financial market instability, which could subject each Registrant's operations to increased risks. Additionally, the U.S. government has issued warnings that energy assets, specifically pipeline, nuclear generation, transmission and other electric utility infrastructure, are potential targets for terrorist attacks. Further, the potential or actual outbreak of war or other hostilities, such as Russia's invasion of Ukraine in February 2022 and the resulting economic sanctions on Russia and the sale of Russian natural gas and petroleum, as well as the existing and potential further responses from Russia or other countries to such sanctions and military actions, could adversely affect global and regional economies and financial markets. For instance, the current ban on imports of Russian oil, liquefied natural gas and coal to the U.S. could contribute to increases in prices for such commodities in the U.S. and elsewhere which could adversely affect each Registrant's business. Further, each Registrant's business must be conducted in compliance with applicable economic and trade sanctions laws and regulations, including those administered and enforced by the U.S. Department of Treasury's Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant governmental authorities in the U.S., Canada, the United Kingdom and European Union, which include sanctions that could potentially restrict or prohibit each Registrant's relationships with certain suppliers and customers. Political, economic, social or financial market instability or damage to or interference with the operating assets of the Registrants, customers or suppliers, or continued increases in the price of natural gas and other petroleum commodities may result in business interruptions, lost revenue, higher costs, disruption in fuel supplies, lower energy consumption and unstable markets, particularly with respect to electricity and natural gas, and increased security, repair or other costs, any of which may materially adversely affect each Registrant in ways that cannot be predicted at this time. Any of these risks could materially affect its consolidated financial results. Furthermore, instability in the financial markets as a result of terrorism or war could also materially adversely affect each Registrant's ability to raise capital.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Seventeenth Supplemental Indenture, dated as of April 21, 2022, by and between Berkshire Hathaway Energy Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 4.600% Senior Notes due 2053 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Current Report on Form 8-K dated April 25, 2022).

4.2
Trust Deed, dated as of April 1, 2022, among Northern Powergrid (Northeast) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £350,000,000 in principal amount of the 3.250% Bonds due 2052.

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

MIDAMERICAN ENERGY

15.3	Awareness Letter of Independent Registered Public Accounting Firm.

31.5	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.5	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MIDAMERICAN FUNDING

31.7	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.7	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.8	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

NEVADA POWER

15.4	Awareness Letter of Independent Registered Public Accounting Firm.

31.9	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.9	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.10	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIERRA PACIFIC

10.1	$200,000,000 Demand Promissory Note, dated as of April 14, 2022, among Sierra Pacific Power Company, as the Maker, and NV Energy Inc., as the Holder.

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EASTERN ENERGY GAS

31.13	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.14	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.13	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.14	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: April 29, 2022	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: April 29, 2022	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: April 29, 2022	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: April 29, 2022	/s/ Michael E. Cole
Michael E. Cole
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: April 29, 2022	/s/ Michael E. Cole
Michael E. Cole
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: April 29, 2022	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)