Form 10-Q
period 2022-06-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN ENERGY GAS HOLDINGS, LLC; MIDAMERICAN FUNDING LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2022-08-08
CIK 1081316, 75594, 90144, 1603291, 1098296, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of August 4, 2022, 75,627,913 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of August 4, 2022, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of August 4, 2022.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of August 4, 2022, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of August 4, 2022, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of August 4, 2022, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of August 4, 2022.
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	28
PacifiCorp and its subsidiaries	66
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	100
Nevada Power Company and its subsidiaries	124
Sierra Pacific Power Company and its subsidiaries	146
Eastern Energy Gas Holdings, LLC and its subsidiaries	169

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2022, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2022

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,081	$1,096
Restricted cash and cash equivalents	201	127
Trade receivables, net	2,734	2,468
Income tax receivable	25	344
Inventories	1,163	1,122
Mortgage loans held for sale	1,084	1,263
Regulatory assets	778	544
Other current assets	1,294	1,284
Total current assets	9,360	8,248

Property, plant and equipment, net	90,795	89,816
Goodwill	11,559	11,650
Regulatory assets	3,481	3,419
Investments and restricted cash, cash equivalents and investments	16,728	15,788
Other assets	3,372	3,144

Total assets	$135,295	$132,065

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,290	$2,136
Accrued interest	557	537
Accrued property, income and other taxes	789	606
Accrued employee expenses	457	372
Short-term debt	1,948	2,009
Current portion of long-term debt	2,069	1,265
Other current liabilities	1,802	1,837
Total current liabilities	9,912	8,762

BHE senior debt	13,594	13,003
BHE junior subordinated debentures	100	100
Subsidiary debt	35,354	35,394
Regulatory liabilities	7,028	6,960
Deferred income taxes	13,394	12,938
Other long-term liabilities	4,722	4,319
Total liabilities	84,104	81,476

Commitments and contingencies (Note 8)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 1 and 2 shares issued and outstanding	850	1,650
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,298	6,374
Long-term income tax receivable	(744)	(744)
Retained earnings	42,688	40,754
Accumulated other comprehensive loss, net	(1,788)	(1,340)
Total BHE shareholders' equity	47,304	46,694
Noncontrolling interests	3,887	3,895
Total equity	51,191	50,589

Total liabilities and equity	$135,295	$132,065

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Energy	$4,940	$4,301	$9,763	$9,150
Real estate	1,672	1,763	2,879	2,995
Total operating revenue	6,612	6,064	12,642	12,145

Operating expenses:
Energy:
Cost of sales	1,525	1,110	2,985	2,679
Operations and maintenance	1,081	1,037	2,024	1,971
Depreciation and amortization	1,045	936	2,052	1,851
Property and other taxes	199	189	404	399
Real estate	1,555	1,584	2,734	2,704
Total operating expenses	5,405	4,856	10,199	9,604

Operating income	1,207	1,208	2,443	2,541

Other income (expense):
Interest expense	(550)	(532)	(1,082)	(1,062)
Capitalized interest	18	14	35	28
Allowance for equity funds	42	30	80	56
Interest and dividend income	30	26	53	47
Gains on marketable securities, net	2,528	1,966	1,271	848
Other, net	(26)	48	(21)	56
Total other income (expense)	2,042	1,552	336	(27)

Income before income tax expense (benefit) and equity loss	3,249	2,760	2,779	2,514
Income tax expense (benefit)	149	327	(358)	(208)
Equity loss	(83)	(50)	(140)	(229)
Net income	3,017	2,383	2,997	2,493
Net income attributable to noncontrolling interests	120	102	229	208
Net income attributable to BHE shareholders	2,897	2,281	2,768	2,285
Preferred dividends	13	37	29	75
Earnings on common shares	$2,884	$2,244	$2,739	$2,210

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Net income	$3,017	$2,383	$2,997	$2,493

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $9, $1, $12 and $5	25	15	40	22
Foreign currency translation adjustment	(481)	68	(591)	159
Unrealized gains on cash flow hedges, net of tax of $8, $(1), $36 and $4	26	1	103	15
Total other comprehensive (loss) income, net of tax	(430)	84	(448)	196

Comprehensive income	2,587	2,467	2,549	2,689
Comprehensive income attributable to noncontrolling interests	120	106	229	212
Comprehensive income attributable to BHE shareholders	$2,467	$2,361	$2,320	$2,477

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, March 31, 2021	$3,750	$—	$6,377	$(658)	$35,060	$(1,440)	$3,962	$47,051
Net income	—	—	—	—	2,281	—	102	2,383
Other comprehensive income	—	—	—	—	—	80	4	84
Preferred stock dividend	—	—	—	—	(37)	—	—	(37)
Distributions	—	—	—	—	—	—	(121)	(121)
Contributions	—	—	—	—	—	—	9	9
Other equity transactions	—	—	—	—	(1)	—	(3)	(4)
Balance, June 30, 2021	$3,750	$—	$6,377	$(658)	$37,303	$(1,360)	$3,953	$49,365

Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977
Net income	—	—	—	—	2,285	—	208	2,493
Other comprehensive income	—	—	—	—	—	192	4	196
Preferred stock dividend	—	—	—	—	(75)	—	—	(75)
Distributions	—	—	—	—	—	—	(234)	(234)
Contributions	—	—	—	—	—	—	9	9
Other equity transactions	—	—	—	—	—	—	(1)	(1)
Balance, June 30, 2021	$3,750	$—	$6,377	$(658)	$37,303	$(1,360)	$3,953	$49,365

Balance, March 31, 2022	$1,650	$—	$6,374	$(744)	$40,608	$(1,358)	$3,894	$50,424
Net income	—	—	—	—	2,897	—	120	3,017
Other comprehensive loss	—	—	—	—	—	(430)	—	(430)
Preferred stock redemptions	(800)	—	—	—	—	—	—	(800)
Preferred stock dividend	—	—	—	—	(13)	—	—	(13)
Common stock purchases	—	—	(77)	—	(793)	—	—	(870)
Distributions	—	—	—	—	—	—	(129)	(129)
Contributions	—	—	—	—	—	—	2	2
Other equity transactions	—	—	1	—	(11)	—	—	(10)
Balance, June 30, 2022	$850	$—	$6,298	$(744)	$42,688	$(1,788)	$3,887	$51,191

Balance, December 31, 2021	$1,650	$—	$6,374	$(744)	$40,754	$(1,340)	$3,895	$50,589
Net income	—	—	—	—	2,768	—	229	2,997
Other comprehensive loss	—	—	—	—	—	(448)	—	(448)
Preferred stock redemptions	(800)	—	—	—	—	—	—	(800)
Preferred stock dividend	—	—	—	—	(29)	—	—	(29)
Common stock purchases	—	—	(77)	—	(793)	—	—	(870)
Distributions	—	—	—	—	—	—	(245)	(245)
Contributions	—	—	—	—	—	—	2	2
Other equity transactions	—	—	1	—	(12)	—	6	(5)
Balance, June 30, 2022	$850	$—	$6,298	$(744)	$42,688	$(1,788)	$3,887	$51,191

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,997	$2,493
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(1,271)	(848)
Depreciation and amortization	2,081	1,874
Allowance for equity funds	(80)	(56)
Equity loss, net of distributions	202	313
Changes in regulatory assets and liabilities	(226)	(199)
Deferred income taxes and investment tax credits, net	385	613
Other, net	37	(26)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(317)	(254)
Derivative collateral, net	189	92
Pension and other postretirement benefit plans	(21)	(33)
Accrued property, income and other taxes, net	489	76
Accounts payable and other liabilities	682	187
Net cash flows from operating activities	5,147	4,232

Cash flows from investing activities:
Capital expenditures	(3,382)	(2,848)
Purchases of marketable securities	(281)	(185)
Proceeds from sales of marketable securities	257	163
Equity method investments	(28)	(52)
Other, net	(18)	(53)
Net cash flows from investing activities	(3,452)	(2,975)

Cash flows from financing activities:
Preferred stock redemptions	(800)	—
Common stock purchases	(870)	—
Proceeds from BHE senior debt	987	—
Repayments of BHE senior debt	—	(450)
Preferred dividends	(33)	(75)
Proceeds from subsidiary debt	1,201	539
Repayments of subsidiary debt	(542)	(1,210)
Net (repayments of) proceeds from short-term debt	(54)	245
Distributions to noncontrolling interests	(246)	(234)
Other, net	(248)	(19)
Net cash flows from financing activities	(605)	(1,204)

Effect of exchange rate changes	(33)	2

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,057	55
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,244	1,445
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,301	$1,500

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022, other than the updates associated with the Company's estimates of loss contingencies related to the Oregon and California 2020 wildfires (the "2020 Wildfires") as discussed in Note 8.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2022	2021
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$90,810	$90,223
Interstate natural gas pipeline assets	3-80 years	17,547	17,423
		108,357	107,646
Accumulated depreciation and amortization		(33,618)	(32,680)
Regulated assets, net		74,739	74,966

Nonregulated assets:
Independent power plants	2-50 years	8,073	7,665
Cove Point LNG facility	40 years	3,373	3,364
Other assets	2-30 years	3,042	2,666
		14,488	13,695
Accumulated depreciation and amortization		(3,206)	(3,041)
Nonregulated assets, net		11,282	10,654

Net operating assets		86,021	85,620
Construction work-in-progress		4,774	4,196
Property, plant and equipment, net		$90,795	$89,816

Construction work-in-progress includes $4.4 billion as of June 30, 2022 and $3.8 billion as of December 31, 2021, related to the construction of regulated assets.

(3)    Investments and Restricted Cash, Cash Equivalents and Investments

Investments and restricted cash, cash equivalents and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2022	2021
Investments:
BYD Company Limited common stock	$9,003	$7,693
Rabbi trusts	429	492
Other	328	305
Total investments	9,760	8,490

Equity method investments:
BHE Renewables tax equity investments	4,680	4,931
Iroquois Gas Transmission System, L.P.	742	735
Electric Transmission Texas, LLC	606	595
Other	302	293
Total equity method investments	6,330	6,554

Restricted cash, cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	658	768
Other restricted cash and cash equivalents	220	148
Total restricted cash, cash equivalents and investments	878	916

Total investments and restricted cash, cash equivalents and investments	$16,968	$15,960

Reflected as:
Current assets	$240	$172
Noncurrent assets	16,728	15,788
Total investments and restricted cash, cash equivalents and investments	$16,968	$15,960

Investments

Gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Unrealized gains recognized on marketable securities still held at the reporting date	$2,527	$1,966	$1,270	$847
Net gains recognized on marketable securities sold during the period	1	—	1	1
Gains on marketable securities, net	$2,528	$1,966	$1,271	$848

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

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$2,081	$1,096
Restricted cash and cash equivalents	201	127
Investments and restricted cash, cash equivalents and investments	19	21
Total cash and cash equivalents and restricted cash and cash equivalents	$2,301	$1,244

(4)    Recent Financing Transactions

Long-Term Debt

In June 2022, Sierra Pacific purchased $60 million of its variable-rate tax-exempt Gas & Water Facilities Refunding Revenue Bonds, Series 2016B, due 2036, as required by the bond indenture. Sierra Pacific is holding this bond and can re-offer it at a future date.

In May 2022, Sierra Pacific issued $250 million of 4.71% General and Refunding Mortgage bonds, Series W, due 2052. The net proceeds were used to repay the outstanding $200 million unsecured loan with NV Energy, Inc., repay amounts outstanding under its existing revolving credit facility and for general corporate purposes.

In April 2022, BHE issued $1 billion of its 4.6% Senior Notes due 2053 and used the net proceeds for general corporate purposes, which included repaying a portion of BHE's outstanding commercial paper obligations and redeeming a portion of its 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway.

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

In April 2022, Northern Powergrid (Northeast) plc issued £350 million of its 3.25% bonds due 2052 and used the net proceeds for general corporate purposes.

In January 2022, Nevada Power entered into a $300 million secured delayed draw term loan facility maturing in January 2024. Amounts borrowed under the facility bear interest at variable rates based on the Secured Overnight Financing Rate ("SOFR") or a base rate, at Nevada Power's option, plus a pricing margin. In January 2022, Nevada Power borrowed $200 million under the facility at an initial interest rate of 0.55%. In May 2022, Nevada Power drew the remaining $100 million available under the facility at an initial interest rate of 1.24%. Nevada Power used the proceeds to repay amounts outstanding under its existing secured credit facility and for general corporate purposes.

Credit Facilities

In June 2022, BHE amended and restated its existing $3.5 billion unsecured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from the London Interbank Offered Rate ("LIBOR") to SOFR.

In June 2022, PacifiCorp amended and restated its existing $1.2 billion unsecured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from LIBOR to SOFR.

In June 2022, MidAmerican Energy amended and restated its existing $1.5 billion unsecured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from LIBOR to SOFR.

In June 2022, Nevada Power and Sierra Pacific each amended and restated its existing $400 million and $250 million secured credit facilities expiring in June 2024. The amendments extended the expiration date to June 2025 and amended pricing from LIBOR to SOFR.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(13)	(13)	(28)	(27)
State income tax, net of federal income tax impacts	(1)	4	—	2
Income tax effect of foreign income	—	3	(1)	3
Effects of ratemaking	(1)	(2)	(2)	(4)
Equity income	(1)	—	(1)	(2)
Noncontrolling interest	(1)	(1)	(2)	(2)
Other, net	1	—	—	1
Effective income tax rate	5%	12%	(13)%	(8)%

Income tax credits relate primarily to PTCs from wind-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the six-month periods ended June 30, 2022 and 2021 totaled $734 million and $678 million, respectively.

Income tax effect on foreign income includes, among other items, a deferred income tax charge of $109 million recognized in June 2021 upon the enactment of an increase in the United Kingdom's corporate income tax rate from 19% to 25% effective April 1, 2023.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the six-month periods ended June 30, 2022 and 2021 totaling $1,249 million and $943 million, respectively.

(6)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Pension:
Service cost	$6	$8	$13	$15
Interest cost	19	18	38	38
Expected return on plan assets	(27)	(36)	(54)	(69)
Settlement	—	—	2	—
Net amortization	5	7	9	13
Net periodic benefit cost (credit)	$3	$(3)	$8	$(3)

Other postretirement:
Service cost	$4	$4	$6	$6
Interest cost	5	5	10	10
Expected return on plan assets	(7)	(6)	(14)	(11)
Net amortization	(1)	(1)	(1)	(2)
Net periodic benefit cost	$1	$2	$1	$3

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $5 million, respectively, during 2022. As of June 30, 2022, $7 million and $5 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit credit for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Service cost	$3	$4	$7	$8
Interest cost	9	7	19	15
Expected return on plan assets	(23)	(28)	(48)	(56)
Net amortization	6	14	12	28
Net periodic benefit credit	$(5)	$(3)	$(10)	$(5)

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £12 million during 2022. As of June 30, 2022, £6 million, or $8 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2022:
Assets:
Commodity derivatives	$11	$660	$77	$(164)	$584
Interest rate derivatives	16	45	24	—	85
Mortgage loans held for sale	—	1,084	—	—	1,084
Money market mutual funds	1,492	—	—	—	1,492
Debt securities:
U.S. government obligations	220	—	—	—	220
International government obligations	—	1	—	—	1
Corporate obligations	—	75	—	—	75
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	348	—	—	—	348
International companies	9,011	—	—	—	9,011
Investment funds	258	—	—	—	258
	$11,356	$1,869	$101	$(164)	$13,162
Liabilities:
Commodity derivatives	$(14)	$(211)	$(255)	$77	$(403)
Foreign currency exchange rate derivatives	—	(19)	—	—	(19)
Interest rate derivatives	—	(6)	(3)	—	(9)
	$(14)	$(236)	$(258)	$77	$(431)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2021:
Assets:
Commodity derivatives	$5	$271	$73	$(47)	$302
Foreign currency exchange rate derivatives	—	3	—	—	3
Interest rate derivatives	1	3	20	—	24
Mortgage loans held for sale	—	1,263	—	—	1,263
Money market mutual funds	554	—	—	—	554
Debt securities:
U.S. government obligations	232	—	—	—	232
International government obligations	—	2	—	—	2
Corporate obligations	—	90	—	—	90
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
U.S. companies	428	—	—	—	428
International companies	7,703	—	—	—	7,703
Investment funds	237	—	—	—	237
	$9,160	$1,637	$93	$(47)	$10,843
Liabilities:
Commodity derivatives	$(2)	$(113)	$(224)	$73	$(266)
Foreign currency exchange rate derivatives	—	(3)	—	—	(3)
Interest rate derivatives	—	(7)	(1)	—	(8)
	$(2)	$(123)	$(225)	$73	$(277)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $87 million and receivable of $26 million as of June 30, 2022 and December 31, 2021, respectively.
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

The following table reconciles the beginning and ending balances of the Company's financial assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions). Transfers out of Level 3 occur primarily due to increased price observability.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2022:
Beginning balance	$(239)	$13	$(151)	$19
Changes included in earnings(1)	(26)	8	(82)	2
Changes in fair value recognized in OCI	5	—	10	—
Changes in fair value recognized in net regulatory assets	1	—	(59)	—
Purchases	1	—	1	—
Settlements	11	—	34	—
Transfers out of Level 3 into Level 2	69	—	69	—
Ending balance	$(178)	$21	$(178)	$21

2021:
Beginning balance	$124	$41	$116	$62
Changes included in earnings(1)	(10)	—	(16)	(21)
Changes in fair value recognized in OCI	(6)	—	(7)	—
Changes in fair value recognized in net regulatory assets	(7)	—	9	—
Purchases	1	—	1	—
Settlements	3	—	2	—
Ending balance	$105	$41	$105	$41

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

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$51,117	$48,636	$49,762	$57,189

(8)    Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2022, PacifiCorp entered into a procurement and construction services agreement for $849 million through 2024 for the construction of a key Energy Gateway Transmission segment extending between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah.

Fuel Contracts

During the six-month period ended June 30, 2022, PacifiCorp entered into certain coal supply and transportation agreements totaling approximately $200 million through 2024.

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

During the three-month period ended June 30, 2022, PacifiCorp accrued $64 million of losses net of expected insurance recoveries associated with the 2020 Wildfires resulting in an overall loss accrual net of expected insurance recoveries of $200 million as of June 30, 2022 compared to $136 million as of December 31, 2021. These accruals include PacifiCorp's estimate of losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is reasonably able to estimate at this time. For certain aspects of the 2020 Wildfires for which loss is considered probable, information necessary to reasonably estimate the potential losses, such as those related to natural resource damages, is not currently available. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the variation in those types of properties and lack of available details. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses. PacifiCorp's receivable for expected insurance recoveries was $277 million as of June 30, 2022.

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

(9)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended June 30, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,167	$594	$831	$—	$—	$—	$—	$(1)	$2,591
Retail gas	—	136	28	—	—	—	—	—	164
Wholesale	55	119	15	—	—	—	—	(2)	187
Transmission and distribution	45	13	18	274	—	172	—	—	522
Interstate pipeline	—	—	—	—	524	—	—	(27)	497
Other	28	—	—	—	—	—	—	—	28
Total Regulated	1,295	862	892	274	524	172	—	(30)	3,989
Nonregulated	—	—	1	42	285	15	262	151	756
Total Customer Revenue	1,295	862	893	316	809	187	262	121	4,745
Other revenue	19	35	6	29	47	(4)	32	31	195
Total	$1,314	$897	$899	$345	$856	$183	$294	$152	$4,940

	For the Six-Month Period Ended June 30, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,352	$1,066	$1,430	$—	$—	$—	$—	$(1)	$4,847
Retail gas	—	473	79	—	—	—	—	—	552
Wholesale	110	280	35	—	—	—	—	(2)	423
Transmission and distribution	77	28	35	543	—	348	—	—	1,031
Interstate pipeline	—	—	—	—	1,269	—	—	(68)	1,201
Other	48	—	1	—	1	—	—	—	50
Total Regulated	2,587	1,847	1,580	543	1,270	348	—	(71)	8,104
Nonregulated	—	2	1	57	563	22	431	284	1,360
Total Customer Revenue	2,587	1,849	1,581	600	1,833	370	431	213	9,464
Other revenue	24	53	11	60	58	(4)	30	67	299
Total	$2,611	$1,902	$1,592	$660	$1,891	$366	$461	$280	$9,763

	For the Three-Month Period Ended June 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,188	$516	$708	$—	$—	$—	$—	$(1)	$2,411
Retail gas	—	89	20	—	—	—	—	—	109
Wholesale	30	69	10	—	—	—	—	(1)	108
Transmission and distribution	37	15	22	243	—	178	—	—	495
Interstate pipeline	—	—	—	—	458	—	—	(25)	433
Other	31	—	1	—	(1)	—	—	—	31
Total Regulated	1,286	689	761	243	457	178	—	(27)	3,587
Nonregulated	—	1	1	8	232	7	239	124	612
Total Customer Revenue	1,286	690	762	251	689	185	239	97	4,199
Other revenue	12	3	5	29	17	(3)	28	11	102
Total	$1,298	$693	$767	$280	$706	$182	$267	$108	$4,301

	For the Six-Month Period Ended June 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,333	$968	$1,219	$—	$—	$—	$—	$(1)	$4,519
Retail gas	—	549	58	—	—	—	—	—	607
Wholesale	66	194	25	—	17	—	—	(1)	301
Transmission and distribution	62	30	43	506	—	350	—	—	991
Interstate pipeline	—	—	—	—	1,273	—	—	(66)	1,207
Other	54	—	1	—	1	—	—	—	56
Total Regulated	2,515	1,741	1,346	506	1,291	350	—	(68)	7,681
Nonregulated	—	11	1	18	469	15	405	311	1,230
Total Customer Revenue	2,515	1,752	1,347	524	1,760	365	405	243	8,911
Other revenue	25	8	11	56	39	(3)	52	51	239
Total	$2,540	$1,760	$1,358	$580	$1,799	$362	$457	$294	$9,150

(1)The BHE and Other reportable segment represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Customer Revenue:
Brokerage	$1,544	$1,569	$2,636	$2,591
Franchise	17	24	37	42
Total Customer Revenue	1,561	1,593	2,673	2,633
Mortgage and other revenue	111	170	206	362
Total	$1,672	$1,763	$2,879	$2,995

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2022, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$3,324	$21,878	$25,202
BHE Transmission	695	348	1,043
Total	$4,019	$22,226	$26,245
(10)    BHE Shareholders' Equity

In May 2022, BHE redeemed at par 800,006 shares of its 4.00% Perpetual Preferred Stock from certain subsidiaries of Berkshire Hathaway Inc. for $800 million, plus an additional amount equal to the accrued dividends on the pro rata shares redeemed.

In June 2022, BHE purchased 740,961 shares of its common stock held by Mr. Gregory E. Abel, BHE's Chair, for $870 million. The purchase was pursuant to the terms of BHE's Shareholders Agreement.

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	(Losses) Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2020	$(492)	$(1,062)	$(8)	$10	$(1,552)
Other comprehensive income (loss)	22	159	15	(4)	192
Balance, June 30, 2021	$(470)	$(903)	$7	$6	$(1,360)

Balance, December 31, 2021	$(318)	$(1,086)	$59	$5	$(1,340)
Other comprehensive income (loss)	40	(591)	103	—	(448)
Balance, June 30, 2022	$(278)	$(1,677)	$162	$5	$(1,788)

(12)    Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, and BHE Transmission, whose business includes operations in Canada. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
PacifiCorp	$1,314	$1,298	$2,611	$2,540
MidAmerican Funding	897	693	1,902	1,760
NV Energy	899	767	1,592	1,358
Northern Powergrid	345	280	660	580
BHE Pipeline Group	856	706	1,891	1,799
BHE Transmission	183	182	366	362
BHE Renewables	294	267	461	457
HomeServices	1,672	1,763	2,879	2,995
BHE and Other(1)	152	108	280	294
Total operating revenue	$6,612	$6,064	$12,642	$12,145

Depreciation and amortization:
PacifiCorp	$279	$275	$559	$539
MidAmerican Funding	277	209	527	416
NV Energy	139	137	279	273
Northern Powergrid	100	73	180	144
BHE Pipeline Group	125	121	256	239
BHE Transmission	60	60	118	118
BHE Renewables	66	61	131	121
HomeServices	14	12	29	23
BHE and Other(1)	(1)	(1)	2	1
Total depreciation and amortization	$1,059	$947	$2,081	$1,874

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating income:
PacifiCorp	$158	$283	$374	$517
MidAmerican Funding	90	103	190	151
NV Energy	140	145	202	215
Northern Powergrid	110	126	269	277
BHE Pipeline Group	352	245	890	863
BHE Transmission	84	85	167	166
BHE Renewables	134	97	132	130
HomeServices	117	179	145	291
BHE and Other(1)	22	(55)	74	(69)
Total operating income	1,207	1,208	2,443	2,541
Interest expense	(550)	(532)	(1,082)	(1,062)
Capitalized interest	18	14	35	28
Allowance for equity funds	42	30	80	56
Interest and dividend income	30	26	53	47
Gains on marketable securities, net	2,528	1,966	1,271	848
Other, net	(26)	48	(21)	56
Total income before income tax expense (benefit) and equity loss	$3,249	$2,760	$2,779	$2,514

Interest expense:
PacifiCorp	$107	$105	$213	$212
MidAmerican Funding	83	78	165	156
NV Energy	52	51	103	103
Northern Powergrid	34	32	66	65
BHE Pipeline Group	36	40	73	78
BHE Transmission	38	40	76	78
BHE Renewables	45	40	86	80
HomeServices	2	1	3	2
BHE and Other(1)	153	145	297	288
Total interest expense	$550	$532	$1,082	$1,062

Earnings on common shares:
PacifiCorp	$83	$226	$213	$395
MidAmerican Funding	204	211	445	355
NV Energy	93	100	122	134
Northern Powergrid	71	(25)	182	79
BHE Pipeline Group	199	100	521	483
BHE Transmission	62	60	124	119
BHE Renewables	249	181	353	197
HomeServices	84	135	105	219
BHE and Other(1)	1,839	1,256	674	229
Total earnings on common shares	$2,884	$2,244	$2,739	$2,210

	As of
	June 30,	December 31,
	2022	2021
Assets:
PacifiCorp	$28,596	$27,615
MidAmerican Funding	25,733	25,352
NV Energy	15,905	15,239
Northern Powergrid	9,343	9,326
BHE Pipeline Group	20,691	20,434
BHE Transmission	9,441	9,476
BHE Renewables	11,853	11,829
HomeServices	4,115	4,574
BHE and Other(1)	9,618	8,220
Total assets	$135,295	$132,065

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue by country:
U.S.	$6,087	$5,604	$11,621	$11,201
United Kingdom	345	280	660	580
Canada	180	180	361	357
Other	—	—	—	7
Total operating revenue by country	$6,612	$6,064	$12,642	$12,145

Income before income tax expense (benefit) and equity loss by country:
U.S.	$3,117	$2,611	$2,463	$2,188
United Kingdom	87	104	226	236
Canada	46	46	92	85
Other	(1)	(1)	(2)	5
Total income before income tax expense (benefit) and equity loss by country	$3,249	$2,760	$2,779	$2,514

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2022 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2021	$1,129	$2,102	$2,369	$992	$1,814	$1,563	$95	$1,586	$11,650
Acquisitions	—	—	—	—	—	—	—	8	8
Foreign currency translation	—	—	—	(70)	—	(29)	—	—	(99)
June 30, 2022	$1,129	$2,102	$2,369	$922	$1,814	$1,534	$95	$1,594	$11,559

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

BHE is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway. As of August 4, 2022, Berkshire Hathaway and family members and related or affiliated entities of the late Mr. Walter Scott, Jr., a former member of BHE's Board of Directors, beneficially owned 92% and 8%, respectively, of BHE's common stock.

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

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Operating revenue:
PacifiCorp	$1,314	$1,298	$16	1%	$2,611	$2,540	$71	3%
MidAmerican Funding	897	693	204	29	1,902	1,760	142	8
NV Energy	899	767	132	17	1,592	1,358	234	17
Northern Powergrid	345	280	65	23	660	580	80	14
BHE Pipeline Group	856	706	150	21	1,891	1,799	92	5
BHE Transmission	183	182	1	1	366	362	4	1
BHE Renewables	294	267	27	10	461	457	4	1
HomeServices	1,672	1,763	(91)	(5)	2,879	2,995	(116)	(4)
BHE and Other	152	108	44	41	280	294	(14)	(5)
Total operating revenue	$6,612	$6,064	$548	9%	$12,642	$12,145	$497	4%

Earnings on common shares:
PacifiCorp	$83	$226	$(143)	(63)%	$213	$395	$(182)	(46)%
MidAmerican Funding	204	211	(7)	(3)	445	355	90	25
NV Energy	93	100	(7)	(7)	122	134	(12)	(9)
Northern Powergrid	71	(25)	96	*	182	79	103	*
BHE Pipeline Group	199	100	99	99	521	483	38	8
BHE Transmission	62	60	2	3	124	119	5	4
BHE Renewables(1)	249	181	68	38	353	197	156	79
HomeServices	84	135	(51)	(38)	105	219	(114)	(52)
BHE and Other	1,839	1,256	583	46	674	229	445	*
Total earnings on common shares	$2,884	$2,244	$640	29%	$2,739	$2,210	$529	24%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares increased $640 million for the second quarter of 2022 compared to 2021. The second quarter of 2022 included a pre-tax unrealized gain of $2,557 million ($2,020 million after-tax) compared to a pre-tax unrealized gain in the second quarter of 2021 of $1,954 million ($1,420 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the second quarter of 2022 was $864 million, an increase of $40 million, or 5%, compared to adjusted earnings on common shares in the second quarter of 2021 of $824 million.

Earnings on common shares increased $529 million for the first six months of 2022 compared to 2021. The first six months of 2022 included a pre-tax unrealized gain of $1,310 million ($1,035 million after-tax) compared to a pre-tax unrealized gain in the first six months of 2021 of $830 million ($602 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first six months of 2022 was $1,704 million, an increase of $96 million, or 6%, compared to adjusted earnings on commons shares in the first six months of 2021 of $1,608 million.

The increases in earnings on common shares for the second quarter and for the first six months of 2022 compared to 2021 were primarily due to the following:
•The Utilities' earnings decreased $157 million for the second quarter and $104 million for the first six months of 2022 compared to 2021, reflecting higher operations and maintenance expense, higher depreciation and amortization expense and unfavorable investment earnings, partially offset by higher electric utility margin and a favorable income tax benefit from higher PTCs recognized. Electric retail customer volumes increased 1.3% for the first six months of 2022 compared to 2021, primarily due to higher customer usage and an increase in the average number of customers;
•Northern Powergrid's earnings increased $96 million for the second quarter and $103 million for the first six months of 2022 compared to 2021, primarily due to a deferred income tax charge of $109 million related to a June 2021 enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023;
•BHE Pipeline Group's earnings increased $99 million for the second quarter and $38 million for the first six months of 2022 compared to 2021, largely due to higher earnings at BHE GT&S from favorable state unitary income tax adjustments, the impacts of the EGTS general rate case and lower operations and maintenance expense. In addition, earnings for the first six months decreased from the effects of higher margins on natural gas sales and higher transportation revenue in the first quarter of 2021 at Northern Natural Gas from the February 2021 polar vortex weather event;
•BHE Renewables' earnings increased $68 million for the second quarter and $156 million for the first six months of 2022 compared to 2021, primarily due to higher operating revenue from owned renewable energy projects and higher earnings from tax equity investments, with the first six months being positively impacted by the unfavorable impacts in the first quarter of 2021 from the February 2021 polar vortex weather event;
•HomeServices' earnings decreased $51 million for the second quarter and $114 million for the first six months of 2022 compared to 2021, reflecting lower earnings from mortgage services mainly from a decrease in funded volumes and lower earnings from brokerage and settlement services largely attributable to a decrease in closed units at existing companies; and
•BHE and Other's earnings increased $583 million for the second quarter and $445 million for the first six months of 2022 compared to 2021, mainly due to $600 million and $433 million, respectively, of favorable changes in the after-tax unrealized position of the Company's investment in BYD Company Limited and lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway, partially offset by lower federal income tax credits recognized on a consolidated basis.

Reportable Segment Results

PacifiCorp

Operating revenue increased $16 million for the second quarter of 2022 compared to 2021, primarily due to higher wholesale and other revenue of $30 million, partially offset by lower retail revenue of $14 million. Wholesale and other revenue increased primarily due to higher average wholesale prices and higher wheeling revenue. Retail revenue decreased primarily due to lower retail volumes of $42 million, partially offset by price impacts of $28 million from higher average retail rates primarily due to tariff changes. Retail customer volumes decreased 3.3%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Earnings decreased $143 million for the second quarter of 2022 compared to 2021, primarily due to higher operations and maintenance expense of $120 million, an unfavorable income tax benefit and unfavorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by higher utility margin of $6 million. Operations and maintenance expense increased mainly due to an increase in the loss accruals associated with the September 2020 wildfires, net of estimated insurance recoveries, and higher general and plant maintenance costs. Utility margin increased primarily due to lower purchased power costs and the higher wholesale and other revenue, partially offset by higher thermal generation costs, the lower retail revenue and lower deferred net power costs in accordance with established adjustment mechanisms. The unfavorable income tax benefit was largely due to lower PTCs recognized of $22 million and the effects of ratemaking of $18 million.

Operating revenue increased $71 million for the first six months of 2022 compared to 2021, primarily due to higher wholesale and other revenue of $45 million and higher retail revenue of $26 million. Wholesale and other revenue increased primarily due to higher average wholesale prices and higher wheeling revenue. Retail revenue increased primarily due to price impacts of $43 million from higher average retail rates largely due to tariff changes, partially offset by lower retail volumes of $17 million. Retail customer volumes decreased 0.7%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Earnings decreased $182 million for the first six months of 2022 compared to 2021, primarily due to higher operations and maintenance expense of $138 million, an unfavorable income tax benefit, higher depreciation and amortization expense of $20 million, mainly from additional assets placed in-service, and unfavorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by higher utility margin of $20 million. Operations and maintenance expense increased mainly due to an increase in loss accruals related to the September 2020 wildfires, net of estimated insurance recoveries, and higher general and plant maintenance costs. Utility margin increased primarily due to the higher retail, wholesale and other revenues, partially offset by higher thermal generation costs. The unfavorable income tax benefit was largely due to lower PTCs recognized of $27 million and the effects of ratemaking of $27 million.

MidAmerican Funding

Operating revenue increased $204 million for the second quarter of 2022 compared to 2021, primarily due to higher electric operating revenue of $139 million and higher natural gas operating revenue of $65 million. Electric operating revenue increased due to higher retail revenue of $77 million and higher wholesale and other revenue of $62 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $59 million (fully offset in expense, primarily cost of sales) and higher customer volumes of $11 million. Electric wholesale and other revenue increased mainly due to higher average wholesale per-unit prices of $59 million. Electric retail customer volumes increased 3.3% due to higher customer usage and the favorable impact of weather. Natural gas operating revenue increased due to higher purchased gas adjustment recoveries of $63 million (fully offset in cost of sales), primarily from a higher average per-unit cost of natural gas sold.

Earnings decreased $7 million for the second quarter of 2022 compared to 2021, primarily due to higher depreciation and amortization expense of $68 million, unfavorable changes in the cash surrender value of corporate-owned life insurance policies, higher operations and maintenance expense of $16 million and higher interest expense of $5 million, partially offset by higher electric utility margin of $68 million, a favorable income tax benefit and higher allowances for equity and borrowed funds used during construction of $9 million. Depreciation and amortization expense increased primarily from the impacts of certain regulatory mechanisms and additional assets placed in-service. Electric utility margin increased primarily due to the higher retail and wholesale revenues, partially offset by higher purchased power costs. The favorable income tax benefit was largely due to higher PTCs recognized of $39 million from higher wind-powered generation, partially offset by the effects of ratemaking.

Operating revenue increased $142 million for the first six months of 2022 compared to 2021, primarily due to higher electric operating revenue of $202 million, partially offset by lower natural gas operating revenue of $51 million. Electric operating revenue increased due to higher wholesale and other revenue of $105 million and higher retail revenue of $97 million. Electric wholesale and other revenue increased mainly due to higher average wholesale per-unit prices of $78 million and higher wholesale volumes of $28 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $63 million (fully offset in expense, primarily cost of sales) and higher customer volumes of $28 million. Electric retail customer volumes increased 4.4% due to higher customer usage and the favorable impact of weather. Natural gas operating revenue decreased due to lower purchased gas adjustment recoveries of $71 million (fully offset in cost of sales), primarily from a lower average per-unit cost of natural gas sold driven largely by the February 2021 polar vortex weather event, partially offset by the impacts of certain regulatory recovery mechanisms of $5 million, the impacts of tax reform of $5 million and the favorable impact of weather of $5 million.

Earnings increased $90 million for the first six months of 2022 compared to 2021, primarily due to higher electric utility margin of $157 million, a favorable income tax benefit, higher natural gas utility margin of $20 million and higher allowances for equity and borrowed funds used during construction of $20 million, partially offset by higher depreciation and amortization expense of $111 million, unfavorable changes in the cash surrender value of corporate-owned life insurance policies, higher operations and maintenance expense of $15 million, higher interest expense of $9 million and lower nonregulated utility margin of $8 million. Electric utility margin increased primarily due to the higher wholesale and retail revenues, partially offset by higher purchased power costs. The favorable income tax benefit was mainly due to higher PTCs recognized of $91 million from higher wind-powered generation, partially offset by the effects of ratemaking. Depreciation and amortization expense increased primarily from the impacts of certain regulatory mechanisms and additional assets placed in-service.

NV Energy

Operating revenue increased $132 million for the second quarter of 2022 compared to 2021, primarily due to higher electric operating revenue of $123 million and higher natural gas operating revenue of $8 million. Electric operating revenue increased primarily due to higher fully-bundled energy rates (fully offset in cost of sales) of $121 million and higher regulatory-related revenue deferrals of $11 million, partially offset by unfavorable price impacts from changes in sales mix of $12 million. Electric retail customer volumes increased 0.4%, primarily due to an increase in the average number of customers, partially offset by the unfavorable impact of weather. Natural gas operating revenue increased primarily due to a higher average per-unit cost of natural gas sold (fully offset in cost of sales).

Earnings decreased $7 million for the second quarter of 2022 compared to 2021, mainly due to unfavorable changes in the cash surrender value of corporate-owned life insurance policies, higher depreciation and amortization expense of $3 million, primarily from additional plant placed in-service, and higher operations and maintenance expense of $2 million, primarily from an unfavorable change in earnings sharing at the Nevada Utilities, partially offset by higher interest and dividend income of $9 million, primarily from carrying charges on regulatory balances.

Operating revenue increased $234 million for the first six months of 2022 compared to 2021, primarily due to higher electric operating revenue of $213 million and higher natural gas operating revenue of $21 million. Electric operating revenue increased primarily due to higher fully-bundled energy rates (fully offset in cost of sales) of $209 million, higher regulatory-related revenue deferrals of $8 million and higher transmission and wholesale revenue of $5 million, partially offset by unfavorable price impacts from changes in sales mix of $7 million. Electric retail customer volumes increased 2.0%, primarily due to an increase in the average number of customers and higher customer usage, partially offset by the unfavorable impact of weather. Natural gas operating revenue increased primarily due to a higher average per-unit cost of natural gas sold (fully offset in cost of sales).

Earnings decreased $12 million for the first six months of 2022 compared to 2021, mainly due to unfavorable changes in the cash surrender value of corporate-owned life insurance policies, higher operations and maintenance expense of $8 million, primarily from an unfavorable change in earnings sharing at the Nevada Utilities and increased plant operations and maintenance expenses, and higher depreciation and amortization expense of $6 million, primarily from additional plant placed in-service, partially offset by higher interest and dividend income of $14 million, primarily from carrying charges on regulatory balances.

Northern Powergrid

Operating revenue increased $65 million for the second quarter of 2022 compared to 2021, primarily due to higher distribution revenue of $60 million and revenue from a gas project that commenced commercial operation in March 2022 totaling $40 million, partially offset by $40 million from the stronger U.S. dollar. Distribution revenue increased due to the recovery of Supplier of Last Resort payments totaling $45 million (fully offset in cost of sales) and higher tariff rates of $25 million, partially offset by a 4.0% decline in units distributed of $9 million.

Earnings increased $96 million for the second quarter of 2022 compared to 2021, primarily due to a deferred income tax charge of $109 million related to a June 2021 enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023 and the higher distribution tariff rates, partially offset by higher distribution-related operating and depreciation expenses of $27 million, including higher storm-related costs, $9 million from the stronger U.S. dollar and the decline in units distributed.

Operating revenue increased $80 million for the first six months of 2022 compared to 2021, primarily due to higher distribution revenue of $70 million and revenue from a gas project that commenced commercial operation in March 2022 totaling $50 million, partially offset by $45 million from the stronger U.S. dollar. Distribution revenue increased due to the recovery of Supplier of Last Resort payments totaling $45 million (fully offset in cost of sales) and higher tariff rates of $39 million, partially offset by a 3.3% decline in units distributed of $12 million.

Earnings increased $103 million for the first six months of 2022 compared to 2021, primarily due to a deferred income tax charge of $109 million related to a June 2021 enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023 and the higher distribution tariff rates, partially offset by higher distribution-related operating and depreciation expenses of $27 million, including higher storm-related costs, the decline in units distributed and $8 million from the stronger U.S. dollar.

BHE Pipeline Group

Operating revenue increased $150 million for the second quarter of 2022 compared to 2021, primarily due to higher non-regulated revenue of $58 million (largely offset in cost of sales) at BHE GT&S from favorable pricing, an increase in regulated gas transportation and storage services rates due to an agreement in principle for EGTS' general rate case of $25 million, higher LNG variable revenue of $25 million at Cove Point, higher transportation revenue of $17 million at Northern Natural Gas due to higher volumes and rates and higher gas sales of $9 million (largely offset in cost of sales) related to system balancing activities at Northern Natural Gas.

Earnings increased $99 million for the second quarter of 2022 compared to 2021, primarily due to higher earnings of $90 million at BHE GT&S largely due to favorable state unitary income tax adjustments, the impacts of the EGTS general rate case, lower operations and maintenance expense, favorable valuations of system gas and higher margin from non-regulated activities.

Operating revenue increased $92 million for the first six months of 2022 compared to 2021, primarily due to higher non-regulated revenue of $69 million (largely offset in cost of sales) at BHE GT&S from favorable pricing, higher LNG variable revenue of $38 million at Cove Point and an increase in regulated gas transportation and storage services rates due to an agreement in principle for EGTS' general rate case of $25 million, partially offset by lower gas sales of $32 million related to system balancing activities at Northern Natural Gas, lower gas sales of $17 million at EGTS used for operational and system balancing purposes and lower transportation revenue of $3 million at Northern Natural Gas. The variances in gas sales and transportation revenue at Northern Natural Gas included favorable impacts recognized in the first quarter of 2021 of $77 million and $49 million, respectively, from the February 2021 polar vortex weather event. Excluding this item, gas sales increased $45 million (largely offset in cost of sales) and transportation revenue increased $46 million due to higher volumes and rates.

Earnings increased $38 million for the first six months of 2022 compared to 2021, primarily due to higher earnings of $99 million at BHE GT&S, partially offset by lower earnings of $60 million at Northern Natural Gas. Earnings at BHE GT&S increased mainly due to favorable state unitary income tax adjustments, the impacts of the EGTS general rate case, lower operations and maintenance expense, favorable property tax assessments, increased earnings at Cove Point and higher margin from non-regulated activities. Earnings at Northern Natural Gas decreased as the higher gross margin on gas sales and higher transportation revenue in the first quarter of 2021 from the February 2021 polar vortex weather event were partially offset by the favorable transportation revenue due to higher volumes and rates.

BHE Transmission

Operating revenue increased $1 million for the second quarter and $4 million for the first six months of 2022 compared to 2021, primarily due to higher non-regulated revenue and higher revenue at AltaLink from recovery of higher costs, partially offset by $7 million from the weaker U.S. dollar.

Earnings increased $2 million for the second quarter and $5 million for the first six months of 2022 compared to 2021, primarily due to the higher non-regulated revenue and improved equity earnings at Electric Transmission Texas, LLC, partially offset by $2 million from the weaker U.S. dollar.

BHE Renewables

Operating revenue increased $27 million for the second quarter of 2022 compared to 2021, primarily due to higher wind, geothermal and solar revenues of $51 million from higher generation and pricing, partially offset by unfavorable changes in the valuation of certain derivative contracts totaling $14 million and lower natural gas revenues of $13 million from lower generation.

Earnings increased $68 million for the second quarter of 2022 compared to 2021, primarily due to higher wind earnings of $58 million and higher geothermal earnings of $11 million, largely due to the higher operating revenue and lower maintenance costs. Wind earnings increased primarily due to higher earnings from owned projects of $31 million, largely from the higher operating revenue and favorable production tax credits offset by the unfavorable derivative contract valuations, and higher earnings from tax equity investments of $27 million, mainly from higher production tax credits offset by unfavorable performance.

Operating revenue increased $4 million for the first six months of 2022 compared to 2021, primarily due to higher wind, geothermal and solar revenues of $77 million from higher generation and pricing, partially offset by unfavorable changes in the valuation of certain derivative contracts totaling $57 million, lower natural gas revenues of $10 million from lower generation and lower hydro revenues of $6 million due to the transfer of the Casecnan generating facility to the Philippine National Irrigation Administration in December 2021.

Earnings increased $156 million for the first six months of 2022 compared to 2021, primarily due to higher wind earnings of $150 million, higher solar earnings of $10 million, mainly due to the higher operating revenue, and higher geothermal earnings of $9 million, largely due to the higher operating revenue and lower maintenance costs, partially offset by lower hydro earnings of $10 million due to the Casecnan generating facility transfer. Wind earnings increased primarily due to higher earnings from tax equity investments of $123 million, mainly as a result of the unfavorable impacts in the first quarter of 2021 from the February 2021 polar vortex weather event and higher production tax credits offset by unfavorable performance, and higher earnings from owned projects of $27 million, largely from the higher operating revenue and favorable production tax credits offset by the unfavorable derivative contract valuations.

HomeServices

Operating revenue decreased $91 million for the second quarter of 2022 compared to 2021, primarily due to lower mortgage revenue of $63 million from a 29% decrease in funded volume due to a decline in refinance activity and lower brokerage and settlement services revenue of $26 million from a decrease in closed transaction volumes.

Earnings decreased $51 million for the second quarter of 2022 compared to 2021, primarily due to lower earnings from brokerage and settlement services of $33 million, largely attributable to the decrease in closed units at existing companies, and lower earnings from mortgage services of $22 million from the decrease in funded volume.

Operating revenue decreased $116 million for the first six months of 2022 compared to 2021, primarily due to lower mortgage revenue of $160 million from a 34% decrease in funded volume due to a decline in refinance activity, partially offset by higher brokerage revenue of $67 million from a 3% increase in closed transaction volume. The increase in brokerage volume was due to acquisitions and a 10% increase in average sales price at existing companies offset by 15% fewer closed units at existing companies.

Earnings decreased $114 million for the first six months of 2022 compared to 2021, primarily due to lower earnings from mortgage services of $71 million and lower earnings from brokerage and settlement services of $49 million due to the decrease in closed units at existing companies. Earnings from mortgage services were lower primarily due to the decrease in funded volumes, partially offset by favorable operating expense variances.

BHE and Other

Operating revenue increased $44 million for the second quarter of 2022 compared to 2021, primarily due to higher electricity and natural gas sales revenue at MidAmerican Energy Services, LLC, from favorable pricing and higher electricity volumes offset by lower natural gas volumes.

Earnings increased $583 million for the second quarter of 2022 compared to 2021, primarily due to the $600 million favorable comparative change in the after-tax unrealized position of the Company's investment in BYD Company Limited, lower corporate costs and $25 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway, partially offset by $41 million of lower federal income tax credits recognized on a consolidated basis, unfavorable changes in the cash surrender value of corporate-owned life insurance policies and higher BHE corporate interest expense from an April 2022 debt issuance.

Operating revenue decreased $14 million for the first six months of 2022 compared to 2021, primarily due to lower electricity sales revenue at MidAmerican Energy Services, LLC, from unfavorable pricing offset by higher volumes, partially offset by higher natural gas sales revenue at MidAmerican Energy Services, LLC, from favorable pricing offset by lower volumes.

Earnings increased $445 million for the first six months of 2022 compared to 2021, primarily due to the $433 million favorable comparative change in the after-tax unrealized position of the Company's investment in BYD Company Limited, lower corporate costs, $46 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway and higher earnings of $45 million at MidAmerican Energy Services, LLC, mainly due to favorable changes in unrealized positions on derivative contracts, partially offset by $95 million of lower federal income tax credits recognized on a consolidated basis, unfavorable changes in the cash surrender value of corporate-owned life insurance policies and higher BHE corporate interest expense from an April 2022 debt issuance.

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

As of June 30, 2022, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$61	$390	$497	$83	$327	$60	$294	$369	$2,081

Credit facilities(1)	3,500	1,200	1,509	650	259	835	3,400	—	11,353
Less:
Short-term debt	(385)	—	—	—	(15)	(378)	(1,170)	—	(1,948)
Tax-exempt bond support and letters of credit	—	(218)	(370)	—	—	(1)	—	—	(589)
Net credit facilities	3,115	982	1,139	650	244	456	2,230	—	8,816

Total net liquidity	$3,176	$1,372	$1,636	$733	$571	$516	$2,524	$369	$10,897
Credit facilities:
Maturity dates	2025	2025	2023, 2025	2025	2024, 2026	2023, 2026	2022, 2023, 2026

(1)Includes $15 million drawn on a capital expenditure credit facility at Northern Powergrid Holdings.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021 were $5.1 billion and $4.2 billion, respectively. The increase was primarily due to changes in working capital and favorable income tax cash flows.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021 were $(3.5) billion and $(3.0) billion, respectively. The change was primarily due to higher capital expenditures of $534 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2022 was $(605) million. Sources of cash totaled $2,188 million and consisted of proceeds from subsidiary debt issuances totaling $1.2 billion and proceeds from BHE senior debt issuances totaling $987 million. Uses of cash totaled $2,793 million and consisted mainly of purchases of common stock totaling $870 million, preferred stock redemptions of $800 million, repayments of subsidiary debt totaling $542 million, distributions to noncontrolling interests of $246 million and net repayments of short-term debt totaling $54 million.

For discussions of recent financing and BHE shareholders' equity transactions, refer to Notes 4 and 10 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the six-month period ended June 30, 2021 was $(1.2) billion. Sources of cash totaled $784 million and consisted of proceeds from subsidiary debt issuances totaling $539 million and net proceeds from short-term debt of $245 million. Uses of cash totaled $2.0 billion and consisted mainly of repayments of subsidiary debt totaling $1.2 billion, repayments of BHE senior debt totaling $450 million and distributions to noncontrolling interests of $234 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022
Capital expenditures by business:
PacifiCorp	$819	$894	$2,279
MidAmerican Funding	720	862	1,913
NV Energy	365	541	1,228
Northern Powergrid	369	450	776
BHE Pipeline Group	308	457	1,252
BHE Transmission	156	95	210
BHE Renewables	80	60	185
HomeServices	18	20	55
BHE and Other(1)	13	3	16
Total	$2,848	$3,382	$7,914

Capital expenditures by type:
Wind generation	$483	$300	$886
Electric distribution	817	815	1,763
Electric transmission	339	620	1,773
Natural gas transmission and storage	308	336	976
Solar generation	67	100	230
Other	834	1,211	2,286
Total	$2,848	$3,382	$7,914
(1)BHE and Other represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $5 million and $172 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $106 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $214 million and $82 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for the repowering of wind-powered generating facilities totals $314 million for the remainder of 2022. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 593 MWs of current repowering projects not in-service as of June 30, 2022, 292 MWs are currently expected to qualify for 80% of the PTCs available for 10 years following each facility's return to service and 301 MWs are expected to qualify for 60% of such credits.
◦Construction of wind-powered generating facilities at PacifiCorp totaling $4 million and $79 million for the six-month periods ended June 30, 2022 and 2021, respectively. Construction includes 516 MWs of new wind-powered generating facilities that were placed in-service in 2021. Planned spending for the construction of additional wind-powered generating facilities totals $24 million for the remainder of 2022. The energy production from the new wind-powered generating facilities placed in-service by the end of 2024 is expected to qualify for 60% of the federal PTCs available for 10 years once the equipment is placed in-service.

◦Planned acquisition and repowering of two wind-powered generating facilities by PacifiCorp totaling $7 million and $2 million (excluding the 2021 sale of wind turbines) for the six-month periods ended June 30, 2022 and 2021, respectively. In 2021, PacifiCorp sold wind turbines previously acquired from a third party to BHE Wind, LLC, an indirect wholly owned subsidiary of BHE, for $6 million. The repowered facilities are expected to be placed in-service in 2023 and 2024. Planned spending for acquiring and repowering generating facilities totals $14 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $45 million for the six-month period ended June 30, 2022. Planned spending for repowering generating facilities totals $43 million for the remainder of 2022.
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
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects planned costs for the 416-mile, 500-kV high-voltage transmission line between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah; the 59-mile, 230-kV high-voltage transmission line between the Windstar substation near Glenrock, Wyoming and the Aeolus substation; and the 290-mile, 500-kV high-voltage transmission line from the Longhorn substation near Boardman, Oregon to the Hemingway substation near Boise, Idaho. Expenditures for these segments totaled $296 million and $35 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for these Energy Gateway Transmission segments to be placed in-service in 2024-2026 totals $614 million for the remainder of 2022.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has received approval from the PUCN to build a 350-mile, 525-kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substations. Expenditures for the expansion program and other growth projects totaled $60 million and $41 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for the expansion program estimated to be placed in-service in 2026-2028 and other growth projects totals $109 million for the remainder of 2022.
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
•Solar generation includes growth expenditures, including spending for the following:
◦Construction of solar-powered generating facilities at MidAmerican Energy totaling 141 MWs of small- and utility-scale solar generation, with total spend of $77 million and $63 million for the six-month periods ended June 30, 2022 and 2021, respectively and planned spending of $63 million for the remainder of 2022.
◦Construction of a solar-powered generating facility at Nevada Power totaling $23 million and $5 million for the six-month periods ended June 30, 2022 and 2021, respectively and planned spending of $67 million for the remainder of 2022. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.

•Other capital expenditures includes both growth and operating expenditures, including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of June 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Notes 4 and 8 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

PacifiCorp

Oregon

In March 2022, PacifiCorp filed a general rate case requesting an overall rate change of $82 million, or 6.6%, to become effective January 1, 2023, that includes cost increases associated with the implementation of PacifiCorp's wildfire mitigation and vegetation management plans. Parties to the case filed testimony in June 2022. PacifiCorp filed reply testimony in July 2022 supporting an overall rate increase of $94 million but proposing that the request be capped at PacifiCorp's original request. A hearing in the rate case will be held in September 2022 with an order expected in December 2022.

In May 2022, PacifiCorp filed its 2021 power cost adjustment mechanism ("PCAM"), which is the first time since the mechanism has been in place that a rate change has been warranted. After consideration of the mechanism's deadband, sharing band and earnings test, PacifiCorp is requesting recovery of $52 million, or a 4.2% increase, to become effective January 1, 2023. This request is incremental to the rate change sought in the general rate case.

In July 2022, PacifiCorp filed an application requesting approval of an automatic adjustment clause with a balancing account to recover costs associated with implementing PacifiCorp's wildfire protection plan in Oregon. Oregon Senate Bill 762 provides for utilities to timely recover these costs through an automatic adjustment clause. The filing requests a rate increase of $20 million, or 1.6%, to recover incremental costs in 2022. While PacifiCorp requested an effective date of August 24, 2022, the OPUC has suspended the filing for further review.

Washington

In June 2021, PacifiCorp filed a power cost only rate case to update baseline net power costs for 2022. PacifiCorp requested a $13 million, or 3.7%, rate increase with an effective date of January 1, 2022. In November 2021, PacifiCorp reached a proposed settlement with most of the parties, which includes an agreement to adjust the PTC rate in base rates and apply a production factor and to include a net power cost update as part of the compliance filing. A hearing was held in January 2022 and the WUTC issued an order approving the settlement in March 2022. A compliance filing reflecting a $43 million, or 12.2%, increase was filed in April 2022 with rates effective May 1, 2022.

In June 2022, PacifiCorp filed its 2021 PCAM and the new tracking mechanism for PTCs approved in the 2021 general rate case. For the 2021 PCAM, PacifiCorp is requesting recovery of $26 million, or a 6.5% increase. PacifiCorp proposed that the 2021 PCAM be amortized over two years, rather than the one-year period required under the current terms of the PCAM. For the new 2021 PTC tracker, PacifiCorp is seeking recovery of $3 million, or an 0.8% increase. Should the WUTC approve the proposal to extend the amortization period of the 2021 PCAM from one to two years, the combined annual increase would be $16 million, or 4.0%, effective January 1, 2023.

California

In May 2022, PacifiCorp filed a general rate case requesting an overall rate change of $28 million, or 25.7%, to become effective January 1, 2023. In June 2022, a proposed procedural schedule was developed that would result in a decision in August 2023.

MidAmerican Energy

South Dakota

In May 2022, MidAmerican Energy filed a request with the South Dakota Public Utilities Commission ("SDPUC") for an increase in its South Dakota retail natural gas rates, which would increase revenue by $7 million annually. If approved, the requested rates would increase retail customers' bills by an average of 6.4%.

Wind PRIME

In January 2022, MidAmerican Energy filed an application with the IUB for advance ratemaking principles for Wind PRIME. If approved, MidAmerican Energy expects to proceed with Wind PRIME, which consists of up to 2,042 MWs of new wind generation and up to 50 MWs of solar generation. If all of Wind PRIME generation is constructed, MidAmerican Energy will own over 9,300 MWs of wind generation and nearly 200 MWs of solar generation. Wind PRIME is projected to allow MidAmerican Energy to generate renewable energy greater than or equal to all of its Iowa retail customers' annual energy needs. MidAmerican Energy secured sufficient safe harbor equipment necessary to remain eligible for 60% PTCs under current tax law. Procedural hearings with the IUB are scheduled to begin in October 2022.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Review

In June 2022, Sierra Pacific filed a regulatory rate review with the PUCN that requested an annual revenue increase of $88 million, or 9.7%. In addition, a filing was made to revise depreciation rates based on a study, the results of which are reflected in the proposed revenue requirement. An order is expected by the end of 2022 and, if approved, would be effective January 1, 2023.

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

Northern Powergrid Distribution Companies

GEMA, through Ofgem, is undertaking its scheduled review of the electricity distribution price control to put in place a new price control at the end of the current period that ends March 2023. The new price control ("ED2") will run for five years from April 2023 to March 2028. In December 2020 and March 2021, GEMA published its decision on the methodology it will use to set ED2. This confirmed that Ofgem will maintain many aspects of the current price control and that the changes being made will generally follow the template that was set by the price controls implemented in April 2021 for transmission and gas distribution in Great Britain. Specific changes include new service standard incentives and mechanisms to adjust cost allowances in specific circumstances, while others will be discontinued, and partially updating the allowed return on equity within the period for changes in the interest rate on government bonds.

In December 2021, Northern Powergrid published and filed its business plan with Ofgem, setting out its detailed approach for 2023-2028 including the cost allowances this approach would require. In June 2022, Ofgem published its draft determinations, which included an allowed cost of equity of 4.75% plus inflation (calculated using the United Kingdom's consumer price index including owner occupiers' housing costs). When placed on a comparable footing, by adjusting for differences in the assumed equity ratio and the measure of inflation used, this working assumption is approximately two percentage points lower than the current cost of equity for electricity distribution. Ofgem's proposals also set out cost allowances and associated expectations. Final values from Ofgem are expected in late 2022.

BHE Pipeline Group

BHE GT&S

In September 2021, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund and the outcome of hearing procedures. In June 2022, the parties reached an agreement in principle and the litigation procedural schedule was ordered held in abeyance for 90 days to enable the parties to finalize a settlement. The settlement is expected to be filed by September 30, 2022. As of June 30, 2022, EGTS' provision for rate refund for April 2022 through June 2022 totaled $35 million and was included in other current liabilities on the Consolidated Balance Sheet.

Northern Natural Gas

In July 2022, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.3 billion. This is an increase of $323 million above the cost of service filed in its 2019 rate case of $1.0 billion. Depreciation on increased rate base and an increase in depreciation and negative salvage rates account for $115 million of the $323 million increase in the filed cost of service. Northern Natural Gas has requested increases in various rates, including transportation reservation rates ranging from approximately 45% in the Field Area to 120% in the Market Area to be implemented, subject to refund, on August 1, 2022. In July 2022, the FERC issued an order that suspended the rates proposed for five months following the proposed effective date, until January 1, 2023, subject to refund and the outcome of hearing procedures.

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

In January 2022, the AUC issued its decision with respect to AltaLink's 2022-2023 GTA. AltaLink's 2022-2023 GTA reflected its continued commitment to provide rate stability to customers by maintaining flat tariffs and providing additional tariff relief measures, including a proposed tariff refund of C$60 million of accumulated depreciation in each of 2022 and 2023. The AUC did not approve AltaLink's proposed refund due to an anticipated improvement in general economic conditions in Alberta. In March 2022, AltaLink filed a review and variance application requesting the AUC to review and vary its decision to deny AltaLink's proposed C$120 million refund of accumulated depreciation surplus, given material changes in circumstances since the decision was issued in January 2022. In May 2022, the AUC issued a decision with respect to AltaLink's application to review and vary its proposed $120 million refund of accumulated depreciation surplus. The AUC found that a material decline in Alberta's economic circumstances is not sufficient evidence to warrant the refund. In May 2022, the AUC approved AltaLink's revised total 2022 and 2023 revenue requirement of C$879 million and C$883 million, respectively, allowing AltaLink to fully deliver on its flat-for-five commitment to customers.

2023 Generic Cost of Capital Proceeding

In January 2022, the AUC initiated the 2023 generic cost of capital proceeding. The proceeding will be conducted in two stages. The first stage will determine the cost of capital parameters for 2023 and the second stage will consider returning to a formula-based approach to establish cost of capital adjustments, commencing in 2024. In March 2022, the AUC issued its decision with respect to the first stage of the 2023 GCOC proceeding by approving the extension of the 2022 return on equity of 8.5% and deemed equity ratio of 37% for 2023, recognizing lingering uncertainty and continued volatility of financial markets due to the COVID-19 pandemic. In June 2022, the AUC initiated the second stage to explore a formula-based approach to determine the return on equity for 2024 and future test periods.

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

Climate Change

Affordable Clean Energy Rule

In June 2014, the EPA released proposed regulations to address greenhouse gas emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "best system of emission reduction." In August 2015, the final Clean Power Plan was released, which established the best system of emission reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The Clean Power Plan was stayed by the United States Supreme Court in February 2016 while litigation proceeded. On June 19, 2019, the EPA repealed the Clean Power Plan and issued the Affordable Clean Energy rule. In the Affordable Clean Energy rule, the EPA determined that the best system of emission reduction for existing coal-fueled generating facilities is limited to actions that can be taken at a point source facility, specifically heat rate improvements, and identified a set of candidate technologies and measures that could improve heat rates. Measures taken to meet the standards of performance must be achieved at the source itself. The Affordable Clean Energy rule was challenged by environmental and health groups in the D.C. Circuit. On January 19, 2021, the D.C. Circuit vacated and remanded the Affordable Clean Energy rule to the EPA, finding that the rule "rested critically on a mistaken reading of the Clean Air Act" that limited the best system of emission reduction to actions taken at a facility. In October 2021, the United States Supreme Court agreed to hear an appeal of that decision. Arguments in the case were held February 28, 2022, and on June 30, 2022, the United States Supreme Court issued its decision regarding the scope of the EPA's authority to regulate greenhouse gas emissions under the Clean Air Act. The United States Supreme Court held that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to the EPA by Congress, although the court did not address whether the EPA may only adopt measures applied at the individual source as it did in the Affordable Clean Energy rule. A key area where the EPA went astray was using the Clean Power Plan to give states the option to promulgate regulations that would encourage "generation shifting," or moving away from higher-polluting power sources like coal to lower-polluting sources like natural gas or renewables. The United States Supreme Court found that type of regulation, which would impact larger economic forces beyond the fence lines of individual generating facilities, is not permitted under Section 111(d) of the Clean Air Act. The United States Supreme Court reversed the D.C. Circuit's vacatur of the Affordable Clean Energy rule and remanded the case for further proceedings. The ruling has no immediate impact on the Registrants, as there is no Section 111(d) rule currently in effect. The Biden administration plans to propose by March 2023 its own rule to replace the Clean Power Plan and Affordable Clean Energy rule.

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

On June 4, 2018, the EPA published final ozone designations for much of the U.S. Relevant to the Registrants, these designations include classifying Yuma County, Arizona; Clark County, Nevada; and the Northern Wasatch Front, Southern Wasatch Front and Duchesne and Uintah counties in Utah as nonattainment-marginal with the 2015 ozone standard. These areas were required to meet the 2015 standard three years from the August 3, 2018, effective date. All other areas relevant to the Registrants were designated attainment/unclassifiable with this same action. However, on January 29, 2021, the D.C. Circuit vacated several provisions of the 2018 implementing rules for the 2015 ozone standards for contravening the Clean Air Act. The EPA and environmental groups finalized a consent decree in January 2022 that sets deadlines for the agency to approve or disapprove the "good neighbor" provisions of interstate ozone plans of dozens of states. Relevant to the Registrants, the EPA must, by April 30, 2022, propose to approve or disapprove the interstate ozone SIPs of Alabama, Iowa, Maryland, Michigan, Minnesota, New York, Ohio, Pennsylvania, Texas, West Virginia and Wisconsin. On February 22, 2022, the EPA published a series of proposed decisions to disapprove the SIPs for interstate ozone transport of 19 states. Relevant to the Registrants, these states include Alabama, Maryland, Michigan, Minnesota, New York, Ohio, West Virginia and Wisconsin. The EPA also proposed to approve Iowa's SIP after re-analyzing the state's data. The EPA must finalize the proposed rules by December 15, 2022. In addition, the EPA must, by December 15, 2022, approve or disapprove the interstate plans of Arizona, California, Nevada and Wyoming. On April 15, 2022, the EPA issued its final rule approving Iowa's SIP as meeting the good neighbor provisions for the 2015 ozone standard. On May 24, 2022, the EPA disapproved the Utah and Wyoming interstate ozone SIPs. Until the EPA takes final action consistent with this decree, additional impacts to the relevant Registrants cannot be determined.
Separately, on March 28, 2022, the EPA proposed determinations as to whether certain areas have achieved levels of ground-level ozone pollution that meet the 2008 and 2015 ozone NAAQS. Relevant to the Registrants, the Southern Wasatch Front in Utah and Yuma, Arizona are proposed to have met the 2015 ozone standard; and the Cincinnati area of Ohio and Kentucky and the Northern Wasatch Front in Utah are proposed to have not met the 2015 ozone, will be reclassified as Moderate Non-Attainment, and will have until August 3, 2024 to meet the standard. Until the EPA takes final action on the proposal and the affected states submit any required SIPs, the relevant Registrants cannot determine the impacts of the proposed rule.

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

In March 2022, the EPA released its Good Neighbor Rule, which contains proposed revisions to the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. The rule focuses on reductions of NOx, precursors to ozone formation and covers 26 states. Relevant to the Registrants, four states are included in the cross-state program for the first time - California, Nevada, Utah and Wyoming. Iowa is not included in the proposal. In a separate but related action in February 2022, the EPA proposed to approve the good neighbor provisions of Iowa's SIP addressing ozone transport and the 2015 ozone standard. The EPA proposes to retain emissions allowance trading for generating facilities. Beginning in 2023, emissions budgets would be set at the level of reductions achievable through immediately available measures such as consistently operating existing emissions controls. Starting in 2026, emissions budgets would be set at levels achievable by the installation of SCR controls at certain generating facilities. The proposal also includes additional industries beyond the power sector for the first time, with a focus on the top NOx emitting stationary source categories. These include natural gas pipeline compressor stations, pulp and paper mills, cement production, iron and steel boilers and furnaces, glass furnaces, chemical manufacturing and petroleum and coal product manufacturing. These sources will not have access to trading and will instead be subject to rate-based limits that are assigned for each source category. The EPA accepted comments on the proposal through June 21, 2022. Until the EPA takes final action consistent with this decree, impacts to the relevant Registrants cannot be determined.

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

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2 and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2 and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR equipment at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. The EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a FIP requiring the installation of SCR equipment at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit Court of Appeals ("Tenth Circuit") asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon generating facility enforceable under the SIP and removes the requirement to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon generating facility federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington generating facilities. The proposed approval withdraws the FIP requirements to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington generating facilities. The Utah Regional Haze SIP Alternative took effect December 28, 2020. As a result of these actions, the Tenth Circuit dismissed the Utah regional haze petitions on January 11, 2021. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. PacifiCorp and the state of Utah moved to intervene in the litigation. After review of the rule by the Biden administration, the EPA determined it would defend the rule, and briefing in the case is ongoing. A date for oral arguments has not been scheduled. The Utah Air Quality Board approved the Utah Division of Air Quality's SIP for the regional haze second planning period on April 6, 2022. The public comment period is anticipated to begin in early May 2022. The proposed plan sets mass-based emissions limits for PacifiCorp's Hunter and Huntington generating facilities to ensure reasonable visibility progress for the second planning period. The division proposes to add existing SO2 emission limits for all five Hunter and Huntington units as enforceable regional haze controls. The division also proposes new enforceable mass-based NOx emission limits for both generating facilities based on actual emissions. The state is on track to submit a final implementation plan to the EPA in August 2022.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the NOx and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the NOx and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The EPA, U.S. Department of Justice, state of Wyoming and PacifiCorp executed a settlement agreement December 16, 2020, removing the requirement to install SCR in lieu of monthly and annual NOx emissions limits. The settlement agreement was subject to a comment period which ended July 6, 2021. Litigation in the Tenth Circuit remains stayed pending finalization of the settlement agreement. The EPA did not proceed with final approval of the settlement agreement for Wyodak and is currently engaged with Wyoming and PacifiCorp concerning alternative paths for resolution. On February 5, 2019, PacifiCorp submitted a reasonable progress reassessment permit application and reasonable progress determination for Jim Bridger Units 1 and 2, seeking a rescission of the December 2017 permit requiring the installation of SCR, to be replaced with a permit imposing plant-wide emission limits to achieve better modeled visibility, fewer overall environmental impacts and lower costs of compliance. In May 2020, the Wyoming Air Quality Division issued a permit approving PacifiCorp's monthly and annual NOx and SO2 emission limits on the four Jim Bridger units and submitted a regional haze SIP revision to the EPA. The revised SIP would grant approval of PacifiCorp's Jim Bridger reasonable progress reassessment application and incorporates PacifiCorp's proposed emission limits in lieu of the requirement to install SCR systems on Jim Bridger Units 1 and 2. On December 27, 2021, Wyoming's governor issued an emergency suspension order under Section 110(g) of the Clean Air Act, allowing the operation of Jim Bridger Unit 2 through April 30, 2022, while the state, the EPA and PacifiCorp continue settlement discussions. On January 18, 2022, the EPA proposed to reject the SIP revisions. The EPA took comment on the proposal through February 17, 2022. On February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp under Sections 201 and 209(a) of the Wyoming Environmental Quality Act, resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree and as forecasted in PacifiCorp's 2021 IRP, PacifiCorp must convert both units to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. In addition, PacifiCorp must propose an RFP by January 1, 2023, for carbon capture technology at Jim Bridger Units 3 and 4. Wyoming issued its proposed implementation plan for second planning period reasonable progress on February 18, 2022 and accepted comments through March 23, 2022. The EPA and PacifiCorp executed an administrative order on consent June 9, 2022, covering compliance for Jim Bridger Units 1 and 2 under the regional haze rule. The federal order contains the same emission and operating limits as the Wyoming consent decree and adds federal approval of the compliance pathway outlined in the state consent decree, including revision of the SIP to include conversion of Jim Bridger Units 1 and 2 to natural gas. The order includes a one-year deadline to complete the SIP revision. The proposed SIP revision reflecting these agreements is currently being evaluated under parallel processes by the state of Wyoming and the EPA. The Wyoming Department of Environmental Quality submitted the Jim Bridger Units 1 and 2 proposed SIP revision to federal land managers for a 60-day consultation on June 7, 2022. The federal land managers must complete review and provide comments by August 8, 2022. For the second round of regional haze planning, Wyoming determined that no controls will be necessary on any Wyoming resources to make reasonable progress. It is estimated that the state will submit a final state-approved implementation plan to the EPA in August 2022.

In February 2022, NV Energy received 30-day notice letters from the Nevada Division of Environmental Protection regarding the reopening and revision of the Valmy and Tracy Generating Station's Title V air quality operating permits to add federally enforceable retirement dates of December 31, 2028 for Valmy Units 1 and 2 and December 31, 2031 for Tracy Unit 4. The enforceable retirement dates will implement Nevada's SIP for the regional haze second planning period. The revised permits were received in March and April 2022. The Nevada Division of Environmental Protection accepted public comment on its SIP through July 25, 2022, and is on track to submit the final SIP to the EPA in August 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2022, the related consolidated statements of operations and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 5, 2022

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$390	$179
Trade receivables, net	730	725
Other receivables, net	49	52
Inventories	490	474
Derivative contracts	127	76
Regulatory assets	150	65
Other current assets	83	150
Total current assets	2,019	1,721

Property, plant and equipment, net	23,414	22,914
Regulatory assets	1,257	1,287
Other assets	750	534

Total assets	$27,440	$26,456

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$848	$680
Accrued interest	122	121
Accrued property, income and other taxes	189	78
Accrued employee expenses	117	89
Current portion of long-term debt	455	155
Regulatory liabilities	115	118
Other current liabilities	195	219
Total current liabilities	2,041	1,460

Long-term debt	8,268	8,575
Regulatory liabilities	2,833	2,650
Deferred income taxes	2,908	2,847
Other long-term liabilities	1,364	1,011
Total liabilities	17,414	16,543

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,561	5,449
Accumulated other comprehensive loss, net	(16)	(17)
Total shareholders' equity	10,026	9,913

Total liabilities and shareholders' equity	$27,440	$26,456

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Operating revenue	$1,314	$1,298	$2,611	$2,540

Operating expenses:
Cost of fuel and energy	451	441	916	865
Operations and maintenance	375	255	652	514
Depreciation and amortization	279	275	559	539
Property and other taxes	51	43	110	104
Total operating expenses	1,156	1,014	2,237	2,022

Operating income	158	284	374	518

Other income (expense):
Interest expense	(107)	(105)	(213)	(212)
Allowance for borrowed funds	6	6	12	12
Allowance for equity funds	15	12	28	25
Interest and dividend income	7	5	14	11
Other, net	(5)	4	(9)	10
Total other income (expense)	(84)	(78)	(168)	(154)

Income before income tax benefit	74	206	206	364
Income tax benefit	(8)	(19)	(6)	(30)
Net income	$82	$225	$212	$394

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2021	$2	$—	$4,479	$4,880	$(19)	$9,342
Net income	—	—	—	225	—	225
Balance, June 30, 2021	$2	$—	$4,479	$5,105	$(19)	$9,567

Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173
Net income	—	—	—	394	—	394
Balance, June 30, 2021	$2	$—	$4,479	$5,105	$(19)	$9,567

Balance, March 31, 2022	$2	$—	$4,479	$5,579	$(16)	$10,044
Net income	—	—	—	82	—	82
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, June 30, 2022	$2	$—	$4,479	$5,561	$(16)	$10,026

Balance, December 31, 2021	$2	$—	$4,479	$5,449	$(17)	$9,913
Net income	—	—	—	212	—	212
Other comprehensive income	—	—	—	—	1	1
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, June 30, 2022	$2	$—	$4,479	$5,561	$(16)	$10,026
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$212	$394
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	559	539
Allowance for equity funds	(28)	(25)
Changes in regulatory assets and liabilities	(76)	(98)
Deferred income taxes and amortization of investment tax credits	29	22
Other, net	12	(1)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(142)	(10)
Inventories	(16)	8
Derivative collateral, net	69	35
Accrued property, income and other taxes, net	152	79
Accounts payable and other liabilities	442	103
Net cash flows from operating activities	1,213	1,046

Cash flows from investing activities:
Capital expenditures	(894)	(819)
Other, net	6	—
Net cash flows from investing activities	(888)	(819)

Cash flows from financing activities:
Repayments of long-term debt	(9)	(400)
Net proceeds from short-term debt	—	208
Dividends paid	(100)	—
Other, net	(2)	(4)
Net cash flows from financing activities	(111)	(196)

Net change in cash and cash equivalents and restricted cash and cash equivalents	214	31
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	186	19
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$400	$50

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022, other than the updates associated with PacifiCorp's estimates of loss contingencies related to the Oregon and California 2020 wildfires (the "2020 Wildfires") as discussed in Note 9.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, nuclear decommissioning and custodial funds. Restricted amounts are included in other current assets and other assets on the Consolidated Balance Sheets. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$390	$179
Restricted cash and cash equivalents included in other current assets	7	4
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$400	$186

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2022	2021
Utility Plant:
Generation	15 - 59 years	$13,770	$13,679
Transmission	60 - 90 years	7,952	7,894
Distribution	20 - 75 years	8,211	8,044
Intangible plant(1)	5 - 75 years	1,114	1,106
Other	5 - 60 years	1,584	1,539
Utility plant in-service		32,631	32,262
Accumulated depreciation and amortization		(10,874)	(10,507)
Utility plant in-service, net		21,757	21,755
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	18	18
Plant, net		21,775	21,773
Construction work-in-progress		1,639	1,141
Property, plant and equipment, net		$23,414	$22,914
(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

(4)    Recent Financing Transactions

Credit Facilities

In June 2022, PacifiCorp amended and restated its existing $1.2 billion unsecured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from the London Interbank Offered Rate to the Secured Overnight Financing Rate.

Common Shareholders' Equity

In May 2022, PacifiCorp declared a common stock dividend of $100 million, paid in June 2022, to PPW Holdings LLC.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	4	4	3	4
Federal income tax credits	(25)	(19)	(21)	(19)
Effects of ratemaking(1)	(13)	(15)	(11)	(14)
Valuation allowance	—	—	4	—
Other	2	—	1	—
Effective income tax rate	(11)%	(9)%	(3)%	(8)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTCs") earned by PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the three-month periods ended June 30, 2022 and 2021 totaled $18 million and $40 million, respectively. PTCs for the six-month periods ended June 30, 2022 and 2021 totaled $44 million and $71 million, respectively.

For the six-month period ended June 30, 2022 PacifiCorp recorded a valuation allowance related to state net operating loss carryforwards.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month periods ended June 30, 2022 and 2021, PacifiCorp received net cash payments for federal and state income tax from BHE totaling $150 million and $93 million, respectively.

(6)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Pension:
Service cost	$—	$—	$—	$—
Interest cost	7	7	14	14
Expected return on plan assets	(11)	(14)	(21)	(27)
Net amortization	4	5	8	10
Net periodic benefit cost (credit)	$—	$(2)	$1	$(3)

Other postretirement:
Service cost	$1	$1	$1	$1
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(2)	(5)	(4)
Net amortization	—	—	—	—
Net periodic benefit cost (credit)	$—	$1	$—	$1

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2022. As of June 30, 2022, $2 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2022
Not designated as hedging contracts(1):
Commodity assets	$183	$80	$9	$—	$272
Commodity liabilities	(1)	—	(44)	(4)	(49)
Total	182	80	(35)	(4)	223

Total derivatives	182	80	(35)	(4)	223
Cash collateral payable	(55)	(9)	—	—	(64)
Total derivatives - net basis	$127	$71	$(35)	$(4)	$159

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$81	$21	$2	$—	$104
Commodity liabilities	(5)	(1)	(38)	(7)	(51)
Total	76	20	(36)	(7)	53

Total derivatives	76	20	(36)	(7)	53
Cash collateral receivable	—	—	5	—	5
Total derivatives - net basis	$76	$20	$(31)	$(7)	$58
(1)PacifiCorp's commodity derivatives are generally included in rates. As of June 30, 2022 a regulatory liability of $223 million was recorded related to the net derivative asset of $223 million. As of December 31, 2021 a regulatory liability of $53 million was recorded related to the net derivative asset of $53 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Beginning balance	$(195)	$—	$(53)	$17
Changes in fair value recognized in regulatory assets	(49)	(102)	(217)	(119)
Net losses reclassified to operating revenue	(8)	(5)	(11)	(5)
Net gains reclassified to energy costs	29	5	58	5
Ending balance	$(223)	$(102)	$(223)	$(102)

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2022	2021

Electricity purchases, net	Megawatt hours	2	2
Natural gas purchases	Decatherms	105	106

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2022, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $47 million and $37 million as of June 30, 2022 and December 31, 2021, respectively, for which PacifiCorp had posted collateral of $— million and $5 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2022 and December 31, 2021, PacifiCorp would have been required to post $33 million and $23 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2022:
Assets:
Commodity derivatives	$—	$272	$—	$(74)	$198
Money market mutual funds	374	—	—	—	374
Investment funds	26	—	—	—	26
	$400	$272	$—	$(74)	$598

Liabilities - Commodity derivatives	$—	$(49)	$—	$10	$(39)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$104	$—	$(8)	$96
Money market mutual funds	181	—	—	—	181
Investment funds	27	—	—	—	27
	$208	$104	$—	$(8)	$304

Liabilities - Commodity derivatives	$—	$(51)	$—	$13	$(38)
(1)Represents netting under master netting arrangements and a net cash collateral payable of $64 million and a net cash collateral receivable of $5 million as of June 30, 2022 and December 31, 2021, respectively.

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

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$8,723	$8,555	$8,730	$10,374

(9)    Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2022, PacifiCorp entered into a procurement and construction services agreement for $849 million through 2024 for the construction of a key Energy Gateway Transmission segment extending between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah.

Fuel Contracts

During the six-month period ended June 30, 2022, PacifiCorp entered into certain coal supply and transportation agreements totaling approximately $200 million through 2024.

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

During the three-month period ended June 30, 2022, PacifiCorp accrued $64 million of losses net of expected insurance recoveries associated with the 2020 Wildfires resulting in an overall loss accrual net of expected insurance recoveries of $200 million as of June 30, 2022 compared to $136 million as of December 31, 2021. These accruals include PacifiCorp's estimate of losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is reasonably able to estimate at this time. For certain aspects of the 2020 Wildfires for which loss is considered probable, information necessary to reasonably estimate the potential losses, such as those related to natural resource damages, is not currently available. It is reasonably possible that PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the variation in those types of properties and lack of available details. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover at least a portion of the losses. PacifiCorp's receivable for expected insurance recoveries was $277 million as of June 30, 2022.

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

(10)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Customer Revenue:
Retail:
Residential	$417	$429	$922	$912
Commercial	393	393	763	752
Industrial	277	282	550	553
Other retail	80	84	117	116
Total retail	1,167	1,188	2,352	2,333
Wholesale	55	30	110	66
Transmission	45	37	77	62
Other Customer Revenue	28	31	48	54
Total Customer Revenue	1,295	1,286	2,587	2,515
Other revenue	19	12	24	25
Total operating revenue	$1,314	$1,298	$2,611	$2,540

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

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

Net income for the second quarter of 2022 was $82 million, a decrease of $143 million, or 64%, compared to 2021. Net income decreased primarily due to higher operations and maintenance expense of $120 million, lower income tax benefit of $11 million, higher property and other taxes of $8 million and higher other expense of $6 million, partially offset by higher utility margin of $6 million. Operations and maintenance expense increased primarily due to an increase in the loss accruals associated with the September 2020 wildfires, net of estimated insurance recoveries, and higher general and plant maintenance costs. Utility margin increased primarily due to lower purchased electricity prices, higher retail rates, higher average wholesale market prices and lower thermal generation volumes, partially offset by higher natural gas-fueled generation prices, lower retail volumes, higher purchased electricity volumes and lower deferred net power costs in accordance with established adjustment mechanisms. Retail customer volumes decreased 3.3%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers. Energy generated decreased 7% for the second quarter of 2022 compared to 2021 primarily due to lower coal-fueled and natural gas-fueled generation, partially offset by higher wind-powered and hydroelectric generation. Wholesale electricity sales volumes were essentially flat and purchased electricity volumes increased 12%.

Net income for the first six months of 2022 was $212 million, a decrease of $182 million, or 46%, compared to 2021 primarily due to higher operations and maintenance expense of $138 million, lower income tax benefit of $24 million, higher depreciation and amortization expense of $20 million and higher other expense of $14 million, partially offset by higher utility margin of $20 million. Operations and maintenance expense increased mainly due to an increase in loss accruals related to the September 2020 wildfires, net of estimated insurance recoveries, and higher general and plant maintenance costs. Utility margin increased primarily due to lower purchased electricity prices, higher retail rates, higher average wholesale market prices, lower thermal generation volumes, and higher wheeling revenue, partially offset by higher natural gas-fueled generation prices, higher purchased electricity volumes and lower retail volumes. Retail customer volumes decreased 0.7%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers. Energy generated decreased 4% for the first six months of 2022 compared to 2021 primarily due to lower coal-fueled and natural gas-fueled generation, partially offset by higher wind-powered and hydroelectric generation. Wholesale electricity sales volumes decreased 1% and purchased electricity volumes increased 9%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin:
Operating revenue	$1,314	$1,298	$16	1%	$2,611	$2,540	$71	3%
Cost of fuel and energy	451	441	10	2	916	865	51	6
Utility margin	863	857	6	1	1,695	1,675	20	1
Operations and maintenance	375	255	120	47	652	514	138	27
Depreciation and amortization	279	275	4	1	559	539	20	4
Property and other taxes	51	43	8	19	110	104	6	6
Operating income	$158	$284	$(126)	(44)%	$374	$518	$(144)	(28)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$1,314	$1,298	$16	1%	$2,611	$2,540	$71	3%
Cost of fuel and energy	451	441	10	2	916	865	51	6
Utility margin	$863	$857	$6	1%	$1,695	$1,675	$20	1%

Sales (GWhs):
Residential	3,854	4,032	(178)	(4)%	8,618	8,664	(46)	(1)%
Commercial	4,633	4,633	—	—	9,183	9,103	80	1
Industrial, irrigation and other	4,849	5,127	(278)	(5)	9,372	9,601	(229)	(2)
Total retail	13,336	13,792	(456)	(3)	27,173	27,368	(195)	(1)
Wholesale	1,245	1,244	1	—	2,798	2,835	(37)	(1)
Total sales	14,581	15,036	(455)	(3)%	29,971	30,203	(232)	(1)%

Average number of retail customers (in thousands)	2,033	1,998	35	2%	2,029	1,994	35	2%

Average revenue per MWh:
Retail	$88.14	$86.26	$1.88	2%	$86.77	$85.21	$1.56	2%
Wholesale	$51.53	$31.08	$20.45	66%	$44.64	$30.97	$13.67	44%

Heating degree days	1,736	1,228	508	41%	6,481	5,915	566	10%
Cooling degree days	406	746	(340)	(46)%	411	746	(335)	(45)%

Sources of energy (GWhs)(1):
Coal	6,260	7,502	(1,242)	(17)%	13,171	15,146	(1,975)	(13)%
Natural gas	2,747	3,223	(476)	(15)	5,862	6,288	(426)	(7)
Wind(2)	1,817	1,383	434	31	4,209	3,121	1,088	35
Hydroelectric and other(2)	1,033	703	330	47	2,017	1,691	326	19
Total energy generated	11,857	12,811	(954)	(7)	25,259	26,246	(987)	(4)
Energy purchased	3,717	3,321	396	12	6,940	6,349	591	9
Total	15,574	16,132	(558)	(3)%	32,199	32,595	(396)	(1)%

Average cost of energy per MWh:
Energy generated(3)	$21.90	$17.84	$4.06	23%	$20.27	$17.75	$2.52	14%
Energy purchased	$48.92	$65.62	$(16.70)	(25)%	$51.97	$56.80	$(4.83)	(9)%
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

Quarter Ended June 30, 2022 compared to Quarter Ended June 30, 2021

Utility margin increased $6 million, or 1%, for the second quarter of 2022 compared to 2021 primarily due to:
•$36 million of lower purchased electricity costs from lower average market prices, partially offset by higher purchased volumes;
•$25 million increase in wholesale revenue primarily due to higher average market prices;
•$22 million of lower coal-fueled generation costs primarily due to lower volumes; and
•$7 million of favorable wheeling activities.
The increases above were partially offset by:
•$54 million of higher natural gas-fueled generation costs due to higher average prices, partially offset by lower volumes;
•$14 million decrease in retail revenue due to lower volumes, partially offset by higher average prices. Retail customer volumes decreased 3.3%, primarily due to the unfavorable impacts of weather, mainly in Utah, Idaho and Oregon and a decrease in customer usage, mainly in Utah and Oregon, partially offset by an increase in the average number of customers across the service territory, mainly in Utah and Oregon; and
•$13 million of lower deferred net power costs in accordance with established adjustment mechanisms.
Operations and maintenance increased $120 million, or 47%, for the second quarter of 2022 compared to 2021 primarily due to a $64 million increase in the loss accruals associated with the September 2020 wildfires net of estimated insurance recoveries, $27 million of higher general and plant maintenance costs, higher insurance premiums due to cost increases related to wildfire coverage and higher labor and employee expenses.

Depreciation and amortization increased $4 million, or 1%, for the second quarter of 2022 compared to 2021 primarily due to prior year deferrals in Idaho associated with the increase in depreciation expense resulting from the implementation of the 2018 depreciation study compounded by amortization of those deferrals in the current quarter and higher plant in-service balances in the current quarter, partially offset by lower depreciation associated with Oregon's accelerated depreciation of coal units due to an update to the Oregon allocation factor applied in computing the incremental depreciation.

Property and other taxes increased $8 million, or 19%, for the second quarter of 2022 compared to 2021 primarily due to higher assessed property values in Utah and Wyoming.

Other, net decreased $9 million for the second quarter of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies associated with PacifiCorp's supplemental executive retirement plan.

Income tax benefit decreased $11 million, or 58% for the second quarter of 2022 compared to 2021. The effective tax rate was (11)% for the second quarter of 2022 and (9)% for the second quarter of 2021. The effective tax rate decreased primarily due to the relative impact on a percentage basis of PTCs on the lower pre-tax book income in the second quarter of 2022 compared to that of 2021, which results in a higher benefit related to PTCs in the second quarter of 2022.

First Six Months of 2022 compared to First Six Months Ended 2021

Utility margin increased $20 million, or 1%, for the first six months of 2022 compared to 2021 primarily due to:
•$37 million increase in wholesale revenue due to higher average market prices, partially offset by lower volumes;
•$34 million of lower coal-fueled generation costs due to lower volumes, partially offset by higher average prices;
•$26 million increase in retail revenue due to higher average prices, partially offset by lower volumes. Retail customer volumes decreased 0.7%, primarily due to the unfavorable impacts of weather, mainly in Utah, Oregon and Idaho and a decrease in customer usage primarily in Utah, partially offset by an increase in the average number of customers across the service territory, mainly in Utah and Oregon;
•$24 million of lower purchased electricity costs due to lower average market prices; and
•$15 million of favorable wheeling activities.
The increases above were partially offset by:
•$80 million of higher natural gas-fueled generation costs due to higher average prices, partially offset by lower volumes;
•$24 million of higher purchased electricity costs due to higher volumes;
•$5 million of lower deferred net power costs in accordance with established adjustment mechanisms; and
•$5 million of lower wind-based ancillary revenue.
Operations and maintenance increased $138 million, or 27%, for the first six months of 2022 compared to 2021 primarily due to a $64 million increase in the loss accruals associated with the September 2020 wildfires net of estimated insurance recoveries, $37 million of higher general and plant maintenance costs, higher insurance premiums due to cost increases related to wildfire coverage and higher bad debt expense.

Depreciation and amortization increased $20 million, or 4% for the first six months of 2022 compared to 2021 primarily due to prior year deferrals in Idaho associated with the increase in depreciation expense resulting from the implementation of the 2018 depreciation study compounded by amortization of those deferrals in the current year and higher plant in-service balances in the current year, partially offset by lower depreciation associated with Oregon's accelerated depreciation of coal units due to an update to the Oregon allocation factor applied in computing the incremental depreciation.

Property and other taxes increased $6 million, or 6% for the first six months of 2022 compared to 2021 primarily due to higher assessed property values in Utah and Wyoming.

Other, net decreased $19 million for the first six months of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies associated with PacifiCorp's supplemental executive retirement plan.

Income tax benefit decreased $24 million, or 80% for the first six months of 2022 compared to the first six months of 2021. The effective tax rate was (3)% for the first six months of 2022 and (8)% for the first six months of 2021. The effective tax rate increased primarily due to a valuation allowance PacifiCorp recorded in the first quarter of 2022 against state net operating loss carryforwards.

Liquidity and Capital Resources

As of June 30, 2022, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$390

Credit facilities	1,200
Less:
Tax-exempt bond support	(218)
Net credit facilities	982

Total net liquidity	$1,372

Credit facilities:
Maturity dates	2025

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021 were $1,213 million and $1,046 million, respectively. The change was primarily due to timing of operating payables, higher transmission deposits, cash received for income taxes and collateral received from counterparties, partially offset by higher fuel and wholesale purchases.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021 were $(888) million and $(819) million, respectively. The change is primarily due to an increase in capital expenditures of $75 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2022 were $(111) million. Uses of cash consisted primarily of $100 million for common stock dividends paid to PPW Holdings LLC and $9 million for the repayment of long-term debt.

Net cash flows from financing activities for the six-month period ended June 30, 2021 were $(196) million. Sources of cash consisted of $208 million from the borrowing of short-term debt. Uses of cash consisted substantially of $400 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of June 30, 2022 and December 31, 2021, PacifiCorp had no short-term debt outstanding.

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

Common Shareholders' Equity

In May 2022, PacifiCorp declared a common stock dividend of $100 million, paid in June 2022, to PPW Holdings LLC.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022

Wind generation	$82	$14	$66
Electric distribution	326	303	682
Electric transmission	136	405	1,185
Other	275	172	346
Total	$819	$894	$2,279

PacifiCorp's 2021 IRP identified a roadmap for a significant increase in renewable and carbon free generation resources, coal to natural gas conversion of certain coal-fueled units, energy storage and associated transmission. PacifiCorp's 2021 IRP identified over 1,800 MWs of new wind-powered generating resources that are expected to be online by 2025. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp has included an estimate for these new generation resources and associated transmission in its forecast capital expenditures for 2022 through 2024. These estimates are likely to change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:
◦Construction of wind-powered generating facilities at PacifiCorp totaling $4 million and $79 million for the six-month periods ended June 30, 2022 and 2021, respectively. Construction includes 516 MWs of new wind-powered generating facilities that were placed in-service in 2021. Planned spending for the construction of additional wind-powered generating facilities totals $24 million for the remainder of 2022.
◦Planned acquisition and repowering of two wind-powered generating facilities by PacifiCorp totaling $7 million and $2 million (excluding the 2021 sale of wind turbines) for the six-month periods ended June 30, 2022 and 2021, respectively. In 2021, PacifiCorp sold wind turbines previously acquired from a third party to BHE Wind, LLC, an indirect wholly owned subsidiary of BHE, for $6 million. The repowered facilities are expected to be placed in-service in 2023 and 2024. Planned spending for acquiring and repowering generating facilities totals $14 million for the remainder of 2022.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes spend on wildfire mitigation and wildfire and storm damage restoration. Expenditures for these items totaled $59 million and $117 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for wildfire mitigation and wildfire and storm damage restoration totals $97 million for the remainder of 2022. Remaining investments relate to expenditures for new connections and distribution operations.

•Electric transmission includes both growth projects and operating expenditures. Transmission investment primarily reflects planned costs for the 416-mile, 500-kV high-voltage transmission line between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah; the 59-mile, 230-kV high-voltage transmission line between the Windstar substation near Glenrock, Wyoming and the Aeolus substation; and the 290-mile, 500-kV high-voltage transmission line from the Longhorn substation near Boardman, Oregon to the Hemingway substation near Boise, Idaho. Expenditures for these segments totaled $296 million and $35 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for these Energy Gateway Transmission segments to be placed in-service in 2024-2026 totals $614 million for the remainder of 2022.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $77 million and $47 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned information technology spending totals $87 million for the remainder of 2022. Remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. PacifiCorp files its IRP biennially with the state commissions in each of the six states where PacifiCorp operates. Five states indicate whether the IRP meets the state commission's IRP standards and guidelines, a process referred to as "acknowledgment" in some states. Acknowledgement by a state commission does not address cost recovery or prudency of resources ultimately selected.

In September 2021, PacifiCorp filed its 2021 IRP with its state commissions and subsequently filed its 2021 IRP Update in March and April 2022. In March 2022, the OPUC acknowledged PacifiCorp's 2021 IRP and its preferred portfolio. In June 2022, the UPSC issued an order declining to acknowledge the 2021 IRP due to its determination that PacifiCorp did not meet the commission's IRP guidelines by excluding new natural gas-fueled resources in its modeling of the 2021 IRP's preferred portfolio, as well as the commission's view that PacifiCorp did not provide ample time for public input and information exchange during the development of the IRP. The UPSC did approve the 2022 All Source RFP ("2022AS RFP") to procure resources identified in the 2021 IRP. Reviews of the 2021 IRP by the Wyoming Public Service Commission, the WUTC and the Idaho Public Utilities Commission are ongoing.

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

A draft of PacifiCorp's 2022AS RFP was filed for approval with the WUTC in December 2021, and with the UPSC and the OPUC in January 2022. The draft 2022AS RFP was approved by the WUTC in March 2022 and by the UPSC and the OPUC in April 2022. The 2022AS RFP was issued to market in April 2022. PacifiCorp-owned bids are due late November 2022 and market bids are due February 2023.

Material Cash Requirements

As of June 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes and revenue recognition-unbilled revenue. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2021.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2022, the related statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 5, 2022

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$495	$232
Trade receivables, net	525	526
Income tax receivable	19	79
Inventories	226	234
Other current assets	186	123
Total current assets	1,451	1,194

Property, plant and equipment, net	20,504	20,301
Regulatory assets	509	473
Investments and restricted investments	893	1,026
Other assets	278	263

Total assets	$23,635	$23,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$415	$531
Accrued interest	84	84
Accrued property, income and other taxes	206	158
Current portion of long-term debt	64	—
Other current liabilities	181	145
Total current liabilities	950	918

Long-term debt	7,661	7,721
Regulatory liabilities	1,026	1,080
Deferred income taxes	3,413	3,389
Asset retirement obligations	698	714
Other long-term liabilities	476	475
Total liabilities	14,224	14,297

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	8,850	8,399
Total shareholder's equity	9,411	8,960

Total liabilities and shareholder's equity	$23,635	$23,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$725	$586	$1,333	$1,131
Regulated natural gas and other	172	107	569	629
Total operating revenue	897	693	1,902	1,760

Operating expenses:
Cost of fuel and energy	174	103	299	254
Cost of natural gas purchased for resale and other	120	57	418	489
Operations and maintenance	200	184	392	377
Depreciation and amortization	277	209	527	416
Property and other taxes	36	37	76	73
Total operating expenses	807	590	1,712	1,609

Operating income	90	103	190	151

Other income (expense):
Interest expense	(78)	(74)	(156)	(148)
Allowance for borrowed funds	5	2	9	4
Allowance for equity funds	14	8	29	14
Other, net	(12)	15	(15)	26
Total other income (expense)	(71)	(49)	(133)	(104)

Income before income tax benefit	19	54	57	47
Income tax benefit	(188)	(159)	(394)	(313)

Net income	$207	$213	$451	$360

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, March 31, 2021	$—	$561	$7,651	$8,212
Net income	—	—	213	213
Other equity transactions	—	—	1	1
Balance, June 30, 2021	$—	$561	$7,865	$8,426

Balance, December 31, 2020	$—	$561	$7,504	$8,065
Net income	—	—	360	360
Other equity transactions	—	—	1	1
Balance, June 30, 2021	$—	$561	$7,865	$8,426

Balance, March 31, 2022	$—	$561	$8,643	$9,204
Net income	—	—	207	207
Balance, June 30, 2022	$—	$561	$8,850	$9,411

Balance, December 31, 2021	$—	$561	$8,399	$8,960
Net income	—	—	451	451
Balance, June 30, 2022	$—	$561	$8,850	$9,411
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$451	$360
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	527	416
Amortization of utility plant to other operating expenses	19	17
Allowance for equity funds	(29)	(14)
Deferred income taxes and investment tax credits, net	58	196
Settlements of asset retirement obligations	(28)	(19)
Other, net	33	11
Changes in other operating assets and liabilities:
Trade receivables and other assets	2	(275)
Inventories	8	41
Accrued property, income and other taxes, net	94	56
Accounts payable and other liabilities	(10)	(68)
Net cash flows from operating activities	1,125	721

Cash flows from investing activities:
Capital expenditures	(862)	(720)
Purchases of marketable securities	(214)	(109)
Proceeds from sales of marketable securities	210	105
Other, net	6	(2)
Net cash flows from investing activities	(860)	(726)

Cash flows from financing activities:
Other, net	(1)	(2)
Net cash flows from financing activities	(1)	(2)

Net change in cash and cash equivalents and restricted cash and cash equivalents	264	(7)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	239	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$503	$38

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2022, and for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2021, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022.

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

	As of
	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$495	$232
Restricted cash and cash equivalents in other current assets	8	7
Total cash and cash equivalents and restricted cash and cash equivalents	$503	$239

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2022	2021
Utility plant in-service, net:
Generation	20-70 years	$17,737	$17,397
Transmission	52-75 years	2,583	2,474
Electric distribution	20-75 years	4,725	4,661
Natural gas distribution	29-75 years	2,049	2,039
Utility plant in-service		27,094	26,571
Accumulated depreciation and amortization		(7,658)	(7,376)
Utility plant in-service, net		19,436	19,195
Nonregulated property, net:
Nonregulated property, gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		19,442	19,201
Construction work-in-progress		1,062	1,100
Property, plant and equipment, net		$20,504	$20,301

(4)    Recent Financing Transactions

Credit Facilities

In June 2022, MidAmerican Energy amended and restated its existing $1.5 billion unsecured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from the London Interbank Offered Rate to the Secured Overnight Financing Rate.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(973)	(271)	(682)	(634)
State income tax, net of federal income tax impacts	(26)	(31)	(23)	(32)
Effects of ratemaking	(11)	(15)	(9)	(21)
Other, net	—	2	2	—
Effective income tax rate	(989)%	(294)%	(691)%	(666)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the six-month periods ended June 30, 2022 and 2021 totaled $388 million and $297 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $541 million and $558 million for the six-month periods ended June 30, 2022 and 2021, respectively.

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

Net periodic benefit cost for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Pension:
Service cost	$4	$5	$9	$10
Interest cost	5	5	10	11
Expected return on plan assets	(7)	(10)	(14)	(19)
Settlement	—	—	2	—
Net amortization	1	1	1	1
Net periodic benefit cost	$3	$1	$8	$3

Other postretirement:
Service cost	$2	$2	$4	$4
Interest cost	2	2	4	4
Expected return on plan assets	(3)	(3)	(7)	(5)
Net amortization	(1)	(1)	(1)	(2)
Net periodic benefit cost	$—	$—	$—	$1

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $3 million, respectively, during 2022. As of June 30, 2022, $4 million and $2 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2022:
Assets:
Commodity derivatives	$1	$66	$28	$(22)	$73
Money market mutual funds	498	—	—	—	498
Debt securities:
U.S. government obligations	220	—	—	—	220
International government obligations	—	1	—	—	1
Corporate obligations	—	75	—	—	75
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	348	—	—	—	348
International companies	8	—	—	—	8
Investment funds	21	—	—	—	21
	$1,096	$146	$28	$(22)	$1,248

Liabilities - commodity derivatives	$(1)	$(10)	$(2)	$7	$(6)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2021:
Assets:
Commodity derivatives	$—	$32	$3	$(7)	$28
Money market mutual funds	228	—	—	—	228
Debt securities:
U.S. government obligations	232	—	—	—	232
International government obligations	—	2	—	—	2
Corporate obligations	—	90	—	—	90
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
U.S. companies	428	—	—	—	428
International companies	10	—	—	—	10
Investment funds	18	—	—	—	18
	$916	$129	$3	$(7)	$1,041

Liabilities - commodity derivatives	$—	$(6)	$(8)	$12	$(2)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $15 million as of June 30, 2022 and a net cash collateral receivable of $5 million as of December 31, 2021.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Beginning balance	$4	$1	$(5)	$2
Changes in fair value recognized in regulatory assets	31	—	44	—
Settlements	(9)	(2)	(13)	(3)
Ending balance	$26	$(1)	$26	$(1)

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

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,725	$7,376	$7,721	$9,037

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using Federal Energy Regulatory Commission ("FERC")-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established a ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. These orders continue to be subject to judicial appeal. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of June 30, 2022, has accrued an $8 million liability for refunds of amounts collected under the higher ROE during the periods covered by both complaints.

(9)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 10 (in millions):

	For the Three-Month Period Ended June 30, 2022				For the Six-Month Period Ended June 30, 2022
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$185	$87	$—	$272	$353	$312	$—	$665
Commercial	91	31	—	122	165	119	—	284
Industrial	277	9	—	286	475	18	—	493
Natural gas transportation services	—	9	—	9	—	23	—	23
Other retail(1)	41	—	—	41	73	1	—	74
Total retail	594	136	—	730	1,066	473	—	1,539
Wholesale	84	34	—	118	188	92	—	280
Multi-value transmission projects	13	—	—	13	28	—	—	28
Other Customer Revenue	—	—	1	1	—	—	2	2
Total Customer Revenue	691	170	1	862	1,282	565	2	1,849
Other revenue	34	1	—	35	51	2	—	53
Total operating revenue	$725	$171	$1	$897	$1,333	$567	$2	$1,902

	For the Three-Month Period Ended June 30, 2021				For the Six-Month Period Ended June 30, 2021
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$170	$59	$—	$229	$331	$367	$—	$698
Commercial	80	18	—	98	151	147	—	298
Industrial	230	3	—	233	420	15	—	435
Natural gas transportation services	—	9	—	9	—	19	—	19
Other retail(1)	36	—	—	36	66	1	—	67
Total retail	516	89	—	605	968	549	—	1,517
Wholesale	52	17	—	69	126	68	—	194
Multi-value transmission projects	15	—	—	15	30	—	—	30
Other Customer Revenue	—	—	1	1	—	—	11	11
Total Customer Revenue	583	106	1	690	1,124	617	11	1,752
Other revenue	3	—	—	3	7	1	—	8
Total operating revenue	$586	$106	$1	$693	$1,131	$618	$11	$1,760

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$725	$586	$1,333	$1,131
Regulated natural gas	171	106	567	618
Other	1	1	2	11
Total operating revenue	$897	$693	$1,902	$1,760

Operating income:
Regulated electric	$87	$103	$138	$112
Regulated natural gas	3	—	52	39
Total operating income	90	103	190	151
Interest expense	(78)	(74)	(156)	(148)
Allowance for borrowed funds	5	2	9	4
Allowance for equity funds	14	8	29	14
Other, net	(12)	15	(15)	26
Income before income tax benefit	$19	$54	$57	$47

	As of
	June 30, 2022	December 31, 2021
Assets:
Regulated electric	$21,967	$21,385
Regulated natural gas	1,667	1,871
Other	1	1
Total assets	$23,635	$23,257

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2022, the related consolidated statements of operations and changes in member's equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2022

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$497	$233
Trade receivables, net	525	526
Income tax receivable	20	80
Inventories	226	234
Other current assets	187	123
Total current assets	1,455	1,196

Property, plant and equipment, net	20,505	20,302
Goodwill	1,270	1,270
Regulatory assets	509	473
Investments and restricted investments	895	1,028
Other assets	277	262

Total assets	$24,911	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2022	2021
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$415	$531
Accrued interest	89	89
Accrued property, income and other taxes	206	158
Note payable to affiliate	197	189
Current portion of long-term debt	64	—
Other current liabilities	181	146
Total current liabilities	1,152	1,113

Long-term debt	7,901	7,961
Regulatory liabilities	1,026	1,080
Deferred income taxes	3,411	3,387
Asset retirement obligations	698	714
Other long-term liabilities	477	475
Total liabilities	14,665	14,730

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	8,567	8,122
Total member's equity	10,246	9,801

Total liabilities and member's equity	$24,911	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$725	$586	$1,333	$1,131
Regulated natural gas and other	172	107	569	629
Total operating revenue	897	693	1,902	1,760

Operating expenses:
Cost of fuel and energy	174	103	299	254
Cost of natural gas purchased for resale and other	120	57	418	489
Operations and maintenance	200	184	392	377
Depreciation and amortization	277	209	527	416
Property and other taxes	36	37	76	73
Total operating expenses	807	590	1,712	1,609

Operating income	90	103	190	151

Other income (expense):
Interest expense	(83)	(78)	(165)	(156)
Allowance for borrowed funds	5	2	9	4
Allowance for equity funds	14	8	29	14
Other, net	(10)	16	(14)	26
Total other income (expense)	(74)	(52)	(141)	(112)

Income before income tax benefit	16	51	49	39
Income tax benefit	(188)	(160)	(396)	(316)

Net income	$204	$211	$445	$355

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, March 31, 2021	$1,679	$7,384	$9,063
Net income	—	211	211
Other equity transactions	—	(1)	(1)
Balance, June 30, 2021	$1,679	$7,594	$9,273

Balance, December 31, 2020	$1,679	$7,240	$8,919
Net income	—	355	355
Other equity transactions	—	(1)	(1)
Balance, June 30, 2021	$1,679	$7,594	$9,273

Balance, March 31, 2022	$1,679	$8,363	$10,042
Net income	—	204	204
Balance, June 30, 2022	$1,679	$8,567	$10,246

Balance, December 31, 2021	$1,679	$8,122	$9,801
Net income	—	445	445
Balance, June 30, 2022	$1,679	$8,567	$10,246

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$445	$355
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	527	416
Amortization of utility plant to other operating expenses	19	17
Allowance for equity funds	(29)	(14)
Deferred income taxes and investment tax credits, net	58	195
Settlements of asset retirement obligations	(28)	(19)
Other, net	32	11
Changes in other operating assets and liabilities:
Trade receivables and other assets	1	(275)
Inventories	8	41
Accrued property, income and other taxes, net	95	56
Accounts payable and other liabilities	(10)	(68)
Net cash flows from operating activities	1,118	715

Cash flows from investing activities:
Capital expenditures	(862)	(721)
Purchases of marketable securities	(214)	(109)
Proceeds from sales of marketable securities	210	105
Other, net	6	(1)
Net cash flows from investing activities	(860)	(726)

Cash flows from financing activities:
Net change in note payable to affiliate	8	6
Other, net	(1)	(2)
Net cash flows from financing activities	7	4

Net change in cash and cash equivalents and restricted cash and cash equivalents	265	(7)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	240	46
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$505	$39

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022, and for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2021, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022.

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

	As of
	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$497	$233
Restricted cash and cash equivalents in other current assets	8	7
Total cash and cash equivalents and restricted cash and cash equivalents	$505	$240

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

(4)    Recent Financing Transactions

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(1,150)	(286)	(793)	(764)
State income tax, net of federal income tax impacts	(38)	(33)	(29)	(41)
Effects of ratemaking	(12)	(16)	(10)	(26)
Other, net	4	—	3	—
Effective income tax rate	(1,175)%	(314)%	(808)%	(810)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs for the six-month periods ended June 30, 2022 and 2021 totaled $388 million and $297 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $544 million and $560 million for the six-month periods ended June 30, 2022 and 2021. respectively.

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

	As of June 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,965	$7,646	$7,961	$9,350

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$725	$586	$1,333	$1,131
Regulated natural gas	171	106	567	618
Other	1	1	2	11
Total operating revenue	$897	$693	$1,902	$1,760

Operating income:
Regulated electric	$87	$103	$138	$112
Regulated natural gas	3	—	52	39
Total operating income	90	103	190	151
Interest expense	(83)	(78)	(165)	(156)
Allowance for borrowed funds	5	2	9	4
Allowance for equity funds	14	8	29	14
Other, net	(10)	16	(14)	26
Income before income tax benefit	$16	$51	$49	$39

	As of
	June 30, 2022	December 31, 2021
Assets(1):
Regulated electric	$23,158	$22,576
Regulated natural gas	1,746	1,950
Other	7	5
Total assets	$24,911	$24,531

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2022 was $207 million, a decrease of $6 million, or 3%, compared to 2021, primarily due to higher depreciation and amortization expense of $68 million, unfavorable other, net of $27 million, higher operations and maintenance expense of $16 million and higher interest expense of $4 million, offset by higher electric utility margin of $68 million, higher income tax benefit of $29 million, higher allowances for equity and borrowed funds of $9 million and higher natural gas utility margin of $2 million. Electric retail customer volumes increased 3% primarily due to higher customer usage and the favorable impact of weather. Wholesale electricity sales volumes increased 7% due to favorable market conditions. Natural gas retail customer volumes increased 21% due to the favorable impact of weather.

MidAmerican Energy's net income for the first six months of 2022 was $451 million, an increase of $91 million, or 25%, compared to 2021, primarily due to higher electric utility margin of $157 million, higher income tax benefit of $81 million, higher natural gas utility margin of $20 million and higher allowances for equity and borrowed funds of $20 million, offset by higher depreciation and amortization expense of $111 million, unfavorable other, net of $41 million, higher operations and maintenance expense of $15 million, higher interest expense of $8 million, lower nonregulated utility margins of $8 million and higher property and other taxes of $3 million. Electric retail customer volumes increased 4% primarily due to higher customer usage and the favorable impact of weather. Wholesale electricity sales volumes increased 20% due to favorable market conditions. Natural gas retail customer volumes increased 11% due to the favorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2022 was $204 million, a decrease of $7 million, or 3%, compared to 2021. MidAmerican Funding's net income for the first six months of 2022 was $445 million, an increase of $90 million, or 25%, compared to 2021. The variances in net income were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Electric utility margin:
Operating revenue	$725	$586	$139	24%	$1,333	$1,131	$202	18%
Cost of fuel and energy	174	103	71	69	299	254	45	18
Electric utility margin	551	483	68	14%	1,034	877	157	18%

Natural gas utility margin:
Operating revenue	171	106	65	61%	567	618	(51)	(8)%
Natural gas purchased for resale	120	57	63	*	418	489	(71)	(15)
Natural gas utility margin	51	49	2	4%	149	129	20	16%

Utility margin	602	532	70	13%	1,183	1,006	177	18%

Other operating revenue	1	1	—	—%	2	11	(9)	(82)%
Operations and maintenance	200	184	16	9	392	377	15	4
Depreciation and amortization	277	209	68	33	527	416	111	27
Property and other taxes	36	37	(1)	(3)	76	73	3	4

Operating income	$90	$103	$(13)	(13)%	$190	$151	$39	26%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$725	$586	$139	24%	$1,333	$1,131	$202	18%
Cost of fuel and energy	174	103	71	69	299	254	45	18
Utility margin	$551	$483	$68	14%	$1,034	$877	$157	18%

Sales (GWhs):
Residential	1,552	1,486	66	4%	3,405	3,224	181	6%
Commercial	953	894	59	7	1,966	1,832	134	7
Industrial	4,149	4,056	93	2	8,128	7,875	253	3
Other	406	401	5	1	809	771	38	5
Total retail	7,060	6,837	223	3	14,308	13,702	606	4
Wholesale	4,146	3,872	274	7	9,471	7,923	1,548	20
Total sales	11,206	10,709	497	5%	23,779	21,625	2,154	10%

Average number of retail customers (in thousands)	812	803	9	1%	811	802	9	1%

Average revenue per MWh:
Retail	$84.18	$75.62	$8.56	11%	$74.52	$70.71	$3.81	5%
Wholesale	$25.23	$12.06	$13.17	*	$22.65	$14.40	$8.25	57%

Heating degree days	677	588	89	15%	3,992	3,799	193	5%
Cooling degree days	421	426	(5)	(1)%	421	426	(5)	(1)%

Sources of energy (GWhs)(1):
Wind and other(2)	7,364	5,877	1,487	25%	15,654	11,999	3,655	30%
Coal	1,481	2,791	(1,310)	(47)	3,840	5,693	(1,853)	(33)
Nuclear	863	1,009	(146)	(14)	1,783	1,904	(121)	(6)
Natural gas	397	336	61	18	631	479	152	32
Total energy generated	10,105	10,013	92	1	21,908	20,075	1,833	9
Energy purchased	1,315	842	473	56	2,277	1,860	417	22
Total	11,420	10,855	565	5%	24,185	21,935	2,250	10%

Average cost of energy per MWh:
Energy generated(3)	$6.34	$6.43	$(0.09)	(1)%	$5.92	$6.29	$(0.37)	(6)%
Energy purchased	$83.45	$45.70	$37.75	83%	$74.41	$68.55	$5.86	9%

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

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$171	$106	$65	61%	$567	$618	$(51)	(8)%
Natural gas purchased for resale	120	57	63	*	418	489	(71)	(15)
Utility margin	$51	$49	$2	4%	$149	$129	$20	16%

Throughput (000's Dths):
Residential	7,500	6,272	1,228	20%	34,599	31,554	3,045	10%
Commercial	3,599	3,011	588	20	16,059	14,744	1,315	9
Industrial	1,465	1,069	396	37	3,309	2,506	803	32
Other	16	11	5	45	51	48	3	6
Total retail sales	12,580	10,363	2,217	21	54,018	48,852	5,166	11
Wholesale sales	4,912	5,817	(905)	(16)	17,144	16,590	554	3
Total sales	17,492	16,180	1,312	8	71,162	65,442	5,720	9
Natural gas transportation service	22,491	26,853	(4,362)	(16)	53,804	56,493	(2,689)	(5)
Total throughput	39,983	43,033	(3,050)	(7)%	124,966	121,935	3,031	2%

Average number of retail customers (in thousands)	781	776	5	1%	784	777	7	1%

Average revenue per retail Dth sold	$10.08	$7.81	$2.27	29%	$8.36	$10.88	$(2.52)	(23)%

Heating degree days	734	625	109	17%	4,219	3,926	293	7%

Average cost of natural gas per retail Dth sold	$6.78	$3.99	$2.79	70%	$6.03	$8.62	$(2.59)	(30)%

Combined retail and wholesale average cost of natural gas per Dth sold	$6.86	$3.54	$3.32	94%	$5.87	$7.47	$(1.60)	(21)%

*    Not meaningful.

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021

MidAmerican Energy -

Electric utility margin increased $68 million, or 14%, for the second quarter of 2022 compared to 2021, primarily due to:
•a $63 million increase in wholesale utility margin due to higher margins per unit of $61 million, reflecting higher market prices and lower energy costs, and higher volumes of 7.1%; and
•a $6 million increase in retail utility margin primarily due to $11 million from higher customer usage; $6 million due to price impacts from changes in sales mix; and $1 million from the favorable impact of weather; partially offset by $12 million, net of energy costs, from lower recoveries through bill riders (offset in operations and maintenance expense and income tax benefit). Retail customer volumes increased 3.3%.

Natural gas utility margin increased $2 million, or 4%, for the second quarter of 2022 compared to 2021 primarily due to:
•a $5 million increase from higher average prices; partially offset by
•a $3 million decrease from higher refunds related to amortization of excess accumulated deferred income taxes arising from 2017 Tax Reform (offset in income tax benefit).

Operations and maintenance increased $16 million, or 9%, for the second quarter of 2022 compared to 2021 primarily due to higher steam generation maintenance costs of $9 million and higher electric distribution and transmission costs of $10 million, partially offset by lower gas distribution costs of $3 million.

Depreciation and amortization increased $68 million, or 33%, for the second quarter of 2022 compared to 2021 primarily due to $54 million from higher Iowa revenue sharing accruals, $18 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects and $8 million from wind-powered generating facilities and other plant placed in-service, partially offset by $12 million from a regulatory mechanism deferring certain depreciation expense in 2022.

Interest expense increased $4 million, or 5%, for the second quarter of 2022 compared to 2021 due to higher interest expense from a July 2021 long-term debt issuance and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $9 million, or 90%, for the second quarter of 2022 compared to 2021 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation.

Other, net decreased $27 million, or 180%, for the second quarter of 2022 compared to 2021 primarily due to unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies, and higher non-service costs of employee benefit plans.

Income tax benefit increased $29 million, or 18%, for the second quarter of 2022 compared to 2021 primarily due to higher PTCs and lower pretax income, partially offset by state income tax impacts and the effects of ratemaking. PTCs for the second quarter of 2022 and 2021 totaled $185 million and $146 million, respectively.

MidAmerican Funding -

Income tax benefit increased $28 million, or 18%, for the second quarter of 2022 compared to 2021 principally due to the factors discussed for MidAmerican Energy.

First Six Months of 2022 Compared to First Six Months of 2021

MidAmerican Energy -

Electric utility margin increased $157 million, or 18%, for the first six months of 2022 compared to 2021, due to:
•a $127 million increase in wholesale utility margin due to higher margins per unit of $119 million, reflecting higher market prices and lower energy costs, and higher volumes of 19.5%; and
•a $31 million increase in retail utility margin primarily due to $28 million from higher customer usage; $4 million due to price impacts from changes in sales mix; and $2 million from the favorable impact of weather; partially offset by $3 million, net of energy costs, from lower recoveries through bill riders (offset in operations and maintenance expense and income tax benefit). Retail customer volumes increased 4.4%.

Natural gas utility margin increased $20 million, or 16%, for the first six months of 2022 compared to 2021 primarily due to:
•a $10 million increase from higher average prices primarily due to the timing of recoveries through a capital tracker mechanism;
•a $5 million increase from lower refunds related to amortization of excess accumulated deferred income taxes arising from 2017 Tax Reform (offset in income tax benefit); and
•a $5 million increase from the favorable impact of weather.

Operations and maintenance increased $15 million, or 4%, for the first six months of 2022 compared to 2021 primarily due to higher steam generation maintenance costs of $11 million and higher electric distribution and transmission costs of $10 million, partially offset by lower energy efficiency program expense of $4 million (offset in operating revenue) and lower gas distribution costs of $3 million.

Depreciation and amortization increased $111 million, or 27%, for the first six months of 2022 compared to 2021 primarily due to $96 million from higher Iowa revenue sharing accruals, $24 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects and $15 million from wind-powered generating facilities and other plant placed in-service, partially offset by $25 million from a regulatory mechanism deferring certain depreciation expense in 2022.

Interest expense increased $8 million, or 5%, for the first six months of 2022 compared to 2021 due to higher interest expense from a July 2021 long-term debt issuance and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $20 million, or 111%, for the first six months of 2022 compared to 2021 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation.

Other, net decreased $41 million, or 158%, for the first six months of 2022 compared to 2021 primarily due to unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies, and higher non-service costs of employee benefit plans.

Income tax benefit increased $81 million, or 26%, for the first six months of 2022 compared to 2021 primarily due to higher PTCs, partially offset by the effects of ratemaking, state income tax impacts and higher pretax income. PTCs for the first six months of 2022 and 2021 totaled $388 million and $297 million, respectively.

MidAmerican Funding -

Income tax benefit increased $80 million, or 25%, for the first six months of 2022 compared to 2021 principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2022, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$495

Credit facilities, maturing 2023 and 2025	1,505
Less:
Tax-exempt bond support	(370)
Net credit facilities	1,135

MidAmerican Energy total net liquidity	$1,630

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,630
Cash and cash equivalents	2
MHC, Inc. credit facility, maturing 2023	4
MidAmerican Funding total net liquidity	$1,636

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021, were $1,125 million and $721 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021, were $1,118 million and $715 million, respectively. Cash flows from operating activities reflect higher utility margins for MidAmerican Energy's regulated electric and natural gas businesses and lower payments to vendors, partially offset by lower income tax receipts and higher asset retirement obligation settlements. Higher utility margins are largely attributable to the recovery of higher natural gas costs caused by the February 2021 polar vortex weather event.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021, were $(860) million and $(726) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021, were $(860) million and $(726) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2022 and 2021 were $(1) million and $(2) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2022 and 2021, were $7 million and $4 million, respectively. MidAmerican Funding received $8 million and $6 million in 2022 and 2021, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

Short-term Debt

MidAmerican Energy has authority from the FERC to issue, through April 2, 2024, commercial paper and bank notes aggregating $1.5 billion. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2025. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Secured Overnight Financing Rate, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective automatic registration statement with the SEC to issue an indeterminate amount of long-term debt securities and preferred stock through June 13, 2024. MidAmerican Energy has authorization from the FERC to issue, through June 30, 2023, long-term debt securities up to an aggregate of $2.0 billion and preferred stock up to an aggregate of $500 million and from the Illinois Commerce Commission to issue, through May 25, 2025, long-term debt securities up to an aggregate of $2.2 billion and preferred stock up to an aggregate of $500 million. Additionally, MidAmerican Energy has authority from the Illinois Commerce Commission through October 15, 2024, to issue $750 million of long-term debt securities for the purpose of refinancing $250 million of its 3.70% Senior notes due September 2023 and $500 million of its 2.40% Senior notes due October 2024.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022

Wind generation	$286	$244	$734
Electric distribution	96	125	274
Electric transmission	54	46	158
Solar generation	63	77	140
Other	221	370	607
Total	$720	$862	$1,913

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $5 million and $172 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $106 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities totaling $214 million and $82 million for the six-month periods ended June 30, 2022 and 2021, respectively. Planned spending for the repowering of wind-powered generating facilities totals $314 million for the remainder of 2022. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. The rate at which PTCs are re-established for a facility depends upon the date construction begins. Of the 593 MWs of current repowering projects not in-service as of June 30, 2022, 292 MWs are currently expected to qualify for 80% of the PTCs available for 10 years following each facility's return to service and 301 MWs are expected to qualify for 60% of such credits.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction of solar-powered generating facilities totaling 141 MWs of small- and utility-scale solar generation, with total spend of $77 million and $63 million for the six-month periods ended June 30, 2022 and 2021, respectively and planned spending of $63 million for the remainder of 2022.

•Remaining expenditures primarily relate to routine expenditures for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of June 30, 2022, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2022, the related consolidated statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 5, 2022

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$42	$33
Trade receivables, net	369	227
Inventories	68	64
Regulatory assets	401	291
Other current assets	62	86
Total current assets	942	701

Property, plant and equipment, net	7,115	6,891
Regulatory assets	748	728
Other assets	414	432

Total assets	$9,219	$8,752

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$433	$242
Accrued interest	33	32
Short-term debt	—	180
Regulatory liabilities	46	49
Customer deposits	44	44
Derivative contracts	122	55
Other current liabilities	91	91
Total current liabilities	769	693

Long-term debt	2,800	2,499
Finance lease obligations	302	310
Regulatory liabilities	1,075	1,100
Deferred income taxes	816	782
Other long-term liabilities	328	338
Total liabilities	6,090	5,722

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,333	2,308
Retained earnings	798	724
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	3,129	3,030

Total liabilities and shareholder's equity	$9,219	$8,752

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Operating revenue	$639	$559	$1,054	$929

Operating expenses:
Cost of fuel and energy	336	252	548	417
Operations and maintenance	75	77	140	140
Depreciation and amortization	103	100	206	201
Property and other taxes	12	12	25	24
Total operating expenses	526	441	919	782

Operating income	113	118	135	147

Other income (expense):
Interest expense	(39)	(39)	(77)	(77)
Allowance for borrowed funds	2	1	3	2
Allowance for equity funds	2	2	5	3
Interest and dividend income	9	3	18	8
Other, net	(1)	6	—	10
Total other income (expense)	(27)	(27)	(51)	(54)

Income before income tax expense	86	91	84	93
Income tax expense	10	9	10	9
Net income	$76	$82	$74	$84

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2021	1,000	$—	$2,308	$636	$(3)	$2,941
Net income	—	—	—	82	—	82
Dividends declared	—	—	—	(13)	—	(13)
Balance, June 30, 2021	1,000	$—	$2,308	$705	$(3)	$3,010

Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939
Net income	—	—	—	84	—	84
Dividends declared	—	—	—	(13)	—	(13)
Balance, June 30, 2021	1,000	$—	$2,308	$705	$(3)	$3,010

Balance, March 31, 2022	1,000	$—	$2,308	$722	$(2)	$3,028
Net income	—	—	—	76	—	76
Contributions	—	—	25	—	—	25
Balance, June 30, 2022	1,000	$—	$2,333	$798	$(2)	$3,129

Balance, December 31, 2021	1,000	$—	$2,308	$724	$(2)	$3,030
Net income	—	—	—	74	—	74
Contributions	—	—	25	—	—	25
Balance, June 30, 2022	1,000	$—	$2,333	$798	$(2)	$3,129

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$74	$84
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	206	201
Allowance for equity funds	(5)	(3)
Changes in regulatory assets and liabilities	(14)	(17)
Deferred income taxes and amortization of investment tax credits	12	(20)
Deferred energy	(159)	(1)
Amortization of deferred energy	46	7
Other, net	10	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	(154)	(83)
Inventories	(4)	5
Accrued property, income and other taxes	18	21
Accounts payable and other liabilities	194	116
Net cash flows from operating activities	224	310

Cash flows from investing activities:
Capital expenditures	(350)	(237)
Net cash flows from investing activities	(350)	(237)

Cash flows from financing activities:
Proceeds from long-term debt	300	—
Net repayment of short-term debt	(180)	—
Contributions from parent	25	—
Dividends paid	—	(13)
Other, net	(9)	(8)
Net cash flows from financing activities	136	(21)

Net change in cash and cash equivalents and restricted cash and cash equivalents	10	52
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	36
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$55	$88

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022.

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

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$42	$33
Restricted cash and cash equivalents included in other current assets	13	12
Total cash and cash equivalents and restricted cash and cash equivalents	$55	$45

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2022	2021
Utility plant:
Generation	30 - 55 years	$3,879	$3,793
Transmission	45 - 70 years	1,527	1,503
Distribution	20 - 65 years	4,021	3,920
General and intangible plant	5 - 65 years	834	836
Utility plant		10,261	10,052
Accumulated depreciation and amortization		(3,517)	(3,406)
Utility plant, net		6,744	6,646
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,745	6,647
Construction work-in-progress		370	244
Property, plant and equipment, net		$7,115	$6,891

(4)    Recent Financing Transactions

Long-Term Debt

In January 2022, Nevada Power entered into a $300 million secured delayed draw term loan facility maturing in January 2024. Amounts borrowed under the facility bear interest at variable rates based on the Secured Overnight Financing Rate ("SOFR") or a base rate, at Nevada Power's option, plus a pricing margin. In January 2022, Nevada Power borrowed $200 million under the facility at an initial interest rate of 0.55%. In May 2022, Nevada Power drew the remaining $100 million available under the facility at an initial interest rate of 1.24%. Nevada Power used the proceeds to repay amounts outstanding under its existing secured credit facility and for general corporate purposes.

Credit Facilities

In June 2022, Nevada Power amended and restated its existing $400 million secured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from the London Interbank Offered Rate to SOFR.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(10)	(11)	(10)	(11)
Other	1	—	1	—
Effective income tax rate	12%	10%	12%	10%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2021.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a separate return basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month period ended June 30, 2022, Nevada Power received net cash payments for federal income tax from BHE totaling $21 million. For the six-month period ended June 30, 2021, Nevada Power made net cash payments for federal income tax to BHE totaling $15 million.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Derivative
	Other		Contracts -	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2022
Not designated as hedging contracts(1):
Commodity assets	$—	$1	$—	$—	$1
Commodity liabilities	—	—	(122)	(54)	(176)
Total derivative - net basis	$—	$1	$(122)	$(54)	$(175)

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$4	$—	$—	$—	$4
Commodity liabilities	—	—	(55)	(62)	(117)
Total derivative - net basis	$4	$—	$(55)	$(62)	$(113)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of June 30, 2022 a regulatory asset of $175 million was recorded related to the net derivative liability of $175 million. As of December 31, 2021 a regulatory asset of $113 million was recorded related to the net derivative liability of $113 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2022	2021

Electricity purchases	Megawatt hours	3	1
Natural gas purchases	Decatherms	113	119

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels "credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2022, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $7 million and $6 million as of June 30, 2022 and December 31, 2021, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2022:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	34	—	—	34
Investment funds	3	—	—	3
	$37	$—	$1	$38

Liabilities - commodity derivatives	$—	$—	$(176)	$(176)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$—	$4	$4
Money market mutual funds	34	—	—	34
Investment funds	3	—	—	3
	$37	$—	$4	$41

Liabilities - commodity derivatives	$—	$—	$(117)	$(117)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2022 and December 31, 2021, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Beginning balance	$(168)	$27	$(113)	$15
Changes in fair value recognized in regulatory assets	(21)	(6)	(77)	5
Settlements	14	4	15	5
Ending balance	$(175)	$25	$(175)	$25

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

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,800	$2,807	$2,499	$3,067

(9)    Commitments and Contingencies

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

(10)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Customer Revenue:
Retail:
Residential	$353	$326	$566	$521
Commercial	131	110	226	194
Industrial	124	95	203	158
Other	3	3	4	6
Total fully bundled	611	534	999	879
Distribution only service	5	5	10	10
Total retail	616	539	1,009	889
Wholesale, transmission and other	18	15	34	29
Total Customer Revenue	634	554	1,043	918
Other revenue	5	5	11	11
Total revenue	$639	$559	$1,054	$929

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

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

Net income for the second quarter of 2022 was $76 million, a decrease of $6 million, or 7%, compared to 2021 primarily due to $7 million of unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, $4 million of lower utility margin and $3 million of higher depreciation and amortization, mainly due to higher plant placed in-service. Utility margin decreased primarily due to unfavorable price impacts from changes in sales mix, the unfavorable impact of weather and lower other retail revenue, partially offset by higher regulatory-related revenue deferrals, an increase in the average number of customers and favorable changes in customer usage patterns. These decreases are offset by $6 million of higher interest and dividend income, mainly from carrying charges on regulatory balances, and $2 million of lower operations and maintenance expenses, mainly due to lower plant operations and maintenance expenses, partially offset by higher earning sharing. Energy generated decreased 17% for the second quarter of 2022 compared to 2021 due to lower natural gas-fueled generation. Wholesale electricity sales volumes increased 136% and purchased electricity volumes increased 17%.

Net income for the first six months of 2022 was $74 million, a decrease of $10 million, or 12%, compared to 2021 primarily due to $10 million of unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, $6 million of lower utility margin and $5 million of higher depreciation and amortization, mainly due to higher plant placed in-service. Utility margin decreased primarily due to unfavorable price impacts from changes in sales mix, the unfavorable impact of weather and lower other retail revenue, partially offset by higher regulatory-related revenue deferrals, an increase in the average number of customers and favorable changes in customer usage patterns. These decreases are offset by $10 million of higher interest and dividend income, mainly from carrying charges on regulatory balances. Energy generated decreased 13% for the first six months of 2022 compared to 2021 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes increased 94% and purchased electricity volumes increased 22%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin:
Operating revenue	$639	$559	$80	14%	$1,054	$929	$125	13%
Cost of fuel and energy	336	252	84	33	548	417	131	31
Utility margin	303	307	(4)	(1)	506	512	(6)	(1)
Operations and maintenance	75	77	(2)	(3)	140	140	—	—
Depreciation and amortization	103	100	3	3	206	201	5	2
Property and other taxes	12	12	—	—	25	24	1	4
Operating income	$113	$118	$(5)	(4)%	$135	$147	$(12)	(8)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$639	$559	$80	14%	$1,054	$929	$125	13%
Cost of fuel and energy	336	252	84	33	548	417	131	31
Utility margin	$303	$307	$(4)	(1)%	$506	$512	$(6)	(1)%

Sales (GWhs):
Residential	2,612	2,807	(195)	(7)%	4,197	4,394	(197)	(4)%
Commercial	1,272	1,271	1	—	2,270	2,225	45	2
Industrial	1,409	1,310	99	8	2,584	2,367	217	9
Other	46	45	1	2	92	92	—	—
Total fully bundled(1)	5,339	5,433	(94)	(2)	9,143	9,078	65	1
Distribution only service	661	620	41	7	1,230	1,136	94	8
Total retail	6,000	6,053	(53)	(1)	10,373	10,214	159	2
Wholesale	210	89	121	*	335	173	162	94
Total GWhs sold	6,210	6,142	68	1%	10,708	10,387	321	3%

Average number of retail customers (in thousands)	1,000	982	18	2%	997	980	17	2%

Average revenue per MWh:
Retail - fully bundled(1)	$114.36	$98.10	$16.26	17%	$109.26	$96.86	$12.40	13%
Wholesale	$34.36	$42.94	$(8.58)	(20)%	$37.55	$46.09	$(8.54)	(19)%

Heating degree days	31	14	17	*	985	1,008	(23)	(2)%
Cooling degree days	1,322	1,477	(155)	(10)%	1,371	1,483	(112)	(8)%

Sources of energy (GWhs)(2)(3):
Natural gas	2,935	3,547	(612)	(17)%	5,313	6,081	(768)	(13)%
Renewables	20	20	—	—	34	36	(2)	(6)
Total energy generated	2,955	3,567	(612)	(17)	5,347	6,117	(770)	(13)
Energy purchased	2,472	2,104	368	17	4,233	3,459	774	22
Total	5,427	5,671	(244)	(4)%	9,580	9,576	4	—%

Average cost of energy per MWh(4):
Energy generated	$49.65	$21.82	$27.83	*	$46.19	$18.96	$27.23	*
Energy purchased	$76.63	$82.70	$(6.07)	(7)%	$71.07	$87.07	$(16.00)	(18)%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 360 GWhs and 249 GWhs of gas generated energy that is purchased at cost by related parties for the second quarter of 2022 and 2021, respectively. The average cost of energy per MWh and sources of energy excludes 784 GWhs and 932 GWhs of gas generated energy that is purchased at cost by related parties for the first six months of 2022 and 2021, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021
Utility margin decreased $4 million, or 1%, for the second quarter of 2022 compared to 2021 primarily due to:
•$7 million of lower electric retail utility margin due to unfavorable price impacts from changes in sales mix and lower retail customer volumes. Retail customer volumes, including distribution only service customers, decreased 0.9% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers and favorable changes in customer usage patterns;
•$3 million of lower energy efficiency program rates (offset in operations and maintenance expense); and
•$1 million of lower other retail revenue.
The decrease in utility margin was offset by:
•$7 million of higher regulatory-related revenue deferrals.

Operations and maintenance decreased $2 million, or 3%, for the second quarter of 2022 compared to 2021 primarily due to lower energy efficiency program costs (offset in operating revenue) and lower plant operations and maintenance expenses, partially offset by higher earnings sharing.

Depreciation and amortization increased $3 million, or 3%, for the second quarter of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest and dividend income increased $6 million for the second quarter of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net is unfavorable $7 million for the second quarter of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies.

First Six Months Ended June 30, 2022 Compared to First Six Months Ended June 30, 2021
Utility margin decreased $6 million, or 1%, for the first six months of 2022 compared to 2021 primarily due to:
•$5 million of lower energy efficiency program rates (offset in operations and maintenance expense);
•$4 million of lower electric retail utility margin due to unfavorable price impacts from changes in sales mix, offset by higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 1.6% primarily due to an increase in the average number of customers and favorable changes in customer usage patterns, offset by the unfavorable impact of weather; and
•$3 million of lower other retail revenue.
The decrease in utility margin was offset by:
•$5 million of higher regulatory-related revenue deferrals; and
•$1 million of higher transmission and wholesale revenue.

Operations and maintenance was consistent for the first six months of 2022 compared to 2021 primarily due to higher earnings sharing and higher plant operations and maintenance expenses, offset by lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $5 million, or 2%, for the first six months of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest and dividend income increased $10 million for the first six months of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net is unfavorable $10 million for the first six months of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies.

Liquidity and Capital Resources

As of June 30, 2022, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$42
Credit facility	400
Total net liquidity	442
Credit facility:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021 were $224 million and $310 million, respectively. The change was primarily due to higher payments related to fuel and energy costs and the timing of payments for operating costs, partially offset by higher collections from customers and lower payments for income taxes.

Investing Activities
Net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021 were $(350) million and $(237) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the six-month periods ended June 30, 2022 and 2021 were $136 million and $(21) million, respectively. The change was primarily due to higher proceeds from the issuance of long-term debt and contributions from NV Energy, Inc., partially offset by higher repayments of short-term debt.

Long-Term Debt

In January 2022, Nevada Power entered into a $300 million secured delayed draw term loan facility maturing in January 2024. Amounts borrowed under the facility bear interest at variable rates based on the Secured Overnight Financing Rate or a base rate, at Nevada Power's option, plus a pricing margin. In January 2022, Nevada Power borrowed $200 million under the facility at an initial interest rate of 0.55%. In May 2022, Nevada Power drew the remaining $100 million available under the facility at an initial interest rate of 1.24%. Nevada Power used the proceeds to repay amounts outstanding under its existing secured credit facility and for general corporate purposes.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022

Electric distribution	$87	$108	$234
Electric transmission	25	39	141
Solar generation	5	23	90
Other	120	180	359
Total	$237	$350	$824

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

Material Cash Requirements

As of June 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2022, the related consolidated statements of operations and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2022

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$17	$10
Trade receivables, net	127	128
Inventories	75	65
Regulatory assets	207	177
Other current assets	25	35
Total current assets	451	415

Property, plant and equipment, net	3,476	3,340
Regulatory assets	282	263
Other assets	206	205

Total assets	$4,415	$4,223

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$177	$147
Accrued property, income and other taxes	18	16
Short-term debt	—	159
Regulatory liabilities	18	19
Customer deposits	16	15
Derivative contracts	38	16
Other current liabilities	48	42
Total current liabilities	315	414

Long-term debt	1,148	1,164
Regulatory liabilities	435	444
Deferred income taxes	413	402
Other long-term liabilities	258	264
Total liabilities	2,569	2,688

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,451	1,111
Retained earnings	396	425
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,846	1,535

Total liabilities and shareholder's equity	$4,415	$4,223

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$230	$189	$457	$370
Regulated natural gas	28	20	80	59
Total operating revenue	258	209	537	429

Operating expenses:
Cost of fuel and energy	129	93	253	175
Cost of natural gas purchased for resale	16	8	50	29
Operations and maintenance	47	41	88	77
Depreciation and amortization	37	36	73	72
Property and other taxes	6	6	12	12
Total operating expenses	235	184	476	365

Operating income	23	25	61	64

Other income (expense):
Interest expense	(14)	(13)	(27)	(27)
Allowance for borrowed funds	—	1	1	1
Allowance for equity funds	2	2	4	3
Interest and dividend income	4	1	7	3
Other, net	—	2	2	6
Total other income (expense)	(8)	(7)	(13)	(14)

Income before income tax expense	15	18	48	50
Income tax expense	2	1	7	5
Net income	$13	$17	$41	$45

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2021	1,000	$—	$1,111	$329	$(1)	$1,439
Net income	—	—	—	17	—	17
Balance, June 30, 2021	1,000	$—	$1,111	$346	$(1)	$1,456

Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411
Net income	—	—	—	45	—	45
Balance, June 30, 2021	1,000	$—	$1,111	$346	$(1)	$1,456

Balance, March 31, 2022	1,000	$—	$1,241	$453	$(1)	$1,693
Net income	—	—	—	13	—	13
Dividends declared	—	—	—	(70)	—	(70)
Contributions	—	—	210	—	—	210
Balance, June 30, 2022	1,000	$—	$1,451	$396	$(1)	$1,846

Balance, December 31, 2021	1,000	$—	$1,111	$425	$(1)	$1,535
Net income	—	—	—	41	—	41
Dividends declared	—	—	—	(70)	—	(70)
Contributions	—	—	340	—	—	340
Balance, June 30, 2022	1,000	$—	$1,451	$396	$(1)	$1,846

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$41	$45
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	73	72
Allowance for equity funds	(4)	(3)
Changes in regulatory assets and liabilities	(8)	(20)
Deferred income taxes and amortization of investment tax credits	5	8
Deferred energy	(67)	(47)
Amortization of deferred energy	46	2
Other, net	2	(2)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(1)	(1)
Inventories	(10)	10
Accrued property, income and other taxes	3	(1)
Accounts payable and other liabilities	28	29
Net cash flows from operating activities	108	92

Cash flows from investing activities:
Capital expenditures	(191)	(128)
Net cash flows from investing activities	(191)	(128)

Cash flows from financing activities:
Proceeds from long-term debt	249	—
Long-term debt reacquired	(265)	—
Net (repayment of) proceeds from short-term debt	(159)	29
Dividends paid	(70)	—
Contributions from parent	340	—
Other, net	(4)	(4)
Net cash flows from financing activities	91	25

Net change in cash and cash equivalents and restricted cash and cash equivalents	8	(11)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	16	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$24	$15

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022.

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

	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$17	$10
Restricted cash and cash equivalents included in other current assets	7	6
Total cash and cash equivalents and restricted cash and cash equivalents	$24	$16

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2022	2021
Utility plant:
Electric generation	25 - 60 years	$1,297	$1,163
Electric transmission	50 - 100 years	976	940
Electric distribution	20 - 100 years	1,905	1,846
Electric general and intangible plant	5 - 70 years	213	204
Natural gas distribution	35 - 70 years	447	438
Natural gas general and intangible plant	5 - 70 years	15	14
Common general	5 - 70 years	376	370
Utility plant		5,229	4,975
Accumulated depreciation and amortization		(1,936)	(1,854)
Utility plant, net		3,293	3,121
Construction work-in-progress		183	219
Property, plant and equipment, net		$3,476	$3,340

(4)    Recent Financing Transactions

Long-Term Debt

In June 2022, Sierra Pacific purchased $60 million of its variable-rate tax-exempt Gas & Water Facilities Refunding Revenue Bonds, Series 2016B, due 2036, as required by the bond indenture. Sierra Pacific is holding this bond and can re-offer it at a future date.

In May 2022, Sierra Pacific issued $250 million of 4.71% General and Refunding Mortgage bonds, Series W, due 2052. The net proceeds were used to repay the outstanding $200 million unsecured loan with NV Energy, Inc., repay amounts outstanding under its existing revolving credit facility and for general corporate purposes.

In April 2022, Sierra Pacific entered into a $200 million unsecured loan with NV Energy payable upon demand. The net proceeds were used to purchase certain tax-exempt refunding revenue bond obligations that were subject to mandatory purchase by Sierra Pacific in April 2022. The loan has an underlying variable interest rate based on 30-day U.S. dollar deposits offered on the London Interbank Offer Rate ("LIBOR") market plus a spread of 0.75%.

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

Credit Facilities

In June 2022, Sierra Pacific amended and restated its existing $250 million secured credit facility expiring in June 2024. The amendment extended the expiration date to June 2025 and amended pricing from LIBOR to the Secured Overnight Financing Rate.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(8)	(11)	(7)	(9)
Income tax credits	—	(1)	—	—
Other	—	(3)	1	(2)
Effective income tax rate	13%	6%	15%	10%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a separate return basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month periods ended June 30, 2022 and 2021, Sierra Pacific made no net cash payments for federal income tax to BHE.

(6)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $2 million to the Other Postretirement Plans for the six-month period ended June 30, 2022. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2022	2021
Qualified Pension Plan:
Other non-current assets	$64	$62

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(7)	(7)

Other Postretirement Plans:
Other long-term liabilities	(8)	(10)

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Derivative
	Other		Contracts -	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total

As of June 30, 2022
Not designated as hedging contracts(1):
Commodity assets	$—	$1	$—	$—	$1
Commodity liabilities	—	—	(38)	(17)	(55)
Total derivative - net basis	$—	$1	$(38)	$(17)	$(54)

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$2	$—	$—	$—	$2
Commodity liabilities	—	—	(16)	(19)	(35)
Total derivative - net basis	$2	$—	$(16)	$(19)	$(33)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of June 30, 2022 a net regulatory asset of $54 million was recorded related to the net derivative liability of $54 million. As of December 31, 2021 a net regulatory asset of $33 million was recorded related to the net derivative liability of $33 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2022	2021

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	50	53

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2022, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million as of June 30, 2022 and December 31, 2021, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2022:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	14	—	—	14
Investment funds	1	—	—	1
	$15	$—	$1	$16

Liabilities - commodity derivatives	$—	$—	$(55)	$(55)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds	10	—	—	10
Investment funds	1	—	—	1
	$11	$—	$2	$13

Liabilities - commodity derivatives	$—	$—	$(35)	$(35)

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Beginning balance	$(52)	$12	$(33)	$7
Changes in fair value recognized in regulatory assets	(7)	(1)	(26)	4
Settlements	5	1	5	1
Ending balance	$(54)	$12	$(54)	$12

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

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,148	$1,164	$1,164	$1,316

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

(10)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 11 (in millions):

	Three-Month Periods
	Ended June 30,
	2022			2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$79	$19	$98	$68	$13	$81
Commercial	82	6	88	64	5	69
Industrial	53	3	56	42	2	44
Other	1	—	1	1	—	1
Total fully bundled	215	28	243	175	20	195
Distribution only service	1	—	1	1	—	1
Total retail	216	28	244	176	20	196
Wholesale, transmission and other	14	—	14	12	—	12
Total Customer Revenue	230	28	258	188	20	208
Other revenue	—	—	—	1	—	1
Total revenue	$230	$28	$258	$189	$20	$209

	Six-Month Periods
	Ended June 30,
	2022			2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$162	$51	$213	$138	$38	$176
Commercial	151	21	172	117	15	132
Industrial	102	7	109	81	5	86
Other	3	—	3	3	—	3
Total fully bundled	418	79	497	339	58	397
Distribution only service	3	—	3	2	—	2
Total retail	421	79	500	341	58	399
Wholesale, transmission and other	35	—	35	28	—	28
Total Customer Revenue	456	79	535	369	58	427
Other revenue	1	1	2	1	1	2
Total revenue	$457	$80	$537	$370	$59	$429

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$230	$189	$457	$370
Regulated natural gas	28	20	80	59
Total operating revenue	$258	$209	$537	$429

Operating income:
Regulated electric	$19	$21	$49	$52
Regulated natural gas	4	4	12	12
Total operating income	23	25	61	64
Interest expense	(14)	(13)	(27)	(27)
Allowance for borrowed funds	—	1	1	1
Allowance for equity funds	2	2	4	3
Interest and dividend income	4	1	7	3
Other, net	—	2	2	6
Income before income tax expense	$15	$18	$48	$50

	As of
	June 30,	December 31,
	2022	2021
Assets:
Regulated electric	$3,995	$3,829
Regulated natural gas	385	365
Other(1)	35	29
Total assets	$4,415	$4,223

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

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

Net income for the second quarter of 2022 was $13 million, a decrease of $4 million, or 24%, compared to 2021 primarily due to $6 million of higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses, $2 million of unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, and higher income tax expense, partially offset by $4 million of higher electric utility margin and higher interest and dividend income, mainly from carrying charges on regulatory balances. Electric utility margin increased primarily due to higher regulatory-related revenue deferrals and an increase in the average number of customers, partially offset by the unfavorable impact of weather, unfavorable price impacts from changes in sales mix and unfavorable changes in customer usage patterns. Energy generated decreased 33% for the second quarter of 2022 compared to 2021 primarily due to lower natural gas- and coal-fueled generation. Wholesale electricity sales volumes decreased 9% and purchased electricity volumes increased 38%.

Net income for the first six months of 2022 was $41 million, a decrease of $4 million, or 9%, compared to 2021 primarily due to $11 million of higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses and higher earnings sharing, $4 million of unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, and higher income tax expense, partially offset by $9 million of higher electric utility margin, $4 million of higher interest and dividend income, mainly from carrying charges on regulatory balances, and higher allowance for equity funds, mainly due to higher construction work-in-progress. Electric utility margin increased primarily due to higher transmission and wholesale revenue, higher regulatory-related revenue deferrals and an increase in the average number of customers, partially offset by the unfavorable impact of weather, unfavorable price impacts from changes in sales mix and unfavorable changes in customer usage patterns. Energy generated decreased 18% for the first six months of 2022 compared to 2021 primarily due to lower natural gas-fueled generation, partially offset by higher coal-fueled generation. Wholesale electricity sales volumes increased 35% and purchased electricity volumes increased 4%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Electric utility margin:
Operating revenue	$230	$189	$41	22%	$457	$370	$87	24%
Cost of fuel and energy	129	93	36	39	253	175	78	45
Electric utility margin	101	96	5	5%	204	195	9	5%

Natural gas utility margin:
Operating revenue	28	20	8	40%	80	59	21	36%
Natural gas purchased for resale	16	8	8	100	50	29	21	72
Natural gas utility margin	12	12	—	—%	30	30	—	—%

Utility margin	113	108	5	5%	234	225	9	4%

Operations and maintenance	47	41	6	15%	88	77	11	14%
Depreciation and amortization	37	36	1	3	73	72	1	1
Property and other taxes	6	6	—	—	12	12	—	—
Operating income	$23	$25	$(2)	(8)%	$61	$64	$(3)	(5)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$230	$189	$41	22%	$457	$370	$87	24%
Cost of fuel and energy	129	93	36	39	253	175	78	45
Utility margin	$101	$96	$5	5%	$204	$195	$9	5%

Sales (GWhs):
Residential	573	626	(53)	(8)%	1,236	1,297	(61)	(5)%
Commercial	778	788	(10)	(1)	1,478	1,465	13	1
Industrial	721	900	(179)	(20)	1,476	1,797	(321)	(18)
Other	3	3	—	—	7	7	—	—
Total fully bundled(1)	2,075	2,317	(242)	(10)	4,197	4,566	(369)	(8)
Distribution only service	752	420	332	79	1,337	817	520	64
Total retail	2,827	2,737	90	3	5,534	5,383	151	3
Wholesale	114	125	(11)	(9)	405	300	105	35
Total GWhs sold	2,941	2,862	79	3%	5,939	5,683	256	5%

Average number of retail customers (in thousands)	370	365	5	1%	370	364	6	2%

Average revenue per MWh:
Retail - fully bundled(1)	$103.25	$75.42	$27.83	37%	$99.79	$74.31	$25.48	34%
Wholesale	$65.84	$52.18	$13.66	26%	$55.28	$56.84	$(1.56)	(3)%

Heating degree days	661	498	163	33%	2,698	2,696	2	—%
Cooling degree days	214	369	(155)	(42)%	214	369	(155)	(42)%

Sources of energy (GWhs)(2):
Natural gas	707	1,133	(426)	(38)%	1,697	2,215	(518)	(23)%
Coal	352	436	(84)	(19)	505	465	40	9
Renewables(3)	8	13	(5)	(38)	13	19	(6)	(32)
Total energy generated	1,067	1,582	(515)	(33)	2,215	2,699	(484)	(18)
Energy purchased	1,590	1,149	441	38	2,623	2,522	101	4
Total	2,657	2,731	(74)	(3)%	4,838	5,221	(383)	(7)%

Average cost of energy per MWh(4):
Energy generated	$47.59	$23.88	$23.71	99%	$53.95	$24.44	$29.51	*
Energy purchased	$49.73	$48.21	$1.52	3%	$51.09	$43.16	$7.93	18%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    Includes the Fort Churchill Solar Array which was under lease by Sierra Pacific until it was acquired in December 2021.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$28	$20	$8	40%	$80	$59	$21	36%
Natural gas purchased for resale	16	8	8	*	50	29	21	72
Utility margin	$12	$12	$—	—%	$30	$30	$—	—%

Sold (000's Dths):
Residential	1,797	1,450	347	24%	6,349	6,108	241	4%
Commercial	751	775	(24)	(3)	3,263	3,079	184	6
Industrial	402	395	7	2	1,055	1,140	(85)	(7)
Total retail	2,950	2,620	330	13%	10,667	10,327	340	3%

Average number of retail customers (in thousands)	179	177	2	1%	179	176	3	2%

Average revenue per retail Dth sold	$9.47	$7.62	$1.85	24%	$7.46	$5.69	$1.77	31%

Heating degree days	661	498	163	33%	2,698	2,696	2	—%

Average cost of natural gas per retail Dth sold	$5.48	$3.21	$2.27	71%	$4.67	$2.86	$1.81	63%
*    Not meaningful

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021

Electric utility margin increased $5 million, or 5%, for the second quarter of 2022 compared to 2021 primarily due to:
•$5 million of higher ON Line temporary rider (offset in operations and maintenance expense) for the recovery of deferred costs for the ON Line lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific and
•$4 million of higher regulatory-related revenue deferrals.
The increase in utility margin was offset by:
•$3 million of lower electric retail utility margin due to unfavorable price impacts from changes in sales mix, offset by higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 3.3% primarily due to an increase in the average number of customers, offset by the unfavorable impact of weather and unfavorable changes in customer usage patterns and
•$1 million of lower energy efficiency programs rates (offset in operations and maintenance expense).

Operations and maintenance increased $6 million, or 15%, for the second quarter of 2022 compared to 2021 primarily due to higher regulatory-approved cost recovery for the ON Line lease of $5 million (offset in operating revenue) and higher plant operations and maintenance expenses, partially offset by lower energy efficiency program costs (offset in operating revenue).

Interest and dividend income increased $3 million for the second quarter of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net is unfavorable $2 million, for the second quarter of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies and higher pension costs.

Income tax expense increased $1 million for the second quarter of 2022 compared to 2021 primarily due to the effects of ratemaking, offset by lower pretax income. The effective tax rate was 13% in 2022 and 6% in 2021.

First Six Months Ended June 30, 2022 Compared to First Six Months Ended June 30, 2021

Electric utility margin increased $9 million, or 5%, for the first six months of 2022 compared to 2021 primarily due to:
•$5 million of higher ON Line temporary rider (offset in operations and maintenance expense) for the recovery of deferred costs for the ON Line lease due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific;
•$3 million of higher transmission and wholesale revenue;
•$3 million of higher regulatory-related revenue deferrals; and
•$2 million of higher energy efficiency implementation rates.
The increase in utility margin was offset by:
•$2 million of lower electric retail utility margin due to unfavorable price impacts from changes in sales mix, offset by higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 2.8% primarily due to an increase in the average number of customers, offset by the unfavorable impact of weather and unfavorable changes in customer usage patterns and
•$2 million of lower energy efficiency programs rates (offset in operations and maintenance expense).

Operations and maintenance increased $11 million, or 14%, for the first six months of 2022 compared to 2021 primarily due to higher regulatory-approved cost recovery for the ON Line lease of $5 million (offset in operating revenue), higher plant operations and maintenance expenses of $5 million and higher earnings sharing, partially offset by lower energy efficiency program costs (offset in operating revenue).

Interest and dividend income increased $4 million for the first six months of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net unfavorable $4 million, or 67%, for the first six months of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies and higher pension costs.

Income tax expense increased $2 million, or 40%, for the first six months of 2022 compared to 2021 primarily due to the effects of ratemaking, offset by lower pretax income. The effective tax rate was 15% in 2022 and 10% in 2021.

Liquidity and Capital Resources

As of June 30, 2022, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$17
Credit facility	250
Total net liquidity	$267
Credit facility:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021 were $108 million and $92 million, respectively. The change was primarily due to higher collections from customers, partially offset by higher payments related to fuel and energy costs and the timing of payments for operating costs.

Investing Activities
Net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021 were $(191) million and $(128) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the six-month periods ended June 30, 2022 and 2021 were $91 million and $25 million, respectively. The change was primarily due to contributions from NV Energy, Inc. and higher proceeds from the issuance of long-term debt, partially offset by higher long-term debt reacquired, higher repayments of short-term debt and higher dividends paid to NV Energy, Inc.

Long-Term Debt

In June 2022, Sierra Pacific purchased $60 million of its variable-rate tax-exempt Gas & Water Facilities Refunding Revenue Bonds, Series 2016B, due 2036, as required by the bond indenture. Sierra Pacific is holding this bond and can re-offer it at a future date.

In May 2022, Sierra Pacific issued $250 million of 4.71% General and Refunding Mortgage bonds, Series W, due 2052. The net proceeds were used to repay the outstanding $200 million unsecured loan with NV Energy, Inc., repay amounts outstanding under its existing revolving credit facility and for general corporate purposes.

In April 2022, Sierra Pacific entered into a $200 million unsecured loan with NV Energy payable upon demand. The net proceeds were used to purchase certain tax-exempt refunding revenue bond obligations that were subject to mandatory purchase by Sierra Pacific in April 2022. The loan has an underlying variable interest rate based on 30-day U.S. dollar deposits offered on the London Interbank Offered Rate market plus a spread of 0.75%.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022

Electric distribution	$42	$46	$114
Electric transmission	31	45	104
Other	55	100	186
Total	$128	$191	$404

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

Material Cash Requirements

As of June 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of June 30, 2022, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 5, 2022

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$106	$22
Trade receivables, net	174	183
Receivables from affiliates	26	47
Notes receivable from affiliates	198	7
Inventories	127	122
Natural gas imbalances	194	100
Other current assets	126	140
Total current assets	951	621

Property, plant and equipment, net	10,131	10,200
Goodwill	1,286	1,286
Investments	419	412
Other assets	140	129

Total assets	$12,927	$12,648

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$45	$79
Accounts payable to affiliates	20	38
Accrued interest	14	19
Accrued property, income and other taxes	78	89
Regulatory liabilities	49	40
Current portion of long-term debt	250	—
Other current liabilities	187	100
Total current liabilities	643	365

Long-term debt	3,636	3,906
Regulatory liabilities	640	645
Other long-term liabilities	291	238
Total liabilities	5,210	5,154

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	3,733	3,501
Accumulated other comprehensive loss, net	(39)	(43)
Total member's equity	3,694	3,458
Noncontrolling interests	4,023	4,036
Total equity	7,717	7,494

Total liabilities and equity	$12,927	$12,648

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Operating revenue	$504	$437	$986	$923

Operating expenses:
Excess gas	(21)	(10)	(22)	(10)
Operations and maintenance	124	113	242	237
Depreciation and amortization	80	81	165	161
Property and other taxes	37	38	66	77
Total operating expenses	220	222	451	465

Operating income	284	215	535	458

Other income (expense):
Interest expense	(36)	(42)	(72)	(86)
Allowance for equity funds	1	1	3	3
Other, net	—	1	(1)	2
Total other income (expense)	(35)	(40)	(70)	(81)

Income before income tax expense and equity income	249	175	465	377
Income tax expense	37	22	67	49
Equity income	9	7	28	23
Net income	221	160	426	351
Net income attributable to noncontrolling interests	118	100	229	202
Net income attributable to Eastern Energy Gas	$103	$60	$197	$149

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Net income	$221	$160	$426	$351

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $—, $— and $—	—	2	1	4
Unrealized (losses) gains on cash flow hedges, net of tax of $—, $—, $1 and $3	(1)	3	3	13
Total other comprehensive (loss) income, net of tax	(1)	5	4	17

Comprehensive income	220	165	430	368
Comprehensive income attributable to noncontrolling interests	118	100	229	206
Comprehensive income attributable to Eastern Energy Gas	$102	$65	$201	$162

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, March 31, 2021	$3,035	$(45)	$4,088	$7,078
Net income	60	—	100	160
Other comprehensive income	—	5	—	5
Contributions	271	—	—	271
Distributions	—	—	(116)	(116)
Balance, June 30, 2021	$3,366	$(40)	$4,072	$7,398

Balance, December 31, 2020	$2,957	$(53)	$4,091	$6,995
Net income	149	—	202	351
Other comprehensive income	—	13	4	17
Contributions	282	—	—	282
Distributions	(22)	—	(225)	(247)
Balance, June 30, 2021	$3,366	$(40)	$4,072	$7,398

Balance, March 31, 2022	$3,595	$(38)	$4,033	$7,590
Net income	103	—	118	221
Other comprehensive loss	—	(1)	—	(1)
Contributions	68	—	—	68
Distributions	(33)	—	(128)	(161)
Balance, June 30, 2022	$3,733	$(39)	$4,023	$7,717

Balance, December 31, 2021	$3,501	$(43)	$4,036	$7,494
Net income	197	—	229	426
Other comprehensive income	—	4	—	4
Contributions	68	—	—	68
Distributions	(33)	—	(242)	(275)
Balance, June 30, 2022	$3,733	$(39)	$4,023	$7,717

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$426	$351
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	2	3
Depreciation and amortization	165	161
Allowance for equity funds	(3)	(3)
Equity income, net of distributions	(5)	(3)
Changes in regulatory assets and liabilities	(2)	1
Deferred income taxes	52	118
Other, net	5	(9)
Changes in other operating assets and liabilities:
Trade receivables and other assets	4	65
Derivative collateral, net	(3)	(1)
Accrued property, income and other taxes	(3)	(63)
Accounts payable and other liabilities	43	(39)
Net cash flows from operating activities	681	581

Cash flows from investing activities:
Capital expenditures	(151)	(150)
Repayment of notes by affiliates	15	268
Notes to affiliates	(204)	(158)
Other, net	(7)	(12)
Net cash flows from investing activities	(347)	(52)

Cash flows from financing activities:
Repayments of long-term debt	—	(500)
Repayment of notes payable, net	—	(9)
Proceeds from equity contributions	—	256
Distributions	(242)	(225)
Other, net	—	(2)
Net cash flows from financing activities	(242)	(480)

Net change in cash and cash equivalents and restricted cash and cash equivalents	92	49
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	39	48
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$131	$97

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2022 and for the three- and six-month periods ended June 30, 2022 and 2021. The results of operations for the three- and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' assumptions regarding significant accounting estimates and policies during the six-month period ended June 30, 2022.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2022	2021
Utility Plant:
Interstate natural gas pipeline assets	21 - 44 years	$8,728	$8,675
Intangible plant	5 - 10 years	106	110
Utility plant in-service		8,834	8,785
Accumulated depreciation and amortization		(2,962)	(2,901)
Utility plant in-service, net		5,872	5,884

Nonutility Plant:
LNG facility	40 years	4,484	4,475
Intangible plant	14 years	25	25
Nonutility plant in-service		4,509	4,500
Accumulated depreciation and amortization		(484)	(423)
Nonutility plant in-service, net		4,025	4,077

Plant, net		9,897	9,961
Construction work-in-progress		234	239
Property, plant and equipment, net		$10,131	$10,200

Construction work-in-progress includes $200 million and $209 million as of June 30, 2022 and December 31, 2021, respectively, related to the construction of utility plant.
(3)    Regulatory Matters

In September 2021, Eastern Gas Transmission and Storage, Inc. ("EGTS") filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund and the outcome of hearing procedures. In June 2022, the parties reached an agreement in principle and the litigation procedural schedule was ordered held in abeyance for 90 days to enable the parties to finalize a settlement. The settlement is expected to be filed by September 30, 2022. As of June 30, 2022, EGTS' provision for rate refund for April 2022 through June 2022 totaled $35 million and was included in other current liabilities on the Consolidated Balance Sheet.

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

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2022	2021
Investments:
Investment funds	$13	$13

Equity method investments:
Iroquois	406	399
Total investments	419	412

Restricted cash and cash equivalents:
Customer deposits	25	17
Total restricted cash and cash equivalents	25	17

Total investments and restricted cash and cash equivalents	$444	$429

Reflected as:
Current assets	$25	$17
Noncurrent assets	419	412
Total investments and restricted cash and cash equivalents	$444	$429
Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut.

As of both June 30, 2022 and December 31, 2021, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $23 million and $20 million for the six-month periods ended June 30, 2022 and 2021, respectively.

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

	As of
	June 30,	December 31,
	2022	2021

Cash and cash equivalents	$106	$22
Restricted cash and cash equivalents included in other current assets	25	17
Total cash and cash equivalents and restricted cash and cash equivalents	$131	$39

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	3	2	4	3
Equity interest	1	1	1	1
Effects of ratemaking	—	(1)	(2)	(1)
Noncontrolling interest	(10)	(12)	(10)	(11)
Other, net	—	2	—	—
Effective income tax rate	15%	13%	14%	13%

For the period ended June 30, 2022, Eastern Energy Gas' reconciliation of the federal statutory income tax rate to the effective income tax rate is driven primarily by an absence of tax on income attributable to Cove Point's 75% noncontrolling interest.

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $6 million to the MidAmerican Energy Company Retirement Plan and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the six-month period ended June 30, 2022. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of both June 30, 2022 and December 31, 2021, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $95 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2022:
Assets:
Money market mutual funds	$66	$—	$—	$66
Equity securities:
Investment funds	13	—	—	13
	$79	$—	$—	$79

Liabilities:
Commodity derivatives	$—	$(1)	$—	$(1)
Foreign currency exchange rate derivatives	—	(19)	—	(19)
	$—	$(20)	$—	$(20)

As of December 31, 2021:
Assets:
Foreign currency exchange rate derivatives	$—	$3	$—	$3
Equity securities:
Investment funds	13	—	—	13
	$13	$3	$—	$16

Liabilities:
Foreign currency exchange rate derivatives	$—	$(3)	$—	$(3)
	$—	$(3)	$—	$(3)

Eastern Energy Gas' investments in money market mutual funds and investment funds are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

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

	As of June 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,886	$3,656	$3,906	$4,266

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Customer Revenue:
Regulated:
Gas transportation and storage	$286	$246	$571	$525
Wholesale	—	—	—	17
Total regulated	286	246	571	542
Nonregulated	216	190	419	380
Total Customer Revenue	502	436	990	922
Other revenue(1)	2	1	(4)	1
Total operating revenue	$504	$437	$986	$923

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2022 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$2,228	$16,609	$18,837

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net
Balance, December 31, 2020	$(12)	$(51)	$10	$(53)
Other comprehensive income (loss)	4	13	(4)	13
Balance, June 30, 2021	$(8)	$(38)	$6	$(40)

Balance, December 31, 2021	$(6)	$(42)	$5	$(43)
Other comprehensive income	1	3	—	4
Balance, June 30, 2022	$(5)	$(39)	$5	$(39)

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

Results of Operations for the Second Quarter and First Six Months of 2022 and 2021

Overview

Net income attributable to Eastern Energy Gas for the second quarter of 2022 was $103 million, an increase of $43 million compared to 2021. Net income increased primarily due to higher margins from regulated gas transportation and storage operations of $52 million, partially offset by an increase in income tax expense of $15 million primarily due to higher pre-tax income.

Net income attributable to Eastern Energy Gas for the first six months of 2022 was $197 million, an increase of $48 million compared to 2021. Net income increased primarily due to higher margins from regulated gas transportation and storage operations of $37 million, lower interest expense of $13 million primarily due to the repayment of long-term debt in the second quarter of 2021 and lower than estimated 2021 tax assessments of $11 million, partially offset by an increase in income tax expense of $18 million primarily due to higher pre-tax income.

Quarter Ended June 30, 2022 Compared to Quarter Ended June 30, 2021

Operating revenue increased $67 million, or 15%, for the second quarter of 2022 compared to 2021, primarily due to an increase in regulated gas transportation and storage services rates due to an agreement in principle for EGTS' general rate case of $25 million, an increase in Cove Point liquefied natural gas variable revenue of $25 million, an increase in variable revenue related to park and loan activity of $6 million and a $4 million increase from the West Loop transmission pipeline being placed into service in the third quarter of 2021.

Excess gas increased $11 million for the second quarter of 2022 compared to 2021, primarily due to favorable valuations of system gas of $27 million, partially offset by a decrease in retained volumes of $16 million.

Operations and maintenance increased $11 million, or 10%, for the second quarter of 2022 compared to 2021, primarily due to a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC of $11 million and an increase in post-retirement benefit related costs of $6 million, partially offset by bank and legal fees recorded in 2021 related to Eastern Energy Gas' debt exchange of $4 million.

Depreciation and amortization decreased $1 million, or 1%, for the second quarter of 2022 compared to 2021, primarily due to a decrease due to an agreement in principle for EGTS' general rate case of $6 million, partially offset by higher plant placed in-service of $5 million.

Interest expense decreased $6 million, or 14%, for the second quarter of 2022 compared to 2021, primarily due to the repayment of $500 million of long-term debt in the second quarter of 2021.

Income tax expense increased $15 million, or 68%, for the second quarter of 2022 compared to 2021, primarily due to higher pre-tax income. The effective tax rate was 15% for the second quarter of 2022 and 13% for the second quarter of 2021.

Net income attributable to noncontrolling interests increased $18 million, or 18%, for the second quarter of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue.

First Six Months Ended June 30, 2022 Compared to First Six Months Ended June 30, 2021

Operating revenue increased $63 million, or 7%, for the first six months of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue of $38 million, an increase in regulated gas transportation and storage services rates due to an agreement in principle for EGTS' general rate case of $25 million, an increase in variable revenue related to park and loan activity of $11 million and a $7 million increase from the West Loop transmission pipeline being placed into service in the third quarter of 2021, partially offset by a decrease in regulated gas sales of $17 million for operational and system balancing purposes due to decreased volumes.

Excess gas increased $12 million for the first six months of 2022 compared to 2021, primarily due to a decrease in volumes sold of $14 million and favorable valuations of system gas of $18 million, partially offset by an unfavorable change to volumes of $20 million.

Operations and maintenance increased $5 million, or 2%, for the first six months of 2022 compared to 2021, primarily due to a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC of $11 million, partially offset by bank and legal fees recorded in 2021 related to Eastern Energy Gas' debt exchange of $4 million.

Depreciation and amortization increased $4 million, or 2%, for the first six months of 2022 compared to 2021, primarily due to higher plant placed in-service of $10 million, partially offset by a decrease due to an agreement in principle for EGTS' general rate case of $6 million.

Property and other taxes decreased $11 million, or 14%, for the first six months of 2022 compared to 2021, primarily due to lower than estimated 2021 tax assessments.

Interest expense decreased $14 million, or 16%, for the first six months of 2022 compared to 2021, primarily due to the repayment of $500 million of long-term debt in the second quarter of 2021.

Income tax expense increased $18 million, or 37%, for the first six months of 2022 compared to 2021, primarily due to higher pre-tax income. The effective tax rate was 14% for the first six months of 2022 and 13% for the first six months of 2021.

Net income attributable to noncontrolling interests increased $27 million, or 13%, for the first six months of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue.

Liquidity and Capital Resources

As of June 30, 2022, Eastern Energy Gas' total net liquidity was $506 million as follows (in millions):

Cash and cash equivalents	$106
Intercompany revolving credit agreement	400
Total net liquidity	$506

Intercompany revolving credit agreement:
Maturity date	2022

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2022 and 2021 were $681 million and $581 million, respectively. The change is primarily due to the timing of income tax payments, the impacts from the proposed rates in effect April 1, 2022 for the EGTS general rate case and other working capital adjustments.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2022 and 2021 were $(347) million and $(52) million, respectively. The increase is primarily due to a decrease in repayments of loans by affiliates of $253 million and an increase in loans to its parent under an intercompany revolving credit agreement of $46 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2022 were $(242) million and consisted of distributions to noncontrolling interests from Cove Point.

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

Future Uses of Cash

Eastern Energy Gas has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, intercompany revolving credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, investments, debt retirements and other capital requirements. The availability and terms under which Eastern Energy Gas and each subsidiary has access to external financing depends on a variety of factors, including regulatory approvals, Eastern Energy Gas' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the natural gas transportation pipeline and storage and LNG export, import and storage industries.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2021	2022	2022

Natural gas transmission and storage	$11	$23	$51
Other	139	128	314
Total	$150	$151	$365

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

Material Cash Requirements

As of June 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021, other than natural gas supply and transportation cash requirements increasing $87 million, primarily due to rate increases for pipeline transportation and storage purchase obligations as a result of a recent rate case.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2021. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 7 of the Notes to Consolidated Financial Statements of Nevada Power and Note 7 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2022.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company and Eastern Energy Gas Holdings, LLC carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

Berkshire Hathaway Energy and PacifiCorp

On September 30, 2020, a putative class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20cv33885, Circuit Court, Multnomah County, Oregon. The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain, South Obenchain, Two Four Two and Santiam Canyon (also known as Beachie Creek) fires, as well as to add claims for noneconomic damages. The amended complaint alleges that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020 and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks the following damages for the plaintiffs and the putative class: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities, in excess of $1 billion; (ii) damages for real and personal property and other economic losses of not less than $600 million; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of timber, trees and shrubbery; (v) double the damages for the costs of litigation and reforestation; (vi) prejudgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The plaintiffs demand a trial by jury and have reserved their right to further amend the complaint to allege claims for punitive damages. In May 2022, the Multnomah Circuit Court granted issue class certification and consolidated this case with others as described below. PacifiCorp requested an immediate appeal of the issue class certification before the Oregon Court of Appeals.

On August 20, 2021, a complaint against PacifiCorp was filed, captioned Shylo Salter et al. v. PacifiCorp, Case No. 21cv33595, Multnomah County, Oregon, in which two complaints, Case No. 21cv09339 and Case No. 21cv09520, previously filed in Circuit Court, Marion County, Oregon, were combined. The plaintiffs voluntarily dismissed the previously filed complaints in Marion County, Oregon. The refiled complaint was filed by Oregon residents and businesses who allege that they were injured by the Beachie Creek Fire, which the plaintiffs allege began on or around September 7, 2020, but which government reports indicate began on or around August 16, 2020. The complaint alleges that PacifiCorp's assets contributed to the Beachie Creek Fire and that PacifiCorp acted with gross negligence, among other things. The complaint seeks the following damages: (i) damages related to real and personal property in an amount determined by the jury to be fair and reasonable, estimated not to exceed $75 million; (ii) other economic losses in an amount determined by the jury to be fair and reasonable, but not to exceed $75 million; (iii) noneconomic damages in the amount determined by the jury to be fair and reasonable, but not to exceed $500 million; (iv) double the damages for economic and property damages under specified Oregon statutes; (v) alternatively, treble the damages under specified Oregon statutes; (vi) attorneys' fees and other costs; and (vii) pre- and post-judgment interest. The plaintiffs demand a trial by jury and have reserved their right to amend the complaint with an intent to add a claim for punitive damages. In May 2022, this case was consolidated with others as described below.

In May 2022, the Multnomah Circuit Court granted plaintiffs' motion to consolidate Shylo Salter et al. v. PacifiCorp, Case No. 21cv33595 (described above) and Amy Allen, et al. v. PacifiCorp, Case No. 20cv37430 ("Allen") into Jeanyne James et al. v. PacifiCorp et al., Case No. 20cv33885 (described above). Plaintiffs' motion to bifurcate issues for trial between class-wide liability and individual damages was also granted. The Allen case was filed by five individuals as amended in September 2021 claiming in excess of $32 million in economic and noneconomic damages, as well as claims for statutory doubling or trebling of damages, attorneys' fees and other costs and pre- and post-judgment interest.

In June 2022, an amended complaint against PacifiCorp was filed, captioned Tim Goforth et al. v. PacifiCorp, Case No. 20cv37637, Douglas County, Oregon, in which a previously filed complaint associated with the Archie Creek Fire, Susan Creek Fire and Smith Springs Road Fire in Douglas County in September 2020 was amended to add punitive damages. The complaint alleges (i) PacifiCorp's conduct not only constituted common law negligence but gross negligence and contributed to or was the cause of ignition and spread of the aforementioned fires; (ii) PacifiCorp violated certain Oregon rules and regulations; and (iii) as an alternative to negligence, inverse condemnation. The complaint seeks the following damages: (i) economic and property damages of $11 million under a determination of negligence or inverse condemnation and subject to doubling under Oregon statute if applicable; (ii) doubling of those economic and property damages to $22 million under a determination of gross negligence; (iii) damages for injuries in excess of $47 million; (iv) punitive damages not to exceed 10 times the amount of non-economic damages awarded; (v) all costs of the lawsuit; (vi) pre- and post-judgment interest as allowed by law; and (vii) attorneys' fees and other costs.

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

4.2
Trust Deed, dated as of April 1, 2022, among Northern Powergrid (Northeast) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £350,000,000 in principal amount of the 3.250% Bonds due 2052 (incorporated by reference to Exhibit 4.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

10.1
$3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2022, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Bank, Ltd. as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

10.2
$1,200,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2022, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JP Morgan Chase Bank, N.A. as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

10.3
$1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2022, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd. as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.4
$400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2022, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

SIERRA PACIFIC

10.5
$200,000,000 Demand Promissory Note, dated as of April 14, 2022, among Sierra Pacific Power Company, as the Maker, and NV Energy Inc., as the Holder (incorporated by reference to Exhibit 10.1 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.3
Bond Purchase Agreement, dated as of May 31, 2022, by and among Sierra Pacific Power Company and the Purchasers, relating to the $250,000,000 in principal amount of the 4.71% General and Refunding Mortgage Bonds due 2052 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 3, 2022).

4.4
Third Supplemental Indenture, dated as of May 31, 2022, by and between Sierra Pacific Power Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 3, 2022).

4.5
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 4.71% General and Refunding Mortgage Bonds, Series W, due 2052 (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 3, 2022).

10.6
$250,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2022, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 5, 2022	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 5, 2022	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 5, 2022	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 5, 2022	/s/ Michael E. Cole
Michael E. Cole
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 5, 2022	/s/ Michael E. Cole
Michael E. Cole
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: August 5, 2022	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)