Form 10-Q
period 2022-09-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2022-11-07
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
or
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
(A Virginia Limited Liability Company)
6603 West Broad Street
Richmond, Virginia 23230
804-613-5100

333-266049	EASTERN GAS TRANSMISSION AND STORAGE, INC.	55-0629203
(A Delaware Corporation)
6603 West Broad Street
Richmond, Virginia 23230
804-613-5100

N/A
(Former name or former address, if changed from last report)

Registrant	Securities registered pursuant to Section 12(b) of the Act:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	None
SIERRA PACIFIC POWER COMPANY	None
EASTERN ENERGY GAS HOLDINGS, LLC	None
EASTERN GAS TRANSMISSION AND STORAGE, INC.	None

Registrant	Name of exchange on which registered:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	None
SIERRA PACIFIC POWER COMPANY	None
EASTERN ENERGY GAS HOLDINGS, LLC	None
EASTERN GAS TRANSMISSION AND STORAGE, INC.	None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Registrant	Yes	No
BERKSHIRE HATHAWAY ENERGY COMPANY	☒
PACIFICORP	☒
MIDAMERICAN FUNDING, LLC		☒
MIDAMERICAN ENERGY COMPANY	☒
NEVADA POWER COMPANY	☒
SIERRA PACIFIC POWER COMPANY	☒
EASTERN ENERGY GAS HOLDINGS, LLC	☒
EASTERN GAS TRANSMISSION AND STORAGE, INC.	☒
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

Registrant	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
BERKSHIRE HATHAWAY ENERGY COMPANY	☐	☐	☒	☐	☐
PACIFICORP	☐	☐	☒	☐	☐
MIDAMERICAN FUNDING, LLC	☐	☐	☒	☐	☐
MIDAMERICAN ENERGY COMPANY	☐	☐	☒	☐	☐
NEVADA POWER COMPANY	☐	☐	☒	☐	☐
SIERRA PACIFIC POWER COMPANY	☐	☐	☒	☐	☐
EASTERN ENERGY GAS HOLDINGS, LLC	☐	☐	☒	☐	☐
EASTERN GAS TRANSMISSION AND STORAGE, INC.	☐	☐	☒	☐	☐
If an emerging growth company, indicate by check mark if the registrants have elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of November 3, 2022, 75,627,913 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of November 3, 2022, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of November 3, 2022.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of November 3, 2022, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 3, 2022, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of November 3, 2022, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of November 3, 2022.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are owned by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 3, 2022, 60,101 shares of common stock, $10,000 par value, were outstanding.
This combined Form 10-Q is separately filed by Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

TABLE OF CONTENTS

PART I

PART II

i

Definition of Abbreviations and Industry Terms

When used in Forward-Looking Statements, Part I - Items 2 through 3, and Part II - Items 1 through 6, the following terms have the definitions indicated.

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries

Certain Industry Terms
2017 Tax Reform	The Tax Cuts and Jobs Act enacted on December 22, 2017, effective January 1, 2018
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GEMA	Gas and Electricity Markets Authority
GTA	General Tariff Application
GWh	Gigawatt Hour
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WUTC	Washington Utilities and Transportation Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the relevant Registrant's current intentions, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of each Registrant and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:
•general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including income tax reform, initiatives regarding deregulation and restructuring of the utility industry and reliability and safety standards, affecting the respective Registrant's operations or related industries;
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
•the risks and uncertainties associated with wildfires that have occurred, are occurring or may occur in the respective Registrant's service territory for which the cause has yet to be determined; the damage caused by such wildfires; the extent of the respective Registrant's liability in connection with such wildfires (including the risk that the respective Registrant may be found liable for damages regardless of fault); investigations into such wildfires; the outcome of any legal proceedings initiated against the respective Registrant; the risk that the respective Registrant is not able to recover costs from insurance or through rates; and the effect on the respective Registrant's reputation of such wildfires, investigations and proceedings;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	29
PacifiCorp and its subsidiaries	68
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	101
Nevada Power Company and its subsidiaries	125
Sierra Pacific Power Company and its subsidiaries	147
Eastern Energy Gas Holdings, LLC and its subsidiaries	170
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	188

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2022, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2022

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$1,777	$1,096
Investments and restricted cash and cash equivalents	914	172
Trade receivables, net	2,918	2,468
Income tax receivable	19	344
Inventories	1,205	1,122
Mortgage loans held for sale	661	1,263
Regulatory assets	1,242	544
Other current assets	1,378	1,239
Total current assets	10,114	8,248

Property, plant and equipment, net	90,903	89,816
Goodwill	11,405	11,650
Regulatory assets	3,509	3,419
Investments and restricted cash, cash equivalents and investments	12,715	15,788
Other assets	3,358	3,144

Total assets	$132,004	$132,065

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,695	$2,136
Accrued interest	639	537
Accrued property, income and other taxes	822	606
Accrued employee expenses	472	372
Short-term debt	1,441	2,009
Current portion of long-term debt	2,337	1,265
Other current liabilities	1,723	1,837
Total current liabilities	10,129	8,762

BHE senior debt	13,594	13,003
BHE junior subordinated debentures	100	100
Subsidiary debt	34,186	35,394
Regulatory liabilities	6,931	6,960
Deferred income taxes	12,722	12,938
Other long-term liabilities	4,597	4,319
Total liabilities	82,259	81,476

Commitments and contingencies (Note 8)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 1 and 2 shares issued and outstanding	850	1,650
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,298	6,374
Long-term income tax receivable	—	(744)
Retained earnings	41,093	40,754
Accumulated other comprehensive loss, net	(2,383)	(1,340)
Total BHE shareholders' equity	45,858	46,694
Noncontrolling interests	3,887	3,895
Total equity	49,745	50,589

Total liabilities and equity	$132,004	$132,065

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Energy	$6,095	$5,225	$15,858	$14,375
Real estate	1,405	1,743	4,284	4,738
Total operating revenue	7,500	6,968	20,142	19,113

Operating expenses:
Energy:
Cost of sales	1,959	1,385	4,944	4,064
Operations and maintenance	1,064	1,001	3,088	2,972
Depreciation and amortization	1,102	946	3,154	2,797
Property and other taxes	200	194	604	593
Real estate	1,352	1,608	4,086	4,312
Total operating expenses	5,677	5,134	15,876	14,738

Operating income	1,823	1,834	4,266	4,375

Other income (expense):
Interest expense	(555)	(531)	(1,637)	(1,593)
Capitalized interest	19	18	54	46
Allowance for equity funds	43	34	123	90
Interest and dividend income	40	18	93	65
(Losses) gains on marketable securities, net	(3,270)	294	(1,999)	1,142
Other, net	5	8	(16)	64
Total other income (expense)	(3,718)	(159)	(3,382)	(186)

(Loss) income before income tax benefit and equity loss	(1,895)	1,675	884	4,189
Income tax benefit	(1,213)	(355)	(1,571)	(563)
Equity loss	(13)	(5)	(153)	(234)
Net (loss) income	(695)	2,025	2,302	4,518
Net income attributable to noncontrolling interests	147	103	376	311
Net (loss) income attributable to BHE shareholders	(842)	1,922	1,926	4,207
Preferred dividends	8	26	37	101
(Loss) earnings on common shares	$(850)	$1,896	$1,889	$4,106

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Net (loss) income	$(695)	$2,025	$2,302	$4,518

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $9, $7, $21 and $12	25	22	65	44
Foreign currency translation adjustment	(665)	(218)	(1,256)	(59)
Unrealized gains on cash flow hedges, net of tax of $22, $12, $58 and $16	45	33	148	48
Total other comprehensive (loss) income, net of tax	(595)	(163)	(1,043)	33

Comprehensive (loss) income	(1,290)	1,862	1,259	4,551
Comprehensive income attributable to noncontrolling interests	147	103	376	315
Comprehensive (loss) income attributable to BHE shareholders	$(1,437)	$1,759	$883	$4,236

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, June 30, 2021	$3,750	$—	$6,377	$(658)	$37,303	$(1,360)	$3,953	$49,365
Net income	—	—	—	—	1,922	—	103	2,025
Other comprehensive loss	—	—	—	—	—	(163)	—	(163)
Preferred stock redemptions	(1,450)	—	—	—	—	—	—	(1,450)
Preferred stock dividend	—	—	—	—	(26)	—	—	(26)
Distributions	—	—	—	—	—	—	(130)	(130)
Purchase of noncontrolling interest	—	—	(3)	—	—	—	—	(3)
Other equity transactions	—	—	—	—	—	—	(2)	(2)
Balance, September 30, 2021	$2,300	$—	$6,374	$(658)	$39,199	$(1,523)	$3,924	$49,616

Balance, December 31, 2020	$3,750	$—	$6,377	$(658)	$35,093	$(1,552)	$3,967	$46,977
Net income	—	—	—	—	4,207	—	311	4,518
Other comprehensive income	—	—	—	—	—	29	4	33
Preferred stock redemptions	(1,450)	—	—	—	—	—	—	(1,450)
Preferred stock dividend	—	—	—	—	(101)	—	—	(101)
Distributions	—	—	—	—	—	—	(364)	(364)
Contributions	—	—	—	—	—	—	9	9
Purchase of noncontrolling interest	—	—	(3)	—	—	—	—	(3)
Other equity transactions	—	—	—	—	—	—	(3)	(3)
Balance, September 30, 2021	$2,300	$—	$6,374	$(658)	$39,199	$(1,523)	$3,924	$49,616

Balance, June 30, 2022	$850	$—	$6,298	$(744)	$42,688	$(1,788)	$3,887	$51,191
Net (loss) income	—	—	—	—	(842)	—	147	(695)
Other comprehensive loss	—	—	—	—	—	(595)	—	(595)
Long-term income tax receivable adjustments	—	—	—	744	(744)	—	—	—
Preferred stock dividend	—	—	—	—	(8)	—	—	(8)
Distributions	—	—	—	—	—	—	(149)	(149)
Contributions	—	—	—	—	—	—	2	2
Other equity transactions	—	—	—	—	(1)	—	—	(1)
Balance, September 30, 2022	$850	$—	$6,298	$—	$41,093	$(2,383)	$3,887	$49,745

Balance, December 31, 2021	$1,650	$—	$6,374	$(744)	$40,754	$(1,340)	$3,895	$50,589
Net income	—	—	—	—	1,926	—	376	2,302
Other comprehensive loss	—	—	—	—	—	(1,043)	—	(1,043)
Long-term income tax receivable adjustments	—	—	—	744	(744)	—	—	—
Preferred stock redemptions	(800)	—	—	—	—	—	—	(800)
Preferred stock dividend	—	—	—	—	(37)	—	—	(37)
Common stock purchases	—	—	(77)	—	(793)	—	—	(870)
Distributions	—	—	—	—	—	—	(394)	(394)
Contributions	—	—	—	—	—	—	4	4
Other equity transactions	—	—	1	—	(13)	—	6	(6)
Balance, September 30, 2022	$850	$—	$6,298	$—	$41,093	$(2,383)	$3,887	$49,745

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,302	$4,518
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	1,999	(1,142)
Depreciation and amortization	3,197	2,834
Allowance for equity funds	(123)	(90)
Equity loss, net of distributions	249	346
Changes in regulatory assets and liabilities	(843)	(518)
Deferred income taxes and investment tax credits, net	(350)	661
Other, net	53	(88)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(246)	(13)
Derivative collateral, net	106	115
Pension and other postretirement benefit plans	(31)	(37)
Accrued property, income and other taxes, net	501	(29)
Accounts payable and other liabilities	1,125	427
Net cash flows from operating activities	7,939	6,984

Cash flows from investing activities:
Capital expenditures	(5,385)	(4,594)
Acquisitions, net of cash acquired	(15)	(64)
Purchases of marketable securities	(375)	(243)
Proceeds from sales of marketable securities	961	222
Purchases of other investments	(648)	(20)
Proceeds from other investments	6	1,296
Equity method investments	(29)	(54)
Other, net	16	(71)
Net cash flows from investing activities	(5,469)	(3,528)

Cash flows from financing activities:
Preferred stock redemptions	(800)	(1,450)
Preferred dividends	(33)	(86)
Common stock purchases	(870)	—
Proceeds from BHE senior debt	986	—
Repayments of BHE senior debt	—	(450)
Proceeds from subsidiary debt	1,198	2,014
Repayments of subsidiary debt	(882)	(1,271)
Net repayments of short-term debt	(540)	(316)
Distributions to noncontrolling interests	(395)	(366)
Contributions from noncontrolling interests	4	9
Other, net	(273)	(44)
Net cash flows from financing activities	(1,605)	(1,960)

Effect of exchange rate changes	(51)	1

Net change in cash and cash equivalents and restricted cash and cash equivalents	814	1,497
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,244	1,445
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,058	$2,942

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022, other than the updates associated with the Company's estimates of loss contingencies related to the Oregon and California 2020 wildfires (the "2020 Wildfires") as discussed in Note 8.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2022	2021
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$90,756	$90,223
Interstate natural gas pipeline assets	3-80 years	17,882	17,423
		108,638	107,646
Accumulated depreciation and amortization		(34,011)	(32,680)
Regulated assets, net		74,627	74,966

Nonregulated assets:
Independent power plants	2-50 years	8,052	7,665
Cove Point LNG facility	40 years	3,397	3,364
Other assets	2-30 years	2,903	2,666
		14,352	13,695
Accumulated depreciation and amortization		(3,274)	(3,041)
Nonregulated assets, net		11,078	10,654

Net operating assets		85,705	85,620
Construction work-in-progress		5,198	4,196
Property, plant and equipment, net		$90,903	$89,816

Construction work-in-progress includes $4.8 billion as of September 30, 2022 and $3.8 billion as of December 31, 2021, related to the construction of regulated assets.

(3)    Investments and Restricted Cash, Cash Equivalents and Investments

Investments and restricted cash, cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2022	2021
Investments:
BYD Company Limited common stock	$5,130	$7,693
U.S. Treasury Bills	614	—
Rabbi trusts	417	492
Other	318	305
Total investments	6,479	8,490

Equity method investments:
BHE Renewables tax equity investments	4,575	4,931
Iroquois Gas Transmission System, L.P.	738	735
Electric Transmission Texas, LLC	615	595
Other	309	293
Total equity method investments	6,237	6,554

Restricted cash, cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	632	768
Other restricted cash and cash equivalents	281	148
Total restricted cash, cash equivalents and investments	913	916

Total investments and restricted cash, cash equivalents and investments	$13,629	$15,960

Reflected as:
Current assets	$914	$172
Noncurrent assets	12,715	15,788
Total investments and restricted cash, cash equivalents and investments	$13,629	$15,960

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Unrealized (losses) gains recognized on marketable securities still held at the reporting date	$(3,168)	$294	$(2,002)	$1,141
Net (losses) gains recognized on marketable securities sold during the period	(102)	—	3	1
(Losses) gains on marketable securities, net	$(3,270)	$294	$(1,999)	$1,142

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

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$1,777	$1,096
Investments and restricted cash and cash equivalents, current	262	127
Investments and restricted cash, cash equivalents and investments, noncurrent	19	21
Total cash and cash equivalents and restricted cash and cash equivalents	$2,058	$1,244

(4)    Recent Financing Transactions

Long-Term Debt

In October 2022, Nevada Power issued $400 million of 5.90% General and Refunding Mortgage bonds, Series GG, due 2053. The net proceeds were used to repay amounts outstanding under its existing revolving credit facility, to fund capital expenditures and for general corporate purposes.

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

(5)    Income Taxes

The effective income tax rate for the three-month period ended September 30, 2022, is 64% and results from a $1,213 million income tax benefit associated with a $1,895 million pre-tax loss, primarily relating to a pre-tax loss of $3,259 million on the Company's investment in BYD Company Limited. The $1,213 million income tax benefit is primarily comprised of a $398 million benefit (21%) from the application of the statutory income tax rate to the pre-tax loss and a $680 million benefit (36%) from income tax credits.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	36	(31)	(165)	(29)
State income tax, net of federal income tax impacts	—	(4)	(2)	—
Income tax effect of foreign income	—	(1)	(4)	2
Effects of ratemaking	5	(6)	(18)	(5)
Equity income	—	—	(4)	(1)
Noncontrolling interest	2	(1)	(9)	(2)
Other, net	—	1	3	1
Effective income tax rate	64%	(21)%	(178)%	(13)%

Income tax credits relate primarily to PTCs from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2022 and 2021 totaled $1,414 million and $1,188 million, respectively.

Income tax effect on foreign income includes, among other items, a deferred income tax charge of $109 million recognized in June 2021 upon the enactment of an increase in the United Kingdom's corporate income tax rate from 19% to 25% effective April 1, 2023.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the nine-month periods ended September 30, 2022 and 2021 totaling $1,742 million and $1,259 million, respectively.

In July 2022, the Company amended its tax allocation agreement with Berkshire Hathaway, which changed how state tax attributes will be settled. As a result, the Company no longer expects to receive the cash benefits from the state of Iowa net operating loss carryforward previously recorded as a long-term income tax receivable from Berkshire Hathaway as a component of BHE's shareholders' equity, and has reclassified $744 million to retained earnings.

(6)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Pension:
Service cost	$7	$7	$20	$22
Interest cost	20	21	58	59
Expected return on plan assets	(28)	(32)	(82)	(101)
Settlement	—	4	2	4
Net amortization	4	6	13	19
Net periodic benefit cost	$3	$6	$11	$3

Other postretirement:
Service cost	$2	$2	$8	$8
Interest cost	5	4	15	14
Expected return on plan assets	(8)	(5)	(22)	(16)
Net amortization	—	—	(1)	(2)
Net periodic benefit (credit) cost	$(1)	$1	$—	$4

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $5 million, respectively, during 2022. As of September 30, 2022, $10 million and $5 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit credit for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Service cost	$3	$4	$10	$12
Interest cost	8	8	27	23
Expected return on plan assets	(22)	(28)	(70)	(84)
Net amortization	6	14	18	42
Net periodic benefit credit	$(5)	$(2)	$(15)	$(7)

Amounts other than the service cost for the United Kingdom pension plan are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £12 million during 2022. As of September 30, 2022, £9 million, or $12 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2022:
Assets:
Commodity derivatives	$14	$617	$58	$(124)	$565
Interest rate derivatives	54	100	12	—	166
Mortgage loans held for sale	—	661	—	—	661
Money market mutual funds	1,394	—	—	—	1,394
Debt securities:
U.S. government obligations	830	—	—	—	830
International government obligations	—	1	—	—	1
Corporate obligations	—	69	—	—	69
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	333	—	—	—	333
International companies	5,137	—	—	—	5,137
Investment funds	248	—	—	—	248
	$8,010	$1,452	$70	$(124)	$9,408
Liabilities:
Commodity derivatives	$(2)	$(199)	$(113)	$102	$(212)
Foreign currency exchange rate derivatives	—	(35)	—	—	(35)
Interest rate derivatives	—	—	(13)	—	(13)
	$(2)	$(234)	$(126)	$102	$(260)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2021:
Assets:
Commodity derivatives	$5	$271	$73	$(47)	$302
Foreign currency exchange rate derivatives	—	3	—	—	3
Interest rate derivatives	1	3	20	—	24
Mortgage loans held for sale	—	1,263	—	—	1,263
Money market mutual funds	554	—	—	—	554
Debt securities:
U.S. government obligations	232	—	—	—	232
International government obligations	—	2	—	—	2
Corporate obligations	—	90	—	—	90
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
U.S. companies	428	—	—	—	428
International companies	7,703	—	—	—	7,703
Investment funds	237	—	—	—	237
	$9,160	$1,637	$93	$(47)	$10,843
Liabilities:
Commodity derivatives	$(2)	$(113)	$(224)	$73	$(266)
Foreign currency exchange rate derivatives	—	(3)	—	—	(3)
Interest rate derivatives	—	(7)	(1)	—	(8)
	$(2)	$(123)	$(225)	$73	$(277)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $22 million and receivable of $26 million as of September 30, 2022 and December 31, 2021, respectively.
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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2022:
Beginning balance	$(178)	$21	$(151)	$19
Changes included in earnings(1)	(14)	(22)	(96)	(20)
Changes in fair value recognized in OCI	3	—	13	—
Changes in fair value recognized in net regulatory assets	(5)	—	(64)	—
Purchases	1	—	2	—
Settlements	138	—	172	—
Transfers out of Level 3 into Level 2	—	—	69	—
Ending balance	$(55)	$(1)	$(55)	$(1)

2021:
Beginning balance	$105	$41	$116	$62
Changes included in earnings(1)	(18)	(13)	(34)	(34)
Changes in fair value recognized in OCI	(6)	—	(13)	—
Changes in fair value recognized in net regulatory assets	12	—	21	—
Purchases	1	—	2	—
Settlements	(62)	—	(60)	—
Ending balance	$32	$28	$32	$28

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

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$50,217	$44,433	$49,762	$57,189

(8)    Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2022, PacifiCorp entered into certain procurement and construction services agreements for $1.1 billion through 2024 for the construction of key Energy Gateway Transmission segments in Utah, Wyoming and Idaho, including $849 million for the segment extending between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah.

Fuel Contracts

During the nine-month period ended September 30, 2022, PacifiCorp entered into certain coal supply and transportation agreements totaling approximately $214 million through 2028.

Purchased Electricity Contracts - Not Commercially Operable

During the nine-month period ended September 30, 2022, PacifiCorp entered into a purchased electricity contract for a solar generating facility including battery storage with minimum obligations totaling approximately $238 million through 2045. The facility associated with this contract has not yet achieved commercial operation. To the extent this facility does not achieve commercial operation, PacifiCorp has no obligation to the counterparty.

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

Wildfire Liability Overview

A provision for a loss contingency is recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. PacifiCorp evaluates which potential liabilities are probable and the related range of reasonably estimated losses and records a charge that reflects its best estimate or the lower end of the range, if there is no better estimate.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages from wildfires without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could nevertheless be found liable for all damages proximately caused by negligence, including real and personal property and natural resource damages; fire suppression costs; personal injury and loss of life damages; and interest.

2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million.

Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, 60 lawsuits have been filed in Oregon and California, including a class action complaint in Oregon, on behalf of plaintiffs related to the 2020 Wildfires. The plaintiffs seek damages that include property damages, economic losses, punitive damages, exemplary damages, attorneys' fees and other damages. Additionally, several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. The final determinations of liability, however, will only be made following the completion of comprehensive investigations and litigation processes.

As of the date of this filing, PacifiCorp estimates the probable loss to be $200 million, net of expected insurance recoveries and has accrued such amount as of September 30, 2022. During the nine-month period ended September 30, 2022, PacifiCorp accrued $64 million of losses net of expected insurance recoveries, associated with the 2020 Wildfires. The accrual includes PacifiCorp's estimate of losses for fire suppression costs, real and personal property damages, natural resource damages for certain areas and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is reasonably able to estimate at this time. For certain aspects of the 2020 Wildfires for which loss is considered probable, information necessary to reasonably estimate the potential losses, such as those related to certain areas of natural resource damages, is not currently available. It is reasonably possible PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the variation in those types of properties and lack of available details. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover a portion of the losses. PacifiCorp's receivable for expected insurance recoveries was $277 million as of September 30, 2022.

2022 McKinney Fire

According to California Department of Forestry and Fire Protection ("Cal Fire"), on July 29, 2022, at approximately 2:16 p.m. Pacific Time, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California (the "2022 McKinney Fire") located in PacifiCorp's service territory. The Cal Fire McKinney Fire incident report last updated September 8, 2022 (the "Cal Fire incident report") indicates that the 2022 McKinney Fire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and 4 fatalities. According to InciWeb, an interagency all-risk incident information management system, the 2022 McKinney Fire consumed 60,138 acres. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the United States Forest Service.

Due to the preliminary nature of the investigation PacifiCorp does not believe a loss is probable and therefore has not accrued any loss as of the date of this filing. While the loss is not probable, PacifiCorp estimates the potential loss, excluding losses for natural resource damages, to be $31 million, net of expected insurance recoveries. The loss estimate includes PacifiCorp's estimate of losses for fire suppression costs; real and personal property damages; and noneconomic damages such as personal injury damages and loss of life damages. PacifiCorp is unable to estimate the total potential loss, including losses for natural resource damages, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PacifiCorp. PacifiCorp has insurance available and estimates the potential insurance recoveries to be $103 million, to cover potential losses.

As of the date of this filing, multiple lawsuits have been filed in California on behalf of plaintiffs related to the 2022 McKinney Fire. The plaintiffs seek damages that include property damages, economic losses, punitive damages, exemplary damages, attorneys' fees and other damages but the amount of damages sought are not specified. The final determinations of liability, however, will only be made following the completion of comprehensive investigations and litigation processes.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC and the States as co-licensees. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions conditionally approved the required property transfer applications. In August 2021, PacifiCorp notified the Public Service Commission of Utah of the property transfer, however no formal approval is required in Utah. The transfer will be effective within 30 days following the issuance of a license surrender from the FERC for the project, which remains pending. In August 2022, the FERC staff issued a final environmental impact statement for the project, concluding that dam removal is the preferred action.

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

(9)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended September 30, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,465	$799	$1,250	$—	$—	$—	$—	$(1)	$3,513
Retail gas	—	97	20	—	—	—	—	1	118
Wholesale	69	208	33	—	—	—	—	—	310
Transmission and distribution	54	16	24	260	—	168	—	—	522
Interstate pipeline	—	—	—	—	594	—	—	(26)	568
Other	24	—	—	—	1	—	—	(1)	24
Total Regulated	1,612	1,120	1,327	260	595	168	—	(27)	5,055
Nonregulated	—	1	—	71	326	16	264	177	855
Total Customer Revenue	1,612	1,121	1,327	331	921	184	264	150	5,910
Other revenue	23	27	7	28	43	(7)	38	26	185
Total	$1,635	$1,148	$1,334	$359	$964	$177	$302	$176	$6,095

	For the Nine-Month Period Ended September 30, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,817	$1,865	$2,680	$—	$—	$—	$—	$(2)	$8,360
Retail gas	—	570	99	—	—	—	—	1	670
Wholesale	179	488	68	—	—	—	—	(2)	733
Transmission and distribution	131	44	59	803	—	516	—	—	1,553
Interstate pipeline	—	—	—	—	1,863	—	—	(94)	1,769
Other	72	—	1	—	2	—	—	(1)	74
Total Regulated	4,199	2,967	2,907	803	1,865	516	—	(98)	13,159
Nonregulated	—	3	1	128	889	38	695	461	2,215
Total Customer Revenue	4,199	2,970	2,908	931	2,754	554	695	363	15,374
Other revenue	47	80	18	88	101	(11)	68	93	484
Total	$4,246	$3,050	$2,926	$1,019	$2,855	$543	$763	$456	$15,858

	For the Three-Month Period Ended September 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,352	$736	$1,008	$—	$—	$—	$—	$—	$3,096
Retail gas	—	84	16	—	—	—	—	—	100
Wholesale	58	113	19	—	14	—	—	(1)	203
Transmission and distribution	55	15	35	241	—	175	—	—	521
Interstate pipeline	—	—	—	—	514	—	—	(28)	486
Other	26	—	—	—	(2)	—	—	—	24
Total Regulated	1,491	948	1,078	241	526	175	—	(29)	4,430
Nonregulated	—	2	—	8	257	12	288	141	708
Total Customer Revenue	1,491	950	1,078	249	783	187	288	112	5,138
Other revenue	—	16	7	28	2	(2)	28	8	87
Total	$1,491	$966	$1,085	$277	$785	$185	$316	$120	$5,225

	For the Nine-Month Period Ended September 30, 2021
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,685	$1,704	$2,227	$—	$—	$—	$—	$(1)	$7,615
Retail gas	—	633	74	—	—	—	—	—	707
Wholesale	124	307	44	—	31	—	—	(2)	504
Transmission and distribution	117	45	78	747	—	525	—	—	1,512
Interstate pipeline	—	—	—	—	1,787	—	—	(94)	1,693
Other	80		1		(1)				80
Total Regulated	4,006	2,689	2,424	747	1,817	525	—	(97)	12,111
Nonregulated	—	13	1	26	726	27	693	452	1,938
Total Customer Revenue	4,006	2,702	2,425	773	2,543	552	693	355	14,049
Other revenue	25	24	18	84	41	(5)	80	59	326
Total	$4,031	$2,726	$2,443	$857	$2,584	$547	$773	$414	$14,375

(1)The BHE and Other reportable segment represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Customer Revenue:
Brokerage	$1,310	$1,563	$3,946	$4,154
Franchise	18	23	55	65
Total Customer Revenue	1,328	1,586	4,001	4,219
Mortgage and other revenue	77	157	283	519
Total	$1,405	$1,743	$4,284	$4,738

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2022, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,931	$21,414	$24,345
BHE Transmission	688	172	860
Total	$3,619	$21,586	$25,205

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

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	(Losses) Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2020	$(492)	$(1,062)	$(8)	$10	$(1,552)
Other comprehensive income (loss)	44	(59)	48	(4)	29
Balance, September 30, 2021	$(448)	$(1,121)	$40	$6	$(1,523)

Balance, December 31, 2021	$(318)	$(1,086)	$59	$5	$(1,340)
Other comprehensive income (loss)	65	(1,256)	148	—	(1,043)
Balance, September 30, 2022	$(253)	$(2,342)	$207	$5	$(2,383)

(12)    Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, and BHE Transmission, whose business includes operations in Canada. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
PacifiCorp	$1,635	$1,491	$4,246	$4,031
MidAmerican Funding	1,148	966	3,050	2,726
NV Energy	1,334	1,085	2,926	2,443
Northern Powergrid	359	277	1,019	857
BHE Pipeline Group	964	785	2,855	2,584
BHE Transmission	177	185	543	547
BHE Renewables	302	316	763	773
HomeServices	1,405	1,743	4,284	4,738
BHE and Other(1)	176	120	456	414
Total operating revenue	$7,500	$6,968	$20,142	$19,113

Depreciation and amortization:
PacifiCorp	$277	$272	$836	$811
MidAmerican Funding	338	218	865	634
NV Energy	144	138	423	411
Northern Powergrid	92	73	272	217
BHE Pipeline Group	124	124	380	363
BHE Transmission	58	59	176	177
BHE Renewables	67	61	198	182
HomeServices	14	14	43	37
BHE and Other(1)	2	1	4	2
Total depreciation and amortization	$1,116	$960	$3,197	$2,834

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating income:
PacifiCorp	$437	$394	$811	$911
MidAmerican Funding	230	287	420	438
NV Energy	332	348	534	563
Northern Powergrid	151	126	420	403
BHE Pipeline Group	433	303	1,323	1,166
BHE Transmission	81	90	248	256
BHE Renewables	133	149	265	279
HomeServices	53	135	198	426
BHE and Other(1)	(27)	2	47	(67)
Total operating income	1,823	1,834	4,266	4,375
Interest expense	(555)	(531)	(1,637)	(1,593)
Capitalized interest	19	18	54	46
Allowance for equity funds	43	34	123	90
Interest and dividend income	40	18	93	65
(Losses) gains on marketable securities, net	(3,270)	294	(1,999)	1,142
Other, net	5	8	(16)	64
Total (loss) income before income tax benefit and equity loss	$(1,895)	$1,675	$884	$4,189

Interest expense:
PacifiCorp	$105	$110	$318	$322
MidAmerican Funding	84	81	249	237
NV Energy	55	51	158	154
Northern Powergrid	31	33	97	98
BHE Pipeline Group	37	33	110	111
BHE Transmission	39	39	115	117
BHE Renewables	45	39	131	119
HomeServices	2	1	5	3
BHE and Other(1)	157	144	454	432
Total interest expense	$555	$531	$1,637	$1,593

(Loss) earnings on common shares:
PacifiCorp	$409	$333	$622	$728
MidAmerican Funding	300	373	745	728
NV Energy	270	282	392	416
Northern Powergrid	100	83	282	162
BHE Pipeline Group	234	144	755	627
BHE Transmission	59	65	183	184
BHE Renewables	173	163	526	360
HomeServices	29	102	134	321
BHE and Other(1)	(2,424)	351	(1,750)	580
Total (loss) earnings on common shares	$(850)	$1,896	$1,889	$4,106

	As of
	September 30,	December 31,
	2022	2021
Assets:
PacifiCorp	$29,168	$27,615
MidAmerican Funding	26,132	25,352
NV Energy	16,564	15,239
Northern Powergrid	8,559	9,326
BHE Pipeline Group	20,930	20,434
BHE Transmission	8,840	9,476
BHE Renewables	11,614	11,829
HomeServices	3,678	4,574
BHE and Other(1)	6,519	8,220
Total assets	$132,004	$132,065

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue by country:
U.S.	$6,967	$6,499	$18,588	$17,700
United Kingdom	351	277	1,011	857
Canada	174	180	535	537
Other	8	12	8	19
Total operating revenue by country	$7,500	$6,968	$20,142	$19,113

(Loss) income before income tax benefit and equity loss by country:
U.S.	$(2,068)	$1,511	$395	$3,699
United Kingdom	118	107	344	343
Canada	43	49	135	134
Other	12	8	10	13
Total (loss) income before income tax benefit and equity loss by country	$(1,895)	$1,675	$884	$4,189

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2022 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2021	$1,129	$2,102	$2,369	$992	$1,814	$1,563	$95	$1,586	$11,650
Acquisitions	—	—	—	—	—	—	—	13	13
Foreign currency translation	—	—	—	(123)	—	(135)	—	—	(258)
September 30, 2022	$1,129	$2,102	$2,369	$869	$1,814	$1,428	$95	$1,599	$11,405

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

BHE is a holding company that owns a highly diversified portfolio of locally managed businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway. As of November 3, 2022, Berkshire Hathaway and family members and related or affiliated entities of the late Mr. Walter Scott, Jr., a former member of BHE's Board of Directors, beneficially owned 92% and 8%, respectively, of BHE's common stock.

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

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

Operating revenue and (loss) earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Operating revenue:
PacifiCorp	$1,635	$1,491	$144	10%	$4,246	$4,031	$215	5%
MidAmerican Funding	1,148	966	182	19	3,050	2,726	324	12
NV Energy	1,334	1,085	249	23	2,926	2,443	483	20
Northern Powergrid	359	277	82	30	1,019	857	162	19
BHE Pipeline Group	964	785	179	23	2,855	2,584	271	10
BHE Transmission	177	185	(8)	(4)	543	547	(4)	(1)
BHE Renewables	302	316	(14)	(4)	763	773	(10)	(1)
HomeServices	1,405	1,743	(338)	(19)	4,284	4,738	(454)	(10)
BHE and Other	176	120	56	47	456	414	42	10
Total operating revenue	$7,500	$6,968	$532	8%	$20,142	$19,113	$1,029	5%

(Loss) earnings on common shares:
PacifiCorp	$409	$333	$76	23%	$622	$728	$(106)	(15)%
MidAmerican Funding	300	373	(73)	(20)	745	728	17	2
NV Energy	270	282	(12)	(4)	392	416	(24)	(6)
Northern Powergrid	100	83	17	20	282	162	120	74
BHE Pipeline Group	234	144	90	63	755	627	128	20
BHE Transmission	59	65	(6)	(9)	183	184	(1)	(1)
BHE Renewables(1)	173	163	10	6	526	360	166	46
HomeServices	29	102	(73)	(72)	134	321	(187)	(58)
BHE and Other	(2,424)	351	(2,775)	*	(1,750)	580	(2,330)	*
Total (loss) earnings on common shares	$(850)	$1,896	$(2,746)	*	$1,889	$4,106	$(2,217)	(54)%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares decreased $2,746 million for the third quarter of 2022 compared to 2021. The third quarter of 2022 included a pre-tax loss of $3,259 million ($2,574 million after-tax) compared to a pre-tax gain in the third quarter of 2021 of $296 million ($253 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the third quarter of 2022 was $1,724 million, an increase of $81 million, or 5%, compared to adjusted earnings on common shares in the third quarter of 2021 of $1,643 million.

Earnings on common shares decreased $2,217 million for the first nine months of 2022 compared to 2021. The first nine months of 2022 included a pre-tax loss of $1,948 million ($1,539 million after-tax) compared to a pre-tax gain in the first nine months of 2021 of $1,126 million ($855 million after-tax) on the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first nine months of 2022 was $3,428 million, an increase of $177 million, or 5%, compared to adjusted earnings on common shares in the first nine months of 2021 of $3,251 million.

The decreases in earnings on common shares for the third quarter and for the first nine months of 2022 compared to 2021 were primarily due to the following:
•The Utilities' earnings decreased $9 million for the third quarter and $113 million for the first nine months of 2022 compared to 2021. The decrease for the first nine months reflected higher operations and maintenance expense, higher depreciation and amortization expense and unfavorable investment earnings, partially offset by higher electric utility margin and a favorable income tax benefit from higher PTCs recognized. Electric retail customer volumes increased 1.7% for the first nine months of 2022 compared to 2021, primarily due to higher customer usage and an increase in the average number of customers;
•Northern Powergrid's earnings increased $17 million for the third quarter and $120 million for the first nine months of 2022 compared to 2021. The increase for the first nine months was primarily due to a deferred income tax charge of $109 million related to a June 2021 enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023;
•BHE Pipeline Group's earnings increased $90 million for the third quarter and $128 million for the first nine months of 2022 compared to 2021, largely due to higher earnings at BHE GT&S from the impacts of the EGTS general rate case, favorable income tax adjustments and lower operations and maintenance expense. In addition, earnings for the first nine months decreased from the effects of higher margins on natural gas sales and higher transportation revenue in the first quarter of 2021 at Northern Natural Gas from the February 2021 polar vortex weather event;
•BHE Renewables' earnings increased $10 million for the third quarter and $166 million for the first nine months of 2022 compared to 2021. The increase for the first nine months was primarily due to higher operating revenue from owned renewable energy projects and higher earnings from tax equity investments, mainly due to the unfavorable impacts in the first quarter of 2021 from the February 2021 polar vortex weather event;
•HomeServices' earnings decreased $73 million for the third quarter and $187 million for the first nine months of 2022 compared to 2021, reflecting lower earnings from mortgage services mainly from a decrease in funded volumes and lower earnings from brokerage and settlement services largely attributable to a decrease in closed units at existing companies; and
•BHE and Other's earnings decreased $2,775 million for the third quarter and $2,330 million for the first nine months of 2022 compared to 2021, mainly due to $2,827 million and $2,394 million, respectively, of unfavorable comparative changes in the Company's investment in BYD Company Limited, partially offset by lower federal income tax credits recognized on a consolidated basis in the third quarter and lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway.

Reportable Segment Results

PacifiCorp

Operating revenue increased $144 million for the third quarter of 2022 compared to 2021, primarily due to higher retail revenues of $117 million and higher wholesale and other revenue of $27 million, largely from higher average wholesale prices. Retail revenue increased primarily due to price impacts of $61 million from higher average retail rates largely due to tariff changes and $57 million from higher retail volumes. Retail customer volumes increased 3.5%, primarily due to the favorable impact of weather and an increase in the average number of customers, partially offset by lower customer usage.

Earnings increased $76 million for the third quarter of 2022 compared to 2021, primarily due to higher utility margin of $67 million and a favorable income tax benefit, partially offset by higher operations and maintenance expense of $22 million and higher depreciation and amortization expense of $5 million, mainly from additional assets placed in-service. Utility margin increased primarily due to higher retail rates and volumes, favorable deferred net power costs and higher average wholesale prices, partially offset by higher purchased power and thermal generation costs. The favorable income tax benefit was largely due to higher PTCs recognized of $21 million and the effects of ratemaking.

Operating revenue increased $215 million for the first nine months of 2022 compared to 2021, primarily due to higher retail revenues of $143 million and higher wholesale and other revenue of $72 million, largely from higher average wholesale prices. Retail revenue increased primarily due to price impacts of $104 million from higher average retail rates largely due to tariff changes and $40 million from higher retail volumes. Retail customer volumes increased 0.8%, primarily due to an increase in the average number of customers and the favorable impact of weather, partially offset by lower customer usage.

Earnings decreased $106 million for the first nine months of 2022 compared to 2021, primarily due to higher operations and maintenance expense of $160 million, an unfavorable income tax benefit, higher depreciation and amortization expense of $25 million, mainly from additional assets placed in-service, and unfavorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by higher utility margin of $88 million. Operations and maintenance expense increased mainly due to an increase in loss accruals associated with the September 2020 wildfires, net of estimated insurance recoveries, and higher general and plant maintenance costs, Utility margin increased primarily due to higher retail rates and volumes, higher average wholesale prices and favorable deferred net power costs, partially offset by higher purchased power and thermal generation costs. The unfavorable income tax benefit was largely due to the effects of ratemaking and lower PTCs recognized of $6 million.

MidAmerican Funding

Operating revenue increased $182 million for the third quarter of 2022 compared to 2021, primarily due to higher electric operating revenue of $155 million and higher natural gas operating revenue of $29 million. Electric operating revenue increased due to higher wholesale and other revenue of $87 million and higher retail revenue of $68 million. Electric wholesale and other revenue increased mainly due to higher average wholesale per-unit prices of $96 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $47 million (fully offset in expense, primarily cost of sales) and higher customer volumes of $17 million. Electric retail customer volumes increased 3.1%, primarily due to higher customer usage. Natural gas operating revenue increased due to higher purchased gas adjustment recoveries of $34 million (fully offset in cost of sales), primarily from a higher average per-unit cost of natural gas sold, partially offset by the impacts of certain regulatory recovery mechanisms of $6 million.

Earnings decreased $73 million for the third quarter of 2022 compared to 2021, primarily due to higher depreciation and amortization expense of $120 million, an unfavorable income tax benefit, higher operations and maintenance expense of $10 million and unfavorable changes in the cash surrender value of corporate-owned life insurance policies, partially offset by higher electric utility margin of $83 million. Depreciation and amortization expense increased primarily from the impacts of certain regulatory mechanisms and additional assets placed in-service. Electric utility margin increased primarily due to the higher wholesale and retail revenues, partially offset by higher purchased power costs. The unfavorable income tax benefit was largely due to the effects of ratemaking, partially offset by higher PTCs recognized of $14 million from higher wind- and solar-powered generation.

Operating revenue increased $324 million for the first nine months of 2022 compared to 2021, primarily due to higher electric operating revenue of $357 million, partially offset by lower natural gas operating revenue of $22 million and lower nonregulated operating revenue of $10 million. Electric operating revenue increased due to higher wholesale and other revenue of $192 million and higher retail revenue of $165 million. Electric wholesale and other revenue increased mainly due to higher average wholesale per-unit prices of $174 million and higher wholesale volumes of $23 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $110 million (fully offset in expense, primarily cost of sales) and higher customer volumes of $45 million. Electric retail customer volumes increased 4.0%, primarily due to higher customer usage. Natural gas operating revenue decreased due to lower purchased gas adjustment recoveries of $37 million (fully offset in cost of sales), primarily from a lower average per-unit cost of natural gas sold, partially offset by the impacts of tax reform of $6 million, the favorable impact of weather of $5 million and higher customer usage of $4 million.

Earnings increased $17 million for the first nine months of 2022 compared to 2021, primarily due to higher electric utility margin of $240 million, a favorable income tax benefit and higher natural gas utility margin of $15 million, partially offset by higher depreciation and amortization expense of $231 million, unfavorable changes in the cash surrender value of corporate-owned life insurance policies, higher operations and maintenance expense of $25 million, higher interest expense of $12 million and lower nonregulated utility margin of $10 million. Electric utility margin increased primarily due to the higher wholesale and retail revenues, partially offset by higher purchased power costs. The favorable income tax benefit was mainly due to higher PTCs recognized of $106 million from higher wind- and solar-powered generation, partially offset by the effects of ratemaking. Depreciation and amortization expense increased primarily from the impacts of certain regulatory mechanisms and additional assets placed in-service.

NV Energy

Operating revenue increased $249 million for the third quarter of 2022 compared to 2021, primarily due to higher electric operating revenue of $244 million from higher fully-bundled energy rates (fully offset in cost of sales) of $243 million. Electric retail customer volumes increased 0.3%.

Earnings decreased $12 million for the third quarter of 2022 compared to 2021, primarily due to higher operations and maintenance expense of $11 million, higher depreciation and amortization expense of $6 million, mainly from additional plant placed in-service, and lower cash surrender value of corporate-owned life insurance policies, partially offset by higher interest and dividend income of $10 million from carrying charges on regulatory balances. Operations and maintenance expense increased mainly due to higher plant operations and maintenance expenses and an unfavorable change in earnings sharing at the Nevada Utilities.

Operating revenue increased $483 million for the first nine months of 2022 compared to 2021, primarily due to higher electric operating revenue of $457 million, from higher fully-bundled energy rates (fully offset in cost of sales) of $452 million, and higher natural gas operating revenue of $26 million from a higher average per-unit cost of natural gas sold (fully offset in cost of sales). Electric retail customer volumes increased 1.3%, primarily due to an increase in the average number of customers, partially offset by the unfavorable impact of weather.

Earnings decreased $24 million for the first nine months of 2022 compared to 2021, primarily due to higher operations and maintenance expense of $19 million, unfavorable changes in the cash surrender value of corporate-owned life insurance policies and higher depreciation and amortization expense of $12 million, mainly from additional plant placed in-service, partially offset by higher interest and dividend income of $24 million from carrying charges on regulatory balances. Operations and maintenance expense increased mainly due to higher plant operations and maintenance expenses and an unfavorable change in earnings sharing at the Nevada Utilities.

Northern Powergrid

Operating revenue increased $82 million for the third quarter of 2022 compared to 2021, primarily due to higher revenue at CE Gas of $72 million from a gas project that commenced commercial operation in March 2022 and a solar project that commenced commercial operation in July 2022 and higher distribution revenue of $63 million, partially offset by $60 million from the stronger U.S. dollar. Distribution revenue increased due to the recovery of Supplier of Last Resort payments totaling $45 million (fully offset in cost of sales) and higher tariff rates of $28 million, partially offset by a 5.5% decline in units distributed of $10 million.

Earnings increased $17 million for the third quarter of 2022 compared to 2021, primarily due to the higher distribution tariff rates and improved earnings at CE Gas of $19 million from the new gas and solar projects, partially offset by $17 million from the stronger U.S. dollar, the decline in units distributed and higher distribution-related operating and depreciation expenses of $6 million.

Operating revenue increased $162 million for the first nine months of 2022 compared to 2021, primarily due to higher distribution revenue of $133 million and higher revenue at CE Gas of $122 million from the new gas and solar projects, partially offset by $105 million from the stronger U.S. dollar. Distribution revenue increased due to the recovery of Supplier of Last Resort payments totaling $90 million (fully offset in cost of sales) and higher tariff rates of $67 million, partially offset by a 4.0% decline in units distributed of $22 million.

Earnings increased $120 million for the first nine months of 2022 compared to 2021, primarily due to a deferred income tax charge of $109 million related to a June 2021 enacted increase in the United Kingdom corporate income tax rate from 19% to 25% effective April 1, 2023, the higher distribution tariff rates and improved earnings at CE Gas of $28 million from the new gas and solar projects, partially offset by higher distribution-related operating and depreciation expenses of $33 million, including higher storm-related costs, the decline in units distributed and $25 million from the stronger U.S. dollar.

BHE Pipeline Group

Operating revenue increased $179 million for the third quarter of 2022 compared to 2021, primarily due to higher operating revenue of $151 million at BHE GT&S and higher operating revenue of $27 million at Northern Natural Gas. The increase in operating revenue at BHE GT&S was primarily due to higher non-regulated revenue of $61 million (largely offset in cost of sales) from favorable commodity prices, higher LNG revenue of $59 million at Cove Point, from favorable variable revenue and additional services due to a decrease in scheduled outage days, and an increase in regulated gas transportation and storage services rates due to the settlement of EGTS' general rate case of $41 million, partially offset by lower gas sales of $14 million at EGTS used for operational and system balancing activities. The increase in operating revenue at Northern Natural gas was largely due to higher transportation revenue of $22 million from higher volumes and rates.

Earnings increased $90 million for the third quarter of 2022 compared to 2021, primarily due to higher earnings of $95 million at BHE GT&S largely due to the impacts of the EGTS general rate case of $50 million, favorable income tax adjustments, lower operations and maintenance expense of $18 million and higher earnings at Cove Point of $15 million from the higher operating revenue.

Operating revenue increased $271 million for the first nine months of 2022 compared to 2021, primarily due to higher operating revenue of $280 million at BHE GT&S, partially offset by lower operating revenue of $17 million at Northern Natural Gas. The increase in operating revenue at BHE GT&S was primarily due to higher non-regulated revenue of $130 million (largely offset in cost of sales) from favorable commodity prices, higher LNG revenue of $97 million at Cove Point, from favorable variable revenue and additional services due to a decrease in scheduled outage days, and an increase in regulated gas transportation and storage services rates due to the settlement of EGTS' general rate case of $66 million, partially offset by lower gas sales of $31 million at EGTS used for operational and system balancing activities. The decrease in operating revenue at Northern Natural Gas was mainly due to lower gas sales of $27 million related to system balancing activities offset by higher transportation revenue of $19 million. The variances in gas sales and transportation revenue included favorable impacts recognized in the first quarter of 2021 of $77 million and $49 million, respectively, from the February 2021 polar vortex weather event. Excluding this item, gas sales increased $50 million (largely offset in cost of sales) and transportation revenue increased $68 million due to higher volumes and rates.

Earnings increased $128 million for the first nine months of 2022 compared to 2021, primarily due to higher earnings of $194 million at BHE GT&S, partially offset by lower earnings of $62 million at Northern Natural Gas. Earnings at BHE GT&S increased mainly due to the impacts of the EGTS general rate case of $81 million, favorable income tax adjustments, lower operations and maintenance and property and other tax expense of $47 million, increased earnings at Cove Point of $24 million from the higher operating revenue and higher margin of $22 million from non-regulated activities. Earnings at Northern Natural Gas decreased as the higher gross margin on gas sales and higher transportation revenue in the first quarter of 2021 from the February 2021 polar vortex weather event were partially offset by the favorable transportation revenue in 2022 due to higher volumes and rates.

BHE Transmission

Operating revenue decreased $8 million for the third quarter and $4 million for the first nine months of 2022 compared to 2021, primarily due to the stronger U.S. dollar of $6 million and $13 million, respectively, and lower revenue from the Montana-Alberta Tie Line, partially offset by higher non-regulated revenue from a wind-powered generating facility.

Earnings decreased $6 million for the third quarter and $1 million for the first nine months of 2022 compared to 2021, primarily due to lower earnings from the Montana-Alberta Tie Line, higher non-regulated interest expense and the stronger U.S. dollar of $2 million and $3 million, respectively, partially offset by improved equity earnings at Electric Transmission Texas, LLC and the higher non-regulated revenue.

BHE Renewables

Operating revenue decreased $14 million for the third quarter of 2022 compared to 2021, primarily due to higher wind, geothermal and solar revenues of $37 million, from higher generation and pricing, and favorable changes in the valuation of certain derivative contracts totaling $6 million, partially offset by lower natural gas revenues of $45 million from lower generation and hedge losses and lower hydro earnings of $13 million due to the transfer of the Casecnan generating facility to the Philippine National Irrigation Administration in December 2021.

Earnings increased $10 million for the third quarter of 2022 compared to 2021, primarily due to higher wind earnings of $29 million and higher geothermal earnings of $9 million, largely due to the higher operating revenue, partially offset by lower natural gas earnings of $21 million, largely due to the lower operating revenue and lower hydro earnings of $9 million due to the Casecnan generating facility transfer. Wind earnings increased primarily due to higher earnings from owned projects of $16 million, largely from the higher operating revenue, and higher earnings from tax equity investments of $13 million, mainly from higher production tax credits offset by unfavorable operating performance.

Operating revenue decreased $10 million for the first nine months of 2022 compared to 2021, primarily due to lower natural gas revenues of $55 million from lower generation and hedge losses, unfavorable changes in the valuation of certain derivative contracts totaling $51 million and lower hydro revenues of $19 million due to the Casecnan generating facility transfer, partially offset by higher wind, geothermal and solar revenues of $114 million from higher generation and pricing.

Earnings increased $166 million for the first nine months of 2022 compared to 2021, primarily due to higher wind earnings of $179 million, higher geothermal earnings of $18 million, largely due to the higher operating revenue and lower maintenance costs, and higher solar earnings of $13 million, mainly due to the higher operating revenue, partially offset by lower natural gas earnings of $20 million largely due to the lower operating revenue and lower hydro earnings of $19 million due to the Casecnan generating facility transfer. Wind earnings increased primarily due to higher earnings from tax equity investments of $136 million, mainly as a result of the unfavorable impacts recognized in the first quarter of 2021 from the February 2021 polar vortex weather event and higher production tax credits offset by unfavorable operating performance, and higher earnings from owned projects of $43 million, largely from the higher operating revenue and favorable production tax credits offset by the unfavorable derivative contract valuations.

HomeServices

Operating revenue decreased $338 million for the third quarter of 2022 compared to 2021, primarily due to lower brokerage and settlement services revenue of $252 million, from a 16% decrease in closed transaction volume, and lower mortgage revenue of $82 million from a 39% decrease in funded volume, primarily due to a decline in refinance activity. The decrease in brokerage volume was due to 24% fewer closed units at existing companies offset by acquisitions and a 5% increase in average sales price at existing companies.

Earnings decreased $73 million for the third quarter of 2022 compared to 2021, primarily due to lower earnings from brokerage and settlement services of $49 million, largely attributable to the decrease in closed units at existing companies, and lower earnings from mortgage services of $30 million from the decrease in funded volume.

Operating revenue decreased $454 million for the first nine months of 2022 compared to 2021, primarily due to lower mortgage revenue of $242 million from a 36% decrease in funded volume, primarily due to a decline in refinance activity, and lower brokerage and settlement services revenue of $212 million from a 4% decrease in closed transaction volume. The decrease in brokerage volume was due to 19% fewer closed units at existing companies offset by acquisitions and an 8% increase in average sales price at existing companies.

Earnings decreased $187 million for the first nine months of 2022 compared to 2021, primarily due to lower earnings from mortgage services of $101 million, largely from the decrease in funded volumes, and lower earnings from brokerage and settlement services of $98 million due to the decrease in closed units at existing companies, partially offset by favorable operating expense variances.

BHE and Other

Operating revenue increased $56 million for the third quarter of 2022 compared to 2021, primarily due to higher electric and natural gas sales revenue at MidAmerican Energy Services, LLC, from favorable pricing, including changes in unrealized positions on natural gas derivative contracts, and higher electric volumes, partially offset by lower natural gas volumes.

Earnings decreased $2,775 million for the third quarter of 2022 compared to 2021, primarily due to the $2,827 million unfavorable comparative change in the Company's investment in BYD Company Limited, lower earnings of $16 million at MidAmerican Energy Services, LLC, mainly due to unfavorable changes in unrealized positions on derivative contracts, higher BHE corporate interest expense from an April 2022 debt issuance and higher corporate costs, partially offset by $77 million of higher federal income tax credits recognized on a consolidated basis and $18 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway.

Operating revenue increased $42 million for the first nine months of 2022 compared to 2021, primarily due to higher natural gas and electric sales revenue at MidAmerican Energy Services, LLC, from favorable natural gas pricing, including changes in unrealized positions on derivative contracts, and higher electric volumes, partially offset by unfavorable electric pricing and lower natural gas volumes.

Earnings decreased $2,330 million for the first nine months of 2022 compared to 2021, primarily due to the $2,394 million unfavorable comparative change in the Company's investment in BYD Company Limited, unfavorable changes in the cash surrender value of corporate-owned life insurance policies and higher BHE corporate interest expense from an April 2022 debt issuance, partially offset by $64 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway, lower corporate costs and higher earnings of $29 million at MidAmerican Energy Services, LLC, mainly due to favorable changes in unrealized positions on derivative contracts.

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

As of September 30, 2022, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$106	$219	$582	$123	$164	$60	$291	$232	$1,777

Credit facilities(1)	3,500	1,200	1,509	650	237	777	3,400	—	11,273
Less:
Short-term debt	(100)	—	—	(320)	(14)	(261)	(746)	—	(1,441)
Tax-exempt bond support and letters of credit	—	(218)	(370)	(17)	—	(1)	—	—	(606)
Net credit facilities	3,400	982	1,139	313	223	515	2,654	—	9,226

Total net liquidity	$3,506	$1,201	$1,721	$436	$387	$575	$2,945	$232	$11,003
Credit facilities:
Maturity dates	2025	2025	2023, 2025	2025	2024, 2026	2023, 2026	2023, 2026

(1)Includes $14 million drawn on a capital expenditure credit facility at Northern Powergrid Holdings.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021 were $7.9 billion and $7.0 billion, respectively. The increase was primarily due to favorable income tax cash flows, improved operating results and changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021 were $(5.5) billion and $(3.5) billion, respectively. The change was primarily due to higher capital expenditures of $791 million, higher other investment purchases of $628 million, including $614 million of U.S. Treasury Bills, and the July 2021 receipt of $1.3 billion due to the termination of the Q-Pipe Purchase Agreement, partially offset by higher net sales of marketable securities of $607 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2022 was $(1.6) billion. Sources of cash totaled $2.2 billion and consisted of proceeds from subsidiary debt issuances totaling $1.2 billion and proceeds from BHE senior debt issuances totaling $1.0 billion. Uses of cash totaled $3.8 billion and consisted mainly of repayments of subsidiary debt totaling $882 million, purchases of common stock totaling $870 million, preferred stock redemptions of $800 million, net repayments of short-term debt totaling $540 million and distributions to noncontrolling interests of $395 million.

For discussions of recent financing and BHE shareholders' equity transactions, refer to Notes 4 and 10 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the nine-month period ended September 30, 2021 was $(2.0) billion. Sources of cash consisted of proceeds from subsidiary debt issuances totaling $2.0 billion. Uses of cash totaled $4.0 billion and consisted mainly of preferred stock redemptions of $1.5 billion, repayments of subsidiary debt totaling $1.3 billion, repayments of BHE senior debt totaling $450 million, distributions to noncontrolling interests of $366 million and net repayments of short-term debt totaling $316 million.

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

Capital Expenditures

The Company has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customer rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022
Capital expenditures by business:
PacifiCorp	$1,157	$1,481	$2,255
MidAmerican Funding	1,266	1,404	2,039
NV Energy	519	801	1,289
Northern Powergrid	564	614	791
BHE Pipeline Group	684	800	1,223
BHE Transmission	234	143	223
BHE Renewables	129	99	161
HomeServices	29	31	53
BHE and Other(1)	12	12	18
Total	$4,594	$5,385	$8,052

Capital expenditures by type:
Wind generation	$872	$583	$846
Electric distribution	1,217	1,316	1,814
Electric transmission	539	1,157	1,743
Natural gas transmission and storage	647	640	959
Solar generation	104	333	408
Other	1,215	1,356	2,282
Total	$4,594	$5,385	$8,052
(1)BHE and Other represents amounts related principally to other entities, including MidAmerican Energy Services, LLC, corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $39 million and $275 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $74 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $422 million and $274 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for the repowering of wind-powered generating facilities totals $98 million for the remainder of 2022. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. As a result of the Inflation Reduction Act of 2022, all of the 310 MWs of current repowering projects not in-service as of September 30, 2022, are currently expected to qualify for 100% of the PTCs available for 10 years following each facility's return to service.
◦Construction of wind-powered generating facilities at PacifiCorp totaling $5 million and $99 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Construction includes 516 MWs of new wind-powered generating facilities that were placed in-service in 2021. Planned spending for constructing additional wind-powered generating facilities totals $22 million for the remainder of 2022.

◦Planned acquisition and repowering of two wind-powered generating facilities by PacifiCorp totaling $16 million and $9 million for the nine-month periods ended September 30, 2022 and 2021, respectively. The repowered facilities are expected to be placed in-service in 2023 and 2024. Planned spending for acquiring and repowering generating facilities totals $8 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $45 million for the nine-month period ended September 30, 2022.
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
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects planned costs for the 416-mile, 500-kV high-voltage transmission line between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah; the 59-mile, 230-kV high-voltage transmission line between the Windstar substation near Glenrock, Wyoming and the Aeolus substation; and the 290-mile, 500-kV high-voltage transmission line from the Longhorn substation near Boardman, Oregon to the Hemingway substation near Boise, Idaho. Expenditures for these segments totaled $640 million and $57 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for these Energy Gateway Transmission segments to be placed in-service in 2024-2026 totals $299 million for the remainder of 2022.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. In this project, the company has received approval from the PUCN to build a 350-mile, 525-kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substations; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substations. Expenditures for the expansion program and other growth projects totaled $91 million and $64 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for the expansion program estimated to be placed in-service in 2026-2028 and other growth projects totals $53 million for the remainder of 2022.
◦Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand.
•Natural gas transmission and storage includes both growth and operating expenditures. Growth expenditures include, among other items, spending for asset modernization and the Northern Natural Gas Twin Cities Area Expansion and Spraberry Compression projects. Operating expenditures include, among other items, spending for pipeline integrity projects, automation and controls upgrades, underground storage, corrosion control, unit exchanges, compressor modifications, projects related to Pipeline and Hazardous Materials Safety Administration natural gas storage rules and natural gas transmission, storage and liquefied natural gas terminalling infrastructure needs to serve existing and expected demand.
•Solar generation includes growth expenditures, including spending for the following:
◦Construction of solar-powered generating facilities at MidAmerican Energy totaling 141 MWs of small- and utility-scale solar generation, all of which were placed in-service as of September 30, 2022, with total spend of $103 million and $97 million for the nine-month periods ended September 30, 2022 and 2021, respectively, and planned spending of $33 million for the remainder of 2022.
◦Construction of a solar-powered generating facility at Nevada Power totaling $47 million and $7 million for the nine-month periods ended September 30, 2022 and 2021, respectively and planned spending of $42 million for the remainder of 2022. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
◦BHE Renewables made down payments on 785 MWs of solar modules totaling $22 million for the nine-month period ended September 30, 2022.

•Other capital expenditures includes both growth and operating expenditures, including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of September 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Notes 4 and 8 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

PacifiCorp

Oregon

In March 2022, PacifiCorp filed a general rate case requesting an overall rate change of $82 million, or 6.6%, to become effective January 1, 2023, that includes cost increases associated with the implementation of PacifiCorp's wildfire mitigation and vegetation management plans. Parties to the case filed testimony in June 2022. PacifiCorp filed reply testimony in July 2022 supporting an overall rate increase of $94 million but proposing that the request be capped at PacifiCorp's original request. PacifiCorp and parties to the case settled various aspects of the general rate case in multiple settlement stipulations. In August 2022, the first partial stipulation was filed resolving issues related to wildfire mitigation and vegetation management, including addressing the associated costs increases. Also in August 2022, a second partial stipulation was filed representing the settlement of certain revenue requirement issues among the stipulating parties, including the extension of Oregon's recovery period for Jim Bridger Units 1 and 2 that will be converted to natural gas-fueled units and certain other issues. In September 2022, a third stipulation was filed resolving most of the remaining issues in the general rate case following the first and second partial stipulations. The stipulations together result in a total rate increase of $49 million, or 3.9%, effective January 1, 2023. The stipulating parties also agreed to amortize certain deferrals totaling approximately $10 million, or 0.8%, in the first year of amortization, effective April 1, 2023. Further, in the third stipulation, PacifiCorp agreed to a general rate case stay-out provision under which it agreed not to file a general rate case with rates effective any earlier than January 1, 2025. In September 2022, the fourth and final partial stipulation was filed resolving technical issues related to a voluntary renewable energy tariff that will allow non-residential customers to purchase energy from renewable resources not currently in PacifiCorp's rates. A commission decision on the stipulations is pending.

In May 2022, PacifiCorp filed its 2021 power cost adjustment mechanism ("PCAM"), which is the first time since the mechanism has been in place that a rate change has been warranted. After consideration of the mechanism's deadband, sharing band and earnings test, PacifiCorp requested recovery of $52 million, or a 4.2% increase, to become effective January 1, 2023. This request is incremental to the rate change sought in the general rate case. In September 2022, a settlement stipulation was filed agreeing to the recovery of the requested $52 million over a four-year period beginning April 1, 2023. A commission decision on the stipulation is pending.

In July 2022, PacifiCorp filed an application requesting approval of an automatic adjustment clause with a balancing account to recover costs associated with implementing PacifiCorp's wildfire protection plan in Oregon. Oregon Senate Bill 762 provides for utilities to timely recover these costs through an automatic adjustment clause. The filing requests a rate increase of $20 million, or 1.6%, to recover incremental costs in 2022 and is incremental to costs addressed in PacifiCorp's wildfire mitigation and vegetation management mechanism through the general rate case stipulation described above. While PacifiCorp requested an effective date of August 24, 2022, the OPUC has suspended the filing for further review. A decision is expected in 2023.

Washington

In June 2021, PacifiCorp filed a power cost only rate case to update baseline net power costs for 2022. PacifiCorp requested a $13 million, or 3.7%, rate increase with an effective date of January 1, 2022. In November 2021, PacifiCorp reached a proposed settlement with most of the parties, which includes an agreement to adjust the PTC rate in base rates and apply a production factor and include a net power cost update as part of the compliance filing. A hearing was held in January 2022 and the WUTC issued an order approving the settlement in March 2022. A compliance filing reflecting a $43 million, or 12.2%, increase was filed in April 2022 with rates effective May 1, 2022.

In June 2022, PacifiCorp filed its 2021 PCAM and the new tracking mechanism for PTCs approved in the 2021 general rate case. For the 2021 PCAM, PacifiCorp is requesting a recovery of $26 million, or a 6.5% increase. PacifiCorp proposed that the 2021 PCAM be amortized over two years, rather than the one-year period required under the current terms of the PCAM. For the new 2021 PTC tracker, PacifiCorp is seeking recovery of $3 million, or an 0.8% increase. Should the WUTC approve the proposal to extend the amortization period of the 2021 PCAM from one to two years, the combined annual increase would be $16 million, or 4.0%, effective January 1, 2023.

California

In May 2022, PacifiCorp filed a general rate case requesting an overall rate change of $28 million, or 25.7%, to become effective January 1, 2023. In June 2022, a proposed procedural schedule was developed that would result in a decision in August 2023.

In August 2022, PacifiCorp filed an Energy Cost Adjustment Clause ("ECAC") application requesting an overall rate increase of $15 million, or 13.6%, effective January 1, 2023. Approximately $4 million of the increase, or 3.6%, is attributed to the ECAC rate and $11 million of the increase, or 10.0%, to the Greenhouse Gas rate.

MidAmerican Energy

South Dakota

In May 2022, MidAmerican Energy filed a request with the South Dakota Public Utilities Commission ("SDPUC") for an increase in its South Dakota retail natural gas rates, which would increase revenue by $7 million annually. If approved, the requested rates would increase retail customers' bills by an average of 6.4%.

Wind PRIME

In January 2022, MidAmerican Energy filed an application with the IUB for advance ratemaking principles for Wind PRIME. If approved, MidAmerican Energy expects to proceed with Wind PRIME, which consists of up to 2,042 MWs of new wind generation and up to 50 MWs of solar generation. If all of Wind PRIME generation is constructed, MidAmerican Energy will own over 9,300 MWs of wind generation and nearly 200 MWs of solar generation. Wind PRIME is projected to allow MidAmerican Energy to generate renewable energy greater than or equal to all of its Iowa retail customers' annual energy needs. MidAmerican Energy secured sufficient safe harbor equipment necessary to remain eligible for 100% PTCs under current tax law. Procedural hearings with the IUB are expected to begin in February 2023.

NV Energy (Nevada Power and Sierra Pacific)

Senate Bill 448 ("SB 448")

SB 448 was signed into law on June 10, 2021. The legislation is intended to accelerate transmission development, renewable energy and storage, and accelerate transportation electrification within the state of Nevada. In September 2021, the Nevada Utilities filed an amendment to the 2021 Joint IRP for the approval of their Transmission Infrastructure for a Clean Energy Economy Plan that sets forth a plan for the construction of high-voltage transmission infrastructure, Greenlink North among others, that will be placed into service no later than December 31, 2028, and requires the IRP to include at least one scenario that uses sources of supply that will achieve certain reductions in carbon dioxide emissions. In September 2021, the Nevada Utilities filed an application for the approval of their Economic Recovery Transportation Electrification Plan to accelerate transportation electrification in the state of Nevada. The plan establishes requirements for the contents of the transportation electrification investment as well as requirements for review, cost recovery and monitoring. The plan covers an initial period beginning January 1, 2022 and ending on December 31, 2024. In November 2021, the PUCN issued an order granting the application and accepting the Economic Recovery Transportation Electrification Plan with some modifications. The PUCN opened rulemakings to address other regulations that resulted from SB 448. In February 2022, the PUCN adopted regulations regarding the Economic Development Electric Rate Rider Program to revise the discounted electric rates to ease the economic burden on small businesses who take advantage of the discounted rates under the tariff. In September 2022, the PUCN adopted regulations regarding resource planning, which incorporates a plan to accelerate transportation electrification into the distributed resources plan pursuant to SB 448.

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

Merger Application

In March 2022, the Nevada Utilities filed a joint application with the PUCN for authorization to merge Sierra Pacific with and into Nevada Power, with Nevada Power being the surviving entity. If approved by the PUCN as filed, Nevada Power will have two distinct electric service territories in northern and southern Nevada each with their own rates and one natural gas service territory in the Reno and Sparks area. In October 2022, the proceedings relating to the joint application were postponed to November 2022. An order is expected in the first half of 2023.

Regulatory Rate Review

In June 2022, Sierra Pacific filed a regulatory rate review with the PUCN that requested an annual revenue increase of $88 million, or 9.7%. In addition, a filing was made to revise depreciation rates based on a study, the results of which are reflected in the proposed revenue requirement. In August 2022, Sierra Pacific filed an updated certification filing that requested an annual revenue increase of $77 million, or 8.5%. Parties to the review filed testimony and evidence in August and September 2022. Hearings in the cost of capital and revenue requirement phases were held in September and October 2022, respectively. The hearings in the rate design phase are scheduled for November 2022. An order is expected by the end of 2022 and, if approved, would be effective January 1, 2023.

Transportation Electrification Plan ("TEP")

In September 2022, the Nevada Utilities filed an amendment to the 2021 Joint IRP for the approval of a Distributed Resource Plan amendment to implement the state's first TEP pursuant to Section 51 of SB 448 and approve proposed tariffs and schedules to implement the TEP. The 2022 TEP outlines programs, investments and incentives to accelerate transportation electrification across Nevada. The Nevada Utilities anticipate a budget of $348 million, which represents the maximum cost over the depreciable life of the TEP's programs and assets, to deploy the TEP in 2023 through 2024.

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

In December 2021, Northern Powergrid published and filed its business plan with Ofgem, setting out its detailed approach for 2023-2028 including the cost allowances this approach would require. In June 2022, Ofgem published its draft determinations, which included an allowed cost of equity of 4.75% plus inflation (calculated using the United Kingdom's consumer price index including owner occupiers' housing costs). When placed on a comparable footing, by adjusting for differences in the assumed equity ratio and the measure of inflation used, this working assumption is approximately two percentage points lower than the current cost of equity for electricity distribution. Ofgem's proposals also set out cost allowances and associated expectations. In August 2022, Northern Powergrid formally responded to Ofgem's consultation on its draft determinations to lobby for a better settlement. Final values from Ofgem are expected in November 2022.

BHE Pipeline Group

BHE GT&S

In September 2021, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund. In September 2022, a settlement agreement was filed with the FERC, resolving EGTS' general rate case for its FERC-jurisdictional services and providing for increased service rates and decreased depreciation rates. Under the terms of the settlement agreement, EGTS' rates result in an increase to annual firm transportation and storage revenues of approximately $160 million and a decrease in annual depreciation expense of approximately $30 million, compared to the rates in effect prior to April 1, 2022. As of September 30, 2022, EGTS' provision for rate refund for April 2022 through September 2022 totaled $56 million and was included in other current liabilities on the Consolidated Balance Sheet. FERC approval of the settlement is expected late 2022 or early 2023.

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

BHE Transmission

AltaLink

2022-2023 General Tariff Application

In April 2021, AltaLink filed its 2022-2023 GTA delivering on the last two years of its commitment to keep rates flat for customers at or below the 2018 level of C$904 million for the five-year period from 2019 to 2023. The two-year application achieves flat tariffs by continuing to transition to the AUC-approved salvage recovery method and continuing the use of the flow-through income tax method, with an overall year-over-year increase of approximately 2% in 2022 and 2023 revenue requirements. The application requested the approval of transmission tariffs of C$824 million and C$847 million for 2022 and 2023, respectively after proposed refunds. In September 2021, AltaLink provided responses to information requests from the AUC and filed an amended application to reflect certain adjustments and forecast updates.

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

In July 2022, AltaLink submitted its second compliance filing application with total 2022 and 2023 revenue requirements at C$879 million and C$883 million, respectively. In August 2022, the AUC approved the revised revenue requirements as filed, allowing AltaLink to fully deliver on its flat-for-five commitment to customers.

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

The state of Utah issued a regional haze SIP requiring the installation of SO2, NOx and particulate matter controls on Hunter Units 1 and 2 and Huntington Units 1 and 2. In December 2012, the EPA approved the SO2 portion of the Utah regional haze SIP and disapproved the NOx and particulate matter portions. Subsequently, the Utah Division of Air Quality completed an alternative BART analysis for Hunter Units 1 and 2 and Huntington Units 1 and 2. In January 2016, the EPA published two alternative proposals to either approve the Utah SIP as written or reject the Utah SIP relating to NOx controls and require the installation of SCR equipment at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years. The EPA's final action on the Utah regional haze SIP was effective August 4, 2016. The EPA approved in part and disapproved in part the Utah regional haze SIP and issued a FIP requiring the installation of SCR equipment at Hunter Units 1 and 2 and Huntington Units 1 and 2 within five years of the effective date of the rule. PacifiCorp and other parties filed requests with the EPA to reconsider and stay that decision, as well as filed motions for stay and petitions for review with the Tenth Circuit Court of Appeals ("Tenth Circuit") asking the court to overturn the EPA's actions. In July 2017, the EPA issued a letter indicating it would reconsider its FIP decision. In light of the EPA's grant of reconsideration and the EPA's position in the litigation, the Tenth Circuit held the litigation in abeyance and imposed a stay of the compliance obligations of the FIP for the number of days the stay is in effect while the EPA conducts its reconsideration process. To support the reconsideration, PacifiCorp undertook additional air quality modeling using the Comprehensive Air Quality Model with Extensions dispersion model. On January 14, 2019, the state of Utah submitted a SIP revision to the EPA, which includes the updated modeling information and additional analysis. On June 24, 2019, the Utah Air Quality Board unanimously voted to approve the Utah regional haze SIP revision, which incorporates a BART alternative into Utah's regional haze SIP. The BART alternative makes the shutdown of PacifiCorp's Carbon generating facility enforceable under the SIP and removes the requirement to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The Utah Division of Air Quality submitted the SIP revision to the EPA for approval at the end of 2019. In January 2020, the EPA published its proposed approval of the Utah Regional Haze SIP Alternative, which makes the shutdown of the Carbon generating facility federally enforceable and adopts as BART the existing NOx controls and emission limits on the Hunter and Huntington generating facilities. The proposed approval withdraws the FIP requirements to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA released the final rule approving the Utah Regional Haze SIP Alternative on October 28, 2020. With the approval, the EPA also finalized its withdrawal of the FIP requirements for the Hunter and Huntington generating facilities. The Utah Regional Haze SIP Alternative took effect December 28, 2020. As a result of these actions, the Tenth Circuit dismissed the Utah regional haze petitions on January 11, 2021. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. PacifiCorp and the state of Utah moved to intervene in the litigation. After review of the rule by the Biden administration, the EPA determined it would defend the rule, and briefing has been completed. A date for oral arguments has not been scheduled. The Utah Air Quality Board approved the Utah Division of Air Quality's SIP for the regional haze second planning period on June 6, 2022. The SIP sets mass-based NOx emissions limits and rate-based SO2 limits for PacifiCorp's Hunter and Huntington generating facilities to ensure reasonable visibility progress for the second planning period.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. In addition, the EPA initially proposed in June 2012 to disapprove portions of the NOx and particulate matter SIP and instead issue a FIP. The EPA withdrew its initial proposed actions on the NOx and particulate matter SIP and the proposed FIP, published a re-proposed rule in June 2013, and finalized its determination in January 2014, which aligns more closely with the SIP proposed by the state of Wyoming. The EPA's final action on the Wyoming SIP approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls within five years (i.e., by 2019). The EPA action became final on March 3, 2014. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming also filed an appeal of the EPA's final action, as did the Powder River Basin Resource Council, National Parks Conservation Association and Sierra Club. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The EPA, U.S. Department of Justice, state of Wyoming and PacifiCorp executed a settlement agreement December 16, 2020, removing the requirement to install SCR in lieu of monthly and annual NOx emissions limits. The settlement agreement was subject to a comment period which ended July 6, 2021. The EPA did not give final approval to the settlement agreement and parties were unable to reach an agreement through mediation. The abatement on litigation was lifted September 28, 2022, and opening briefs are due October 28, 2022. PacifiCorp objects to the EPA's FIP requiring SCR on the Wyodak Unit. That requirement in the agency's plan remains stayed by the court. PacifiCorp has also intervened on behalf of the EPA against claims that Units 1 and 2 at the Naughton generating facility should have been subject to a SCR requirement. On February 5, 2019, PacifiCorp submitted a reasonable progress reassessment permit application and reasonable progress determination for Jim Bridger Units 1 and 2, seeking a rescission of the December 2017 permit requiring the installation of SCR, to be replaced with a permit imposing plant-wide emission limits to achieve better modeled visibility, fewer overall environmental impacts and lower costs of compliance. In May 2020, the Wyoming Air Quality Division issued a permit approving PacifiCorp's monthly and annual NOx and SO2 emission limits on the four Jim Bridger units and submitted a regional haze SIP revision to the EPA. The revised SIP would grant approval of PacifiCorp's Jim Bridger reasonable progress reassessment application and incorporates PacifiCorp's proposed emission limits in lieu of the requirement to install SCR systems on Jim Bridger Units 1 and 2. On December 27, 2021, Wyoming's governor issued an emergency suspension order under Section 110(g) of the Clean Air Act, allowing the operation of Jim Bridger Unit 2 through April 30, 2022, while the state, the EPA and PacifiCorp continue settlement discussions. On January 18, 2022, the EPA proposed to reject the SIP revisions. The EPA took comment on the proposal through February 17, 2022. On February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp under Sections 201 and 209(a) of the Wyoming Environmental Quality Act, resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree and as forecasted in PacifiCorp's 2021 IRP, PacifiCorp must convert both units to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. In addition, PacifiCorp must propose an RFP by January 1, 2023, for carbon capture technology at Jim Bridger Units 3 and 4. Wyoming issued its proposed implementation plan for second planning period reasonable progress on February 18, 2022 and accepted comments through March 23, 2022. The EPA and PacifiCorp executed an administrative order on consent June 9, 2022, covering compliance for Jim Bridger Units 1 and 2 under the regional haze rule. The federal order contains the same emission and operating limits as the Wyoming consent decree and adds federal approval of the compliance pathway outlined in the state consent decree, including revision of the SIP to include conversion of Jim Bridger Units 1 and 2 to natural gas. The order includes a one-year deadline to complete the SIP revision. The proposed SIP revision reflecting these agreements is currently being evaluated under parallel processes by the state of Wyoming and the EPA. The Wyoming Department of Environmental Quality submitted the Jim Bridger Units 1 and 2 proposed SIP revision to federal land managers for a 60-day consultation on June 7, 2022. Wyoming held a public hearing for the Bridger gas conversion SIP revision on September 14, 2022, and accepted public comments on the plan through September 20, 2022. For the second round of regional haze planning, Wyoming determined that no controls will be necessary on any Wyoming resources to make reasonable progress.

In February 2022, NV Energy received 30-day notice letters from the Nevada Division of Environmental Protection regarding the reopening and revision of the Valmy and Tracy Generating Station's Title V air quality operating permits to add federally enforceable retirement dates of December 31, 2028 for Valmy Units 1 and 2 and December 31, 2031 for Tracy Unit 4. The enforceable retirement dates will implement Nevada's SIP for the regional haze second planning period. The revised permits were received in March and April 2022. The Nevada Division of Environmental Protection accepted public comment on its SIP through July 25, 2022.

Nevada, Utah and Wyoming each submitted regional haze SIPs for second planning period to the EPA in August 2022. The EPA has 18 months to approve or disapprove all or parts of the states' plans. On August 25, 2022, the EPA promulgated a finding of failure to submit a SIP for the regional haze second planning period for 15 states, including Iowa. The finding establishes a two-year deadline for the agency to promulgate FIPs to address the requirements, unless prior to promulgating a FIP, the state submits, and the agency approves, a SIP meeting the requirements. The finding says the agency intends to continue to work with states in developing approvable SIP submittals in a timely manner. The Iowa Department of Natural Resources continues to work with the EPA on development of its SIP. Iowa anticipates submitting a final plan to the EPA in spring 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2022, the related consolidated statements of operations and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 4, 2022

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$219	$179
Trade receivables, net	807	725
Other receivables, net	77	52
Inventories	471	474
Derivative contracts	108	76
Regulatory assets	176	65
Other current assets	124	150
Total current assets	1,982	1,721

Property, plant and equipment, net	23,893	22,914
Regulatory assets	1,439	1,287
Other assets	699	534

Total assets	$28,013	$26,456

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,103	$680
Accrued interest	117	121
Accrued property, income and other taxes	210	78
Accrued employee expenses	104	89
Current portion of long-term debt	452	155
Regulatory liabilities	102	118
Other current liabilities	294	219
Total current liabilities	2,382	1,460

Long-term debt	8,177	8,575
Regulatory liabilities	2,751	2,650
Deferred income taxes	2,989	2,847
Other long-term liabilities	1,279	1,011
Total liabilities	17,578	16,543

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,970	5,449
Accumulated other comprehensive loss, net	(16)	(17)
Total shareholders' equity	10,435	9,913

Total liabilities and shareholders' equity	$28,013	$26,456

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Operating revenue	$1,635	$1,491	$4,246	$4,031

Operating expenses:
Cost of fuel and energy	581	505	1,497	1,370
Operations and maintenance	289	267	941	781
Depreciation and amortization	277	272	836	811
Property and other taxes	51	54	161	158
Total operating expenses	1,198	1,098	3,435	3,120

Operating income	437	393	811	911

Other income (expense):
Interest expense	(105)	(110)	(318)	(322)
Allowance for borrowed funds	9	6	21	18
Allowance for equity funds	19	13	47	38
Interest and dividend income	15	7	29	18
Other, net	(3)	(5)	(12)	5
Total other income (expense)	(65)	(89)	(233)	(243)

Income before income tax benefit	372	304	578	668
Income tax benefit	(37)	(28)	(43)	(58)
Net income	$409	$332	$621	$726

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2021	$2	$—	$4,479	$5,105	$(19)	$9,567
Net income	—	—	—	332	—	332
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2021	$2	$—	$4,479	$5,437	$(18)	$9,900

Balance, December 31, 2020	$2	$—	$4,479	$4,711	$(19)	$9,173
Net income	—	—	—	726	—	726
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2021	$2	$—	$4,479	$5,437	$(18)	$9,900

Balance, June 30, 2022	$2	$—	$4,479	$5,561	$(16)	$10,026
Net income	—	—	—	409	—	409
Balance, September 30, 2022	$2	$—	$4,479	$5,970	$(16)	$10,435

Balance, December 31, 2021	$2	$—	$4,479	$5,449	$(17)	$9,913
Net income	—	—	—	621	—	621
Other comprehensive income	—	—	—	—	1	1
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, September 30, 2022	$2	$—	$4,479	$5,970	$(16)	$10,435
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$621	$726
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	836	811
Allowance for equity funds	(47)	(38)
Changes in regulatory assets and liabilities	(285)	(185)
Deferred income taxes and amortization of investment tax credits	48	33
Other, net	15	—
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(233)	(12)
Inventories	3	17
Derivative collateral, net	28	19
Accrued property, income and other taxes, net	180	96
Accounts payable and other liabilities	586	77
Net cash flows from operating activities	1,752	1,544

Cash flows from investing activities:
Capital expenditures	(1,481)	(1,157)
Other, net	4	7
Net cash flows from investing activities	(1,477)	(1,150)

Cash flows from financing activities:
Proceeds from long-term debt	—	984
Repayments of long-term debt	(104)	(400)
Repayments of short-term debt	—	(93)
Dividends paid	(100)	—
Other, net	(2)	(5)
Net cash flows from financing activities	(206)	486

Net change in cash and cash equivalents and restricted cash and cash equivalents	69	880
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	186	19
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$255	$899

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022, other than the updates associated with PacifiCorp's estimates of loss contingencies related to the Oregon and California 2020 wildfires (the "2020 Wildfires") as discussed in Note 9.

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

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$219	$179
Restricted cash and cash equivalents included in other current assets	33	4
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$255	$186

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2022	2021
Utility Plant:
Generation	15 - 59 years	$13,761	$13,679
Transmission	60 - 90 years	7,982	7,894
Distribution	20 - 75 years	8,321	8,044
Intangible plant(1)	5 - 75 years	1,147	1,106
Other	5 - 60 years	1,606	1,539
Utility plant in-service		32,817	32,262
Accumulated depreciation and amortization		(11,057)	(10,507)
Utility plant in-service, net		21,760	21,755
Other non-regulated, net of accumulated depreciation and amortization	14 - 95 years	18	18
Plant, net		21,778	21,773
Construction work-in-progress		2,115	1,141
Property, plant and equipment, net		$23,893	$22,914
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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	4	4	4	4
Federal income tax credits	(22)	(20)	(22)	(20)
Effects of ratemaking(1)	(13)	(13)	(12)	(14)
Valuation allowance	—	—	1	—
Other	—	(1)	1	—
Effective income tax rate	(10)%	(9)%	(7)%	(9)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTCs") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2022 and 2021 totaled $127 million and $133 million, respectively.

For the nine-month period ended September 30, 2022, PacifiCorp recorded a valuation allowance related to state net operating loss carryforwards.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month periods ended September 30, 2022 and 2021, PacifiCorp received net cash payments for federal and state income tax from BHE totaling $194 million and $109 million, respectively.

(6)    Employee Benefit Plans

Net periodic benefit cost for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Pension:
Interest cost	$8	$8	$22	$22
Expected return on plan assets	(11)	(12)	(32)	(39)
Settlement	—	4	—	4
Net amortization	4	5	12	15
Net periodic benefit cost	$1	$5	$2	$2

Other postretirement:
Service cost	$—	$—	$1	$1
Interest cost	2	1	6	5
Expected return on plan assets	(3)	(2)	(8)	(6)
Net amortization	1	1	1	1
Net periodic benefit cost	$—	$—	$—	$1

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2022. As of September 30, 2022, $3 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2022
Not designated as hedging contracts(1):
Commodity assets	$144	$52	$7	$—	$203
Commodity liabilities	(20)	(4)	(13)	—	(37)
Total	124	48	(6)	—	166

Total derivatives	124	48	(6)	—	166
Cash collateral payable	(16)	(7)	—	—	(23)
Total derivatives - net basis	$108	$41	$(6)	$—	$143

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$81	$21	$2	$—	$104
Commodity liabilities	(5)	(1)	(38)	(7)	(51)
Total	76	20	(36)	(7)	53

Total derivatives	76	20	(36)	(7)	53
Cash collateral receivable	—	—	5	—	5
Total derivatives - net basis	$76	$20	$(31)	$(7)	$58
(1)PacifiCorp's commodity derivatives are generally included in rates. As of September 30, 2022 a regulatory liability of $166 million was recorded related to the net derivative asset of $166 million. As of December 31, 2021 a regulatory liability of $53 million was recorded related to the net derivative asset of $53 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Beginning balance	$(223)	$(102)	$(53)	$17
Changes in fair value recognized in regulatory assets	(79)	(128)	(296)	(247)
Net gains (losses) reclassified to operating revenue	7	—	(4)	(5)
Net gains reclassified to energy costs	129	81	187	86
Ending balance	$(166)	$(149)	$(166)	$(149)

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2022	2021

Electricity purchases, net	Megawatt hours	2	2
Natural gas purchases	Decatherms	108	106

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by the counterparty. As of September 30, 2022, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $37 million as of September 30, 2022 and December 31, 2021, respectively, for which PacifiCorp had posted collateral of $— million and $5 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2022 and December 31, 2021, PacifiCorp would have been required to post $7 million and $23 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2022:
Assets:
Commodity derivatives	$—	$203	$—	$(54)	$149
Money market mutual funds	222	—	—	—	222
Investment funds	25	—	—	—	25
	$247	$203	$—	$(54)	$396

Liabilities - Commodity derivatives	$—	$(37)	$—	$31	$(6)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$104	$—	$(8)	$96
Money market mutual funds	181	—	—	—	181
Investment funds	27	—	—	—	27
	$208	$104	$—	$(8)	$304

Liabilities - Commodity derivatives	$—	$(51)	$—	$13	$(38)
(1)Represents netting under master netting arrangements and a net cash collateral payable of $23 million and a net cash collateral receivable of $5 million as of September 30, 2022 and December 31, 2021, respectively.

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

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$8,629	$7,776	$8,730	$10,374

(9)    Commitments and Contingencies

Construction Commitments

During the nine-month period ended September 30, 2022, PacifiCorp entered into certain procurement and construction services agreements for $1.1 billion through 2024 for the construction of key Energy Gateway Transmission segments in Utah, Wyoming and Idaho, including $849 million for the segment extending between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah.

Fuel Contracts

During the nine-month period ended September 30, 2022, PacifiCorp entered into certain coal supply and transportation agreements totaling approximately $214 million through 2028.

Purchased Electricity Contracts - Not Commercially Operable

During the nine-month period ended September 30, 2022, PacifiCorp entered into a purchased electricity contract for a solar generating facility including battery storage with minimum obligations totaling approximately $238 million through 2045. The facility associated with this contract has not yet achieved commercial operation. To the extent this facility does not achieve commercial operation, PacifiCorp has no obligation to the counterparty.

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

Wildfire Liability Overview

A provision for a loss contingency is recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. PacifiCorp evaluates which potential liabilities are probable and the related range of reasonably estimated losses and records a charge that reflects its best estimate or the lower end of the range, if there is no better estimate.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages from wildfires without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could nevertheless be found liable for all damages proximately caused by negligence, including real and personal property and natural resource damages; fire suppression costs; personal injury and loss of life damages; and interest.

2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon burning over 500,000 acres in aggregate. Third party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million.

Investigations into the cause and origin of each wildfire are complex and ongoing and being conducted by various entities, including the United States Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, 60 lawsuits have been filed in Oregon and California, including a class action complaint in Oregon, on behalf of plaintiffs related to the 2020 Wildfires. The plaintiffs seek damages that include property damages, economic losses, punitive damages, exemplary damages, attorneys' fees and other damages. Additionally, several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. The final determinations of liability, however, will only be made following the completion of comprehensive investigations and litigation processes.

As of the date of this filing, PacifiCorp estimates the probable loss to be $200 million, net of expected insurance recoveries and has accrued such amount as of September 30, 2022. During the nine-month period ended September 30, 2022, PacifiCorp accrued $64 million of losses net of expected insurance recoveries, associated with the 2020 Wildfires. The accrual includes PacifiCorp's estimate of losses for fire suppression costs, real and personal property damages, natural resource damages for certain areas and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is reasonably able to estimate at this time. For certain aspects of the 2020 Wildfires for which loss is considered probable, information necessary to reasonably estimate the potential losses, such as those related to certain areas of natural resource damages, is not currently available. It is reasonably possible PacifiCorp will incur additional losses beyond the amounts accrued; however, PacifiCorp is currently unable to estimate the range of possible additional losses that could be incurred due to the number of properties and parties involved and the variation in those types of properties and lack of available details. To the extent losses beyond the amounts accrued are incurred, additional insurance coverage is expected to be available to cover a portion of the losses. PacifiCorp's receivable for expected insurance recoveries was $277 million as of September 30, 2022.

2022 McKinney Fire

According to California Department of Forestry and Fire Protection ("Cal Fire"), on July 29, 2022, at approximately 2:16 p.m. Pacific Time, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California (the "2022 McKinney Fire") located in PacifiCorp's service territory. The Cal Fire McKinney Fire incident report last updated September 8, 2022 (the "Cal Fire incident report") indicates that the 2022 McKinney Fire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and 4 fatalities. According to InciWeb, an interagency all-risk incident information management system, the 2022 McKinney Fire consumed 60,138 acres. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the United States Forest Service.

Due to the preliminary nature of the investigation PacifiCorp does not believe a loss is probable and therefore has not accrued any loss as of the date of this filing. While the loss is not probable, PacifiCorp estimates the potential loss, excluding losses for natural resource damages, to be $31 million, net of expected insurance recoveries. The loss estimate includes PacifiCorp's estimate of losses for fire suppression costs; real and personal property damages; and noneconomic damages such as personal injury damages and loss of life damages. PacifiCorp is unable to estimate the total potential loss, including losses for natural resource damages, because there are a number of unknown facts and legal considerations that may impact the amount of any potential liability, including the total scope and nature of claims that may be asserted against PacifiCorp. PacifiCorp has insurance available and estimates the potential insurance recoveries to be $103 million, to cover potential losses.

As of the date of this filing, multiple lawsuits have been filed in California on behalf of plaintiffs related to the 2022 McKinney Fire. The plaintiffs seek damages that include property damages, economic losses, punitive damages, exemplary damages, attorneys' fees and other damages but the amount of damages sought are not specified. The final determinations of liability, however, will only be made following the completion of comprehensive investigations and litigation processes.

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

In September 2016, the KRRC and PacifiCorp filed a joint application with the FERC to transfer the license for the four mainstem Klamath dams from PacifiCorp to the KRRC. The FERC approved partial transfer of the Klamath license in a July 2020 order, subject to the condition that PacifiCorp remains co-licensee. Under the amended KHSA, PacifiCorp did not agree to remain co-licensee during the surrender and removal process given concerns about liability protections for PacifiCorp and its customers. In November 2020, PacifiCorp entered a memorandum of agreement (the "MOA") with the KRRC, the Karuk Tribe, the Yurok Tribe and the States to continue implementation of the KHSA. The agreement required the States, PacifiCorp and KRRC to file a new license transfer application to remove PacifiCorp from the license for the Klamath Hydroelectric Project and add the States and KRRC as co-licensees for the purposes of surrender. In addition, the MOA provides for additional contingency funding of $45 million, equally split between PacifiCorp and the States, and for PacifiCorp and the States to equally share in any additional cost overruns in the unlikely event that dam removal costs exceed the $450 million in funding to ensure dam removal is complete. The MOA also requires PacifiCorp to cover the costs associated with certain pre-existing environmental conditions. In June 2021, the FERC approved transfer of the four mainstem Klamath dams from PacifiCorp to the KRRC and the States as co-licensees. In July 2021, the Oregon, Wyoming, Idaho and California state public utility commissions conditionally approved the required property transfer applications. In August 2021, PacifiCorp notified the Public Service Commission of Utah of the property transfer, however no formal approval is required in Utah. The transfer will be effective within 30 days following the issuance of a license surrender from the FERC for the project, which remains pending. In August 2022, the FERC staff issued a final environmental impact statement for the project, concluding that dam removal is the preferred action.

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

(10)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Customer Revenue:
Retail:
Residential	$576	$530	$1,498	$1,442
Commercial	461	428	1,224	1,180
Industrial	310	296	860	849
Other retail	118	98	235	214
Total retail	1,465	1,352	3,817	3,685
Wholesale	69	58	179	124
Transmission	54	55	131	117
Other Customer Revenue	24	26	72	80
Total Customer Revenue	1,612	1,491	4,199	4,006
Other revenue	23	—	47	25
Total operating revenue	$1,635	$1,491	$4,246	$4,031

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

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

Net income for the third quarter of 2022 was $409 million, an increase of $77 million, or 23%, compared to 2021. Net income increased primarily due to higher utility margin, lower other expense and higher income tax benefit, partially offset by increased operations and maintenance expense largely due to higher general and plant maintenance costs and higher depreciation and amortization expense. Utility margin increased primarily due to higher retail prices and volumes, higher net power cost deferrals, higher average wholesale market prices and lower thermal generation volumes, partially offset by higher purchased electricity costs from higher volumes and prices and higher natural gas prices. Retail customer volumes increased 3.5%, primarily due to favorable impacts of weather and an increase in the average number of customers, partially offset by a decrease in customer usage. Energy generated decreased 5% for the third quarter of 2022 compared to 2021 primarily due to lower coal-fueled, wind-powered and natural gas-fueled generation, partially offset by higher hydroelectric generation. Wholesale electricity sales volumes decreased 5% and purchased electricity volumes increased 32%.

Net income for the first nine months of 2022 was $621 million, a decrease of $105 million, or 14%, compared to 2021 primarily due to higher operations and maintenance expense largely due to an increase to the wildfire damage provision and higher general and plant maintenance costs, higher depreciation and amortization expense and lower income tax benefit, partially offset by higher utility margin and lower other expense. Utility margin increased primarily due to higher retail prices and volumes, higher net power cost deferrals, higher average wholesale market prices, lower thermal generation volumes, lower purchased electricity prices and higher wheeling revenues, partially offset by higher purchased electricity volumes, higher natural gas and coal prices and lower wind-based ancillary revenues. Retail customer volumes increased 0.8%, primarily due to an increase in the average number of customers and favorable impacts of weather, partially offset by a decrease in customer usage. Energy generated decreased 4% for the first nine months of 2022 compared to 2021 primarily due to lower coal-fueled and natural gas-fueled generation, partially offset by higher wind-powered and hydroelectric generation. Wholesale electricity sales volumes decreased 2% and purchased electricity volumes increased 17%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin:
Operating revenue	$1,635	$1,491	$144	10%	$4,246	$4,031	$215	5%
Cost of fuel and energy	581	505	76	15	1,497	1,370	127	9
Utility margin	1,054	986	68	7	2,749	2,661	88	3
Operations and maintenance	289	267	22	8	941	781	160	20
Depreciation and amortization	277	272	5	2	836	811	25	3
Property and other taxes	51	54	(3)	(6)	161	158	3	2
Operating income	$437	$393	$44	11%	$811	$911	$(100)	(11)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$1,635	$1,491	$144	10%	$4,246	$4,031	$215	5%
Cost of fuel and energy	581	505	76	15	1,497	1,370	127	9
Utility margin	$1,054	$986	$68	7%	$2,749	$2,661	$88	3%

Sales (GWhs):
Residential	5,035	4,732	303	6%	13,653	13,396	257	2%
Commercial	5,343	5,078	265	5	14,526	14,181	345	2
Industrial, irrigation and other	5,337	5,375	(38)	(1)	14,709	14,976	(267)	(2)
Total retail	15,715	15,185	530	3	42,888	42,553	335	1
Wholesale	1,037	1,093	(56)	(5)	3,835	3,928	(93)	(2)
Total sales	16,752	16,278	474	3%	46,723	46,481	242	1%

Average number of retail customers (in thousands)	2,040	2,006	34	2%	2,033	1,998	35	2%

Average revenue per MWh:
Retail	$93.38	$88.91	$4.47	5%	$89.19	$86.53	$2.66	3%
Wholesale	$84.28	$53.45	$30.83	58%	$55.37	$37.23	$18.14	49%

Heating degree days	91	196	(105)	(54)%	6,572	6,111	461	8%
Cooling degree days	2,021	1,681	340	20%	2,432	2,427	5	—%

Sources of energy (GWhs)(1):
Coal	8,606	9,011	(405)	(4)%	21,777	24,157	(2,380)	(10)%
Natural gas	3,684	3,886	(202)	(5)	9,546	10,174	(628)	(6)
Wind(2)	1,051	1,264	(213)	(17)	5,260	4,385	875	20
Hydroelectric and other(2)	555	439	116	26	2,572	2,130	442	21
Total energy generated	13,896	14,600	(704)	(5)	39,155	40,846	(1,691)	(4)
Energy purchased	4,047	3,058	989	32	10,987	9,407	1,580	17
Total	17,943	17,658	285	2%	50,142	50,253	(111)	—%

Average cost of energy per MWh:
Energy generated(3)	$21.60	$18.39	$3.21	17%	$20.74	$17.98	$2.76	15%
Energy purchased	$97.72	$88.48	$9.24	10%	$68.82	$67.10	$1.72	3%
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

Quarter Ended September 30, 2022 compared to Quarter Ended September 30, 2021

Utility margin increased $68 million, or 7%, for the third quarter of 2022 compared to 2021 primarily due to:
•$117 million increase in retail revenue due to higher average prices and higher volumes. Retail customer volumes increased 3.5%, primarily due to favorable impacts of weather and an increase in the average number of customers, partially offset by a decrease in customer usage;
•$80 million of higher deferred net power costs in accordance with established adjustment mechanisms, including 2021 cost deferrals under the Oregon power cost adjustment mechanism;
•$29 million increase in wholesale revenue primarily due to higher average market prices, partially offset by lower volumes; and
•$4 million of lower coal-fueled generation costs primarily due to lower volumes, partially offset by higher average prices.
The increases above were partially offset by:
•$125 million of higher purchased electricity costs from higher volumes and higher average market prices; and
•$36 million of higher natural gas-fueled generation costs due to higher average market prices, partially offset by lower volumes.
Operations and maintenance increased $22 million, or 8%, for the third quarter of 2022 compared to 2021 primarily due to higher plant maintenance costs, consumption of materials, higher insurance premiums due to cost increases related to wildfire coverage, higher start-up and equipment-related fuel costs and higher chemical costs.

Depreciation and amortization increased $5 million, or 2%, for the third quarter of 2022 compared to 2021 primarily due to higher plant in-service balances in the current quarter and prior year deferrals in Idaho associated with the increase in depreciation expense resulting from the implementation of the 2018 depreciation study compounded by amortization of those deferrals in the current quarter, partially offset by current year deferrals in Oregon associated with certain wind-powered generating facilities.

Property and other taxes decreased $3 million, or 6%, for the third quarter of 2022 compared to 2021 primarily due to lower property tax rates in Utah.

Allowance for borrowed and equity funds increased $9 million, or 47%, for the third quarter of 2022 compared to 2021 primarily due to higher qualified construction work-in-progress balances, partially offset by lower rates.

Income tax benefit increased $9 million, or 32%, for the third quarter of 2022 compared to 2021 and the effective tax rate was (10)% for 2022 and (9)% for 2021. The effective tax rate decreased primarily due to increased PTCs from PacifiCorp's wind-powered generating facilities.

First Nine Months of 2022 compared to First Nine Months of 2021

Utility margin increased $88 million, or 3%, for the first nine months of 2022 compared to 2021 primarily due to:
•$143 million increase in retail revenue due to higher average prices and volumes. Retail customer volumes increased 0.8%, primarily due to an increase in the average number of customers and favorable impacts of weather, partially offset by a decrease in customer usage;
•$76 million higher deferred net power costs in accordance with established adjustment mechanisms, including 2021 cost deferrals under the Oregon power cost adjustment mechanism;
•$66 million increase in wholesale revenue primarily due to higher average market prices, partially offset by lower volumes;
•$39 million of lower coal-fueled generation costs due to lower volumes, partially offset by higher average prices; and
•$14 million of favorable wheeling activities.
The increases above were partially offset by:
•$125 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices;

•$116 million of higher natural gas-fueled generation costs due to higher average market prices, partially offset by lower volumes; and
•$8 million of lower wind-based ancillary revenue.
Operations and maintenance increased $160 million, or 20%, for the first nine months of 2022 compared to 2021 primarily due to a $64 million increase in the loss accruals associated with the September 2020 wildfires net of estimated insurance recoveries, higher plant maintenance costs, higher DSM amortization expense, higher insurance premiums due to cost increases related to wildfire coverage, consumption of materials, higher start-up and equipment-related fuel costs and higher chemical costs.

Depreciation and amortization increased $25 million, or 3%, for the first nine months of 2022 compared to 2021 primarily due to higher plant in-service balances in the current year and prior year deferrals in Idaho associated with the increase in depreciation expense resulting from the implementation of the 2018 depreciation study compounded by amortization of those deferrals in the current year, partially offset by lower depreciation associated with Oregon's accelerated depreciation of coal units due to an update to the Oregon allocation factor applied in computing the incremental depreciation and current year deferrals in Oregon associated with certain wind-powered generating facilities.

Property and other taxes increased $3 million, or 2%, for the first nine months of 2022 compared to 2021 primarily due to higher public utility taxes in Washington.

Allowance for borrowed and equity funds increased $12 million, or 21%, for the first nine months of 2022 compared to 2021 primarily due to higher qualified construction work-in-progress balances and higher rates.

Other, net decreased $17 million for the first nine months of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies associated with PacifiCorp's supplemental executive retirement plan

Income tax benefit decreased $15 million, or 26%, for the first nine months of 2022 compared to 2021 and the effective tax rate was (7)% for 2022 and (9)% for 2021. The effective tax rate increased primarily due to lower effects of ratemaking associated with excess deferred income tax amortization in the current year and a valuation allowance PacifiCorp recorded in the first quarter of 2022 against state net operating loss carryforwards, partially offset by the relative impact on a percentage basis of PTCs on the lower pre-tax book income in 2022 compared to that of 2021, which results in a higher benefit related to PTCs in the current year.

Liquidity and Capital Resources

As of September 30, 2022, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$219

Credit facilities	1,200
Less:
Tax-exempt bond support	(218)
Net credit facilities	982

Total net liquidity	$1,201

Credit facilities:
Maturity dates	2025

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021 were $1,752 million and $1,544 million, respectively. The change was primarily due to timing of operating accounts payables, cash received for income taxes, higher transmission deposits and collections from retail customers, partially offset by higher expenditures for materials and supplies and operating expenses.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021 were $(1,477) million and $(1,150) million, respectively. The change is primarily due to an increase in capital expenditures of $324 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2022 were $(206) million. Uses of cash consisted primarily of $100 million for common stock dividends paid to PPW Holdings LLC and $104 million for the repayment of long-term debt.

Net cash flows from financing activities for the nine-month period ended September 30, 2021 were $486 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $984 million. Uses of cash consisted substantially of $400 million for the repayment of long-term debt and $93 million for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $1.5 billion of short-term debt. As of September 30, 2022 and December 31, 2021, PacifiCorp had no short-term debt outstanding.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customer rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; new customer requests; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022

Wind generation	$110	$21	$59
Electric distribution	461	503	691
Electric transmission	212	816	1,200
Other	374	141	305
Total	$1,157	$1,481	$2,255

PacifiCorp's 2021 IRP identified a roadmap for a significant increase in renewable and carbon-free generation resources, coal-to-natural gas conversion of certain coal-fueled units, energy storage and associated transmission. PacifiCorp's 2021 IRP identified over 1,800 MWs of new wind-powered generating resources that are expected to be online by 2025. PacifiCorp anticipates that the additional new wind-powered generation will be a mixture of owned and contracted resources. PacifiCorp has included an estimate for these new generation resources and associated transmission in its forecast capital expenditures for 2022 through 2024. These estimates are likely to change as a result of the RFP process. PacifiCorp's historical and forecast capital expenditures include the following:

•Wind generation includes both growth projects and operating expenditures. Growth projects include:
◦Construction of wind-powered generating facilities at PacifiCorp totaling $5 million and $99 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Construction includes 516 MWs of new wind-powered generating facilities that were placed in-service in 2021. Planned spending for constructing additional wind-powered generating facilities totals $22 million for the remainder of 2022.
◦Planned acquisition and repowering of two wind-powered generating facilities by PacifiCorp totaling $16 million and $9 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for acquiring and repowering generating facilities totals $8 million for the remainder of 2022.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures include spend on wildfire mitigation and wildfire and storm damage restoration. Expenditures for these items totaled $117 million and $144 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for wildfire mitigation and wildfire and storm damage restoration totals $39 million for the remainder of 2022. The remaining investments relate to expenditures for new connections and distribution operations.

•Electric transmission includes both growth projects and operating expenditures. Transmission investment primarily reflects planned costs for the 416-mile, 500-kV high-voltage transmission line between the Aeolus substation near Medicine Bow, Wyoming and the Clover substation near Mona, Utah; the 59-mile, 230-kV high-voltage transmission line between the Windstar substation near Glenrock, Wyoming and the Aeolus substation; and the 290-mile, 500-kV high-voltage transmission line from the Longhorn substation near Boardman, Oregon to the Hemingway substation near Boise, Idaho. Expenditures for these segments totaled $640 million and $57 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for these Energy Gateway Transmission segments to be placed in-service in 2024-2026 totals $299 million for the remainder of 2022.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $115 million and $69 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned information technology spending totals $56 million for the remainder of 2022. Remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. PacifiCorp files its IRP biennially with the state commissions in each of the six states where PacifiCorp operates. Five states indicate whether the IRP meets the state commission's IRP standards and guidelines, a process referred to as "acknowledgment" in some states. Acknowledgment by a state commission does not address cost recovery or prudency of resources ultimately selected.

In September 2021, PacifiCorp filed its 2021 IRP with its state commissions and subsequently filed its 2021 IRP Update in March and April 2022. In March 2022, the OPUC acknowledged PacifiCorp's 2021 IRP and its preferred portfolio. In June 2022, the UPSC issued an order declining to acknowledge the 2021 IRP due to its determination that PacifiCorp did not meet the commission's IRP guidelines by excluding new natural gas-fueled resources in its modeling of the 2021 IRP's preferred portfolio, as well as the commission's view that PacifiCorp did not provide ample time for public input and information exchange during the development of the IRP. The UPSC did approve the 2022 All Source RFP ("2022AS RFP") to procure resources identified in the 2021 IRP. In August 2022, the Idaho Public Utilities Commission acknowledged PacifiCorp's 2021 IRP and its preferred portfolio. Reviews of the 2021 IRP by the Wyoming Public Service Commission and the WUTC are ongoing.

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

Material Cash Requirements

As of September 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Collateral and Contingent Features

Debt and preferred securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt or preferred securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2022, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2022, PacifiCorp would have been required to post $338 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, outstanding accounts payable and receivable, or other factors. Refer to Note 7 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2022, the related statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 4, 2022

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$581	$232
Trade receivables, net	528	526
Income tax receivable	—	79
Inventories	272	234
Other current assets	202	123
Total current assets	1,583	1,194

Property, plant and equipment, net	20,780	20,301
Regulatory assets	528	473
Investments and restricted investments	862	1,026
Other assets	283	263

Total assets	$24,036	$23,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$456	$531
Accrued interest	88	84
Accrued property, income and other taxes	290	158
Current portion of long-term debt	314	—
Other current liabilities	154	145
Total current liabilities	1,302	918

Long-term debt	7,413	7,721
Regulatory liabilities	1,055	1,080
Deferred income taxes	3,403	3,389
Asset retirement obligations	710	714
Other long-term liabilities	488	475
Total liabilities	14,371	14,297

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	9,104	8,399
Total shareholder's equity	9,665	8,960

Total liabilities and shareholder's equity	$24,036	$23,257

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$1,009	$854	$2,342	$1,985
Regulated natural gas and other	139	112	708	741
Total operating revenue	1,148	966	3,050	2,726

Operating expenses:
Cost of fuel and energy	235	163	534	417
Cost of natural gas purchased for resale and other	97	64	515	553
Operations and maintenance	210	200	602	577
Depreciation and amortization	338	218	865	634
Property and other taxes	38	34	114	107
Total operating expenses	918	679	2,630	2,288

Operating income	230	287	420	438

Other income (expense):
Interest expense	(79)	(76)	(235)	(224)
Allowance for borrowed funds	3	4	12	8
Allowance for equity funds	12	11	41	25
Other, net	4	8	(11)	34
Total other income (expense)	(60)	(53)	(193)	(157)

Income before income tax benefit	170	234	227	281
Income tax benefit	(135)	(143)	(529)	(456)

Net income	$305	$377	$756	$737

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, June 30, 2021	$—	$561	$7,865	$8,426
Net income	—	—	377	377
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2021	$—	$561	$8,241	$8,802

Balance, December 31, 2020	$—	$561	$7,504	$8,065
Net income	—	—	737	737
Balance, September 30, 2021	$—	$561	$8,241	$8,802

Balance, June 30, 2022	$—	$561	$8,850	$9,411
Net income	—	—	305	305
Common stock dividend	—	—	(50)	(50)
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2022	$—	$561	$9,104	$9,665

Balance, December 31, 2021	$—	$561	$8,399	$8,960
Net income	—	—	756	756
Common stock dividend	—	—	(50)	(50)
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2022	$—	$561	$9,104	$9,665
The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$756	$737
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	865	634
Amortization of utility plant to other operating expenses	26	26
Allowance for equity funds	(41)	(25)
Deferred income taxes and investment tax credits, net	11	121
Settlements of asset retirement obligations	(55)	(51)
Other, net	40	42
Changes in other operating assets and liabilities:
Trade receivables and other assets	(10)	(331)
Inventories	(38)	34
Pension and other postretirement benefit plans	4	2
Accrued property, income and other taxes, net	197	80
Accounts payable and other liabilities	46	21
Net cash flows from operating activities	1,801	1,290

Cash flows from investing activities:
Capital expenditures	(1,404)	(1,266)
Purchases of marketable securities	(306)	(166)
Proceeds from sales of marketable securities	299	163
Other, net	12	(7)
Net cash flows from investing activities	(1,399)	(1,276)

Cash flows from financing activities:
Dividends paid	(50)	—
Proceeds from long-term debt	—	492
Repayments of long-term debt	(2)	(1)
Other, net	—	(2)
Net cash flows from financing activities	(52)	489

Net change in cash and cash equivalents and restricted cash and cash equivalents	350	503
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	239	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$589	$548

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2022, and for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2021, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022.

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

	As of
	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$581	$232
Restricted cash and cash equivalents in other current assets	8	7
Total cash and cash equivalents and restricted cash and cash equivalents	$589	$239

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2022	2021
Utility plant in-service, net:
Generation	20-70 years	$18,201	$17,397
Transmission	52-75 years	2,609	2,474
Electric distribution	20-75 years	4,777	4,661
Natural gas distribution	29-75 years	2,101	2,039
Utility plant in-service		27,688	26,571
Accumulated depreciation and amortization		(7,886)	(7,376)
Utility plant in-service, net		19,802	19,195
Nonregulated property, net:
Nonregulated property, gross	20-50 years	7	7
Accumulated depreciation and amortization		(1)	(1)
Nonregulated property, net		6	6
		19,808	19,201
Construction work-in-progress		972	1,100
Property, plant and equipment, net		$20,780	$20,301

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the three- and nine-month periods ended September 30, 2022, $115 million and $211 million, respectively, was accrued. No accrual was recorded for the three- and nine-months periods ended September 30, 2021.

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(69)	(44)	(222)	(143)
State income tax, net of federal income tax impacts	(21)	(26)	(21)	(27)
Effects of ratemaking	(13)	(12)	(12)	(13)
Other, net	3	—	1	—
Effective income tax rate	(79)%	(61)%	(233)%	(162)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2022 and 2021 totaled $505 million and $400 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $757 million and $677 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Pension:
Service cost	$5	$5	$14	$15
Interest cost	5	6	15	17
Expected return on plan assets	(7)	(9)	(21)	(28)
Settlement	—	—	2	—
Net amortization	—	—	1	1
Net periodic benefit cost	$3	$2	$11	$5

Other postretirement:
Service cost	$2	$2	$6	$6
Interest cost	2	2	6	6
Expected return on plan assets	(4)	(2)	(11)	(7)
Net amortization	(1)	(1)	(2)	(3)
Net periodic benefit (credit) cost	$(1)	$1	$(1)	$2

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $7 million and $3 million, respectively, during 2022. As of September 30, 2022, $5 million and $2 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2022:
Assets:
Commodity derivatives	$1	$78	$14	$(6)	$87
Money market mutual funds	585	—	—	—	585
Debt securities:
U.S. government obligations	216	—	—	—	216
International government obligations	—	1	—	—	1
Corporate obligations	—	69	—	—	69
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	332	—	—	—	332
International companies	7	—	—	—	7
Investment funds	20	—	—	—	20
	$1,161	$152	$14	$(6)	$1,321

Liabilities - commodity derivatives	$—	$(12)	$—	$8	$(4)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2021:
Assets:
Commodity derivatives	$—	$32	$3	$(7)	$28
Money market mutual funds	228	—	—	—	228
Debt securities:
U.S. government obligations	232	—	—	—	232
International government obligations	—	2	—	—	2
Corporate obligations	—	90	—	—	90
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	2	—	—	2
Equity securities:
U.S. companies	428	—	—	—	428
International companies	10	—	—	—	10
Investment funds	18	—	—	—	18
	$916	$129	$3	$(7)	$1,041

Liabilities - commodity derivatives	$—	$(6)	$(8)	$12	$(2)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $2 million and $5 million as of September 30, 2022 and December 31, 2021, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Beginning balance	$26	$(1)	$(5)	$2
Changes in fair value recognized in regulatory assets	(2)	2	42	2
Settlements	(10)	(1)	(23)	(4)
Ending balance	$14	$—	$14	$—

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

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,727	$6,804	$7,721	$9,037

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using Federal Energy Regulatory Commission ("FERC")-approved formula rates subject to true-up for actual cost of service. MidAmerican Energy is authorized by the FERC to include a 0.50% adder beyond the approved base return on equity ("ROE") effective January 2015. Prior to September 2016, the rates in effect were based on a 12.38% ROE. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the 12.38% ROE no longer be found just and reasonable and sought to reduce the base ROE to 9.15% and 8.67%, respectively. In September 2016, the FERC issued an order for the first complaint, which reduces the base ROE to 10.32% and required refunds, plus interest, for the period from November 2013 through February 2015. Customer refunds relative to the first complaint occurred in February 2017. In November 2019, the FERC issued an order addressing the second complaint and issues on appeal in the first complaint. The order established a ROE of 9.88% (10.38% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 forward. In May 2020, the FERC issued an order on rehearing of the November 2019 order. The May 2020 order affirmed the FERC's prior decision to dismiss the second complaint and established an ROE of 10.02% (10.52% including the 0.50% adder) for the 15-month refund period of the first complaint and prospectively from September 2016 to the date of the May 2020 order. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion vacating these orders and remanding them back to the FERC. MidAmerican Energy cannot predict the ultimate outcome of these matters and, as of September 30, 2022, has accrued an $8 million liability for refunds of amounts collected under the higher ROE during the periods covered by the complaints.

(9)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 10 (in millions):

	For the Three-Month Period Ended September 30, 2022				For the Nine-Month Period Ended September 30, 2022
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$267	$58	$—	$325	$620	$370	$—	$990
Commercial	117	20	—	137	282	139	—	421
Industrial	364	9	—	373	839	27	—	866
Natural gas transportation services	—	8	—	8	—	31	—	31
Other retail	51	2	—	53	124	3	—	127
Total retail	799	97	—	896	1,865	570	—	2,435
Wholesale	167	41	—	208	355	133	—	488
Multi-value transmission projects	16	—	—	16	44	—	—	44
Other Customer Revenue	—	—	1	1	—	—	3	3
Total Customer Revenue	982	138	1	1,121	2,264	703	3	2,970
Other revenue	27	—	—	27	78	2	—	80
Total operating revenue	$1,009	$138	$1	$1,148	$2,342	$705	$3	$3,050

	For the Three-Month Period Ended September 30, 2021				For the Nine-Month Period Ended September 30, 2021
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$255	$52	$—	$307	$586	$419	$—	$1,005
Commercial	107	17	—	124	258	164	—	422
Industrial	321	5	—	326	741	20	—	761
Natural gas transportation services	—	9	—	9	—	28	—	28
Other retail	53	1	—	54	119	2	—	121
Total retail	736	84	—	820	1,704	633	—	2,337
Wholesale	88	25	—	113	214	93	—	307
Multi-value transmission projects	15	—	—	15	45	—	—	45
Other Customer Revenue	—	—	2	2	—	—	13	13
Total Customer Revenue	839	109	2	950	1,963	726	13	2,702
Other revenue	15	1	—	16	22	2	—	24
Total operating revenue	$854	$110	$2	$966	$1,985	$728	$13	$2,726

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$1,009	$854	$2,342	$1,985
Regulated natural gas	138	110	705	728
Other	1	2	3	13
Total operating revenue	$1,148	$966	$3,050	$2,726

Operating income:
Regulated electric	$245	$289	$383	$401
Regulated natural gas	(15)	(2)	37	37
Total operating income	230	287	420	438
Interest expense	(79)	(76)	(235)	(224)
Allowance for borrowed funds	3	4	12	8
Allowance for equity funds	12	11	41	25
Other, net	4	8	(11)	34
Income before income tax benefit	$170	$234	$227	$281

	As of
	September 30, 2022	December 31, 2021
Assets:
Regulated electric	$22,195	$21,385
Regulated natural gas	1,841	1,871
Other	—	1
Total assets	$24,036	$23,257

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2022, the related consolidated statements of operations and changes in member's equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2022

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$582	$233
Trade receivables, net	528	526
Income tax receivable	—	80
Inventories	272	234
Other current assets	204	123
Total current assets	1,586	1,196

Property, plant and equipment, net	20,781	20,302
Goodwill	1,270	1,270
Regulatory assets	528	473
Investments and restricted investments	864	1,028
Other assets	283	262

Total assets	$25,312	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$456	$531
Accrued interest	89	89
Accrued property, income and other taxes	289	158
Note payable to affiliate	155	189
Current portion of long-term debt	314	—
Other current liabilities	156	146
Total current liabilities	1,459	1,113

Long-term debt	7,653	7,961
Regulatory liabilities	1,055	1,080
Deferred income taxes	3,401	3,387
Asset retirement obligations	710	714
Other long-term liabilities	487	475
Total liabilities	14,765	14,730

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	8,868	8,122
Total member's equity	10,547	9,801

Total liabilities and member's equity	$25,312	$24,531

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$1,009	$854	$2,342	$1,985
Regulated natural gas and other	139	112	708	741
Total operating revenue	1,148	966	3,050	2,726

Operating expenses:
Cost of fuel and energy	235	163	534	417
Cost of natural gas purchased for resale and other	97	64	515	553
Operations and maintenance	210	200	602	577
Depreciation and amortization	338	218	865	634
Property and other taxes	38	34	114	107
Total operating expenses	918	679	2,630	2,288

Operating income	230	287	420	438

Other income (expense):
Interest expense	(84)	(81)	(249)	(237)
Allowance for borrowed funds	3	4	12	8
Allowance for equity funds	12	11	41	25
Other, net	2	8	(12)	34
Total other income (expense)	(67)	(58)	(208)	(170)

Income before income tax benefit	163	229	212	268
Income tax benefit	(137)	(144)	(533)	(460)

Net income	$300	$373	$745	$728

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, June 30, 2021	$1,679	$7,594	$9,273
Net income	—	373	373
Other equity transactions	—	1	1
Balance, September 30, 2021	$1,679	$7,968	$9,647

Balance, December 31, 2020	$1,679	$7,240	$8,919
Net income	—	728	728
Balance, September 30, 2021	$1,679	$7,968	$9,647

Balance, June 30, 2022	$1,679	$8,567	$10,246
Net income	—	300	300
Other equity transactions	—	1	1
Balance, September 30, 2022	$1,679	$8,868	$10,547

Balance, December 31, 2021	$1,679	$8,122	$9,801
Net income	—	745	745
Other equity transactions	—	1	1
Balance, September 30, 2022	$1,679	$8,868	$10,547

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$745	$728
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	865	634
Amortization of utility plant to other operating expenses	26	26
Allowance for equity funds	(41)	(25)
Deferred income taxes and investment tax credits, net	11	121
Settlements of asset retirement obligations	(55)	(51)
Other, net	42	42
Changes in other operating assets and liabilities:
Trade receivables and other assets	(12)	(331)
Inventories	(38)	34
Pension and other postretirement benefit plans	4	2
Accrued property, income and other taxes, net	197	80
Accounts payable and other liabilities	42	16
Net cash flows from operating activities	1,786	1,276

Cash flows from investing activities:
Capital expenditures	(1,404)	(1,266)
Purchases of marketable securities	(306)	(166)
Proceeds from sales of marketable securities	299	163
Other, net	12	(7)
Net cash flows from investing activities	(1,399)	(1,276)

Cash flows from financing activities:
Proceeds from long-term debt	—	492
Repayments of long-term debt	(2)	(1)
Net change in note payable to affiliate	(34)	13
Other, net	(1)	(1)
Net cash flows from financing activities	(37)	503

Net change in cash and cash equivalents and restricted cash and cash equivalents	350	503
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	240	46
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$590	$549
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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022, and for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2021, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022.

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

	As of
	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$582	$233
Restricted cash and cash equivalents in other current assets	8	7
Total cash and cash equivalents and restricted cash and cash equivalents	$590	$240

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

(4)    Recent Financing Transactions

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax benefit is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(72)	(45)	(238)	(150)
State income tax, net of federal income tax impacts	(22)	(27)	(24)	(29)
Effects of ratemaking	(13)	(12)	(13)	(14)
Other, net	2	—	3	—
Effective income tax rate	(84)%	(63)%	(251)%	(172)%

Income tax credits relate primarily to production tax credits ("PTCs") from MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2022 and 2021 totaled $505 million and $400 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $761 million and $681 million for the nine-month periods ended September 30, 2022 and 2021, respectively.

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

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,967	$7,062	$7,961	$9,350

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$1,009	$854	$2,342	$1,985
Regulated natural gas	138	110	705	728
Other	1	2	3	13
Total operating revenue	$1,148	$966	$3,050	$2,726

Operating income:
Regulated electric	$245	$289	$383	$401
Regulated natural gas	(15)	(2)	37	37
Total operating income	230	287	420	438
Interest expense	(84)	(81)	(249)	(237)
Allowance for borrowed funds	3	4	12	8
Allowance for equity funds	12	11	41	25
Other, net	2	8	(12)	34
Income before income tax benefit	$163	$229	$212	$268

	As of
	September 30, 2022	December 31, 2021
Assets(1):
Regulated electric	$23,386	$22,576
Regulated natural gas	1,920	1,950
Other	6	5
Total assets	$25,312	$24,531

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2022 was $305 million, a decrease of $72 million, or 19%, compared to 2021, primarily due to higher depreciation and amortization expense of $120 million, higher operations and maintenance expense of $10 million, lower income tax benefit of $8 million, lower natural gas utility margin of $6 million, unfavorable other, net of $4 million, higher property and other taxes of $4 million and higher interest expense of $3 million, offset by higher electric utility margin of $83 million. The increase in depreciation and amortization expense was primarily due to higher Iowa revenue sharing of $115 million. Electric retail customer volumes increased 3% due to higher customer usage for certain industrial customers. Wholesale electricity sales volumes decreased 4% due to unfavorable market conditions. Natural gas retail customer volumes increased 1% due to the favorable impact of weather.

MidAmerican Energy's net income for the first nine months of 2022 was $756 million, an increase of $19 million, or 3%, compared to 2021, primarily due to higher electric utility margin of $240 million, higher income tax benefit of $73 million, higher allowances for equity and borrowed funds of $20 million and higher natural gas utility margin of $14 million, offset by higher depreciation and amortization expense of $231 million, unfavorable other, net of $45 million, higher operations and maintenance expense of $25 million, higher interest expense of $11 million, lower nonregulated utility margins of $10 million and higher property and other taxes of $7 million. Electric retail customer volumes increased 4% primarily due to higher customer usage for certain industrial customers. Wholesale electricity sales volumes increased 12% due to favorable market conditions. Natural gas retail customer volumes increased 10% due to the favorable impact of weather. The increase in depreciation and amortization expense was primarily due to higher Iowa revenue sharing of $211 million.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2022 was $300 million, a decrease of $73 million, or 20%, compared to 2021. MidAmerican Funding's net income for the first nine months of 2022 was $745 million, an increase of $17 million, or 2%, compared to 2021. The variances in net income were primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Electric utility margin:
Operating revenue	$1,009	$854	$155	18%	$2,342	$1,985	$357	18%
Cost of fuel and energy	235	163	72	44	534	417	117	28
Electric utility margin	774	691	83	12%	1,808	1,568	240	15%

Natural gas utility margin:
Operating revenue	138	110	28	25%	705	728	(23)	(3)%
Natural gas purchased for resale	97	63	34	54	515	552	(37)	(7)
Natural gas utility margin	41	47	(6)	(13)%	190	176	14	8%

Utility margin	815	738	77	10%	1,998	1,744	254	15%

Other operating revenue	1	2	(1)	(50)%	3	13	(10)	(77)%
Other cost of sales	—	1	(1)	*	—	1	(1)	*
Operations and maintenance	210	200	10	5	602	577	25	4
Depreciation and amortization	338	218	120	55	865	634	231	36
Property and other taxes	38	34	4	12	114	107	7	7
Operating income	$230	$287	$(57)	(20)%	$420	$438	$(18)	(4)%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$1,009	$854	$155	18%	$2,342	$1,985	$357	18%
Cost of fuel and energy	235	163	72	44	534	417	117	28
Utility margin	$774	$691	$83	12%	$1,808	$1,568	$240	15%

Sales (GWhs):
Residential	2,056	2,060	(4)	—%	5,461	5,284	177	3%
Commercial	1,055	1,039	16	2	3,021	2,871	150	5
Industrial	4,335	4,106	229	6	12,463	11,981	482	4
Other	422	423	(1)	—	1,231	1,194	37	3
Total retail	7,868	7,628	240	3	22,176	21,330	846	4
Wholesale	3,267	3,420	(153)	(4)	12,738	11,343	1,395	12
Total sales	11,135	11,048	87	1%	34,914	32,673	2,241	7%

Average number of retail customers (in thousands)	813	805	8	1%	812	803	9	1%

Average revenue per MWh:
Retail	$101.53	$96.42	$5.11	5%	$84.10	$79.90	$4.20	5%
Wholesale	$55.68	$27.07	$28.61	106%	$31.12	$18.22	$12.90	71%

Heating degree days	67	21	46	219%	4,059	3,820	239	6%
Cooling degree days	838	870	(32)	(4)%	1,259	1,296	(37)	(3)%

Sources of energy (GWhs)(1):
Wind and other(2)	4,528	4,164	364	9%	20,182	16,163	4,019	25%
Coal	3,990	4,609	(619)	(13)	7,830	10,302	(2,472)	(24)
Nuclear	987	1,007	(20)	(2)	2,770	2,911	(141)	(5)
Natural gas	624	503	121	24	1,255	982	273	28
Total energy generated	10,129	10,283	(154)	(1)	32,037	30,358	1,679	6
Energy purchased	1,189	1,038	151	15	3,466	2,898	568	20
Total	11,318	11,321	(3)	—%	35,503	33,256	2,247	7%

Average cost of energy per MWh:
Energy generated(3)	$12.60	$9.81	$2.79	28%	$8.03	$7.48	$0.55	7%
Energy purchased	$90.62	$60.32	$30.30	50%	$79.97	$65.60	$14.37	22%

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these generating facilities may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$138	$110	$28	25%	$705	$728	$(23)	(3)%
Natural gas purchased for resale	97	63	34	54	515	552	(37)	(7)
Utility margin	$41	$47	$(6)	(13)%	$190	$176	$14	8%

Throughput (000's Dths):
Residential	2,798	2,689	109	4%	37,397	34,243	3,154	9%
Commercial	1,492	1,511	(19)	(1)	17,551	16,255	1,296	8
Industrial	1,097	1,110	(13)	(1)	4,406	3,616	790	22
Other	4	4	—	—	55	52	3	6
Total retail sales	5,391	5,314	77	1	59,409	54,166	5,243	10
Wholesale sales	5,556	6,365	(809)	(13)	22,700	22,955	(255)	(1)
Total sales	10,947	11,679	(732)	(6)	82,109	77,121	4,988	6
Natural gas transportation service	20,901	26,789	(5,888)	(22)	74,705	83,282	(8,577)	(10)
Total throughput	31,848	38,468	(6,620)	(17)%	156,814	160,403	(3,589)	(2)%

Average number of retail customers (in thousands)	781	776	5	1%	784	776	8	1%

Average revenue per retail Dth sold	$16.48	$14.21	$2.27	16%	$9.10	$11.20	$(2.10)	(19)%

Heating degree days	84	28	56	200%	4,303	3,954	349	9%

Average cost of natural gas per retail Dth sold	$10.38	$7.09	$3.29	46%	$6.42	$8.47	$(2.05)	(24)%

Combined retail and wholesale average cost of natural gas per Dth sold	$8.89	$5.42	$3.47	64%	$6.27	$7.16	$(0.89)	(12)%

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021

MidAmerican Energy -

Electric utility margin increased $83 million, or 12%, for the third quarter of 2022 compared to 2021, primarily due to:
•a $74 million increase in wholesale utility margin due to higher margins per unit of $77 million, reflecting higher market prices, partially offset by lower volumes of 4.5%; and
•a $9 million increase in retail utility margin primarily due to $17 million from higher customer usage; and $5 million due to price impacts from changes in sales mix; partially offset by $8 million, net of energy costs, from lower recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $5 million from lower wind-turbine performance settlements. Retail customer volumes increased 3.1%.

Natural gas utility margin decreased $6 million, or 13%, for the third quarter of 2022 compared to 2021 primarily due to:
•a $6 million decrease from lower average prices, primarily due to the timing of recoveries through a capital tracker mechanism.

Operations and maintenance increased $10 million, or 5%, for the third quarter of 2022 compared to 2021 primarily due to higher steam and other power generation costs of $7 million, and higher electric distribution and transmission costs of $6 million, partially offset by lower nonregulated operations costs of $3 million.

Depreciation and amortization increased $120 million, or 55%, for the third quarter of 2022 compared to 2021 primarily due to $115 million from higher Iowa revenue sharing accruals, $10 million from wind-powered generating facilities and other plant placed in-service, and $7 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $12 million from a regulatory mechanism deferring certain depreciation expense in 2022.

Property and other taxes increased $4 million, or 12%, for the third quarter of 2022 compared to 2021 primarily due to $4 million from higher wind turbine property taxes.

Interest expense increased $3 million, or 4%, for the third quarter of 2022 compared to 2021 due to higher interest rates on variable rate long-term debt and higher interest expense from a July 2021 long-term debt issuance.

Other, net decreased $4 million, or 50%, for the third quarter of 2022 compared to 2021 primarily due to unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies, and higher non-service costs of employee benefit plans, partially offset by higher interest income.

Income tax benefit decreased $8 million, or 6%, for the third quarter of 2022 compared to 2021 primarily due to state income tax impacts and the effects of ratemaking, partially offset by higher PTCs and lower pretax income. PTCs for the third quarter of 2022 and 2021 totaled $117 million and $103 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $7 million, or 5%, for the third quarter of 2022 compared to 2021 principally due to the factors discussed for MidAmerican Energy.

First Nine Months of 2022 Compared to First Nine Months of 2021

MidAmerican Energy -

Electric utility margin increased $240 million, or 15%, for the first nine months of 2022 compared to 2021, due to:
•a $201 million increase in wholesale utility margin due to higher margins per unit of $174 million, reflecting higher market prices and lower energy costs, and higher volumes of 12.3%; and
•a $39 million increase in retail utility margin primarily due to $45 million from higher customer usage; and $9 million due to price impacts from changes in sales mix; partially offset by $11 million, net of energy costs, from lower recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $6 million from lower wind-turbine performance settlements. Retail customer volumes increased 4.0%.

Natural gas utility margin increased $14 million, or 8%, for the first nine months of 2022 compared to 2021 primarily due to:
•a $6 million increase from lower refunds related to amortization of excess accumulated deferred income taxes arising from 2017 Tax Reform (offset in income tax benefit);
•a $5 million increase from the favorable impact of weather;
•a $2 million increase from higher average rates; and
•a $2 million increase from higher customer usage.

Operations and maintenance increased $25 million, or 4%, for the first nine months of 2022 compared to 2021 primarily due to higher steam and other power generation costs of $20 million, and higher electric distribution and transmission costs of $16 million, partially offset by lower energy efficiency program expense of $4 million (offset in operating revenue), lower nonregulated operations costs of $4 million and lower gas distribution costs of $2 million.

Depreciation and amortization increased $231 million, or 36%, for the first nine months of 2022 compared to 2021 primarily due to $211 million from higher Iowa revenue sharing accruals, $31 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects and $26 million from wind-powered generating facilities and other plant placed in-service, partially offset by $37 million from a regulatory mechanism deferring certain depreciation expense in 2022.

Property and other taxes increased $7 million, or 7%, for the first nine months of 2022 compared to 2021 primarily due to $7 million from higher wind turbine property taxes.

Interest expense increased $11 million, or 5%, for the first nine months of 2022 compared to 2021 due to higher interest expense from a July 2021 long-term debt issuance and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $20 million, or 61%, for the first nine months of 2022 compared to 2021 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation.

Other, net decreased $45 million for the first nine months of 2022 compared to 2021 primarily due to unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies, and higher non-service costs of employee benefit plans.

Income tax benefit increased $73 million, or 16%, for the first nine months of 2022 compared to 2021 primarily due to higher PTCs and lower pretax income, partially offset by state income tax impacts and the effects of ratemaking. PTCs for the first nine months of 2022 and 2021 totaled $505 million and $400 million, respectively.

MidAmerican Funding -

Income tax benefit increased $73 million, or 16%, for the first nine months of 2022 compared to 2021 principally due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2022, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$581

Credit facilities, maturing 2023 and 2025	1,505
Less:
Tax-exempt bond support	(370)
Net credit facilities	1,135

MidAmerican Energy total net liquidity	$1,716

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,716
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2023	4
MidAmerican Funding total net liquidity	$1,721

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021, were $1,801 million and $1,290 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021, were $1,786 million and $1,276 million, respectively. Cash flows from operating activities reflect higher utility margins for MidAmerican Energy's regulated electric and natural gas businesses, and higher income tax receipts, partially offset by higher derivative collateral posted and higher interest payments. Higher utility margins are largely attributable to the recovery of higher natural gas costs caused by the February 2021 polar vortex weather event.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021, were $(1,399) million and $(1,276) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021, were $(1,399) million and $(1,276) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2022 and 2021 were $(52) million and $489 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2022 and 2021, were $(37) million and $503 million, respectively. Proceeds from long-term debt reflect MidAmerican Energy's issuance in July 2021 of $500 million of its 2.70% First Mortgage Bonds due August 2052. MidAmerican Funding made repayments of $34 million and received $13 million in 2022 and 2021, respectively, through its note payable with BHE.

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

Capital Expenditures

MidAmerican Energy has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customer rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022

Wind generation	$605	$515	$739
Electric distribution	154	206	294
Electric transmission	105	78	137
Solar generation	97	103	136
Other	305	502	733
Total	$1,266	$1,404	$2,039

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $39 million and $275 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $74 million for the remainder of 2022.
◦Repowering of wind-powered generating facilities totaling $422 million and $274 million for the nine-month periods ended September 30, 2022 and 2021, respectively. Planned spending for the repowering of wind-powered generating facilities totals $98 million for the remainder of 2022. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service. As a result of the Inflation Reduction Act of 2022, all of the 310 MWs of current repowering projects not in-service as of September 30, 2022, are currently expected to qualify for 100% of the PTCs available for 10 years following each facility's return to service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction of solar-powered generating facilities totaling 141 MWs of small- and utility-scale solar generation, all of which were placed in-service as of September 30, 2022, with total spend of $103 million and $97 million for the nine-month periods ended September 30, 2022 and 2021, respectively, and planned spending of $33 million for the remainder of 2022.
•Remaining expenditures primarily relate to routine expenditures for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2022, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2022, the related consolidated statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 4, 2022

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$73	$33
Trade receivables, net	508	227
Inventories	78	64
Regulatory assets	716	291
Other current assets	90	86
Total current assets	1,465	701

Property, plant and equipment, net	7,221	6,891
Regulatory assets	627	728
Other assets	407	432

Total assets	$9,720	$8,752

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$553	$242
Short-term debt	200	180
Regulatory liabilities	47	49
Customer deposits	47	44
Derivative contracts	37	55
Other current liabilities	148	123
Total current liabilities	1,032	693

Long-term debt	2,801	2,499
Finance lease obligations	298	310
Regulatory liabilities	1,079	1,100
Deferred income taxes	864	782
Other long-term liabilities	308	338
Total liabilities	6,382	5,722

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,333	2,308
Retained earnings	1,007	724
Accumulated other comprehensive loss, net	(2)	(2)
Total shareholder's equity	3,338	3,030

Total liabilities and shareholder's equity	$9,720	$8,752

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Operating revenue	$1,003	$802	$2,057	$1,731

Operating expenses:
Cost of fuel and energy	538	328	1,086	745
Operations and maintenance	90	88	230	228
Depreciation and amortization	106	103	312	304
Property and other taxes	14	12	39	36
Total operating expenses	748	531	1,667	1,313

Operating income	255	271	390	418

Other income (expense):
Interest expense	(41)	(38)	(118)	(115)
Allowance for borrowed funds	1	—	4	2
Allowance for equity funds	3	2	8	5
Interest and dividend income	13	5	31	13
Other, net	3	4	3	14
Total other income (expense)	(21)	(27)	(72)	(81)

Income before income tax expense	234	244	318	337
Income tax expense	25	27	35	36
Net income	$209	$217	$283	$301

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2021	1,000	$—	$2,308	$705	$(3)	$3,010
Net income	—	—	—	217	—	217
Balance, September 30, 2021	1,000	$—	$2,308	$922	$(3)	$3,227

Balance, December 31, 2020	1,000	$—	$2,308	$634	$(3)	$2,939
Net income	—	—	—	301	—	301
Dividends declared	—	—	—	(13)	—	(13)
Balance, September 30, 2021	1,000	$—	$2,308	$922	$(3)	$3,227

Balance, June 30, 2022	1,000	$—	$2,333	$798	$(2)	$3,129
Net income	—	—	—	209	—	209
Balance, September 30, 2022	1,000	$—	$2,333	$1,007	$(2)	$3,338

Balance, December 31, 2021	1,000	$—	$2,308	$724	$(2)	$3,030
Net income	—	—	—	283	—	283
Contributions	—	—	25	—	—	25
Balance, September 30, 2022	1,000	$—	$2,333	$1,007	$(2)	$3,338

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$283	$301
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	312	304
Allowance for equity funds	(8)	(5)
Changes in regulatory assets and liabilities	(9)	(11)
Deferred income taxes and amortization of investment tax credits	48	(19)
Deferred energy	(543)	(154)
Amortization of deferred energy	113	(7)
Other, net	11	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	(302)	(133)
Inventories	(14)	3
Accrued property, income and other taxes	15	28
Accounts payable and other liabilities	326	97
Net cash flows from operating activities	232	405

Cash flows from investing activities:
Capital expenditures	(523)	(323)
Other, net	—	1
Net cash flows from investing activities	(523)	(322)

Cash flows from financing activities:
Proceeds from long-term debt	300	—
Proceeds from short-term debt	20	—
Contributions from parent	25	—
Dividends paid	—	(13)
Other, net	(13)	(12)
Net cash flows from financing activities	332	(25)

Net change in cash and cash equivalents and restricted cash and cash equivalents	41	58
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	36
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$86	$94

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022.

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

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$73	$33
Restricted cash and cash equivalents included in other current assets	13	12
Total cash and cash equivalents and restricted cash and cash equivalents	$86	$45

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2022	2021
Utility plant:
Generation	30 - 55 years	$3,908	$3,793
Transmission	45 - 70 years	1,543	1,503
Distribution	20 - 65 years	4,077	3,920
General and intangible plant	5 - 65 years	859	836
Utility plant		10,387	10,052
Accumulated depreciation and amortization		(3,581)	(3,406)
Utility plant, net		6,806	6,646
Other non-regulated, net of accumulated depreciation and amortization	45 years	1	1
Plant, net		6,807	6,647
Construction work-in-progress		414	244
Property, plant and equipment, net		$7,221	$6,891

(4)    Recent Financing Transactions

Long-Term Debt

In October 2022, Nevada Power issued $400 million of 5.90% General and Refunding Mortgage bonds, Series GG, due 2053. The net proceeds were used to repay amounts outstanding under its existing revolving credit facility, to fund capital expenditures and for general corporate purposes.

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(10)	(10)	(10)	(10)
Effective income tax rate	11%	11%	11%	11%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2021.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a separate return basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month period ended September 30, 2022, Nevada Power received net cash payments for federal income tax from BHE totaling $20 million. For the nine-month period ended September 30, 2021, Nevada Power made net cash payments for federal income tax to BHE totaling $38 million.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of September 30, 2022
Not designated as hedging contracts(1):
Commodity assets	$3	$—	$—	$3
Commodity liabilities	—	(37)	(32)	(69)
Total derivatives - net basis	$3	$(37)	$(32)	$(66)

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$4	$—	$—	$4
Commodity liabilities	—	(55)	(62)	(117)
Total derivatives - net basis	$4	$(55)	$(62)	$(113)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2022 a regulatory asset of $66 million was recorded related to the net derivative liability of $66 million. As of December 31, 2021 a regulatory asset of $113 million was recorded related to the net derivative liability of $113 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2022	2021

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	135	119

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels "credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2022, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $7 million and $6 million as of September 30, 2022 and December 31, 2021, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Assets:
Commodity derivatives	$—	$—	$3	$3
Money market mutual funds	62	—	—	62
Investment funds	3	—	—	3
	$65	$—	$3	$68

Liabilities - commodity derivatives	$—	$—	$(69)	$(69)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$—	$4	$4
Money market mutual funds	34	—	—	34
Investment funds	3	—	—	3
	$37	$—	$4	$41

Liabilities - commodity derivatives	$—	$—	$(117)	$(117)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2022 and December 31, 2021, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Beginning balance	$(175)	$25	$(113)	$15
Changes in fair value recognized in regulatory assets	(4)	6	(81)	11
Settlements	113	(45)	128	(40)
Ending balance	$(66)	$(14)	$(66)	$(14)

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

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,801	$2,612	$2,499	$3,067

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

(10)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Customer Revenue:
Retail:
Residential	$582	$477	$1,149	$998
Commercial	172	129	398	323
Industrial	202	152	404	310
Other	5	4	9	10
Total fully bundled	961	762	1,960	1,641
Distribution only service	5	6	15	17
Total retail	966	768	1,975	1,658
Wholesale, transmission and other	31	28	66	57
Total Customer Revenue	997	796	2,041	1,715
Other revenue	6	6	16	16
Total operating revenue	$1,003	$802	$2,057	$1,731

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

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

Net income for the third quarter of 2022 was $209 million, a decrease of $8 million, or 4%, compared to 2021 primarily due to $9 million of lower utility margin, $3 million of higher depreciation and amortization, mainly due to higher plant placed in-service, $3 million of higher interest expense, primarily due to higher long-term debt, and unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, partially offset by $8 million of higher interest and dividend income, primarily from carrying charges on regulatory balances. Utility margin decreased primarily due to unfavorable price impacts from changes in sales mix, the unfavorable impact of weather and lower transmission revenue, partially offset by an increase in the average number of customers and higher regulatory-related revenue deferrals. Energy generated decreased 9% for the third quarter of 2022 compared to 2021 due to lower natural gas-fueled generation. Wholesale electricity sales volumes increased 85% and purchased electricity volumes increased 24%.

Net income for the first nine months of 2022 was $283 million, a decrease of $18 million, or 6%, compared to 2021 primarily due to $15 million of lower utility margin, $11 million of unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, $8 million of higher depreciation and amortization, mainly due to higher plant placed in-service and higher interest expense primarily due to higher long-term debt, partially offset by $18 million of higher interest and dividend income, primarily from carrying charges on regulatory balances. Utility margin decreased primarily due to unfavorable price impacts from changes in sales mix, the unfavorable impact of weather, lower other retail revenue and lower transmission revenue, partially offset by higher regulatory-related revenue deferrals and an increase in the average number of customers. Energy generated decreased 11% for the first nine months of 2022 compared to 2021 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes increased 91% and purchased electricity volumes increased 23%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin:
Operating revenue	$1,003	$802	$201	25%	$2,057	$1,731	$326	19%
Cost of fuel and energy	538	328	210	64	1,086	745	341	46
Utility margin	465	474	(9)	(2)	971	986	(15)	(2)
Operations and maintenance	90	88	2	2	230	228	2	1
Depreciation and amortization	106	103	3	3	312	304	8	3
Property and other taxes	14	12	2	17	39	36	3	8
Operating income	$255	$271	$(16)	(6)%	$390	$418	$(28)	(7)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$1,003	$802	$201	25%	$2,057	$1,731	$326	19%
Cost of fuel and energy	538	328	210	64	1,086	745	341	46
Utility margin	$465	$474	$(9)	(2)%	$971	$986	$(15)	(2)%

Sales (GWhs):
Residential	4,228	4,343	(115)	(3)%	8,425	8,737	(312)	(4)%
Commercial	1,589	1,568	21	1	3,859	3,793	66	2
Industrial	1,696	1,611	85	5	4,280	3,978	302	8
Other	50	52	(2)	(4)	142	144	(2)	(1)
Total fully bundled(1)	7,563	7,574	(11)	—	16,706	16,652	54	—
Distribution only service	792	787	5	1	2,022	1,923	99	5
Total retail	8,355	8,361	(6)	—	18,728	18,575	153	1
Wholesale	172	93	79	85	507	266	241	91
Total GWhs sold	8,527	8,454	73	1%	19,235	18,841	394	2%

Average number of retail customers (in thousands)	1,003	988	15	2%	999	983	16	2%

Average revenue per MWh:
Retail - fully bundled(1)	$127.11	$100.56	$26.55	26%	$117.34	$98.54	$18.80	19%
Wholesale	$92.51	$90.60	$1.91	2%	$56.19	$61.65	$(5.46)	(9)%

Heating degree days	—	—	—	—	985	1,008	(23)	(2)%
Cooling degree days	2,351	2,447	(96)	(4)%	3,722	3,930	(208)	(5)%

Sources of energy (GWhs)(2)(3):
Natural gas	4,326	4,776	(450)	(9)%	9,639	10,857	(1,218)	(11)%
Renewables	19	19	—	—	53	55	(2)	(4)
Total energy generated	4,345	4,795	(450)	(9)	9,692	10,912	(1,220)	(11)
Energy purchased	3,373	2,727	646	24	7,606	6,186	1,420	23
Total	7,718	7,522	196	3%	17,298	17,098	200	1%

Average cost of energy per MWh(4):
Energy generated	$41.04	$24.71	$16.33	66%	$43.88	$21.49	$22.39	*
Energy purchased	$106.73	$76.77	$29.96	39%	$86.88	$82.53	$4.35	5%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 183 GWhs and 163 GWhs of gas generated energy that is purchased at cost by related parties for the third quarter of 2022 and 2021, respectively. The average cost of energy per MWh and sources of energy excludes 967 GWhs and 1,095 GWhs of gas generated energy that is purchased at cost by related parties for the first nine months of 2022 and 2021, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021
Utility margin decreased $9 million, or 2%, for the third quarter of 2022 compared to 2021 primarily due to:
•$4 million of lower electric retail utility margin due to unfavorable price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, were flat primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers and favorable changes in customer usage;
•$4 million of lower energy efficiency program rates (offset in operations and maintenance expense); and
•$4 million of lower transmission revenue.
The decrease in utility margin was offset by:
•$3 million of higher regulatory-related revenue deferrals.

Operations and maintenance increased $2 million, or 2%, for the third quarter of 2022 compared to 2021 primarily due to higher plant operations and maintenance expenses, partially offset by lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $3 million, or 3%, for the third quarter of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest expense increased $3 million, or 8%, for the third quarter of 2022 compared to 2021 primarily due to higher long-term debt.

Interest and dividend income increased $8 million for the third quarter of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $1 million, or 25%, for the third quarter of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies.

Income tax expense decreased $2 million, or 7%, for the third quarter of 2022 compared to 2021 and the effective tax rate was 11% for 2022 and 2021.

First Nine Months of 2022 Compared to First Nine Months of 2021
Utility margin decreased $15 million, or 2%, for the first nine months of 2022 compared to 2021 primarily due to:
•$9 million of lower energy efficiency program rates (offset in operations and maintenance expense);
•$8 million of lower electric retail utility margin due to unfavorable price impacts from changes in the sales mix, offset by higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 0.8% primarily due to an increase in the average number of customers and favorable changes in customer usage, offset by the unfavorable impact of weather;
•$3 million of lower other retail revenue; and
•$3 million lower transmission revenue.
The decrease in utility margin was offset by:
•$8 million of higher regulatory-related revenue deferrals.

Operations and maintenance increased by $2 million, or 1%, for the first nine months of 2022 compared to 2021 primarily due to higher earnings sharing and higher plant operations and maintenance expenses, offset by lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $8 million, or 3%, for the first nine months of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest expense increased $3 million, or 3%, for the first nine months of 2022 compared to 2021 primarily due to higher long-term debt.

Interest and dividend income increased $18 million for the first nine months of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $11 million, or 79%, for the first nine months of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies.

Liquidity and Capital Resources

As of September 30, 2022, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$73

Credit facility	400
Less -
Short-term debt	(200)
Letters of credit	(17)
Net credit facility	183

Total net liquidity	$256
Credit facility:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021 were $232 million and $405 million, respectively. The change was primarily due to higher payments related to fuel and energy costs, partially offset by higher collections from customers and lower payments for income taxes.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021 were $(523) million and $(322) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2022 and 2021 were $332 million and $(25) million, respectively. The change was primarily due to higher proceeds from the issuance of long-term debt, contributions from NV Energy, Inc., higher proceeds from short-term debt and lower dividends paid to NV Energy, Inc.

Long-Term Debt

In October 2022, Nevada Power issued $400 million of 5.90% General and Refunding Mortgage bonds, Series GG, due 2053. The net proceeds were used to repay amounts outstanding under its existing revolving credit facility, to fund capital expenditures and for general corporate purposes.

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

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $3.8 billion (excluding borrowings under Nevada Power's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective shelf registration statement with the SEC to issue up to $2.6 billion of general and refunding mortgage securities through November 2025.

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

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customer rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution control technologies, replacement generation and associated operating costs are generally incorporated into Nevada Power's regulated retail rates.

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022

Electric distribution	$137	$173	$245
Electric transmission	38	61	115
Solar generation	7	47	89
Other	141	242	437
Total	$323	$523	$886

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

Material Cash Requirements

As of September 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of September 30, 2022, the related consolidated statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2022

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$46	$10
Trade receivables, net	156	128
Inventories	76	65
Regulatory assets	329	177
Other current assets	40	35
Total current assets	647	415

Property, plant and equipment, net	3,534	3,340
Regulatory assets	241	263
Other assets	205	205

Total assets	$4,627	$4,223

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$220	$147
Short-term debt	120	159
Current portion of long-term debt	250	—
Other current liabilities	110	108
Total current liabilities	700	414

Long-term debt	898	1,164
Regulatory liabilities	433	444
Deferred income taxes	433	402
Other long-term liabilities	258	264
Total liabilities	2,722	2,688

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,451	1,111
Retained earnings	455	425
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,905	1,535

Total liabilities and shareholder's equity	$4,627	$4,223

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$310	$266	$767	$636
Regulated natural gas	20	16	100	75
Total operating revenue	330	282	867	711

Operating expenses:
Cost of fuel and energy	153	120	406	295
Cost of natural gas purchased for resale	10	6	60	35
Operations and maintenance	50	40	138	117
Depreciation and amortization	37	35	110	107
Property and other taxes	6	6	18	18
Total operating expenses	256	207	732	572

Operating income	74	75	135	139

Other income (expense):
Interest expense	(15)	(14)	(42)	(41)
Allowance for borrowed funds	1	1	2	2
Allowance for equity funds	1	2	5	5
Interest and dividend income	5	3	12	6
Other, net	1	3	3	9
Total other income (expense)	(7)	(5)	(20)	(19)

Income before income tax expense	67	70	115	120
Income tax expense	8	8	15	13
Net income	$59	$62	$100	$107

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2021	1,000	$—	$1,111	$346	$(1)	$1,456
Net income	—	—	—	62	—	62
Balance, September 30, 2021	1,000	$—	$1,111	$408	$(1)	$1,518

Balance, December 31, 2020	1,000	$—	$1,111	$301	$(1)	$1,411
Net income	—	—	—	107	—	107
Balance, September 30, 2021	1,000	$—	$1,111	$408	$(1)	$1,518

Balance, June 30, 2022	1,000	$—	$1,451	$396	$(1)	$1,846
Net income	—	—	—	59	—	59
Balance, September 30, 2022	1,000	$—	$1,451	$455	$(1)	$1,905

Balance, December 31, 2021	1,000	$—	$1,111	$425	$(1)	$1,535
Net income	—	—	—	100	—	100
Dividends declared	—	—	—	(70)	—	(70)
Contributions	—	—	340	—	—	340
Balance, September 30, 2022	1,000	$—	$1,451	$455	$(1)	$1,905

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$100	$107
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	110	107
Allowance for equity funds	(5)	(5)
Changes in regulatory assets and liabilities	(9)	(30)
Deferred income taxes and amortization of investment tax credits	22	10
Deferred energy	(203)	(95)
Amortization of deferred energy	66	12
Other, net	3	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(32)	(25)
Inventories	(11)	9
Accrued property, income and other taxes	(9)	3
Accounts payable and other liabilities	74	21
Net cash flows from operating activities	106	113

Cash flows from investing activities:
Capital expenditures	(278)	(196)
Net cash flows from investing activities	(278)	(196)

Cash flows from financing activities:
Proceeds from long-term debt	248	—
Long-term debt reacquired	(265)	—
Net (repayment of) proceeds from short-term debt	(39)	82
Dividends paid	(70)	—
Contributions from parent	340	—
Other, net	(5)	(5)
Net cash flows from financing activities	209	77

Net change in cash and cash equivalents and restricted cash and cash equivalents	37	(6)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	16	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$53	$20

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022.

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

	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$46	$10
Restricted cash and cash equivalents included in other current assets	7	6
Total cash and cash equivalents and restricted cash and cash equivalents	$53	$16

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2022	2021
Utility plant:
Electric generation	25 - 60 years	$1,297	$1,163
Electric transmission	50 - 100 years	982	940
Electric distribution	20 - 100 years	1,927	1,846
Electric general and intangible plant	5 - 70 years	215	204
Natural gas distribution	35 - 70 years	453	438
Natural gas general and intangible plant	5 - 70 years	15	14
Common general	5 - 70 years	382	370
Utility plant		5,271	4,975
Accumulated depreciation and amortization		(1,965)	(1,854)
Utility plant, net		3,306	3,121
Construction work-in-progress		228	219
Property, plant and equipment, net		$3,534	$3,340

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(8)	(10)	(8)	(10)
Other	(1)	—	—	—
Effective income tax rate	12%	11%	13%	11%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a separate return basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month periods ended September 30, 2022 and 2021, Sierra Pacific made no net cash payments for federal income tax to BHE.

(6)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $1 million to the Non-Qualified Pension Plans and $2 million to the Other Postretirement Plans for the nine-month period ended September 30, 2022. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2022	2021
Qualified Pension Plan:
Other non-current assets	$65	$62

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(6)	(7)

Other Postretirement Plans:
Other long-term liabilities	(9)	(10)

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of September 30, 2022
Not designated as hedging contracts(1):
Commodity assets	$2	$—	$—	$2
Commodity liabilities	—	(10)	(9)	(19)
Total derivatives - net basis	$2	$(10)	$(9)	$(17)

As of December 31, 2021
Not designated as hedging contracts(1):
Commodity assets	$2	$—	$—	$2
Commodity liabilities	—	(16)	(19)	(35)
Total derivatives - net basis	$2	$(16)	$(19)	$(33)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2022 a net regulatory asset of $17 million was recorded related to the net derivative liability of $17 million. As of December 31, 2021 a net regulatory asset of $33 million was recorded related to the net derivative liability of $33 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2022	2021

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	64	53

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2022, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $1 million and $— million as of September 30, 2022 and December 31, 2021, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds	43	—	—	43
	$43	$—	$2	$45

Liabilities - commodity derivatives	$—	$—	$(19)	$(19)

As of December 31, 2021:
Assets:
Commodity derivatives	$—	$—	$2	$2
Money market mutual funds	10	—	—	10
Investment funds	1	—	—	1
	$11	$—	$2	$13

Liabilities - commodity derivatives	$—	$—	$(35)	$(35)

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Beginning balance	$(54)	$12	$(33)	$7
Changes in fair value recognized in regulatory assets	1	4	(25)	8
Settlements	36	(16)	41	(15)
Ending balance	$(17)	$—	$(17)	$—

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

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,148	$1,102	$1,164	$1,316

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

(10)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 11 (in millions):

	Three-Month Periods
	Ended September 30,
	2022			2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$107	$13	$120	$91	$11	$102
Commercial	100	5	105	84	3	87
Industrial	73	2	75	71	2	73
Other	2	—	2	1	—	1
Total fully bundled	282	20	302	247	16	263
Distribution only service	1	—	1	1	—	1
Total retail	283	20	303	248	16	264
Wholesale, transmission and other	26	—	26	18	—	18
Total Customer Revenue	309	20	329	266	16	282
Other revenue	1	—	1	—	—	—
Total operating revenue	$310	$20	$330	$266	$16	$282

	Nine-Month Periods
	Ended September 30,
	2022			2021
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$270	$64	$334	$229	$50	$279
Commercial	251	26	277	202	18	220
Industrial	175	9	184	151	6	157
Other	4	—	4	4	—	4
Total fully bundled	700	99	799	586	74	660
Distribution only service	4	—	4	2	—	2
Total retail	704	99	803	588	74	662
Wholesale, transmission and other	61	—	61	46	—	46
Total Customer Revenue	765	99	864	634	74	708
Other revenue	2	1	3	2	1	3
Total operating revenue	$767	$100	$867	$636	$75	$711

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Operating revenue:
Regulated electric	$310	$266	$767	$636
Regulated natural gas	20	16	100	75
Total operating revenue	$330	$282	$867	$711

Operating income:
Regulated electric	$74	$74	$123	$126
Regulated natural gas	—	1	12	13
Total operating income	74	75	135	139
Interest expense	(15)	(14)	(42)	(41)
Allowance for borrowed funds	1	1	2	2
Allowance for equity funds	1	2	5	5
Interest and dividend income	5	3	12	6
Other, net	1	3	3	9
Income before income tax expense	$67	$70	$115	$120

	As of
	September 30,	December 31,
	2022	2021
Assets:
Regulated electric	$4,136	$3,829
Regulated natural gas	428	365
Other(1)	63	29
Total assets	$4,627	$4,223

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

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

Net income for the third quarter of 2022 was $59 million, a decrease of $3 million, or 5%, compared to 2021 primarily due to $10 million of higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses, $2 million of higher depreciation and amortization, primarily due to higher plant in-service and higher other expense, partially offset by $11 million of higher electric utility margin. Electric utility margin increased primarily due to higher transmission and wholesale revenue and an increase in the average number of customers, partially offset by unfavorable price impacts from changes in sales mix and unfavorable changes in customer usage. Energy generated decreased 12% for the third quarter of 2022 compared to 2021 primarily due to lower natural gas- and coal-fueled generation. Wholesale electricity sales volumes decreased 10% and purchased electricity volumes increased 4%.

Net income for the first nine months of 2022 was $100 million, a decrease of $7 million, or 7%, compared to 2021 primarily due to $21 million of higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses and higher earnings sharing, $6 million of unfavorable other, net, mainly due to lower cash surrender value of corporate-owned life insurance policies, $3 million of higher depreciation and amortization, primarily due to higher plant in-service and higher income tax expense, partially offset by $20 million of higher electric utility margin and $6 million of higher interest and dividend income, mainly from carrying charges on regulatory balances. Electric utility margin increased primarily due to higher transmission and wholesale revenue, higher regulatory-related revenue deferrals and an increase in the average number of customers, partially offset by the unfavorable impact of weather, unfavorable price impacts from changes in sales mix and unfavorable changes in customer usage. Energy generated decreased 15% for the first nine months of 2022 compared to 2021 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes increased 17% and purchased electricity volumes increased 4%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Electric utility margin:
Operating revenue	$310	$266	$44	17%	$767	$636	$131	21%
Cost of fuel and energy	153	120	33	28	406	295	111	38
Electric utility margin	157	146	11	8%	361	341	20	6%

Natural gas utility margin:
Operating revenue	20	16	4	25%	100	75	25	33%
Natural gas purchased for resale	10	6	4	67	60	35	25	71
Natural gas utility margin	10	10	—	—%	40	40	—	—%

Utility margin	167	156	11	7%	401	381	20	5%

Operations and maintenance	50	40	10	25%	138	117	21	18%
Depreciation and amortization	37	35	2	6	110	107	3	3
Property and other taxes	6	6	—	—	18	18	—	—
Operating income	$74	$75	$(1)	(1)%	$135	$139	$(4)	(3)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$310	$266	$44	17%	$767	$636	$131	21%
Cost of fuel and energy	153	120	33	28	406	295	111	38
Utility margin	$157	$146	$11	8%	$361	$341	$20	6%

Sales (GWhs):
Residential	834	828	6	1%	2,070	2,125	(55)	(3)%
Commercial	910	897	13	1	2,388	2,362	26	1
Industrial	712	989	(277)	(28)	2,188	2,786	(598)	(21)
Other	3	4	(1)	(25)	10	11	(1)	(9)
Total fully bundled(1)	2,459	2,718	(259)	(10)	6,656	7,284	(628)	(9)
Distribution only service	700	403	297	74	2,037	1,220	817	67
Total retail	3,159	3,121	38	1	8,693	8,504	189	2
Wholesale	184	204	(20)	(10)	589	504	85	17
Total GWhs sold	3,343	3,325	18	1%	9,282	9,008	274	3%

Average number of retail customers (in thousands)	372	366	6	2%	370	365	5	1%

Average revenue per MWh:
Retail - fully bundled(1)	$114.38	$91.05	$23.33	26%	$105.18	$80.56	$24.62	31%
Wholesale	$93.37	$48.32	$45.05	93%	$67.18	$53.39	$13.79	26%

Heating degree days	37	41	(4)	(10)%	2,735	2,737	(2)	—%
Cooling degree days	1,133	997	136	14%	1,347	1,366	(19)	(1)%

Sources of energy (GWhs)(2)(3):
Natural gas	1,283	1,463	(180)	(12)%	2,980	3,678	(698)	(19)%
Coal	335	373	(38)	(10)	840	838	2	—
Renewables(4)	8	8	—	—	21	27	(6)	(22)
Total energy generated	1,626	1,844	(218)	(12)	3,841	4,543	(702)	(15)
Energy purchased	1,432	1,383	49	4	4,055	3,905	150	4
Total	3,058	3,227	(169)	(5)%	7,896	8,448	(552)	(7)%

Average cost of energy per MWh(5):
Energy generated	$29.41	$23.64	$5.77	24%	$43.56	$24.11	$19.45	81%
Energy purchased	$73.26	$55.46	$17.80	32%	$58.92	$47.52	$11.40	24%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes — GWhs and 2 GWhs of coal and — GWhs and 6 GWhs of gas generated energy that is purchased at cost by related parties for the third quarter of 2022 and 2021, respectively. The average cost of energy per MWh and sources of energy excludes — GWhs and 2 GWhs of coal and — GWhs and 6 GWhs of gas generated energy that is purchased at cost by related parties for the first nine months of 2022 and 2021, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    Includes the Fort Churchill Solar Array which was under lease by Sierra Pacific until it was acquired in December 2021.
(5)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2022	2021	Change		2022	2021	Change
Utility margin (in millions):
Operating revenue	$20	$16	$4	25%	$100	$75	$25	33%
Natural gas purchased for resale	10	6	4	67	60	35	25	71
Utility margin	$10	$10	$—	—%	$40	$40	$—	—%

Sold (000's Dths):
Residential	785	774	11	1%	7,134	6,882	252	4%
Commercial	535	471	64	14	3,798	3,550	248	7
Industrial	295	274	21	8	1,350	1,414	(64)	(5)
Total retail	1,615	1,519	96	6%	12,282	11,846	436	4%

Average number of retail customers (in thousands)	180	177	3	2%	180	177	3	2%

Average revenue per retail Dth sold	$12.79	$10.51	$2.28	22%	$8.16	$6.30	$1.86	30%

Heating degree days	37	41	(4)	(10)%	2,735	2,737	(2)	—%

Average cost of natural gas per retail Dth sold	$6.36	$3.78	$2.58	68%	$4.89	$2.97	$1.91	64%

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021

Electric utility margin increased $11 million, or 8%, for the third quarter of 2022 compared to 2021 primarily due to:
•$5 million of higher ON Line temporary rider (offset in operations and maintenance expense) for the recovery of deferred costs for ON Line due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific;
•$4 million of higher transmission and wholesale revenue; and
•$1 million of higher electric retail utility margin primarily due to higher customer volumes, offset by unfavorable price impacts from changes in the sales mix. Retail customer volumes increased by 1.2% primarily due to an increase in the average number of customers, partially offset by unfavorable changes in customer usage.

Operations and maintenance increased $10 million, or 25%, for the third quarter of 2022 compared to 2021 primarily due to higher regulatory-approved cost recovery for the ON Line reallocation of $5 million (offset in operating revenue) and higher plant operations and maintenance expenses.

Depreciation and amortization increased $2 million, or 6%, for the third quarter of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest and dividend income increased $2 million, or 67%, for the third quarter of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $2 million, or 67%, for the third quarter of 2022 compared to 2021 primarily due to higher pension costs.

First Nine Months of 2022 Compared to First Nine Months of 2021

Electric utility margin increased $20 million, or 6%, for the first nine months of 2022 compared to 2021 primarily due to:
•$10 million of higher ON Line temporary rider (offset in operations and maintenance expense) for the recovery of deferred costs for ON Line due to the regulatory-directed reallocation of costs between Nevada Power and Sierra Pacific;
•$7 million of higher transmission and wholesale revenue;
•$3 million of higher regulatory-related revenue deferrals; and
•$2 million of higher energy efficiency implementation rates.
The increase in utility margin was offset by:
•$2 million of lower energy efficiency program rates (offset in operations and maintenance expense) and
•$1 million of lower electric retail utility margin due to unfavorable price impacts from changes in sales mix, offset by higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 2.2% primarily due to an increase in the average number of customers, offset by the unfavorable impact of weather and unfavorable changes in customer usage.

Operations and maintenance increased $21 million, or 18%, for the first nine months of 2022 compared to 2021 primarily due to higher regulatory-approved cost recovery for the ON Line reallocation of $10 million (offset in operating revenue), higher plant operations and maintenance expenses of $7 million and higher earnings sharing, partially offset by lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $3 million, or 3%, for the first nine months of 2022 compared to 2021 primarily due to higher plant placed in-service.

Interest and dividend income increased $6 million, or 100%, for the first nine months of 2022 compared to 2021 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $6 million, or 67%, for the first nine months of 2022 compared to 2021 primarily due to lower cash surrender value of corporate-owned life insurance policies and higher pension costs.

Income tax expense increased $2 million, or 15%, for the first nine months of 2022 compared to 2021 and the effective tax rate was 13% for 2022 and 11% for 2021. The effective tax rate increased primarily due to the effects of ratemaking.

Liquidity and Capital Resources

As of September 30, 2022, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$46

Credit facility	250
Less:
Short-term debt	(120)
Net credit facility	130

Total net liquidity	$176
Credit facility:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021 were $106 million and $113 million, respectively. The change was primarily due to higher payments related to fuel and energy costs and the timing of payments for operating costs, partially offset by higher collections from customers.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021 were $(278) million and $(196) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2022 and 2021 were $209 million and $77 million, respectively. The change was primarily due to contributions from NV Energy, Inc. and higher proceeds from the issuance of long-term debt, partially offset by higher long-term debt reacquired, higher repayments of short-term debt and higher dividends paid to NV Energy, Inc.

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

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customer rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital. Prudently incurred expenditures for compliance-related items such as pollution-control technologies, replacement generation and associated operating costs are generally incorporated into Sierra Pacific's regulated retail rates.
Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022

Electric distribution	$66	$84	$128
Electric transmission	50	69	91
Other	80	125	184
Total	$196	$278	$403

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

Material Cash Requirements

As of September 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2021, other than those disclosed in Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of September 30, 2022, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 4, 2022

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$58	$22
Trade receivables, net	203	183
Receivables from affiliates	24	47
Notes receivable from affiliates	342	7
Inventories	129	122
Prepayments	90	76
Natural gas imbalances	181	100
Other current assets	81	64
Total current assets	1,108	621

Property, plant and equipment, net	10,188	10,200
Goodwill	1,286	1,286
Investments	415	412
Other assets	123	129

Total assets	$13,120	$12,648

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30, 2022	December 31, 2021
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$54	$79
Accounts payable to affiliates	27	38
Accrued interest	49	19
Accrued property, income and other taxes	83	89
Regulatory liabilities	97	40
Current portion of long-term debt	250	—
Other current liabilities	135	100
Total current liabilities	695	365

Long-term debt	3,619	3,906
Regulatory liabilities	592	645
Other long-term liabilities	338	238
Total liabilities	5,244	5,154

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	3,891	3,501
Accumulated other comprehensive loss, net	(38)	(43)
Total member's equity	3,853	3,458
Noncontrolling interests	4,023	4,036
Total equity	7,876	7,494

Total liabilities and equity	$13,120	$12,648

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Operating revenue	$547	$456	$1,533	$1,379

Operating expenses:
Excess gas	(24)	(3)	(46)	(13)
Operations and maintenance	117	125	359	362
Depreciation and amortization	76	83	241	244
Property and other taxes	36	38	102	115
Total operating expenses	205	243	656	708

Operating income	342	213	877	671

Other income (expense):
Interest expense	(36)	(32)	(108)	(118)
Allowance for equity funds	2	2	5	5
Other, net	1	(1)	—	1
Total other income (expense)	(33)	(31)	(103)	(112)

Income before income tax expense and equity income	309	182	774	559
Income tax expense	64	21	131	70
Equity income	52	8	80	31
Net income	297	169	723	520
Net income attributable to noncontrolling interests	146	100	375	302
Net income attributable to Eastern Energy Gas	$151	$69	$348	$218

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Net income	$297	$169	$723	$520

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $—, $— and $—	—	—	1	4
Unrealized gains (losses) on cash flow hedges, net of tax of $1, $(1), $2 and $2	1	(2)	4	11
Total other comprehensive income (loss), net of tax	1	(2)	5	15

Comprehensive income	298	167	728	535
Comprehensive income attributable to noncontrolling interests	146	100	375	306
Comprehensive income attributable to Eastern Energy Gas	$152	$67	$353	$229

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, June 30, 2021	$3,366	$(40)	$4,072	$7,398
Net income	69	—	100	169
Other comprehensive loss	—	(2)	—	(2)
Contributions	2	—	—	2
Distributions	(49)	—	(128)	(177)
Balance, September 30, 2021	$3,388	$(42)	$4,044	$7,390

Balance, December 31, 2020	$2,957	$(53)	$4,091	$6,995
Net income	218	—	302	520
Other comprehensive income	—	11	4	15
Contributions	284	—	—	284
Distributions	(71)	—	(353)	(424)
Balance, September 30, 2021	$3,388	$(42)	$4,044	$7,390

Balance, June 30, 2022	$3,733	$(39)	$4,023	$7,717
Net income	151	—	146	297
Other comprehensive income	—	1	—	1
Contributions	11	—	—	11
Distributions	(4)	—	(146)	(150)
Balance, September 30, 2022	$3,891	$(38)	$4,023	$7,876

Balance, December 31, 2021	$3,501	$(43)	$4,036	$7,494
Net income	348	—	375	723
Other comprehensive income	—	5	—	5
Contributions	79	—	—	79
Distributions	(37)	—	(388)	(425)
Balance, September 30, 2022	$3,891	$(38)	$4,023	$7,876

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$723	$520
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on other items, net	2	(9)
Depreciation and amortization	241	244
Allowance for equity funds	(5)	(5)
Equity income, net of distributions	(46)	(1)
Changes in regulatory assets and liabilities	37	(2)
Deferred income taxes	99	135
Other, net	7	(11)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(81)	13
Derivative collateral, net	(3)	7
Accrued property, income and other taxes	8	(61)
Accounts payable and other liabilities	53	37
Net cash flows from operating activities	1,035	867

Cash flows from investing activities:
Capital expenditures	(252)	(291)
Repayment of notes by affiliates	31	269
Notes to affiliates	(363)	(170)
Other, net	(11)	(9)
Net cash flows from investing activities	(595)	(201)

Cash flows from financing activities:
Repayments of long-term debt	—	(500)
Repayment of notes payable to affiliates, net	—	(9)
Proceeds from equity contributions	—	256
Distributions to noncontrolling interests	(388)	(353)
Other, net	(4)	(1)
Net cash flows from financing activities	(392)	(607)

Net change in cash and cash equivalents and restricted cash and cash equivalents	48	59
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	39	48
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$87	$107

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2022	2021
Utility Plant:
Interstate natural gas pipeline assets	18 - 48 years	$8,825	$8,675
Intangible plant	5 - 20 years	107	110
Utility plant in-service		8,932	8,785
Accumulated depreciation and amortization		(3,002)	(2,901)
Utility plant in-service, net		5,930	5,884

Nonutility Plant:
LNG facility	40 years	4,509	4,475
Intangible plant	14 years	25	25
Nonutility plant in-service		4,534	4,500
Accumulated depreciation and amortization		(516)	(423)
Nonutility plant in-service, net		4,018	4,077

Plant, net		9,948	9,961
Construction work-in-progress		240	239
Property, plant and equipment, net		$10,188	$10,200

Construction work-in-progress includes $208 million and $209 million as of September 30, 2022 and December 31, 2021, respectively, related to the construction of utility plant.

(3)    Regulatory Matters

In September 2021, Eastern Gas Transmission and Storage, Inc. ("EGTS") filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund. In September 2022, a settlement agreement was filed with the FERC, resolving EGTS' general rate case for its FERC-jurisdictional services and providing for increased service rates and decreased depreciation rates. Under the terms of the settlement agreement, EGTS' rates result in an increase to annual firm transportation and storage revenues of approximately $160 million and a decrease in annual depreciation expense of approximately $30 million, compared to the rates in effect prior to April 1, 2022. As of September 30, 2022, EGTS' provision for rate refund for April 2022 through September 2022 totaled $56 million and was included in current regulatory liabilities on the Consolidated Balance Sheet. FERC approval of the settlement is expected late 2022 or early 2023.

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

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2022	2021
Investments:
Investment funds	$13	$13

Equity method investments:
Iroquois	402	399
Total investments	415	412

Restricted cash and cash equivalents:
Customer deposits	29	17
Total restricted cash and cash equivalents	29	17

Total investments and restricted cash and cash equivalents	$444	$429

Reflected as:
Current assets	$29	$17
Noncurrent assets	415	412
Total investments and restricted cash and cash equivalents	$444	$429
Equity Method Investments

Eastern Energy Gas, through a subsidiary, owns 50% of Iroquois, which owns and operates an interstate natural gas pipeline located in the states of New York and Connecticut.

As of both September 30, 2022 and December 31, 2021, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $34 million and $30 million for the nine-month periods ended September 30, 2022 and 2021, respectively. In the third quarter of 2022, in connection with the settlement of regulated tax matters in the Iroquois rate case, Eastern Energy Gas released a long-term regulatory liability and recognized a $45 million benefit that was recorded in equity income in its Consolidated Statements of Operations.

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

	As of
	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$58	$22
Restricted cash and cash equivalents included in other current assets	29	17
Total cash and cash equivalents and restricted cash and cash equivalents	$87	$39

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	6	2	5	2
Equity interest	4	1	2	1
Effects of ratemaking	—	(1)	(1)	(1)
Noncontrolling interest	(10)	(11)	(10)	(11)
Other, net	—	—	—	1
Effective income tax rate	21%	12%	17%	13%

For the period ended September 30, 2022, Eastern Energy Gas' reconciliation of the federal statutory income tax rate to the effective income tax rate is driven primarily by an absence of tax on income attributable to Cove Point's 75% noncontrolling interest.

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $10 million to the MidAmerican Energy Company Retirement Plan and $2 million to the MidAmerican Energy Company Welfare Benefit Plan for the nine-month period ended September 30, 2022. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of both September 30, 2022 and December 31, 2021, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $95 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Assets:
Money market mutual funds	$40	$—	$—	$40
Equity securities:
Investment funds	13	—	—	13
	$53	$—	$—	$53

Liabilities:
Foreign currency exchange rate derivatives	$—	$(35)	$—	$(35)
	$—	$(35)	$—	$(35)

As of December 31, 2021:
Assets:
Foreign currency exchange rate derivatives	$—	$3	$—	$3
Equity securities:
Investment funds	13	—	—	13
	$13	$3	$—	$16

Liabilities:
Foreign currency exchange rate derivatives	$—	$(3)	$—	$(3)
	$—	$(3)	$—	$(3)

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

	As of September 30, 2022		As of December 31, 2021
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,869	$3,468	$3,906	$4,266

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Customer Revenue:
Regulated:
Gas transportation and storage	$296	$249	$867	$774
Wholesale	—	14	—	31
Other	1	1	1	1
Total regulated	297	264	868	806
Nonregulated	254	193	673	573
Total Customer Revenue	551	457	1,541	1,379
Other revenue(1)	(4)	(1)	(8)	—
Total operating revenue	$547	$456	$1,533	$1,379

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2022 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
Eastern Energy Gas	$1,824	$16,301	$18,125

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2020	$(12)	$(51)	$10	$(53)
Other comprehensive income (loss)	4	11	(4)	11
Balance, September 30, 2021	$(8)	$(40)	$6	$(42)

Balance, December 31, 2021	$(6)	$(42)	$5	$(43)
Other comprehensive income	1	4	—	5
Balance, September 30, 2022	$(5)	$(38)	$5	$(38)

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

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

Net income attributable to Eastern Energy Gas for the third quarter of 2022 was $151 million, an increase of $82 million compared to 2021. Net income increased primarily due to higher margins from EGTS' regulated gas transportation and storage operations of $53 million, a benefit from the settlement of regulated tax matters in the Iroquois rate case of $45 million and an increase in Cove Point liquefied natural gas variable revenue and additional liquefied natural gas service as a result of decreased scheduled outage days of $15 million, partially offset by an increase in income tax expense of $43 million primarily due to higher pre-tax income.

Net income attributable to Eastern Energy Gas for the first nine months of 2022 was $348 million, an increase of $130 million, or 60%, compared to 2021. Net income increased primarily due to higher margins from EGTS' regulated gas transportation and storage operations of $91 million, a benefit from the settlement of regulated tax matters in the Iroquois rate case of $45 million and an increase in Cove Point liquefied natural gas variable revenue and additional liquefied natural gas service as a result of decreased scheduled outage days of $24 million, partially offset by an increase in income tax expense of $61 million primarily due to higher pre-tax income.

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021

Operating revenue increased $91 million, or 20%, for the third quarter of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue of $30 million and additional liquefied natural gas service as a result of decreased scheduled outage days of $29 million, an increase in regulated gas transportation and storage services revenues due to the settlement of EGTS' general rate case of $41 million and an increase in variable revenue related to park and loan activity of $4 million, partially offset by a decrease in regulated gas sales of $14 million for operational and system balancing purposes due to decreased volumes.

Excess gas increased $21 million for the third quarter of 2022 compared to 2021, primarily due to a decrease in volumes sold of $18 million and favorable valuations of system gas of $7 million, partially offset by an unfavorable change to operational and system balancing volumes of $3 million.

Operations and maintenance decreased $8 million, or 6%, for the third quarter of 2022 compared to 2021, primarily due to a decrease in post-retirement benefit related costs of $3 million, lower corporate charges of $3 million and lower long-term incentive plan expenses of $2 million.

Depreciation and amortization decreased $7 million, or 8%, for the third quarter of 2022 compared to 2021, primarily due to the settlement of depreciation rates in EGTS' general rate case of $9 million, partially offset by higher plant placed in-service of $2 million.

Property and other taxes decreased $2 million, or 5%, for the third quarter of 2022 compared to 2021, primarily due to lower estimated 2022 tax assessments.

Interest expense increased $4 million, or 13%, for the third quarter of 2022 compared to 2021, primarily due to debt swap gain amortization in 2021.

Income tax expense increased $43 million for the third quarter of 2022 compared to 2021 and the effective tax rate was 21% for 2022 and 12% for 2021. The effective tax rate increased primarily due to the revaluation of deferred taxes from changes in Pennsylvania's income tax rates.

Equity income increased $44 million for the third quarter of 2022 compared to 2021, primarily due to a benefit from the settlement of regulated tax matters in the Iroquois rate case.

Net income attributable to noncontrolling interests increased $46 million, or 46%, for the third quarter of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue and additional liquefied natural gas service as a result of decreased scheduled outage days.

First Nine Months of 2022 Compared to First Nine Months of 2021

Operating revenue increased $154 million, or 11%, for the first nine months of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue of $68 million and additional liquefied natural gas service as a result of decreased scheduled outage days of $29 million, an increase in regulated gas transportation and storage services revenues due to the settlement of EGTS' general rate case of $66 million, an increase in variable revenue related to park and loan activity of $15 million and a $7 million increase from the West Loop transmission pipeline being placed into service in the third quarter of 2021, partially offset by a decrease in regulated gas sales of $31 million for operational and system balancing purposes due to decreased volumes.

Excess gas increased $33 million for the first nine months of 2022 compared to 2021, primarily due to a decrease in volumes sold of $32 million and favorable valuations of system gas of $25 million, partially offset by an unfavorable change to operational and system balancing volumes of $23 million.

Operations and maintenance decreased $3 million, or 1%, for the first nine months of 2022 compared to 2021, primarily due to lower long-term incentive plan expenses of $7 million, bank and legal fees recorded in 2021 related to Eastern Energy Gas' debt exchange of $4 million and a decrease in post-retirement benefit related costs of $2 million, partially offset by a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC of $11 million.

Depreciation and amortization decreased $3 million, or 1%, for the first nine months of 2022 compared to 2021, primarily due to the settlement of depreciation rates in EGTS' general rate case of $15 million, partially offset by higher plant placed in-service of $12 million.

Property and other taxes decreased $13 million, or 11%, for the first nine months of 2022 compared to 2021, primarily due to lower than estimated 2021 tax assessments.

Interest expense decreased $10 million, or 8%, for the first nine months of 2022 compared to 2021, primarily due to the repayment of $500 million of long-term debt in the second quarter of 2021.

Income tax expense increased $61 million, or 87%, for the first nine months of 2022 compared to 2021 and the effective tax rate was 17% for 2022 and 13% for 2021. The effective tax rate increased primarily due to the revaluation of deferred taxes from changes in various state income tax rates.

Equity income increased $49 million for the first nine months of 2022 compared to 2021, primarily due to a benefit from the settlement of regulated tax matters in the Iroquois rate case.

Net income attributable to noncontrolling interests increased $73 million, or 24%, for the first nine months of 2022 compared to 2021, primarily due to an increase in Cove Point liquefied natural gas variable revenue and additional liquefied natural gas service as a result of decreased scheduled outage days.

Liquidity and Capital Resources

As of September 30, 2022, Eastern Energy Gas' total net liquidity was $458 million as follows (in millions):

Cash and cash equivalents	$58
Intercompany revolving credit agreement	400
Total net liquidity	$458

Intercompany revolving credit agreement:
Maturity date	2023

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021 were $1.0 billion and $867 million, respectively. The change is primarily due to the timing of income tax payments, the impacts from the proposed rates in effect April 1, 2022 for the EGTS general rate case and other working capital adjustments.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021 were $(595) million and $(201) million, respectively. The change is primarily due to a decrease in repayments of loans by affiliates of $238 million and an increase in loans to its parent under an intercompany revolving credit agreement of $193 million, partially offset by a decrease in capital expenditures of $39 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2022 were $(392) million and consisted primarily of distributions to noncontrolling interests from Cove Point.

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

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customer rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022

Natural gas transmission and storage	$15	$36	$47
Other	276	216	324
Total	$291	$252	$371

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

Material Cash Requirements

As of September 30, 2022, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2021, other than natural gas supply and transportation cash requirements increasing $87 million, primarily due to rate increases for pipeline transportation and storage purchase obligations as a result of a recent rate case.

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

Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of September 30, 2022, the related consolidated statements of operations, comprehensive income, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2021 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated July 7, 2022 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of EGTS' management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to EGTS in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Richmond, Virginia
November 4, 2022

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$36	$11
Restricted cash and cash equivalents	28	15
Trade receivables, net	80	98
Receivables from affiliates	7	9
Inventories	50	48
Income taxes receivable	1	19
Prepayments	37	35
Natural gas imbalances	177	94
Other current assets	8	10
Total current assets	424	339

Property, plant and equipment, net	4,475	4,440
Deferred income taxes	139	199
Notes receivable from affiliates	—	3
Other assets	114	120

Total assets	$5,152	$5,101

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	September 30, 2022	December 31, 2021
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$34	$54
Accounts payable to affiliates	21	13
Accrued interest	23	7
Accrued property, income and other taxes	62	71
Accrued employee expenses	24	12
Notes payable to affiliates	15	68
Regulatory liabilities	78	25
Customer and security deposits	27	15
Asset retirement obligations	27	33
Other current liabilities	32	30
Total current liabilities	343	328

Long-term debt	1,582	1,581
Regulatory liabilities	505	507
Other long-term liabilities	139	145
Total liabilities	2,569	2,561

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,265	1,241
Retained earnings	739	721
Accumulated other comprehensive loss, net	(30)	(31)
Total shareholder's equity	2,583	2,540

Total liabilities and shareholder's equity	$5,152	$5,101

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Operating revenue	$240	$209	$697	$642

Operating expenses:
Excess gas	(25)	(3)	(49)	(13)
Operations and maintenance	80	86	250	274
Depreciation and amortization	34	42	115	123
Property and other taxes	15	17	39	50
Disallowance and abandonment of utility plant	—	—	—	(11)
Total operating expenses	104	142	355	423

Operating income	136	67	342	219

Other income (expense):
Interest expense	(16)	(16)	(50)	(60)
Allowance for equity funds	1	2	3	5
Other, net	(1)	2	(2)	3
Total other income (expense)	(16)	(12)	(49)	(52)

Income before income tax expense	120	55	293	167
Income tax expense	39	13	86	43
Net income	$81	$42	$207	$124
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Net income	$81	$42	$207	$124

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on cash flow hedges, net of tax of $1, $—, $1 and $(12)	—	—	1	(32)
Total other comprehensive income (loss), net of tax	—	—	1	(32)
Comprehensive income	$81	$42	$208	$92

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2021	60,101	$609	$1,215	$705	$(32)	$2,497
Net income	—	—	—	42	—	42
Dividends declared	—	—	—	(15)	—	(15)
Contributions	—	—	26	—	—	26
Balance, September 30, 2021	60,101	$609	$1,241	$732	$(32)	$2,550

Balance, December 31, 2020	60,101	$609	$929	$641	$—	$2,179
Net income	—	—	—	124	—	124
Other comprehensive loss	—	—	—	—	(32)	(32)
Dividends declared	—	—	—	(33)	—	(33)
Contributions	—	—	312	—	—	312
Balance, September 30, 2021	60,101	$609	$1,241	$732	$(32)	$2,550

Balance, June 30, 2022	60,101	$609	$1,254	$750	$(30)	$2,583
Net income	—	—	—	81	—	81
Dividends declared	—	—	—	(92)	—	(92)
Contributions	—	—	11	—	—	11
Balance, September 30, 2022	60,101	$609	$1,265	$739	$(30)	$2,583

Balance, December 31, 2021	60,101	$609	$1,241	$721	$(31)	$2,540
Net income	—	—	—	207	—	207
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(189)	—	(189)
Contributions	—	—	24	—	—	24
Balance, September 30, 2022	60,101	$609	$1,265	$739	$(30)	$2,583

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$207	$124
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on other items, net	1	(11)
Depreciation and amortization	115	123
Allowance for equity funds	(3)	(5)
Changes in regulatory assets and liabilities	35	1
Deferred income taxes	58	61
Other, net	5	(4)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(10)	14
Receivables from affiliates	3	(27)
Pension and other postretirement benefit plans	—	3
Accrued property, income and other taxes	(1)	(16)
Accounts payable and other liabilities	31	37
Accounts payable to affiliates	7	1
Net cash flows from operating activities	448	301

Cash flows from investing activities:
Capital expenditures	(179)	(233)
Repayment of notes by affiliates	11	—
Notes to affiliates	(8)	—
Other, net	(9)	3
Net cash flows from investing activities	(185)	(230)

Cash flows from financing activities:
Repayment of notes payable to affiliates, net	(53)	(78)
Proceeds from equity contributions	—	20
Dividends paid	(172)	(18)
Other, net	—	5
Net cash flows from financing activities	(225)	(71)

Net change in cash and cash equivalents and restricted cash and cash equivalents	38	—
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	26	23
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$64	$23

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Gas Transmission and Storage, Inc. and its subsidiaries ("EGTS") conduct business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission pipeline and underground storage. EGTS' operations include transmission pipelines in Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. EGTS also operates one of the nation's largest underground natural gas storage systems located in New York, Pennsylvania and West Virginia. EGTS is a wholly owned subsidiary of Eastern Energy Gas Holdings, LLC ("Eastern Energy Gas"), which is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's ("SEC") rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2022 and for the three- and nine-month periods ended September 30, 2022 and 2021. The results of operations for the three- and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements for the three years ended December 31, 2021 included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2022.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2022	2021

Interstate natural gas pipeline and storage assets	18 - 48 years	$6,625	$6,517
Intangible plant	11 - 21 years	73	74
Plant in-service		6,698	6,591
Accumulated depreciation and amortization		(2,411)	(2,339)
Plant in-service, net		4,287	4,252
Construction work-in-progress		188	188
Property, plant and equipment, net		$4,475	$4,440

(3)    Regulatory Matters

In September 2021, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS' previous general rate case was settled in 1998. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transportation rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund. In September 2022, a settlement agreement was filed with the FERC, resolving EGTS' general rate case for its FERC-jurisdictional services and providing for increased service rates and decreased depreciation rates. Under the terms of the settlement agreement, EGTS' rates result in an increase to annual firm transportation and storage revenues of approximately $160 million and a decrease in annual depreciation expense of approximately $30 million, compared to the rates in effect prior to April 1, 2022. As of September 30, 2022, EGTS' provision for rate refund for April 2022 through September 2022 totaled $56 million and was included in current regulatory liabilities on the Consolidated Balance Sheet. FERC approval of the settlement is expected late 2022 or early 2023.

In July 2017, the FERC audit staff communicated to EGTS that it had substantially completed an audit of EGTS' compliance with the accounting and reporting requirements of the FERC's Uniform System of Accounts and provided a description of matters and preliminary recommendations. In November 2017, the FERC audit staff issued its audit report. In December 2017, EGTS provided its response to the audit report. EGTS requested FERC review of the contested findings and submitted its plan for compliance with the uncontested portions of the report. EGTS reached resolution of certain matters with the FERC in the fourth quarter of 2018. EGTS recognized a charge for a disallowance of plant, originally established beginning in 2012, for the resolution of one matter with the FERC. In December 2020, the FERC issued a final ruling on the remaining matter, which resulted in a $43 million ($31 million after-tax) estimated charge for disallowance of capitalized allowance for funds used during construction. As a condition of the December 2020 ruling, EGTS filed its proposed accounting entries and supporting documentation with the FERC during the second quarter of 2021. During the finalization of these entries, EGTS refined the estimated charge for disallowance of capitalized allowance for funds used during construction, which resulted in a reduction to the estimated charge of $11 million ($8 million after-tax) that was recorded in disallowance and abandonment of utility plant in its Consolidated Statements of Operations in the second quarter of 2021. In September 2021, the FERC approved EGTS' accounting entries and supporting documentation.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2022	2021
Investments:
Investment funds	$13	$13
Total investments	13	13

Restricted cash and cash equivalents:
Customer deposits	28	15
Total restricted cash and cash equivalents	28	15

Total investments and restricted cash and cash equivalents	$41	$28

Reflected as:
Current assets	$28	$15
Noncurrent assets	13	13
Total investments and restricted cash and cash equivalents	$41	$28

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of customer deposits as allowed under the FERC gas tariff. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented in the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2022	2021

Cash and cash equivalents	$36	$11
Restricted cash and cash equivalents	28	15
Total cash and cash equivalents and restricted cash and cash equivalents	$64	$26

(5)    Long-Term Debt

On June 30, 2021, Eastern Energy Gas exchanged a total of $1.6 billion of its issued and outstanding third party notes for new notes, making EGTS the primary obligor of the new notes. The terms of the new notes are substantially similar to the terms of the original Eastern Energy Gas notes. The debt exchange was a common control transaction accounted for as a debt modification. As such, no gain or loss was recognized in the Consolidated Statements of Operations and approximately $17 million of unamortized discounts and debt issuance costs and $32 million of deferred losses on previously settled interest rate swaps remaining in AOCI were contributed to EGTS by Eastern Energy Gas in connection with the transaction. In addition, new fees of $2 million paid directly to note holders in connection with the exchange were deferred as additional debt issuance costs that will be amortized over the lives of the respective notes. As a result of the transaction, EGTS' $1.9 billion of long-term indebtedness to Eastern Energy Gas was cancelled in full and the remaining balance was satisfied through a capital contribution.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	11	6	8	7
Effects of ratemaking	—	(4)	—	(3)
Debt exchange	—	—	—	2
Other, net	1	1	—	(1)
Effective income tax rate	33%	24%	29%	26%

(7)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $9 million to the MidAmerican Energy Company Retirement Plan and $2 million to the MidAmerican Energy Company Welfare Benefit Plan for the nine-month period ended September 30, 2022. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of both September 30, 2022 and December 31, 2021, EGTS' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $85 million.

(8)    Fair Value Measurements

The carrying value of EGTS' cash, certain cash equivalents, receivables, payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term maturity of these instruments. EGTS has various financial assets and liabilities that are measured at fair value on the Consolidated Financial Statements using inputs from the three levels of the fair value hierarchy. A financial asset or liability classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that EGTS has the ability to access at the measurement date.
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
•Level 3 - Unobservable inputs reflect EGTS' judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. EGTS develops these inputs based on the best information available, including its own data.

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2022:
Assets:
Money market mutual funds	$27	$—	$—	$27
Equity securities:
Investment funds	13	—	—	13
	$40	$—	$—	$40

As of December 31, 2021:
Assets:
Equity securities:
Investment funds	$13	$—	$—	$13
	$13	$—	$—	$13

EGTS' investments in money market mutual funds and investment funds are stated at fair value. When available, a readily observable quoted market price or net asset value of an identical security in an active market is used to record the fair value.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchase or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which EGTS transacts. When quoted prices for identical contracts are not available, EGTS uses forward price curves. Forward price curves represent EGTS' estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. EGTS bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent brokers, exchanges, direct communication with market participants and actual transactions executed by EGTS. Market price quotations are generally readily obtainable for the applicable term of EGTS' outstanding derivative contracts; therefore, EGTS' forward price curves reflect observable market quotes. Market price quotations for certain natural gas trading hubs are not as readily obtainable due to the length of the contracts. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, EGTS uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, related volatility, counterparty creditworthiness and duration of contracts.

EGTS' long-term debt is carried at cost, including unamortized premiums, discounts and debt issuance costs as applicable, on the Consolidated Financial Statements. The fair value of EGTS' long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The following table presents the carrying value and estimated fair value of EGTS' long-term debt (in millions):

	As of September 30, 2022		As of December 31, 2021
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,582	$1,321	$1,581	$1,812

(9)    Commitments and Contingencies

Legal Matters

EGTS is party to a variety of legal actions arising out of the normal course of business. Plaintiffs occasionally seek punitive or exemplary damages. EGTS does not believe that such normal and routine litigation will have a material impact on its consolidated financial results.

Environmental Laws and Regulations

EGTS is subject to federal, state and local laws and regulations regarding climate change, air and water quality, emissions performance standards, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact its current and future operations. EGTS believes it is in material compliance with all applicable laws and regulations.

(10)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Customer Revenue:
Regulated:
Gas transportation	$151	$134	$461	$422
Gas storage	74	47	190	142
Wholesale	—	14	—	31
Total regulated	225	195	651	595
Management service and other revenues	19	14	56	49
Total Customer Revenue	244	209	707	644
Other revenue(1)	(4)	—	(10)	(2)
Total operating revenue	$240	$209	$697	$642

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2022 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total
EGTS	$895	$3,910	$4,805

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is management's discussion and analysis of certain significant factors that have affected the consolidated financial condition and results of operations of EGTS during the periods included herein. This discussion should be read in conjunction with EGTS' historical Consolidated Financial Statements and Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q. EGTS' actual results in the future could differ significantly from the historical results.

Results of Operations for the Third Quarter and First Nine Months of 2022 and 2021

Overview

Net income for the third quarter of 2022 was $81 million, an increase of $39 million, or 93%, compared to 2021. Net income increased primarily due to higher margins from regulated gas transportation and storage operations of $53 million and a decrease in depreciation due to the settlement of depreciation rates in EGTS' general rate case of $9 million, partially offset by an increase in income tax expense of $26 million primarily due to higher pre-tax income.

Net income for the first nine months of 2022 was $207 million, an increase of $83 million, or 67%, compared to 2021. Net income increased primarily due to higher margins from regulated gas transportation and storage operations of $91 million, a decrease in depreciation due to the settlement of depreciation rates in EGTS' general rate case of $15 million, a decrease in post-retirement benefit related costs of $12 million, lower than estimated 2021 tax assessments of $11 million and lower interest expense of $10 million primarily due to lower interest rates, partially offset by an increase in income tax expense of $43 million primarily due to higher pre-tax income and a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC of $11 million.

Quarter Ended September 30, 2022 Compared to Quarter Ended September 30, 2021

Operating revenue increased $31 million, or 15%, for the third quarter of 2022 compared to 2021, primarily due to an increase in regulated gas transportation and storage services revenues due to the settlement of EGTS' general rate case of $41 million and an increase in variable revenue related to park and loan activity of $4 million, partially offset by a decrease in regulated gas sales of $14 million for operational and system balancing purposes due to decreased volumes.

Excess gas increased $22 million for the third quarter of 2022 compared to 2021, primarily due to a decrease in volumes sold of $18 million and favorable valuations of system gas of $7 million, partially offset by an unfavorable change to operational and system balancing volumes of $3 million.

Operations and maintenance decreased $6 million, or 7%, for the third quarter of 2022 compared to 2021, primarily due to a decrease in post-retirement benefit related costs of $3 million and lower long-term incentive plan expenses of $2 million.

Depreciation and amortization decreased $8 million, or 19%, for the third quarter of 2022 compared to 2021, primarily due to the settlement of deprecation rates in EGTS' general rate case of $9 million, partially offset by higher plant placed in-service of $1 million.

Property and other taxes decreased $2 million, or 12%, for the third quarter of 2022 compared to 2021, primarily due to lower estimated 2022 tax assessments.

Income tax expense increased $26 million for the third quarter of 2022 compared to 2021 and the effective tax rate was 33% for 2022 and 24% for 2021. The effective tax rate increased primarily due to the revaluation of deferred taxes from changes in Pennsylvania's income tax rates.

First Nine Months of 2022 Compared to First Nine Months of 2021

Operating revenue increased $55 million, or 9%, for the first nine months of 2022 compared to 2021, primarily due to an increase in regulated gas transportation and storage services revenues due to the settlement of EGTS' general rate case of $66 million, an increase in variable revenue related to park and loan activity of $15 million and a $7 million increase from the West Loop transmission pipeline being placed into service in the third quarter of 2021, partially offset by a decrease in regulated gas sales of $31 million for operational and system balancing purposes due to decreased volumes.

Excess gas increased $36 million for the first nine months of 2022 compared to 2021, primarily due to a decrease in volumes sold of $32 million and favorable valuations of system gas of $25 million, partially offset by an unfavorable change to operational and system balancing volumes of $23 million.

Operations and maintenance decreased $24 million, or 9%, for the first nine months of 2022 compared to 2021, primarily due to a decrease in post-retirement benefit related costs of $12 million, lower long-term incentive plan expenses of $7 million and bank and legal fees recorded in 2021 related to the debt exchange with Eastern Energy Gas of $4 million.

Depreciation and amortization decreased $8 million, or 7%, for the first nine months of 2022 compared to 2021, primarily due to the settlement of depreciation rates in EGTS' general rate case of $15 million, partially offset by higher plant placed in-service of $7 million.

Property and other taxes decreased $11 million, or 22%, for the first nine months of 2022 compared to 2021, primarily due to lower than estimated 2021 tax assessments.

Disallowance and abandonment of utility plant decreased $11 million for the first nine months of 2022 compared to 2021 due to a 2021 benefit from the finalization of entries for the disallowance of capitalized AFUDC.

Interest expense decreased $10 million, or 17%, for the first nine months of 2022 compared to 2021, primarily due to lower expense of $44 million related to the elimination of long-term indebtedness to Eastern Energy Gas following the Debt Exchange Transaction in June 2021. These decreases were partially offset by $32 million of interest expense incurred under the senior notes issued in connection with that transaction, which bear lower interest rates than the original long-term indebtedness to Eastern Energy Gas.

Other, net decreased $5 million for the first nine months of 2022 compared to 2021, primarily due to losses on marketable securities.

Income tax expense increased $43 million, or 100%, for the first nine months of 2022 compared to 2021 and the effective tax rate was 29% for 2022 and 26% for 2021.

Liquidity and Capital Resources

As of September 30, 2022, EGTS' total net liquidity was $421 million as follows (in millions):

Cash and cash equivalents	$36

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	15
Net intercompany revolving credit agreement	385

Total net liquidity	$421

Intercompany revolving credit agreement:
Maturity date	2023

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2022 and 2021 were $448 million and $301 million, respectively. The change is primarily due to the impacts from the proposed rates in effect April 1, 2022 for the EGTS general rate case and other working capital adjustments.

The timing of EGTS' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2022 and 2021 were $(185) million and $(230) million, respectively. The change is primarily due to a decrease in capital expenditures of $54 million and repayments of loans by affiliates of $11 million, partially offset by loans to affiliates of $8 million and an increase in plant removal costs of $4 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2022 were $(225) million and consisted of dividends paid to Eastern Energy Gas of $172 million and net repayment of notes payable to Eastern Energy Gas of $53 million.

Net cash flows from financing activities for the nine-month period ended September 30, 2021 were $(71) million. Sources of cash totaled $25 million and consisted primarily of $20 million in proceeds from equity contributions from Eastern Energy Gas. Uses of cash totaled $96 million and consisted of net repayment of notes payable to Eastern Energy Gas of $78 million and dividends paid to Eastern Energy Gas of $18 million.

Future Uses of Cash

EGTS has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, intercompany revolving credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, investments, debt retirements and other capital requirements. The availability and terms under which EGTS has access to external financing depends on a variety of factors, including regulatory approvals, EGTS' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the natural gas transportation pipeline and storage industry.

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, changes in environmental and other rules and regulations; impacts to customer rates; outcomes of regulatory proceedings; changes in income tax laws; general business conditions; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2021	2022	2022

Natural gas transmission and storage	$9	$30	$40
Other	224	149	205
Total	$233	$179	$245

EGTS' natural gas transmission and storage capital expenditures primarily include growth capital expenditures related to planned regulated projects. EGTS' other capital expenditures consist primarily of pipeline integrity work, automation and controls upgrades, underground storage, corrosion control, unit exchanges, compressor modifications and projects related to Pipeline and Hazardous Materials Safety Administration natural gas storage rules. The amounts also include EGTS' asset modernization program, which includes projects for vintage pipeline replacement, compression replacement, pipeline assessment and underground storage integrity.

Material Cash Requirements

As of September 30, 2022, there have been no material changes in cash requirements from the information provided in Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended, other than natural gas supply and transportation cash requirements increasing $87 million, primarily due to rate increases for pipeline transportation and storage purchase obligations as a result of a recent rate case.

Regulatory Matters

EGTS is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding EGTS' current regulatory matters.

Environmental Laws and Regulations

EGTS is subject to federal, state and local laws and regulations regarding climate change, air and water quality, emissions performance standards, hazardous and solid waste disposal, protected species and other environmental matters that have the potential to impact EGTS' current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. EGTS believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and EGTS is unable to predict the impact of the changing laws and regulations on its operations and consolidated financial results.

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws and regulations.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of EGTS' critical accounting estimates, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended. There have been no significant changes in EGTS' assumptions regarding critical accounting estimates since December 31, 2021.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021 and the Quantitative and Qualitative Disclosure About Market Risk section included in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2021, except as noted below. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 7 of the Notes to Consolidated Financial Statements of Nevada Power and Note 7 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2022.

Eastern Energy Gas' and EGTS' gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. As of September 30, 2022, Eastern Energy Gas' and EGTS' credit exposure totaled $107 million. Of this amount, investment grade counterparties, including those internally rated, represented 97%, with two investment grade counterparties representing 54%.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

Berkshire Hathaway Energy and PacifiCorp

On September 30, 2020, a putative class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20CV33885, Circuit Court, Multnomah County, Oregon. The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain Complex, South Obenchain, Two Four Two and Santiam Canyon fires, as well as to add claims for noneconomic damages. The amended complaint alleges that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020 and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks the following damages for the plaintiffs and the putative class: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities, in excess of $1 billion; (ii) damages for real and personal property and other economic losses of not less than $600 million; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of timber, trees and shrubbery; (v) double the damages for the costs of litigation and reforestation; (vi) prejudgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The plaintiffs demand a trial by jury and have reserved their right to further amend the complaint to allege claims for punitive damages. In May 2022, the Multnomah Circuit Court granted issue class certification and consolidated this case with others as described below. PacifiCorp requested an immediate appeal of the issue class certification before the Oregon Court of Appeals.

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

In June 2022, an amended complaint against PacifiCorp was filed, captioned Tim Goforth et al. v. PacifiCorp, Case No. 20CV37637, Douglas County, Oregon, in which a previously filed complaint associated with the Archie Creek, Susan Creek and Smith Springs Road fires in Douglas County in September 2020 was amended to add punitive damages. The complaint alleges (i) PacifiCorp's conduct not only constituted common law negligence but gross negligence and contributed to or was the cause of ignition and spread of the aforementioned fires; (ii) PacifiCorp violated certain Oregon rules and regulations; and (iii) as an alternative to negligence, inverse condemnation. The complaint seeks the following damages: (i) economic and property damages of $11 million under a determination of negligence or inverse condemnation and subject to doubling under Oregon statute if applicable; (ii) doubling of those economic and property damages to $22 million under a determination of gross negligence; (iii) damages for injuries in excess of $47 million; (iv) punitive damages not to exceed 10 times the amount of non-economic damages awarded; (v) all costs of the lawsuit; (vi) pre- and post-judgment interest as allowed by law; and (vii) attorneys' fees and other costs.

On August 26, 2022, a putative class action complaint seeking declaratory and equitable relief against PacifiCorp was filed, captioned Margaret Dietrich et al. v. PacifiCorp, Case No. 22CV29187, Circuit Court, Multnomah County, Oregon. The complaint was filed by two Oregon residents individually and on behalf of a class initially defined to include residents of, business owners in, real or personal property owners in and any other individuals physically present in specified Oregon counties as of September 7, 2020 who experienced any harm, damage or loss as a result of the Santiam, Beachie Creek, Lionshead, Echo Mountain Complex, Two Four Two or South Obenchain fires in September 2020. The complaint was amended on September 6, 2022, to seek damages of over $900 million that were originally demanded on August 4, 2022, pursuant to Oregon Rule of Civil Procedure 32 H. The amended complaint alleges: (i) negligence due to alleged failure to comply with certain Oregon statutes and administrative rules; (ii) gross negligence due to alleged conscious indifference to or reckless disregard for the probable consequences of defendant's actions or inactions; (iii) private nuisance; (iv) public nuisance; (v) trespass; (vi) inverse condemnation; (vii) accounting/injunction; (viii) negligent infliction of emotional distress. The amended complaint seeks the following: (i) an order certifying the matter as a class action; (ii) economic damages not less than $400 million; (iii) double the amount of economic and property damages to the extent applicable under Oregon statute; (iv) reasonable costs of reforestation activities; (v) doubling and trebling of certain other damages to the extent applicable under certain Oregon statutes; (vi) noneconomic damages not less than $500 million; (vii) prejudgment interest; (viii) an order requiring an accounting with respect to the amount of damages; (ix) an order enjoining PacifiCorp from leaving power lines energized in areas of Oregon experiencing extremely critical fire conditions; (x) an award of reasonable attorney fees, costs, investigation costs, disbursements and expert witness fees; and (xi) other relief the court finds appropriate. The plaintiffs and proposed class demand a trial by jury.

On September 1, 2022, a complaint against PacifiCorp was filed, captioned Martin Klinger et al. v. PacifiCorp, Case No. 22CV29674, Multnomah County, Oregon ("Klinger"). The complaint was filed by Oregon residents or Oregon property owners who allege damages resulting from the September 2020 Echo Mountain Complex fires. The allegations made and damages sought are described below.

On September 1, 2022, a complaint against PacifiCorp was filed, captioned Aaron Macy-Wyngarden et al. v. PacifiCorp, Case No. 22CV29684, Multnomah County, Oregon ("Macy-Wyngarden"). The complaint was filed by Oregon residents or Oregon property owners who allege injuries and damages resulting from the September 2020 Beachie Creek, Santiam Canyon, Lionshead and Riverside fires. The allegations made and damages sought are described below.

On September 1, 2022, a complaint against PacifiCorp was filed, captioned Jeremiah E. Bowen et al. v. PacifiCorp, Case No. 22CV29681, Multnomah County, Oregon ("Bowen"). The complaint was filed by Oregon residents, occupants and real and personal property owners who allege injuries and damages resulting from the September 2020 Echo Mountain Complex fires. The allegations made and damages sought are described below.

On September 1, 2022, a complaint against PacifiCorp was filed, captioned James Weathers et al. v. PacifiCorp, Case No. 22CV29683, Multnomah County, Oregon ("Weathers"). The complaint was filed by Oregon residents, occupants and real and personal property owners who allege injuries and damages resulting from the September 2020 Echo Mountain Complex fires. The allegations made and damages sought are described below.

On September 6, 2022, a complaint against PacifiCorp was filed, captioned Blair Barnholdt et al. v. PacifiCorp, Case No. 22CV30097, Multnomah County, Oregon ("Barnholdt"). The complaint was filed by Oregon residents or Oregon property owners who allege damages resulting from the September 2020 Echo Mountain Complex fires. The allegations made and damages sought are described below.

On September 7, 2022, a complaint against PacifiCorp was filed, captioned Willard K. Pratt et al. v. PacifiCorp, Case No. 22CV30217, Multnomah County, Oregon ("Pratt"). The complaint was filed by Oregon residents, occupants and real and personal property owners who allege injuries and damages resulting from the September 2020 Echo Mountain Complex fires. The allegations made and damages sought are described below.

On September 7, 2022, a complaint against PacifiCorp was filed, captioned April Thompson et al. v. PacifiCorp, Case No. 22CV30451, Multnomah County, Oregon ("Thompson"). The complaint was filed by Oregon residents, occupants and real and personal property owners who allege injuries and damages resulting from the September 2020 Echo Mountain Complex fires. The allegations made and damages sought are described below.

On September 22, 2022, a complaint against PacifiCorp was filed, captioned Zachary Bogle et al. v. PacifiCorp, Case No. 22CV29717, Multnomah County, Oregon ("Bogle"). The complaint was filed by Oregon residents who allege injuries and damages resulting from the September 2020 Beachie Creek, Santiam Canyon, Lionshead and Riverside fires. The allegations made and damages sought are described below.

The Klinger, Macy-Wyngarden, Bowen, Weathers, Barnholdt, Pratt, Thompson and Bogle complaints each allege: (i) negligence due in part to alleged failure to comply with certain Oregon statutes and administrative rules, including those issued by the OPUC; (ii) gross negligence alleged in the form of willful, wanton and reckless disregard of known risks to the public; (iii) trespass; (iv) nuisance; and (v) inverse condemnation. The Klinger, Macy-Wyngarden, Bowen, Weathers, Barnholdt, Pratt, Thompson and Bogle complaints each seek the following damages: (i) economic and property related damages of $83 million; (ii) doubling of those economic and property related damages to $167 million to the extent eligible for doubling of damages under the specified Oregon statute; (iii) non-economic damages to the plaintiffs' persons in an amount not less than $83 million for physical injury, mental suffering, emotional distress and other damages; (iv) loss of wages, loss of earnings capacity, evacuation expenses, displacement expenses and similar damages; (v) attorneys' fees and other costs; and (vii) pre-judgment interest. The plaintiffs for each Klinger, Macy-Wyngarden, Bowen, Weathers, Barnholdt, Pratt, Thompson and Bogle request a trial by jury and have reserved their right to amend the complaint to add a claim for punitive damages.

Other individual lawsuits alleging similar claims have been filed in Oregon and California related to the 2020 Wildfires, including multiple complaints filed in California for the September 2020 Slater Fire. Multiple complaints have also been filed in California for the 2022 McKinney fire. The complaints filed in California do not specify damages sought. Investigations into the causes and origins of those wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 8 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

PacifiCorp

On March 17, 2022, a complaint against PacifiCorp was filed, captioned Roseburg Resources Co et al. v. PacifiCorp, Case No. 22CV09346, Circuit Court, Douglas County, Oregon. The complaint was filed by nine businesses and public pension plans that own and/or operate timberlands or possess property in Douglas County who allege damages, losses and injuries associated with their timberlands as a result of the French Creek, Archie Creek, Susan Creek and Smith Springs Road fires in Douglas County in September 2020. The complaint alleges (i) PacifiCorp's conduct constituted not only common law negligence but also gross negligence and that such conduct contributed to or caused the ignition and spread of the aforementioned fires; (ii) PacifiCorp violated certain Oregon rules and regulations; and (iii) as an alternative to negligence, inverse condemnation. The complaint seeks the following damages as amended: (i) economic and property damages in excess of $195 million under a determination of negligence or inverse condemnation; (ii) doubling of those economic damages to in excess of $390 million under a determination of gross negligence pursuant to Oregon statutes; (iii) all costs of the lawsuit; (iv) prejudgment and post-judgment interest as allowed by law; and (v) attorneys' fees and other costs.

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2021, except as disclosed below. There has been no material change to EGTS' risk factors from those disclosed in EGTS' Form S-4 (SEC Registration No. 333-266049), as amended.

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

10.1
$3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2022, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Bank, Ltd. as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

10.2
$1,200,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2022, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JP Morgan Chase Bank, N.A. as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.2 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

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

BERKSHIRE HATHAWAY ENERGY AND MIDAMERICAN ENERGY

10.3
$1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2022, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd. as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.3 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

4.3
Officer's Certificate establishing the terms of Nevada Power Company's 5.90% General and Refunding Mortgage Notes, Series GG, due 2053 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated October 20, 2022).

10.4
$400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2022, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

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

4.4
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

4.6
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 4.71% General and Refunding Mortgage Bonds, Series W, due 2052 (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated June 3, 2022).

10.6
$250,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2022, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2022).

EASTERN ENERGY GAS

31.13	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.14	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.13	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.14	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EASTERN GAS TRANSMISSION AND STORAGE

31.15	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.16	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.15	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.16	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: November 4, 2022	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: November 4, 2022	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: November 4, 2022	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: November 4, 2022	/s/ Michael E. Cole
Michael E. Cole
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: November 4, 2022	/s/ Michael E. Cole
Michael E. Cole
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: November 4, 2022	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: November 4, 2022	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)