Form 10-Q
period 2023-03-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2023-05-08
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of May 4, 2023, 75,627,913 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of May 4, 2023, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of May 4, 2023.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of May 4, 2023, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of May 4, 2023, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of May 4, 2023, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of May 4, 2023.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are owned by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of May 4, 2023, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred September of 2020
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GTA	General Tariff Application
GWh	Gigawatt Hour
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	28
PacifiCorp and its subsidiaries	63
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	95
Nevada Power Company and its subsidiaries	117
Sierra Pacific Power Company and its subsidiaries	137
Eastern Energy Gas Holdings, LLC and its subsidiaries	159
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	175

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2023, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2023

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$963	$1,591
Investments and restricted cash and cash equivalents	3,032	2,141
Trade receivables, net	2,567	2,876
Inventories	1,299	1,256
Mortgage loans held for sale	650	474
Regulatory assets	1,612	1,319
Other current assets	1,202	1,345
Total current assets	11,325	11,002

Property, plant and equipment, net	93,583	93,043
Goodwill	11,503	11,489
Regulatory assets	3,945	3,743
Investments and restricted cash and cash equivalents and investments	10,825	11,273
Other assets	3,273	3,290

Total assets	$134,454	$133,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,109	$2,679
Accrued interest	701	558
Accrued property, income and other taxes	625	746
Accrued employee expenses	351	333
Short-term debt	1,819	1,119
Current portion of long-term debt	3,090	3,201
Other current liabilities	1,720	1,677
Total current liabilities	10,415	10,313

BHE senior debt	13,097	13,096
BHE junior subordinated debentures	100	100
Subsidiary debt	34,863	35,238
Regulatory liabilities	6,578	7,070
Deferred income taxes	12,705	12,678
Other long-term liabilities	5,045	4,706
Total liabilities	82,803	83,201

Commitments and contingencies (Note 9)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 1 and 1 shares issued and outstanding	850	850
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	6,298	6,298
Retained earnings	42,814	41,833
Accumulated other comprehensive loss, net	(2,109)	(2,149)
Total BHE shareholders' equity	47,853	46,832
Noncontrolling interests	3,798	3,807
Total equity	51,651	50,639

Total liabilities and equity	$134,454	$133,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Energy	$5,471	$4,823
Real estate	875	1,207
Total operating revenue	6,346	6,030

Operating expenses:
Energy:
Cost of sales	1,955	1,460
Operations and maintenance	1,542	943
Depreciation and amortization	1,050	1,007
Property and other taxes	212	205
Real estate	920	1,179
Total operating expenses	5,679	4,794

Operating income	667	1,236

Other income (expense):
Interest expense	(586)	(532)
Capitalized interest	24	17
Allowance for equity funds	49	38
Interest and dividend income	86	23
Gains (losses) on marketable securities, net	699	(1,257)
Other, net	40	5
Total other income (expense)	312	(1,706)

Income (loss) before income tax expense (benefit) and equity income (loss)	979	(470)
Income tax expense (benefit)	(162)	(507)
Equity income (loss)	(38)	(57)
Net income (loss)	1,103	(20)
Net income attributable to noncontrolling interests	114	109
Net income (loss) attributable to BHE shareholders	989	(129)
Preferred dividends	8	16
Earnings (loss) on common shares	$981	$(145)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Net income (loss)	$1,103	$(20)

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(3) and $3	(4)	15
Foreign currency translation adjustment	99	(110)
Unrealized (losses) gains on cash flow hedges, net of tax of $(20) and $28	(55)	77
Total other comprehensive income (loss), net of tax	40	(18)

Comprehensive income (loss)	1,143	(38)
Comprehensive income attributable to noncontrolling interests	114	109
Comprehensive income (loss) attributable to BHE shareholders	$1,029	$(147)

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2021	$1,650	$—	$6,374	$(744)	$40,754	$(1,340)	$3,895	$50,589
Net (loss) income	—	—	—	—	(129)	—	109	(20)
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Preferred stock dividend	—	—	—	—	(16)	—	—	(16)
Distributions	—	—	—	—	—	—	(116)	(116)
Other equity transactions	—	—	—	—	(1)	—	6	5
Balance, March 31, 2022	$1,650	$—	$6,374	$(744)	$40,608	$(1,358)	$3,894	$50,424

Balance, December 31, 2022	$850	$—	$6,298	$—	$41,833	$(2,149)	$3,807	$50,639
Net income	—	—	—	—	989	—	114	1,103
Other comprehensive income	—	—	—	—	—	40	—	40
Preferred stock dividend	—	—	—	—	(8)	—	—	(8)
Distributions	—	—	—	—	—	—	(125)	(125)
Contributions	—	—	—	—	—	—	2	2
Balance, March 31, 2023	$850	$—	$6,298	$—	$42,814	$(2,109)	$3,798	$51,651

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,103	$(20)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Gains) losses on marketable securities, net	(699)	1,257
Depreciation and amortization	1,063	1,022
Allowance for equity funds	(49)	(38)
Equity (income) loss, net of distributions	68	88
Net power cost deferrals	(504)	(72)
Amortization of net power cost deferrals	130	47
Other changes in regulatory assets and liabilities	(26)	(17)
Deferred income taxes and investment tax credits, net	(11)	(203)
Other, net	15	6
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	120	333
Derivative collateral, net	(225)	85
Pension and other postretirement benefit plans	(7)	(11)
Accrued property, income and other taxes, net	(177)	(347)
Accounts payable and other liabilities	294	91
Net cash flows from operating activities	1,095	2,221

Cash flows from investing activities:
Capital expenditures	(1,848)	(1,553)
Purchases of marketable securities	(106)	(170)
Proceeds from sales of marketable securities	1,091	149
Purchases of U.S. Treasury Bills	(1,519)	—
Proceeds from maturities of U.S. Treasury Bills	623	—
Equity method investments	(19)	(17)
Other, net	—	19
Net cash flows from investing activities	(1,778)	(1,572)

Cash flows from financing activities:
Repayments of BHE senior debt	(400)	—
Proceeds from subsidiary debt	—	405
Repayments of subsidiary debt	(136)	(193)
Net proceeds from (repayments of) short-term debt	699	(165)
Distributions to noncontrolling interests	(126)	(117)
Other, net	(17)	(240)
Net cash flows from financing activities	20	(310)

Effect of exchange rate changes	1	(1)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(662)	338
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,817	1,244
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,155	$1,582

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023, other than the updates associated with the Company's estimates of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the 2022 McKinney fire as discussed in Note 9.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2023	2022
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$93,123	$92,759
Interstate natural gas pipeline assets	3-80 years	18,492	18,328
		111,615	111,087
Accumulated depreciation and amortization		(35,395)	(34,599)
Regulated assets, net		76,220	76,488

Nonregulated assets:
Independent power plants	2-50 years	8,514	8,545
Cove Point LNG facility	40 years	3,416	3,412
Other assets	2-30 years	2,680	2,693
		14,610	14,650
Accumulated depreciation and amortization		(3,493)	(3,452)
Nonregulated assets, net		11,117	11,198

		87,337	87,686
Construction work-in-progress		6,246	5,357
Property, plant and equipment, net		$93,583	$93,043

Construction work-in-progress includes $5.8 billion as of March 31, 2023 and $4.9 billion as of December 31, 2022, related to the construction of regulated assets.

(3)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2023	2022
Investments:
BYD Company Limited common stock	$3,321	$3,763
U.S. Treasury Bills	2,854	1,931
Rabbi trusts	449	433
Other	318	335
Total investments	6,942	6,462

Equity method investments:
BHE Renewables tax equity investments	4,430	4,535
Electric Transmission Texas, LLC	641	623
Iroquois Gas Transmission System, L.P.	604	600
Other	352	304
Total equity method investments	6,027	6,062

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	696	664
Other restricted cash and cash equivalents	192	226
Total restricted cash and cash equivalents and investments	888	890

Total investments and restricted cash and cash equivalents and investments	$13,857	$13,414

Reflected as:
Other current assets	$3,032	$2,141
Noncurrent assets	10,825	11,273
Total investments and restricted cash and cash equivalents and investments	$13,857	$13,414

Investments

Gains (losses) on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Unrealized gains (losses) recognized on marketable securities held at the reporting date	$529	$(1,257)
Net gains recognized on marketable securities sold during the period	170	—
Gains (losses) on marketable securities, net	$699	$(1,257)

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for debt service obligations for certain of the Company's nonregulated renewable energy projects. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$963	$1,591
Investments and restricted cash and cash equivalents	133	173
Investments and restricted cash and cash equivalents and investments	59	53
Total cash and cash equivalents and restricted cash and cash equivalents	$1,155	$1,817

(4)    Recent Financing Transactions

Credit Facilities

In April 2023, AltaLink Investments, L.P. extended, with lender consent, the expiration date for its existing C$200 million one year revolving credit facility to April 2024, by exercising a one-year extension option.

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

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
Income tax credits	(35)	72
State income tax, net of federal income tax impacts	(4)	(3)
Income tax effect of foreign income	7	3
Effects of ratemaking	(3)	8
Equity income	(1)	3
Noncontrolling interest	(2)	5
Other, net	—	(1)
Effective income tax rate	(17)%	108%

Income tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2023 and 2022 totaled $343 million and $338 million, respectively.

Income tax effect on foreign income includes, among other items, a deferred income tax charge of $82 million recognized in March 2023 related to the July 2022 enactment of a new Energy Profits Levy 25% income tax in the United Kingdom effective May 26, 2022, through December 31, 2025, as well as an increase in the tax rate from 25% to 35% effective January 1, 2023, through March 31, 2028, enacted in January 2023.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company made no payments for federal income taxes to Berkshire Hathaway for the three-month periods ended March 31, 2023 and 2022.

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

(6)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Pension:
Service cost	$4	$7
Interest cost	28	19
Expected return on plan assets	(31)	(27)
Settlement	(5)	2
Net amortization	4	4
Net periodic benefit cost	$—	$5

Other postretirement:
Service cost	$1	$2
Interest cost	7	5
Expected return on plan assets	(8)	(7)
Net amortization	(1)	—
Net periodic benefit (credit) cost	$(1)	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $7 million, respectively, during 2023. As of March 31, 2023, $3 million and $1 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost (credit) for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022

Service cost	$2	$4
Interest cost	14	10
Expected return on plan assets	(19)	(25)
Net amortization	6	6
Net periodic benefit cost (credit)	$3	$(5)

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £11 million during 2023. As of March 31, 2023, £3 million, or $4 million, of contributions had been made to the United Kingdom pension plan.

(7)    Asset Retirement Obligations

MidAmerican Energy estimates its asset retirement obligation ("ARO") liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of expected work. During the three-month period ended March 31, 2023, MidAmerican Energy recorded an increase of $88 million for decommissioning its wind-generating facilities due to an updated decommissioning estimate reflecting changes in the projected removal costs per turbine.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2023:
Assets:
Commodity derivatives	$3	$280	$16	$(65)	$234
Interest rate derivatives	42	43	16	—	101
Mortgage loans held for sale	—	650	—	—	650
Money market mutual funds	671	—	—	—	671
Debt securities:
U.S. government obligations	3,079	—	—	—	3,079
International government obligations	—	1	—	—	1
Corporate obligations	—	70	—	—	70
Municipal obligations	—	4	—	—	4
Equity securities:
U.S. companies	385	—	—	—	385
International companies	3,329	—	—	—	3,329
Investment funds	278	—	—	—	278
	$7,787	$1,048	$32	$(65)	$8,802
Liabilities:
Commodity derivatives	$(8)	$(92)	$(166)	$52	$(214)
Foreign currency exchange rate derivatives	—	(20)	—	—	(20)
Interest rate derivatives	—	(5)	(1)	1	(5)
	$(8)	$(117)	$(167)	$53	$(239)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2022:
Assets:
Commodity derivatives	$6	$614	$51	$(194)	$477
Interest rate derivatives	50	54	8	—	112
Mortgage loans held for sale	—	474	—	—	474
Money market mutual funds	1,178	—	—	—	1,178
Debt securities:
U.S. government obligations	2,146	—	—	—	2,146
International government obligations	—	1	—	—	1
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	360	—	—	—	360
International companies	3,771	—	—	—	3,771
Investment funds	231	—	—	—	231
	$7,742	$1,217	$59	$(194)	$8,824
Liabilities:
Commodity derivatives	$(8)	$(206)	$(110)	$106	$(218)
Foreign currency exchange rate derivatives	—	(21)	—	—	(21)
Interest rate derivatives	—	(2)	(2)	1	(3)
	$(8)	$(229)	$(112)	$107	$(242)

(1)Represents netting under master netting arrangements and a net cash collateral payable of $12 million and $87 million as of March 31, 2023 and December 31, 2022, respectively.
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

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2023:
Beginning balance	$(59)	$6
Changes included in earnings(1)	9	9
Changes in fair value recognized in OCI	(3)	—
Changes in fair value recognized in net regulatory assets	(98)	—
Settlements	1	—
Ending balance	$(150)	$15

2022:
Beginning balance	$(151)	$19
Changes included in earnings(1)	(56)	(6)
Changes in fair value recognized in OCI	5	—
Changes in fair value recognized in net regulatory assets	(60)	—
Settlements	23	—
Ending balance	$(239)	$13

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

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$51,150	$47,805	$51,635	$46,906

(9)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

In April 2023, PacifiCorp entered into build transfer agreements totaling $1.2 billion through 2025 for the construction of certain wind-powered generating facilities in Wyoming.

During the three-month period ended March 31, 2023, MidAmerican Energy entered into firm construction commitments totaling $183 million for the remainder of 2023 through 2024 related to the construction of wind-powered generating facilities in Iowa.

Fuel Contracts

During the three-month period ended March 31, 2023, PacifiCorp entered into certain coal supply and transportation agreements totaling $247 million through 2025.

Environmental Laws and Regulations

The Company is subject to federal, state, local and foreign laws and regulations regarding air quality, climate change, emissions performance standards, water quality, coal ash disposal, hazardous and other environmental matters that have the potential to impact the Company's current and future operations. The Company believes it is in material compliance with all applicable laws and regulations.

Lower Klamath Hydroelectric Project

In November 2022, the Federal Energy Regulatory Commission ("FERC") issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. Although PacifiCorp no longer owns the Lower Klamath Project, PacifiCorp will continue to operate the facilities under an operation and maintenance agreement with the KRRC until each facility is ready for removal. Removal of the Copco No. 2 facility is anticipated to begin in 2023, and removal of the remaining three dams (J.C. Boyle, Copco No. 1 and Iron Gate) is anticipated to begin in 2024. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million contingency fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete.

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

Wildfire Liability Overview

A provision for a loss contingency is recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

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

2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million.

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

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, which includes the status of litigation and recent settlements, PacifiCorp has accrued cumulative estimated probable losses associated with the 2020 Wildfires of $877 million through March 31, 2023. PacifiCorp's cumulative accrual includes estimates of losses for fire suppression costs, real and personal property damages, natural resource damages for certain areas and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is reasonably able to estimate at this time. For certain aspects of the 2020 Wildfires for which loss is considered probable, information necessary to reasonably estimate the potential losses, such as those related to certain areas of natural resource damages, is not currently available.

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

The following table presents changes in PacifiCorp's liability for estimated losses associated with the 2020 Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Beginning balance	$424	$252
Accrued losses	400	—
Ending balance	$824	$252

PacifiCorp's receivable for expected insurance recoveries associated with the probable losses was $287 million and $246 million, respectively, as of March 31, 2023 and December 31, 2022. During the three-month periods ended March 31, 2023 and 2022 PacifiCorp recognized probable losses net of expected insurance recoveries associated with the 2020 Wildfires of $359 million and $— million, respectively, and are recorded in operations and maintenance on the Consolidated Statements of Operations.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, on July 29, 2022, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California (the "2022 McKinney Fire") located in PacifiCorp's service territory. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities and consumed 60,000 acres. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service.

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

As of the date of this filing, multiple lawsuits have been filed in California on behalf of plaintiffs related to the 2022 McKinney Fire. The plaintiffs seek damages that include property damages, economic and noneconomic losses, punitive damages, exemplary damages, attorneys' fees and other damages but the amount of damages sought are not specified. Final determinations of liability, however, will only be made following the completion of comprehensive investigations and litigation processes.

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

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended March 31, 2023
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,349	$491	$848	$—	$—	$—	$—	$—	$2,688
Retail gas	—	296	96	—	—	—	—	—	392
Wholesale	61	100	31	—	—	—	—	(1)	191
Transmission and distribution	38	14	18	281	—	165	—	—	516
Interstate pipeline	—	—	—	—	878	—	—	(56)	822
Other	32	—	—	—	2	—	—	—	34
Total Regulated	1,480	901	993	281	880	165	—	(57)	4,643
Nonregulated	—	3	1	45	266	40	305	—	660
Total Customer Revenue	1,480	904	994	326	1,146	205	305	(57)	5,303
Other revenue	4	16	5	28	27	—	88	—	168
Total	$1,484	$920	$999	$354	$1,173	$205	$393	$(57)	$5,471

	For the Three-Month Period Ended March 31, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,185	$472	$599	$—	$—	$—	$—	$—	$2,256
Retail gas	—	337	51	—	—	—	—	—	388
Wholesale	55	161	20	—	—	—	—	—	236
Transmission and distribution	32	15	17	269	—	176	—	—	509
Interstate pipeline	—	—	—	—	745	—	—	(41)	704
Other	20	—	1	—	1	—	—	—	22
Total Regulated	1,292	985	688	269	746	176	—	(41)	4,115
Nonregulated	—	2	—	15	278	7	302	—	604
Total Customer Revenue	1,292	987	688	284	1,024	183	302	(41)	4,719
Other revenue	5	18	5	31	11	—	34	—	104
Total	$1,297	$1,005	$693	$315	$1,035	$183	$336	$(41)	$4,823

(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2023	2022
Customer Revenue:
Brokerage	$799	$1,092
Franchise	12	20
Total Customer Revenue	811	1,112
Mortgage and other revenue	64	95
Total	$875	$1,207

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2023, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,786	$20,146	$22,932
BHE Transmission	490	—	490
Total	$3,276	$20,146	$23,422

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2021	$(318)	$(1,086)	$59	$5	$(1,340)
Other comprehensive income (loss)	15	(110)	77	—	(18)
Balance, March 31, 2022	$(303)	$(1,196)	$136	$5	$(1,358)

Balance, December 31, 2022	$(390)	$(1,896)	$135	$2	$(2,149)
Other comprehensive (loss) income	(4)	99	(55)	—	40
Balance, March 31, 2023	$(394)	$(1,797)	$80	$2	$(2,109)

(12)    Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, and BHE Transmission, whose business includes operations in Canada. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Effective January 1, 2023, the Company's unregulated retail energy services business was transferred to a subsidiary of BHE Renewables. Prior period amounts, which were previously reported in BHE and Other, have been changed to reflect this activity in BHE Renewables. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
PacifiCorp	$1,484	$1,297
MidAmerican Funding	920	1,005
NV Energy	999	693
Northern Powergrid	354	315
BHE Pipeline Group	1,173	1,035
BHE Transmission	205	183
BHE Renewables	393	336
HomeServices	875	1,207
BHE and Other(1)	(57)	(41)
Total operating revenue	$6,346	$6,030

Depreciation and amortization:
PacifiCorp	$279	$280
MidAmerican Funding	234	250
NV Energy	152	140
Northern Powergrid	85	80
BHE Pipeline Group	172	131
BHE Transmission	61	58
BHE Renewables	66	66
HomeServices	13	15
BHE and Other(1)	1	2
Total depreciation and amortization	$1,063	$1,022

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating income:
PacifiCorp	$(167)	$216
MidAmerican Funding	88	100
NV Energy	57	62
Northern Powergrid	146	159
BHE Pipeline Group	584	538
BHE Transmission	88	83
BHE Renewables	(69)	54
HomeServices	(45)	28
BHE and Other(1)	(15)	(4)
Total operating income	667	1,236
Interest expense	(586)	(532)
Capitalized interest	24	17
Allowance for equity funds	49	38
Interest and dividend income	86	23
Gains (losses) on marketable securities, net	699	(1,257)
Other, net	40	5
Total income (loss) before income tax expense (benefit) and equity income (loss)	$979	$(470)

Interest expense:
PacifiCorp	$124	$106
MidAmerican Funding	84	82
NV Energy	63	51
Northern Powergrid	30	32
BHE Pipeline Group	39	37
BHE Transmission	37	38
BHE Renewables	45	42
HomeServices	4	1
BHE and Other(1)	160	143
Total interest expense	$586	$532

Earnings (loss) on common shares:
PacifiCorp	$(120)	$130
MidAmerican Funding	249	241
NV Energy	34	29
Northern Powergrid	11	111
BHE Pipeline Group	369	322
BHE Transmission	64	62
BHE Renewables	79	145
HomeServices	(34)	21
BHE and Other(1)	329	(1,206)
Total earnings (loss) on common shares	$981	$(145)

	As of
	March 31,	December 31,
	2023	2022
Assets:
PacifiCorp	$30,268	$30,559
MidAmerican Funding	25,899	26,077
NV Energy	17,210	16,676
Northern Powergrid	9,216	9,005
BHE Pipeline Group	20,931	21,005
BHE Transmission	9,380	9,334
BHE Renewables	11,693	12,632
HomeServices	3,625	3,436
BHE and Other(1)	6,232	5,116
Total assets	$134,454	$133,840

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue by country:
U.S.	$5,815	$5,534
United Kingdom	333	315
Canada	177	181
Australia	21	—
Total operating revenue by country	$6,346	$6,030

Income (loss) before income tax expense (benefit) and equity income (loss) by country:
U.S.	$819	$(654)
United Kingdom	113	139
Canada	43	46
Australia	5	—
Other	(1)	(1)
Total income (loss) before income tax expense (benefit) and equity income (loss) by country	$979	$(470)

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2023 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2022	$1,129	$2,102	$2,369	$917	$1,814	$1,461	$95	$1,602	$11,489
Foreign currency translation	—	—	—	13	—	1	—	—	14
March 31, 2023	$1,129	$2,102	$2,369	$930	$1,814	$1,462	$95	$1,602	$11,503

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

BHE is a holding company that owns a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway. As of May 4, 2023, Berkshire Hathaway and family members and related or affiliated entities of the late Mr. Walter Scott, Jr., a former member of BHE's Board of Directors, owned 92% and 8%, respectively, of BHE's voting common stock.

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies in the U.S., one of which owns a LNG export, import and storage facility, an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, one of the largest residential real estate brokerage firms in the U.S. and one of the largest residential real estate brokerage franchise networks in the U.S. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations. Effective January 1, 2023, the Company's unregulated retail energy services business was transferred to a subsidiary of BHE Renewables. Prior period amounts, which were previously reported in BHE and Other, have been changed to reflect this activity in BHE Renewables.

Results of Operations for the First Quarter of 2023 and 2022

Overview

Operating revenue and earnings (loss) on common shares for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2023	2022	Change
Operating revenue:
PacifiCorp	$1,484	$1,297	$187	14%
MidAmerican Funding	920	1,005	(85)	(8)
NV Energy	999	693	306	44
Northern Powergrid	354	315	39	12
BHE Pipeline Group	1,173	1,035	138	13
BHE Transmission	205	183	22	12
BHE Renewables	393	336	57	17
HomeServices	875	1,207	(332)	(28)
BHE and Other	(57)	(41)	(16)	39
Total operating revenue	$6,346	$6,030	$316	5%

Earnings (loss) on common shares:
PacifiCorp	$(120)	$130	$(250)	*
MidAmerican Funding	249	241	8	3
NV Energy	34	29	5	17
Northern Powergrid	11	111	(100)	(90)
BHE Pipeline Group	369	322	47	15
BHE Transmission	64	62	2	3
BHE Renewables(1)	79	145	(66)	(46)
HomeServices	(34)	21	(55)	*
BHE and Other	329	(1,206)	1,535	*
Total earnings (loss) on common shares	$981	$(145)	$1,126	*

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares increased $1,126 million for the first quarter of 2023 compared to 2022. Included in these results was a pre-tax gain in the first quarter of 2023 of $717 million ($567 million after-tax) compared to a pre-tax loss in the first quarter of 2022 of $1,247 million ($985 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first quarter of 2023 was $414 million, a decrease of $426 million, or 51%, compared to adjusted earnings on common shares for the first quarter of 2022 of $840 million.

The increase in earnings on common shares for the first quarter of 2023 compared to 2022 were primarily due to the following:
•The Utilities' earnings decreased $237 million for the first quarter of 2023 compared to 2022, primarily from higher operations and maintenance expense, largely due to an increase in loss accruals, net of expected insurance recoveries, associated with the 2020 Wildfires. The higher operations and maintenance expense was partially offset by favorable electric utility margin, higher allowances for equity and borrowed funds used during construction, increases in the cash surrender value of corporate-owned life insurance policies and a favorable income tax benefit from valuation allowance changes on state net operating loss carryforwards. Electric retail customer volumes increased 2.6% for the first quarter of 2023 compared to 2022, driven by higher customer usage and an increase in the average number of customers;

•Northern Powergrid's earnings decreased $100 million for the first quarter of 2023 compared to 2022, primarily due to a deferred income tax charge of $82 million recognized in March 2023 related to the enactment of a new Energy Profits Levy income tax. Units distributed declined 4.8% due to the unfavorable impact of weather and lower customer usage;
•BHE Pipeline Group's earnings increased $47 million for the first quarter of 2023 compared to 2022, largely due to a favorable general rate case settlement at EGTS in 2022 and the impacts of a general rate case, with interim rates effective January 1, 2023, subject to refund, at Northern Natural Gas;
•BHE Renewables' earnings decreased $66 million for the first quarter of 2023 compared to 2022, primarily due to unfavorable changes in unrealized positions on derivative contracts due to lower forward electricity price curves;
•HomeServices' earnings decreased $55 million for the first quarter of 2023 compared to 2022, primarily due to lower earnings from brokerage and settlement services and from mortgage services, reflecting the impact of rising interest rates and a corresponding decline in home sales; and
•BHE and Other's earnings increased $1,535 million for the first quarter of 2023 compared to 2022, primarily due to the $1,552 million favorable comparative change related to the Company's investment in BYD Company Limited.

Reportable Segment Results

PacifiCorp

Operating revenue increased $187 million for the first quarter of 2023 compared to 2022, primarily due to higher retail revenue of $159 million and higher wholesale and other revenue of $28 million, primarily from higher average wholesale market prices, partially offset by lower wholesale volumes. Retail revenue increased primarily due to price impacts of $107 million from higher average retail rates largely due to tariff changes and product mix and $52 million from higher volumes. Retail customer volumes increased 3.3%, primarily due to the favorable impact of weather, higher customer usage and an increase in the average number of customers.

Earnings decreased $250 million for the first quarter of 2023 compared to 2022, primarily due to higher operations and maintenance expense of $428 million, partially offset by higher utility margin of $38 million, higher allowances for equity and borrowed funds used during construction of $21 million and a favorable income tax benefit from valuation allowance changes on state net operating loss carryforwards. Operations and maintenance expense was unfavorable primarily due to an increase in loss accruals, net of expected insurance recoveries, associated with the 2020 Wildfires of $359 million, higher wildfire mitigation and vegetation management costs, and higher general and plant maintenance costs. Utility margin increased primarily due to higher retail rates and volumes, favorable deferred net power costs and higher average wholesale market prices, partially offset by higher purchased power and thermal generation costs and lower wholesale volumes.

MidAmerican Funding

Operating revenue decreased $85 million for the first quarter of 2023 compared to 2022, primarily due to lower natural gas operating revenue of $70 million and lower electric operating revenue of $17 million. Natural gas operating revenue decreased primarily due to a lower average per-unit cost of natural gas sold resulting in lower purchased gas adjustment recoveries of $61 million (fully offset in cost of sales) and the unfavorable impact of weather of $5 million. Electric operating revenue decreased due to lower wholesale and other revenue of $33 million, partially offset by higher retail revenue of $16 million. Electric wholesale and other revenue decreased mainly due to lower wholesale volumes of $22 million and lower average wholesale per-unit prices of $13 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $14 million (largely offset in expense, primarily cost of sales). Electric retail customer volumes increased 1.0%, primarily due to higher customer usage, partially offset by the unfavorable impact of weather.

Earnings increased $8 million for the first quarter of 2023 compared to 2022, primarily due to lower depreciation and amortization expense of $17 million, a one-time gain on the sale of an investment of $13 million and favorable changes in the cash surrender value of corporate-owned life insurance policies of $12 million, partially offset by higher operations and maintenance expense of $13 million, lower natural gas utility margin of $8 million and lower electric utility margin of $7 million. Depreciation and amortization expense decreased primarily from the impacts of certain regulatory mechanisms, partially offset by additional assets placed in-service. Operations and maintenance expense increased due to higher general and plant maintenance costs and unfavorable property insurance costs. Natural gas utility margin decreased primarily due to the unfavorable impact of weather. Electric utility margin decreased primarily due to lower wholesale revenue, partially offset by higher retail revenue and lower purchased power costs.

NV Energy

Operating revenue increased $306 million for the first quarter of 2023 compared to 2022, primarily due to higher electric operating revenue of $260 million and higher natural gas operating revenue of $44 million from a higher average per-unit cost of natural gas sold (fully offset in cost of sales). Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $229 million, higher customer volumes of $8 million, increased base tariff general rates of $8 million at Sierra Pacific and favorable transmission and wholesale revenue of $7 million. Electric retail customer volumes increased 2.9%, primarily due to the favorable impact of weather and an increase in the average number of customers.

Earnings increased $5 million for the first quarter of 2023 compared to 2022, primarily due to higher electric utility margin of $31 million and favorable interest and dividend income of $16 million, mainly from carrying charges on higher deferred energy balances, partially offset by higher operations and maintenance expenses of $24 million, unfavorable depreciation and amortization expense of $13 million and increased interest expense of $12 million due to higher outstanding long-term debt balances. Electric utility margin increased primarily due to higher electric retail customer volumes, increased base tariff general rates at Sierra Pacific and higher transmission and wholesale revenue. Operations and maintenance expense increased primarily due to higher general and plant maintenance costs and higher customer service operations costs. Depreciation and amortization expense increased primarily due to additional assets placed in-service.

Northern Powergrid

Operating revenue increased $39 million for the first quarter of 2023 compared to 2022, primarily due to higher distribution revenue of $41 million and higher revenue at CE Gas of $29 million, partially offset by $37 million from the stronger U.S. dollar. Distribution revenue increased primarily due to the recovery of Supplier of Last Resort payments of $43 million (fully offset in cost of sales) and higher tariff rates of $10 million. Also impacting distribution revenue was a 4.8% decline in units distributed, largely due to the unfavorable impact of weather and lower customer usage, of $11 million. CE Gas revenue increased from a gas project that commenced commercial operation in March 2022 and a solar project that commenced commercial operation in July 2022.

Earnings decreased $100 million for the first quarter of 2023 compared to 2022, primarily due to a deferred income tax charge of $82 million recognized in March 2023 related to the enactment of a new Energy Profits Levy income tax. Earnings were also impacted by unfavorable distribution-related operating and depreciation expenses of $11 million and increased non-service benefit plan costs of $10 million, partially offset by favorable operating performance at CE Gas of $8 million from the gas and solar projects that commenced commercial operations in 2022.

BHE Pipeline Group

Operating revenue increased $138 million for the first quarter of 2023 compared to 2022, primarily due to higher operating revenue of $71 million at Northern Natural Gas and $55 million at BHE GT&S. The increase in operating revenue at Northern Natural Gas was largely due to the impacts of a general rate case, with interim rates effective January 1, 2023, subject to refund, of $63 million and higher transportation revenue of $34 million from higher rates in the Field Area, partially offset by lower gas sales of $25 million (largely offset in cost of sales) from system balancing activities. The increase in operating revenue at BHE GT&S was primarily due to an increase in regulated gas transportation and storage services rates due to the settlement of EGTS' general rate case of $42 million, higher LNG revenue of $16 million at Cove Point, and an increase in variable revenue related to park and loan activity of $10 million at EGTS, partially offset by lower non-regulated revenue of $22 million (largely offset in cost of sales) from lower volumes and unfavorable commodity prices.

Earnings increased $47 million for the first quarter of 2023 compared to 2022, largely due to higher earnings at Northern Natural Gas of $28 million and higher earnings at BHE GT&S of $14 million. The increase at Northern Natural Gas is due to the impacts of a general rate case of $16 million and higher transportation revenue in the Field Area, partially offset by higher operations and maintenance expense. The increase at BHE GT&S is due to a favorable general rate case settlement at EGTS in 2022 and higher equity earnings at Iroquois Gas Transmission System, partially offset by higher operations and maintenance expense and increased cost of gas from the unfavorable revaluation of volumes retained, due to lower natural gas prices.

BHE Transmission

Operating revenue increased $22 million for the first quarter of 2023 compared to 2022, primarily due to $26 million of incremental revenue from non-regulated wind-powered generating facilities acquired in November 2022 and higher other non-regulated revenue at BHE Canada, partially offset by $12 million from the stronger U.S. dollar.

Earnings increased $2 million for the first quarter of 2023 compared to 2022, primarily due to $6 million of incremental earnings at non-regulated wind-powered generating facilities acquired in November 2022, partially offset by $3 million from the stronger U.S. dollar.

BHE Renewables

Operating revenue increased $57 million for the first quarter of 2023 compared to 2022, primarily due to higher wind revenues of $60 million, largely due to favorable changes in the valuation of certain derivative contracts, and higher natural gas and electric retail energy services revenue of $23 million, partially offset by lower solar revenues of $20 million from lower generation due to weather events in California. Natural gas and electric retail energy services revenue increased due to higher electric volumes and favorable natural gas and electric pricing, partially offset by lower natural gas volumes.

Earnings decreased $66 million for the first quarter of 2023 compared to 2022, primarily due to lower earnings of $79 million from the retail energy services business, largely due to unfavorable changes in unrealized positions on derivative contracts caused by lower forward electricity price curves, lower natural gas and geothermal earnings of $40 million, primarily due to maintenance outages, and lower solar earnings of $18 million from lower generation due to weather events in California. These items were partially offset by higher wind earnings of $74 million, largely due to favorable changes in the valuation of certain derivative contracts and higher earnings from tax equity investments of $28 million due to lower equity losses and higher production tax credits.

HomeServices

Operating revenue decreased $332 million for the first quarter of 2023 compared to 2022, primarily due to lower brokerage and settlement services revenue of $293 million and lower mortgage revenue of $34 million. The decrease in brokerage and settlement services revenue resulted from a 29% decrease in closed transaction volume due to rising interest rates and a corresponding decline in home sales. The lower mortgage revenue was due to a 41% decrease in funded volume, primarily due to rising interest rates.

Earnings decreased $55 million for the first quarter of 2023 compared to 2022, primarily due to lower earnings from brokerage and settlement services of $38 million and mortgage services of $12 million, largely from the decrease in funded volumes from rising interest rates. Earnings at brokerage and settlement services declined due to the decrease in closed transaction volume, partially offset by favorable operating expenses primarily due to lower compensation costs.

BHE and Other

Operating revenue decreased $16 million for the first quarter of 2023 compared to 2022, due to higher intersegment eliminations.

Earnings increased $1,535 million for the first quarter of 2023 compared to 2022, primarily due to the $1,552 million favorable comparative change related to the Company's investment in BYD Company Limited, favorable changes in the cash surrender value of corporate-owned life insurance policies of $14 million and $8 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain insurance subsidiaries of Berkshire Hathaway. These items were partially offset by higher BHE corporate interest expense from an April 2022 debt issuance and $17 million of lower federal income tax credits recognized on a consolidated basis.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2023, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$173	$19	$58	$21	$18	$64	$216	$394	$963

Credit facilities(1)	3,500	2,000	1,509	650	295	795	2,725	—	11,474
Less:
Short-term debt	(755)	—	—	(83)	(49)	(127)	(805)	—	(1,819)
Tax-exempt bond support and letters of credit	—	(249)	(363)	—	—	(1)	—	—	(613)
Net credit facilities	2,745	1,751	1,146	567	246	667	1,920	—	9,042

Total net liquidity	$2,918	$1,770	$1,204	$588	$264	$731	$2,136	$394	$10,005
Credit facilities:
Maturity dates	2025	2024, 2025	2023, 2025	2025	2025	2023, 2026, 2027	2023, 2024, 2026

(1)Includes $48 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022, were $1.1 billion and $2.2 billion, respectively. The decrease was primarily due to changes in working capital and regulatory assets and unfavorable operating results.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022, were $(1.8) billion and $(1.6) billion, respectively. The change was primarily due to higher purchases, net of proceeds from maturities, of U.S. Treasury Bills totaling $896 million and higher capital expenditures of $295 million, partially offset by higher proceeds from sales of marketable securities of $942 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2023, was $20 million. Sources of cash totaled $699 million and consisted of net proceeds from short-term debt. Uses of cash totaled $679 million and consisted mainly of repayments of BHE senior debt totaling $400 million, repayments of subsidiary debt totaling $136 million and distributions to noncontrolling interests of $126 million.

Net cash flows from financing activities for the three-month period ended March 31, 2022, was $(310) million. Sources of cash totaled $405 million and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $715 million and consisted mainly of repayments of subsidiary debt totaling $193 million, net repayments of short-term debt totaling $165 million and distributions to noncontrolling interests of $117 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023
Capital expenditures by business:
PacifiCorp	$374	$643	$3,662
MidAmerican Funding	459	382	2,324
NV Energy	272	437	1,751
Northern Powergrid	169	124	597
BHE Pipeline Group	205	169	1,431
BHE Transmission	47	43	191
BHE Renewables	19	29	269
HomeServices	12	11	46
BHE and Other(1)	(4)	10	12
Total	$1,553	$1,848	$10,283

Capital expenditures by type:
Wind generation	$153	$105	$2,172
Electric distribution	388	477	2,071
Electric transmission	261	291	2,063
Natural gas transmission and storage	103	65	1,097
Solar generation	51	40	236
Electric battery and pumped hydro storage	1	40	236
Other	596	830	2,408
Total	$1,553	$1,848	$10,283
(1)BHE and Other represents amounts related principally to other entities corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $75 million and $3 million for the three-month periods ended March 31, 2023 and 2022, respectively. The timing and amount of forecast wind generation capital expenditures may be substantially impacted by the ultimate outcome of MidAmerican Energy's Wind PRIME filing. Planned spending for the construction of additional wind-powered generating facilities totals $1,025 million for the remainder of 2023.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $5 million and $120 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for the repowering of wind-powered generating facilities totals $16 million for the remainder of 2023. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service.
◦Construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties at PacifiCorp totaling $14 million and $6 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for the construction of additional wind-powered generating facilities and those at acquired sites totals $807 million for the remainder of 2023.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $25 million for the three-month period ended March 31, 2022. Planned spending for the repower of wind-powered facilities totals $50 million for the remainder of 2023.

•Electric distribution includes both growth and operating expenditures. Growth expenditures include spending for new customer connections and enhancements to existing customer connections. Operating expenditures include spending for ongoing distribution systems infrastructure enhancements at the Utilities and Northern Powergrid, wildfire mitigation, storm damage restoration and repairs and investments in routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investments primarily reflect costs associated with Energy Gateway Transmission segments that are expected to be placed in-service in 2024 through 2028. Expenditures for these projects totaled $110 million and $96 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for these Energy Gateway Transmission segments totals $898 million for the remainder of 2023.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. The Nevada Utilities have received approval from the PUCN to build a 350-mile, 525-kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substation; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substation. Expenditures for the expansion program and other growth projects totaled $42 million and $30 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for the expansion program estimated to be placed in-service in 2026 through 2028 and other growth projects totals $88 million for the remainder of 2023.
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
•Solar generation includes growth expenditures, including spending for the following:
◦Construction of solar-powered generating facilities at PacifiCorp totaling 377 MWs of new generation and are expected to be placed in-service in 2026. Planned spending totals $12 million for the remainder of 2023.
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy, primarily consisting of 141 MWs of small- and utility-scale solar generation, all of which were placed in-service in 2022. For the three-month periods ended March 31, 2023 and 2022 solar generation spend totaled $9 million and $44 million, respectively. Planned spending totals $1 million for the remainder of 2023.
◦Construction of a solar-powered generating facility at Nevada Power totaling $31 million and $7 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending totals $175 million for the remainder of 2023. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Electric battery and pumped hydro storage includes growth expenditures, including spending for the following:
◦Construction at the Nevada Utilities of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that will be developed in Clark County, Nevada and a 220-MW grid-tied battery energy storage system that will be developed on the site of the retired Reid Gardner generating station in Clark County, Nevada, both with commercial operation expected by the end of 2023. Also, a 200-MW battery energy storage system that will be developed on the site of the Valmy generating station in Humboldt County, Nevada with commercial operation expected by the end of 2025. Total spending for the three-month period ended March 31, 2023, was $39 million with planned spending of $159 million for the remainder of 2023.

•Other includes both growth and operating expenditures, including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of March 31, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, and new regulatory matters occurring in 2023.

PacifiCorp

Utah

In May 2023, PacifiCorp filed its energy balancing account application to recover deferred net power costs from 2022. The filing requested a rate increase of $98 million, or 4.6%, effective on an interim basis July 1, 2023.

Oregon

In April 2023, PacifiCorp filed its transition adjustment mechanism requesting approval to update net power costs for 2024. The filing requested a rate increase of $164 million, or 9.5%, to become effective January 1, 2024.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024. The requested rate increase includes recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities.

In April 2023, PacifiCorp filed its energy cost adjustment and renewable energy credit and sulfur dioxide revenue credit mechanisms to recover deferred net power costs from 2022. The combined filing requested a rate increase of $49 million, or 7.4%, to become effective on an interim basis July 1, 2023.

Washington

In March 2023, PacifiCorp filed a general rate case requesting a two-year rate plan with a rate increase of $27 million, or 6.6%, to become effective March 1, 2024, and a second rate increase of $28 million, or 6.5%, to become effective March 1, 2025. The requested rate increase includes recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities.

California

In May 2022, PacifiCorp filed a general rate case requesting an overall rate change of $28 million, or 25.7%, to become effective January 1, 2023. In November 2022, the CPUC granted the requested rate effective date and directed PacifiCorp to establish a memorandum account to track the change in rates beginning January 1, 2023, until the new rates become effective upon the issuance of a decision in late 2023. PacifiCorp filed rebuttal testimony in February 2023 with a slight adjustment of an overall rate increase of $27 million, or 25.0%. Also in February 2023, the CPUC issued a ruling requesting additional information on PacifiCorp's wildfire and risk analyses and requested additional information regarding wildfire memorandum accounts. In March 2023, the CPUC split the general rate case into two tracks. The first track addresses the general rate case with an expected decision from the CPUC in late 2023, and the second track addresses the wildfire memorandum accounts with an expected decision in early 2024.

MidAmerican Energy

South Dakota

In May 2022, MidAmerican Energy filed a request with the South Dakota Public Utilities Commission ("SDPUC") for a $7 million, or 6.4%, annual increase in South Dakota retail natural gas rates. In March 2023, MidAmerican Energy filed a settlement agreement between all parties allowing a total increase of $6 million, or 5.5%, annual increase in South Dakota retail natural gas rates, upon completion of the capital investment phase-in adjustment clause. On March 31, 2023, the SDPUC issued an order approving the settlement agreement with final rates effective April 1, 2023.

Wind PRIME

In January 2022, MidAmerican Energy filed an application with the IUB for advance ratemaking principles for Wind PRIME. If approved, MidAmerican Energy expects to proceed with Wind PRIME, which consists of up to 2,042 MWs of new wind generation and up to 50 MWs of solar generation. If all Wind PRIME generation is constructed, MidAmerican Energy will own over 9,300 MWs of wind generation and nearly 200 MWs of solar generation. Wind PRIME is projected to allow MidAmerican Energy to generate renewable energy greater than or equal to all of its Iowa retail customers' annual energy needs. MidAmerican Energy expects to be eligible for 100% PTCs under current tax law for the Wind PRIME projects. In December 2022, MidAmerican Energy, the Iowa Office of Consumer Advocate and the Iowa Business Energy Coalition filed a non-unanimous settlement with the IUB that includes a rate of return of 11.0%. The settlement would benefit customers by providing an immediate rate decrease through lower retail fuel costs and future rate increase mitigation through accelerated depreciation of generation assets. The IUB conducted a hearing on the application and proposed settlement during the week of February 20, 2023. On April 27, 2023, the IUB issued its final order regarding the application. The IUB found that MidAmerican Energy met the statutory requisites for a grant of advance ratemaking principles and granted the application, but rejected the settlement and proposed its own principles for the project. MidAmerican Energy is reviewing the order and assessing options for rejection or motion to reconsider. MidAmerican Energy must either accept or reject the order, or file a motion for reconsideration within 20 days and no later than May 17, 2023.

Iowa Transmission Legislation

In June 2020, Iowa enacted legislation that grants incumbent electric transmission owners the right to construct, own and maintain electric transmission lines that have been approved for construction in a federally registered planning authority's transmission plan and that connect to the incumbent electric transmission owner's facility. Also known as the Right of First Refusal, the law provides MidAmerican Energy, as an incumbent electric transmission owner, the legal right to construct, own and maintain transmission lines in MidAmerican Energy's service territory that have been approved by the MISO (or another federally registered planning authority) and are eligible to receive regional cost allocation. To exercise the legal right, MidAmerican Energy must notify the IUB within 90 days of any such approval for the construction of eligible electric transmission lines that it intends to construct, own and maintain. The law still requires an incumbent electric transmission owner to obtain a state franchise from the IUB to construct, erect, maintain or operate an electric transmission line and, upon issuance of a franchise, the incumbent electric transmission owner must provide the IUB an estimate of the cost to construct the eligible electric transmission line and, until the construction is complete, a quarterly report updating the estimated cost to construct the eligible electric transmission line. In October 2020, national transmission interests filed a lawsuit that challenged the law on state constitutional grounds. The suit argues that the law was enacted in violation of the "single-subject" provision of Iowa's state constitution because it was "log-rolled" into a late session appropriations bill and violates the equal protection provision of the Iowa constitution. The State of Iowa defended the law, and MidAmerican Energy and ITC Midwest both intervened and defended the law as well. The Iowa district court dismissed the lawsuit in March 2021 for lack of standing, and the national transmission interests appealed. In June 2022, the Iowa Court of Appeals upheld the district court's decision, after which the national transmission interests asked the Iowa Supreme Court to reconsider. In November 2022, the Iowa Supreme Court granted the motion to reconsider. On March 24, 2023, the Iowa Supreme Court issued an opinion that reversed the lower courts, held the national transmission interests had standing, and remanded the case to the district court to consider the state constitutional claims on their merits. The opinion also imposed a temporary injunction that stayed enforcement of the law pending a decision on the merits. On April 7, 2023, the State of Iowa, acting individually, and MidAmerican Energy and ITC Midwest, acting jointly, filed petitions for rehearing with the Iowa Supreme Court. On April 19, 2023, the national transmission interests filed a reply that (1) expressed its opposition to the petitions for rehearing, (2) asked the Iowa Supreme Court to hold that the injunction specifically applied to and precluded advancement of MidAmerican Energy's Long Range Transmission Projects ("LRTP") Tranche 1 projects, and (3) asked the Iowa Supreme Court to retain the matter and rule on the constitutional claims on the merits without further briefing or argument. On April 26, 2023, the Iowa Supreme Court issued an order that denied the petitions for rehearing without comment and made minor, non-substantive changes to the decision, with no changes to the injunction. No earlier than May 18, 2023, the Iowa Supreme Court will remand the case to the district court for further proceedings on the merits. To this point, MISO has taken no action to reverse or disrupt its approval of MidAmerican Energy's LRTP Tranche 1 projects. This matter only potentially affects the manner in which MidAmerican Energy would secure the right to construct transmission lines that are eligible for regional cost allocation and are otherwise subject to competitive bidding under the MISO tariff; it does not negatively affect or implicate MidAmerican Energy's ongoing rights to construct any other transmission lines, including lines required to serve new or expanded retail load, connect new generators or meet reliability criteria.

NV Energy (Nevada Power and Sierra Pacific)

Merger Application

In March 2022, the Nevada Utilities filed a joint application with the PUCN for authorization to merge Sierra Pacific with and into Nevada Power, with Nevada Power being the surviving entity. If approved by the PUCN as filed, Nevada Power will have two distinct electric service territories in northern and southern Nevada each with their own rates and one natural gas service territory in the Reno and Sparks area. In October 2022, all parties to the proceedings relating to the joint application entered into a Stipulation to delay the procedural schedule. The Nevada Utilities made a supplemental filing on December 30, 2022. In March 2023, the proceedings relating to the joint application were postponed to May 2023. In April 2023, the Nevada Utilities filed a notice with the PUCN requesting to withdraw the joint application to merge into a single corporate entity and vacate the current procedural schedule, and executed a termination of the related merger agreement.

Transportation Electrification Plan ("TEP")

In September 2022, the Nevada Utilities filed an amendment to the 2021 Joint IRP for the approval of a Distributed Resource Plan amendment to implement the state's first TEP pursuant to Section 51 of SB 448 and approve proposed tariffs and schedules to implement the TEP. The 2022 TEP outlines programs, investments and incentives to accelerate transportation electrification across Nevada. The Nevada Utilities proposed a budget of $348 million, which represents the maximum cost over the depreciable life of the TEP's programs and assets, to deploy the TEP in 2023 through 2024. In March 2023, the PUCN issued an order approving certain programs in the TEP, authorizing a lower program budget of $70 million and ordering specific caps on the program management and contingency budget amounts. The unapproved programs have been deferred for approval in future TEP filings. The PUCN also granted regulatory asset treatment of the approved program costs. In April 2023, interveners filed a petition for reconsideration of the PUCN's March 2023 Order.

Northern Powergrid Distribution Companies

Ofgem has completed the price control review that resulted in a new price control effective April 1, 2023. The license modifications that give effect to the price control were published by Ofgem on February 3, 2023 and were subject to appeal to the Competition and Markets Authority ("CMA") if an appeal was filed by March 3, 2023. On March 2, 2023, Northern Powergrid sought permission from the CMA to appeal against the license modifications that give effect to the RIIO-ED2 price control. The appeal relates to two specific areas:
•Ofgem's misallocation of allowances that is inconsistent with efficient costs; and
•Ofgem's approach to determine rewards for the Business Plan Incentive.
The permission for the appeal was granted by the CMA and the appeal is expected to conclude in the fourth quarter of 2023 in accordance with the timetable required of the CMA. The outcome of this appeal may increase the revenue available to the Company if the CMA amends the price control determination.

BHE Pipeline Group

BHE GT&S

In September 2021, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transmission rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund. In September 2022, a settlement agreement was filed with the FERC, which provided for increased service rates and decreased depreciation rates. Under the terms of the settlement agreement, EGTS' rates result in an increase to annual firm transmission and storage services revenues of approximately $160 million and a decrease in annual depreciation expense of approximately $30 million, compared to the rates in effect prior to April 1, 2022. EGTS' provision for rate refund for April 2022 through February 2023, including accrued interest, totaled $91 million. In November 2022, the FERC approved the settlement agreement and the rate refunds to customers were processed in late February 2023.

Northern Natural Gas

In July 2022, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.3 billion. This is an increase of $323 million above the cost of service filed in its 2019 rate case of $1.0 billion. Depreciation on increased rate base and an increase in depreciation and negative salvage rates account for $115 million of the $323 million increase in the filed cost of service. Northern Natural Gas has requested increases in various rates, including transportation and storage reservation rates. In January 2023, the FERC approved Northern Natural Gas filing to implement its interim rates effective January 1, 2023, subject to refund and the outcome of hearing procedures. Procedural hearings are scheduled to begin June 14, 2023.

BHE Transmission

AltaLink

2024-2025 General Tariff Application

In April 2023, AltaLink filed its 2024-2025 GTA with the AUC with total total transmission tariffs of C$902.3 million and C$908.6 million for 2024 and 2025, respectively, which extends AltaLink's previous five-year commitment to maintain its tariff at or below C$904 million from 2019 to 2023 for another year. The application also requests the approval to reinstate C$98.9 million cost of removal to rate base which was not previously approved, based on additional information filed.

Generic Cost of Capital Proceeding

In January 2022, the AUC initiated the generic cost of capital proceeding. The proceeding will be conducted in two stages. The first stage will determine the cost of capital parameters for 2023 and the second stage will consider returning to a formula-based approach to establish cost of capital adjustments, commencing in 2024. In March 2022, the AUC issued its decision with respect to the first stage of the GCOC proceeding by approving the extension of the 2022 return on equity of 8.5% and deemed equity ratio of 37% for 2023, recognizing lingering uncertainty and continued volatility of financial markets due to the COVID-19 pandemic. In June 2022, the AUC initiated the second stage to explore a formula-based approach to determine the return on equity for 2024 and future test periods.

In February 2023, AltaLink and other stakeholders filed evidence. AltaLink filed expert evidence recommending a 10.3% return on equity, on a recommended equity ratio of 40%. Other utilities filed similar recommendations. The Consumers' Coalition of Alberta, the Utilities Consumer Advocate and the Industrial Power Consumers Association of Alberta recommended returns on equity ranging from 6.75% to 7.7% and equity ratios ranging from 35% to 37%. AltaLink's expert witness, as well as all other utility experts, submitted that they are generally not in favor of implementing a formulaic adjustment mechanism for allowed return on equity due to the challenges in maintaining the Fair Return Standard through formulaic adjustments. The interveners are generally in favor of a formula. The AUC expects to conclude the second stage of the GCOC proceeding in the third quarter of 2023.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air quality, climate change, emissions performance standards, water quality, coal ash disposal and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, and new environmental matters occurring in 2023.

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

Mercury and Air Toxics Standards

In March 2011, the EPA proposed a rule that requires coal-fueled generating facilities to reduce mercury emissions and other hazardous air pollutants through the establishment of "Maximum Achievable Control Technology" standards. The final MATS became effective on April 16, 2012, and required that new and existing coal-fueled generating facilities achieve emission standards for mercury, acid gases and other non-mercury hazardous air pollutants. Existing sources were required to comply with the new standards by April 16, 2015, with the potential for individual sources to obtain an extension of up to one additional year, at the discretion of the Title V permitting authority, to complete installation of controls or for transmission system reliability reasons. The relevant Registrants have completed emission reduction projects and unit retirements to comply with the final rule's standards for acid gases and non-mercury metallic hazardous air pollutants.

Numerous lawsuits have been filed in the D.C. Circuit challenging the MATS. In April 2014, the D.C. Circuit upheld the MATS requirements. In November 2014, the U.S. Supreme Court agreed to hear the MATS appeal on the limited issue of whether the EPA unreasonably refused to consider costs in determining whether it is appropriate to regulate hazardous air pollutants emitted by electric utilities. In June 2015, the U.S. Supreme Court reversed and remanded the MATS rule, finding that the EPA had acted unreasonably when it deemed cost irrelevant to the decision to regulate generating facilities, and that cost, including costs of compliance, must be considered before deciding whether regulation is necessary and appropriate. In December 2018, the EPA issued a proposed revised supplemental cost finding for the MATS, as well as the required risk and technology review under Clean Air Act Section 112. The EPA proposed to determine that it is not appropriate and necessary to regulate hazardous air pollutant emissions from generating facilities under Section 112; however, the EPA proposed to retain the emission standards and other requirements of the MATS rule, because the EPA did not propose to remove coal- and oil-fueled generating facilities from the list of sources regulated under Section 112. In May 2020, the EPA published its decision to repeal the appropriate and necessary findings in the MATS rule and retain the overall emission standards. The rule took effect in July 2020. A number of petitions for review were filed in the D.C. Circuit by parties challenging and supporting the EPA's decision to rescind the appropriate and necessary finding, which were stayed pending the EPA's plans to revisit the finding. On January 31, 2022, the EPA proposed several actions relating to the MATS. The EPA proposed to restore the appropriate and necessary finding to regulate generating facilities under Clean Air Act Section 112. The EPA finalized its restoration of the MATS appropriate and necessary finding in February 2023.

On April 5, 2023, the EPA released a proposal to revise several aspects of the MATS rule following the agency's review of the 2020 Residual Risk and Technology Review. The EPA proposes two specific standard changes - one applicable to all covered units and one specific to the existing lignite subcategory. The EPA proposes a more stringent standard for emissions of filterable particulate matter, the surrogate standard for non-mercury metals for coal-fueled electric generating units. The EPA proposes to reduce the filterable particulate matter emission standard by two-thirds based on a demonstration that 91% of coal-based capacity, which has not been identified as retiring before the proposed compliance period, has an emission rate at or below the proposed limit. The EPA also proposes to require continuous emissions monitoring for filterable particulate matter to demonstrate compliance with the revised standard. Compliance would be due no later than three years after the effective date of a final rule and the EPA will accept comments on the proposal for 60 days following its publication in the Federal Register. The relevant Registrants are not included in the lignite subcategory. The relevant Registrants have identified that compliance can be achieved with existing controls. Until the EPA takes final action on the proposal, the full impacts of the rule cannot be determined.

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of NOx and SO2, precursors of ozone and particulate matter, from down-wind sources in the eastern U.S. to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. After numerous appeals, the CSAPR was promulgated to address interstate transport of SO2 and NOx emissions in 27 Eastern and Midwestern states. In March 2022, the EPA released its Good Neighbor Rule, which contains proposed revisions to the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. In March 2023, the EPA released the final Good Neighbor Rule. The electric generation sector remains the key industry regulated by the rule and will have access to emissions allowance trading beginning in summer 2023. The final rule shifted the maximum daily backstop rate for coal-fueled generating units, which drives the installation of new controls or curtailment, to take effect in 2030 instead of 2027. PacifiCorp's Hunter Units 1-3 and Huntington Units 1-2, which do not have SCR controls, are impacted by the rule. PacifiCorp's 2023 IRP selected the installation of non-SCR on the Hunter and Huntington Units by 2026 as part of the preferred portfolio. The level of NOx allowances for the Utah units remains similar to 2021 levels, with significant reductions for the coal units beginning in 2026. The daily limit, which takes effect in 2030, will further restrict operation of units without adequate controls. NV Energy's fossil-fueled units are also covered by the final rule. North Valmy Units 1 and 2, which do not have SCR, will require additional controls or reduced operations during the ozone season if operated beyond 2025. Nevada's regional haze SIP has an enforceable retirement date for North Valmy Units 1 and 2 of December 31, 2028, and NV Energy's IRP identified a December 31, 2025, retirement date for the units. The EPA's updated modeling suggests that Arizona, Iowa and Kansas may be significantly contributing to nonattainment in downwind states. The EPA intends to undertake additional assessment of its modeling for these states and will determine if it is necessary to address obligations for these states in future actions. The EPA also deferred final action for Wyoming, pending further review of updated air quality and contribution modeling and analysis. Additional notice and comment rulemaking, such as a supplemental rule, would be required to rescind Iowa's approved SIP and incorporate additional states into the program. The states of Utah and Wyoming challenged the EPA's denial and deferral, respectively, of their interstate ozone transport SIPs in the Tenth Circuit Court of Appeals. PacifiCorp also filed petitions with the court opposing the EPA's action in both states. At the time of filing, at least six other states have challenged the EPA's action to disapprove SIPs in different regional federal Courts of Appeal. Until additional rulemaking is completed and litigation is exhausted, the potential impacts to the relevant Registrants cannot be determined.

The EPA included additional sectors in the expanded CSAPR program. Relevant to the Registrants, this includes the pipeline transportation of natural gas. Requirements for that sector focus on emissions reductions from reciprocating internal combustion engines involved in the transport of natural gas and take effect in 2026. There is no access to allowance trading for the non-electric generation sectors. The EPA excluded emergency engines and engines that do not operate during the ozone season, included a facility-wide averaging plan and eased requirements for monitoring. Northern Natural Gas operates 18 affected units; BHE GT&S operates 157 affected units; and Kern River is not affected by the final rule.

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

In June 2019, the state of Utah incorporated a BART alternative into its SIP for regional haze planning period one. The BART alternative makes the shutdown of PacifiCorp's Carbon generating facility enforceable under the SIP and removes the requirement to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA approved the SIP revision with the BART alternative in October 2020. The EPA's actions also withdrew a prior FIP that required installation of SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. The EPA defended the SIP, and PacifiCorp and the state of Utah intervened in the litigation. Oral arguments in HEAL Utah v. EPA were held March 21, 2023. A final decision from the court is expected by fall 2023. The Utah Air Quality Board approved the Utah Division of Air Quality's SIP for the regional haze second planning period on June 6, 2022. The SIP sets mass-based NOx emissions limits and rate-based SO2 limits for PacifiCorp's Hunter and Huntington generating facilities to ensure reasonable visibility progress for the second planning period. The state submitted the SIP to the EPA in August 2022 and the EPA determined the submission was complete August 22, 2022. The EPA is required to make a determination on the Utah SIP by August 2023.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. The EPA's final action on the Wyoming SIP in 2014 approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls by 2019. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming and several environmental groups also filed an appeal of the EPA's final action. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The parties worked to mediate claims under the Wyoming regional haze requirements until the abatement on litigation was lifted in September 2022. Opening briefs were submitted in October 2022. In the litigation, PacifiCorp objects to the EPA's FIP requiring SCR on the Wyodak Unit. That requirement in the agency's plan remains stayed by the court. PacifiCorp has also intervened on behalf of the EPA against claims that Naughton Units 1 and 2 should have been subject to a SCR requirement. Oral argument will be held May 16, 2023. PacifiCorp has claimed the Naughton claims are moot but that a court ruling on the Wyodak claims is necessary to determine whether the EPA's federal plan complies with the Clean Air Act. Separately, on February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree, PacifiCorp must convert Jim Bridger Units 1 and 2 to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. The EPA and PacifiCorp executed an administrative order on consent June 9, 2022, covering compliance for Jim Bridger Units 1 and 2 under the regional haze rule. The federal order contains the same emission and operating limits as the Wyoming consent decree and adds federal approval of the compliance pathway outlined in the state consent decree, including revision of the SIP to include conversion of Jim Bridger Units 1 and 2 to natural gas. On December 30, 2022, the Wyoming Air Quality Division submitted the state-approved revised regional haze SIP requiring natural gas conversion of Jim Bridger Units 1 and 2 to the EPA for approval. The plan revision replaces a previous requirement for SCR at the units. The Wyoming Air Quality Division also issued an air permit for the natural gas conversion of Jim Bridger Units 1 and 2 on December 28, 2022. PacifiCorp submitted a notice of compliance to the EPA on March 9, 2023, to certify completion of the Jim Bridger administrative compliance order through completion of the requirements to comply with Wyoming's consent decree and revised SIP submission. PacifiCorp remains subject to the compliance terms of the Wyoming consent decree as it works to convert Jim Bridger Units 1 and 2 to natural gas. The EPA is in on-going discussions with Wyoming to finalize a determination on the SIP revisions, with a decision anticipated by fall 2023. Wyoming submitted a SIP for the second round of regional haze planning to the EPA in August 2022 and the EPA determined the submission was complete that same month. Wyoming determined that no additional controls are necessary on any Wyoming resources to make reasonable progress under the regional haze rules. The EPA is required to make a determination on the Wyoming SIP by August 2023.

The state of Colorado regional haze SIP requires SCR equipment at Craig Unit 2 and Hayden Units 1 and 2, in which PacifiCorp has ownership interests. Each of those regional haze compliance projects are in-service. In addition, in February 2015, the state of Colorado finalized an amendment to its regional haze SIP relating to Craig Unit 1, in which PacifiCorp has an ownership interest, to require the installation of SCR controls by 2021. In September 2016, the owners of Craig Units 1 and 2 reached an agreement with state and federal agencies and certain environmental groups that were parties to the previous settlement requiring SCR to retire Unit 1 by December 31, 2025, in lieu of SCR installation, or alternatively to remove the unit from coal-fueled service by August 31, 2021, with an option to convert the unit to natural gas by August 31, 2023, in lieu of SCR installation. The terms of the agreement were approved by the Colorado Air Quality Board in December 2016, incorporated into an amended Colorado regional haze SIP in 2017 and approved by the EPA in August 2018. PacifiCorp identified a December 31, 2025, retirement date for Craig Unit 1 in its 2023 IRP.

Nevada, Utah and Wyoming each submitted regional haze SIPs for the regional haze second planning period to the EPA in August 2022. The EPA has 18 months to approve or disapprove all or parts of the states' plans. On August 25, 2022, the EPA promulgated a finding of failure to submit a SIP for the regional haze second planning period for 15 states, including Iowa. The finding establishes a two-year deadline for the agency to promulgate FIPs to address the requirements, unless prior to promulgating a FIP, the state submits, and the agency approves, a SIP meeting the requirements. The finding says the agency intends to continue to work with states in developing approvable SIP submittals in a timely manner. The Iowa Department of Natural Resources continues to work with the EPA on development of its SIP. On February 13, 2023, Iowa issued a draft SIP and accepted comment on the draft plan through March 16, 2023. Iowa proposes to require operational improvements to existing control equipment at MidAmerican Energy's Louisa Generation Station and Walter Scott Jr. Energy Center - Unit 3. Iowa anticipates submitting a final plan to the EPA in summer 2023.

Water Quality Standards

In November 2015, the EPA published final effluent limitation guidelines and standards for the steam electric power generating sector which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residual leachate and non-chemical metal cleaning wastes. In November 2019, the EPA proposed updates to the 2015 rule, specifically addressing flue gas desulfurization wastewater and bottom ash transport water. The rule took effect in December 2020. The final rule changes the technology-basis for treatment of flue gas desulfurization wastewater and bottom ash transport water, revises the voluntary incentives program for flue gas desulfurization wastewater, and adds subcategories for high-flow units, low utilization units, and those that will transition away from coal combustion by 2028. While most of the issues raised by this rule are already being addressed through the CCR rule and are not expected to impose significant additional requirements, the Dave Johnston generating facility is impacted by the rule's bottom ash handling requirements at Units 1 and 2. The generating facility submitted notice to the Wyoming Department of Environmental Quality that it will either achieve a cessation of coal combustion at Units 1 and 2 by December 31, 2028, or install bottom ash transport treatment technology by December 31, 2025. On March 8, 2023, the EPA proposed additional changes to the effluent limitations guidelines to replace the 2020 rule and provide stricter limits for bottom ash transport water, flue gas desulfurization wastewater and coal combustion residual leachate. The relevant Registrants use a combination of zero discharge, enrollment in cessation-of-coal subcategory and dry bottom ash handling to manage the affected wastestreams. As a result, significant impacts are not anticipated. However, until the EPA takes final action on the proposal, the full impacts of the rule cannot be determined. The EPA will accept public comments through May 30, 2023, and intends to finalize a rule by spring 2024.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2022.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2023, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
May 5, 2023

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$19	$641
Trade receivables, net	780	825
Other receivables, net	112	72
Inventories	491	474
Derivative contracts	114	184
Regulatory assets	302	275
Other current assets	215	213
Total current assets	2,033	2,684

Property, plant and equipment, net	24,695	24,430
Regulatory assets	1,684	1,605
Other assets	707	686

Total assets	$29,119	$29,405

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$900	$1,049
Accrued interest	143	128
Accrued property, income and other taxes	92	67
Accrued employee expenses	97	86
Current portion of long-term debt	440	449
Regulatory liabilities	97	96
Other current liabilities	389	271
Total current liabilities	2,158	2,146

Long-term debt	9,218	9,217
Regulatory liabilities	2,690	2,843
Deferred income taxes	3,097	3,152
Other long-term liabilities	1,635	1,306
Total liabilities	18,798	18,664

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,849	6,269
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	10,321	10,741

Total liabilities and shareholders' equity	$29,119	$29,405
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Operating revenue	$1,484	$1,297

Operating expenses:
Cost of fuel and energy	614	465
Operations and maintenance	705	277
Depreciation and amortization	279	280
Property and other taxes	53	59
Total operating expenses	1,651	1,081

Operating (loss) income	(167)	216

Other income (expense):
Interest expense	(124)	(106)
Allowance for borrowed funds	13	6
Allowance for equity funds	27	13
Interest and dividend income	19	7
Other, net	2	(4)
Total other income (expense)	(63)	(84)

(Loss) income before income tax expense (benefit)	(230)	132
Income tax expense (benefit)	(110)	2
Net (loss) income	$(120)	$130

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2021	$2	$—	$4,479	$5,449	$(17)	$9,913
Net income	—	—	—	130	—	130
Other comprehensive income	—	—	—	—	1	1
Balance, March 31, 2022	$2	$—	$4,479	$5,579	$(16)	$10,044

Balance, December 31, 2022	$2	$—	$4,479	$6,269	$(9)	$10,741
Net loss	—	—	—	(120)	—	(120)
Common stock dividends declared	—	—	—	(300)	—	(300)
Balance, March 31, 2023	$2	$—	$4,479	$5,849	$(9)	$10,321

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(120)	$130
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	279	280
Allowance for equity funds	(27)	(13)
Net power cost deferrals	(136)	(14)
Amortization of net power cost deferrals	36	11
Other changes in regulatory assets and liabilities	(6)	(6)
Deferred income taxes and amortization of investment tax credits	(75)	19
Other, net	(2)	4
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	37	59
Inventories	(17)	(5)
Derivative collateral, net	(78)	22
Accrued property, income and other taxes, net	(11)	15
Accounts payable and other liabilities	459	35
Net cash flows from operating activities	339	537

Cash flows from investing activities:
Capital expenditures	(643)	(374)
Other, net	(1)	3
Net cash flows from investing activities	(644)	(371)

Cash flows from financing activities:
Repayments of long-term debt	(9)	(9)
Dividends paid	(300)	—
Other, net	(2)	(2)
Net cash flows from financing activities	(311)	(11)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(616)	155
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	674	186
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$58	$341

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The Consolidated Statements of Comprehensive Income have been omitted as net income materially equals comprehensive income for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023, other than the updates associated with PacifiCorp's estimates of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the 2022 McKinney fire as discussed in Note 9.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, nuclear decommissioning and custodial funds. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$19	$641
Restricted cash and cash equivalents included in other current assets	8	7
Restricted cash included in other assets	31	26
Total cash and cash equivalents and restricted cash and cash equivalents	$58	$674

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2023	2022
Utility plant:
Generation	15 - 59 years	$13,721	$13,726
Transmission	60 - 90 years	8,063	8,051
Distribution	20 - 75 years	8,578	8,477
Intangible plant(1) and other	5 - 75 years	2,758	2,755
Utility plant in-service		33,120	33,009
Accumulated depreciation and amortization		(11,256)	(11,093)
Utility plant in-service, net		21,864	21,916
Nonregulated, net of accumulated depreciation and amortization	14 - 95 years	18	18
		21,882	21,934
Construction work-in-progress		2,813	2,496
Property, plant and equipment, net		$24,695	$24,430
(1)Computer software costs included in intangible plant are initially assigned a depreciable life of 5 to 10 years.

(4)    Recent Financing Transactions

Common Shareholders' Equity

In January 2023, PacifiCorp declared a common stock dividend of $300 million, paid in February 2023, to PPW Holdings LLC.

(5)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2023 of 48% results from a $110 million income tax benefit associated with a $230 million pre-tax loss primarily resulting from the $359 million pre-tax loss associated with the 2020 Wildfires described in Note 9. The $110 million income tax benefit is primarily comprised of a $48 million benefit (21%) from the application of the federal statutory income tax rate to the pre-tax loss and a $29 million benefit (13%) from federal income tax credits.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to (loss) income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	4	3
Federal income tax credits	13	(20)
Effects of ratemaking(1)	6	(11)
Valuation allowance	5	6
Other	(1)	3
Effective income tax rate	48%	2%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTC") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2023 and 2022, totaled $29 million and $26 million, respectively.

For the three-month period ended March 31, 2023, PacifiCorp released an $11 million valuation allowance related to state net operating loss carryforwards. For the three-month period ended March 31, 2022, PacifiCorp recorded an $8 million valuation allowance related to state net operating loss carryforwards.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. As of March 31, 2023 and December 31, 2022, federal and state income taxes receivable from BHE were $119 million and $84 million, respectively.

(6)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Pension:
Interest cost	$10	$7
Expected return on plan assets	(12)	(10)
Net amortization	3	4
Net periodic benefit cost	$1	$1

Other postretirement:
Service cost	$—	$—
Interest cost	3	2
Expected return on plan assets	(3)	(2)
Net amortization	(1)	—
Net periodic benefit credit	$(1)	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2023. As of March 31, 2023, $1 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2023
Not designated as hedging contracts(1):
Commodity assets	$133	$15	$15	$3	$166
Commodity liabilities	(7)	(7)	(39)	(4)	(57)
Total	126	8	(24)	(1)	109

Total derivatives	126	8	(24)	(1)	109
Cash collateral payable	(12)	—	—	—	(12)
Total derivatives - net basis	$114	$8	$(24)	$(1)	$97

As of December 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$279	$27	$9	$3	$318
Commodity liabilities	(22)	(7)	(14)	(5)	(48)
Total	257	20	(5)	(2)	270

Total derivatives	257	20	(5)	(2)	270
Cash collateral payable(2)	(73)	(5)	—	—	(78)
Total derivatives - net basis	$184	$15	$(5)	$(2)	$192
(1)PacifiCorp's commodity derivatives are generally included in rates. As of March 31, 2023, a regulatory liability of $109 million was recorded related to the net derivative asset of $109 million. As of December 31, 2022, a regulatory liability of $270 million was recorded related to the net derivative asset of $270 million.
(2)As of December 31, 2022, PacifiCorp had an additional $12 million cash collateral payable that was not required to be netted against total derivatives.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory (liabilities) assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory (liabilities) assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022

Beginning balance	$(270)	$(53)
Changes in fair value recognized in regulatory (liabilities) assets	(10)	(168)
Net losses reclassified to operating revenue	(6)	(3)
Net gains reclassified to energy costs	177	29
Ending balance	$(109)	$(195)
Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2023	2022

Electricity purchases, net	Megawatt hours	3	2
Natural gas purchases	Decatherms	158	127
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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2023, PacifiCorp's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $56 million and $48 million as of March 31, 2023 and December 31, 2022, respectively, for which PacifiCorp had posted collateral of $— million, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2023 and December 31, 2022, PacifiCorp would have been required to post $20 million and $3 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2023:
Assets:
Commodity derivatives	$—	$166	$—	$(44)	$122
Money market mutual funds	44	—	—	—	44
Investment funds	28	—	—	—	28
	$72	$166	$—	$(44)	$194

Liabilities - Commodity derivatives	$—	$(57)	$—	$32	$(25)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$318	$—	$(119)	$199
Money market mutual funds	649	—	—	—	649
Investment funds	23	—	—	—	23
	$672	$318	$—	$(119)	$871

Liabilities - Commodity derivatives	$—	$(48)	$—	$41	$(7)
(1)Represents netting under master netting arrangements and a net cash collateral payable of $12 million and $78 million as of March 31, 2023 and December 31, 2022, respectively. As of December 31, 2022, PacifiCorp had an additional $12 million cash collateral payable that was not required to be netted against total derivatives.

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

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$9,658	$9,350	$9,666	$9,045

(9)    Commitments and Contingencies

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

In April 2023, PacifiCorp entered into build transfer agreements totaling $1.2 billion through 2025 for the construction of certain wind-powered generating facilities in Wyoming.

Fuel Contracts

During the three-month period ended March 31, 2023, PacifiCorp entered into certain coal supply and transportation agreements totaling $247 million through 2025.

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

Lower Klamath Hydroelectric Project

In November 2022, the Federal Energy Regulatory Commission ("FERC") issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. Although PacifiCorp no longer owns the Lower Klamath Project, PacifiCorp will continue to operate the facilities under an operation and maintenance agreement with the KRRC until each facility is ready for removal. Removal of the Copco No. 2 facility is anticipated to begin in 2023, and removal of the remaining three dams (J.C. Boyle, Copco No. 1 and Iron Gate) is anticipated to begin in 2024. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million contingency fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete.

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

2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities. Fire suppression costs estimated by various agencies total approximately $150 million.

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

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, which includes the status of litigation and recent settlements, PacifiCorp has accrued cumulative estimated probable losses associated with the 2020 Wildfires of $877 million through March 31, 2023. PacifiCorp's cumulative accrual includes estimates of losses for fire suppression costs, real and personal property damages, natural resource damages for certain areas and noneconomic damages such as personal injury damages and loss of life damages that are considered probable of being incurred and that it is reasonably able to estimate at this time. For certain aspects of the 2020 Wildfires for which loss is considered probable, information necessary to reasonably estimate the potential losses, such as those related to certain areas of natural resource damages, is not currently available.

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

The following table presents changes in PacifiCorp's liability for estimated losses associated with the 2020 Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Beginning balance	$424	$252
Accrued losses	400	—
Ending balance	$824	$252
PacifiCorp's receivable for expected insurance recoveries associated with the probable losses was $287 million and $246 million, respectively, as of March 31, 2023 and December 31, 2022. During the three-month periods ended March 31, 2023 and 2022, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the 2020 Wildfires of $359 million and $— million, respectively, and are recorded in operations and maintenance on the Consolidated Statements of Operations.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, on July 29, 2022, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California (the "2022 McKinney Fire") located in PacifiCorp's service territory. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities and consumed 60,000 acres. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service.

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

As of the date of this filing, multiple lawsuits have been filed in California on behalf of plaintiffs related to the 2022 McKinney Fire. The plaintiffs seek damages that include property damages, economic and noneconomic losses, punitive damages, exemplary damages, attorneys' fees and other damages but the amount of damages sought are not specified. Final determinations of liability, however, will only be made following the completion of comprehensive investigations and litigation processes.

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

(10)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Customer Revenue:
Retail:
Residential	$585	$505
Commercial	430	370
Industrial	290	273
Other retail	44	37
Total retail	1,349	1,185
Wholesale	61	55
Transmission	38	32
Other Customer Revenue	32	20
Total Customer Revenue	1,480	1,292
Other revenue	4	5
Total operating revenue	$1,484	$1,297

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

Results of Operations for the First Quarter of 2023 and 2022

Overview

Net loss for the first quarter of 2023 was $120 million, a decrease of $250 million compared to 2022 net income of $130 million. The decrease in net income was primarily due to increased operations and maintenance expense, largely due to an increase in loss accruals, net of expected insurance recoveries, associated with the 2020 Wildfires of $359 million, higher wildfire mitigation costs, including vegetation management and higher plant operations and maintenance costs, partially offset by higher income tax benefit, higher utility margin and lower other expense. Utility margin increased primarily due to higher retail prices and volumes, higher net power cost deferrals, higher average wholesale market prices and lower coal-fueled generation volumes, partially offset by higher purchased electricity costs from higher prices and volumes, higher natural gas-fueled generation costs from higher prices and volumes, lower wholesale volumes and higher coal-fueled generation prices. Retail customer volumes increased 3.3% primarily due to favorable impacts of weather, an increase in the average number of customers and an increase in commercial and residential customer usage, partially offset by a decrease in industrial customer usage. Energy generated decreased 7% for the first quarter of 2023 compared to 2022 primarily due to lower coal-fueled, wind-powered and hydroelectric generation volumes, partially offset by higher natural gas-fueled generation volumes. Wholesale electricity sales volumes decreased 47% and purchased electricity volumes increased 28%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2023	2022	Change
Utility margin:
Operating revenue	$1,484	$1,297	$187	14%
Cost of fuel and energy	614	465	149	32
Utility margin	870	832	38	5
Operations and maintenance	705	277	428	155
Depreciation and amortization	279	280	(1)	—
Property and other taxes	53	59	(6)	(10)
Operating (loss) income	$(167)	$216	$(383)	(177)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2023	2022	Change
Utility margin (in millions):
Operating revenue	$1,484	$1,297	$187	14%
Cost of fuel and energy	614	465	149	32
Utility margin	$870	$832	$38	5%

Sales (GWhs):
Residential	5,102	4,764	338	7%
Commercial	4,983	4,550	433	10
Industrial, irrigation and other	4,209	4,523	(314)	(7)
Total retail	14,294	13,837	457	3
Wholesale	825	1,553	(728)	(47)
Total sales	15,119	15,390	(271)	(2)%

Average number of retail customers (in thousands)	2,057	2,025	32	2%

Average revenue per MWh:
Retail	$93.82	$85.46	$8.36	10%
Wholesale	$86.45	$39.12	$47.33	121%

Heating degree days	5,205	4,745	460	10%
Cooling degree days	—	5	(5)	(100)%

Sources of energy (GWhs)(1):
Coal	5,555	6,911	(1,356)	(20)%
Natural gas	3,955	3,115	840	27
Wind(2)	2,083	2,392	(309)	(13)
Hydroelectric and other(2)	812	984	(172)	(17)
Total energy generated	12,405	13,402	(997)	(7)
Energy purchased	4,128	3,223	905	28
Total	16,533	16,625	(92)	(1)%

Average cost of energy per MWh:
Energy generated(3)	$28.35	$18.83	$9.52	51%
Energy purchased	$77.72	$55.49	$22.23	40%
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

Quarter Ended March 31, 2023 compared to Quarter Ended March 31, 2022

Utility margin increased $38 million, or 5%, for the first quarter of 2023 compared to 2022 primarily due to:
•$159 million increase in retail revenue due to higher average prices and higher volumes. Retail customer volumes increased 3.3% primarily due to favorable impacts of weather, mainly in Oregon, an increase in the average number of customers and an increase in commercial and residential customer usage, partially offset by a decrease in industrial customer usage across all states except Idaho;
•$97 million of higher deferred net power costs net of amortization of previous deferrals in accordance with established adjustment mechanisms;
•$17 million of higher other revenue primarily due to higher wheeling revenue and higher revenues associated with sales of greenhouse gas allowances;
•$11 million increase in wholesale revenue primarily due to higher average market prices, partially offset by lower volumes; and
•$9 million of lower coal-fueled generation costs primarily due to lower volumes, partially offset by higher average prices.
The increases above were partially offset by:
•$142 million of higher purchased electricity costs from higher average market prices and higher volumes; and
•$109 million of higher natural gas-fueled generation costs due to higher average market prices and higher volumes.

Operations and maintenance increased $428 million for the first quarter of 2023 compared to 2022 primarily due to a $359 million increase in loss accruals, net of expected insurance recoveries, associated with the 2020 Wildfires, $23 million of higher wildfire mitigation costs, including vegetation management and amortization of amounts previously deferred in Oregon, $21 million of higher general and plant maintenance costs, $10 million of higher labor and benefit expenses, and $8 million of higher demand-side management amortization expense (offset in retail revenue).

Property and other taxes decreased $6 million, or 10%, for the first quarter of 2023 compared to 2022 primarily due to lower property tax rates in Utah.

Interest expense increased $18 million, or 17%, for the first quarter of 2023 compared to 2022 primarily due to higher average long-term debt balances.

Allowance for borrowed and equity funds increased $21 million for the first quarter of 2023 compared to 2022 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income increased $12 million for the first quarter of 2023 compared to 2022 primarily due to higher investment income due to higher average interest rates and the recording of interest on higher deferred net power cost balances.

Other, net increased $6 million for the first quarter of 2023 compared to 2022 primarily due to higher cash surrender values of Supplemental Executive Retirement Plan life insurance policies driven by market increases and a favorable change in deferred compensation and long-term incentive plan primarily due to market movements (offset in operations and maintenance expense).

Income tax (benefit) expense decreased $112 million to a benefit of $110 million for the first quarter of 2023 compared to an expense of $2 million for the first quarter of 2022 and the effective tax rate was 48% for 2023 and 2% for 2022. The $112 million decrease in income tax expense to an income tax benefit is primarily due to the increase in loss accruals, net of expected insurance recoveries, associated with the 2020 Wildfires during the first quarter of 2023 and the release of a valuation allowance on state net operating loss carryforwards in the first quarter of 2023 compared to the establishment of a state valuation allowance in 2022.

Liquidity and Capital Resources

As of March 31, 2023, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$19

Credit facilities	2,000
Less:
Tax-exempt bond support and letters of credit	(249)
Net credit facilities	1,751

Total net liquidity	$1,770
Credit facilities:
Maturity dates	2024, 2025
Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022, were $339 million and $537 million, respectively. The decrease is primarily due to higher wholesale and fuel purchases, collateral returned to counterparties and operations and maintenance expenses, partially offset by higher collections from retail customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022, were $(644) million and $(371) million, respectively. The change is primarily due to an increase in capital expenditures of $269 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2023, were $(311) million. Uses of cash consisted primarily of $300 million for common stock dividends paid to PPW Holdings LLC and $9 million for the repayment of long-term debt.

Net cash flows from financing activities for the three-month period ended March 31, 2022, were $(11) million. Uses of cash consisted substantially of $9 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $2.0 billion of short-term debt. As of March 31, 2023, and December 31, 2022, PacifiCorp had no short-term debt outstanding.

Debt Authorizations

PacifiCorp currently has regulatory authority from the OPUC and the Idaho Public Utilities Commission to issue an additional $5 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue an indeterminate amount of first mortgage bonds through September 2023.

Common Shareholders' Equity

In January 2023, PacifiCorp declared a common stock dividend of $300 million, paid in February 2023, to PPW Holdings LLC.

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

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023

Wind generation	$8	$17	$833
Electric distribution	139	177	781
Electric transmission	156	169	1,484
Solar generation	—	—	19
Electric battery and pumped hydro storage	1	1	24
Other	70	279	521
Total	$374	$643	$3,662
PacifiCorp has included estimates for new renewable and carbon free generation resources, conversion of certain coal-fueled units to natural gas-fueled units, energy storage assets and associated transmission assets in its forecast capital expenditures based on its 2021 IRP. These estimates are likely to change as a result of the associated RFP process. PacifiCorp's historical and forecast capital expenditures include the following:
•Wind generation includes both growth projects and operating expenditures. Growth projects include construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties totaling $14 million and $6 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for the construction of additional wind-powered generating facilities and those at acquired sites totals $807 million for the remainder of 2023 and is primarily for the Rock Creek I and Rock Creek II projects to be constructed in Wyoming totaling 590 MWs that are expected to be placed in-service in 2024 and 2025.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures includes spend on wildfire mitigation. Expenditures for wildfire mitigation totaled $33 million and $22 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for wildfire mitigation totals $162 million for the remainder of 2023. The remaining investments primarily relate to expenditures for new connections and distribution operations.
•Electric transmission includes both growth projects and operating expenditures. Transmission growth investments primarily reflect costs associated with Energy Gateway Transmission segments that are expected to be placed in-service in 2024 through 2028. Expenditures for these projects totaled $110 million and $96 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for these Energy Gateway Transmission segments totals $898 million for the remainder of 2023.

•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $46 million and $45 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned information technology spending totals $180 million for the remainder of 2023. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In March 2023, PacifiCorp filed its 2023 IRP in Idaho, Oregon and Wyoming. A 60-day post-filing extended comment period has been added to the 2023 IRP to provide opportunity for additional stakeholder feedback. PacifiCorp will consider feedback during the first 30 days and then prepare an addendum, if warranted, to the filed IRP on May 30, 2023.

The 2023 IRP is off cycle with regard to Washington's four-year IRP cycle and has instead been filed in that state as the "Washington Two-Year Progress Report," aligned with the Clean Energy Transformation Act requirements. The March 2023 filing is considered informational in Utah, pending the potential addendum to be filed in May 2023.

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

PacifiCorp's 2022 All-Source RFP was issued to market in April 2022. In December 2022, PacifiCorp bid 12 eligible self-build (benchmark) resources and in March 2023, PacifiCorp received 302 bids from 74 developers and 93 different projects sites across six states. A final shortlist is expected later in 2023 with resources contracted by December 2023. PacifiCorp anticipates a similar all-source RFP will be required in connection with the 2023 IRP.

Material Cash Requirements

As of March 31, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

PacifiCorp is subject to comprehensive regulation. Refer to "Regulatory Matters" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for discussion regarding PacifiCorp's current regulatory matters.

Environmental Laws and Regulations

PacifiCorp is subject to federal, state and local laws and regulations regarding air quality, climate change, emissions performance standards, water quality, coal ash disposal and other environmental matters that have the potential to impact PacifiCorp's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state and local agencies. PacifiCorp believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. Environmental laws and regulations continue to evolve, and PacifiCorp is unable to predict the impact of the changing laws and regulations on its operations and financial results.

Refer to "Environmental Laws and Regulations" in Berkshire Hathaway Energy's Part I, Item 2 of this Form 10-Q for additional information regarding environmental laws and regulations.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes, revenue recognition-unbilled revenue and wildfire loss contingencies. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2022.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2023, the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2022, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 5, 2023

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$57	$258
Trade receivables, net	387	536
Income tax receivable	275	42
Inventories	280	277
Prepayments	123	91
Other current assets	36	66
Total current assets	1,158	1,270

Property, plant and equipment, net	20,981	21,091
Regulatory assets	571	550
Investments and restricted investments	942	902
Other assets	155	165

Total assets	$23,807	$23,978

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$395	$536
Accrued interest	88	85
Accrued property, income and other taxes	142	170
Current portion of long-term debt	310	317
Other current liabilities	106	93
Total current liabilities	1,041	1,201

Long-term debt	7,412	7,412
Regulatory liabilities	836	1,119
Deferred income taxes	3,452	3,433
Asset retirement obligations	778	683
Other long-term liabilities	500	485
Total liabilities	14,019	14,333

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	9,227	9,084
Total shareholder's equity	9,788	9,645

Total liabilities and shareholder's equity	$23,807	$23,978

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Regulated electric	$591	$608
Regulated natural gas and other	329	397
Total operating revenue	920	1,005

Operating expenses:
Cost of fuel and energy	115	125
Cost of natural gas purchased for resale and other	236	298
Operations and maintenance	205	192
Depreciation and amortization	234	250
Property and other taxes	42	40
Total operating expenses	832	905

Operating income	88	100

Other income (expense):
Interest expense	(80)	(78)
Allowance for borrowed funds	4	4
Allowance for equity funds	11	15
Other, net	16	(3)
Total other income (expense)	(49)	(62)

Income before income tax expense (benefit)	39	38
Income tax expense (benefit)	(203)	(206)

Net income	$242	$244

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2021	$—	$561	$8,399	$8,960
Net income	—	—	244	244
Balance, March 31, 2022	$—	$561	$8,643	$9,204

Balance, December 31, 2022	$—	$561	$9,084	$9,645
Net income	—	—	242	242
Common stock dividend	—	—	(100)	(100)
Other equity transactions	—	—	1	1
Balance, March 31, 2023	$—	$561	$9,227	$9,788

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$242	$244
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	234	250
Amortization of utility plant to other operating expenses	8	9
Allowance for equity funds	(11)	(15)
Deferred income taxes and investment tax credits, net	32	16
Settlements of asset retirement obligations	(6)	(7)
Other, net	8	10
Changes in other operating assets and liabilities:
Trade receivables and other assets	131	42
Inventories	(3)	49
Pension and other postretirement benefit plans	(3)	3
Accrued property, income and other taxes, net	(263)	(244)
Accounts payable and other liabilities	(81)	3
Net cash flows from operating activities	288	360

Cash flows from investing activities:
Capital expenditures	(382)	(459)
Purchases of marketable securities	(48)	(105)
Proceeds from sales of marketable securities	42	102
Other, net	4	1
Net cash flows from investing activities	(384)	(461)

Cash flows from financing activities:
Common stock dividend	(100)	—
Repayments of long-term debt	(7)	(1)
Other, net	(1)	1
Net cash flows from financing activities	(108)	—

Net change in cash and cash equivalents and restricted cash and cash equivalents	(204)	(101)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	268	239
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$64	$138

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$57	$258
Restricted cash and cash equivalents in other current assets	7	10
Total cash and cash equivalents and restricted cash and cash equivalents	$64	$268

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2023	2022
Utility plant:
Generation	20-62 years	$18,385	$18,582
Transmission	55-80 years	2,672	2,662
Electric distribution	15-80 years	4,983	4,931
Natural gas distribution	30-75 years	2,166	2,144
Utility plant in-service		28,206	28,319
Accumulated depreciation and amortization		(8,210)	(8,024)
Utility plant in-service, net		19,996	20,295
Nonregulated property, net of accumulated depreciation and amortization	20-50 years	6	6
		20,002	20,301
Construction work-in-progress		979	790
Property, plant and equipment, net		$20,981	$21,091

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the three-month periods ended March 31, 2023 and 2022, $20 million and $42 million, respectively, is reflected in depreciation and amortization expense on the Statement of Operations.
(4)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
Income tax credits	(518)	(534)
State income tax, net of federal income tax impacts	(18)	(21)
Effects of ratemaking	(8)	(8)
Other, net	2	—
Effective income tax rate	(521)%	(542)%

Income tax credits relate primarily to production tax credits ("PTC") from MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2023 and 2022, totaled $202 million and $203 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy made net cash payments for income tax to BHE totaling $1 million and $— million for the three-month periods ended March 31, 2023 and 2022, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Pension:
Service cost	$3	$5
Interest cost	8	5
Expected return on plan assets	(8)	(7)
Settlement	(5)	2
Net periodic benefit cost (credit)	$(2)	$5

Other postretirement:
Service cost	$1	$2
Interest cost	3	2
Expected return on plan assets	(4)	(4)
Net periodic benefit cost (credit)	$—	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net in the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2023 are expected to be $7 million and $2 million, respectively. As of March 31, 2023, $2 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(6)    Asset Retirement Obligations

MidAmerican Energy estimates its asset retirement obligation ("ARO") liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of expected work. During the three-month period ended March 31, 2023, MidAmerican Energy recorded an increase of $88 million for decommissioning its wind-generating facilities due to an updated decommissioning estimate reflecting changes in the projected removal costs per turbine.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2023:
Assets:
Commodity derivatives	$2	$7	$—	$(5)	$4
Money market mutual funds	67	—	—	—	67
Debt securities:
U.S. government obligations	225	—	—	—	225
International government obligations	—	1	—	—	1
Corporate obligations	—	70	—	—	70
Municipal obligations	—	4	—	—	4
Equity securities:
U.S. companies	385	—	—	—	385
International companies	8	—	—	—	8
Investment funds	22	—	—	—	22
	$709	$82	$—	$(5)	$786

Liabilities - commodity derivatives	$—	$(10)	$(5)	$10	$(5)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2022:
Assets:
Commodity derivatives	$1	$37	$6	$(10)	$34
Money market mutual funds	225	—	—	—	225
Debt securities:
U.S. government obligations	215	—	—	—	215
International government obligations	—	1	—	—	1
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	360	—	—	—	360
International companies	8	—	—	—	8
Investment funds	16	—	—	—	16
	$825	$112	$6	$(10)	$933

Liabilities - commodity derivatives	$—	$(12)	$(1)	$10	$(3)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $5 million and $— million as of March 31, 2023 and December 31, 2022, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022

Beginning balance	$5	$(5)
Changes in fair value recognized in net regulatory assets	(13)	13
Settlements	3	(4)
Ending balance	$(5)	$4

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

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,722	$7,127	$7,729	$6,964

(8)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the three-month period ended March 31, 2023, MidAmerican Energy entered into firm construction commitments totaling $183 million for the remainder of 2023 through 2024 related to the construction of wind-powered generating facilities in Iowa.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using formula rates approved by the Federal Energy Regulatory Commission ("FERC") subject to true-up for actual cost of service. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the base return on equity ("ROE") used to determine rates in effect prior to September 2016 no longer be found just and reasonable and sought to reduce the base ROE. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion vacating all orders related to the complaints and remanding them back to the FERC. MidAmerican Energy cannot predict the ultimate outcome of these matters or the amount of refunds, if any, and accordingly, has reversed its previously accrued liability for potential refunds of amounts collected under the higher ROE during the periods covered by the complaints.

(9)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 11 (in millions):

	For the Three-Month Period Ended March 31, 2023
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$167	$199	$—	$366
Commercial	75	78	—	153
Industrial	214	7	—	221
Natural gas transportation services	—	13	—	13
Other retail	35	(1)	—	34
Total retail	491	296	—	787
Wholesale	71	29	—	100
Multi-value transmission projects	14	—	—	14
Other Customer Revenue	—	—	3	3
Total Customer Revenue	576	325	3	904
Other revenue	15	1	—	16
Total operating revenue	$591	$326	$3	$920

	For the Three-Month Period Ended March 31, 2022
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$168	$225	$—	$393
Commercial	74	88	—	162
Industrial	198	9	—	207
Natural gas transportation services	—	14	—	14
Other retail	32	1	—	33
Total retail	472	337	—	809
Wholesale	104	58	—	162
Multi-value transmission projects	15	—	—	15
Other Customer Revenue	—	—	1	1
Total Customer Revenue	591	395	1	987
Other revenue	17	1	—	18
Total operating revenue	$608	$396	$1	$1,005

(10)    Shareholder's Equity

In January 2023, MidAmerican Energy paid $100 million in cash dividends to its parent company, MHC.

(11)    Segment Information

MidAmerican Energy has identified two reportable segments: regulated electric and regulated natural gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting natural gas owned by others through its distribution system. Pricing for regulated electric and natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Regulated electric	$591	$608
Regulated natural gas	326	396
Other	3	1
Total operating revenue	$920	$1,005

Operating income:
Regulated electric	$50	$51
Regulated natural gas	38	49
Total operating income	88	100
Interest expense	(80)	(78)
Allowance for borrowed funds	4	4
Allowance for equity funds	11	15
Other, net	16	(3)
Total income before income tax expense (benefit)	$39	$38

	As of
	March 31, 2023	December 31, 2022
Assets:
Regulated electric	$22,091	$22,092
Regulated natural gas	1,716	1,885
Other	—	1
Total assets	$23,807	$23,978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2023, the related consolidated statements of operations, changes in member's equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2022, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2023

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$58	$261
Trade receivables, net	387	536
Income tax receivable	274	43
Inventories	280	277
Prepayments	123	91
Other current assets	44	66
Total current assets	1,166	1,274

Property, plant and equipment, net	20,982	21,092
Goodwill	1,270	1,270
Regulatory assets	571	550
Investments and restricted investments	944	904
Other assets	154	164

Total assets	$25,087	$25,254

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$395	$536
Accrued interest	89	90
Accrued property, income and other taxes	142	170
Current portion of long-term debt	310	317
Other current liabilities	106	93
Total current liabilities	1,042	1,206

Long-term debt	7,652	7,652
Regulatory liabilities	836	1,119
Deferred income taxes	3,451	3,431
Asset retirement obligations	778	683
Other long-term liabilities	500	484
Total liabilities	14,259	14,575

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	9,149	9,000
Total member's equity	10,828	10,679

Total liabilities and member's equity	$25,087	$25,254

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Regulated electric	$591	$608
Regulated natural gas and other	329	397
Total operating revenue	920	1,005

Operating expenses:
Cost of fuel and energy	115	125
Cost of natural gas purchased for resale and other	236	298
Operations and maintenance	205	192
Depreciation and amortization	234	250
Property and other taxes	42	40
Total operating expenses	832	905

Operating income	88	100

Other income (expense):
Interest expense	(84)	(82)
Allowance for borrowed funds	4	4
Allowance for equity funds	11	15
Other, net	28	(4)
Total other income (expense)	(41)	(67)

Income before income tax expense (benefit)	47	33
Income tax expense (benefit)	(202)	(208)

Net income	$249	$241

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2021	$1,679	$8,122	$9,801
Net income	—	241	241
Balance, March 31, 2022	$1,679	$8,363	$10,042

Balance, December 31, 2022	$1,679	$9,000	$10,679
Net income	—	249	249
Distribution to member	—	(100)	(100)
Balance, March 31, 2023	$1,679	$9,149	$10,828

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$249	$241
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	234	250
Amortization of utility plant to other operating expenses	8	9
Allowance for equity funds	(11)	(15)
Deferred income taxes and investment tax credits, net	32	16
Settlements of asset retirement obligations	(6)	(7)
Other, net	(5)	10
Changes in other operating assets and liabilities:
Trade receivables and other assets	123	43
Inventories	(3)	49
Pension and other postretirement benefit plans	(3)	3
Accrued property, income and other taxes, net	(261)	(245)
Accounts payable and other liabilities	(85)	(1)
Net cash flows from operating activities	272	353

Cash flows from investing activities:
Capital expenditures	(382)	(459)
Purchases of marketable securities	(48)	(105)
Proceeds from sales of marketable securities	42	102
Proceeds from sale of investment	12	—
Other, net	5	1
Net cash flows from investing activities	(371)	(461)

Cash flows from financing activities:
Distribution to member	(100)	—
Repayments of long-term debt	(7)	(1)
Net change in note payable to affiliate	—	8
Other, net	(1)	—
Net cash flows from financing activities	(108)	7

Net change in cash and cash equivalents and restricted cash and cash equivalents	(207)	(101)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	271	240
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$64	$139

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds restricted for wildlife preservation. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$58	$261
Restricted cash and cash equivalents in other current assets	6	10
Total cash and cash equivalents and restricted cash and cash equivalents	$64	$271

(3)    Property, Plant and Equipment, Net

Refer to Note 3 of MidAmerican Energy's Notes to Financial Statements.

(4)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
Income tax credits	(430)	(618)
State income tax, net of federal income tax impacts	(13)	(24)
Effects of ratemaking	(6)	(9)
Other, net	(2)	—
Effective income tax rate	(430)%	(630)%

Income tax credits relate primarily to production tax credits ("PTC") from MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of other income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2023 and 2022, totaled $202 million and $203 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding made no cash payments for income tax to BHE for each of the three-month periods ended March 31, 2023 and 2022.

(5)    Employee Benefit Plans

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Asset Retirement Obligations

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

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$7,962	$7,386	$7,969	$7,219

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

(10)    Member's Equity

In January 2023, MidAmerican Funding paid a $100 million cash distribution to its parent company, BHE.

(11)    Segment Information

MidAmerican Funding has identified two reportable segments: regulated electric and regulated natural gas. The regulated electric segment derives most of its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. The regulated natural gas segment derives most of its revenue from regulated retail sales of natural gas to residential, commercial, and industrial customers and also obtains revenue by transporting natural gas owned by others through its distribution system. Pricing for regulated electric and natural gas sales are established separately by regulatory agencies; therefore, management also reviews each segment separately to make decisions regarding allocation of resources and evaluating performance. Common operating costs, interest income, interest expense and income tax expense are allocated to each segment based on certain factors, which primarily relate to the nature of the cost. "Other" in the tables below consists of the financial results and assets of nonregulated operations, MHC and MidAmerican Funding.

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Regulated electric	$591	$608
Regulated natural gas	326	396
Other	3	1
Total operating revenue	$920	$1,005

Operating income:
Regulated electric	$50	$51
Regulated natural gas	38	49
Total operating income	88	100
Interest expense	(84)	(82)
Allowance for borrowed funds	4	4
Allowance for equity funds	11	15
Other, net	28	(4)
Total income before income tax expense (benefit)	$47	$33

	As of
	March 31, 2023	December 31, 2022
Assets(1):
Regulated electric	$23,282	$23,283
Regulated natural gas	1,795	1,963
Other	10	8
Total assets	$25,087	$25,254

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the First Quarter of 2023 and 2022

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2023 was $242 million, a decrease of $2 million, or 1%, compared to 2022, primarily due to higher operations and maintenance expense, lower natural gas utility margin, lower electric utility margin, lower allowance for equity funds, lower income tax benefit, higher property and other taxes and higher interest expense, offset by favorable other, net and lower depreciation and amortization expense. Electric retail customer volumes increased 1% primarily due to higher customer usage for certain industrial customers, partially offset by the unfavorable impact of weather. Energy generated decreased 9%, due to lower wind-powered and coal-fueled generation, and energy purchased increased 17%. Wholesale electricity sales volumes decreased 18% due to unfavorable market conditions. Natural gas retail customer volumes decreased 10% due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2023 was $249 million, an increase of $8 million, or 3%, compared to 2022. The variance in net income was primarily due to a one-time gain on the sale of an investment of $10 million, partially offset by the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2023	2022	Change
Electric utility margin:
Operating revenue	$591	$608	$(17)	(3)%
Cost of fuel and energy	115	125	(10)	(8)
Electric utility margin	476	483	(7)	(1)%

Natural gas utility margin:
Operating revenue	326	396	(70)	(18)%
Natural gas purchased for resale	236	298	(62)	(21)
Natural gas utility margin	90	98	(8)	(8)%

Utility margin	566	581	(15)	(3)%

Other operating revenue	3	1	2	*
Operations and maintenance	205	192	13	7
Depreciation and amortization	234	250	(16)	(6)
Property and other taxes	42	40	2	5
Operating income	$88	$100	$(12)	(12)%

*    Not meaningful.

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2023	2022	Change
Utility margin (in millions):
Operating revenue	$591	$608	$(17)	(3)%
Cost of fuel and energy	115	125	(10)	(8)
Utility margin	$476	$483	$(7)	(1)%

Sales (GWhs):
Residential	1,793	1,853	(60)	(3)%
Commercial	1,018	1,013	5	—
Industrial	4,102	3,979	123	3
Other	409	403	6	1
Total retail	7,322	7,248	74	1
Wholesale	4,352	5,325	(973)	(18)
Total sales	11,674	12,573	(899)	(7)%

Average number of retail customers (in thousands)	818	810	8	1%

Average revenue per MWh:
Retail	$67.02	$65.10	$1.92	3%
Wholesale	$17.56	$20.65	$(3.09)	(15)%

Heating degree days	2,992	3,315	(323)	(10)%

Sources of energy (GWhs)(1):
Wind and other(2)	7,377	8,290	(913)	(11)%
Coal	2,116	2,359	(243)	(10)
Nuclear	927	920	7	1
Natural gas	344	234	110	47
Total energy generated	10,764	11,803	(1,039)	(9)
Energy purchased	1,123	962	161	17
Total	11,887	12,765	(878)	(7)%

Average cost of energy per MWh:
Energy generated(3)	$6.09	$5.56	$0.53	10%
Energy purchased	$43.72	$62.04	$(18.32)	(30)%

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

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2023	2022	Change
Utility margin (in millions):
Operating revenue	$326	$396	$(70)	(18)%
Natural gas purchased for resale	236	298	(62)	(21)
Utility margin	$90	$98	$(8)	(8)%

Throughput (000's Dths):
Residential	24,393	27,099	(2,706)	(10)%
Commercial	11,352	12,460	(1,108)	(9)
Industrial	1,483	1,844	(361)	(20)
Other	34	35	(1)	(3)
Total retail sales	37,262	41,438	(4,176)	(10)
Wholesale sales	10,407	12,232	(1,825)	(15)
Total sales	47,669	53,670	(6,001)	(11)
Natural gas transportation service	29,585	31,313	(1,728)	(6)
Total throughput	77,254	84,983	(7,729)	(9)%

Average number of retail customers (in thousands)	793	785	8	1%

Average revenue per retail Dth sold	$7.63	$7.84	$(0.21)	(3)%

Heating degree days	3,132	3,485	(353)	(10)%

Average cost of natural gas per retail Dth sold	$5.58	$5.80	$(0.22)	(4)%

Combined retail and wholesale average cost of natural gas per Dth sold	$4.96	$5.55	$(0.59)	(11)%

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022

MidAmerican Energy -

Electric utility margin decreased $7 million, or (1)%, for the first quarter of 2023 compared to 2022, primarily due to:
•a $23 million decrease in wholesale utility margin due to lower volumes of 18.3% and lower margins per unit of $7 million, reflecting lower market prices; partially offset by
•a $17 million increase in retail utility margin primarily due to $14 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $7 million from higher customer usage; partially offset by $5 million from the unfavorable impact of weather. Retail customer volumes increased 1.0%.

Natural gas utility margin decreased $8 million, or 8%, for the first quarter of 2023 compared to 2022 primarily due to:
•a $5 million decrease from lower recoveries through a capital tracker mechanism;
•a $5 million decrease due to the unfavorable impact of weather; partially offset by
•a $3 million increase due to price impacts from changes in sales mix.

Operations and maintenance increased $13 million, or 7%, for the first quarter of 2023 compared to 2022 primarily due to higher technology and other administrative costs of $6 million, higher other power and steam power generation costs of $5 million, higher property insurance costs of $3 million and higher benefit costs of $2 million, partially offset by lower nuclear power generation costs of $4 million.

Depreciation and amortization decreased $16 million, or 6%, for the first quarter of 2023 compared to 2022 primarily due to $22 million from lower Iowa revenue sharing accruals, and $16 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $19 million from wind-powered generating facilities and other plant placed in-service and $3 million from lower depreciation expense deferrals in 2023.

Property and other taxes increased $2 million, or 5%, for the first quarter of 2023 compared to 2022 primarily due to $1 million from higher wind turbine property taxes and $1 million from higher replacement taxes.

Interest expense increased $2 million, or 3%, for the first quarter of 2023 compared to 2022 due to higher interest rates on variable rate long-term debt.

Allowance for equity funds decreased $4 million, or 27%, for the first quarter of 2023 compared to 2022 due to lower construction work-in-progress balances related to wind- and solar-powered generation.

Other, net increased $19 million, or 633%, for the first quarter of 2023 compared to 2022 primarily due to favorable investment earnings, largely attributable to higher cash surrender values of corporate-owned life insurance policies, and lower non-service costs of employee benefit plans.

Income tax benefit decreased $3 million, or 1%, for the first quarter of 2023 compared to 2022 primarily due to lower PTCs and state income tax impacts. PTCs for the first quarter of 2023 and 2022 totaled $202 million and $203 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $6 million, or 3%, for the first quarter of 2023 compared to 2022 principally due to higher pretax income from a one-time gain on the sale of an investment and the changes in MidAmerican Energy's income tax benefit discussed above.

Liquidity and Capital Resources

As of March 31, 2023, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$57

Credit facilities, maturing 2023 and 2025	1,505
Less:
Tax-exempt bond support	(363)
Net credit facilities	1,142

MidAmerican Energy total net liquidity	$1,199

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,199
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2023	4
MidAmerican Funding total net liquidity	$1,204

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022, were $288 million and $360 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022, were $272 million and $353 million, respectively. Cash flows from operating activities reflect higher payments to vendors, higher derivative collateral posted, higher property tax payments and lower utility margins for MidAmerican Energy's regulated electric and natural gas businesses.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022, were $(384) million and $(461) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022, were $(371) million and $(461) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2023 and 2022 were $(108) million and $— million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2023 and 2022, were $(108) million and $7 million, respectively. In January 2023, MidAmerican Funding made a $100 million distribution to its sole member, BHE. MidAmerican Funding paid $— million and received $8 million in 2023 and 2022, respectively, through its note payable with BHE.

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

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective shelf registration statement with the SEC to issue up to $3.25 billion of long-term debt securities and preferred stock through March 10, 2026. MidAmerican Energy has authorization from the FERC to issue, through June 30, 2023, long-term debt securities up to an aggregate of $2.0 billion and preferred stock up to an aggregate of $500 million. MidAmerican Energy has authorization from the ICC through May 25, 2025, to issue long-term debt securities up to an aggregate of $2.2 billion and preferred stock up to an aggregate of $500 million; through October 15, 2024, to issue $750 million of long-term debt securities for the purpose of refinancing $250 million of its 3.70% Senior notes due September 2023 and $500 million of its 2.40% Senior notes due October 2024; and through January 1, 2025, to issue $105 million of long-term debt securities for the purpose of refinancing three of its variable-rate tax-exempt bond series, including $57 million due in May 2023, $35 million due in October 2024 and $13 million due in January 2025.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023

Wind generation	$133	$88	$1,222
Electric distribution	54	73	296
Electric transmission	21	33	187
Solar generation	44	9	10
Other	207	179	609
Total	$459	$382	$2,324

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $75 million and $3 million for the three-month periods ended March 31, 2023 and 2022, respectively. The timing and amount of forecast wind generation capital expenditures may be substantially impacted by the ultimate outcome of MidAmerican Energy's Wind PRIME filing. Planned spending for the construction of additional wind-powered generating facilities totals $1,025 million for the remainder of 2023.
◦Repowering of wind-powered generating facilities totaling $5 million and $120 million for the three-month periods ended March 31, 2023 and 2022, respectively. Planned spending for the repowering of wind-powered generating facilities totals $16 million for the remainder of 2023. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities, primarily consisting of 141 MWs of small- and utility-scale solar generation, all of which were placed in-service in 2022. For the three-month periods ended March 31, 2023 and 2022 solar generation spend totaled $9 million and $44 million, respectively. Planned spending totals $1 million for the remainder of 2023.
•Other includes primarily routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2023, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2022.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and revenue recognition - unbilled revenue. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2022.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2023, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2022, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 5, 2023

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$23	$43
Trade receivables, net	301	388
Note receivable from affiliate	—	100
Inventories	106	93
Regulatory assets	983	666
Other current assets	83	89
Total current assets	1,496	1,379

Property, plant and equipment, net	7,649	7,406
Regulatory assets	655	628
Other assets	390	388

Total assets	$10,190	$9,801

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$334	$422
Accrued interest	51	40
Accrued property, income and other taxes	35	32
Short-term debt	33	—
Current portion of long-term debt	300	—
Regulatory liabilities	45	45
Customer deposits	52	51
Derivative contracts	90	51
Other current liabilities	52	49
Total current liabilities	992	690

Long-term debt	2,895	3,195
Finance lease obligations	290	295
Regulatory liabilities	1,059	1,093
Deferred income taxes	878	875
Other long-term liabilities	318	299
Total liabilities	6,432	6,447

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,733	2,333
Retained earnings	1,026	1,022
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	3,758	3,354

Total liabilities and shareholder's equity	$10,190	$9,801

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Operating revenue	$599	$415

Operating expenses:
Cost of fuel and energy	384	212
Operations and maintenance	73	65
Depreciation and amortization	106	103
Property and other taxes	14	13
Total operating expenses	577	393

Operating income	22	22

Other income (expense):
Interest expense	(49)	(38)
Capitalized interest	2	1
Allowance for equity funds	4	3
Interest and dividend income	22	9
Other, net	4	1
Total other income (expense)	(17)	(24)

Income (loss) before income tax expense (benefit)	5	(2)
Income tax expense (benefit)	1	—
Net income (loss)	$4	$(2)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2021	1,000	$—	$2,308	$724	$(2)	$3,030
Net loss	—	—	—	(2)	—	(2)
Balance, March 31, 2022	1,000	$—	$2,308	$722	$(2)	$3,028

Balance, December 31, 2022	1,000	$—	$2,333	$1,022	$(1)	$3,354
Net income	—	—	—	4	—	4
Contributions	—	—	400	—	—	400
Balance, March 31, 2023	1,000	$—	$2,733	$1,026	$(1)	$3,758

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4	$(2)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	106	103
Allowance for equity funds	(4)	(3)
Changes in regulatory assets and liabilities	(9)	(8)
Deferred income taxes and amortization of investment tax credits	(10)	5
Deferred energy	(370)	(51)
Amortization of deferred energy	52	13
Other, net	1	4
Changes in other operating assets and liabilities:
Trade receivables and other assets	74	33
Inventories	(13)	3
Accrued property, income and other taxes	1	(15)
Accounts payable and other liabilities	(44)	3
Net cash flows from operating activities	(212)	85

Cash flows from investing activities:
Capital expenditures	(333)	(189)
Proceeds from repayment of affiliate note receivable	100	—
Net cash flows from investing activities	(233)	(189)

Cash flows from financing activities:
Net (repayments of) proceeds from long-term debt	(1)	200
Net (repayments of) proceeds from short-term debt	33	(76)
Contributions from parent	400	—
Other, net	(5)	(4)
Net cash flows from financing activities	427	120

Net change in cash and cash equivalents and restricted cash and cash equivalents	(18)	16
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	60	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$42	$61

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$23	$43
Restricted cash and cash equivalents included in other current assets	19	17
Total cash and cash equivalents and restricted cash and cash equivalents	$42	$60

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2023	2022
Utility plant:
Generation	30 - 55 years	$3,977	$3,977
Transmission	45 - 70 years	1,569	1,562
Distribution	20 - 65 years	4,189	4,134
General and intangible plant	5 - 65 years	887	871
Utility plant		10,622	10,544
Accumulated depreciation and amortization		(3,677)	(3,624)
Utility plant, net		6,945	6,920
Non-regulated, net of accumulated depreciation and amortization	45 years	1	1
		6,946	6,921
Construction work-in-progress		703	485
Property, plant and equipment, net		$7,649	$7,406

(4)    Recent Financing Transactions

Long-Term Debt

In March 2023, Nevada Power repurchased and entered into a re-offering of the following series of fixed-rate tax-exempt bonds: $40 million of its Coconino County, Arizona Pollution Control Corporation Revenue Bonds, Series 2017A, due 2032; $13 million of its Coconino County, Arizona Pollution Control Corporation Revenue Bonds, Series 2017B, due 2039; and $40 million of its Clark County, Nevada Revenue Bonds, Series 2017, due 2036. The Coconino Series 2017A bond was offered at a fixed rate of 4.125% and the Coconino Series 2017B and Clark Series 2017 bonds were offered at a fixed rate of 3.750%.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows:

Three-Month Period
Ended March 31,
2023

Federal statutory income tax rate	21%
Effects of ratemaking	(9)
Income tax credits	(2)
Other	10
Effective income tax rate	20%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2021.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a separate return basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the three-month periods ended March 31, 2023 and 2022, Nevada Power made no cash payments for federal income tax to BHE.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2023	2022
Qualified Pension Plan:
Other non-current assets	$26	$27

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(6)	(6)

Other Postretirement Plans:
Other non-current assets	7	7

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of March, 31 2023
Not designated as hedging contracts(1):
Commodity assets	$4	$—	$—	$4
Commodity liabilities	—	(90)	(30)	(120)
Total derivatives - net basis	$4	$(90)	$(30)	$(116)

As of December 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$23	$—	$—	$23
Commodity liabilities	—	(51)	(24)	(75)
Total derivatives - net basis	$23	$(51)	$(24)	$(52)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2023 a regulatory asset of $116 million was recorded related to the net derivative liability of $116 million. As of December 31, 2022 a regulatory asset of $52 million was recorded related to the net derivative liability of $52 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2023	2022

Electricity purchases	Megawatt hours	2	2
Natural gas purchases	Decatherms	155	109

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels "credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2023, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $10 million and $5 million as of March 31, 2023 and December 31, 2022, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Assets:
Commodity derivatives	$—	$—	$4	$4
Money market mutual funds	21	—	—	21
Investment funds	3	—	—	3
	$24	$—	$4	$28

Liabilities - commodity derivatives	$—	$—	$(120)	$(120)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$—	$23	$23
Money market mutual funds	34	—	—	34
Investment funds	3	—	—	3
	$37	$—	$23	$60

Liabilities - commodity derivatives	$—	$—	$(75)	$(75)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2023 and December 31, 2022, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022

Beginning balance	$(52)	$(113)
Changes in fair value recognized in regulatory assets	(65)	(56)
Settlements	1	1
Ending balance	$(116)	$(168)

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

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,195	$3,241	$3,195	$3,114

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

(10)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Customer Revenue:
Retail:
Residential	$293	$214
Commercial	136	96
Industrial	138	78
Other	6	1
Total fully bundled	573	389
Distribution only service	3	5
Total retail	576	394
Wholesale, transmission and other	18	16
Total Customer Revenue	594	410
Other revenue	5	5
Total operating revenue	$599	$415

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

Results of Operations for the First Quarter of 2023 and 2022

Overview

Net income for the first quarter of 2023 was $4 million, an increase of $6 million, compared to 2022 primarily due to higher interest and dividend income, mainly from higher carrying charges on regulatory balances, higher utility margin and higher cash surrender value of corporate-owned life insurance policies, partially offset by higher interest expense, primarily due to higher long-term debt, higher operations and maintenance expenses, mainly due to higher customer service operations expenses and higher plant operations and maintenance expenses, and higher depreciation and amortization, mainly due to higher plant placed in-service. Utility margin increased primarily due to higher retail customer volumes, higher other retail revenue and higher regulatory-related revenue deferrals. Retail customer volumes, including distribution only service customers, increased 3.3% primarily due to an increase in the average number of customers and the favorable impact of weather. Energy generated increased 37% for the first quarter of 2023 compared to 2022 due to higher natural gas-fueled generation. Wholesale electricity sales volumes decreased 50% and purchased electricity volumes decreased 35%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2023	2022	Change
Utility margin:
Operating revenue	$599	$415	$184	44%
Cost of fuel and energy	384	212	172	81
Utility margin	215	203	12	6
Operations and maintenance	73	65	8	12
Depreciation and amortization	106	103	3	3
Property and other taxes	14	13	1	8
Operating income	$22	$22	$—	—%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2023	2022	Change
Utility margin (in millions):
Operating revenue	$599	$415	$184	44%
Cost of fuel and energy	384	212	172	81
Utility margin	$215	$203	$12	6%

Sales (GWhs):
Residential	1,636	1,585	51	3%
Commercial	997	998	(1)	—
Industrial	1,242	1,175	67	6
Other	43	46	(3)	(7)
Total fully bundled(1)	3,918	3,804	114	3
Distribution only service	598	569	29	5
Total retail	4,516	4,373	143	3
Wholesale	63	125	(62)	(50)
Total GWhs sold	4,579	4,498	81	2%

Average number of retail customers (in thousands)	999	995	4	—%

Average revenue per MWh:
Retail - fully bundled(1)	$146.17	$102.11	$44.06	43%
Wholesale	$98.31	$42.91	$55.40	*

Heating degree days	1,310	954	356	37%
Cooling degree days	3	49	(46)	(94)%

Sources of energy (GWhs)(2)(3):
Natural gas	3,263	2,378	885	37%
Renewables	15	14	1	7
Total energy generated	3,278	2,392	886	37
Energy purchased	1,137	1,761	(624)	(35)
Total	4,415	4,153	262	6%

Average cost of energy per MWh(4):
Energy generated	$90.64	$41.92	$48.72	*
Energy purchased	$76.11	$63.27	$12.84	20%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 283 GWhs and 424 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2023 and 2022, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022
Utility margin increased $12 million, or 6%, for the first quarter of 2023 compared to 2022 primarily due to:
•$3 million of higher electric retail utility margin due to higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 3.3% primarily due to an increase in the average number of customers and the favorable impact of weather;
•$3 million of higher energy efficiency program rates (offset in operations and maintenance expense);
•$3 million of higher other retail revenue; and
•$2 million of higher regulatory-related revenue deferrals.

Operations and maintenance increased $8 million, or 12%, for the first quarter of 2023 compared to 2022 primarily due to higher customer service operations expenses, higher energy efficiency program costs (offset in operating revenue) and higher plant operations and maintenance expenses.

Depreciation and amortization increased $3 million, or 3%, for the first quarter of 2023 compared to 2022 primarily due to higher plant placed in-service.

Interest expense increased $11 million, or 29%, for the first quarter of 2023 compared to 2022 primarily due to higher long-term debt.

Interest and dividend income increased $13 million for the first quarter of 2023 compared to 2022 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net increased $3 million for the first quarter of 2023 compared to 2022 primarily due to higher cash surrender value of corporate-owned life insurance policies.

Liquidity and Capital Resources

As of March 31, 2023, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$23

Credit facility	400
Less -
Short-term debt	(33)
Net credit facility	367

Total net liquidity	$390
Credit facility:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022, were $(212) million and $85 million, respectively. The change was primarily due to higher payments related to fuel and energy costs, partially offset by higher collections from customers.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022, were $(233) million and $(189) million, respectively. The change was primarily due to increased capital expenditures, offset by the repayment of an affiliate note receivable. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2023 and 2022, were $427 million and $120 million, respectively. The change was primarily due to contributions from NV Energy, Inc. and higher proceeds from short-term debt, partially offset by lower proceeds from the issuance of long-term debt.

Long-Term Debt

In March 2023, Nevada Power repurchased and entered into a re-offering of the following series of fixed-rate tax-exempt bonds: $40 million of its Coconino County, Arizona Pollution Control Corporation Revenue Bonds, Series 2017A, due 2032; $13 million of its Coconino County, Arizona Pollution Control Corporation Revenue Bonds, Series 2017B, due 2039; and $40 million of its Clark County, Nevada Revenue Bonds, Series 2017, due 2036. The Coconino Series 2017A bond was offered at a fixed rate of 4.125% and the Coconino Series 2017B and Clark Series 2017 bonds were offered at a fixed rate of 3.750%

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $3.8 billion (excluding borrowings under Nevada Power's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective shelf registration statement with the SEC to issue up to $2.6 billion of general and refunding mortgage securities through November 2025.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023

Electric distribution	$51	$69	$285
Electric transmission	21	34	130
Solar generation	7	30	205
Electric battery storage	—	39	190
Other	110	161	528
Total	$189	$333	$1,338

Nevada Power received PUCN approval through its previous IRP filings for an increase in solar generation and electric transmission and through the fourth amendment to its 2021 Joint IRP filing for the addition of peaking turbines at a generating facility. Nevada Power has included estimates from its previous and latest IRP filings in its forecast capital expenditures for 2023. These estimates may change as a result of the RFP process. Nevada Power's historical and forecast capital expenditures include the following:
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program. Nevada Power has received approval from the PUCN to build a 350-mile, 525-kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substation; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substation. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Solar generation investment includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Electric battery storage includes two growth projects consisting of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023. The second project is a 220-MW grid-tied battery energy storage system that will be developed on the site of the retired Reid Gardner generating facility in Clark County, Nevada. Commercial operation is expected by the end of 2023.
•Other includes both growth projects and operating expenditures. Growth projects primarily consist of an additional 400 MW of peaking combustion turbines that will be developed at the Silverhawk generating facility in Clark County, Nevada. Commercial operation is expected by the third quarter of 2024. Operating expenditures consist of turbine upgrades at several generating facilities, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.
Material Cash Requirements

As of March 31, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2022. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2022.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2023, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2022, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2023

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$8	$49
Trade receivables, net	181	175
Inventories	83	79
Regulatory assets	310	357
Other current assets	34	50
Total current assets	616	710

Property, plant and equipment, net	3,622	3,587
Regulatory assets	261	254
Other assets	184	181

Total assets	$4,683	$4,732

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$162	$224
Note payable to affiliate	—	70
Short-term debt	50	—
Current portion of long-term debt	250	250
Other current liabilities	140	108
Total current liabilities	602	652

Long-term debt	898	898
Finance lease obligations	98	100
Regulatory liabilities	428	436
Deferred income taxes	438	445
Other long-term liabilities	144	153
Total liabilities	2,608	2,684

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - $3.75 stated value, 20,000,000 shares authorized and 1,000 issued and outstanding	—	—
Additional paid-in capital	1,576	1,576
Retained earnings	500	473
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	2,075	2,048

Total liabilities and shareholder's equity	$4,683	$4,732

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Regulated electric	$304	$227
Regulated natural gas	96	52
Total operating revenue	400	279

Operating expenses:
Cost of fuel and energy	181	124
Cost of natural gas purchased for resale	75	34
Operations and maintenance	56	41
Depreciation and amortization	46	36
Property and other taxes	7	6
Total operating expenses	365	241

Operating income	35	38

Other income (expense):
Interest expense	(16)	(13)
Allowance for borrowed funds	2	1
Allowance for equity funds	2	2
Interest and dividend income	7	3
Other, net	1	2
Total other income (expense)	(4)	(5)

Income before income tax expense (benefit)	31	33
Income tax expense (benefit)	4	5
Net income	$27	$28

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2021	1,000	$—	$1,111	$425	$(1)	$1,535
Net income	—	—	—	28	—	28
Contributions	—	—	130	—	—	130
Balance, March 31, 2022	1,000	$—	$1,241	$453	$(1)	$1,693

Balance, December 31, 2022	1,000	$—	$1,576	$473	$(1)	$2,048
Net income	—	—	—	27	—	27
Balance, March 31, 2023	1,000	$—	$1,576	$500	$(1)	$2,075

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$27	$28
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	46	36
Allowance for equity funds	(2)	(2)
Changes in regulatory assets and liabilities	6	(4)
Deferred income taxes and amortization of investment tax credits	(11)	(3)
Deferred energy	2	(7)
Amortization of deferred energy	42	23
Changes in other operating assets and liabilities:
Trade receivables and other assets	(5)	12
Inventories	(4)	(6)
Accrued property, income and other taxes	17	7
Accounts payable and other liabilities	(31)	(21)
Net cash flows from operating activities	87	63

Cash flows from investing activities:
Capital expenditures	(104)	(83)
Net cash flows from investing activities	(104)	(83)

Cash flows from financing activities:
Net (repayments of) proceeds from short-term debt	50	(102)
Contributions from parent	—	130
Repayments of affiliate note payable	(70)	—
Other, net	(2)	(2)
Net cash flows from financing activities	(22)	26

Net change in cash and cash equivalents and restricted cash and cash equivalents	(39)	6
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56	16
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$17	$22

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023, and for the three-month periods ended March 31, 2023 and 2022. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023.

(2)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of funds restricted by the Public Utilities Commission of Nevada ("PUCN") for a certain renewable energy contract. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$8	$49
Restricted cash and cash equivalents included in other current assets	9	7
Total cash and cash equivalents and restricted cash and cash equivalents	$17	$56

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2023	2022
Utility plant:
Electric generation	25 - 70 years	$1,301	$1,298
Electric transmission	50 - 76 years	995	993
Electric distribution	20 - 76 years	1,999	1,983
Electric general and intangible plant	5 - 65 years	221	219
Natural gas distribution	35 - 70 years	459	455
Natural gas general and intangible plant	5 - 65 years	16	15
Common general	5 - 65 years	380	380
Utility plant		5,371	5,343
Accumulated depreciation and amortization		(2,024)	(1,992)
		3,347	3,351
Construction work-in-progress		275	236
Property, plant and equipment, net		$3,622	$3,587

During 2022, Sierra Pacific revised its electric and gas depreciation rates effective January 2023 based on the results of a new depreciation study, the most significant impact of which was shorter average service lives for intangible software. The net effect of this change along with various changes to the average service lives of other utility plant groups will increase depreciation and amortization expense by $19 million annually based on depreciable plant balances at the time of the change.

(4)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
Effects of ratemaking	(9)	(7)
Other	1	1
Effective income tax rate	13%	15%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to the 2017 Tax Cuts and Jobs Act pursuant to an order issued by the PUCN effective January 1, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a separate return basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the three-month periods ended March 31, 2023 and 2022, Sierra Pacific made no cash payments for federal income tax to BHE.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2023	2022
Qualified Pension Plan:
Other non-current assets	$44	$43

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other long-term liabilities	(2)	(2)

(6)    Risk Management and Hedging Activities

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of March, 31 2023
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$—	$1
Commodity liabilities	—	(27)	(7)	(34)
Total derivatives - net basis	$1	$(27)	$(7)	$(33)

As of December 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$8	$—	$—	$8
Commodity liabilities	—	(14)	(7)	(21)
Total derivatives - net basis	$8	$(14)	$(7)	$(13)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2023 a net regulatory asset of $33 million was recorded related to the net derivative liability of $33 million. As of December 31, 2022 a net regulatory asset of $13 million was recorded related to the net derivative liability of $13 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2023	2022

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	67	52

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2023, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $1 million and $— million as of March 31, 2023 and December 31, 2022, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	7	—	—	7
Investment funds	1	—	—	1
	$8	$—	$1	$9

Liabilities - commodity derivatives	$—	$—	$(34)	$(34)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$—	$8	$8
Money market mutual funds	49	—	—	49
Investment funds	1	—	—	1
	$50	$—	$8	$58

Liabilities - commodity derivatives	$—	$—	$(21)	$(21)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of March 31, 2023 and December 31, 2022, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022

Beginning balance	$(13)	$(33)
Changes in fair value recognized in regulatory assets	(20)	(19)
Ending balance	$(33)	$(52)

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

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,148	$1,148	$1,148	$1,111

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

(9)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 10 (in millions):

	Three-Month Periods
	Ended March 31,
	2023			2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$115	$60	$175	$85	$32	$117
Commercial	91	27	118	70	15	85
Industrial	63	9	72	49	4	53
Other	2	—	2	1	—	1
Total fully bundled	271	96	367	205	51	256
Distribution only service	1	—	1	1	—	1
Total retail	272	96	368	206	51	257
Wholesale, transmission and other	32	—	32	21	—	21
Total Customer Revenue	304	96	400	227	51	278
Other revenue	—	—	—	—	1	1
Total operating revenue	$304	$96	$400	$227	$52	$279

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Operating revenue:
Regulated electric	$304	$227
Regulated natural gas	96	52
Total operating revenue	$400	$279

Operating income:
Regulated electric	$25	$30
Regulated natural gas	10	8
Total operating income	35	38
Interest expense	(16)	(13)
Allowance for borrowed funds	2	1
Allowance for equity funds	2	2
Interest and dividend income	7	3
Other, net	1	2
Total income before income tax expense (benefit)	$31	$33

	As of
	March 31,	December 31,
	2023	2022
Assets:
Regulated electric	$4,193	$4,224
Regulated natural gas	460	441
Other(1)	30	67
Total assets	$4,683	$4,732

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

Results of Operations for the First Quarter of 2023 and 2022

Overview

Net income for the first quarter of 2023 was $27 million, a decrease of $1 million, or 4%, compared to 2022 primarily due to higher operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses and higher customer service operations expenses, higher depreciation and amortization, mainly due to higher plant placed in-service and higher regulatory amortizations, and higher interest expense, primarily due to higher interest rates and debt, partially offset by higher utility margin and higher interest and dividend income, primarily from carrying charges on regulatory balances. Electric utility margin increased primarily due to higher retail rates due to the 2022 regulatory rate review with new rates effective January 2023, higher customer volumes and higher transmission and wholesale revenue. Electric retail customer volumes, including distribution only service customers, increased by 2.3% primarily due to the favorable impact of weather and an increase in the average number of customers. Natural gas utility margin increased primarily due to higher customer volumes from the favorable impact of weather. Energy generated increased 11% for the first quarter of 2023 compared to 2022 primarily due to higher natural gas- and coal-fueled generation. Wholesale electricity sales volumes decreased 21% and purchased electricity volumes decreased 20%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2023	2022	Change
Electric utility margin:
Operating revenue	$304	$227	$77	34%
Cost of fuel and energy	181	124	57	46
Electric utility margin	123	103	20	19%

Natural gas utility margin:
Operating revenue	96	52	44	85%
Natural gas purchased for resale	75	34	41	*
Natural gas utility margin	21	18	3	17%

Utility margin	144	121	23	19%

Operations and maintenance	56	41	15	37%
Depreciation and amortization	46	36	10	28
Property and other taxes	7	6	1	17
Operating income	$35	$38	$(3)	(8)%
*    Not meaningful

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2023	2022	Change
Utility margin (in millions):
Operating revenue	$304	$227	$77	34%
Cost of fuel and energy	181	124	57	46
Utility margin	$123	$103	$20	19%

Sales (GWhs):
Residential	732	663	69	10%
Commercial	721	700	21	3
Industrial	646	755	(109)	(14)
Other	3	4	(1)	(25)
Total fully bundled(1)	2,102	2,122	(20)	(1)
Distribution only service	668	585	83	14
Total retail	2,770	2,707	63	2
Wholesale	229	291	(62)	(21)
Total GWhs sold	2,999	2,998	1	—%

Average number of retail customers (in thousands)	372	369	3	1%

Average revenue per MWh:
Retail - fully bundled(1)	$128.99	$96.40	$32.59	34%
Wholesale	$107.76	$51.14	$56.62	*

Heating degree days	2,652	2,037	615	30%

Sources of energy (GWhs)(2):
Natural gas	1,066	990	76	8%
Coal	201	153	48	31
Renewables	4	5	(1)	(20)
Total energy generated	1,271	1,148	123	11
Energy purchased	823	1,033	(210)	(20)
Total	2,094	2,181	(87)	(4)%

Average cost of energy per MWh(3):
Energy generated	$102.35	$59.86	$42.49	71%
Energy purchased	$61.37	$53.19	$8.18	15%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2023	2022	Change
Utility margin (in millions):
Operating revenue	$96	$52	$44	85%
Natural gas purchased for resale	75	34	41	*
Utility margin	$21	$18	$3	17%

Sold (000's Dths):
Residential	5,866	4,552	1,314	29%
Commercial	2,938	2,512	426	17
Industrial	1,066	653	413	63
Total retail	9,870	7,717	2,153	28%

Average number of retail customers (in thousands)	182	179	3	2%

Average revenue per retail Dth sold	$9.74	$6.69	$3.05	46%

Heating degree days	2,652	2,037	615	30%

Average cost of natural gas per retail Dth sold	$7.63	$4.36	$3.27	75%
*    Not meaningful

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022

Electric utility margin increased $20 million, or 19%, for the first quarter of 2023 compared to 2022 primarily due to:
•$14 million of higher retail rates due to the 2022 regulatory rate review with new rates effective January 2023 and higher customer volumes. Retail customer volumes, including distribution only service customers, increased by 2.3% primarily due to the favorable impact of weather and an increase in the average number of customers; and
•$6 million of higher transmission and wholesale revenue.
Natural gas utility margin increased $3 million, or 17%, for the first quarter of 2023 compared to 2022 primarily due to higher customer volumes from the favorable impact of weather.
Operations and maintenance increased $15 million, or 37%, for the first quarter of 2023 compared to 2022 primarily due to higher plant operations and maintenance expenses, higher regulatory-approved cost recovery for the ON Line reallocation (offset in operating revenue) and higher customer service operations expenses.

Depreciation and amortization increased $10 million, or 28%, for the first quarter of 2023 compared to 2022 primarily due to higher plant placed in-service and higher regulatory amortizations.

Interest expense increased $3 million, or 23%, for the first quarter of 2023 compared to 2022 primarily due to higher interest rates and debt.

Interest and dividend income increased $4 million, for the first quarter of 2023 compared to 2022 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Liquidity and Capital Resources

As of March 31, 2023, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$8

Credit facility	250
Less:
Short-term debt	(50)
Net credit facility	200

Total net liquidity	$208
Credit facility:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022, were $87 million and $63 million, respectively. The change was primarily due to higher collections from customers, partially offset by higher payments related to fuel and energy costs.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022, were $(104) million and $(83) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2023 and 2022, were $(22) million and $26 million, respectively. The change was primarily due to lower contributions from NV Energy, Inc. and higher repayments of an affiliate note payable, partially offset by higher proceeds from short-term debt.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023

Electric distribution	$20	$32	$164
Electric transmission	20	19	73
Solar generation	—	—	3
Electric battery storage	—	—	8
Other	43	53	165
Total	$83	$104	$413

Sierra Pacific received PUCN approval through its previous IRP filings for an increase in solar generation and electric transmission. Sierra Pacific has included estimates from its latest IRP filing in its forecast capital expenditures for 2023. These estimates may change as a result of the RFP process. Sierra Pacific's historical and forecast capital expenditures include the following:

•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program. Sierra Pacific has received approval from the PUCN to build a 350-mile, 525-kV transmission line, known as Greenlink West, connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line, known as Greenlink North, connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substation; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substation. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Other includes both growth projects and operating expenditures consisting of turbine upgrades at the Tracy generating facility, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2023, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2022.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, derivatives, impairment of long-lived assets, income taxes and revenue recognition - unbilled revenue. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2022. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2022.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of March 31, 2023, the related consolidated statements of operations, comprehensive income, changes in equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Eastern Energy Gas as of December 31, 2022, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2023

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$103	$65
Trade receivables, net	177	202
Receivables from affiliates	29	30
Notes receivable from affiliates	629	536
Inventories	130	127
Prepayments and other deferred charges	57	78
Natural gas imbalances	60	193
Other current assets	54	72
Total current assets	1,239	1,303

Property, plant and equipment, net	10,281	10,202
Goodwill	1,286	1,286
Investments	285	278
Other assets	94	95

Total assets	$13,185	$13,164

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42	$86
Accounts payable to affiliates	8	10
Accrued interest	54	19
Accrued property, income and other taxes	69	77
Regulatory liabilities	34	126
Current portion of long-term debt	650	649
Other current liabilities	144	146
Total current liabilities	1,001	1,113

Long-term debt	3,247	3,243
Regulatory liabilities	592	596
Other long-term liabilities	340	324
Total liabilities	5,180	5,276

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	4,109	3,983
Accumulated other comprehensive loss, net	(45)	(42)
Total member's equity	4,064	3,941
Noncontrolling interests	3,941	3,947
Total equity	8,005	7,888

Total liabilities and equity	$13,185	$13,164

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Operating revenue	$553	$482

Operating expenses:
Cost of (excess) gas	20	(1)
Operations and maintenance	143	118
Depreciation and amortization	80	85
Property and other taxes	37	29
Total operating expenses	280	231

Operating income	273	251

Other income (expense):
Interest expense	(37)	(36)
Allowance for equity funds	2	2
Interest and dividend income	9	—
Other, net	—	(1)
Total other income (expense)	(26)	(35)

Income before income tax expense (benefit) and equity income (loss)	247	216
Income tax expense (benefit)	39	30
Equity income (loss)	32	19
Net income	240	205
Net income attributable to noncontrolling interests	118	111
Net income attributable to Eastern Energy Gas	$122	$94

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Net income	$240	$205

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $— and $—	(1)	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(1) and $1	(2)	4
Total other comprehensive (loss) income, net of tax	(3)	5

Comprehensive income	237	210
Comprehensive income attributable to noncontrolling interests	118	111
Comprehensive income attributable to Eastern Energy Gas	$119	$99

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, December 31, 2021	$3,501	$(43)	$4,036	$7,494
Net income	94	—	111	205
Other comprehensive income	—	5	—	5
Distributions	—	—	(114)	(114)
Balance, March 31, 2022	$3,595	$(38)	$4,033	$7,590

Balance, December 31, 2022	$3,983	$(42)	$3,947	$7,888
Net income	122	—	118	240
Other comprehensive loss	—	(3)	—	(3)
Distributions	(6)	—	(124)	(130)
Contributions	10	—	—	10
Balance, March 31, 2023	$4,109	$(45)	$3,941	$8,005

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$240	$205
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	1	1
Depreciation and amortization	80	85
Allowance for equity funds	(2)	(2)
Equity (income) loss, net of distributions	(6)	(8)
Changes in regulatory assets and liabilities	(92)	(14)
Deferred income taxes	20	27
Other, net	2	2
Changes in other operating assets and liabilities:
Trade receivables and other assets	40	40
Gas balancing activities	19	4
Derivative collateral, net	1	2
Accrued property, income and other taxes	9	(29)
Accounts payable and other liabilities	7	28
Net cash flows from operating activities	319	341

Cash flows from investing activities:
Capital expenditures	(59)	(75)
Repayment of notes by affiliates	40	3
Notes to affiliates	(134)	(117)
Other, net	(3)	(5)
Net cash flows from investing activities	(156)	(194)

Cash flows from financing activities:
Distributions to noncontrolling interests	(124)	(114)
Net cash flows from financing activities	(124)	(114)

Net change in cash and cash equivalents and restricted cash and cash equivalents	39	33
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	95	39
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$134	$72

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Energy Gas Holdings, LLC is a holding company, and together with its subsidiaries ("Eastern Energy Gas") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage operations in the eastern region of the U.S. and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. Eastern Energy Gas owns 100% of the general partner interest and 25% of the limited partnership interest in Cove Point. In addition, Eastern Energy Gas owns a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 416-mile FERC-regulated interstate natural gas transmission system. Eastern Energy Gas is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2022 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2023	2022
Utility plant:
Interstate natural gas transmission and storage assets	21 - 52 years	$9,053	$8,922
Intangible plant	5 - 18 years	116	113
Utility plant in-service		9,169	9,035
Accumulated depreciation and amortization		(3,075)	(3,039)
Utility plant in-service, net		6,094	5,996

Nonutility plant:
LNG facility	40 years	4,526	4,522
Intangible plant	14 years	25	25
Nonutility plant		4,551	4,547
Accumulated depreciation and amortization		(574)	(542)
Nonutility plant, net		3,977	4,005

		10,071	10,001
Construction work-in-progress		210	201
Property, plant and equipment, net		$10,281	$10,202

Construction work-in-progress includes $192 million and $181 million as of March 31, 2023 and December 31, 2022, respectively, related to the construction of utility plant.

(3)    Regulatory Matters

In September 2021, Eastern Gas Transmission and Storage, Inc. ("EGTS") filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transmission rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund. In September 2022, a settlement agreement was filed with the FERC, which provided for increased service rates and decreased depreciation rates. Under the terms of the settlement agreement, EGTS' rates result in an increase to annual firm transmission and storage services revenues of approximately $160 million and a decrease in annual depreciation expense of approximately $30 million, compared to the rates in effect prior to April 1, 2022. EGTS' provision for rate refund for April 2022 through February 2023, including accrued interest, totaled $91 million. In November 2022, the FERC approved the settlement agreement and the rate refunds to customers were processed in late February 2023.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2023	2022
Investments:
Investment funds	$17	$14

Equity method investments:
Iroquois	268	264
Total investments	285	278

Restricted cash and cash equivalents:
Customer deposits	31	30
Total restricted cash and cash equivalents	31	30

Total investments and restricted cash and cash equivalents	$316	$308

Reflected as:
Current assets	$31	$30
Noncurrent assets	285	278
Total investments and restricted cash and cash equivalents	$316	$308
Equity Method Investments

Eastern Energy Gas, through subsidiaries, owns 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of March 31, 2023 and December 31, 2022, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $26 million and $11 million for the three-month periods ended March 31, 2023 and 2022, respectively.

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of customer deposits as allowed under the FERC gas tariffs. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$103	$65
Restricted cash and cash equivalents included in other current assets	31	30
Total cash and cash equivalents and restricted cash and cash equivalents	$134	$95

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	2	5
Equity interest	3	2
Effects of ratemaking	—	(4)
Noncontrolling interest	(10)	(11)
Other, net	—	1
Effective income tax rate	16%	14%

For the period ended March 31, 2023, Eastern Energy Gas' reconciliation of the federal statutory income tax rate to the effective income tax rate is driven primarily by an absence of tax on income attributable to Cove Point's 75% noncontrolling interest.

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $2 million and $3 million to the MidAmerican Energy Company Retirement Plan for the three-month periods ended March 31, 2023 and 2022, respectively, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the three-month periods ended March 31, 2023 and 2022. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of March 31, 2023 and December 31, 2022, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $51 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Assets:
Money market mutual funds	$95	$—	$—	$95
Equity securities:
Investment funds	17	—	—	17
	$112	$—	$—	$112

Liabilities:
Foreign currency exchange rate derivatives	$—	$(20)	$—	$(20)
	$—	$(20)	$—	$(20)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$1	$—	$1
Money market mutual funds	42	—	—	42
Equity securities:
Investment funds	14	—	—	14
	$56	$1	$—	$57

Liabilities:
Foreign currency exchange rate derivatives	$—	$(20)	$—	$(20)
	$—	$(20)	$—	$(20)

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

Eastern Energy Gas' long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of Eastern Energy Gas' long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Eastern Energy Gas' variable-rate long-term debt approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Eastern Energy Gas' long-term debt (in millions):

	As of March 31, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,897	$3,604	$3,892	$3,510

(8)    Commitments and Contingencies

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Customer Revenue:
Regulated:
Gas transmission and storage	$332	$285
Other	2	—
Total regulated	334	285
Nonregulated	217	203
Total Customer Revenue	551	488
Other revenue(1)	2	(6)
Total operating revenue	$553	$482

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Eastern Energy Gas has recognized contract liabilities of $70 million and $80 million as of March 31, 2023 and December 31, 2022, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the three-month period ended March 31, 2023, Eastern Energy Gas recognized revenue of $22 million from the beginning contract liability balance.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2023 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,657	$15,340	$16,997

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2021	$(6)	$(42)	$5	$(43)
Other comprehensive income	1	4	—	5
Balance, March 31, 2022	$(5)	$(38)	$5	$(38)

Balance, December 31, 2022	$(1)	$(43)	$2	$(42)
Other comprehensive loss	(1)	(2)	—	(3)
Balance, March 31, 2023	$(2)	$(45)	$2	$(45)

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

Results of Operations for the First Quarter of 2023 and 2022

Overview

Net income attributable to Eastern Energy Gas for the first quarter of 2023 was $122 million, an increase of $28 million compared to 2022. Net income increased primarily due to higher margin from EGTS' regulated gas transmission and storage operations of $32 million and higher earnings from Iroquois due to favorable fixed negotiated rate agreements and hedges, partially offset by higher operations and maintenance expenses.

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022

Operating revenue increased $71 million, or 15%, for the first quarter of 2023 compared to 2022, primarily due to an increase in regulated gas transmission and storage services revenues due to the settlement of EGTS' general rate case of $42 million, increased LNG revenues as a result of the timing of the release of contract liabilities from scheduled outage days in 2022 of $19 million, an increase in variable revenue related to park and loan activity of $10 million and derivative losses in 2022 of $7 million, partially offset by a net decrease in regulated gas transmission and storage services revenues due to volumes primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $6 million.

Cost of (excess) gas was an expense of $20 million for the first quarter of 2023 compared to a credit of $1 million for the first quarter of 2022. The change is primarily from the unfavorable revaluation of the volumes retained prior to the effective date of the new fuel tracker, due to lower natural gas prices.

Operations and maintenance increased $25 million, or 21%, for the first quarter of 2023 compared to 2022, primarily due to higher corporate charges of $10 million, an increase in salaries, wages and benefits of $6 million and an increase in Cove Point outside services of $4 million.

Depreciation and amortization decreased $5 million, or 6%, for the first quarter of 2023 compared to 2022, primarily due to the settlement of depreciation rates in EGTS' general rate case of $8 million, partially offset by higher plant placed in-service of $3 million.

Property and other taxes increased $8 million, or 28%, for the first quarter of 2023 compared to 2022, primarily due to lower 2021 tax assessments that were finalized in 2022.

Interest and dividend income increased $9 million for the first quarter of 2023 compared to 2022, primarily due to higher outstanding borrowings and higher interest rates from BHE GT&S' intercompany revolving credit agreement with Eastern Energy Gas.

Income tax expense increased $9 million, or 30%, for the first quarter of 2023 compared to 2022, primarily due to higher pre-tax income. The effective tax rate was 16% for 2023 and 14% for 2022.

Equity income increased $13 million, or 68%, for the first quarter of 2023 compared to 2022, primarily due to higher earnings from Iroquois due to favorable fixed negotiated rate agreements and hedges.

Net income attributable to noncontrolling interests increased $7 million, or 6%, for the first quarter of 2023 compared to 2022, primarily due to increased LNG revenues as a result of the timing of the release of contract liabilities from scheduled outage days in 2022, partially offset by an increase in Cove Point outside services.

Liquidity and Capital Resources

As of March 31, 2023, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$103
Intercompany revolving credit agreement	400
Total net liquidity	$503

Intercompany revolving credit agreement:
Maturity date	2024

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022 were $319 million and $341 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers, partially offset by the impacts from the rate increase in effect April 1, 2022 for the EGTS general rate case and other changes in working capital.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022 were $(156) million and $(194) million, respectively. The change is primarily due to an increase in repayments of loans by affiliates of $37 million and a decrease in capital expenditures of $16 million, partially offset by an increase in loans to its parent under an intercompany revolving credit agreement of $17 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2023 were $(124) million and consisted of distributions to noncontrolling interests from Cove Point.

Net cash flows from financing activities for the three-month period ended March 31, 2022 were $(114) million and consisted of distributions to noncontrolling interests from Cove Point.

Future Uses of Cash

Eastern Energy Gas has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, intercompany revolving credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, investments, debt retirements and other capital requirements. The availability and terms under which Eastern Energy Gas and each subsidiary has access to external financing depends on a variety of factors, including regulatory approvals, Eastern Energy Gas' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the natural gas transmission and storage and LNG export, import and storage industries.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023

Natural gas transmission and storage	$7	$4	$36
Other	68	55	390
Total	$75	$59	$426

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2022.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets and income taxes. For additional discussion of Eastern Energy Gas' critical accounting estimates, see Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in Eastern Energy Gas' assumptions regarding critical accounting estimates since December 31, 2022.

Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of March 31, 2023, the related consolidated statements of operations, comprehensive income, changes in shareholder's equity and cash flows for the three-month periods ended March 31, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2022 and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2023 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 5, 2023

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$46	$16
Restricted cash and cash equivalents	29	29
Trade receivables, net	84	113
Receivables from affiliates	13	13
Inventories	51	50
Prepayments and other deferred charges	34	36
Natural gas imbalances	62	193
Other current assets	12	30
Total current assets	331	480

Property, plant and equipment, net	4,604	4,504
Other assets	185	190

Total assets	$5,120	$5,174

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	March 31, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$30	$46
Accounts payable to affiliates	5	5
Accrued interest	23	7
Accrued property, income and other taxes	59	71
Accrued employee expenses	19	13
Notes payable to affiliates	13	36
Regulatory liabilities	21	109
Customer and security deposits	29	29
Asset retirement obligations	22	25
Other current liabilities	31	32
Total current liabilities	252	373

Long-term debt	1,582	1,582
Regulatory liabilities	517	518
Other long-term liabilities	102	101
Total liabilities	2,453	2,574

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,282	1,275
Retained earnings	805	746
Accumulated other comprehensive loss, net	(29)	(30)
Total shareholder's equity	2,667	2,600

Total liabilities and shareholder's equity	$5,120	$5,174
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Operating revenue	$278	$223

Operating expenses:
Cost of (excess) gas	20	(3)
Operations and maintenance	99	84
Depreciation and amortization	37	43
Property and other taxes	14	9
Total operating expenses	170	133

Operating income	108	90

Other income (expense):
Interest expense	(18)	(17)
Allowance for equity funds	1	1
Total other income (expense)	(17)	(16)

Income before income tax expense (benefit)	91	74
Income tax expense (benefit)	23	19
Net income	$68	$55
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022

Net income	$68	$55

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $— and $—	1	1
Total other comprehensive income, net of tax	1	1
Comprehensive income	$69	$56

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2021	60,101	$609	$1,241	$721	$(31)	$2,540
Net income	—	—	—	55	—	55
Other comprehensive income	—	—	—	—	1	1
Balance, March 31, 2022	60,101	$609	$1,241	$776	$(30)	$2,596

Balance, December 31, 2022	60,101	$609	$1,275	$746	$(30)	$2,600
Net income	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(9)	—	(9)
Contributions	—	—	7	—	—	7
Balance, March 31, 2023	60,101	$609	$1,282	$805	$(29)	$2,667

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$68	55
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	37	43
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	(85)	(6)
Deferred income taxes	8	13
Other, net	1	3
Changes in other operating assets and liabilities:
Trade receivables and other assets	42	37
Receivables from affiliates	—	(9)
Gas balancing activities	17	(1)
Accrued property, income and other taxes	(15)	(18)
Accounts payable and other liabilities	21	20
Accounts payable to affiliates	—	(8)
Net cash flows from operating activities	93	128

Cash flows from investing activities:
Capital expenditures	(37)	(53)
Other, net	(3)	(3)
Net cash flows from investing activities	(40)	(56)

Cash flows from financing activities:
Repayment of notes payable to affiliates, net	(23)	(68)
Net cash flows from financing activities	(23)	(68)

Net change in cash and cash equivalents and restricted cash and cash equivalents	30	4
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$75	$30

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Gas Transmission and Storage, Inc. and its subsidiaries ("EGTS") conduct business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage. EGTS' operations include transmission assets located in Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. EGTS also operates one of the nation's largest underground natural gas storage systems located in New York, Pennsylvania and West Virginia. EGTS is a wholly owned subsidiary of Eastern Energy Gas Holdings, LLC ("Eastern Energy Gas"), which is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022. The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2022 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2023.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2023	2022

Interstate natural gas transmission and storage assets	28 - 50 years	$6,842	$6,724
Intangible plant	12 - 20 years	80	79
Plant in-service		6,922	6,803
Accumulated depreciation and amortization		(2,465)	(2,440)
		4,457	4,363
Construction work-in-progress		147	141
Property, plant and equipment, net		$4,604	$4,504

(3)    Regulatory Matters

In September 2021, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective November 1, 2021. EGTS proposed an annual cost-of-service of approximately $1.1 billion, and requested increases in various rates, including general system storage rates by 85% and general system transmission rates by 60%. In October 2021, the FERC issued an order that accepted the November 1, 2021 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until April 1, 2022, subject to refund. In September 2022, a settlement agreement was filed with the FERC, which provided for increased service rates and decreased depreciation rates. Under the terms of the settlement agreement, EGTS' rates result in an increase to annual firm transmission and storage services revenues of approximately $160 million and a decrease in annual depreciation expense of approximately $30 million, compared to the rates in effect prior to April 1, 2022. EGTS' provision for rate refund for April 2022 through February 2023, including accrued interest, totaled $91 million. In November 2022, the FERC approved the settlement agreement and the rate refunds to customers were processed in late February 2023.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2023	2022
Investments:
Investment funds	$17	$14

Restricted cash and cash equivalents:
Customer deposits	29	29
Total restricted cash and cash equivalents	29	29

Total investments and restricted cash and cash equivalents	$46	$43

Reflected as:
Current assets	$29	$29
Noncurrent assets	17	14
Total investments and restricted cash and cash equivalents	$46	$43
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist of customer deposits as allowed under the FERC gas tariff. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2023	2022

Cash and cash equivalents	$46	$16
Restricted cash and cash equivalents	29	29
Total cash and cash equivalents and restricted cash and cash equivalents	$75	$45

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2023	2022

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax benefit	4	5
Effective income tax rate	25%	26%

(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $2 million and $3 million to the MidAmerican Energy Company Retirement Plan for the three-month periods ended March 31, 2023 and 2022, respectively, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the three-month period ended March 31, 2022. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of March 31, 2023 and December 31, 2022, EGTS' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $47 million.

(7)    Fair Value Measurements

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2023:
Assets:
Money market mutual funds	$40	$—	$—	$40
Equity securities:
Investment funds	17	—	—	17
	$57	$—	$—	$57

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$1	$—	$1
Money market mutual funds	8	—	—	8
Equity securities:
Investment funds	14	—	—	14
	$22	$1	$—	$23

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

EGTS' long-term debt is carried at cost on the Consolidated Financial Statements. The fair value of EGTS' long-term debt is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The following table presents the carrying value and estimated fair value of EGTS' long-term debt (in millions):

	As of March 31, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,582	$1,393	$1,582	$1,337

(8)    Commitments and Contingencies

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2023	2022
Customer Revenue:
Regulated:
Gas transmission	$191	$165
Gas storage	67	47
Other	2	—
Total regulated	260	212
Management service and other revenues	17	18
Total Customer Revenue	277	230
Other revenue(1)	1	(7)
Total operating revenue	$278	$223

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2023 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total

EGTS	$746	$3,390	$4,136

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

Results of Operations for the First Quarter of 2023 and 2022

Overview

Net income for the first quarter of 2023 was $68 million, an increase of $13 million, or 24%, compared to 2022. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $32 million and a decrease due to lower depreciation rates due to the settlement in EGTS' general rate case, partially offset by higher operations and maintenance expenses, lower 2021 tax assessments finalized in 2022 and an increase in income tax expense primarily due to higher pre-tax income.

Quarter Ended March 31, 2023 Compared to Quarter Ended March 31, 2022

Operating revenue increased $55 million, or 25%, for the first quarter of 2023 compared to 2022, primarily due to an increase in regulated gas transmission and storage services revenues due to the settlement of EGTS' general rate case of $42 million, an increase in variable revenue related to park and loan activity of $10 million and derivative losses in 2022 of $7 million, partially offset by a net decrease in regulated gas transmission and storage services revenues due to volumes primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $6 million.

Cost of (excess) gas was an expense of $20 million for the first quarter of 2023 compared to a credit of $3 million for the first quarter of 2022. The change is primarily from the unfavorable revaluation of the volumes retained prior to the effective date of the new fuel tracker, due to lower natural gas prices.

Operations and maintenance increased $15 million, or 18%, for the first quarter of 2023 compared to 2022, primarily due to higher corporate charges of $6 million and an increase in salaries, wages and benefits of $5 million.

Depreciation and amortization decreased $6 million, or 14%, for the first quarter of 2023 compared to 2022, primarily due to the settlement of deprecation rates in EGTS' general rate case of $8 million, partially offset by higher plant placed in-service of $2 million.

Property and other taxes increased $5 million, or 56%, for the first quarter of 2023 compared to 2022, primarily due to lower 2021 tax assessments that were finalized in 2022.

Income tax expense increased $4 million, or 21%, for the first quarter of 2023 compared to 2022, primarily due to higher pre-tax income. The effective tax rate was 25% for 2023 and 26% for 2022.

Liquidity and Capital Resources

As of March 31, 2023, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$46

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	13
Net intercompany revolving credit agreement	387

Total net liquidity	$433

Intercompany credit agreement:
Maturity date	2024

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2023 and 2022 were $93 million and $128 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers, partially offset by the impacts from the rate increase in effect April 1, 2022 for the EGTS general rate case and other changes in working capital.

The timing of EGTS' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2023 and 2022 were $(40) million and $(56) million, respectively. The change is primarily due to a decrease in capital expenditures of $16 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2023 were $(23) million and consisted of net repayment of notes payable to Eastern Energy Gas.

Net cash flows from financing activities for the three-month period ended March 31, 2022 were $(68) million and consisted of net repayment of notes payable to Eastern Energy Gas.

Future Uses of Cash

EGTS has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, intercompany revolving credit agreements, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, investments, debt retirements and other capital requirements. The availability and terms under which EGTS has access to external financing depends on a variety of factors, including regulatory approvals, EGTS' credit ratings, investors' judgment of risk and conditions in the overall capital markets, including the condition of the natural gas transmission and storage industry.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2022	2023	2023

Natural gas transmission and storage	$6	$3	$27
Other	47	34	225
Total	$53	$37	$252

Natural gas transmission and storage includes primarily growth capital expenditures related to planned regulated projects. Other includes primarily pipeline integrity work, automation and controls upgrades, underground storage, corrosion control, unit exchanges, compressor modifications and projects related to Pipeline Hazardous Materials Safety Administration natural gas storage rules. The amounts also include EGTS' asset modernization program, which includes projects for vintage pipeline replacement, compression replacement, pipeline assessment and underground storage integrity.

Material Cash Requirements

As of March 31, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2022.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of EGTS' critical accounting estimates, see Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in EGTS' assumptions regarding critical accounting estimates since December 31, 2022.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2022. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 7 of the Notes to Consolidated Financial Statements of Nevada Power and Note 6 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2023.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

Berkshire Hathaway Energy and PacifiCorp

Multiple lawsuits, complaints and demands alleging similar claims totaling approximately $8.0 billion have been filed in Oregon and California related to the 2020 Wildfires. Multiple complaints have also been filed in California for the 2022 McKinney fire. Generally, the complaints filed in California do not specify damages sought. Investigations into the causes and origins of those wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

On September 30, 2020, a putative class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20CV33885, Circuit Court, Multnomah County, Oregon. The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain Complex, South Obenchain, Two Four Two and Santiam Canyon fires, as well as to add claims for noneconomic damages. The amended complaint alleges that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020 and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks the following damages for the plaintiffs and the putative class: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities, in excess of $1 billion; (ii) damages for real and personal property and other economic losses of not less than $600 million; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of timber, trees and shrubbery; (v) double the damages for the costs of litigation and reforestation; (vi) prejudgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The plaintiffs demand a trial by jury and have reserved their right to further amend the complaint to allege claims for punitive damages. In May 2022, the Multnomah Circuit Court granted issue class certification and consolidated this case with others as described below. PacifiCorp requested an immediate appeal of the issue class certification before the Oregon Court of Appeals. In January 2023, the Oregon Court of Appeals denied PacifiCorp's request for appeal. In February 2023, the plaintiffs filed a motion to amend the complaint to add punitive damages in an unspecified amount. On March 23, 2023, the plaintiffs filed an amended complaint seeking punitive damages with permission of the Circuit Court. Plaintiffs seek punitive damages at a five times multiplier to the amount of compensatory damages awarded. On April 24, 2023, the jury trial began in Multnomah County Circuit Court.

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

On March 17, 2022, a complaint against PacifiCorp was filed, captioned Roseburg Resources Co et al. v. PacifiCorp, Case No. 22CV09346, Circuit Court, Douglas County, Oregon. The complaint was filed by nine businesses and public pension plans that own and/or operate timberlands or possess property in Douglas County who allege damages, losses and injuries associated with their timberlands as a result of the French Creek, Archie Creek, Susan Creek and Smith Springs Road fires in Douglas County in September 2020. The complaint alleges (i) PacifiCorp's conduct constituted not only common law negligence but also gross negligence and that such conduct contributed to or caused the ignition and spread of the aforementioned fires; (ii) PacifiCorp violated certain Oregon rules and regulations; and (iii) as an alternative to negligence, inverse condemnation. The complaint seeks the following damages as amended: (i) economic and property damages in excess of $195 million under a determination of negligence or inverse condemnation; (ii) doubling of those economic damages to in excess of $390 million under a determination of gross negligence pursuant to Oregon statutes; (iii) all costs of the lawsuit; (iv) prejudgment interest of $43 million and post-judgment interest as allowed by law; and (v) attorneys' fees of $105 million and other costs.

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

On October 19, 2022, the Multnomah County Circuit Court consolidated Freres Timber, Inc. v. PacifiCorp, Case No. 22CV29694 ("Freres") into Jeanyne James et al. v. PacifiCorp et al., Case No. 20CV33885 (described above). The Freres case was filed in Oregon Circuit Court in Multnomah County, Oregon on September 1, 2022, by one plaintiff and seeks $40 million for claims of (i) negligence, (ii) gross negligence, and (iii) inverse condemnation.

On November 1, 2022, three complaints were filed against PacifiCorp, captioned Moore et al. v. PacifiCorp, No. 22CV37302; Blodgett et al. v. PacifiCorp, No. 22CV37306; and Ellis et al. v. PacifiCorp, No. 22CV37304. Three additional cases were filed December 5, 2022, captioned Tague et al. v. PacifiCorp, No. 22CV41242; Long, et al. v. PacifiCorp, No. 22CV41283; and Moyers et al. v. PacifiCorp, No. 22CV41293. On January 6, 2023, an additional complaint was filed against PacifiCorp captioned Meyer et al. v. PacifiCorp, No. 23CV00748. On January 17, 2023, seven additional cases were filed, captioned Foster et al. v. PacifiCorp, No. 23CV02142; Hall et al. v. PacifiCorp, No. 23CV02184; Jones et al. v. PacifiCorp, No. 23CV02110; Price et al. v. PacifiCorp, No. 23CV02175; Minott et al. v. PacifiCorp, No. 23CV02203; Webb et al. v. PacifiCorp, No. 23CV02202; and Keith et al. v. PacifiCorp, No. 23CV02200. On January 24, 2023, three additional cases were filed captioned Kidd et al. v. PacifiCorp, No. 23CV03318; Parker et al. v. PacifiCorp, No. 23CV03317; and Diaz et al. v. PacifiCorp, No. 23CV03313. These complaints were filed in Circuit Courts, Douglas County and Multnomah County, Oregon with substantially similar allegations as those of the Roseburg Resources Co case with the exception that certain of the complaints do not allege inverse condemnation. On February 9, 2023, in an oral ruling, the Circuit Court ordered these seventeen cases consolidated for trial as to certain specified issues, along with the above mentioned Roseburg Resources Co case; the precise scope of the trial will be determined in a later order. Collectively, these eighteen cases seek in excess of $1,300 million in damages, inclusive of the $573 million Roseburg Resources Co case. On February 14, 2023, the Circuit Court ordered that all plaintiffs' claims for inverse condemnation be dismissed; a written order is forthcoming.

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

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022.

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

BERKSHIRE HATHAWAY ENERGY

10.1
First Amending Agreement to the Credit Agreement, dated April 27, 2021, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

10.2
Second Amending Agreement to the Credit Agreement, dated April 27, 2022, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

10.3
Third Amending Agreement to the Credit Agreement, dated April 27, 2023, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

95	Mine Safety Disclosures Required by the Dodd-Frank Wall Street Reform and Consumer Protection Act.

MIDAMERICAN ENERGY

15.3	Awareness Letter of Independent Registered Public Accounting Firm.

31.5	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.6	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.5	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.6	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

MIDAMERICAN FUNDING

31.7	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.8	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.7	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.8	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NEVADA POWER

15.4	Awareness Letter of Independent Registered Public Accounting Firm.

31.9	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.10	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.9	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.10	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIERRA PACIFIC

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EASTERN ENERGY GAS

10.4	Amended and Restated $400,000,000 Inter-Company Credit Agreement, dated as of March 1, 2023, by and between BHE GT&S, LLC and Eastern Energy Gas Holdings, LLC.

31.13	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.14	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.13	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.14	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

EASTERN GAS TRANSMISSION AND STORAGE

10.5	Amended and Restated $400,000,000 Inter-Company Credit Agreement, dated as of March 1, 2023, by and between Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc.

10.6	Amended and Restated $400,000,000 Inter-Company Credit Agreement, dated as of March 1, 2023, by and between Eastern Gas Transmission and Storage, Inc. and Eastern Energy Gas Holdings, LLC.

31.15	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.16	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.15	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.16	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 5, 2023	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 5, 2023	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 5, 2023	/s/ Thomas B. Specketer
Thomas B. Specketer
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 5, 2023	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 5, 2023	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: May 5, 2023	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: May 5, 2023	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)