Form 10-Q
period 2023-09-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2023-11-06
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
or
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
(A Virginia Limited Liability Company)
10700 Energy Way
Glen Allen, Virginia 23060
804-613-5100

333-266049	EASTERN GAS TRANSMISSION AND STORAGE, INC.	55-0629203
(A Delaware Corporation)
10700 Energy Way
Glen Allen, Virginia 23060
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of November 2, 2023, 75,627,913 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of November 2, 2023, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of November 2, 2023.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of November 2, 2023, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 2, 2023, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of November 2, 2023, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of November 2, 2023.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are owned by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 2, 2023, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
The Transaction	The acquisition of 50% limited partner interests in Cove Point LNG, LP from DECP Holdings, Inc., an indirect wholly owned subsidiary of Dominion Energy, Inc.

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred in September 2020
2022 McKinney Fire	A wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
CCR	Coal Combustion Residuals
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DEAA	Deferred Energy Accounting Adjustment
Dth	Decatherm
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GTA	General Tariff Application
GWh	Gigawatt Hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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
•the outcomes of legal actions associated with the 2020 Wildfires and the 2022 McKinney Fire, which could have a material adverse effect on PacifiCorp's financial condition and could limit PacifiCorp's ability to access capital on terms commensurate with historical transactions and could impact PacifiCorp's liquidity, cash flows and capital expenditure plans;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	31
PacifiCorp and its subsidiaries	75
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	109
Nevada Power Company and its subsidiaries	131
Sierra Pacific Power Company and its subsidiaries	154
Eastern Energy Gas Holdings, LLC and its subsidiaries	178
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	195

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2023, the related consolidated statements of operations, comprehensive income (loss), and changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2023

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,047	$1,591
Investments and restricted cash and cash equivalents	955	2,141
Trade receivables, net	2,691	2,876
Inventories	1,427	1,256
Mortgage loans held for sale	616	474
Regulatory assets	1,492	1,319
Other current assets	887	1,345
Total current assets	10,115	11,002

Property, plant and equipment, net	96,627	93,043
Goodwill	11,482	11,489
Regulatory assets	4,202	3,743
Investments and restricted cash and cash equivalents and investments	10,104	11,273
Other assets	3,552	3,290

Total assets	$136,082	$133,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,683	$2,679
Accrued interest	722	558
Accrued property, income and other taxes	712	746
Accrued employee expenses	451	333
Short-term debt	1,617	1,119
Current portion of long-term debt	2,313	3,201
Other current liabilities	1,500	1,677
Total current liabilities	9,998	10,313

BHE senior debt	13,100	13,096
BHE junior subordinated debentures	100	100
Subsidiary debt	37,207	35,238
Regulatory liabilities	6,478	7,070
Deferred income taxes	12,506	12,678
Other long-term liabilities	6,738	4,706
Total liabilities	86,127	83,201

Commitments and contingencies (Note 11)

Equity:
BHE shareholders' equity:
Preferred stock - 100 shares authorized, $0.01 par value, 1 shares issued and outstanding	850	850
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	5,573	6,298
Retained earnings	44,365	41,833
Accumulated other comprehensive loss, net	(2,145)	(2,149)
Total BHE shareholders' equity	48,643	46,832
Noncontrolling interests	1,312	3,807
Total equity	49,955	50,639

Total liabilities and equity	$136,082	$133,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Energy	$5,958	$6,095	$16,362	$15,858
Real estate	1,212	1,405	3,383	4,284
Total operating revenue	7,170	7,500	19,745	20,142

Operating expenses:
Energy:
Cost of sales	2,009	1,959	5,530	4,944
Operations and maintenance	1,184	1,064	3,518	3,024
Wildfire losses, net of recoveries (Note 11)	1,263	—	1,671	64
Depreciation and amortization	1,015	1,102	3,035	3,154
Property and other taxes	204	200	613	604
Real estate	1,181	1,352	3,351	4,086
Total operating expenses	6,856	5,677	17,718	15,876

Operating income	314	1,823	2,027	4,266

Other income (expense):
Interest expense	(603)	(555)	(1,788)	(1,637)
Capitalized interest	36	19	93	54
Allowance for equity funds	76	43	186	123
Interest and dividend income	110	40	323	93
(Losses) gains on marketable securities, net	(76)	(3,270)	926	(1,999)
Other, net	(3)	5	115	(16)
Total other income (expense)	(460)	(3,718)	(145)	(3,382)

Income (loss) before income tax expense (benefit) and equity income (loss)	(146)	(1,895)	1,882	884
Income tax expense (benefit)	(777)	(1,213)	(1,194)	(1,571)
Equity income (loss)	(60)	(13)	(197)	(153)
Net income (loss)	571	(695)	2,879	2,302
Net income attributable to noncontrolling interests	77	147	321	376
Net income (loss) attributable to BHE shareholders	494	(842)	2,558	1,926
Preferred dividends	8	8	25	37
Earnings (loss) on common shares	$486	$(850)	$2,533	$1,889

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Net income (loss)	$571	$(695)	$2,879	$2,302

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $10, $9, $3 and $21	21	25	10	65
Foreign currency translation adjustment	(313)	(665)	18	(1,256)
Unrealized gains (losses) on cash flow hedges, net of tax of $(3), $22, $(10) and $58	(7)	45	(23)	148
Total other comprehensive (loss) income, net of tax	(299)	(595)	5	(1,043)

Comprehensive income (loss)	272	(1,290)	2,884	1,259
Comprehensive income attributable to noncontrolling interests	77	147	321	376
Comprehensive income (loss) attributable to BHE shareholders	$195	$(1,437)	$2,563	$883

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
				Long-term		Accumulated
			Additional	Income		Other
	Preferred	Common	Paid-in	Tax	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Receivable	Earnings	Loss, Net	Interests	Equity
Balance, June 30, 2022	$850	$—	$6,298	$(744)	$42,688	$(1,788)	$3,887	$51,191
Net (loss) income	—	—	—	—	(842)	—	147	(695)
Other comprehensive loss	—	—	—	—	—	(595)	—	(595)
Long-term income tax receivable adjustments	—	—	—	744	(744)	—	—	—
Preferred stock dividend	—	—	—	—	(8)	—	—	(8)
Distributions	—	—	—	—	—	—	(149)	(149)
Contributions	—	—	—	—	—	—	2	2
Other equity transactions	—	—	—	—	(1)	—	—	(1)
Balance, September 30, 2022	$850	$—	$6,298	$—	$41,093	$(2,383)	$3,887	$49,745

Balance, December 31, 2021	$1,650	$—	$6,374	$(744)	$40,754	$(1,340)	$3,895	$50,589
Net income	—	—	—	—	1,926	—	376	2,302
Other comprehensive loss	—	—	—	—	—	(1,043)	—	(1,043)
Long-term income tax receivable adjustments	—	—	—	744	(744)	—	—	—
Preferred stock redemptions	(800)	—	—	—	—	—	—	(800)
Preferred stock dividend	—	—	—	—	(37)	—	—	(37)
Common stock purchases	—	—	(77)	—	(793)	—	—	(870)
Distributions	—	—	—	—	—	—	(394)	(394)
Contributions	—	—	—	—	—	—	4	4
Other equity transactions	—	—	1	—	(13)	—	6	(6)
Balance, September 30, 2022	$850	$—	$6,298	$—	$41,093	$(2,383)	$3,887	$49,745

Balance, June 30, 2023	$850	$—	$6,298	$—	$43,880	$(1,845)	$3,777	$52,960
Net income	—	—	—	—	494	—	77	571
Other comprehensive loss	—	—	—	—	—	(299)	—	(299)
Preferred stock dividend	—	—	—	—	(8)	—	—	(8)
Distributions	—	—	—	—	—	—	(88)	(88)
Purchase of Cove Point noncontrolling interest (Note 3)	—	—	(725)	—	—	(1)	(2,454)	(3,180)
Other equity transactions	—	—	—	—	(1)	—	—	(1)
Balance, September 30, 2023	$850	$—	$5,573	$—	$44,365	$(2,145)	$1,312	$49,955

Balance, December 31, 2022	$850	$—	$6,298	$—	$41,833	$(2,149)	$3,807	$50,639
Net income	—	—	—	—	2,558	—	321	2,879
Other comprehensive income	—	—	—	—	—	5	—	5
Preferred stock dividend	—	—	—	—	(25)	—	—	(25)
Distributions	—	—	—	—	—	—	(357)	(357)
Contributions	—	—	—	—	—	—	3	3
Purchase of Cove Point noncontrolling interest (Note 3)	—	—	(725)	—	—	(1)	(2,454)	(3,180)
Other equity transactions	—	—	—	—	(1)	—	(8)	(9)
Balance, September 30, 2023	$850	$—	$5,573	$—	$44,365	$(2,145)	$1,312	$49,955

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,879	$2,302
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on marketable securities, net	(926)	1,999
Depreciation and amortization	3,072	3,197
Allowance for equity funds	(186)	(123)
Equity (income) loss, net of distributions	274	249
Net power cost deferrals	(722)	(1,008)
Amortization of net power cost deferrals	303	246
Other changes in regulatory assets and liabilities	(222)	(81)
Deferred income taxes and investment tax credits, net	(172)	(350)
Other, net	(62)	53
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(224)	(85)
Derivative collateral, net	(201)	106
Pension and other postretirement benefit plans	(10)	(31)
Accrued property, income and other taxes, net	(52)	501
Accounts payable and other liabilities	512	900
Wildfires insurance receivable	(257)	(161)
Wildfires liability	1,854	225
Net cash flows from operating activities	5,860	7,939

Cash flows from investing activities:
Capital expenditures	(6,526)	(5,385)
Purchases of marketable securities	(226)	(375)
Proceeds from sales of marketable securities	2,138	961
Purchases of U.S. Treasury Bills	(3,294)	(613)
Proceeds from sales of U.S. Treasury Bills	1,651	—
Proceeds from maturities of U.S. Treasury Bills	3,034	—
Equity method investments	(12)	(29)
Other, net	13	(28)
Net cash flows from investing activities	(3,222)	(5,469)

Cash flows from financing activities:
Preferred stock redemptions	—	(800)
Preferred dividends	(17)	(33)
Common stock purchases	—	(870)
Proceeds from BHE senior debt	—	986
Repayments of BHE senior debt	(400)	—
Proceeds from subsidiary debt	3,413	1,198
Repayments of subsidiary debt	(1,868)	(882)
Net proceeds from (repayments of) short-term debt	498	(540)
Purchase of Cove Point noncontrolling interest	(3,300)	—
Distributions to noncontrolling interests	(357)	(395)
Other, net	(43)	(269)
Net cash flows from financing activities	(2,074)	(1,605)

Effect of exchange rate changes	2	(51)

Net change in cash and cash equivalents and restricted cash and cash equivalents	566	814
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,817	1,244
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,383	$2,058

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023, other than the updates associated with the Company's estimates of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and a wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), referred to together as "the Wildfires" as discussed in Note 11.

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

(3)    Business Acquisitions

On September 1, 2023, BHE and Eastern MLP Holding Company II, LLC ("the Buyer"), an indirect wholly owned subsidiary of BHE, completed the acquisition of DECP Holdings, Inc.'s (the "Seller"), an indirect wholly owned subsidiary of Dominion Energy, Inc., 50% limited partner interests in Cove Point LNG, LP ("Cove Point") ("The Transaction"). Under the terms of the Purchase and Sale Agreement, dated July 9, 2023 (the "Purchase Agreement"), the Buyer paid $3.3 billion in cash, plus the pro rata portion of the quarterly distribution made by Cove Point for the third fiscal quarter of 2023. BHE funded the Transaction with cash on hand, including cash realized from the liquidation of certain investments, which was contributed to BHE GT&S. The Buyer now owns an aggregate of 75% of the limited partner interests, and its affiliate, Cove Point GP Holding Company, LLC, continues to own 100% of the general partner interest, of Cove Point. Prior to the Transaction, BHE owned 100% of the general partner interest and 25% of the limited partner interests in Cove Point. BHE previously determined it has the power to direct the activities that most significantly impact Cove Point's economic performance as well as the obligation to absorb losses and benefits which could be significant to it and accordingly, consolidated Cove Point. Because BHE controls Cove Point both before and after the Transaction, the changes in BHE's ownership interest in Cove Point were accounted for as an equity transaction and no gain or loss was recognized. In connection with the Transaction, BHE recognized $120 million of income taxes in equity primarily attributable to the step up in tax basis of the investment in Cove Point of $144 million, partially offset by establishing additional regulatory liabilities related to excess deferred income taxes of $24 million.

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2023	2022
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$93,667	$92,759
Interstate natural gas pipeline assets	3-80 years	18,800	18,328
		112,467	111,087
Accumulated depreciation and amortization		(35,752)	(34,599)
Regulated assets, net		76,715	76,488

Nonregulated assets:
Independent power plants	2-50 years	8,461	8,545
Cove Point LNG facility	40 years	3,415	3,412
Other assets	2-30 years	2,792	2,693
		14,668	14,650
Accumulated depreciation and amortization		(3,703)	(3,452)
Nonregulated assets, net		10,965	11,198

		87,680	87,686
Construction work-in-progress		8,947	5,357
Property, plant and equipment, net		$96,627	$93,043

Construction work-in-progress includes $8.4 billion as of September 30, 2023 and $4.9 billion as of December 31, 2022, related to the construction of regulated assets.

(5)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2023	2022
Investments:
BYD Company Limited common stock	$2,794	$3,763
U.S. Treasury Bills	627	1,931
Rabbi trusts	461	433
Other	327	335
Total investments	4,209	6,462

Equity method investments:
BHE Renewables tax equity investments	4,180	4,535
Electric Transmission Texas, LLC	670	623
Iroquois Gas Transmission System, L.P.	582	600
Other	376	304
Total equity method investments	5,808	6,062

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	706	664
Other restricted cash and cash equivalents	336	226
Total restricted cash and cash equivalents and investments	1,042	890

Total investments and restricted cash and cash equivalents and investments	$11,059	$13,414

Reflected as:
Other current assets	$955	$2,141
Noncurrent assets	10,104	11,273
Total investments and restricted cash and cash equivalents and investments	$11,059	$13,414

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Unrealized (losses) gains recognized on marketable securities held at the reporting date	$(97)	$(3,168)	$573	$(2,002)
Net gains (losses) recognized on marketable securities sold during the period	21	(102)	353	3
(Losses) gains on marketable securities, net	$(76)	$(3,270)	$926	$(1,999)

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$2,047	$1,591
Investments and restricted cash and cash equivalents	283	173
Investments and restricted cash and cash equivalents and investments	53	53
Total cash and cash equivalents and restricted cash and cash equivalents	$2,383	$1,817

(6)    Recent Financing Transactions

Long-Term Debt

In October 2023, AltaLink, L.P. issued C$500 million of its 5.463% Senior Secured Notes due October 2055 and intends to use the net proceeds to repay its short-term indebtedness.

In September 2023, MidAmerican Energy issued $350 million of its 5.35% First Mortgage Bonds due January 2034 and $1 billion of its 5.850% First Mortgage Bonds due September 2054. MidAmerican Energy intends, within 24 months of the issuance date, to allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, new or existing investments or expenditures made in one or more eligible projects in alignment with BHE's Green Financing Framework.

In September 2023, Nevada Power issued $500 million of its 6.00% General and Refunding Mortgage Bonds, Series 2023A, due March 2054. Nevada Power used the net proceeds to repay its term loan due January 14, 2024 and short-term borrowings outstanding under Nevada Power's revolving credit facility, fund capital expenditures and for general corporate purposes.

In September 2023, Sierra Pacific issued $400 million of its 5.90% General and Refunding Mortgage Bonds, Series 2023A, due March 2054. Sierra Pacific used the net proceeds to repay short-term borrowings incurred under Sierra Pacific's revolving credit facility in connection with the redemption in August 2023 of its 3.375% General and Refunding Mortgage Notes, Series T, due 2023, fund capital expenditures and for general corporate purposes.

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

(7)    Income Taxes

The effective income tax rate for the three-month period ended September 30, 2023, is 532% and results from a $777 million income tax benefit associated with a $146 million pre-tax loss, primarily related to increases in wildfire loss accruals, net of expected insurance recoveries of $1,263 million as described in Note 11. The $777 million benefit is primarily comprised of a $558 million benefit (382%) from income tax credits, an $82 million benefit (56%) from effects of ratemaking, and a $65 million benefit (44%) from state income tax.

The effective income tax rate for the three-month period ended September 30, 2022, is 64% and results from a $1,213 million income tax benefit associated with a $1,895 million pre-tax loss, primarily relating to a pre-tax loss of $3,259 million on the Company's investment in BYD Company Limited. The $1,213 million income tax benefit is primarily comprised of a $398 million benefit (21%) from the application of the federal statutory income tax rate to the pre-tax loss and a $680 million benefit (36%) from income tax credits.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	382	36	(67)	(165)
State income tax, net of federal income tax impacts	44	—	(5)	(2)
Income tax effect of foreign income	9	—	1	(4)
Effects of ratemaking	56	5	(8)	(18)
Equity income	9	—	(2)	(4)
Noncontrolling interest	11	2	(4)	(9)
Other, net	—	—	1	3
Effective income tax rate	532%	64%	(63)%	(178)%

Income tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2023 and 2022 totaled $1,258 million and $1,414 million, respectively.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the nine-month periods ended September 30, 2023 and 2022 totaling $1,000 million and $1,742 million, respectively.

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

(8)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Pension:
Service cost	$3	$7	$12	$20
Interest cost	27	20	82	58
Expected return on plan assets	(30)	(28)	(92)	(82)
Settlement	—	—	(5)	2
Net amortization	4	4	11	13
Net periodic benefit cost	$4	$3	$8	$11

Other postretirement:
Service cost	$3	$2	$6	$8
Interest cost	8	5	22	15
Expected return on plan assets	(7)	(8)	(25)	(22)
Net amortization	(1)	—	(2)	(1)
Net periodic benefit cost (credit)	$3	$(1)	$1	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $7 million, respectively, during 2023. As of September 30, 2023, $10 million and $5 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost (credit) for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Service cost	$2	$3	$5	$10
Interest cost	14	8	42	27
Expected return on plan assets	(20)	(22)	(60)	(70)
Net amortization	7	6	20	18
Net periodic benefit cost (credit)	$3	$(5)	$7	$(15)

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £11 million during 2023. As of September 30, 2023, £8 million, or $10 million, of contributions had been made to the United Kingdom pension plan.

(9)    Asset Retirement Obligations

MidAmerican Energy estimates its asset retirement obligation ("ARO") liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of expected work. During the nine-month period ended September 30, 2023, MidAmerican Energy recorded an increase of $88 million for decommissioning its wind-generating facilities, which is a non-cash investing activity and is due to an updated decommissioning estimate reflecting changes in the projected removal costs per turbine.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2023:
Assets:
Commodity derivatives	$—	$170	$12	$(37)	$145
Interest rate derivatives	48	66	9	—	123
Mortgage loans held for sale	—	616	—	—	616
Money market mutual funds	1,798	—	—	—	1,798
Debt securities:
U.S. government obligations	866	—	—	—	866
Corporate obligations	—	74	—	—	74
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	380	—	—	—	380
International companies	2,802	—	—	—	2,802
Investment funds	285	—	—	—	285
	$6,179	$929	$21	$(37)	$7,092
Liabilities:
Commodity derivatives	$(4)	$(45)	$(96)	$45	$(100)
Foreign currency exchange rate derivatives	—	(18)	—	—	(18)
Interest rate derivatives	—	—	(3)	—	(3)
	$(4)	$(63)	$(99)	$45	$(121)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2022:
Assets:
Commodity derivatives	$6	$614	$51	$(194)	$477
Interest rate derivatives	50	54	8	—	112
Mortgage loans held for sale	—	474	—	—	474
Money market mutual funds	1,178	—	—	—	1,178
Debt securities:
U.S. government obligations	2,146	—	—	—	2,146
International government obligations	—	1	—	—	1
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	360	—	—	—	360
International companies	3,771	—	—	—	3,771
Investment funds	231	—	—	—	231
	$7,742	$1,217	$59	$(194)	$8,824
Liabilities:
Commodity derivatives	$(8)	$(206)	$(110)	$106	$(218)
Foreign currency exchange rate derivatives	—	(21)	—	—	(21)
Interest rate derivatives	—	(2)	(2)	1	(3)
	$(8)	$(229)	$(112)	$107	$(242)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $8 million as of September 30, 2023 and payable of $87 million as of December 31, 2022.
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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2023:
Beginning balance	$(174)	$11	$(59)	$6
Changes included in earnings(1)	(1)	(5)	9	—
Changes in fair value recognized in OCI	—	—	(3)	—
Changes in fair value recognized in net regulatory assets	(48)	—	(231)	—
Purchases	1	—	1	—
Settlements	138	—	199	—
Ending balance	$(84)	$6	$(84)	$6

2022:
Beginning balance	$(178)	$21	$(151)	$19
Changes included in earnings(1)	(14)	(22)	(96)	(20)
Changes in fair value recognized in OCI	3	—	13	—
Changes in fair value recognized in net regulatory assets	(5)	—	(64)	—
Purchases	1	—	2	—
Settlements	138	—	172	—
Transfers out of Level 3 into Level 2	—	—	69	—
Ending balance	$(55)	$(1)	$(55)	$(1)

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

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$52,720	$45,166	$51,635	$46,906

(11)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

During the nine-month period ended September 30, 2023, PacifiCorp entered into build transfer agreements totaling $1.2 billion through 2025 for the construction of certain wind-powered generating facilities in Wyoming.

During the nine-month period ended September 30, 2023, MidAmerican Energy entered into firm construction commitments totaling $354 million for the remainder of 2023 through 2024 related to the construction and repowering of wind-powered generating facilities in Iowa.

Fuel Contracts

During the nine-month period ended September 30, 2023, PacifiCorp entered into certain coal supply agreements totaling $425 million through 2025.

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

Pursuant to Accounting Standards Codification Topic 450, Contingencies, a provision for a loss contingency is recorded when it is probable a liability is likely to occur and the amount of loss can be reasonably estimated. The Company evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Wildfire Liability Overview

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

Investigations into the cause and origin of each wildfire are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, numerous lawsuits on behalf of plaintiffs related to the 2020 Wildfires have been filed in Oregon and California, including a class action complaint in Oregon for which the jury issued a verdict for the 17 named plaintiffs in June 2023 as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. Additionally, certain governmental agencies have informed PacifiCorp that they are contemplating filing actions in connection with certain of the Oregon 2020 Wildfires. Amounts sought in the lawsuits, complaints and demands filed in Oregon and in certain demands made in California total nearly $8 billion, excluding any doubling or trebling of damages included in the complaints. Generally, the lawsuits and complaints filed in California do not specify damages sought and are excluded from this amount.

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al, in Multnomah County Circuit Court, Oregon (the "James case"). The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires. In May 2022, the Multnomah County Circuit Court granted issue class certification and consolidated the James case with several other cases. While PacifiCorp's pre-trial request for immediate appeal of the class certification was denied, it will have the opportunity to appeal the class issues post-judgment. In April 2023, the jury trial for the James case with respect to 17 named plaintiffs began in Multnomah County Circuit Court. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 individual plaintiffs and to the class with respect to the four wildfires. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic and property damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages. In September 2023, the Multnomah County Circuit Court ordered trial dates for two consolidated jury trials including approximately 10 class members each and a third trial for certain commercial timber plaintiffs wherein plaintiffs in each of the three trials will present evidence regarding their damages. The trials are scheduled at various dates from January to April 2024. A fourth jury trial is scheduled in May 2024 relating to certain nonclass plaintiffs associated with the Echo Mountain Complex fire. Hearings on PacifiCorp's post-trial motions are scheduled to be held November 9, 2023. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment is entered unless otherwise specified in the judgment. No judgment has yet been entered by the Multnomah County Circuit Court. PacifiCorp intends to appeal the jury's findings and damage awards in the James case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Based on available information to date, PacifiCorp believes it is probable that losses will be incurred associated with the 2020 Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, on July 29, 2022, the 2022 McKinney Fire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities and consumed 60,000 acres. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service, the California Public Utilities Commission, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, multiple lawsuits have been filed in California on behalf of plaintiffs related to the 2022 McKinney Fire. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees, but the amount of damages sought is not specified.

PacifiCorp had previously not considered a loss probable related to the 2022 McKinney Fire; however, based on available information to date, PacifiCorp now believes it is probable a loss will be incurred associated with the 2022 McKinney Fire. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes.

Estimated Losses for the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp increased its accrual by $1,387 million during the three-month period ended September 30, 2023, bringing its cumulative estimated probable losses associated with the Wildfires to $2,405 million through September 30, 2023. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Beginning balance	$948	$477	$424	$252
Accrued losses	1,387	—	1,928	225
Payments	(57)	—	(74)	—
Ending balance	$2,278	$477	$2,278	$477

Until such time that settlement terms or other conclusions are reached to indicate that payments are expected to occur in the short-term, PacifiCorp's liability for estimated losses associated with the Wildfires is classified as a noncurrent liability on the Consolidated Balance Sheets.

PacifiCorp's receivable for expected insurance recoveries associated with the probable losses was $503 million and $246 million, respectively, as of September 30, 2023 and December 31, 2022 and is included in Other assets on the Consolidated Balance Sheets. During the three- and nine-month periods ended September 30, 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $1,263 million and $1,671 million, respectively. During the three- and nine-month periods ended September 30, 2022, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $— million and $64 million, respectively. No additional insurance recoveries beyond those accrued to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp's financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions.

HomeServices Antitrust Cases

HomeServices is currently defending against four antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain subsidiaries conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service ("MLS") rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS ("Cooperative Compensation Rule"). Three of the four cases are brought on behalf of sellers and one is brought on behalf of buyers. None of the complaints specify damages sought.

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Joint and several liability applies for the co-defendants. Prior to the trial, Anywhere Real Estate (formerly Realogy Holdings Corp.) and RE/MAX, LLC reached settlement agreements with the plaintiffs, which have not yet been approved by the court. Final judgment has not yet been entered by the U.S. District Court for the Western District of Missouri. HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Based on available information to date, HomeServices believes losses are likely to occur as a result of the jury verdict in the Burnett case and that such damages could be up to $5.4 billion, excluding attorneys' fees, prejudgment interest and other costs subject to determination by the court. Under the current circumstances, HomeServices is currently unable to reasonably estimate such losses due to, among other reasons, the joint and several nature of the liability and the early stage of the appeals process; therefore, no loss has been accrued as of the date of this filing. While HomeServices intends to vigorously appeal any final judgment, the outcome of such appeals, if adverse, could have a material adverse effect on HomeServices’ financial condition.

It is also reasonably possible HomeServices will incur losses from the three remaining antitrust cases that could have a material adverse effect on HomeServices’ financial condition. HomeServices is currently unable to reasonably estimate a specific range of possible losses that could be incurred due to, among other reasons, the lack of information about the size of the plaintiff class and potential damages, as well as the joint and several nature of potential liability of the defendants.

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

(12)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 14 (in millions):

	For the Three-Month Period Ended September 30, 2023
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,543	$773	$1,448	$—	$—	$—	$—	$(1)	$3,763
Retail gas	—	77	28	—	—	—	—	—	105
Wholesale	47	81	15	—	—	—	—	(2)	141
Transmission and distribution	44	15	21	248	—	165	—	—	493
Interstate pipeline	—	—	—	—	551	—	—	(30)	521
Other	31	—	—	—	8	—	—	—	39
Total Regulated	1,665	946	1,512	248	559	165	—	(33)	5,062
Nonregulated	—	2	2	35	230	30	457	(2)	754
Total Customer Revenue	1,665	948	1,514	283	789	195	457	(35)	5,816
Other revenue	11	16	4	32	15	1	62	1	142
Total	$1,676	$964	$1,518	$315	$804	$196	$519	$(34)	$5,958

	For the Nine-Month Period Ended September 30, 2023
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$4,124	$1,833	$3,339	$—	$—	$—	$—	$(1)	$9,295
Retail gas	—	463	167	—	—	—	—	—	630
Wholesale	134	233	55	—	—	—	—	(1)	421
Transmission and distribution	116	42	58	773	—	496	—	—	1,485
Interstate pipeline	—	—	—	—	1,971	—	—	(113)	1,858
Other	87	—	—	—	9	—	—	—	96
Total Regulated	4,461	2,571	3,619	773	1,980	496	—	(115)	13,785
Nonregulated	—	6	3	113	766	100	1,138	(1)	2,125
Total Customer Revenue	4,461	2,577	3,622	886	2,746	596	1,138	(116)	15,910
Other revenue	26	66	14	89	49	(3)	211	—	452
Total	$4,487	$2,643	$3,636	$975	$2,795	$593	$1,349	$(116)	$16,362

	For the Three-Month Period Ended September 30, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,465	$799	$1,250	$—	$—	$—	$—	$(1)	$3,513
Retail gas	—	97	20	—	—	—	—	1	118
Wholesale	69	208	33	—	—	—	—	—	310
Transmission and distribution	54	16	24	260	—	168	—	—	522
Interstate pipeline	—	—	—	—	594	—	—	(26)	568
Other	24	—	—	—	1	—	—	(1)	24
Total Regulated	1,612	1,120	1,327	260	595	168	—	(27)	5,055
Nonregulated	—	1	—	71	326	16	440	1	855
Total Customer Revenue	1,612	1,121	1,327	331	921	184	440	(26)	5,910
Other revenue	23	27	7	28	43	(7)	67	(3)	185
Total	$1,635	$1,148	$1,334	$359	$964	$177	$507	$(29)	$6,095

	For the Nine-Month Period Ended September 30, 2022
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,817	$1,865	$2,680	$—	$—	$—	$—	$(2)	$8,360
Retail gas	—	570	99	—	—	—	—	1	670
Wholesale	179	488	68	—	—	—	—	(2)	733
Transmission and distribution	131	44	59	803	—	516	—	—	1,553
Interstate pipeline	—	—	—	—	1,863	—	—	(94)	1,769
Other	72	—	1	—	2	—	—	(1)	74
Total Regulated	4,199	2,967	2,907	803	1,865	516	—	(98)	13,159
Nonregulated	—	3	1	128	889	38	1,156	—	2,215
Total Customer Revenue	4,199	2,970	2,908	931	2,754	554	1,156	(98)	15,374
Other revenue	47	80	18	88	101	(11)	165	(4)	484
Total	$4,246	$3,050	$2,926	$1,019	$2,855	$543	$1,321	$(102)	$15,858

(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Customer Revenue:
Brokerage	$1,125	$1,310	$3,126	$3,946
Franchise	16	18	43	55
Total Customer Revenue	1,141	1,328	3,169	4,001
Mortgage and other revenue	71	77	214	283
Total	$1,212	$1,405	$3,383	$4,284

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2023, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,972	$20,278	$23,250
BHE Transmission	164	—	164
Total	$3,136	$20,278	$23,414

(13)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2021	$(318)	$(1,086)	$59	$5	$(1,340)
Other comprehensive income (loss)	65	(1,256)	148	—	(1,043)
Balance, September 30, 2022	$(253)	$(2,342)	$207	$5	$(2,383)

Balance, December 31, 2022	$(390)	$(1,896)	$135	$2	$(2,149)
Other comprehensive income (loss)	10	18	(23)	—	5
Purchase of noncontrolling interest	—	—	—	(1)	(1)
Balance, September 30, 2023	$(380)	$(1,878)	$112	$1	$(2,145)

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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
PacifiCorp	$1,676	$1,635	$4,487	$4,246
MidAmerican Funding	964	1,148	2,643	3,050
NV Energy	1,518	1,334	3,636	2,926
Northern Powergrid	314	359	975	1,019
BHE Pipeline Group	804	964	2,795	2,855
BHE Transmission	196	177	593	543
BHE Renewables	519	506	1,349	1,320
HomeServices	1,212	1,405	3,383	4,284
BHE and Other(1)	(33)	(28)	(116)	(101)
Total operating revenue	$7,170	$7,500	$19,745	$20,142

Depreciation and amortization:
PacifiCorp	$285	$277	$843	$836
MidAmerican Funding	210	338	670	865
NV Energy	155	144	460	423
Northern Powergrid	97	92	267	272
BHE Pipeline Group	136	124	403	380
BHE Transmission	64	58	190	176
BHE Renewables	67	68	200	199
HomeServices	12	14	37	43
BHE and Other(1)	1	1	2	3
Total depreciation and amortization	$1,027	$1,116	$3,072	$3,197

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating income:
PacifiCorp	$(943)	$437	$(979)	$811
MidAmerican Funding	289	230	495	420
NV Energy	328	332	502	534
Northern Powergrid	102	151	369	420
BHE Pipeline Group	290	433	1,242	1,323
BHE Transmission	80	81	244	248
BHE Renewables	155	138	175	347
HomeServices	31	53	32	198
BHE and Other(1)	(18)	(32)	(53)	(35)
Total operating income	314	1,823	2,027	4,266
Interest expense	(603)	(555)	(1,788)	(1,637)
Capitalized interest	36	19	93	54
Allowance for equity funds	76	43	186	123
Interest and dividend income	110	40	323	93
(Losses) gains on marketable securities, net	(76)	(3,270)	926	(1,999)
Other, net	(3)	5	115	(16)
Total income (loss) before income tax expense (benefit) and equity income (loss)	$(146)	$(1,895)	$1,882	$884

Interest expense:
PacifiCorp	$140	$105	$398	$318
MidAmerican Funding	89	84	258	249
NV Energy	65	55	192	158
Northern Powergrid	26	31	86	97
BHE Pipeline Group	39	37	117	110
BHE Transmission	37	39	112	115
BHE Renewables	36	46	124	133
HomeServices	3	2	11	5
BHE and Other(1)	168	156	490	452
Total interest expense	$603	$555	$1,788	$1,637

Earnings (loss) on common shares:
PacifiCorp	$(652)	$409	$(665)	$622
MidAmerican Funding	321	300	803	745
NV Energy	278	270	402	392
Northern Powergrid	66	100	173	282
BHE Pipeline Group	175	234	731	755
BHE Transmission	59	59	181	183
BHE Renewables	160	176	445	585
HomeServices	25	29	25	134
BHE and Other(1)	54	(2,427)	438	(1,809)
Total earnings (loss) on common shares	$486	$(850)	$2,533	$1,889

	As of
	September 30,	December 31,
	2023	2022
Assets:
PacifiCorp	$32,515	$30,559
MidAmerican Funding	26,907	26,077
NV Energy	17,817	16,676
Northern Powergrid	9,223	9,005
BHE Pipeline Group	21,435	21,005
BHE Transmission	9,390	9,334
BHE Renewables	11,321	12,632
HomeServices	3,597	3,436
BHE and Other(1)	3,877	5,116
Total assets	$136,082	$133,840

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue by country:
U.S.	$6,677	$6,967	$18,241	$18,588
United Kingdom	308	351	936	1,011
Canada	179	174	529	535
Australia	6	8	39	8
Total operating revenue by country	$7,170	$7,500	$19,745	$20,142

Income (loss) before income tax expense (benefit) and equity income (loss) by country:
U.S.	$(271)	$(2,068)	$1,462	$395
United Kingdom	68	118	274	344
Canada	48	43	135	135
Australia	11	11	13	12
Other	(2)	1	(2)	(2)
Total income (loss) before income tax expense (benefit) and equity income (loss) by country	$(146)	$(1,895)	$1,882	$884

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2023 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2022	$1,129	$2,102	$2,369	$917	$1,814	$1,461	$95	$1,602	$11,489
Acquisitions	—	—	—	—	—	—	—	1	1
Foreign currency translation	—	—	—	5	—	(6)	—	—	(1)
Other	—	—	—	—	—	—	—	(7)	(7)
September 30, 2023	$1,129	$2,102	$2,369	$922	$1,814	$1,455	$95	$1,596	$11,482

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

BHE is a holding company that owns a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway that, as of November 2, 2023, owned 92% of BHE's voting common stock. The balance of BHE's voting common stock is privately held by a limited group of investors.

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Operating revenue:
PacifiCorp	$1,676	$1,635	$41	3%	$4,487	$4,246	$241	6%
MidAmerican Funding	964	1,148	(184)	(16)	2,643	3,050	(407)	(13)
NV Energy	1,518	1,334	184	14	3,636	2,926	710	24
Northern Powergrid	314	359	(45)	(13)	975	1,019	(44)	(4)
BHE Pipeline Group	804	964	(160)	(17)	2,795	2,855	(60)	(2)
BHE Transmission	196	177	19	11	593	543	50	9
BHE Renewables	519	506	13	3	1,349	1,320	29	2
HomeServices	1,212	1,405	(193)	(14)	3,383	4,284	(901)	(21)
BHE and Other	(33)	(28)	(5)	(18)	(116)	(101)	(15)	(15)
Total operating revenue	$7,170	$7,500	$(330)	(4)%	$19,745	$20,142	$(397)	(2)%

Earnings (loss) on common shares:
PacifiCorp	$(652)	$409	$(1,061)	*	$(665)	$622	$(1,287)	*
MidAmerican Funding	321	300	21	7	803	745	58	8
NV Energy	278	270	8	3	402	392	10	3
Northern Powergrid	66	100	(34)	(34)	173	282	(109)	(39)
BHE Pipeline Group	175	234	(59)	(25)	731	755	(24)	(3)
BHE Transmission	59	59	—	—	181	183	(2)	(1)
BHE Renewables(1)	160	176	(16)	(9)	445	585	(140)	(24)
HomeServices	25	29	(4)	(14)	25	134	(109)	(81)
BHE and Other	54	(2,427)	2,481	*	438	(1,809)	2,247	*
Total earnings (loss) on common shares	$486	$(850)	$1,336	*	$2,533	$1,889	$644	34%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares increased $1,336 million for the third quarter of 2023 compared to 2022. Included in these results was a pre-tax loss in the third quarter of 2023 of $69 million ($54 million after-tax) compared to a pre-tax loss in the third quarter of 2022 of $3,258 million ($2,574 million after-tax) related to the Company's investment in BYD Company Limited ("BYD"). Excluding the impact of this item, adjusted earnings on common shares for the third quarter of 2023 was $540 million, a decrease of $1,184 million, or 69%, compared to adjusted earnings on common shares for the third quarter of 2022 of $1,724 million.

Earnings on common shares increased $644 million for the first nine months of 2023 compared to 2022. Included in these results was a pre-tax gain in the first nine months of 2023 of $915 million ($723 million after-tax) compared to a pre-tax loss in the first nine months of 2022 of $1,948 million ($1,539 million after-tax) related to the Company's investment in BYD. Excluding the impact of this item, adjusted earnings on common shares for the first nine months of 2023 was $1,810 million, a decrease of $1,618 million, or 47%, compared to adjusted earnings on common shares for the first nine months of 2022 of $3,428 million.

The increases in earnings on common shares for the third quarter and for the first nine months of 2023 compared to 2022 were primarily due to the following:
•The Utilities' earnings decreased $1,032 million for the third quarter and $1,219 million for the first nine months of 2023 compared to 2022, largely due to increases in wildfire loss accruals, net of expected insurance recoveries, higher operations and maintenance expense, increased interest expense and lower electric utility margin. These items were offset by lower depreciation and amortization expense, higher allowances for equity and borrowed funds used during construction, increased interest and dividend income and favorable changes in the cash surrender value of corporate-owned life insurance policies. Electric retail customer volumes decreased 0.6% for the first nine months of 2023 compared to 2022, primarily due to the unfavorable impact of weather, partially offset by an increase in the average number of customers and higher customer usage;
•Northern Powergrid's earnings decreased $34 million for the third quarter and $109 million for the first nine months of 2023 compared to 2022, primarily due to unfavorable operating performance at CE Gas, increased non-service benefit plan costs and income tax expense related to the enactment of a new Energy Profits Levy income tax. Units distributed declined 4.7% for the first nine months of 2023 compared to 2022 due to the unfavorable impact of weather and lower customer usage;
•BHE Pipeline Group's earnings decreased $59 million for the third quarter and $24 million for the first nine months of 2023 compared to 2022, largely due to higher operations and maintenance expense, favorable income tax adjustments recognized at BHE GT&S in 2022 and lower earnings at Cove Point as a result of increased scheduled maintenance days in 2023, partially offset by the impact of a general rate case, with interim rates effective January 1, 2023, subject to refund, at Northern Natural Gas;
•BHE Renewables' earnings decreased $16 million for the third quarter and $140 million for the first nine months of 2023 compared to 2022, primarily due to lower earnings from the retail energy services business, largely due to unfavorable changes in unrealized positions on derivative contracts, lower natural gas and geothermal earnings for the first nine months due to maintenance outages and higher development costs, lower solar earnings from lower generation and lower earnings from wind tax equity investments due to lower PTCs, partially offset by higher earnings from owned wind projects primarily due to favorable derivative contract valuations and gains on the extinguishment of debt;
•HomeServices' earnings decreased $4 million for the third quarter and $109 million for the first nine months of 2023 compared to 2022, primarily due to lower earnings from brokerage, settlement and mortgage services, reflecting the impact of rising interest rates and a corresponding decline in home sales; and
•BHE and Other's earnings increased $2,481 million for the third quarter and $2,247 million for the first nine months of 2023 compared to 2022, mainly due to $2,520 million and $2,262 million, respectively, of favorable comparative changes in fair value related to the Company's investment in BYD, partially offset by lower federal income tax credits recognized on a consolidated basis.

Reportable Segment Results

PacifiCorp

Operating revenue increased $41 million for the third quarter of 2023 compared to 2022, primarily due to higher retail revenue of $76 million, partially offset by lower wholesale and other revenue of $35 million, primarily due to lower average wholesale market prices and volumes. Retail revenue increased primarily due to price impacts of $111 million from higher average retail rates largely due to tariff changes, partially offset by $36 million from lower retail volumes. Retail customer volumes decreased 2.3%, primarily due to the unfavorable impact of weather, partially offset by an increase in the average number of customers and higher customer usage.

Earnings decreased $1,061 million for the third quarter of 2023 compared to 2022, primarily due to an increase in wildfire loss accruals, net of expected insurance recoveries, of $1,263 million, higher operations and maintenance expense of $67 million, lower utility margin of $42 million, increased interest expense of $35 million due to debt issuances in December 2022 and May 2023 and an unfavorable income tax benefit from lower PTCs recognized of $19 million and the effects of ratemaking of $10 million. These items were partially offset by higher allowances for equity and borrowed funds used during construction of $31 million and increased interest and dividend income of $13 million. Operations and maintenance expense increased due to higher wildfire mitigation and vegetation management costs, increased general and plant maintenance costs, increased insurance premiums and higher legal expenses. Utility margin decreased primarily due to higher purchased power and thermal generation costs, lower retail volumes and lower average wholesale market prices and volumes, partially offset by higher retail rates and favorable deferred net power costs.

Operating revenue increased $241 million for the first nine months of 2023 compared to 2022, primarily due to higher retail revenue of $293 million, partially offset by lower wholesale revenue and other revenue of $52 million, primarily due to lower volumes, partially offset by higher average wholesale market prices. Retail revenue increased primarily due to price impacts of $300 million from higher average retail rates largely due to tariff changes and product mix, partially offset by $7 million from lower volumes. Retail customer volumes decreased 0.5%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Earnings decreased $1,287 million for the first nine months of 2023 compared to 2022, primarily due to an increase in wildfire loss accruals, net of expected insurance recoveries, of $1,607 million, higher operations and maintenance expense of $179 million, increased interest expense of $80 million due to debt issuances in December 2022 and May 2023 and lower utility margin of $2 million. These items were partially offset by higher allowances for equity and borrowed funds used during construction of $81 million, increased interest and dividend income of $44 million and a favorable income tax benefit from valuation changes on state net operating loss carryforwards, partially offset by lower PTCs recognized of $8 million. Operations and maintenance expense increased due to higher wildfire mitigation and vegetation management costs, increased general and plant maintenance costs, higher legal expenses and increased insurance premiums. Utility margin decreased primarily due to higher purchased power and thermal generation costs and lower wholesale volumes, partially offset by higher retail rates, favorable deferred net power costs and higher average wholesale market prices.

MidAmerican Funding

Operating revenue decreased $184 million for the third quarter of 2023 compared to 2022, primarily due to lower electric operating revenue of $140 million and lower natural gas operating revenue of $45 million. Electric operating revenue decreased due to lower wholesale and other revenue of $115 million and lower retail revenue of $25 million. Electric wholesale and other revenue decreased mainly due to lower average wholesale per-unit prices of $87 million and lower wholesale volumes of $25 million. Electric retail revenue decreased primarily due to lower recoveries through adjustment clauses of $29 million (fully offset in expense, primarily cost of sales), partially offset by $3 million from higher retail volumes. Electric retail customer volumes increased 0.9%, primarily due to higher customer usage, partially offset by the unfavorable impact of weather. Natural gas operating revenue decreased due to a lower average per-unit cost of natural gas sold resulting in lower purchased gas adjustment recoveries of $51 million (fully offset in cost of sales), partially offset by higher average rates of $4 million.

Earnings increased $21 million for the third quarter of 2023 compared to 2022, primarily due to lower depreciation and amortization expense of $128 million and higher allowances for equity and borrowed funds used during construction of $7 million, partially offset by lower electric utility margin of $70 million and an unfavorable income tax benefit, primarily from the effects of ratemaking of $25 million and lower PTCs recognized of $8 million. Depreciation and amortization expense decreased primarily from the impacts of certain regulatory mechanisms, partially offset by additional assets placed in-service. Electric utility margin decreased primarily due to the lower wholesale and retail revenues, partially offset by lower purchased power and thermal generation costs.

Operating revenue decreased $407 million for the first nine months of 2023 compared to 2022, primarily due to lower electric operating revenue of $221 million and lower natural gas operating revenue of $189 million. Electric operating revenue decreased due to lower wholesale and other revenue of $188 million and lower retail revenue of $33 million. Electric wholesale and other revenue decreased mainly due to lower average wholesale per-unit prices of $133 million and lower wholesale volumes of $53 million. Electric retail revenue decreased primarily due to lower recoveries through adjustment clauses of $42 million (fully offset in expense, primarily cost of sales), partially offset by $5 million from higher retail volumes and price impacts of $4 million from changes in sales mix. Electric retail customer volumes increased 1.1%, primarily due to higher customer usage, partially offset by the unfavorable impact of weather. Natural gas operating revenue decreased due to a lower average per-unit cost of natural gas sold resulting in lower purchased gas adjustment recoveries of $187 million (fully offset in cost of sales) and the unfavorable impact of weather of $9 million, partially offset by higher average rates of $5 million.

Earnings increased $58 million for the first nine months of 2023 compared to 2022, primarily due to lower depreciation and amortization expense of $195 million, favorable changes in the cash surrender value of corporate-owned life insurance policies of $34 million and a one-time gain on the sale of an investment of $13 million, partially offset by lower electric utility margin of $80 million, an unfavorable income tax benefit, largely from the effects of ratemaking of $24 million and lower PTCs recognized of $21 million, and higher operations and maintenance expense of $33 million. Depreciation and amortization expense decreased primarily from the impacts of certain regulatory mechanisms, partially offset by additional assets placed in-service. Electric utility margin decreased primarily due to the lower wholesale and retail revenues, partially offset by lower purchased power and thermal generation costs. Operations and maintenance expense increased mainly due to increased administrative and other costs, higher general and plant maintenance costs and unfavorable property insurance costs.

NV Energy

Operating revenue increased $184 million for the third quarter of 2023 compared to 2022, primarily due to higher electric operating revenue of $177 million and higher natural gas operating revenue of $7 million from a higher average per-unit cost of natural gas sold (fully offset in cost of sales). Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $175 million and increased base tariff general rates of $15 million at Sierra Pacific, partially offset by lower customer volumes of $19 million. Electric retail customer volumes decreased 3.0%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Earnings increased $8 million for the third quarter of 2023 compared to 2022, primarily due to higher allowances for equity and borrowed funds used during construction of $13 million, lower operations and maintenance expense of $7 million, favorable interest and dividend income of $5 million, mainly from carrying charges on higher deferred energy balances, and higher electric utility margin of $2 million, partially offset by higher depreciation and amortization expense of $11 million and increased interest expense of $10 million due to higher outstanding long-term debt balances and higher average interest rates. Operations and maintenance expense decreased primarily due to a favorable change in earnings sharing at Nevada Power. Electric utility margin increased primarily due to higher base tariff general rates at Sierra Pacific, partially offset by lower retail customer volumes. Depreciation and amortization expense increased largely due to additional assets placed in-service.

Operating revenue increased $710 million for the first nine months of 2023 compared to 2022, primarily due to higher electric operating revenue of $643 million and higher natural gas operating revenue of $67 million largely from a higher average per-unit cost of natural gas sold (fully offset in cost of sales). Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $610 million, increased base tariff general rates of $42 million at Sierra Pacific and higher transmission and wholesale revenue of $7 million, partially offset by lower customer volumes of $36 million. Electric retail customer volumes decreased 2.3%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Earnings increased $10 million for the first nine months of 2023 compared to 2022, primarily due to favorable interest and dividend income of $33 million, mainly from carrying charges on higher deferred energy balances, higher electric utility margin of $32 million, increased allowances for equity and borrowed funds used during construction of $27 million and favorable changes in the cash surrender value of corporate-owned life insurance policies of $13 million, partially offset by higher depreciation and amortization expense of $37 million, increased interest expense of $34 million due to higher outstanding long-term debt balances and higher average interest rates and higher operations and maintenance expense of $27 million. Electric utility margin increased primarily due to higher base tariff general rates at Sierra Pacific and higher transmission and wholesale revenue, partially offset by lower retail customer volumes. Depreciation and amortization expense increased largely due to additional assets placed in-service. Operations and maintenance expense increased primarily due to higher general and plant maintenance costs and higher customer service operations costs, partially offset by a favorable change in earnings sharing at Nevada Power.

Northern Powergrid

Operating revenue decreased $45 million for the third quarter of 2023 compared to 2022, primarily due to lower revenue at CE Gas of $45 million and lower distribution revenue of $30 million, partially offset by $22 million from the weaker U.S. dollar and higher non-regulated contracting revenue of $6 million. CE Gas revenue decreased due to lower gas production volumes and prices from a gas project that commenced commercial operation in March 2022. Distribution revenue decreased primarily due to lower recoveries of Supplier of Last Resort payments of $28 million (largely offset in cost of sales).

Earnings decreased $34 million for the third quarter of 2023 compared to 2022, primarily due to unfavorable operating performance at CE Gas of $49 million, partially offset by favorable income tax expense from adjustments to the Energy Profits Levy income tax and $4 million from the weaker U.S. dollar. The unfavorable operating performance at CE Gas was largely due to lower gas production volumes and prices from a gas project that commenced commercial operation in March 2022.

Operating revenue decreased $44 million for the first nine months of 2023 compared to 2022, primarily due to lower revenue at CE Gas of $36 million, lower distribution revenue of $23 million and $7 million from the stronger U.S. dollar, partially offset by higher non-regulated contracting revenue of $18 million. CE Gas revenue decreased due to lower gas production volumes and prices from a gas project that commenced commercial operation in March 2022, partially offset by a solar project that commenced commercial operations in June 2022. Distribution revenue decreased primarily due to lower recoveries of Supplier of Last Resort payments of $18 million (largely offset in cost of sales) and a 4.7% decline in units distributed of $11 million, largely due to the unfavorable impact of weather and lower customer usage, partially offset by higher tariff rates of $8 million.

Earnings decreased $109 million for the first nine months of 2023 compared to 2022, primarily due to unfavorable operating performance at CE Gas of $41 million, unfavorable income tax expense related to the enactment of a new Energy Profits Levy income tax and increased non-service benefit plan costs of $26 million. The unfavorable operating performance at CE Gas was largely due to lower gas production volumes and prices from a gas project that commenced commercial operation in March 2022, partially offset by a solar project that commenced commercial operations in June 2022.

BHE Pipeline Group

Operating revenue decreased $160 million for the third quarter of 2023 compared to 2022, primarily due to lower operating revenue of $155 million at BHE GT&S. The decrease in operating revenue at BHE GT&S was primarily due to lower non-regulated revenue of $86 million (largely offset in cost of sales) from lower volumes and unfavorable commodity prices and lower LNG revenue of $68 million at Cove Point.

Earnings decreased $59 million for the third quarter of 2023 compared to 2022, primarily due to lower earnings of $68 million at BHE GT&S, partially offset by higher earnings of $21 million at Northern Natural Gas, mainly from higher transportation revenue. The decrease at BHE GT&S was largely due to favorable income tax adjustments recognized in 2022, higher operations and maintenance expense of $28 million, mainly due to increases in technology, pension and outside services costs, and lower earnings at Cove Point as a result of increased scheduled maintenance days in 2023.

Operating revenue decreased $60 million for the first nine months of 2023 compared to 2022, primarily due to lower operating revenue of $150 million at BHE GT&S, partially offset by higher operating revenue of $98 million at Northern Natural Gas. The decrease in operating revenue at BHE GT&S was primarily due to lower nonregulated revenue of $177 million (largely offset in cost of sales) from lower volumes and unfavorable commodity prices, lower LNG revenue of $36 million at Cove Point and lower volumes at EGTS primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $26 million, partially offset by an increase in regulated gas transportation and storage services rates due to the settlement of EGTS' general rate case of $45 million and an increase in variable revenue related to natural gas storage park and loan activity of $22 million at EGTS. The increase in operating revenue at Northern Natural Gas was largely due to the impacts of a general rate case, with interim rates effective January 1, 2023, subject to refund, of $80 million and higher transportation revenue of $60 million from higher rates, partially offset by lower gas sales of $51 million (largely offset in cost of sales) from system balancing activities.

Earnings decreased $24 million for the first nine months of 2023 compared to 2022, primarily due to lower earnings of $92 million at BHE GT&S, partially offset by higher earnings of $78 million at Northern Natural Gas. The decrease at BHE GT&S was due to favorable income tax adjustments recognized in 2022, increased cost of gas of $74 million from operational and system balancing fuel activities at EGTS prior to the effective date of the new fuel tracker and the unfavorable revaluation of volumes retained at EGTS due to lower natural gas prices and higher operations and maintenance expense of $60 million, partially offset by the favorable rate case settlement at EGTS in 2022 of $51 million and the variable revenue increase related to natural gas storage park and loan activity at EGTS. Operations and maintenance expense increased at BHE GT&S mainly due to higher technology, pension and outside services costs. The increase at Northern Natural Gas was due to the impacts of the general rate case of $54 million and the higher transportation revenue, partially offset by higher operations and maintenance expense of $27 million, an increase in depreciation and amortization expense of $11 million and unfavorable margin on gas sales from system balancing activities of $9 million.

BHE Transmission

Operating revenue increased $19 million for the third quarter of 2023 compared to 2022, primarily due to $14 million of incremental revenue from non-regulated wind-powered generating facilities acquired in November 2022 and higher other non-regulated revenue at BHE Canada, partially offset by $5 million from the stronger U.S. dollar.

Earnings for the third quarter of 2023 were equal to 2022, primarily due to the higher non-regulated revenue at BHE Canada offset by losses from non-regulated wind-powered generating facilities acquired in November 2022.

Operating revenue increased $50 million for the first nine months of 2023 compared to 2022, primarily due to $56 million of incremental revenue from non-regulated wind-powered generating facilities acquired in November 2022 and higher other non-regulated revenue at BHE Canada, partially offset by $26 million from the stronger U.S. dollar.

Earnings decreased $2 million for the first nine months of 2023 compared to 2022, primarily due to $7 million from the stronger U.S. dollar, partially offset by the higher non-regulated revenue at BHE Canada.

BHE Renewables

Operating revenue increased $13 million for the third quarter of 2023 compared to 2022, primarily due to higher natural gas and geothermal revenues of $39 million, primarily due to favorable pricing, and higher wind revenues of $8 million, partially offset by lower natural gas and electric retail energy services revenue of $13 million and lower solar revenue of $11 million, primarily from lower generation. Wind revenue increased mainly due to favorable changes in the valuations of certain derivative contracts. Retail energy services revenue decreased mainly due to unfavorable natural gas pricing and electric retail volumes, partially offset by favorable natural gas volumes and electricity pricing.

Earnings decreased $16 million for the third quarter of 2023 compared to 2022, primarily due to lower wind earnings of $24 million, lower earnings of $7 million from the retail energy services business, largely due to lower retail gas and electric revenue, and lower solar earnings of $6 million, primarily due to lower generation, partially offset by higher natural gas and geothermal earnings of $22 million. Wind earnings decreased due to lower earnings from tax equity investments of $41 million due to lower PTCs, partially offset by higher earnings at owned wind projects of $17 million, primarily due to lower interest expense from the extinguishment of debt and favorable derivative contract valuations. Natural gas and geothermal earnings increased primarily due to favorable pricing, partially offset by higher geothermal development costs and maintenance outages.

Operating revenue increased $29 million for the first nine months of 2023 compared to 2022, primarily due to higher wind revenue of $75 million and higher natural gas and geothermal revenue of $31 million, primarily due to favorable pricing, partially offset by lower solar revenues of $46 million, primarily from lower generation, and lower natural gas and electric retail energy services revenue of $11 million. Wind revenue increased primarily due to favorable changes in the valuations of certain derivative contracts of $90 million, partially offset by lower generation of $21 million. Retail energy services revenue decreased mainly due to unfavorable natural gas pricing, partially offset by an increase in natural gas volumes and favorable changes in the valuation of derivative contracts.

Earnings decreased $140 million for the first nine months of 2023 compared to 2022, primarily due to lower earnings of $105 million from the retail energy services business, largely due to unfavorable changes in unrealized positions on derivative contracts, lower natural gas and geothermal earnings of $35 million, primarily due to maintenance outages and higher geothermal development costs, and lower solar earnings of $34 million, largely from lower generation, partially offset by higher wind earnings of $39 million. Wind earnings were favorable due to increased earnings from owned projects of $98 million, partially offset by lower earnings from tax equity investments of $59 million due to lower PTCs. Earnings from owned projects were higher primarily due to favorable derivative contract valuations and from gains on the extinguishment of debt, partially offset by a decrease in operating revenue from lower generation.

HomeServices

Operating revenue decreased $193 million for the third quarter of 2023 compared to 2022, primarily due to lower brokerage and settlement services revenue of $187 million from a 15% decrease in closed transaction volume due to rising interest rates and a corresponding decline in home sales.

Earnings decreased $4 million for the third quarter of 2023 compared to 2022, primarily due to lower earnings from brokerage and settlement services of $11 million, partially offset by higher earnings from mortgage services of $4 million. Earnings declined due to the decrease in closed brokerage transaction volume, partially offset by favorable operating expenses primarily due to lower compensation costs.

Operating revenue decreased $901 million for the first nine months of 2023 compared to 2022, primarily due to lower brokerage and settlement services revenue of $824 million and lower mortgage revenue of $70 million. The decrease in brokerage and settlement services revenue resulted from a 22% decrease in closed transaction volume due to rising interest rates and a corresponding decline in home sales. The lower mortgage revenue was due to a 33% decrease in funded volume, primarily due to rising interest rates.

Earnings decreased $109 million for the first nine months of 2023 compared to 2022, primarily due to lower earnings from brokerage and settlement services of $87 million and mortgage services of $18 million. Earnings declined due to the decrease in closed transaction and mortgage funded volumes, partially offset by favorable operating expenses primarily due to lower compensation costs.

BHE and Other

Operating revenue decreased $5 million for the third quarter of 2023 and $15 million for the first nine months of 2023 compared to 2022, due to changes in intersegment eliminations.

Earnings increased $2,481 million for the third quarter of 2023 compared to 2022, primarily due to the Company's investment in BYD, including the $2,520 million favorable comparative change in fair value and $28 million of higher net interest and dividend income, partially offset by $56 million of lower federal income tax credits recognized on a consolidated basis and higher BHE corporate interest expense from an April 2022 debt issuance.

Earnings increased $2,247 million for the first nine months of 2023 compared to 2022, primarily due to the Company's investment in BYD, including the $2,262 million favorable comparative change in fair value and $103 million of higher net interest and dividend income, favorable changes in the cash surrender value of corporate-owned life insurance policies of $40 million and $12 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain insurance subsidiaries of Berkshire Hathaway. These items were partially offset by $102 million of lower federal income tax credits recognized on a consolidated basis and higher BHE corporate interest expense from an April 2022 debt issuance.

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

As of September 30, 2023, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$397	$98	$700	$78	$30	$71	$296	$377	$2,047

Credit facilities(1)	3,500	2,000	1,509	1,000	334	792	2,355	—	11,490
Less:
Short-term debt	(747)	(165)	—	—	(91)	(36)	(578)	—	(1,617)
Tax-exempt bond support and letters of credit	—	(249)	(306)	—	—	(1)	—	—	(556)
Net credit facilities	2,753	1,586	1,203	1,000	243	755	1,777	—	9,317

Total net liquidity	$3,150	$1,684	$1,903	$1,078	$273	$826	$2,073	$377	$11,364
Credit facilities:
Maturity dates	2026	2026	2024, 2026	2026	2025	2024, 2026, 2027	2023, 2024, 2026
(1)Includes $91 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022, were $5.9 billion and $7.9 billion, respectively. The decrease was primarily due to unfavorable operating results, the timing of payments related to fuel and energy costs and a decrease in income tax receipts, partially offset by changes in working capital.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022, were $(3.2) billion and $(5.5) billion, respectively. The change was primarily due to higher proceeds from sales and maturities, net of purchases, of U.S. Treasury Bills totaling $2.0 billion and higher proceeds from sales, net of purchases, of marketable securities of $1.3 billion, partially offset by higher capital expenditures of $1.1 billion. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2023, was $(2.1) billion. Sources of cash totaled $3.9 billion and consisted of proceeds from subsidiary debt issuances totaling $3.4 billion and net proceeds from short-term debt totaling $498 million. Uses of cash totaled $6.0 billion and consisted mainly of $3.3 billion for the purchase of Cove Point noncontrolling interest, repayments of subsidiary debt totaling $1.9 billion, repayments of BHE senior debt totaling $400 million and distributions to noncontrolling interests of $357 million.

For a discussion of business acquisitions and recent financing transactions, refer to Note 3 and Note 6, respectively, of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the nine-month period ended September 30, 2022, was $(1.6) billion. Sources of cash totaled $2.2 billion and consisted of proceeds from subsidiary debt issuances totaling $1.2 billion and proceeds from BHE senior debt issuances totaling $1.0 billion. Uses of cash totaled $3.8 billion and consisted mainly of repayments of subsidiary debt totaling $882 million, purchases of common stock totaling $870 million, preferred stock redemptions of $800 million, net repayments of short-term debt totaling $540 million and distributions to noncontrolling interests of $395 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023
Capital expenditures by business:
PacifiCorp	$1,481	$2,250	$3,322
MidAmerican Funding	1,404	1,339	1,878
NV Energy	801	1,386	2,006
Northern Powergrid	614	405	556
BHE Pipeline Group	800	827	1,338
BHE Transmission	143	159	220
BHE Renewables	100	111	264
HomeServices	31	30	38
BHE and Other(1)	11	19	20
Total	$5,385	$6,526	$9,642

Capital expenditures by type:
Wind generation	$582	$1,109	$1,658
Electric distribution	1,297	1,639	2,224
Electric transmission	1,174	1,226	2,094
Natural gas transmission and storage	640	649	957
Solar generation	332	305	387
Electric battery and pumped hydro storage	7	123	261
Other	1,353	1,475	2,061
Total	$5,385	$6,526	$9,642
(1)BHE and Other represents amounts related principally to other entities corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $460 million and $39 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The timing and amount of forecast wind generation capital expenditures may be substantially impacted by the ultimate outcome of MidAmerican Energy's Wind PRIME filing. Planned spending for the construction of additional wind-powered generating facilities totals $171 million for the remainder of 2023.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $48 million and $422 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for the repowering of wind-powered generating facilities totals $21 million for the remainder of 2023. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service.
◦Construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties at PacifiCorp totaling $540 million and $21 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for the construction of additional wind-powered generating facilities and those at acquired sites totals $260 million for the remainder of 2023 and is primarily for the Rock Creek I and Rock Creek II projects to be constructed in Wyoming totaling 590 MWs that are expected to be placed in-service in 2024 and 2025.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $13 million and $45 million for the nine-month period ended September 30, 2023 September 30, 2022. Planned spending for the repower of wind-powered facilities totals $37 million for the remainder of 2023.

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
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investments primarily reflect costs associated with Energy Gateway Transmission segments that are expected to be placed in-service in 2024 through 2028. Expenditures for these projects totaled $536 million and $643 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for these Energy Gateway Transmission segments totals $411 million for the remainder of 2023.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. The Nevada Utilities have received approval from the PUCN to build a 350-mile, 525-kV transmission line connecting the Ft. Churchill substation to the Northwest substation to the Harry Allen substation; a 235-mile, 525-kV transmission line connecting the new Ft. Churchill substation to the Robinson Summit substation; a 46-mile, 345-kV transmission line from the new Ft. Churchill substation to the Mira Loma substation; and a 38-mile, 345-kV transmission line from the new Ft. Churchill substation to the Robinson Summit substation. Expenditures for the expansion program and other growth projects totaled $141 million and $91 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for the expansion program estimated to be placed in-service in 2026 through 2028 and other growth projects totals $76 million for the remainder of 2023.
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
•Solar generation includes growth expenditures, including spending for the following:
◦Construction of solar-powered generating facilities at PacifiCorp totaling 377 MWs of new generation and are expected to be placed in-service in 2026. Planned spending totals $3 million for the remainder of 2023.
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy, primarily consisting of 141 MWs of small- and utility-scale solar generation, all of which were placed in-service in 2022. For the nine-month periods ended September 30, 2023 and 2022, solar generation spending totaled $11 million and $103 million, respectively. Planned spending totals $10 million for the remainder of 2023.
◦Construction of a solar-powered generating facility at Nevada Power totaling $175 million and $47 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending totals $29 million for the remainder of 2023. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the end of 2023 or early 2024.
◦Construction of a solar-powered generating facility at BHE Renewables totaling $28 million and $22 million for the nine-month periods ended September 30, 2023 and 2022. Planned spending totals $31 million for the remainder of 2023. Construction includes expenditures for a 48-MW solar photovoltaic facility with an additional 48 MWs of co-located battery storage that will be developed in Rosamond, California. Commercial operations is expected by the end of 2024.

•Electric battery and pumped hydro storage includes growth expenditures, including spending for the following:
◦Construction at the Nevada Utilities of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that will be developed in Clark County, Nevada and a 220-MW grid-tied battery energy storage system that will be developed on the site of the retired Reid Gardner generating station in Clark County, Nevada, both with commercial operation expected by the end of 2023 or early 2024. Also, a 200-MW battery energy storage system that will be developed on the site of the Valmy generating station in Humboldt County, Nevada with commercial operation expected by the end of 2025. Total spending for the nine-month period ended September 30, 2023, was $106 million with planned spending of $136 million for the remainder of 2023.
•Other includes both growth and operating expenditures, including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of September 30, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in Note 11 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022, and new regulatory matters occurring in 2023.

PacifiCorp

Utah

In May 2023, PacifiCorp filed its energy balancing account application to recover deferred net power costs from 2022. The filing requested a rate increase of $98 million, or 4.6%, which was effective on an interim basis July 1, 2023.

Oregon

In July 2022, PacifiCorp filed an application requesting approval of an automatic adjustment clause with a balancing account to recover costs associated with implementing PacifiCorp's wildfire protection plan in Oregon. Per formal rulemaking at the OPUC, the wildfire protection plan was changed to be known as the wildfire mitigation plan, resulting in the requested automatic adjustment clause being referred to as the Wildfire Mitigation Plan Automatic Adjustment Clause ("WMP AAC"). In December 2022, a stipulation with certain parties was filed agreeing to the establishment of an automatic adjustment clause. In May 2023, the OPUC approved the stipulation, which resulted in an overall annual increase of $20 million, or 1.6%, effective May 24, 2023 for estimated 2022 incremental operation and maintenance costs in excess of those reflected in base rates as a result of the last general rate case. In June 2023, PacifiCorp filed its WMP AAC to recover remaining 2022 deferred operations and maintenance costs, projected incremental 2023 operations and maintenance costs and capital costs incremental to amounts previously included in general rate case filings. The filing requested a rate increase of $27 million over the existing amount approved in May 2023, to become effective November 5, 2023. When combined with the previously approved increase, the rate schedule would be set to recover $47 million. In October 2023, in response to discussions with the OPUC staff, PacifiCorp requested the effective date for the WMP AAC shift to December 13, 2023, to allow more time for the OPUC staff to review the filing.

In April 2023, PacifiCorp filed its transition adjustment mechanism ("TAM") requesting approval to update net power costs for 2024. The filing requested a rate increase of $164 million, or 9.5%, to become effective January 1, 2024. In July 2023, PacifiCorp updated its filing to reduce the requested rate increase to $131 million to reflect changes in PacifiCorp's forecast net power costs for 2024. In September 2023, a stipulation with certain intervening parties was filed settling substantially all issues in the 2024 TAM and in October 2023, the OPUC issued an order approving the stipulation. A final update to be filed in November 2023 will determine the rate increase effective January 1, 2024.

In May 2023, PacifiCorp filed its 2022 PCAM requesting recovery of the difference between actual power costs and base power costs established in the 2022 TAM. The filing requested recovery of $131 million, which PacifiCorp proposed to recover over a two-year period with interest, resulting in a rate increase of $69 million, or 4.0%, effective January 1, 2024. In October 2023, a stipulation was filed providing for the requested amounts. As established in the stipulation, if the combined January 1, 2024 rate increase for residential customers from all January 1 rate changes is greater than 15%, PacifiCorp will delay the rate effective date of the 2022 PCAM for residential customers to April 1, 2024.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024. The requested rate increase includes recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In September 2023, PacifiCorp filed updated testimony that included updated net power costs and increased insurance premium costs associated with wildfire liability coverage. As a result of the updates, the requested rate increase has been revised to $137 million, or 21.1%.

In April 2023, PacifiCorp filed its energy cost adjustment and renewable energy credit and sulfur dioxide revenue credit mechanisms to recover deferred net power costs from 2022. The combined filing requested a rate increase of $49 million, or 7.4%, which was effective on an interim basis July 1, 2023. In October 2023, PacifiCorp filed rebuttal testimony updating the energy cost adjustment mechanism calculation. As a result of the updates, the requested combined rate increase has been revised to $42 million, or 6.3%, to be effective at the time of a Wyoming Public Service Commission order or February 15, 2024, whichever date comes first.

Washington

In March 2023, PacifiCorp filed a general rate case requesting a two-year rate plan with a rate increase of $27 million, or 6.6%, to become effective March 1, 2024, and a second rate increase of $28 million, or 6.5%, to become effective March 1, 2025. The requested rate increase includes recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In October 2023, PacifiCorp filed updated testimony that included updated net power costs, increased insurance premium costs and removal of some capital projects. As a result of the updates, the requested rate increases have been revised to $19 million, or 4.6%, to become effective March 1, 2024, and $22 million, or 5.2%, to become effective March 1, 2025.

In June 2023, PacifiCorp filed its PCAM to recover deferred net power costs from 2022. The filing requested recovery of over $71 million, which PacifiCorp proposed to recover over a two-year period with interest, resulting in a rate increase of $37 million, or 9.5%, to become effective January 1, 2024.

Idaho

In October 2022, PacifiCorp filed an application for authority to implement the residential rate modernization plan. The plan proposes a five-year transition to increase the monthly customer service charge from $8.00 to $29.25 per month with a corresponding reduction to the energy rate, eliminates the tiered rates, and adjusts the on-peak off-peak period for time-of-day customers. In response to concerns about the combined impact of the proposed changes, PacifiCorp proposed a modification to, rather than elimination of, the tiered rates. In May 2023, the IPUC issued an order approving PacifiCorp's request to increase the customer service charge over five years, to adjust peak periods for time-of-day customers, and to modify the tiered rate structure. The changes to the residential rates became effective June 1, 2023.

California

In May 2022, PacifiCorp filed a general rate case requesting an overall rate change of $28 million, or 25.7%, to become effective January 1, 2023. In November 2022, the CPUC granted the requested rate effective date and directed PacifiCorp to establish a memorandum account to track the change in rates beginning January 1, 2023, until the new rates become effective upon the issuance of a decision in late 2023. PacifiCorp filed rebuttal testimony in February 2023 with a slight adjustment of an overall rate increase of $27 million, or 25.0%. Also in February 2023, the CPUC issued a ruling requesting additional information on PacifiCorp's wildfire and risk analyses and requested additional information regarding wildfire memorandum accounts. In March 2023, the CPUC split the general rate case into two tracks. The first track addresses the general rate case with an expected decision from the CPUC in late 2023, and the second track addresses the wildfire memorandum accounts with a decision expected in late 2024. In October 2023, PacifiCorp filed updated testimony in the first track that removed the costs considered in the second track, as directed by the CPUC. The updated testimony clarified that the rate increase for the first track is $22 million, or 20.1%.

In September 2023, PacifiCorp filed its 2024 combined energy cost adjustment clause ("ECAC") and greenhouse gas related costs ("GHG") application requesting an overall rate increase of $30 million, or 25.0%, effective March 1, 2024. Approximately $36 million of the increase is attributed to the ECAC rate, which is offset by $6 million decrease to the GHG rate.

Deferral Accounting Treatment for Increased Costs Associated with Wildfires

In June 2023, PacifiCorp filed deferral applications with the UPSC, the OPUC, the Wyoming Public Service Commission, the WUTC and the IPUC to track the costs associated with third-party liability from litigation due to the 2020 Wildfires. The deferred accounting applications enable PacifiCorp to preserve its ability to seek recovery in the future in the event the outcome could potentially impact its financial stability. The applications state that PacifiCorp is not seeking recovery of these costs from customers at this time and does not expect to determine if it will seek recovery until the appeals process has concluded. In August 2023, PacifiCorp filed a motion to withdraw without prejudice with the UPSC, and in September 2023, PacifiCorp filed a notice of withdrawal without prejudice with the IPUC. These filings preserve the ability of PacifiCorp to file for deferred accounting treatment when the actual liability costs are more certain.

In June 2023, PacifiCorp filed an application with the CPUC for authority to establish a Wildfire Expense Memorandum Account to track the costs associated with third-party liability from litigation due to the 2020 Wildfires, increased insurance premium costs associated with wildfire coverage and costs associated with potential liability for future catastrophic wildfires.

In August 2023, PacifiCorp filed deferral applications with the UPSC, the OPUC, the WUTC and the IPUC for costs associated with increased insurance premium costs arising from the impacts to the commercial insurance markets that have occurred due to wildfire liability risk.

MidAmerican Energy

Iowa

In June 2023, MidAmerican Energy filed a request with the IUB for an increase in its Iowa retail natural gas rates, which would increase revenue by $39 million annually. If approved, the requested rates would increase retail customer's bills by an average of 6.1%. Interim rates of $31 million annually, or an average increase to customer's bills of 4.8%, were effective in June 2023. On September 6, 2023, the IUB issued a procedural schedule with hearing set to begin on January 9, 2024.

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

Wind PRIME

In January 2022, MidAmerican Energy filed an application with the IUB for advance ratemaking principles for Wind PRIME. If approved, MidAmerican Energy expects to proceed with Wind PRIME, which consists of up to 2,042 MWs of new wind generation and up to 50 MWs of solar generation. If all Wind PRIME generation is constructed, MidAmerican Energy will own over 9,300 MWs of wind generation and nearly 200 MWs of solar generation. Wind PRIME is projected to allow MidAmerican Energy to generate renewable energy greater than or equal to all of its Iowa retail customers' annual energy needs. MidAmerican Energy expects to be eligible for 100% PTCs under current tax law for the Wind PRIME projects. In December 2022, MidAmerican Energy, the Iowa Office of Consumer Advocate and the Iowa Business Energy Coalition filed a non-unanimous settlement with the IUB. On April 27, 2023, the IUB issued its final order regarding the application and found that MidAmerican Energy met the statutory requisites for a grant of advance ratemaking principles and granted the application, but rejected the settlement and proposed its own principles for the project. MidAmerican Energy reviewed the order and filed a motion for reconsideration or rehearing on May 17, 2023. On June 15, 2023, the IUB granted the motion for reconsideration and rehearing. On July 14, 2023 the IUB issued a new procedural schedule and set rehearing for October 10, 2023. In August 2023, MidAmerican Energy, the Iowa Office of Consumer Advocate and the Environmental Intervenors filed a revised non-unanimous settlement with the IUB that included a rate of return of 10.75%. The settlement would also benefit customers by providing a rate decrease through lower retail fuel costs and future rate increase mitigation through accelerated depreciation of generation assets. On October 10, 2023, the IUB completed the rehearing. MidAmerican Energy expects the IUB to issue an order on the revised non-unanimous settlement by the end of 2023.

Iowa Transmission Legislation

In June 2020, Iowa enacted legislation that grants incumbent electric transmission owners the right to construct, own and maintain electric transmission lines that have been approved for construction in a federally registered planning authority's transmission plan and that connect to the incumbent electric transmission owner's facility. Also known as the Right of First Refusal, the law provides MidAmerican Energy, as an incumbent electric transmission owner, the legal right to construct, own and maintain transmission lines in MidAmerican Energy's service territory that have been approved by the MISO (or another federally registered planning authority) and are eligible to receive regional cost allocation. To exercise the legal right, MidAmerican Energy must notify the IUB within 90 days of any such approval for the construction of eligible electric transmission lines that it intends to construct, own and maintain. The law still requires an incumbent electric transmission owner to obtain a state franchise from the IUB to construct, erect, maintain or operate an electric transmission line and, upon issuance of a franchise, the incumbent electric transmission owner must provide the IUB an estimate of the cost to construct the eligible electric transmission line and, until the construction is complete, a quarterly report updating the estimated cost to construct the eligible electric transmission line. In October 2020, national transmission interests filed a lawsuit that challenged the law on state constitutional grounds. The suit argues that the law was enacted in violation of the "single-subject" provision of Iowa's state constitution because it was "log-rolled" into a late session appropriations bill and violates the equal protection provision of the Iowa constitution. The State of Iowa defended the law, and MidAmerican Energy and ITC Midwest both intervened and defended the law as well. The Iowa district court dismissed the lawsuit in March 2021 for lack of standing, and the national transmission interests appealed. In June 2022, the Iowa Court of Appeals upheld the district court's decision, after which the national transmission interests asked the Iowa Supreme Court to reconsider. In November 2022, the Iowa Supreme Court granted the motion to reconsider. On March 24, 2023, the Iowa Supreme Court issued an opinion that reversed the lower courts, held the national transmission interests had standing, and remanded the case to the district court to consider the state constitutional claims on their merits. The opinion also imposed a temporary injunction that stayed enforcement of the law pending a decision on the merits. On April 7, 2023, the State of Iowa, acting individually, and MidAmerican Energy and ITC Midwest, acting jointly, filed petitions for rehearing with the Iowa Supreme Court. On April 19, 2023, the national transmission interests filed a reply that (1) expressed its opposition to the petitions for rehearing, (2) asked the Iowa Supreme Court to hold that the injunction specifically applied to and precluded advancement of MidAmerican Energy's Long Range Transmission Projects ("LRTP") Tranche 1 projects, and (3) asked the Iowa Supreme Court to retain the matter and rule on the constitutional claims on the merits without further briefing or argument. On April 26, 2023, the Iowa Supreme Court issued an order that denied the petitions for rehearing without comment and made minor, non-substantive changes to the decision, with no changes to the injunction. On May 30, 2023, the Iowa Supreme Court remanded the case to the district court for further proceedings on the merits, where the national transmission interests have filed a motion for summary judgment. The State of Iowa, MidAmerican Energy and ITC Midwest collaborated to resist the motion and submit a cross motion for summary judgment. The Iowa district court held a hearing on the motions for summary judgment on September 29, 2023, and asked the parties to file draft orders addressing remedies should the court determine the statute is invalid. In October 2023, all parties filed the draft orders addressing remedies that were requested by the Iowa district court. A decision is expected by late November 2023. To this point, MISO has taken no action to reverse or disrupt its approval of MidAmerican Energy's LRTP Tranche 1 projects. This matter only potentially affects the manner in which MidAmerican Energy would secure the right to construct transmission lines that are eligible for regional cost allocation and are otherwise subject to competitive bidding under the MISO tariff; it does not negatively affect or implicate MidAmerican Energy's ongoing rights to construct any other transmission lines, including lines required to serve new or expanded retail load, connect new generators or meet reliability criteria.

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

Deferred Energy Accounting Adjustment Rate

In May 2023, the Nevada Utilities filed an application with the PUCN for approval to adjust the DEAA rates in excess of the maximum allowable adjustment to provide a discounted rate to customers effective July 1, 2023. In June 2023, the Nevada Utilities filed a stipulation signed by interveners that resolved all matters in the dockets opened for the application. In June 2023, the PUCN accepted the stipulation and granted the application as modified. The rate reduction for customers was effective July 1, 2023. In August 2023, the Nevada Utilities' filed a notice to implement quarterly changes to the BTER and DEAA rates within the maximum allowable adjustment returning to an ordinary level of adjustment. In October 2023, the PUCN approved the BTER and DEAA rates effective October 1, 2023.

Regulatory Rate Review

In June 2023, Nevada Power filed a regulatory rate review with the PUCN that requested an annual revenue increase of $93 million, or 3.3%. In addition, a filing was made to revise depreciation rates based on a study, the results of which are reflected in the proposed revenue requirements. An order is expected by the end of 2023 and, if approved, would be effective January 1, 2024. In August, 2023, Nevada Power filed an updated certification filing that requested an annual revenue increase of $96 million, or 3.3%. Parties to the review filed testimony and evidence in August and September 2023. Hearings in the cost of capital and revenue requirement phases were held in October 2023. The hearings in the rate design phase are scheduled for November 2023. An order is expected by the end of 2023 and, if approved, rates would be effective January 1, 2024.

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
The permission for the appeal was granted by the CMA, which confirmed its Final Determination on September 21, 2023. The CMA upheld Northern Powergrid's appeal in relation to Ofgem's misallocation of allowances that is inconsistent with efficient costs. The CMA found that GEMA's decision was unlawful on the grounds of irrationality. The CMA has remitted the matter back to Ofgem to determine and implement a remedy, with the result having the potential to increase Northern Powergrid's cost allowances for the period April 2023 to March 2028 up to £160 million in 2020/21 prices. Ofgem successfully defended its decision not to grant Northern Powergrid a reward under its Business Plan Incentive mechanism.

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

Northern Natural Gas

In July 2022, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.3 billion. This is an increase of $323 million above the cost of service filed in its 2019 rate case of $1.0 billion. Depreciation on increased rate base and an increase in depreciation and negative salvage rates account for $115 million of the $323 million increase in the filed cost of service. Northern Natural Gas has requested increases in various rates, including transportation and storage reservation rates. In January 2023, the FERC approved Northern Natural Gas filing to implement its interim rates effective January 1, 2023, subject to refund and the outcome of hearing procedures. In June 2023, a settlement agreement was filed with the FERC resolving all pending issues in the rate case and providing for increased service rates and increased depreciation rates for onshore transmission plant from 2.30% to 2.49%. Market Area transportation reservation rates increased 32.5%, Field Area transportation reservation rates increased 20.5% and storage reservation rates increased 13.0% from the rates that were in effect in 2022. The settlement also provides for a Section 4 and Section 5 rate action moratorium through June 30, 2024, subject to certain exceptions. The settlement rates were implemented May 1, 2023, and the Company's provision for rate refunds for January 2023 through April 2023, including accrued interest, totaled $92 million. In September 2023, the FERC approved the settlement agreement and the rate refunds to customers were processed in October 2023.

BHE Transmission

AltaLink

2024-2025 General Tariff Application

In April 2023, AltaLink filed its 2024-2025 GTA with the AUC with total transmission tariffs of C$902.3 million and C$908.6 million for 2024 and 2025, respectively. The application also requested the approval to reinstate C$98.9 million cost of removal to rate base which was not previously approved, based on additional information filed.

In July 2023, AltaLink requested the AUC to suspend the schedule for its 2024-2025 GTA until August 31, 2023. AltaLink required the schedule delay to amend its application in response to the unprecedented wildfire events that AltaLink experienced in Alberta, Canada in May and June 2023. In August 2023, AltaLink filed an amendment to its 2024-2025 GTA. The amendment increased AltaLink's Wildfire Mitigation Plan capital expenditures from C$16.0 million to C$38.5 million in 2024 and from C$14.6 million to C$38.4 million for 2025. AltaLink's total amended transmission tariffs for 2024 and 2025 are C$903.5 million and C$911.9 million, respectively. AltaLink also plans to file an application with the AUC later this year to recover all costs incurred as a result of the May and June 2023 wildfire events.

Generic Cost of Capital Proceeding

In January 2022, the AUC initiated the generic cost of capital proceeding. The proceeding will be conducted in two stages. The first stage will determine the cost of capital parameters for 2023 and the second stage will consider returning to a formula-based approach to establish cost of capital adjustments, commencing in 2024. In March 2022, the AUC issued its decision with respect to the first stage of the generic cost of capital proceeding by approving the extension of the 2022 return on equity of 8.5% and deemed equity ratio of 37% for 2023, recognizing lingering uncertainty and continued volatility of financial markets. In June 2022, the AUC initiated the second stage to explore a formula-based approach to determine the return on equity for 2024 and future test periods.

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

In October 2023, the AUC issued its decision on the Generic Cost of Capital for 2024 and beyond for Alberta's regulated electric and gas utilities, approving a set equity ratio and a formula to determine return on equity. The AUC set the deemed equity ratio at 37% and set a notional return on equity of 9.00%, which is subject to formulaic adjustments utilizing 30-year Government of Canada bond yields and Canadian utility spreads. In November 2023, the AUC will set and provide utilities with the approved return on equity for 2024 and will provide the same in November of each year going forward.

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

Greenhouse Gas Standards

In May 2023, the EPA proposed rules addressing greenhouse gas emissions from new and reconstructed natural gas-fueled combustion turbines (Clean Air Act Section 111(b) rule) and existing coal- and gas- or oil-fueled steam units and natural gas-fueled combustion turbines (Clean Air Act Section 111(d) rule). The proposed requirements for existing units would take effect January 1, 2030, through state implementation plans. Requirements for new combustion turbines are subcategorized based on capacity factor, where low-load units would be required to meet an emissions limit, intermediate-load units would be required to use a blend of low-emitting hydrogen and natural gas and base-load units would be required to utilize carbon capture and sequestration technology or a high-percentage blend of low-emitting hydrogen. Requirements for existing gas- and oil-fueled steam units are also subcategorized based on capacity factor, where low-load units would be subject to routine maintenance to demonstrate no increase in emissions, intermediate-load units would be subject to an emission limit of 1,500 pounds of CO2 / MWh-gross and base-load units would be subject to an emission limit of 1,300 pounds of CO2 / MWh-gross. Control equipment requirements for existing combustion turbines only apply to large, high load turbines that are greater than 300MW in capacity and operate at a greater than 50% capacity factor. These units would be required to begin utilizing carbon capture and sequestration with a 90% capture rate by 2035 or use a blend of low-emitting hydrogen starting in 2032. Requirements for existing coal-fueled units are subcategorized based on retirement date. Units with earlier retirement dates would be subject to less stringent requirements while units that commit to later retirement dates would be subject to annual capacity factor limits or natural gas co-firing requirements. Units that will continue operating after December 31, 2039, would be required to utilize carbon capture and sequestration with a 90% carbon capture rate. Clean Air Act Section 111 establishes a cooperative approach between the EPA and the states. The EPA establishes nationwide standards based on the best system of emissions reductions it identifies for a source category. States are then expected to develop plans to implement those standards at affected units. States may adopt the EPA's standards or develop state-specific standards that achieve the same air quality results. The EPA accepted comments on the proposal through August 8, 2023. The relevant Registrants operate facilities that may be affected by these proposals. Until the EPA takes final action on the proposals, the states submit any required SIPs and litigation is exhausted, the relevant Registrants cannot determine the impacts of the proposed rule.

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

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of NOx and SO2, precursors of ozone and particulate matter, from down-wind sources in the eastern U.S. to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. After numerous appeals, the CSAPR was promulgated to address interstate transport of SO2 and NOx emissions in 27 Eastern and Midwestern states. In March 2022, the EPA released its Good Neighbor Rule, which contains proposed revisions to the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. In March 2023, the EPA released the final Good Neighbor Rule. The electric generation sector remains the key industry regulated by the rule and will be subject to emissions allowance trading beginning in summer 2023. The final rule shifted the maximum daily backstop rate for coal-fueled generating units, which drives the installation of new controls or curtailment, to take effect in 2030 instead of 2027. PacifiCorp's Hunter Units 1-3 and Huntington Units 1-2, which do not have SCR controls, are impacted by the rule. PacifiCorp's 2023 IRP selected the installation of SNCR on the Hunter and Huntington Units by 2026 as part of the preferred portfolio. The level of NOx allowances for the Utah units remains similar to 2021 levels, with significant reductions for the coal units beginning in 2026. The daily limit, which takes effect in 2030, will further restrict operation of coal-fueled units without SCR. NV Energy's fossil-fueled units are also covered by the final rule. North Valmy Units 1 and 2, which do not have SCR, will require additional controls or reduced operations during the ozone season if operated beyond 2025. Nevada's regional haze SIP has an enforceable retirement date for North Valmy Units 1 and 2 of December 31, 2028, and NV Energy's IRP identified a December 31, 2025, retirement date for the units. The EPA's updated modeling suggests that Arizona, Iowa and Kansas may be significantly contributing to nonattainment in downwind states. The EPA intends to undertake additional assessment of its modeling for these states and will determine if it is necessary to address obligations for these states in future actions. The EPA also deferred final action for Wyoming, pending further review of updated air quality and contribution modeling and analysis. Additional notice and comment rulemaking, such as a supplemental rule, would be required to rescind Iowa's approved SIP and incorporate additional states into the program. The states of Nevada, Utah and Wyoming challenged the EPA's denials and deferral, respectively, of their interstate ozone transport SIPs in the Ninth, Tenth and D.C. Circuit. PacifiCorp also filed petitions with the court opposing the EPA's action in Utah and Wyoming. At the time of filing, at least 11 other states have challenged the EPA's action to disapprove SIPs in seven different regional federal courts of appeal. Stays have been granted by six circuit courts for SIP disapprovals in 12 states. Relevant to Registrants, the states of Nevada, Texas and Utah were granted stays. The final Good Neighbor Rule was published June 5, 2023 and took effect August 4, 2023. The EPA issued several interim final rules stating that the federal rule will not take effect in states in which the SIP disapprovals have been deferred or stayed. The EPA published its proposed approval of Wyoming's SIP on August 14, 2023 and accepted comments through September 13, 2023. In addition to litigation over SIP disapprovals, there are numerous appeals of the final Good Neighbor Rule pending in four different circuit courts, and at least four motions to stay the final rule have been filed in four different circuit courts. On September 25, 2023, the D.C. Circuit denied the motion to stay the Good Neighbor Rule filed by several state and industry parties. The denial means that states that do not have stays on their SIP disapprovals are subject to the Good Neighbor Rule. The states of Ohio, Indiana and West Virginia filed a request for stay of the Good Neighbor Rule with the U.S. Supreme Court on October 13, 2023. Several industry groups representing utilities as well as pipeline, paper, cement and other industries affected by the rule filed supportive requests for stay on the same day. Until additional rulemaking is completed and litigation is exhausted, the potential impacts to the relevant Registrants cannot be determined.

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

In June 2019, the state of Utah incorporated a BART alternative into its SIP for regional haze planning period one. The BART alternative makes the shutdown of PacifiCorp's Carbon generating facility enforceable under the SIP and removes the requirement to install SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. The EPA approved the SIP revision with the BART alternative in October 2020. The EPA's actions also withdrew a prior FIP that required installation of SCR equipment on Hunter Units 1 and 2 and Huntington Units 1 and 2. On January 19, 2021, Heal Utah, National Parks Conservation Association, Sierra Club and Utah Physicians for a Healthy Environment filed a petition for review of the Utah Regional Haze SIP Alternative in the Tenth Circuit. The EPA defended the SIP, and PacifiCorp and the state of Utah intervened in the litigation in support of the EPA. Oral arguments in HEAL Utah v. EPA were held March 21, 2023. On August 14, 2023, the Tenth Circuit denied the petition to vacate Utah's first planning period regional haze plan.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. The EPA's final action on other parts of the Wyoming SIP in 2014 approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls by 2019. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming and several environmental groups also filed an appeal of the EPA's final action. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The parties worked to mediate claims under the Wyoming regional haze requirements until the abatement on litigation was lifted in September 2022. Opening briefs were submitted in October 2022. In the litigation, PacifiCorp objects to the EPA's FIP requiring SCR on the Wyodak Unit. That requirement in the agency's plan remains stayed by the court. PacifiCorp has also intervened on behalf of the EPA against claims that Naughton Units 1 and 2 should have been subject to an SCR requirement. Oral argument was held May 16, 2023. PacifiCorp argued that the Naughton claims are moot but that a court ruling on the Wyodak claims is necessary because the EPA's federal plan complies with the Clean Air Act. On August 15, 2023, the Tenth Circuit remanded the Wyodak portion of Wyoming's state plan to EPA for further review. For Naughton Units 1 and 2, the court determined EPA properly approved Wyoming's Naughton determination and denied environmental groups' petition. Separately, on February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree, PacifiCorp must convert Jim Bridger Units 1 and 2 to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. The EPA and PacifiCorp executed an administrative order on consent June 9, 2022, covering compliance for Jim Bridger Units 1 and 2 under the regional haze rule. The federal order contains the same emission and operating limits as the Wyoming consent decree and adds federal approval of the compliance pathway outlined in the state consent decree, including revision of the SIP to include conversion of Jim Bridger Units 1 and 2 to natural gas. On December 30, 2022, the Wyoming Air Quality Division submitted the state-approved revised regional haze SIP requiring natural gas conversion of Jim Bridger Units 1 and 2 to the EPA for approval. The plan revision replaces a previous requirement for SCR at the units. The Wyoming Air Quality Division also issued an air permit for the natural gas conversion of Jim Bridger Units 1 and 2 on December 28, 2022. PacifiCorp submitted a notice of compliance to the EPA on March 9, 2023, to certify completion of the Jim Bridger administrative compliance order through completion of the requirements to comply with Wyoming's consent decree and revised SIP submission. PacifiCorp remains subject to the compliance terms of the Wyoming consent decree as it works to convert Jim Bridger Units 1 and 2 to natural gas. The EPA is in on-going discussions with Wyoming to finalize a determination on the SIP revisions, with a decision anticipated by the end of 2023.

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

Nevada, Utah and Wyoming each submitted regional haze SIPs for the regional haze second planning period to the EPA and received completeness determinations in August 2022. The EPA has not yet made determinations on these plans. It was required to make final determinations on the SIPs by August 2023. On August 25, 2022, the EPA promulgated a finding of failure to submit a SIP for the regional haze second planning period for 15 states, including Iowa. The finding establishes a two-year deadline for the agency to promulgate FIPs to address the requirements, unless prior to promulgating a FIP, the state submits, and the agency approves, a SIP meeting the requirements. The finding says the agency intends to continue to work with states in developing approvable SIP submittals in a timely manner. The Iowa Department of Natural Resources continues to work with the EPA on development of its SIP. On February 13, 2023, Iowa issued a draft SIP and accepted comment on the draft plan through March 16, 2023. Iowa proposes to require operational improvements to existing control equipment at MidAmerican Energy's Louisa Generation Station and Walter Scott Jr. Energy Center - Unit 3. Iowa anticipates submitting a final plan to the EPA in fall 2023.

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

In March 2023, the latest changes to the definition of "waters of the U.S.," a rule that determines which waters are regulated under the federal Clean Water Act, took effect. Under this rule, tributaries, many wetlands, intrastate lakes, intrastate ponds, intrastate streams and some impoundments must meet either test from the 2006 Rapanos plurality decision to be considered a water of the U.S. That is, a water must be relatively permanent and have a continuous surface connection to an included waterbody (the "relatively permanent" test) or it must significantly affect the biological, physical or chemical integrity of a traditional navigable water, territorial seas or interstate waters (the "significant nexus" test). The rule was challenged in multiple courts. On May 23, 2023, the U.S. Supreme Court issued a decision in Sackett v. EPA, a case that challenged the Clean Water Act's applicability to certain wetlands. In its decision, the U.S. Supreme Court significantly narrowed protections for wetlands and intermittent streams under the federal Clean Water Act. The U.S. Supreme Court unanimously rejected the significant nexus test as unworkable. A divided U.S. Supreme Court determined that jurisdiction applies to waters that are adjacent to traditional interstate navigable waters and that have a continuous surface connection with that traditional interstate navigable waters. In light of the Sackett decision, the EPA secured stays of litigation over its definitional rule in two of three pending challenges in order to conduct rulemaking to conform to the U.S. Supreme Court's decision. On September 8, 2023, the EPA issued a new rule conforming to the U.S. Supreme Court's decision.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2023, the related consolidated statements of operations, and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 3, 2023

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$98	$641
Trade receivables, net	886	825
Other receivables, net	89	72
Inventories	519	474
Derivative contracts	47	184
Regulatory assets	459	275
Prepaid expenses	146	102
Other current assets	70	111
Total current assets	2,314	2,684

Property, plant and equipment, net	26,099	24,430
Regulatory assets	1,931	1,605
Other assets	1,023	686

Total assets	$31,367	$29,405

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,204	$1,049
Accrued interest	171	128
Accrued property, income and other taxes	162	67
Accrued employee expenses	132	86
Short-term debt	165	—
Current portion of long-term debt	473	449
Regulatory liabilities	91	96
Other current liabilities	359	271
Total current liabilities	2,757	2,146

Long-term debt	9,984	9,217
Regulatory liabilities	2,607	2,843
Deferred income taxes	2,933	3,152
Wildfires liabilities (Note 9)	2,278	400
Other long-term liabilities	1,033	906
Total liabilities	21,592	18,664

Commitments and contingencies (Note 9)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,303	6,269
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	9,775	10,741

Total liabilities and shareholders' equity	$31,367	$29,405

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Operating revenue	$1,676	$1,635	$4,487	$4,246

Operating expenses:
Cost of fuel and energy	664	581	1,740	1,497
Operations and maintenance	356	289	1,056	877
Wildfires losses, net of recoveries (Note 9)	1,263	—	1,671	64
Depreciation and amortization	285	277	843	836
Property and other taxes	51	51	156	161
Total operating expenses	2,619	1,198	5,466	3,435

Operating (loss) income	(943)	437	(979)	811

Other income (expense):
Interest expense	(140)	(105)	(398)	(318)
Allowance for borrowed funds	19	9	48	21
Allowance for equity funds	40	19	101	47
Interest and dividend income	28	15	73	29
Other, net	(1)	(3)	4	(12)
Total other income (expense)	(54)	(65)	(172)	(233)

Income (loss) before income tax expense (benefit)	(997)	372	(1,151)	578
Income tax expense (benefit)	(345)	(37)	(485)	(43)
Net (loss) income	$(652)	$409	$(666)	$621

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2022	$2	$—	$4,479	$5,561	$(16)	$10,026
Net income	—	—	—	409	—	409
Balance, September 30, 2022	$2	$—	$4,479	$5,970	$(16)	$10,435

Balance, December 31, 2021	$2	$—	$4,479	$5,449	$(17)	$9,913
Net income	—	—	—	621	—	621
Other comprehensive income	—	—	—	—	1	1
Common stock dividends declared	—	—	—	(100)	—	(100)
Balance, September 30, 2022	$2	$—	$4,479	$5,970	$(16)	$10,435

Balance, June 30, 2023	$2	$—	$4,479	$5,955	$(9)	$10,427
Net loss	—	—	—	(652)	—	(652)
Balance, September 30, 2023	$2	$—	$4,479	$5,303	$(9)	$9,775

Balance, December 31, 2022	$2	$—	$4,479	$6,269	$(9)	$10,741
Net loss	—	—	—	(666)	—	(666)
Common stock dividends declared	—	—	—	(300)	—	(300)
Balance, September 30, 2023	$2	$—	$4,479	$5,303	$(9)	$9,775

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(666)	$621
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	843	836
Allowance for equity funds	(101)	(47)
Net power cost deferrals	(578)	(262)
Amortization of net power cost deferrals	156	67
Other changes in regulatory assets and liabilities	(101)	(90)
Deferred income taxes and amortization of investment tax credits	(320)	48
Other, net	1	15
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(133)	(47)
Inventories	(45)	3
Derivative collateral, net	(87)	28
Prepaid expenses	(56)	(25)
Accrued property, income and other taxes, net	165	180
Accounts payable and other liabilities	392	361
Wildfires insurance receivable	(257)	(161)
Wildfires liability	1,854	225
Net cash flows from operating activities	1,067	1,752

Cash flows from investing activities:
Capital expenditures	(2,250)	(1,481)
Other, net	5	4
Net cash flows from investing activities	(2,245)	(1,477)

Cash flows from financing activities:
Proceeds from long-term debt	1,189	—
Repayments of long-term debt	(401)	(104)
Proceeds from short-term debt	165	—
Dividends paid	(300)	(100)
Other, net	(4)	(2)
Net cash flows from financing activities	649	(206)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(529)	69
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	674	186
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$145	$255

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023, other than the updates associated with PacifiCorp's estimates of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and a wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), referred to together as "the Wildfires" as discussed in Note 9.

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$98	$641
Restricted cash and cash equivalents included in other current assets	11	7
Restricted cash included in other assets	36	26
Total cash and cash equivalents and restricted cash and cash equivalents	$145	$674

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2023	2022
Utility plant:
Generation	15 - 59 years	$13,814	$13,726
Transmission	60 - 90 years	8,140	8,051
Distribution	20 - 75 years	8,840	8,477
Intangible plant(1) and other	5 - 75 years	2,810	2,755
Utility plant in-service		33,604	33,009
Accumulated depreciation and amortization		(11,649)	(11,093)
Utility plant in-service, net		21,955	21,916
Nonregulated, net of accumulated depreciation and amortization	14 - 95 years	18	18
		21,973	21,934
Construction work-in-progress		4,126	2,496
Property, plant and equipment, net		$26,099	$24,430
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

(5)    Income Taxes

The effective income tax rate for the three-month period ended September 30, 2023, is 35% and results from a $345 million income tax benefit associated with a $997 million pre-tax loss, primarily related to increases in wildfire loss accruals, net of expected insurance recoveries of $1,263 million as described in Note 9. The $345 million income tax benefit is primarily comprised of a $210 million benefit (21%) from the application of the federal statutory income tax rate to the pre-tax loss, a $64 million benefit (6%) from federal income tax credits, a $37 million benefit (4%) from state income tax and a $36 million benefit (4%) from effects of ratemaking.

The effective income tax rate for the nine-month period ended September 30, 2023 is 42% and results from a $485 million income tax benefit associated with a $1,151 million pre-tax loss, primarily related to increases in wildfire loss accruals, net of expected insurance recoveries of $1,671 million as described in Note 9. The $485 million income tax benefit is primarily comprised of a $242 million benefit (21%) from the application of the federal statutory income tax rate to the pre-tax loss, a $119 million benefit (10%) from federal income tax credits, a $70 million benefit (6%) from effects of ratemaking and a $44 million benefit (4%) from state income tax.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	4	4	4	4
Federal income tax credits	6	(22)	10	(22)
Effects of ratemaking(1)	4	(13)	6	(12)
Valuation allowance	—	—	1	1
Other	—	—	—	1
Effective income tax rate	35%	(10)%	42%	(7)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTC") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended September 30, 2023 and 2022, totaled $64 million and $83 million, respectively. PTCs recognized for the nine-month periods ended September 30, 2023 and 2022, totaled $119 million and $127 million, respectively.

For the nine-month period ended September 30, 2023, PacifiCorp released an $11 million valuation allowance related to state net operating loss carryforwards. For the nine-month period ended September 30, 2022, PacifiCorp recorded an $8 million valuation allowance related to state net operating loss carryforwards.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month periods ended September 30, 2023 and 2022, PacifiCorp received net cash payments for federal and state income tax from BHE totaling $255 million and $194 million, respectively. As of September 30, 2023, net income taxes payable to BHE were $12 million. As of December 31, 2022, net income taxes receivable from BHE were $84 million.

(6)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Pension:
Interest cost	$10	$8	$29	$22
Expected return on plan assets	(12)	(11)	(36)	(32)
Net amortization	3	4	9	12
Net periodic benefit cost	$1	$1	$2	$2

Other postretirement:
Service cost	$—	$—	$1	$1
Interest cost	3	2	8	6
Expected return on plan assets	(3)	(3)	(10)	(8)
Net amortization	(1)	1	(2)	1
Net periodic benefit credit	$(1)	$—	$(3)	$—
Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2023. As of September 30, 2023, $3 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2023
Not designated as hedging contracts(1):
Commodity assets	$66	$11	$5	$—	$82
Commodity liabilities	(11)	(4)	(17)	—	(32)
Total	55	7	(12)	—	50

Total derivatives	55	7	(12)	—	50
Cash collateral (payable) receivable	(8)	—	5	—	(3)
Total derivatives - net basis	$47	$7	$(7)	$—	$47

As of December 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$279	$27	$9	$3	$318
Commodity liabilities	(22)	(7)	(14)	(5)	(48)
Total	257	20	(5)	(2)	270

Total derivatives	257	20	(5)	(2)	270
Cash collateral payable(2)	(73)	(5)	—	—	(78)
Total derivatives - net basis	$184	$15	$(5)	$(2)	$192
(1)PacifiCorp's commodity derivatives are generally included in rates. As of September 30, 2023, a regulatory liability of $50 million was recorded related to the net derivative asset of $50 million. As of December 31, 2022, a regulatory liability of $270 million was recorded related to the net derivative asset of $270 million.
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

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory (liabilities) assets and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory (liabilities) assets, as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Beginning balance	$(9)	$(223)	$(270)	$(53)
Changes in fair value recognized in regulatory (liabilities) assets	(9)	(79)	83	(296)
Net gains (losses) reclassified to operating revenue	—	7	(8)	(4)
Net (losses) gains reclassified to energy costs	(32)	129	145	187
Ending balance	$(50)	$(166)	$(50)	$(166)

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2023	2022

Electricity purchases, net	Megawatt hours	2	2
Natural gas purchases	Decatherms	126	127
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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent threshold levels may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2023, PacifiCorp's issuer credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $32 million and $48 million as of September 30, 2023 and December 31, 2022, respectively, for which PacifiCorp had posted collateral of $5 million and $— million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2023 and December 31, 2022, PacifiCorp would have been required to post $7 million and $3 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2023:
Assets:
Commodity derivatives	$—	$82	$—	$(28)	$54
Money market mutual funds	120	—	—	—	120
Investment funds	29	—	—	—	29
	$149	$82	$—	$(28)	$203

Liabilities - Commodity derivatives	$—	$(32)	$—	$25	$(7)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$318	$—	$(119)	$199
Money market mutual funds	649	—	—	—	649
Investment funds	23	—	—	—	23
	$672	$318	$—	$(119)	$871

Liabilities - Commodity derivatives	$—	$(48)	$—	$41	$(7)
(1)Represents netting under master netting arrangements and a net cash collateral payable of $3 million and $78 million as of September 30, 2023 and December 31, 2022, respectively. As of December 31, 2022, PacifiCorp had an additional $12 million cash collateral payable that was not required to be netted against total derivatives.

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

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$10,457	$8,834	$9,666	$9,045

(9)    Commitments and Contingencies

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

During the nine-month period ended September 30, 2023, PacifiCorp entered into build transfer agreements totaling $1.2 billion through 2025 for the construction of certain wind-powered generating facilities in Wyoming.

Fuel Contracts

During the nine-month period ended September 30, 2023, PacifiCorp entered into certain coal supply agreements totaling $425 million through 2025.

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

Pursuant to Accounting Standards Codification Topic 450, Contingencies, a provision for a loss contingency is recorded when it is probable a liability is likely to occur and the amount of loss can be reasonably estimated. PacifiCorp evaluates the related range of reasonably estimated losses and records a loss based on its best estimate within that range or the lower end of the range if there is no better estimate.

Wildfires Overview

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

Investigations into the cause and origin of each wildfire are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, numerous lawsuits on behalf of plaintiffs related to the 2020 Wildfires have been filed in Oregon and California, including a class action complaint in Oregon for which the jury issued a verdict for the 17 named plaintiffs in June 2023 as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned lawsuits. Additionally, certain governmental agencies have informed PacifiCorp that they are contemplating filing actions in connection with certain of the Oregon 2020 Wildfires. Amounts sought in the lawsuits, complaints and demands filed in Oregon and in certain demands made in California total nearly $8 billion, excluding any doubling or trebling of damages included in the complaints. Generally, the lawsuits and complaints filed in California do not specify damages sought and are excluded from this amount.

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al, in Multnomah County Circuit Court, Oregon (the "James case"). The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires. In May 2022, the Multnomah County Circuit Court granted issue class certification and consolidated the James case with several other cases. While PacifiCorp's pre-trial request for immediate appeal of the class certification was denied, it will have the opportunity to appeal the class issues post-judgment. In April 2023, the jury trial for the James case with respect to 17 named plaintiffs began in Multnomah County Circuit Court. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 individual plaintiffs and to the class with respect to the four wildfires. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic and property damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages. In September 2023, the Multnomah County Circuit Court ordered trial dates for two consolidated jury trials including approximately 10 class members each and a third trial for certain commercial timber plaintiffs wherein plaintiffs in each of the three trials will present evidence regarding their damages. The trials are scheduled at various dates from January to April 2024. A fourth jury trial is scheduled in May 2024 relating to certain nonclass plaintiffs associated with the Echo Mountain Complex fire. Hearings on PacifiCorp's post-trial motions are scheduled to be held November 9, 2023. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment is entered unless otherwise specified in the judgment. No judgment has yet been entered by the Multnomah County Circuit Court. PacifiCorp intends to appeal the jury's findings and damage awards in the James case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

Based on available information to date, PacifiCorp believes it is probable that losses will be incurred associated with the 2020 Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, on July 29, 2022, the 2022 McKinney Fire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged, 185 structures destroyed, 12 injuries and four fatalities and consumed 60,000 acres. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service, the California Public Utilities Commission, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, multiple lawsuits have been filed in California on behalf of plaintiffs related to the 2022 McKinney Fire. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees, but the amount of damages sought is not specified.

PacifiCorp had previously not considered a loss probable related to the 2022 McKinney Fire; however, based on available information to date, PacifiCorp now believes it is probable a loss will be incurred associated with the 2022 McKinney Fire. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes.

Estimated Losses for the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp increased its accrual by $1,387 million during the three-month period ended September 30, 2023, bringing its cumulative estimated probable losses associated with the Wildfires to $2,405 million through September 30, 2023. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Beginning balance	$948	$477	$424	$252
Accrued losses	1,387	—	1,928	225
Payments	(57)	—	(74)	—
Ending balance	$2,278	$477	$2,278	$477
Until such time that settlement terms or other conclusions are reached to indicate that payments are expected to occur in the short-term, PacifiCorp's liability for estimated losses associated with the Wildfires is classified as a noncurrent liability on the Consolidated Balance Sheets.

PacifiCorp's receivable for expected insurance recoveries associated with the probable losses was $503 million and $246 million, respectively, as of September 30, 2023 and December 31, 2022, and is included in Other assets on the Consolidated Balance Sheets. During the three- and nine-month periods ended September 30, 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $1,263 million and $1,671 million, respectively. During the three- and nine-month periods ended September 30, 2022, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $— million and $64 million, respectively. No additional insurance recoveries beyond those accrued to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp's financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions.

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

(10)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Customer Revenue:
Retail:
Residential	$601	$576	$1,636	$1,498
Commercial	513	461	1,372	1,224
Industrial	310	310	870	860
Other retail	119	118	246	235
Total retail	1,543	1,465	4,124	3,817
Wholesale	47	69	134	179
Transmission	44	54	116	131
Other Customer Revenue	31	24	87	72
Total Customer Revenue	1,665	1,612	4,461	4,199
Other revenue	11	23	26	47
Total operating revenue	$1,676	$1,635	$4,487	$4,246

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

Net loss for the third quarter of 2023 was $652 million, a decrease of $1,061 million compared to 2022 net income of $409 million. The decrease in net income was primarily due to an increase in estimated losses of $1,263 million associated with the 2020 Wildfires and the 2022 McKinney Fire, net of expected insurance recoveries, higher operations and maintenance expense and lower utility margin, partially offset by higher income tax benefit. Utility margin decreased $42 million primarily due to higher purchased electricity costs from higher prices and volumes, higher coal-fueled generation prices, lower retail revenue volumes, lower wholesale revenue volumes and prices, lower wheeling revenue and lower gas-fueled generation volumes, partially offset by higher retail revenue prices, higher net power costs deferrals, lower coal-fueled generation volumes and lower gas-fueled generation prices. Retail customer volumes decreased 2%, primarily due to unfavorable weather-related impacts and lower industrial usage, partially offset by higher commercial customer usage and an increase in the average number of customers. Energy generated decreased 8% for the third quarter of 2023 compared to 2022 primarily due to lower coal-fueled and hydro-powered generation volumes, partially offset by higher natural gas-fueled and wind-powered generation volumes. Wholesale electricity sales volumes decreased 12% and purchased electricity volumes increased 16%.

Net loss for the first nine months of 2023 was $666 million, a decrease of $1,287 million compared to 2022 net income of $621 million. The decrease in net income was primarily due to an increase in estimated losses of $1,607 million associated with the 2020 Wildfires and the 2022 McKinney Fire, net of expected insurance recoveries and increased operations and maintenance expense, partially offset by higher income tax benefit and lower other expense. Utility margin was unfavorable $2 million, primarily due to higher purchased electricity costs from higher prices and volumes, higher coal-fueled generation prices, lower wholesale revenue volumes, higher natural gas-fueled generation costs from higher volumes and prices and lower wheeling revenue, partially offset by higher average retail rates, higher net power cost deferrals, lower coal-fueled generation volumes and higher wholesale market prices. Retail customer volumes were flat, primarily due to lower industrial and irrigation customer usage and unfavorable impacts of weather, partially offset by higher commercial customer usage and an increase in the average number of customers. Energy generated decreased 12% for the first nine months of 2023 compared to 2022 primarily due to lower coal-fueled, wind-powered and hydroelectric generation volumes, partially offset by higher natural gas-fueled generation volumes. Wholesale electricity sales volumes decreased 39% and purchased electricity volumes increased 29%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin:
Operating revenue	$1,676	$1,635	$41	3%	$4,487	$4,246	$241	6%
Cost of fuel and energy	664	581	83	14	1,740	1,497	243	16
Utility margin	1,012	1,054	(42)	(4)	2,747	2,749	(2)	—
Operations and maintenance	356	289	67	23	1,056	877	179	20
Wildfires losses, net of recoveries	1,263	—	1,263	*	1,671	64	1,607	*
Depreciation and amortization	285	277	8	3	843	836	7	1
Property and other taxes	51	51	—	—	156	161	(5)	(3)
Operating (loss) income	$(943)	$437	$(1,380)	(316)%	$(979)	$811	$(1,790)	(221)%
*    Not meaningful

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin (in millions):
Operating revenue	$1,676	$1,635	$41	3%	$4,487	$4,246	$241	6%
Cost of fuel and energy	664	581	83	14	1,740	1,497	243	16
Utility margin	$1,012	$1,054	$(42)	(4)%	$2,747	$2,749	$(2)	—%

Sales (GWhs):
Residential	4,813	5,035	(222)	(4)%	13,724	13,653	71	1%
Commercial	5,559	5,343	216	4	15,336	14,526	810	6
Industrial, irrigation and other	4,974	5,337	(363)	(7)	13,627	14,709	(1,082)	(7)
Total retail	15,346	15,715	(369)	(2)	42,687	42,888	(201)	—
Wholesale	912	1,037	(125)	(12)	2,338	3,835	(1,497)	(39)
Total sales	16,258	16,752	(494)	(3)%	45,025	46,723	(1,698)	(4)%

Average number of retail customers (in thousands)	2,072	2,040	32	2%	2,065	2,033	32	2%

Average revenue per MWh:
Retail	$100.55	$93.38	$7.17	8%	$96.48	$89.19	$7.29	8%
Wholesale	$61.14	$84.28	$(23.14)	(27)%	$68.70	$55.37	$13.33	24%

Heating degree days	174	91	83	91%	6,692	6,572	120	2%
Cooling degree days	2,344	2,021	323	16%	2,800	2,432	368	15%

Sources of energy (GWhs)(1):
Coal	7,150	8,606	(1,456)	(17)%	16,299	21,777	(5,478)	(25)%
Natural gas	3,876	3,684	192	5	10,939	9,546	1,393	15
Wind(2)	1,191	1,051	140	13	4,719	5,260	(541)	(10)
Hydroelectric and other(2)	509	555	(46)	(8)	2,432	2,572	(140)	(5)
Total energy generated	12,726	13,896	(1,170)	(8)	34,389	39,155	(4,766)	(12)
Energy purchased	4,677	4,047	630	16	14,187	10,987	3,200	29
Total	17,403	17,943	(540)	(3)%	48,576	50,142	(1,566)	(3)%

Average cost of energy per MWh:
Energy generated(3)	$24.85	$21.60	$3.25	15%	$23.13	$20.74	$2.39	12%
Energy purchased	$115.30	$97.72	$17.58	18%	$82.43	$68.82	$13.61	20%
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

Quarter Ended September 30, 2023 compared to Quarter Ended September 30, 2022

Utility margin decreased $42 million for the third quarter of 2023 compared to 2022 primarily due to:
•$144 million of higher purchased electricity costs from higher average market prices and higher volumes;

•$32 million decrease in wholesale revenue primarily due to lower average market prices and wholesale volumes;

•$20 million of higher coal-fueled generation costs primarily due to higher average prices, partially offset by lower volumes; and

•$3 million of lower other revenue primarily due to lower wheeling revenue, partially offset by higher renewable energy credit sales.

The decreases above were partially offset by:
•$78 million of higher deferred net power costs net of amortization of previous deferrals in accordance with established adjustment mechanisms;
•$76 million increase in retail revenue due to higher average prices, partially offset by lower volumes. Retail customer volumes decreased 2.3%, primarily due to unfavorable weather-related impacts across the service territory, primarily in Utah and Oregon, lower industrial customer usage across all states, except Oregon, partially offset by higher Utah and Oregon commercial customer usage and an increase in the average number of residential and commercial customers across all states, except California; and
•$4 million of lower natural gas-fueled generation costs primarily due to lower average market prices, partially offset by higher volumes.
Operations and maintenance increased $67 million, or 23% for the third quarter of 2023 compared to 2022 primarily due to $23 million increase in vegetation management costs (including the impacts of deferrals and amortizations), $17 million increase in plant operations and maintenance costs, $8 million due to increased insurance premiums, $6 million increase in DSM amortization expense driven by higher spend in Oregon, Utah and Washington (offset in retail revenue) and $4 million of higher legal fees, primarily related to wildfire matters.

Wildfire losses, net of recoveries increased $1,263 million for the third quarter of 2023 compared to 2022 primarily due to increase in estimated losses, net of expected insurance recoveries, associated with the 2020 Wildfires and the 2022 McKinney Fire.

Interest expense increased $35 million, or 33%, for the third quarter of 2023 compared to 2022 primarily due to higher average long-term debt balances and higher average long-term debt interest rates.

Allowance for borrowed and equity funds increased $31 million for the third quarter of 2023 compared to 2022 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income increased $13 million for the third quarter of 2023 compared to 2022 primarily due to the recording of interest on higher deferred net power cost balances and higher investment income due to higher average interest rates on temporary cash investment balances.

Income tax benefit increased $308 million for the third quarter of 2023 compared to 2022 and the effective tax rate was 35% for 2023 and (10)% for 2022. The $308 million increase is primarily due to the increase in the accruals, net of expected insurance recoveries for the 2020 Wildfires and the 2022 McKinney Fire, partially offset by lower PTCs from PacifiCorp's wind-powered generating facilities and lower benefit from the effects of ratemaking.

First Nine Months of 2023 compared to First Nine Months of 2022

Utility margin decreased $2 million for the first nine months of 2023 compared to 2022 primarily due to:
•$413 million of higher purchased electricity costs from higher average market prices and higher volumes;
•$70 million of higher natural gas-fueled generation costs due to higher volumes and higher average market prices; and
•$52 million decrease in wholesale revenue primarily due to lower volumes, partially offset by higher average market prices.

The decreases above were partially offset by:
•$293 million increase in retail revenue due to higher average prices, partially offset by lower retail volumes. Retail customer volumes decreased 0.5%, primarily due to lower industrial and irrigation customer usage and unfavorable weather-related impacts across eastern states, mainly in Utah, partially offset by higher commercial and residential customer usage across eastern states, primarily in Utah and Wyoming, higher Oregon commercial customer usage, increase in average number of residential and commercial customers across all states, except California and favorable impacts of weather in Oregon.
•$227 million higher deferred net power costs net of amortization of previous deferrals in accordance with established adjustment mechanisms; and
•$20 million of lower coal-fueled generation costs due to lower volumes, partially offset by higher average prices.
Operations and maintenance increased $179 million, or 20%, for the first nine months of 2023 compared to 2022 primarily due to $60 million increase in vegetation management costs (including the impacts of deferrals and amortizations), $33 million increase in plant operations and maintenance costs, $21 million increase in DSM amortization expense driven by higher spend in Oregon, Utah and Washington (offset in retail revenue), $21 million of higher legal fees primarily related to wildfires matters, $14 million increase in insurance premiums, $7 million of higher bad debt expense and $7 million higher labor and employee-related expenses.

Wildfire losses, net of recoveries increased $1,607 million for the first nine months of 2023 compared to 2022 primarily due to increase in estimated losses, net of expected insurance recoveries, associated with the 2020 Wildfires and the 2022 McKinney Fire.

Property and other taxes decreased $5 million, or 3%, for the first nine months of 2023 compared to 2022 primarily due to lower property tax rates in Utah, partially offset by higher franchise taxes in Oregon and higher property taxes in Wyoming.

Interest expense increased $80 million, or 25%, for the first nine months of 2023 compared to 2022 primarily due to higher average long-term debt balances, higher average long-term debt interest rates and higher interest expense on transmission-related deposits.

Allowance for borrowed and equity funds increased $81 million for the first nine months of 2023 compared to 2022 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income increased $44 million for the first nine months of 2023 compared to 2022 primarily due to the recording of interest on higher deferred net power cost balances and higher investment income due to higher average interest rates on temporary cash investment balances.

Other, net increased $16 million for the first nine months of 2023 compared to 2022 primarily due to higher cash surrender values of Supplemental Executive Retirement Plan life insurance policies driven by market increases and a favorable change in deferred compensation and long-term incentive plan investments primarily due to market movements (offset in operations and maintenance expense).

Income tax benefit increased $442 million for the first nine months of 2023 compared to 2022 and the effective tax rate was 42% for 2023 and (7)% for 2022. The $442 million increase is primarily due to the increase in the accruals, net of expected insurance recoveries for the 2020 Wildfires and the 2022 McKinney Fire, higher benefit from the effects of ratemaking, release of a valuation allowance on state net operating loss carryforwards in 2023 compared to the establishment of a state valuation allowance in 2022, partially offset by lower PTCs from PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of September 30, 2023, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$98

Credit facilities	2,000
Less:
Short-term debt	(165)
Tax-exempt bond support and letters of credit	(249)
Net credit facilities	1,586

Total net liquidity	$1,684
Credit facilities:
Maturity dates	2026
Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022 were $1,067 million and $1,752 million, respectively. The decrease is primarily due to higher wholesale and fuel purchases, higher operating expense payments and collateral returned to counterparties, partially offset by higher collections from retail customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022 were $(2,245) million and $(1,477) million, respectively. The change is primarily due to an increase in capital expenditures of $769 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2023 were $649 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $1.2 billion and from the borrowing of short-term debt of $165 million. Uses of cash consisted primarily of $401 million for the repayment of long-term debt and $300 million for common stock dividends paid to PPW Holdings LLC.

Net cash flows from financing activities for the nine-month period ended September 30, 2022 were $(206) million. Uses of cash consisted primarily of $100 million for common stock dividends paid to PPW Holdings LLC and $104 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $2.0 billion of short-term debt. As of September 30, 2023, PacifiCorp had $165 million of short-term debt outstanding at a weighted average interest rate of 5.53%. As of December 31, 2022, PacifiCorp had no short-term debt outstanding.

Debt Authorizations

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $3.8 billion of long-term debt. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement with the SEC to issue an indeterminate amount of first mortgage bonds through September 2026.

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

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customer rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings, including regulatory filings for Certificates of Public Convenience and Necessity; outcomes of legal actions associated with the 2020 Wildfires and the 2022 McKinney Fire; changes in income tax laws; general business conditions; new customer requests; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023

Wind generation	$21	$550	$818
Electric distribution	487	649	890
Electric transmission	832	763	1,333
Solar generation	—	1	8
Electric battery and pumped hydro storage	6	3	5
Other	135	284	268
Total	$1,481	$2,250	$3,322
PacifiCorp has included estimates for new renewable and carbon free generation resources, conversion of certain coal-fueled units to natural gas-fueled units, energy storage assets and associated transmission assets in its forecast capital expenditures based on its IRP. These estimates are likely to change as a result of the associated RFP process. PacifiCorp's historical and forecast capital expenditures include the following:
•Wind generation includes both growth projects and operating expenditures. Growth projects include construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties totaling $540 million and $21 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for the construction of additional wind-powered generating facilities and those at acquired sites totals $260 million for the remainder of 2023 and is primarily for the Rock Creek I and Rock Creek II projects to be constructed in Wyoming totaling 590 MWs that are expected to be placed in-service in 2024 and 2025.
•Electric distribution includes both growth projects and operating expenditures. Operating expenditures include spending on wildfire mitigation. Expenditures for wildfire mitigation totaled $177 million and $98 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for wildfire mitigation totals $36 million for the remainder of 2023. The remaining investments primarily relate to expenditures for new connections and distribution operations.

•Electric transmission includes both growth projects and operating expenditures. Transmission growth investments primarily reflect costs associated with Energy Gateway Transmission segments that are expected to be placed in-service in 2024 through 2028. Expenditures for these projects totaled $536 million and $643 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for these Energy Gateway Transmission segments totals $411 million for the remainder of 2023.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $128 million and $115 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned information technology spending totals $52 million for the remainder of 2023. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In March 2023, PacifiCorp filed its 2023 IRP in Idaho, Oregon and Wyoming. The March 2023 filing was considered informational in Utah. PacifiCorp filed its 2023 IRP (Amended Final) report on May 31, 2023, following a 60-day extended comment period.

The 2023 IRP is off cycle with regard to Washington's four-year IRP cycle and has instead been filed in that state as the "Washington Two-Year Progress Report," aligned with the Clean Energy Transformation Act requirements. In October, the WUTC approved a multi-party settlement agreement that resolved challenges to the Clean Energy Implementation Plan.

PacifiCorp has drafted a petition requesting that the WUTC approve an alternative IRP filing schedule, which would extend the existing timeline of each of several filing deadlines by three months to align with the filing schedules of the other five states within PacifiCorp's six-state territory. This is pertinent to maintaining a March 31, 2025 filing date for the 2025 IRP and all key dependent filing dates.

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

PacifiCorp's most recent RFP, the 2022 All-Source ("2022AS") RFP, was issued to market in April 2022. In September 2023, PacifiCorp suspended its 2022AS RFP. No final shortlist will be announced while the RFP is paused. Pursuant to Section 2.E of the 2022AS RFP, PacifiCorp reserves the right, without limitation or qualification and in its sole discretion, to reject any or all bids, and to terminate or suspend this RFP in whole or in part at any time.

Key drivers behind PacifiCorp's decision to pause the RFP included:
•A federal court's stay of the EPA's proposed ozone transport rule.
•Ongoing rulemaking by the EPA regarding greenhouse gas emissions.
•Wildfire risk and associated liability across PacifiCorp's six-state service area and throughout the West.
•Evolving extreme weather risks that necessitate further decision-making regarding PacifiCorp's operational and resource requirements.

Material Cash Requirements

As of September 30, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2023, the related statements of operations and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 3, 2023

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$700	$258
Trade receivables, net	345	536
Income tax receivable	—	42
Inventories	333	277
Prepayments	121	91
Other current assets	33	66
Total current assets	1,532	1,270

Property, plant and equipment, net	21,521	21,091
Regulatory assets	630	550
Investments and restricted investments	959	902
Other assets	170	165

Total assets	$24,812	$23,978

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$449	$536
Accrued interest	93	85
Accrued property, income and other taxes	221	170
Current portion of long-term debt	4	317
Other current liabilities	130	93
Total current liabilities	897	1,201

Long-term debt	8,761	7,412
Regulatory liabilities	860	1,119
Deferred income taxes	3,505	3,433
Asset retirement obligations	793	683
Other long-term liabilities	548	485
Total liabilities	15,364	14,333

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	8,887	9,084
Total shareholder's equity	9,448	9,645

Total liabilities and shareholder's equity	$24,812	$23,978

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Regulated electric	$869	$1,009	$2,121	$2,342
Regulated natural gas and other	95	139	522	708
Total operating revenue	964	1,148	2,643	3,050

Operating expenses:
Cost of fuel and energy	165	235	393	534
Cost of natural gas purchased for resale and other	47	97	329	515
Operations and maintenance	214	210	635	602
Depreciation and amortization	210	338	670	865
Property and other taxes	39	38	121	114
Total operating expenses	675	918	2,148	2,630

Operating income	289	230	495	420

Other income (expense):
Interest expense	(85)	(79)	(246)	(235)
Allowance for borrowed funds	6	3	14	12
Allowance for equity funds	16	12	40	41
Other, net	6	4	37	(11)
Total other income (expense)	(57)	(60)	(155)	(193)

Income before income tax expense (benefit)	232	170	340	227
Income tax expense (benefit)	(92)	(135)	(462)	(529)

Net income	$324	$305	$802	$756

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, June 30, 2022	$—	$561	$8,850	$9,411
Net income	—	—	305	305
Common stock dividend	—	—	(50)	(50)
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2022	$—	$561	$9,104	$9,665

Balance, December 31, 2021	$—	$561	$8,399	$8,960
Net income	—	—	756	756
Common stock dividend	—	—	(50)	(50)
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2022	$—	$561	$9,104	$9,665

Balance, June 30, 2023	$—	$561	$9,463	$10,024
Net income	—	—	324	324
Common stock dividend	—	—	(900)	(900)
Balance, September 30, 2023	$—	$561	$8,887	$9,448

Balance, December 31, 2022	$—	$561	$9,084	$9,645
Net income	—	—	802	802
Common stock dividends	—	—	(1,000)	(1,000)
Other equity transactions	—	—	1	1
Balance, September 30, 2023	$—	$561	$8,887	$9,448

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$802	$756
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	670	865
Amortization of utility plant to other operating expenses	25	26
Allowance for equity funds	(40)	(41)
Deferred income taxes and investment tax credits, net	106	11
Settlements of asset retirement obligations	(20)	(55)
Other, net	44	40
Changes in other operating assets and liabilities:
Trade receivables and other assets	175	(10)
Inventories	(56)	(38)
Pension and other postretirement benefit plans	(1)	4
Accrued property, income and other taxes, net	93	197
Accounts payable and other liabilities	(37)	46
Net cash flows from operating activities	1,761	1,801

Cash flows from investing activities:
Capital expenditures	(1,339)	(1,404)
Purchases of marketable securities	(165)	(306)
Proceeds from sales of marketable securities	150	299
Other, net	14	12
Net cash flows from investing activities	(1,340)	(1,399)

Cash flows from financing activities:
Common stock dividends	(1,000)	(50)
Proceeds from long-term debt	1,338	—
Repayments of long-term debt	(316)	(2)
Other, net	(2)	—
Net cash flows from financing activities	20	(52)

Net change in cash and cash equivalents and restricted cash and cash equivalents	441	350
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	268	239
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$709	$589

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the nine-month period ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023.

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$700	$258
Restricted cash and cash equivalents in other current assets	9	10
Total cash and cash equivalents and restricted cash and cash equivalents	$709	$268

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2023	2022
Utility plant:
Generation	20-62 years	$17,550	$18,582
Transmission	55-80 years	2,758	2,662
Electric distribution	15-80 years	5,163	4,931
Natural gas distribution	30-75 years	2,239	2,144
Utility plant in-service		27,710	28,319
Accumulated depreciation and amortization		(7,674)	(8,024)
Utility plant in-service, net		20,036	20,295
Nonregulated property, net of accumulated depreciation and amortization	20-50 years	6	6
		20,042	20,301
Construction work-in-progress		1,479	790
Property, plant and equipment, net		$21,521	$21,091

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the nine-month periods ended September 30, 2023 and 2022, $12 million and $211 million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

(4)    Recent Financing Transactions

Long-Term Debt

In September 2023, MidAmerican Energy issued $350 million of its 5.35% First Mortgage Bonds due January 2034 and $1 billion of its 5.850% First Mortgage Bonds due September 2054. MidAmerican Energy intends, within 24 months of the issuance date, to allocate an amount equal to the net proceeds to finance or refinance, in whole or in part, new or existing investments or expenditures made in one or more eligible projects in alignment with BHE's Green Financing Framework.

Credit Facilities

In June 2023, MidAmerican Energy amended its existing $1.5 billion unsecured credit facility expiring in June 2025. The amendment extended the expiration date to June 2026.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(47)	(69)	(142)	(222)
State income tax, net of federal income tax impacts	(8)	(21)	(9)	(21)
Effects of ratemaking	(5)	(13)	(5)	(12)
Other, net	(1)	3	(1)	1
Effective income tax rate	(40)%	(79)%	(136)%	(233)%

Income tax credits relate primarily to production tax credits ("PTC") from MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2023 and 2022, totaled $484 million and $505 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $698 million and $757 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Pension:
Service cost	$2	$5	$8	$14
Interest cost	8	5	24	15
Expected return on plan assets	(7)	(7)	(23)	(21)
Settlement	—	—	(5)	2
Net amortization	—	—	—	1
Net periodic benefit cost	$3	$3	$4	$11

Other postretirement:
Service cost	$2	$2	$4	$6
Interest cost	4	2	10	6
Expected return on plan assets	(3)	(4)	(11)	(11)
Net amortization	—	(1)	—	(2)
Net periodic benefit cost (credit)	$3	$(1)	$3	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2023 are expected to be $7 million and $2 million, respectively. As of September 30, 2023, $5 million and $2 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(7)    Asset Retirement Obligations

MidAmerican Energy estimates its asset retirement obligation ("ARO") liabilities based upon detailed engineering calculations of the amount and timing of the future cash spending for a third party to perform the required work. Spending estimates are escalated for inflation and then discounted at a credit-adjusted, risk-free rate. Changes in estimates could occur for a number of reasons including changes in laws and regulations, plan revisions, inflation and changes in the amount and timing of expected work. During the nine-month period ended September 30, 2023, MidAmerican Energy recorded an increase of $88 million for decommissioning its wind-generating facilities, which is a non-cash investing activity and is due to an updated decommissioning estimate reflecting changes in the projected removal costs per turbine.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2023:
Assets:
Commodity derivatives	$—	$8	$2	$(5)	$5
Money market mutual funds	707	—	—	—	707
Debt securities:
U.S. government obligations	239	—	—	—	239
International government obligations	—	—	—	—	—
Corporate obligations	—	74	—	—	74
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	380	—	—	—	380
International companies	8	—	—	—	8
Investment funds	22	—	—	—	22
	$1,356	$85	$2	$(5)	$1,438

Liabilities - commodity derivatives	$—	$(20)	$(17)	$17	$(20)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2022:
Assets:
Commodity derivatives	$1	$37	$6	$(10)	$34
Money market mutual funds	225	—	—	—	225
Debt securities:
U.S. government obligations	215	—	—	—	215
International government obligations	—	1	—	—	1
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	360	—	—	—	360
International companies	8	—	—	—	8
Investment funds	16	—	—	—	16
	$825	$112	$6	$(10)	$933

Liabilities - commodity derivatives	$—	$(12)	$(1)	$10	$(3)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $12 million and $— million as of September 30, 2023 and December 31, 2022, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Beginning balance	$(14)	$26	$5	$(5)
Changes in fair value recognized in net regulatory assets	(9)	(2)	(36)	42
Settlements	8	(10)	16	(23)
Ending balance	$(15)	$14	$(15)	$14

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

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,765	$7,594	$7,729	$6,964

(9)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the nine-month period ended September 30, 2023, MidAmerican Energy entered into firm construction commitments totaling $354 million for the remainder of 2023 through 2024 related to the construction and repowering of wind-powered generating facilities in Iowa.

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

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended September 30, 2023				For the Nine-Month Period Ended September 30, 2023
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$254	$48	$—	$302	$594	$305	$—	$899
Commercial	111	14	—	125	272	109	—	381
Industrial	360	3	—	363	846	14	—	860
Natural gas transportation services	—	11	—	11	—	34	—	34
Other retail	48	1	—	49	121	1	—	122
Total retail	773	77	—	850	1,833	463	—	2,296
Wholesale	66	15	—	81	182	51	—	233
Multi-value transmission projects	15	—	—	15	42	—	—	42
Other Customer Revenue	—	—	2	2	—	—	6	6
Total Customer Revenue	854	92	2	948	2,057	514	6	2,577
Other revenue	15	1	—	16	64	2	—	66
Total operating revenue	$869	$93	$2	$964	$2,121	$516	$6	$2,643

	For the Three-Month Period Ended September 30, 2022				For the Nine-Month Period Ended September 30, 2022
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$267	$58	$—	$325	$620	$370	$—	$990
Commercial	117	20	—	137	282	139	—	421
Industrial	364	9	—	373	839	27	—	866
Natural gas transportation services	—	8	—	8	—	31	—	31
Other retail	51	2	—	53	124	3	—	127
Total retail	799	97	—	896	1,865	570	—	2,435
Wholesale	167	41	—	208	355	133	—	488
Multi-value transmission projects	16	—	—	16	44	—	—	44
Other Customer Revenue	—	—	1	1	—	—	3	3
Total Customer Revenue	982	138	1	1,121	2,264	703	3	2,970
Other revenue	27	—	—	27	78	2	—	80
Total operating revenue	$1,009	$138	$1	$1,148	$2,342	$705	$3	$3,050

(11)    Shareholder's Equity

In January and September 2023, MidAmerican Energy paid $100 million and $900 million, respectively, in cash dividends to its parent company, MHC.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Regulated electric	$869	$1,009	$2,121	$2,342
Regulated natural gas	93	138	516	705
Other	2	1	6	3
Total operating revenue	$964	$1,148	$2,643	$3,050

Operating income:
Regulated electric	$295	$245	$465	$383
Regulated natural gas	(6)	(15)	30	37
Total operating income	289	230	495	420
Interest expense	(85)	(79)	(246)	(235)
Allowance for borrowed funds	6	3	14	12
Allowance for equity funds	16	12	40	41
Other, net	6	4	37	(11)
Total income before income tax expense (benefit)	$232	$170	$340	$227

	As of
	September 30, 2023	December 31, 2022
Assets:
Regulated electric	$22,993	$22,092
Regulated natural gas	1,818	1,885
Other	1	1
Total assets	$24,812	$23,978

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2023, the related consolidated statements of operations and changes in member's equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2023

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$700	$261
Trade receivables, net	345	536
Income tax receivable	—	43
Inventories	333	277
Prepayments	121	91
Other current assets	43	66
Total current assets	1,542	1,274

Property, plant and equipment, net	21,522	21,092
Goodwill	1,270	1,270
Regulatory assets	630	550
Investments and restricted investments	961	904
Other assets	169	164

Total assets	$26,094	$25,254

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$449	$536
Accrued interest	94	90
Accrued property, income and other taxes	221	170
Note payable to affiliate	1	—
Current portion of long-term debt	4	317
Other current liabilities	130	93
Total current liabilities	899	1,206

Long-term debt	9,001	7,652
Regulatory liabilities	860	1,119
Deferred income taxes	3,503	3,431
Asset retirement obligations	793	683
Other long-term liabilities	548	484
Total liabilities	15,604	14,575

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	8,811	9,000
Total member's equity	10,490	10,679

Total liabilities and member's equity	$26,094	$25,254

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Regulated electric	$869	$1,009	$2,121	$2,342
Regulated natural gas and other	95	139	522	708
Total operating revenue	964	1,148	2,643	3,050

Operating expenses:
Cost of fuel and energy	165	235	393	534
Cost of natural gas purchased for resale and other	47	97	329	515
Operations and maintenance	214	210	635	602
Depreciation and amortization	210	338	670	865
Property and other taxes	39	38	121	114
Total operating expenses	675	918	2,148	2,630

Operating income	289	230	495	420

Other income (expense):
Interest expense	(89)	(84)	(258)	(249)
Allowance for borrowed funds	6	3	14	12
Allowance for equity funds	16	12	40	41
Other, net	6	2	49	(12)
Total other income (expense)	(61)	(67)	(155)	(208)

Income before income tax expense (benefit)	228	163	340	212
Income tax expense (benefit)	(93)	(137)	(463)	(533)

Net income	$321	$300	$803	$745

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, June 30, 2022	$1,679	$8,567	$10,246
Net income	—	300	300
Other equity transactions	—	1	1
Balance, September 30, 2022	$1,679	$8,868	$10,547

Balance, December 31, 2021	$1,679	$8,122	$9,801
Net income	—	745	745
Other equity transactions	—	1	1
Balance, September 30, 2022	$1,679	$8,868	$10,547

Balance, June 30, 2023	$1,679	$9,382	$11,061
Net income	—	321	321
Distribution to member	—	(892)	(892)
Balance, September 30, 2023	$1,679	$8,811	$10,490

Balance, December 31, 2022	$1,679	$9,000	$10,679
Net income	—	803	803
Distributions to member	—	(992)	(992)
Balance, September 30, 2023	$1,679	$8,811	$10,490

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$803	$745
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	670	865
Amortization of utility plant to other operating expenses	25	26
Allowance for equity funds	(40)	(41)
Deferred income taxes and investment tax credits, net	106	11
Settlements of asset retirement obligations	(20)	(55)
Other, net	31	42
Changes in other operating assets and liabilities:
Trade receivables and other assets	166	(12)
Inventories	(56)	(38)
Pension and other postretirement benefit plans	(1)	4
Accrued property, income and other taxes, net	94	197
Accounts payable and other liabilities	(41)	42
Net cash flows from operating activities	1,737	1,786

Cash flows from investing activities:
Capital expenditures	(1,339)	(1,404)
Purchases of marketable securities	(165)	(306)
Proceeds from sales of marketable securities	150	299
Proceeds from sale of investment	12	—
Other, net	14	12
Net cash flows from investing activities	(1,328)	(1,399)

Cash flows from financing activities:
Distributions to member	(992)	—
Proceeds from long-term debt	1,338	—
Repayments of long-term debt	(316)	(2)
Net change in note payable to affiliate	1	(34)
Other, net	(2)	(1)
Net cash flows from financing activities	29	(37)

Net change in cash and cash equivalents and restricted cash and cash equivalents	438	350
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	271	240
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$709	$590

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the nine-month period ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023.

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$700	$261
Restricted cash and cash equivalents in other current assets	9	10
Total cash and cash equivalents and restricted cash and cash equivalents	$709	$271

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

(4)    Recent Financing Transactions

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(48)	(72)	(142)	(238)
State income tax, net of federal income tax impacts	(8)	(22)	(9)	(24)
Effects of ratemaking	(5)	(13)	(5)	(13)
Other, net	(1)	2	(1)	3
Effective income tax rate	(41)%	(84)%	(136)%	(251)%

Income tax credits relate primarily to production tax credits ("PTC") from MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2023 and 2022, totaled $484 million and $505 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $700 million and $761 million for the nine-month periods ended September 30, 2023 and 2022, respectively.
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

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,005	$7,844	$7,969	$7,219

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

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)    Revenue from Contracts with Customers

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)    Member's Equity

In January and September 2023, MidAmerican Funding paid $100 million and $892 million. respectively, in cash distributions to its parent company, BHE.

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Regulated electric	$869	$1,009	$2,121	$2,342
Regulated natural gas	93	138	516	705
Other	2	1	6	3
Total operating revenue	$964	$1,148	$2,643	$3,050

Operating income:
Regulated electric	$295	$245	$465	$383
Regulated natural gas	(6)	(15)	30	37
Total operating income	289	230	495	420
Interest expense	(89)	(84)	(258)	(249)
Allowance for borrowed funds	6	3	14	12
Allowance for equity funds	16	12	40	41
Other, net	6	2	49	(12)
Total income before income tax expense (benefit)	$228	$163	$340	$212

	As of
	September 30, 2023	December 31, 2022
Assets(1):
Regulated electric	$24,184	$23,283
Regulated natural gas	1,897	1,963
Other	13	8
Total assets	$26,094	$25,254

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2023 was $324 million, an increase of $19 million, or 6%, compared to 2022, primarily due to lower depreciation and amortization expense, higher allowance for borrowed and equity funds, higher gas utility margin and favorable other, net, partially offset by lower electric utility margin, lower income tax benefit, higher interest expense, higher operations and maintenance expense and higher property and other taxes. The decrease in depreciation and amortization expense was primarily due to lower Iowa revenue sharing. Electric retail customer volumes increased 1%, primarily due to higher customer usage for certain industrial customers, partially offset by the unfavorable impact of weather. Energy generated decreased 3%, due to lower wind-powered generation, partially offset by higher natural gas- and coal-fueled generation; and energy purchased increased 5%. Wholesale electricity sales volumes decreased 13% due to unfavorable market conditions. Natural gas retail customer volumes decreased 3% due to the unfavorable impact of weather.

MidAmerican Energy's net income for the first nine months of 2023 was $802 million, an increase of $46 million, or 6%, compared to 2022, primarily due to lower depreciation and amortization expense, favorable other, net, higher nonregulated utility margin and higher allowance for borrow and equity funds, partially offset by lower electric utility margin, lower income tax benefit, higher operations and maintenance expense, higher interest expense, higher property and other taxes and lower natural gas utility margin. The decrease in depreciation and amortization expense was primarily due to lower Iowa revenue sharing. Electric retail customer volumes increased 1%, primarily due to higher customer usage for certain industrial customers, partially offset by the unfavorable impact of weather. Energy generated decreased 5%, due to lower wind-powered generation, partially offset by higher natural gas- and coal-fueled generation; and energy purchased increased 5%. Wholesale electricity sales volumes decreased 13% due to unfavorable market conditions. Natural gas retail customer volumes decreased 11% due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2023 was $321 million, an increase of $21 million, or 7%, compared to 2022. MidAmerican Funding's net income for the first nine months of 2023 was $803 million, an increase of $58 million, or 8%, compared to 2022. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above and a one-time gain on the sale of an investment of $10 million.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Electric utility margin:
Operating revenue	$869	$1,009	$(140)	(14)%	$2,121	$2,342	$(221)	(9)%
Cost of fuel and energy	165	235	(70)	(30)	393	534	(141)	(26)
Electric utility margin	704	774	(70)	(9)%	1,728	1,808	(80)	(4)%

Natural gas utility margin:
Operating revenue	93	138	(45)	(33)%	516	705	(189)	(27)%
Natural gas purchased for resale	47	97	(50)	(52)	329	515	(186)	(36)
Natural gas utility margin	46	41	5	12%	187	190	(3)	(2)%

Utility margin	750	815	(65)	(8)%	1,915	1,998	(83)	(4)%

Other operating revenue	2	1	1	100%	6	3	3	100%
Operations and maintenance	214	210	4	2	635	602	33	5
Depreciation and amortization	210	338	(128)	(38)	670	865	(195)	(23)
Property and other taxes	39	38	1	3	121	114	7	6
Operating income	$289	$230	$59	26%	$495	$420	$75	18%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin (in millions):
Operating revenue	$869	$1,009	$(140)	(14)%	$2,121	$2,342	$(221)	(9)%
Cost of fuel and energy	165	235	(70)	(30)	393	534	(141)	(26)
Utility margin	$704	$774	$(70)	(9)%	$1,728	$1,808	$(80)	(4)%

Sales (GWhs):
Residential	2,038	2,056	(18)	(1)%	5,310	5,461	(151)	(3)%
Commercial	1,065	1,055	10	1	3,012	3,021	(9)	—
Industrial	4,403	4,335	68	2	12,870	12,463	407	3
Other	430	422	8	2	1,231	1,231	—	—
Total retail	7,936	7,868	68	1	22,423	22,176	247	1
Wholesale	2,839	3,267	(428)	(13)	11,133	12,738	(1,605)	(13)
Total sales	10,775	11,135	(360)	(3)%	33,556	34,914	(1,358)	(4)%

Average number of retail customers (in thousands)	821	813	8	1%	819	812	7	1%

Average revenue per MWh:
Retail	$97.40	$101.53	$(4.13)	(4)%	$81.74	$84.10	$(2.36)	(3)%
Wholesale	$25.41	$55.68	$(30.27)	(54)%	$19.59	$31.12	$(11.53)	(37)%

Heating degree days	12	67	(55)	(82)%	3,466	4,059	(593)	(15)%
Cooling degree days	818	838	(20)	(2)%	1,211	1,259	(48)	(4)%

Sources of energy (GWhs)(1):
Wind and other(2)	3,955	4,528	(573)	(13)%	17,652	20,182	(2,530)	(13)%
Coal	4,064	3,990	74	2	8,397	7,830	567	7
Nuclear	982	987	(5)	(1)	2,771	2,770	1	—
Natural gas	806	624	182	29	1,719	1,255	464	37
Total energy generated	9,807	10,129	(322)	(3)	30,539	32,037	(1,498)	(5)
Energy purchased	1,247	1,189	58	5	3,652	3,466	186	5
Total	11,054	11,318	(264)	(2)%	34,191	35,503	(1,312)	(4)%

Average cost of energy per MWh:
Energy generated(3)	$9.94	$12.60	$(2.66)	(21)%	$7.37	$8.03	$(0.66)	(8)%
Energy purchased	$54.99	$90.62	$(35.63)	(39)%	$46.17	$79.97	$(33.80)	(42)%

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin (in millions):
Operating revenue	$93	$138	$(45)	(33)%	$516	$705	$(189)	(27)%
Natural gas purchased for resale	47	97	(50)	(52)	329	515	(186)	(36)
Utility margin	$46	$41	$5	12%	$187	$190	$(3)	(2)%

Throughput (000's Dths):
Residential	2,589	2,798	(209)	(7)%	33,179	37,397	(4,218)	(11)%
Commercial	1,435	1,492	(57)	(4)	15,810	17,551	(1,741)	(10)
Industrial	1,186	1,097	89	8	4,042	4,406	(364)	(8)
Other	12	4	8	200	59	55	4	7
Total retail sales	5,222	5,391	(169)	(3)	53,090	59,409	(6,319)	(11)
Wholesale sales	6,295	5,556	739	13	20,698	22,700	(2,002)	(9)
Total sales	11,517	10,947	570	5	73,788	82,109	(8,321)	(10)
Natural gas transportation service	25,246	20,901	4,345	21	78,661	74,705	3,956	5
Total throughput	36,763	31,848	4,915	15%	152,449	156,814	(4,365)	(3)%

Average number of retail customers (in thousands)	791	781	10	1%	792	784	8	1%

Average revenue per retail Dth sold	$12.88	$16.48	$(3.60)	(22)%	$8.13	$9.10	$(0.97)	(11)%

Heating degree days	18	84	(66)	(79)%	3,659	4,303	(644)	(15)%

Average cost of natural gas per retail Dth sold	$6.10	$10.38	$(4.28)	(41)%	$5.24	$6.42	$(1.18)	(18)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.99	$8.89	$(4.90)	(55)%	$4.45	$6.27	$(1.82)	(29)%

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022

MidAmerican Energy -

Electric utility margin decreased $70 million, or 9%, for the third quarter of 2023 compared to 2022, primarily due to:
•a $90 million decrease in wholesale utility margin due to lower margins per unit of $72 million from lower market prices, and lower volumes of $18 million or 13.1%; partially offset by
•a $21 million increase in retail utility margin primarily due to $19 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); and $8 million from higher customer usage; partially offset by $5 million due to the unfavorable impact of weather; and $2 million from lower wind-turbine performance settlements. Retail customer volumes increased 0.9%.

Natural gas utility margin increased $5 million, or 12%, for the third quarter of 2023 compared to 2022, primarily due to:
•a $4 million increase from higher average rates mainly due to the South Dakota and Iowa natural gas general rate cases; and
•a $1 million increase from higher natural gas transportation margin.

Operations and maintenance increased $4 million, or 2%, for the third quarter of 2023 compared to 2022 primarily due to higher technology costs of $4 million, higher nuclear power generation costs of $3 million and higher administrative and other costs of $3 million, partially offset by lower gas distribution costs of $4 million and lower electric distribution and transmission costs of $2 million.

Depreciation and amortization decreased $128 million, or 38%, for the third quarter of 2023 compared to 2022 primarily due to $119 million from lower Iowa revenue sharing accruals, and $14 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $3 million from lower depreciation expense deferrals in 2023 and $2 million from wind-powered generating facilities and other plant placed in-service.

Property and other taxes increased $1 million, or 3%, for the third quarter of 2023 compared to 2022 primarily due to $2 million from higher wind turbine property taxes, partially offset by $1 million from lower replacement taxes.

Interest expense increased $6 million, or 8%, for the third quarter of 2023 compared to 2022 due to higher interest expense from a September 2023 long-term debt issuance and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $7 million, or 47%, for the third quarter of 2023 compared to 2022 due to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $2 million, or 50%, for the third quarter of 2023 compared to 2022 primarily due to higher interest income from higher interest rates and higher cash surrender values of corporate-owned life insurance policies, partially offset by higher non-service employee benefit plans cost.

Income tax benefit decreased $43 million, or 32%, for the third quarter of 2023 compared to 2022 primarily due to $30 million of higher federal and state income tax expense largely from higher pretax income and $8 million from lower PTCs recognized due to lower wind generation. PTCs for the third quarter of 2023 and 2022 totaled $109 million and $117 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $44 million, or 32%, for the third quarter of 2023 compared to 2022 principally due to the changes in MidAmerican Energy's income tax benefit discussed above.

First Nine Months of 2023 Compared to First Nine Months of 2022

MidAmerican Energy -

Electric utility margin decreased $80 million, or 4%, for the first nine months of 2023 compared to 2022, due to:
•a $145 million decrease in wholesale utility margin due to lower margins per unit of $108 million from lower market prices, and lower volumes of $37 million or 12.6%; partially offset by
•a $67 million increase in retail utility margin primarily due to $58 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit); $23 million from higher customer usage; and $4 million due to price impacts from changes in sales mix; partially offset by $18 million from the unfavorable impact of weather. Retail customer volumes increased 1.1%.

Natural gas utility margin decreased $3 million, or 2%, for the first nine months of 2023 compared to 2022 primarily due to:
•a $9 million decrease from the unfavorable impact of weather; partially offset by
•a $4 million increase from higher average rates mainly due to the South Dakota and Iowa natural gas general rate cases; and
•a $2 million increase from natural gas transportation margin.

Operations and maintenance increased $33 million, or 5%, for the first nine months of 2023 compared to 2022 primarily due to higher technology costs of $10 million, higher benefits costs of $8 million, higher administrative and other costs of $8 million, higher nuclear power generation costs of $6 million, higher other power generation costs of $6 million and higher property insurance costs of $4 million, partially offset by lower electric distribution and transmission costs of $5 million and lower gas distribution costs of $4 million.

Depreciation and amortization decreased $195 million, or 23%, for the first nine months of 2023 compared to 2022 primarily due to $200 million from lower Iowa revenue sharing accruals and $40 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $36 million from new wind-powered generating facilities and other plant placed in-service and $9 million from lower depreciation expense deferrals in 2023.

Property and other taxes increased $7 million, or 6%, for the first nine months of 2023 compared to 2022 primarily due to $5 million from higher wind turbine property taxes and $2 million from higher replacement taxes.

Interest expense increased $11 million, or 5%, for the first nine months of 2023 compared to 2022 due to higher interest expense from a September 2023 long-term debt issuance and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $1 million, or 2%, for the first nine months of 2023 compared to 2022 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $48 million, or 436%, for the first nine months of 2023 compared to 2022 primarily due to favorable investment earnings, largely attributable to higher cash surrender values of corporate-owned life insurance policies, and higher interest income from higher interest rates.

Income tax benefit decreased $67 million, or 13%, for the first nine months of 2023 compared to 2022 primarily due to $46 million of higher federal and state income tax expense largely from higher pretax income, and $21 million from lower PTCs recognized due to lower wind generation. PTCs for the first nine months of 2023 and 2022 totaled $484 million and $505 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $70 million, or 13%, for the first nine months of 2023 compared to 2022 principally due to the changes in MidAmerican Energy's income tax benefit discussed above and higher pretax income from a one-time gain on the sale of an investment.

Liquidity and Capital Resources

As of September 30, 2023, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$700

Credit facilities, maturing 2024 and 2026	1,505
Less:
Tax-exempt bond support	(306)
Net credit facilities	1,199

MidAmerican Energy total net liquidity	$1,899

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,899
MHC, Inc. credit facility, maturing 2024	4
MidAmerican Funding total net liquidity	$1,903

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022, were $1,761 million and $1,801 million, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022, were $1,737 million and $1,786 million, respectively. Cash flows from operating activities reflect lower income tax receipts and higher payments to vendors, partially offset by the cash impacts of utility margins for MidAmerican Energy's regulated electric and natural gas businesses and lower asset retirement obligation settlements.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022, were $(1,340) million and $(1,399) million, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022, were $(1,328) million and $(1,399) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2023 and 2022 were $20 million and $(52) million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2023 and 2022, were $29 million and $(37) million, respectively. Proceeds from long-term debt reflect MidAmerican Energy's issuance in September 2023 of $350 million of its 5.350% First Mortgage Bonds due January 2034 and $1 billion of its 5.850% First Mortgage Bonds due September 2054. In January 2023 and September 2023, MidAmerican Funding paid $100 million and $892 million, respectively, in cash distributions to its sole member, BHE. In 2023, MidAmerican Energy repaid $316 million of long-term debt. In 2022, MidAmerican Funding made payments of $34 million through its note payable with BHE.

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

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective shelf registration statement with the SEC to issue an additional $1.9 billion of long-term debt securities and preferred stock through March 10, 2026. MidAmerican Energy has authorization from the FERC to issue, through June 30, 2025, long-term debt securities up to an aggregate of $1.65 billion and preferred stock up to an aggregate of $500 million. MidAmerican Energy has authorization from the Illinois Commerce Commission through May 25, 2025, to issue long-term debt securities up to an aggregate of $1.6 billion and preferred stock up to an aggregate of $500 million.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023

Wind generation	$515	$546	$790
Electric distribution	206	251	321
Electric transmission	78	150	191
Solar generation	103	11	21
Other	502	381	555
Total	$1,404	$1,339	$1,878

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $460 million and $39 million for the nine-month periods ended September 30, 2023 and 2022, respectively. The timing and amount of forecast wind generation capital expenditures may be substantially impacted by the ultimate outcome of MidAmerican Energy's Wind PRIME filing. Planned spending for the construction of additional wind-powered generating facilities totals $171 million for the remainder of 2023.
◦Repowering of wind-powered generating facilities totaling $48 million and $422 million for the nine-month periods ended September 30, 2023 and 2022, respectively. Planned spending for the repowering of wind-powered generating facilities totals $21 million for the remainder of 2023. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities, primarily consisting of 141 MWs of small- and utility-scale solar generation, all of which were placed in-service in 2022. For the nine-month periods ended September 30, 2023 and 2022, solar generation spending totaled $11 million and $103 million, respectively. Planned spending totals $10 million for the remainder of 2023.

•Other includes primarily routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2023, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2023, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 3, 2023

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$44	$43
Trade receivables, net	558	388
Note receivable from affiliate	—	100
Inventories	127	93
Regulatory assets	780	666
Other current assets	68	89
Total current assets	1,577	1,379

Property, plant and equipment, net	8,269	7,406
Regulatory assets	567	628
Other assets	382	388

Total assets	$10,795	$9,801

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$428	$422
Accrued interest	51	40
Accrued property, income and other taxes	100	32
Regulatory liabilities	50	45
Customer deposits	57	51
Derivative contracts	49	51
Other current liabilities	88	49
Total current liabilities	823	690

Long-term debt	3,391	3,195
Finance lease obligations	280	295
Regulatory liabilities	1,017	1,093
Deferred income taxes	904	875
Other long-term liabilities	345	299
Total liabilities	6,760	6,447

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,733	2,333
Retained earnings	1,303	1,022
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	4,035	3,354

Total liabilities and shareholder's equity	$10,795	$9,801

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Operating revenue	$1,145	$1,003	$2,525	$2,057

Operating expenses:
Cost of fuel and energy	688	538	1,565	1,086
Operations and maintenance	85	90	236	230
Depreciation and amortization	109	106	323	312
Property and other taxes	14	14	42	39
Total operating expenses	896	748	2,166	1,667

Operating income	249	255	359	390

Other income (expense):
Interest expense	(49)	(41)	(147)	(118)
Capitalized interest	7	1	16	4
Allowance for equity funds	6	3	14	8
Interest and dividend income	18	13	59	31
Other, net	1	3	9	3
Total other income (expense)	(17)	(21)	(49)	(72)

Income before income tax expense (benefit)	232	234	310	318
Income tax expense (benefit)	21	25	29	35
Net income	$211	$209	$281	$283

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2022	1,000	$—	$2,333	$798	$(2)	$3,129
Net income	—	—	—	209	—	209
Balance, September 30, 2022	1,000	$—	$2,333	$1,007	$(2)	$3,338

Balance, December 31, 2021	1,000	$—	$2,308	$724	$(2)	$3,030
Net income	—	—	—	283	—	283
Contributions	—	—	25	—	—	25
Balance, September 30, 2022	1,000	$—	$2,333	$1,007	$(2)	$3,338

Balance, June 30, 2023	1,000	$—	$2,733	$1,092	$(1)	$3,824
Net income	—	—	—	211	—	211
Balance, September 30, 2023	1,000	$—	$2,733	$1,303	$(1)	$4,035

Balance, December 31, 2022	1,000	$—	$2,333	$1,022	$(1)	$3,354
Net income	—	—	—	281	—	281
Contributions	—	—	400	—	—	400
Balance, September 30, 2023	1,000	$—	$2,733	$1,303	$(1)	$4,035

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$281	$283
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	323	312
Allowance for equity funds	(14)	(8)
Changes in regulatory assets and liabilities	(31)	(9)
Deferred income taxes and amortization of investment tax credits	(18)	48
Deferred energy	(184)	(543)
Amortization of deferred energy	70	113
Other, net	—	11
Changes in other operating assets and liabilities:
Trade receivables and other assets	(191)	(302)
Inventories	(34)	(14)
Accrued property, income and other taxes	68	15
Accounts payable and other liabilities	153	326
Net cash flows from operating activities	423	232

Cash flows from investing activities:
Capital expenditures	(1,102)	(523)
Proceeds from repayment of affiliate note receivable	100	—
Net cash flows from investing activities	(1,002)	(523)

Cash flows from financing activities:
Proceeds from long-term debt	494	300
Repayments of long-term debt	(300)	—
Net proceeds from short-term debt	—	20
Contributions from parent	400	25
Other, net	(15)	(13)
Net cash flows from financing activities	579	332

Net change in cash and cash equivalents and restricted cash and cash equivalents	—	41
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	60	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$60	$86

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023.

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$44	$43
Restricted cash and cash equivalents included in other current assets	16	17
Total cash and cash equivalents and restricted cash and cash equivalents	$60	$60

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2023	2022
Utility plant:
Generation	30 - 55 years	$4,113	$3,977
Transmission	45 - 70 years	1,585	1,562
Distribution	20 - 65 years	4,365	4,134
General and intangible plant	5 - 65 years	902	871
Utility plant		10,965	10,544
Accumulated depreciation and amortization		(3,797)	(3,624)
Utility plant, net		7,168	6,920
Nonregulated, net of accumulated depreciation and amortization	45 years	1	1
		7,169	6,921
Construction work-in-progress		1,100	485
Property, plant and equipment, net		$8,269	$7,406

(4)    Recent Financing Transactions

Long-Term Debt

In September 2023, Nevada Power issued $500 million of its 6.000% General and Refunding Mortgage Bonds, Series 2023A, due March 2054. Nevada Power used the net proceeds to repay its term loan due January 14, 2024 and short-term borrowings outstanding under Nevada Power's revolving credit facility, fund capital expenditures and for general corporate purposes.

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(12)	(10)	(12)	(10)
Effective income tax rate	9%	11%	9%	11%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to 2017 tax reform pursuant to an order issued by the PUCN effective January 1, 2021.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month periods ended September 30, 2023 and 2022, respectively, Nevada Power received net cash payments for federal income tax from BHE totaling $17 million and $20 million, respectively.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of September, 30 2023
Not designated as hedging contracts(1) -
Total derivatives - commodity liabilities	$—	$(49)	$(9)	$(58)

As of December 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$23	$—	$—	$23
Commodity liabilities	—	(51)	(24)	(75)
Total derivatives - net basis	$23	$(51)	$(24)	$(52)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2023 a regulatory asset of $58 million was recorded related to the net derivative liability of $58 million. As of December 31, 2022 a regulatory asset of $52 million was recorded related to the net derivative liability of $52 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2023	2022

Electricity purchases	Megawatt hours	1	2
Natural gas purchases	Decatherms	162	109

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels "credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2023, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $9 million and $5 million as of September 30, 2023 and December 31, 2022, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Assets:
Money market mutual funds	$34	—	—	$34
Investment funds	4	—	—	4
	$38	$—	$—	$38

Liabilities - commodity derivatives	$—	$—	$(58)	$(58)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$—	$23	$23
Money market mutual funds	34	—	—	34
Investment funds	3	—	—	3
	$37	$—	$23	$60

Liabilities - commodity derivatives	$—	$—	$(75)	$(75)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2023 and December 31, 2022, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Beginning balance	$(126)	$(175)	$(52)	$(113)
Changes in fair value recognized in regulatory assets	(31)	(4)	(150)	(81)
Settlements	99	113	144	128
Ending balance	$(58)	$(66)	$(58)	$(66)

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

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,391	$3,146	$3,195	$3,114

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

(10)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Customer Revenue:
Retail:
Residential	$668	$582	$1,365	$1,149
Commercial	199	172	512	398
Industrial	246	202	557	404
Other	6	5	16	9
Total fully bundled	1,119	961	2,450	1,960
Distribution only service	3	5	10	15
Total retail	1,122	966	2,460	1,975
Wholesale, transmission and other	18	31	51	66
Total Customer Revenue	1,140	997	2,511	2,041
Other revenue	5	6	14	16
Total operating revenue	$1,145	$1,003	$2,525	$2,057

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

Net income for the third quarter of 2023 was $211 million, an increase of $2 million, compared to 2022 primarily due to higher capitalized interest and allowance for equity funds, mainly due to higher construction work-in-progress, lower operations and maintenance expenses, mainly due to lower earnings sharing, favorable interest and dividend income, mainly from higher carrying charges on regulatory balances, and lower income tax expense, mainly due to lower pretax income. The increase is partially offset by higher interest expense, primarily due to higher long-term debt and average interest rate, lower utility margin and higher depreciation and amortization, mainly due to higher plant placed in-service. Utility margin decreased primarily due to lower retail customer volumes and lower transmission and wholesale revenue, partially offset by higher regulatory-related revenue deferrals. Retail customer volumes, including distribution only service customers, decreased 3% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers. Energy generated decreased 8% for the third quarter of 2023 compared to 2022 primarily due to lower natural-gas fueled generation. Wholesale electricity sales volumes decreased 63% and purchased electricity volumes increased 1%.

Net income for the first nine months of 2023 was $281 million, a decrease of $2 million, compared to 2022 primarily due to higher interest expense, mainly due to higher long-term debt and higher average interest rate, lower utility margin, higher depreciation and amortization, mainly due to higher plant placed in-service, and higher operations and maintenance expenses. The decrease is partially offset by favorable interest and dividend income, mainly from higher carrying charges on regulatory balances, higher capitalized interest and allowance for equity funds, mainly due to higher construction work-in-progress, favorable cash surrender value of corporate-owned life insurance policies and lower income tax expense, mainly due to lower pretax income. Utility margin decreased primarily due to lower retail customer volumes, partially offset by higher regulatory-related revenue deferrals and higher other retail revenue. Retail customer volumes, including distribution only service customers, decreased 2% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers. Operations and maintenance expenses increased primarily due to increased plant operations and maintenance expenses, higher technology costs and higher customer service operations expenses, partially offset by lower earnings sharing. Energy generated increased 6% for the first nine months of 2023 compared to 2022 primarily due to higher natural-gas fueled generation. Wholesale electricity sales volumes decreased 62% and purchased electricity volumes decreased 11%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin:
Operating revenue	$1,145	$1,003	$142	14%	$2,525	$2,057	$468	23%
Cost of fuel and energy	688	538	150	28	1,565	1,086	479	44
Utility margin	457	465	(8)	(2)	960	971	(11)	(1)
Operations and maintenance	85	90	(5)	(6)	236	230	6	3
Depreciation and amortization	109	106	3	3	323	312	11	4
Property and other taxes	14	14	—	—	42	39	3	8
Operating income	$249	$255	$(6)	(2)%	$359	$390	$(31)	(8)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin (in millions):
Operating revenue	$1,145	$1,003	$142	14%	$2,525	$2,057	$468	23%
Cost of fuel and energy	688	538	150	28	1,565	1,086	479	44
Utility margin	$457	$465	$(8)	(2)%	$960	$971	$(11)	(1)%

Sales (GWhs):
Residential	3,993	4,228	(235)	(6)%	7,897	8,425	(528)	(6)%
Commercial	1,497	1,589	(92)	(6)	3,745	3,859	(114)	(3)
Industrial	1,716	1,696	20	1	4,414	4,280	134	3
Other	46	50	(4)	(8)	133	142	(9)	(6)
Total fully bundled(1)	7,252	7,563	(311)	(4)	16,189	16,706	(517)	(3)
Distribution only service	879	792	87	11	2,185	2,022	163	8
Total retail	8,131	8,355	(224)	(3)	18,374	18,728	(354)	(2)
Wholesale	63	172	(109)	(63)	193	507	(314)	(62)
Total GWhs sold	8,194	8,527	(333)	(4)%	18,567	19,235	(668)	(3)%

Average number of retail customers (in thousands)	1,018	1,003	15	1%	1,014	999	15	2%

Average revenue per MWh:
Retail - fully bundled(1)	$154.23	$127.11	$27.12	21%	$151.33	$117.34	$33.99	29%
Wholesale	$55.88	$92.51	$(36.63)	(40)%	$66.80	$56.19	$10.61	19%

Heating degree days	—	—	—	—	1,383	985	398	40%
Cooling degree days	2,277	2,351	(74)	(3)%	3,401	3,722	(321)	(9)%

Sources of energy (GWhs)(2)(3):
Natural gas	3,989	4,326	(337)	(8)%	10,183	9,639	544	6%
Renewables	17	19	(2)	(11)	51	53	(2)	(4)
Total energy generated	4,006	4,345	(339)	(8)	10,234	9,692	542	6
Energy purchased	3,416	3,373	43	1	6,752	7,606	(854)	(11)
Total	7,422	7,718	(296)	(4)%	16,986	17,298	(312)	(2)%

Average cost of energy per MWh(2)(4):
Energy generated	$35.61	$41.04	$(5.43)	(13)%	$60.30	$43.88	$16.42	37%
Energy purchased	$159.42	$106.73	$52.69	49%	$140.31	$86.88	$53.43	61%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 214 GWhs and 183 GWhs of gas generated energy that is purchased at cost by related parties for the third quarter of 2023 and 2022, respectively. The average cost of energy per MWh and sources of energy excludes 676 GWhs and 967 GWhs of gas generated energy that is purchased at cost by related parties for the first nine months of 2023 and 2022, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022
Utility margin decreased $8 million, or 2%, for the third quarter of 2023 compared to 2022 primarily due to:
•$16 million of lower electric retail utility margin primarily due to lower retail customer volumes. Retail customer volumes, including distribution only service customers, decreased 2.7% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers and
•$2 million of lower transmission and wholesale revenue.
The decrease in utility margin was partially offset by:
•$5 million of higher energy efficiency program rates (offset in operations and maintenance expense) and
•$4 million of higher regulatory-related revenue deferrals.

Operations and maintenance decreased $5 million, or 6%, for the third quarter of 2023 compared to 2022 primarily due to lower earnings sharing, partially offset by higher energy efficiency program costs (offset in operating revenue), higher customer service operations expenses, higher technology costs and increased plant operations and maintenance expenses.

Depreciation and amortization increased $3 million, or 3%, for the third quarter of 2023 compared to 2022 primarily due to higher plant placed in-service.

Interest expense increased $8 million, or 20%, for the third quarter of 2023 compared to 2022 primarily due to higher long-term debt and higher average interest rate.

Capitalized interest increased $6 million for the third quarter of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Allowance for equity funds increased $3 million for the third quarter of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Interest and dividend income increased $5 million or 38% for the third quarter of 2023 compared to 2022 primarily due to favorable interest income, mainly from carrying charges on regulatory balances.

Other, net decreased $2 million or 67% for the third quarter of 2023 compared to 2022 primarily due to higher non-service pension costs.

Income tax expense decreased $4 million, or 16%, for the third quarter of 2023 compared to 2022 primarily due to lower pretax income. The effective tax rate was 9% in 2023 and 11% in 2022 and decreased primarily due to the effects of ratemaking.

First Nine Months of 2023 Compared to First Nine Months of 2022
Utility margin decreased $11 million, or 1%, for the first nine months of 2023 compared to 2022 primarily due to:
•$34 million of lower electric retail utility margin primarily due to lower retail customer volumes. Retail customer volumes, including distribution only service customers, decreased 1.9% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers.
The decrease in utility margin was offset by:
•$11 million of higher energy efficiency program rates (offset in operations and maintenance expense);
•$9 million of higher regulatory-related revenue deferrals; and
•$4 million of higher other retail revenue.

Operations and maintenance increased by $6 million, or 3%, for the first nine months of 2023 compared to 2022 primarily due to higher energy efficiency program costs (offset in operating revenue), increased plant operations and maintenance expenses, higher technology costs and higher customer service operations expenses, partially offset by lower earnings sharing.

Depreciation and amortization increased $11 million, or 4%, for the first nine months of 2023 compared to 2022 primarily due to higher plant placed in-service.

Property and other taxes increased $3 million, or 8%, for the first nine months of 2023 compared to 2022 primarily due to a decrease in the amount of abatements available and an increase in commerce and franchise tax from higher revenue.

Interest expense increased $29 million, or 25%, for the first nine months of 2023 compared to 2022 primarily due to higher long-term debt and higher average interest rate.

Capitalized interest increased $12 million for the first nine months of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Allowance for equity funds increased $6 million, or 75% for the first nine months of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Interest and dividend income increased $28 million or 90% for the first nine months of 2023 compared to 2022 primarily due to favorable interest income, mainly from carrying charges on regulatory balances.

Other, net increased $6 million for the first nine months of 2023 compared to 2022 primarily due to favorable cash surrender value of corporate-owned life insurance policies, partially offset by higher non-service pension costs.

Income tax expense decreased $6 million, or 17%, for the first nine months of 2023 compared to 2022 primarily due to lower pretax income. The effective tax rate was 9% in 2023 and 11% in 2022 and decreased primarily due to the effects of ratemaking.

Liquidity and Capital Resources

As of September 30, 2023, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$44

Credit facility	600

Total net liquidity	$644
Credit facility:
Maturity date	2026

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022, were $423 million and $232 million, respectively. The change was primarily due to higher collections from customers and increased customer and vendor deposits, partially offset by higher payments related to fuel and energy costs, the timing of payments for operating costs and higher interest payments.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022, were $(1,002) million and $(523) million, respectively. The change was primarily due to increased capital expenditures, offset by the repayment of an affiliate note receivable. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2023 and 2022, were $579 million and $332 million, respectively. The change was primarily due to contributions from NV Energy, Inc. and higher proceeds from the issuance of long-term debt, offset by higher repayments of long-term debt and lower proceeds from short-term debt.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $3.8 billion (excluding borrowings under Nevada Power's $600 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective shelf registration statement with the SEC to issue an additional $2.1 billion of general and refunding mortgage securities through November 2025.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023

Electric distribution	$173	$257	$355
Electric transmission	61	110	183
Solar generation	47	257	286
Electric battery storage	1	104	240
Other	241	374	520
Total	$523	$1,102	$1,584

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

2021 Joint Integrated Resource Plan

In August 2023, the Nevada Utilities filed its Joint Application for approval of the Fifth Amendment to the 2021 Joint Integrated Resource Plan. The Fifth Amendment seeks, in part (1) to convert the existing coal fueled plant at North Valmy Generating Station to a cleaner natural gas fueled plant (2) to purchase, install, and operate a company-owned 400 MW solar plant along with a 400 MW, four-hour battery storage system in Northern Nevada; (3) to continue operation of Tracy units 4 and 5 to 2049; (4) to purchase development assets for the 149 MW photovoltaic and 149 MW battery energy storage system Crescent Valley Solar project; (5) to construct the Esmeralda and Amargosa substations transformers; and (6) to construct the necessary infrastructure in the Apex Area Master Plan. The Nevada Utilities seek approval of approximately $1.8 billion in total costs of new projects of which Nevada Power's share is approximately $1.0 billion with an order expected in 2024.

Material Cash Requirements

As of September 30, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2022, other than those disclosed in Note 4 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of September 30, 2023, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2023

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$39	$49
Trade receivables, net	170	175
Inventories	109	79
Regulatory assets	237	357
Other current assets	51	50
Total current assets	606	710

Property, plant and equipment, net	3,745	3,587
Regulatory assets	231	254
Other assets	183	181

Total assets	$4,765	$4,732

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$226	$224
Note payable to affiliate	—	70
Accrued property, income and other taxes	19	15
Accrued employee expenses	19	11
Current portion of long-term debt	—	250
Customer deposits	20	18
Other current liabilities	53	64
Total current liabilities	337	652

Long-term debt	1,292	898
Finance lease obligations	95	100
Regulatory liabilities	424	436
Deferred income taxes	419	445
Other long-term liabilities	139	153
Total liabilities	2,706	2,684

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,576	1,576
Retained earnings	484	473
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	2,059	2,048

Total liabilities and shareholder's equity	$4,765	$4,732

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Regulated electric	$345	$310	$942	$767
Regulated natural gas	27	20	167	100
Total operating revenue	372	330	1,109	867

Operating expenses:
Cost of fuel and energy	178	153	538	406
Cost of natural gas purchased for resale	17	10	123	60
Operations and maintenance	47	50	152	138
Depreciation and amortization	46	37	138	110
Property and other taxes	6	6	19	18
Total operating expenses	294	256	970	732

Operating income	78	74	139	135

Other income (expense):
Interest expense	(16)	(15)	(47)	(42)
Allowance for borrowed funds	—	1	5	2
Allowance for equity funds	5	1	10	5
Interest and dividend income	6	5	18	12
Other, net	1	1	3	3
Total other income (expense)	(4)	(7)	(11)	(20)

Income before income tax expense (benefit)	74	67	128	115
Income tax expense (benefit)	10	8	17	15
Net income	$64	$59	$111	$100

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2022	1,000	$—	$1,451	$396	$(1)	$1,846
Net income	—	—	—	59	—	59
Balance, September 30, 2022	1,000	$—	$1,451	$455	$(1)	$1,905

Balance, December 31, 2021	1,000	$—	$1,111	$425	$(1)	$1,535
Net income	—	—	—	100	—	100
Dividends declared	—	—	—	(70)	—	(70)
Contributions	—	—	340	—	—	340
Balance, September 30, 2022	1,000	$—	$1,451	$455	$(1)	$1,905

Balance, June 30, 2023	1,000	$—	$1,576	$520	$(1)	$2,095
Net income	—	—	—	64	—	64
Dividends declared	—	—	—	(100)	—	(100)
Balance, September 30, 2023	1,000	$—	$1,576	$484	$(1)	$2,059

Balance, December 31, 2022	1,000	$—	$1,576	$473	$(1)	$2,048
Net income	—	—	—	111	—	111
Dividends declared	—	—	—	(100)	—	(100)
Balance, September 30, 2023	1,000	$—	$1,576	$484	$(1)	$2,059

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$111	$100
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	138	110
Allowance for equity funds	(10)	(5)
Changes in regulatory assets and liabilities	6	(9)
Deferred income taxes and amortization of investment tax credits	(38)	22
Deferred energy	40	(203)
Amortization of deferred energy	77	66
Other, net	—	3
Changes in other operating assets and liabilities:
Trade receivables and other assets	(2)	(32)
Inventories	(31)	(11)
Accrued property, income and other taxes	(1)	(9)
Accounts payable and other liabilities	16	74
Net cash flows from operating activities	306	106

Cash flows from investing activities:
Capital expenditures	(284)	(278)
Net cash flows from investing activities	(284)	(278)

Cash flows from financing activities:
Proceeds from long-term debt	394	248
Repayments of long-term debt	(250)	—
Long-term debt reacquired	—	(265)
Net repayments of short-term debt	—	(39)
Dividends paid	(100)	(70)
Contributions from parent	—	340
Repayments of affiliate note payable	(70)	—
Other, net	(6)	(5)
Net cash flows from financing activities	(32)	209

Net change in cash and cash equivalents and restricted cash and cash equivalents	(10)	37
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	56	16
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$46	$53

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023, and for the three- and nine-month periods ended September 30, 2023 and 2022. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2023, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2022, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023.

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$39	$49
Restricted cash and cash equivalents included in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$46	$56

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2023	2022
Utility plant:
Electric generation	25 - 70 years	$1,298	$1,298
Electric transmission	50 - 76 years	1,000	993
Electric distribution	20 - 76 years	2,034	1,983
Electric general and intangible plant	5 - 65 years	227	219
Natural gas distribution	35 - 70 years	470	455
Natural gas general and intangible plant	5 - 65 years	17	15
Common general	5 - 65 years	386	380
Utility plant		5,432	5,343
Accumulated depreciation and amortization		(2,072)	(1,992)
		3,360	3,351
Construction work-in-progress		385	236
Property, plant and equipment, net		$3,745	$3,587

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

(4)    Recent Financing Transactions

Long-Term Debt

In September 2023, Sierra Pacific issued $400 million of its 5.900% General and Refunding Mortgage Bonds, Series 2023A, due March 2054. Sierra Pacific used the net proceeds to repay short-term borrowings incurred under Sierra Pacific's revolving credit facility in connection with the redemption in August 2023 of its 3.375% General and Refunding Mortgage Notes, Series T, due 2023, fund capital expenditures and for general corporate purposes.

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

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(8)	(8)	(8)	(8)
Other	1	(1)	—	—
Effective income tax rate	14%	12%	13%	13%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to 2017 tax reform pursuant to an order issued by the PUCN effective January 1, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month period ended September 30, 2023, Sierra Pacific made net cash payments for federal income tax to BHE totaling $54 million. For the nine-month period ended September 30, 2022, Sierra Pacific made no cash payments for federal income tax to BHE.

(6)    Employee Benefit Plans

Sierra Pacific is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Sierra Pacific. Sierra Pacific contributed $3 million to the Other Post Retirement Plans for the nine-month period ended September 30, 2023. Amounts attributable to Sierra Pacific were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2023	2022
Qualified Pension Plan:
Other non-current assets	$45	$43

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other non-current assets	1	—
Other long-term liabilities	—	(2)

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of September, 30 2023
Not designated as hedging contracts(1) -
Total derivatives - commodity liabilities	$—	$(11)	$(1)	$(12)

As of December 31, 2022
Not designated as hedging contracts(1):
Commodity assets	$8	$—	$—	$8
Commodity liabilities	—	(14)	(7)	(21)
Total derivatives - net basis	$8	$(14)	$(7)	$(13)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2023 a net regulatory asset of $12 million was recorded related to the net derivative liability of $12 million. As of December 31, 2022 a net regulatory asset of $13 million was recorded related to the net derivative liability of $13 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2023	2022

Electricity purchases	Megawatt hours	—	1
Natural gas purchases	Decatherms	70	52

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2023, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $1 million and $— million as of September 30, 2023 and December 31, 2022, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Assets:
Money market mutual funds	$38	—	—	$38
Investment funds	1	—	—	1
	$39	$—	$—	$39

Liabilities - commodity derivatives	$—	$—	$(12)	$(12)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$—	$8	$8
Money market mutual funds	49	—	—	49
Investment funds	1	—	—	1
	$50	$—	$8	$58

Liabilities - commodity derivatives	$—	$—	$(21)	$(21)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of September 30, 2023 and December 31, 2022, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Beginning balance	$(36)	$(54)	$(13)	$(33)
Changes in fair value recognized in regulatory assets	(8)	1	(45)	(25)
Settlements	32	36	46	41
Ending balance	$(12)	$(17)	$(12)	$(17)

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

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,292	$1,218	$1,148	$1,111

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

(10)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 11 (in millions):

	Three-Month Periods
	Ended September 30,
	2023			2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$116	$15	$131	$107	$13	$120
Commercial	111	6	117	100	5	105
Industrial	96	5	101	73	2	75
Other	—	1	1	2	—	2
Total fully bundled	323	27	350	282	20	302
Distribution only service	2	—	2	1	—	1
Total retail	325	27	352	283	20	303
Wholesale, transmission and other	20	—	20	26	—	26
Total Customer Revenue	345	27	372	309	20	329
Other revenue	—	—	—	1	—	1
Total operating revenue	$345	$27	$372	$310	$20	$330

	Nine-Month Periods
	Ended September 30,
	2023			2022
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$326	$100	$426	$270	$64	$334
Commercial	304	45	349	251	26	277
Industrial	241	20	261	175	9	184
Other	3	1	4	4	—	4
Total fully bundled	874	166	1,040	700	99	799
Distribution only service	4	—	4	4	—	4
Total retail	878	166	1,044	704	99	803
Wholesale, transmission and other	64	—	64	61	—	61
Total Customer Revenue	942	166	1,108	765	99	864
Other revenue	—	1	1	2	1	3
Total operating revenue	$942	$167	$1,109	$767	$100	$867

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Operating revenue:
Regulated electric	$345	$310	$942	$767
Regulated natural gas	27	20	167	100
Total operating revenue	$372	$330	$1,109	$867

Operating income:
Regulated electric	$78	$74	$126	$123
Regulated natural gas	—	—	13	12
Total operating income	78	74	139	135
Interest expense	(16)	(15)	(47)	(42)
Allowance for borrowed funds	—	1	5	2
Allowance for equity funds	5	1	10	5
Interest and dividend income	6	5	18	12
Other, net	1	1	3	3
Total income before income tax expense (benefit)	$74	$67	$128	$115

	As of
	September 30,	December 31,
	2023	2022
Assets:
Regulated electric	$4,238	$4,224
Regulated natural gas	451	441
Other(1)	76	67
Total assets	$4,765	$4,732

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

Net income for the third quarter of 2023 was $64 million, an increase of $5 million, or 8%, compared to 2022 primarily due to higher utility margin, higher allowance for equity funds, primarily due to increased construction work-in-progress, partially offset by higher depreciation and amortization, mainly due to increased plant placed in-service and higher regulatory amortizations. Electric utility margin increased primarily due to higher retail rates due to the 2022 regulatory rate review with new rates effective January 2023, partially offset by lower customer volumes and lower transmission and wholesale revenue. Electric retail customer volumes, including distribution only service customers, decreased by 4% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers. Energy generated decreased 12% for the third quarter of 2023 compared to 2022 primarily due to lower coal-fueled generation and lower natural gas-fueled generation. Wholesale electricity sales volumes decreased 39% and purchased electricity volumes increased 28%.

Net income for the first nine months of 2023 was $111 million, an increase of $11 million, or 11%, compared to 2022 primarily due to higher utility margin, higher interest and dividend income, primarily from carrying charges on regulatory balances and higher allowances for borrowed and equity funds, primarily due to increased construction work-in-progress, partially offset by higher depreciation and amortization, mainly due to increased plant placed in-service and higher regulatory amortizations, and increased operations and maintenance expenses, mainly due to higher plant operations and maintenance expenses and increased customer service operations expenses. Electric utility margin increased primarily due to higher retail rates due to the 2022 regulatory rate review with new rates effective January 2023 and higher transmission and wholesale revenue, partially offset by lower customer volumes. Electric retail customer volumes, including distribution only service customers, decreased by 3% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers. Energy generated decreased 2% for the first nine months of 2023 compared to 2022 primarily due to lower coal-fueled generation offset by higher natural gas-fueled generation. Wholesale electricity sales volumes decreased 20% and purchased electricity volumes decreased 4%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Electric utility margin:
Operating revenue	$345	$310	$35	11%	$942	$767	$175	23%
Cost of fuel and energy	178	153	25	16	538	406	132	33
Electric utility margin	167	157	10	6%	404	361	43	12%

Natural gas utility margin:
Operating revenue	27	20	7	35%	167	100	67	67%
Natural gas purchased for resale	17	10	7	70	123	60	63	*
Natural gas utility margin	10	10	—	—%	44	40	4	10%

Utility margin	177	167	10	6%	448	401	47	12%

Operations and maintenance	47	50	(3)	(6)%	152	138	14	10%
Depreciation and amortization	46	37	9	24	138	110	28	25
Property and other taxes	6	6	—	—	19	18	1	6
Operating income	$78	$74	$4	5%	$139	$135	$4	3%
*    Not meaningful

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin (in millions):
Operating revenue	$345	$310	$35	11%	$942	$767	$175	23%
Cost of fuel and energy	178	153	25	16	538	406	132	33
Utility margin	$167	$157	$10	6%	$404	$361	$43	12%

Sales (GWhs):
Residential	752	834	(82)	(10)%	2,023	2,070	(47)	(2)%
Commercial	847	910	(63)	(7)	2,303	2,388	(85)	(4)
Industrial	693	712	(19)	(3)	2,010	2,188	(178)	(8)
Other	3	3	—	—	9	10	(1)	(10)
Total fully bundled(1)	2,295	2,459	(164)	(7)	6,345	6,656	(311)	(5)
Distribution only service	744	700	44	6	2,082	2,037	45	2
Total retail	3,039	3,159	(120)	(4)	8,427	8,693	(266)	(3)
Wholesale	113	184	(71)	(39)	473	589	(116)	(20)
Total GWhs sold	3,152	3,343	(191)	(6)%	8,900	9,282	(382)	(4)%

Average number of retail customers (in thousands)	376	372	4	1%	375	370	5	1%

Average revenue per MWh:
Retail - fully bundled(1)	$141.30	$114.38	$26.92	24%	$137.85	$105.18	$32.67	31%
Wholesale	$97.06	$93.37	$3.69	4%	$88.84	$67.18	$21.66	32%

Heating degree days	56	37	19	51%	3,294	2,735	559	20%
Cooling degree days	956	1,133	(177)	(16)%	1,091	1,347	(256)	(19)%

Sources of energy (GWhs)(2):
Natural gas	1,200	1,283	(83)	(6)%	3,161	2,980	181	6%
Coal	225	335	(110)	(33)	578	840	(262)	(31)
Renewables	8	8	—	—	21	21	—	—
Total energy generated	1,433	1,626	(193)	(12)	3,760	3,841	(81)	(2)
Energy purchased	1,832	1,432	400	28	3,882	4,055	(173)	(4)
Total	3,265	3,058	207	7%	7,642	7,896	(254)	(3)%

Average cost of energy per MWh(3):
Energy generated	$31.94	$29.41	$2.53	9%	$64.29	$43.56	$20.73	48%
Energy purchased	$72.52	$73.26	$(0.74)	(1)%	$76.34	$58.92	$17.42	30%

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2023	2022	Change		2023	2022	Change
Utility margin (in millions):
Operating revenue	$27	$20	$7	35%	$167	$100	$67	67%
Natural gas purchased for resale	17	10	7	70	123	60	63	*
Utility margin	$10	$10	$—	—%	$44	$40	$4	10%

Sold (000's Dths):
Residential	838	785	53	7%	8,547	7,134	1,413	20%
Commercial	528	535	(7)	(1)	4,451	3,798	653	17
Industrial	472	295	177	60	2,119	1,350	769	57
Total retail	1,838	1,615	223	14%	15,117	12,282	2,835	23%

Average number of retail customers (in thousands)	183	180	3	2%	183	180	3	2%

Average revenue per retail Dth sold	$14.81	$12.79	$2.02	16%	$11.04	$8.16	$2.88	36%

Heating degree days	56	37	19	51%	3,294	2,735	559	20%

Average cost of natural gas per retail Dth sold	$9.00	$6.36	$2.64	42%	$8.11	$4.89	$3.22	66%
*    Not meaningful

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022

Electric utility margin increased $10 million, or 6%, for the third quarter of 2023 compared to 2022 primarily due to:
•$13 million of higher electric retail utility margin primarily due to higher retail rates from the 2022 regulatory rate review with new rates effective January 2023, offset by lower retail customer volumes. Retail customer volumes, including distribution only service customers, decreased 3.8% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers.
The increase in electric utility margin was offset by:
•$2 million of lower transmission and wholesale revenue.
Operations and maintenance decreased $3 million, or 6%, for the third quarter of 2023 compared to 2022 primarily due to lower regulatory-approved amortization from the recovery for the ON Line reallocation (offset in operating revenue) and lower plant operations and maintenance expenses, partially offset by lower regulatory credits from the deferral of the ON Line lease cost reallocation in 2022.

Depreciation and amortization increased $9 million, or 24%, for the third quarter of 2023 compared to 2022 primarily due to increased plant placed in-service and higher regulatory amortizations.

Allowance for equity funds increased $4 million for the first nine months of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Income tax expense increased $2 million, or 25%, for the third quarter of 2023 compared to 2022 primarily due to higher pretax income. The effective tax rate was 14% in 2023 and 12% in 2022.

First Nine Months of 2023 Compared to First Nine Months of 2022

Electric utility margin increased $43 million, or 12%, for the first nine months of 2023 compared to 2022 primarily due to:
•$41 million of higher electric retail utility margin primarily due to higher retail rates due to the 2022 regulatory rate review with new rates effective January 2023, offset by lower retail customer volumes. Retail customer volumes, including distribution only service customers, decreased 3.1% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers and
•$4 million of higher transmission and wholesale revenue.
Natural gas utility margin increased $4 million, or 10%, for the first nine months of 2023 compared to 2022 primarily due to higher customer volumes from the favorable impact of weather.

Operations and maintenance increased $14 million, or 10%, for the first nine months of 2023 compared to 2022 primarily due to increased plant operations and maintenance expenses, lower regulatory credits from the deferral of the ON Line lease cost reallocation in 2022 and higher customer service operations expenses, partially offset by lower regulatory-approved amortization from the recovery for the ON Line reallocation (offset in operating revenue).

Depreciation and amortization increased $28 million, or 25%, for the first nine months of 2023 compared to 2022 primarily due to higher plant placed in-service and higher regulatory amortizations.

Interest expense increased $5 million, or 12%, for the first nine months of 2023 compared to 2022 primarily due to higher long-term debt and higher average interest rate.

Allowance for borrowed funds increased $3 million for the first nine months of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Allowance for equity funds increased $5 million for the first nine months of 2023 compared to 2022 primarily due to higher construction work-in-progress.

Interest and dividend income increased $6 million, or 50%, for the first nine months of 2023 compared to 2022 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Income tax expense increased $2 million, or 13%, for the first nine months of 2023 compared to 2022 primarily due to higher pretax income. The effective tax rate was 13% in 2023 and 2022.

Liquidity and Capital Resources

As of September 30, 2023, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$39

Credit facility	400

Total net liquidity	$439
Credit facility:
Maturity date	2026

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022, were $306 million and $106 million, respectively. The change was primarily due to higher collections from customers and the timing of payments for operating costs, partially offset by increased income tax payments, higher payments related to fuel and energy costs, decreased customer deposits and higher interest payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022, were $(284) million and $(278) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2023 and 2022, were $(32) million and $209 million, respectively. The change was primarily due to lower contributions from NV Energy, Inc., higher repayments of long-term debt, higher repayments of an affiliate note payable and higher dividends paid to NV Energy, Inc., partially offset by lower long-term debt reacquired, higher proceeds from the issuance of long-term debt and lower repayments of short-term debt.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023

Electric distribution	$84	$120	$179
Electric transmission	69	67	104
Solar generation	—	1	2
Electric battery storage	—	2	2
Other	125	94	135
Total	$278	$284	$422

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

2021 Joint Integrated Resource Plan

In August 2023, the Nevada Utilities filed its Joint Application for approval of the Fifth Amendment to the 2021 Joint Integrated Resource Plan. The Fifth Amendment seeks, in part (1) to convert the existing coal fueled plant at North Valmy Generating Station to a cleaner natural gas fueled plant (2) to purchase, install, and operate a company-owned 400 MW solar plant along with a 400 MW, four-hour battery storage system in Northern Nevada; (3) to continue operation of Tracy units 4 and 5 to 2049; (4) to purchase development assets for the 149 MW photovoltaic and 149 MW battery energy storage system Crescent Valley Solar project; (5) to construct the Esmeralda and Amargosa substations transformers; and (6) to construct the necessary infrastructure in the Apex Area Master Plan. The Nevada Utilities seek approval of approximately $1.8 billion in total costs of new projects of which Sierra Pacific's share is approximately $0.8 billion with an order expected in 2024.

Material Cash Requirements

As of September 30, 2023, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of September 30, 2023, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2023

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$94	$65
Trade receivables, net	161	202
Receivables from affiliates	19	30
Income taxes receivable	245	17
Notes receivable from affiliates	—	536
Inventories	135	127
Prepayments and other deferred charges	31	78
Natural gas imbalances	17	193
Other current assets	39	55
Total current assets	741	1,303

Property, plant and equipment, net	10,344	10,202
Goodwill	1,286	1,286
Investments	264	278
Other assets	101	95

Total assets	$12,736	$13,164
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30, 2023	December 31, 2022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67	$86
Accounts payable to affiliates	19	10
Accrued interest	47	19
Accrued property, income and other taxes	79	77
Regulatory liabilities	36	126
Current portion of long-term debt	400	649
Other current liabilities	105	146
Total current liabilities	753	1,113

Long-term debt	3,242	3,243
Regulatory liabilities	612	596
Deferred income taxes	295	166
Other long-term liabilities	155	158
Total liabilities	5,057	5,276

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	6,417	3,983
Accumulated other comprehensive loss, net	(39)	(42)
Total member's equity	6,378	3,941
Noncontrolling interests	1,301	3,947
Total equity	7,679	7,888

Total liabilities and equity	$12,736	$13,164

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Operating revenue	$475	$547	$1,549	$1,533

Operating expenses:
Cost of (excess) gas	6	(24)	31	(46)
Operations and maintenance	157	117	434	359
Depreciation and amortization	80	76	240	241
Property and other taxes	36	36	99	102
Total operating expenses	279	205	804	656

Operating income	196	342	745	877

Other income (expense):
Interest expense	(35)	(36)	(107)	(108)
Allowance for equity funds	2	2	6	5
Interest and dividend income	8	3	28	3
Other, net	(1)	(2)	—	(3)
Total other income (expense)	(26)	(33)	(73)	(103)

Income before income tax expense (benefit) and equity income (loss)	170	309	672	774
Income tax expense (benefit)	5	64	75	131
Equity income (loss)	5	52	43	80
Net income	170	297	640	723
Net income attributable to noncontrolling interests	78	146	327	375
Net income attributable to Eastern Energy Gas	$92	$151	$313	$348

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Net income	$170	$297	$640	$723

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(1), $—, $(1) and $—	(1)	—	(2)	1
Unrealized gains on cash flow hedges, net of tax of $—, $1, $3 and $2	1	1	6	4
Total other comprehensive income, net of tax	—	1	4	5

Comprehensive income	170	298	644	728
Comprehensive income attributable to noncontrolling interests	78	146	327	375
Comprehensive income attributable to Eastern Energy Gas	$92	$152	$317	$353

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, June 30, 2022	$3,733	$(39)	$4,023	$7,717
Net income	151	—	146	297
Other comprehensive income	—	1	—	1
Distributions	(4)	—	(146)	(150)
Contributions	11	—	—	11
Balance, September 30, 2022	$3,891	$(38)	$4,023	$7,876

Balance, December 31, 2021	$3,501	$(43)	$4,036	$7,494
Net income	348	—	375	723
Other comprehensive income	—	5	—	5
Distributions	(37)	—	(388)	(425)
Contributions	79	—	—	79
Balance, September 30, 2022	$3,891	$(38)	$4,023	$7,876

Balance, June 30, 2023	$4,152	$(38)	$3,930	$8,044
Net income	92	—	78	170
Distributions	(148)	—	(87)	(235)
Contributions	2,880	—	—	2,880
Purchase of Cove Point noncontrolling interest (Note 2)	(559)	(1)	(2,620)	(3,180)
Balance, September 30, 2023	$6,417	$(39)	$1,301	$7,679

Balance, December 31, 2022	$3,983	$(42)	$3,947	$7,888
Net income	313	—	327	640
Other comprehensive income	—	4	—	4
Distributions	(233)	—	(353)	(586)
Contributions	2,913	—	—	2,913
Purchase of Cove Point noncontrolling interest (Note 2)	(559)	(1)	(2,620)	(3,180)
Balance, September 30, 2023	$6,417	$(39)	$1,301	$7,679

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$640	$723
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on other items, net	(5)	2
Depreciation and amortization	240	241
Allowance for equity funds	(6)	(5)
Equity loss (income), net of distributions	16	(46)
Changes in regulatory assets and liabilities	(97)	37
Deferred income taxes	267	99
Other, net	(3)	7
Changes in other operating assets and liabilities:
Trade receivables and other assets	84	(48)
Receivables from affiliates	10	33
Gas balancing activities	22	(48)
Derivative collateral, net	1	(3)
Accrued property, income and other taxes	(194)	8
Accounts payable to affiliates	9	(18)
Accounts payable and other liabilities	(2)	53
Net cash flows from operating activities	982	1,035

Cash flows from investing activities:
Capital expenditures	(241)	(252)
Proceeds from assignment of shale development rights	8	—
Repayment of notes by affiliates	734	31
Notes to affiliates	(198)	(363)
Other, net	(2)	(11)
Net cash flows from investing activities	301	(595)

Cash flows from financing activities:
Repayments of long-term debt	(250)	—
Proceeds from equity contributions	2,876	—
Purchase of Cove Point noncontrolling interest	(3,300)	—
Distributions to noncontrolling interests	(353)	(388)
Distributions to parent	(226)	—
Other, net	—	(4)
Net cash flows from financing activities	(1,253)	(392)

Net change in cash and cash equivalents and restricted cash and cash equivalents	30	48
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	95	39
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$125	$87

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Energy Gas Holdings, LLC is a holding company, and together with its subsidiaries ("Eastern Energy Gas") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage operations in the eastern region of the U.S. and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. On September 1, 2023, Eastern Energy Gas completed its acquisition of 50% of the limited partner interests in Cove Point from Dominion Energy, Inc. ("DEI"), and accordingly, owns an aggregate of 75% of the limited partner interests and continues to own 100% of the general partner interest of Cove Point. In addition, Eastern Energy Gas owns a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 416-mile FERC-regulated interstate natural gas transmission system. Eastern Energy Gas is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023 and for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2022 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023.

(2)    Business Acquisitions

On September 1, 2023, BHE and Eastern MLP Holding Company II, LLC ("the Buyer"), a wholly owned subsidiary of Eastern Energy Gas, completed the acquisition of DECP Holdings, Inc.'s (the "Seller"), an indirect wholly owned subsidiary of Dominion Energy, Inc., 50% limited partner interests in Cove Point ("The Transaction"). Under the terms of the Purchase and Sale Agreement, dated July 9, 2023 (the "Purchase Agreement"), the Buyer paid $3.3 billion in cash, plus the pro rata portion of the quarterly distribution made by Cove Point for the third fiscal quarter of 2023. Eastern Energy Gas funded the Transaction through cash provided by BHE GT&S, LLC, which included an equity contribution of $2.9 billion and the repayment of affiliated notes of $474 million. The Buyer now owns an aggregate of 75% of the limited partner interests, and its affiliate, Cove Point GP Holding Company, LLC, continues to own 100% of the general partner interest, of Cove Point. Prior to the Transaction, Eastern Energy Gas owned 100% of the general partner interest and 25% of the limited partner interests in Cove Point. Eastern Energy Gas previously determined it has the power to direct the activities that most significantly impact Cove Point's economic performance as well as the obligation to absorb losses and benefits which could be significant to it and accordingly, consolidated Cove Point. Because Eastern Energy Gas controls Cove Point both before and after the Transaction, the changes in Eastern Energy Gas' ownership interest in Cove Point were accounted for as an equity transaction and no gain or loss was recognized. In connection with the Transaction, Eastern Energy Gas recognized $120 million of income taxes in equity primarily attributable to the step up in tax basis of the investment in Cove Point of $144 million, partially offset by establishing additional regulatory liabilities related to excess deferred income taxes of $24 million.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2023	2022
Utility plant:
Interstate natural gas transmission and storage assets	21 - 51 years	$9,197	$8,922
Intangible plant	5 - 17 years	117	113
Utility plant in-service		9,314	9,035
Accumulated depreciation and amortization		(3,162)	(3,039)
Utility plant in-service, net		6,152	5,996

Nonutility plant:
LNG facility	40 years	4,525	4,522
Intangible plant	14 years	25	25
Nonutility plant		4,550	4,547
Accumulated depreciation and amortization		(634)	(542)
Nonutility plant, net		3,916	4,005

		10,068	10,001
Construction work-in-progress		276	201
Property, plant and equipment, net		$10,344	$10,202

Construction work-in-progress includes $260 million and $181 million as of September 30, 2023 and December 31, 2022, respectively, related to the construction of utility plant.
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

(5)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2023	2022
Investments:
Investment funds	$18	$14

Equity method investments:
Iroquois	246	264
Total investments	264	278

Restricted cash and cash equivalents:
Customer deposits	31	30
Total restricted cash and cash equivalents	31	30

Total investments and restricted cash and cash equivalents	$295	$308

Reflected as:
Other current assets	$31	$30
Noncurrent assets	264	278
Total investments and restricted cash and cash equivalents	$295	$308
Equity Method Investments

Eastern Energy Gas, through subsidiaries, owns 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of September 30, 2023 and December 31, 2022, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $59 million and $34 million for the nine-month periods ended September 30, 2023 and 2022, respectively. In the third quarter of 2022, in connection with the settlement of regulated tax matters in the Iroquois rate case, Eastern Energy Gas released a long-term regulatory liability and recognized a $45 million benefit that was recorded in equity income (loss) in its Consolidated Statements of Operations.

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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$94	$65
Restricted cash and cash equivalents included in other current assets	31	30
Total cash and cash equivalents and restricted cash and cash equivalents	$125	$95

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	(8)	6	(1)	5
Equity interest	1	4	1	2
Effects of ratemaking	—	—	—	(1)
Noncontrolling interest	(10)	(10)	(10)	(10)
Other, net	(1)	—	—	—
Effective income tax rate	3%	21%	11%	17%

For the period ended September 30, 2023, Eastern Energy Gas' reconciliation of the federal statutory income tax rate to the effective income tax rate is driven primarily by the change in the state apportionment and its impact on Eastern Energy Gas' deferred tax liability, as well as the Transaction's impact on certain combined state filing adjustments. An additional rate driver was the absence of tax on income attributable to Cove Point's 25% noncontrolling interest.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $241 million and $16 million as of September 30, 2023 and December 31, 2022, respectively. The increase in the income tax receivable is primarily due to the bonus deprecation deduction being taken on the step-up of tax basis on non-regulated assets as a result of the Transaction.

(7)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $6 million and $10 million to the MidAmerican Energy Company Retirement Plan for the nine-month periods ended September 30, 2023 and 2022, respectively, and $1 million and $2 million to the MidAmerican Energy Company Welfare Benefit Plan for the nine-month periods ended September 30, 2023 and 2022, respectively. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of September 30, 2023 and December 31, 2022, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $51 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Assets:
Money market mutual funds	$94	$—	$—	$94
Equity securities:
Investment funds	18	—	—	18
	$112	$—	$—	$112

Liabilities:
Foreign currency exchange rate derivatives	$—	$(18)	$—	$(18)
	$—	$(18)	$—	$(18)

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$1	$—	$1
Money market mutual funds	42	—	—	42
Equity securities:
Investment funds	14	—	—	14
	$56	$1	$—	$57

Liabilities:
Foreign currency exchange rate derivatives	$—	$(20)	$—	$(20)
	$—	$(20)	$—	$(20)

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

	As of September 30, 2023		As of December 31, 2022
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,642	$3,200	$3,892	$3,510

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Customer Revenue:
Regulated:
Gas transmission and storage	$281	$296	$907	$867
Other	8	1	9	1
Total regulated	289	297	916	868
Nonregulated	187	254	630	673
Total Customer Revenue	476	551	1,546	1,541
Other revenue(1)	(1)	(4)	3	(8)
Total operating revenue	$475	$547	$1,549	$1,533

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Eastern Energy Gas has recognized contract liabilities of $28 million and $80 million as of September 30, 2023 and December 31, 2022, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the nine-month period ended September 30, 2023, Eastern Energy Gas recognized revenue of $51 million from the beginning contract liability balance.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2023 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,657	$14,744	$16,401

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2021	$(6)	$(42)	$5	$(43)
Other comprehensive income	1	4	—	5
Balance, September 30, 2022	$(5)	$(38)	$5	$(38)

Balance, December 31, 2022	$(1)	$(43)	$2	$(42)
Other comprehensive (loss) income	(2)	6	—	4
Purchase of noncontrolling interest	—	—	(1)	(1)
Balance, September 30, 2023	$(3)	$(37)	$1	$(39)

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

Net income attributable to Eastern Energy Gas for the third quarter of 2023 was $92 million, a decrease of $59 million, or 39%, compared to 2022. Net income decreased primarily due to a benefit in 2022 from the settlement of regulated tax matters in the Iroquois rate case, lower margin from EGTS' regulated gas transmission and storage operations of $38 million, an increase in operations and maintenance expense excluding Cove Point of $23 million and lower net income at Cove Point as a result of increased scheduled maintenance days in 2023 of $12 million, partially offset by lower income tax expense primarily due to lower pre-tax income.

Net income attributable to Eastern Energy Gas for the first nine months of 2023 was $313 million, a decrease of $35 million, or 10%, compared to 2022. Net income decreased primarily due to a benefit in 2022 from the settlement of regulated tax matters in the Iroquois rate case, lower margin from EGTS' regulated gas transmission and storage operations of $30 million, an increase in salaries, wages and benefits and higher technology and related charges, partially offset by lower income tax expense primarily due to lower pre-tax income and interest income from higher outstanding loans and higher interest rates under BHE GT&S' intercompany revolving credit agreement.

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022

Operating revenue decreased $72 million, or 13%, for the third quarter of 2023 compared to 2022, primarily due to a decrease in Cove Point LNG variable revenue of $41 million, decreased LNG service as a result of increased scheduled maintenance days of $29 million, a net decrease in regulated gas transmission and storage services revenues due to volumes primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $9 million and a decrease in regulated gas transmission and storage services revenues due to the settlement of EGTS' general rate case of $5 million, partially offset by derivative losses in 2022 of $6 million and an increase in regulated gas sales for operational and system balancing purposes primarily due to increased volumes of $5 million.

Cost of (excess) gas was an expense of $6 million for the third quarter of 2023 compared to a credit of $24 million for the third quarter of 2022. The change is primarily from a decrease in other operational and system balancing fuel activities prior to the effective date of the new fuel tracker due to the settlement of EGTS' general rate case of $25 million and an increase in volumes sold of $5 million.

Operations and maintenance increased $40 million, or 34%, for the third quarter of 2023 compared to 2022, primarily due to an increase in outside services of $12 million, an increase in the cost of materials of $11 million, an increase in salaries, wages and benefits of $7 million, Cove Point planned outage costs of $6 million and higher technology and related charges of $5 million.

Depreciation and amortization increased $4 million, or 5%, for the third quarter of 2023 compared to 2022, primarily due to a 2022 amortization true-up as a result of the settlement of depreciation rates in EGTS' general rate case of $2 million and higher plant placed in-service of $2 million.

Interest and dividend income increased $5 million for the third quarter of 2023 compared to 2022, primarily due to income from money market mutual fund investments of $3 million and interest income from higher outstanding loans and higher interest rates under BHE GT&S' intercompany revolving credit agreement of $2 million.

Income tax expense decreased $59 million, or 92%, for the third quarter of 2023 compared to 2022, primarily due to lower pre-tax income and the effective tax rate was 3% for 2023 and 21% for 2022. The effective tax rate decreased primarily due to the impacts from the Transaction and various changes in the state effective rate.

Equity income decreased $47 million, or 90%, for the third quarter of 2023 compared to 2022, primarily due to a benefit in 2022 from the settlement of regulated tax matters in the Iroquois rate case.

Net income attributable to noncontrolling interests decreased $68 million, or 47%, for the third quarter of 2023 compared to 2022, primarily due to lower net income attributable to Cove Point of $63 million and the acquisition of DEI's 50% noncontrolling interest in Cove Point of $5 million.

First Nine Months of 2023 Compared to First Nine Months of 2022

Operating revenue increased $16 million, or 1%, for the first nine months of 2023 compared to 2022, primarily due to an increase in regulated gas transmission and storage services revenues due to the settlement of EGTS' general rate case of $45 million, increased LNG revenues as a result of the timing of the release of contract liabilities from scheduled outage days in 2022 of $42 million, an increase in variable revenue related to park and loan activity of $22 million and derivative losses in 2022 of $13 million, partially offset by a decrease in Cove Point LNG variable revenue of $49 million, decreased LNG service as a result of increased scheduled maintenance days of $29 million and a net decrease in regulated gas transmission and storage services revenues due to volumes primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $26 million.

Cost of (excess) gas was an expense of $31 million for the first nine months of 2023 compared to a credit of $46 million for the first nine months of 2022. The change is primarily from a decrease from other operational and system balancing fuel activities prior to the effective date of the new fuel tracker due to the settlement of EGTS' general rate case of $39 million, the unfavorable revaluation of the volumes retained prior to the effective date of the new fuel tracker due to lower natural gas prices of $35 million, and an increase in volumes sold of $5 million.

Operations and maintenance increased $75 million, or 21%, for the first nine months of 2023 compared to 2022, primarily due to an increase in salaries, wages and benefits of $25 million, higher technology and related charges of $16 million, an increase in outside services of $12 million, Cove Point planned outage costs of $6 million and various other immaterial items, partially offset by a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $8 million.

Property and other taxes decreased $3 million, or 3%, for the first nine months of 2023 compared to 2022, primarily due to lower than estimated 2022 tax assessments.

Interest and dividend income increased $25 million for the first nine months of 2023 compared to 2022, primarily due to interest income from higher outstanding loans and higher interest rates under BHE GT&S' intercompany revolving credit agreement of $17 million and income from money market mutual fund investments of $8 million.

Income tax expense decreased $56 million, or 43%, for the first nine months of 2023 compared to 2022, primarily due to lower pre-tax income and the effective tax rate was 11% for 2023 and 17% for 2022. The effective tax rate decreased primarily due to the impacts from the Transaction and various changes in the state effective rate.

Equity income decreased $37 million, or 46%, for the first nine months of 2023 compared to 2022, primarily due to a benefit in 2022 from the settlement of regulated tax matters in the Iroquois rate case of $45 million, offset by higher earnings from Iroquois due to favorable negotiated rate agreements and hedges of $8 million.

Net income attributable to noncontrolling interests decreased $48 million, or 13%, for the first nine months of 2023 compared to 2022, primarily due to lower net income attributable to Cove Point of $43 million and the acquisition of DEI's 50% noncontrolling interest in Cove Point of $5 million.

Liquidity and Capital Resources

As of September 30, 2023, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$94
Intercompany revolving credit agreement	400
Total net liquidity	$494

Intercompany revolving credit agreement:
Maturity date	2024

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022 were $982 million and $1.0 billion, respectively. The change is primarily due to the timing of income tax payments and the repayment of EGTS rate refunds to customers, partially offset by other changes in working capital.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022 were $301 million and $(595) million, respectively. The change is primarily due to an increase in repayments of loans by affiliates of $703 million, a decrease in loans to its parent under an intercompany revolving credit agreement of $165 million, a decrease in capital expenditures of $11 million and proceeds from the assignment of shale development rights of $8 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2023 were $(1.3) billion. Uses of cash totaled $4.1 billion and consisted of $3.3 billion for the purchase of Cove Point noncontrolling interest, distributions to noncontrolling interests from Cove Point of $352 million, repayment of long-term debt of $250 million and distributions to its indirect parent, BHE, of $227 million. Sources of cash totaled $2.9 billion and consisted of proceeds from equity contributions to fund the Transaction.

For a discussion of business acquisitions, refer to Note 2 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023

Natural gas transmission and storage	$36	$17	$32
Other	216	224	338
Total	$252	$241	$370

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of September 30, 2023, the related consolidated statements of operations, comprehensive income, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 3, 2023

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$12	$16
Restricted cash and cash equivalents	29	29
Trade receivables, net	86	113
Receivables from affiliates	8	13
Inventories	54	50
Income taxes receivable	28	21
Prepayments and other deferred charges	25	36
Natural gas imbalances	13	193
Other current assets	6	9
Total current assets	261	480

Property, plant and equipment, net	4,699	4,504
Other assets	140	190

Total assets	$5,100	$5,174

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	September 30, 2023	December 31, 2022
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$41	$46
Accounts payable to affiliates	17	5
Accrued interest	23	7
Accrued property, income and other taxes	51	71
Accrued employee expenses	21	13
Notes payable to affiliates	15	36
Regulatory liabilities	28	109
Customer and security deposits	29	29
Asset retirement obligations	9	25
Other current liabilities	23	32
Total current liabilities	257	373

Long-term debt	1,583	1,582
Regulatory liabilities	516	518
Other long-term liabilities	101	101
Total liabilities	2,457	2,574

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,300	1,275
Retained earnings	763	746
Accumulated other comprehensive loss, net	(29)	(30)
Total shareholder's equity	2,643	2,600

Total liabilities and shareholder's equity	$5,100	$5,174

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Operating revenue	$233	$240	$747	$697

Operating expenses:
Cost of (excess) gas	6	(25)	31	(49)
Operations and maintenance	99	80	293	250
Depreciation and amortization	38	34	112	115
Property and other taxes	14	15	35	39
Total operating expenses	157	104	471	355

Operating income	76	136	276	342

Other income (expense):
Interest expense	(17)	(16)	(52)	(50)
Allowance for equity funds	1	1	4	3
Other, net	—	(1)	2	(2)
Total other income (expense)	(16)	(16)	(46)	(49)

Income before income tax expense (benefit)	60	120	230	293
Income tax expense (benefit)	16	39	59	86
Net income	$44	$81	$171	$207
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Net income	$44	$81	$171	$207

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $1, $1, $1 and $1	—	—	1	1
Total other comprehensive income, net of tax	—	—	1	1
Comprehensive income	$44	$81	$172	$208

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2022	60,101	$609	$1,254	$750	$(30)	$2,583
Net income	—	—	—	81	—	81
Dividends declared	—	—	—	(92)	—	(92)
Contributions	—	—	11	—	—	11
Balance, September 30, 2022	60,101	$609	$1,265	$739	$(30)	$2,583

Balance, December 31, 2021	60,101	$609	$1,241	$721	$(31)	$2,540
Net income	—	—	—	207	—	207
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(189)	—	(189)
Contributions	—	—	24	—	—	24
Balance, September 30, 2022	60,101	$609	$1,265	$739	$(30)	$2,583

Balance, June 30, 2023	60,101	$609	$1,300	$743	$(29)	$2,623
Net income	—	—	—	44	—	44
Dividends declared	—	—	—	(24)	—	(24)
Balance, September 30, 2023	60,101	$609	$1,300	$763	$(29)	$2,643

Balance, December 31, 2022	60,101	$609	$1,275	$746	$(30)	$2,600
Net income	—	—	—	171	—	171
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(154)	—	(154)
Contributions	—	—	25	—	—	25
Balance, September 30, 2023	60,101	$609	$1,300	$763	$(29)	$2,643

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$171	207
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on other items, net	(8)	1
Depreciation and amortization	112	115
Allowance for equity funds	(4)	(3)
Changes in regulatory assets and liabilities	(79)	35
Deferred income taxes	50	58
Other, net	(5)	5
Changes in other operating assets and liabilities:
Trade receivables and other assets	35	34
Receivables from affiliates	5	3
Gas balancing activities	26	(47)
Accrued property, income and other taxes	(21)	(1)
Accounts payable and other liabilities	24	34
Accounts payable to affiliates	11	7
Net cash flows from operating activities	317	448

Cash flows from investing activities:
Capital expenditures	(163)	(179)
Proceeds from assignment of shale development rights	8	—
Repayment of notes by affiliates	—	11
Notes to affiliates	—	(8)
Other, net	(4)	(9)
Net cash flows from investing activities	(159)	(185)

Cash flows from financing activities:
Repayment of notes payable to affiliates, net	(21)	(53)
Dividends paid	(141)	(172)
Net cash flows from financing activities	(162)	(225)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(4)	38
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	45	26
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$41	$64

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2023 and for the three- and nine-month periods ended September 30, 2023 and 2022. The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2022 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2023.

(2)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2023	2022

Interstate natural gas transmission and storage assets	28 - 50 years	$6,946	$6,724
Intangible plant	12 - 19 years	81	79
Plant in-service		7,027	6,803
Accumulated depreciation and amortization		(2,533)	(2,440)
		4,494	4,363
Construction work-in-progress		205	141
Property, plant and equipment, net		$4,699	$4,504
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

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2023	2022
Investments:
Investment funds	$18	$14

Restricted cash and cash equivalents:
Customer deposits	29	29
Total restricted cash and cash equivalents	29	29

Total investments and restricted cash and cash equivalents	$47	$43

Reflected as:
Current assets	$29	$29
Noncurrent assets	18	14
Total investments and restricted cash and cash equivalents	$47	$43
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

	As of
	September 30,	December 31,
	2023	2022

Cash and cash equivalents	$12	$16
Restricted cash and cash equivalents	29	29
Total cash and cash equivalents and restricted cash and cash equivalents	$41	$45

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax benefit	6	11	5	8
Other, net	—	1	—	—
Effective income tax rate	27%	33%	26%	29%

(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $5 million and $9 million to the MidAmerican Energy Company Retirement Plan for the nine-month periods ended September 30, 2023 and 2022, respectively, and $1 million and $2 million to the MidAmerican Energy Company Welfare Benefit Plan for the nine-month periods ended September 30, 2023 and 2022, respectively. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of September 30, 2023 and December 31, 2022, EGTS' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $47 million.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2023:
Assets:
Money market mutual funds	$12	$—	$—	$12
Equity securities:
Investment funds	18	—	—	18
	$30	$—	$—	$30

As of December 31, 2022:
Assets:
Commodity derivatives	$—	$1	$—	$1
Money market mutual funds	8	—	—	8
Equity securities:
Investment funds	14	—	—	14
	$22	$1	$—	$23

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

	As of September 30, 2023		As of December 31, 2022
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,583	$1,275	$1,582	$1,337

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Customer Revenue:
Regulated:
Gas transmission	$144	$151	$486	$461
Gas storage	69	74	206	190
Other	6	—	6	—
Total regulated	219	225	698	651
Management service and other revenues	14	19	46	56
Total Customer Revenue	233	244	744	707
Other revenue(1)	—	(4)	3	(10)
Total operating revenue	$233	$240	$747	$697

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" and includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts.

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2023 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total

EGTS	$764	$3,171	$3,935

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

Results of Operations for the Third Quarter and First Nine Months of 2023 and 2022

Overview

Net income for the third quarter of 2023 was $44 million, a decrease of $37 million, or 46%, compared to 2022. Net income decreased primarily due to lower margin from regulated gas transmission and storage operations of $38 million, an increase in outside services, higher technology and related charges and an increase in salaries, wages and benefits, partially offset by lower income tax expense primarily due to lower pre-tax income.

Net income for the first nine months of 2023 was $171 million, a decrease of $36 million, or 17%, compared to 2022. Net income decreased primarily due to lower margin from regulated gas transmission and storage operations of $30 million, higher technology and related charges and an increase in salaries, wages and benefits, partially offset by lower income tax expense primarily due to lower pre-tax income.

Quarter Ended September 30, 2023 Compared to Quarter Ended September 30, 2022

Operating revenue decreased $7 million, or 3%, for the third quarter of 2023 compared to 2022, primarily due to a net decrease in regulated gas transmission and storage services revenues due to volumes primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $9 million and a decrease in regulated gas transmission and storage services revenues due to the settlement of EGTS' general rate case of $5 million, partially offset by derivative losses in 2022 of $6 million and an increase in regulated gas sales for operational and system balancing purposes primarily due to increased volumes of $5 million.

Cost of (excess) gas was an expense of $6 million for the third quarter of 2023 compared to a credit of $25 million for the third quarter of 2022. The change is primarily from a decrease in other operational and system balancing fuel activities prior to the effective date of the new fuel tracker due to the settlement of EGTS' general rate case of $25 million and an increase in volumes sold of $5 million.

Operations and maintenance increased $19 million, or 24%, for the third quarter of 2023 compared to 2022, primarily due to an increase in outside services of $9 million, higher technology and related charges of $5 million and an increase in salaries, wages and benefits of $3 million.

Depreciation and amortization increased $4 million, or 12%, for the third quarter of 2023 compared to 2022, primarily due to a 2022 amortization true-up as a result of the settlement of depreciation rates in EGTS' general rate case of $2 million and higher plant placed in-service of $2 million.

Income tax expense decreased $23 million, or 59%, for the third quarter of 2023 compared to 2022, primarily due to lower pre-tax income and the effective tax rate was 27% for 2023 and 33% for 2022. The effective tax rate decreased primarily due to the reduction in the state effective rate.

First Nine Months of 2023 Compared to First Nine Months of 2022

Operating revenue increased $50 million, or 7%, for the first nine months of 2023 compared to 2022, primarily due to an increase in regulated gas transmission and storage services revenues due to the settlement of EGTS' general rate case of $45 million, an increase in variable revenue related to park and loan activity of $22 million, derivative losses in 2022 of $13 million and an increase in regulated gas sales for operational and system balancing purposes primarily due to increased volumes of $5 million, partially offset by a net decrease in regulated gas transmission and storage services revenues due to volumes primarily from the expiration of the Appalachian Gateway Project contracts in August 2022 of $26 million.

Cost of (excess) gas was an expense of $31 million for the first nine months of 2023 compared to a credit of $49 million for the first nine months of 2022. The change is primarily from a decrease from other operational and system balancing fuel activities prior to the effective date of the new fuel tracker due to the settlement of EGTS' general rate case of $39 million, the unfavorable revaluation of the volumes retained prior to the effective date of the new fuel tracker due to lower natural gas prices of $35 million, and an increase in volumes sold of $5 million.

Operations and maintenance increased $43 million, or 17%, for the first nine months of 2023 compared to 2022, primarily due to higher technology and related charges of $15 million, an increase in salaries, wages and benefits of $12 million, an increase in outside services of $9 million and various other immaterial items, partially offset by a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $8 million.

Depreciation and amortization decreased $3 million, or 3%, for the first nine months of 2023 compared to 2022, primarily due to the settlement of depreciation rates in EGTS' general rate case of $6 million, partially offset by higher plant placed in-service of $3 million.

Property and other taxes decreased $4 million, or 10%, for the first nine months of 2023 compared to 2022, primarily due to lower than estimated 2022 tax assessments.

Other, net was income of $2 million for the first nine months of 2023 compared to expense of $2 million for the first nine months of 2022. The change is primarily from gains on marketable securities of $3 million and income from money market mutual fund investments of $2 million.

Income tax expense decreased $27 million, or 31%, for the first nine months of 2023 compared to 2022, primarily due to lower pre-tax income and the effective tax rate was 26% for 2023 and 29% for 2022. The effective tax rate decreased primarily due to the reduction in the state effective rate.

Liquidity and Capital Resources

As of September 30, 2023, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$12

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	15
Net intercompany revolving credit agreement	385

Total net liquidity	$397

Intercompany credit agreement:
Maturity date	2024

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2023 and 2022 were $317 million and $448 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers and other changes in working capital.

The timing of EGTS' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2023 and 2022 were $(159) million and $(185) million, respectively. The change is primarily due to a decrease in capital expenditures of $16 million, proceeds from the assignment of shale development rights of $8 million and a decrease in loans to affiliates of $8 million, partially offset by a decrease in repayments of loans by affiliates of $11 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2023 were $(162) million and consisted of dividends paid to Eastern Energy Gas of $141 million and net repayment of notes payable to Eastern Energy Gas of $21 million.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2022	2023	2023

Natural gas transmission and storage	$30	$11	$23
Other	149	152	213
Total	$179	$163	$236

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

Material Cash Requirements

As of September 30, 2023, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2022.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2022. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2022. Refer to Note 7 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 7 of the Notes to Consolidated Financial Statements of Nevada Power and Note 7 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2023.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

The following disclosures reflect material updates to legal proceedings and should be read in conjunction with Item 3 of Berkshire Hathaway Energy's and PacifiCorp's Annual Reports on Form 10-K for the year ended December 31, 2022.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

Multiple lawsuits, complaints and demands alleging similar claims have been filed in Oregon and California related to the Labor Day 2020 Wildfires, certain of which have been described below. Amounts sought in the lawsuits, complaints and demands filed in Oregon and in certain demands made in California total nearly $8 billion, excluding any doubling or trebling of damages included in the complaints. Generally, the lawsuits and complaints filed in California do not specify damages sought and are excluded from this amount. Multiple complaints have also been filed in California for the 2022 McKinney Fire. Investigations into the causes and origins of those wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 11 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

Jeanyne James et al. v. PacifiCorp and Consolidated Cases

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20CV33885, in Multnomah County Circuit Court, Oregon ("James"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain Complex, South Obenchain, 242 and Santiam Canyon fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint sought the following damages for the plaintiffs and the class: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities, in excess of $1 billion; (ii) damages for real and personal property and other economic losses of not less than $600 million; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of timber, trees and shrubbery; (v) double the damages for the costs of litigation and reforestation; (vi) prejudgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The plaintiffs demanded a trial by jury and reserved their right to further amend the complaint to allege claims for punitive damages. In May 2022, the Multnomah County Circuit Court granted issue class certification and consolidated this case with others as described below. Plaintiffs' motion to bifurcate issues for trial between class-wide liability and individual damages was also granted. PacifiCorp requested an immediate appeal of the issue class certification before the Oregon Court of Appeals. While in January 2023, the Oregon Court of Appeals denied PacifiCorp's request for immediate appeal of the class certification, PacifiCorp will appeal the class issues as a matter of right when the issues are finally decided by the Multnomah County Circuit Court. In February 2023, the plaintiffs filed a motion to amend the complaint to add punitive damages in an unspecified amount. On March 23, 2023, the plaintiffs filed an amended complaint seeking punitive damages with permission of the Multnomah County Circuit Court. Plaintiffs sought punitive damages at a five times multiplier to the amount of compensatory damages awarded. On April 24, 2023, the jury trial began in Multnomah County Circuit Court for the 17 named plaintiffs. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 individual plaintiffs and to the class with respect to the four wildfires. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic and property damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages. Under ORS 477.089, the economic and property damages awarded may be subject to doubling. In September 2023, the Multnomah County Circuit Court ordered trial dates for two consolidated jury trials including approximately 10 class members each and a third trial for certain commercial timber plaintiffs wherein plaintiffs in each of the three trials will present evidence regarding their damages. The trials are scheduled at various dates from January to April 2024. Hearings on PacifiCorp's post-trial motions are scheduled to be held November 9, 2023. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment is entered unless otherwise specified in the judgment. No judgment has yet been entered by the Multnomah County Circuit Court. PacifiCorp intends to appeal the jury's findings and damage awards in the James case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

On August 26, 2022, a putative class action complaint seeking declaratory and equitable relief against PacifiCorp was filed, captioned Margaret Dietrich et al. v. PacifiCorp, Case No. 22CV29187 ("Dietrich"), in Multnomah County Circuit Court, Oregon. The complaint was filed by two Oregon residents individually and on behalf of a class initially defined to include residents of, business owners in, real or personal property owners in and any other individuals physically present in specified Oregon counties as of September 7, 2020 who experienced any harm, damage or loss as a result of the Santiam Canyon, Beachie Creek, Lionshead, Echo Mountain Complex, 242 or South Obenchain fires. The complaint was amended on September 6, 2022, to add a claim for damages of over $900 million. The amended complaint adds four more individual plaintiffs and modifies the class definition to cover only the Santiam Canyon, Echo Mountain Complex, 242, and South Obenchain fires. The amended complaint alleges: (i) negligence due to alleged failure to comply with certain Oregon statutes and administrative rules; (ii) gross negligence due to alleged conscious indifference to or reckless disregard for the probable consequences of defendant's actions or inactions; (iii) private nuisance; (iv) public nuisance; (v) trespass; (vi) inverse condemnation; (vii) accounting/injunction; and (viii) negligent infliction of emotional distress. The amended complaint seeks the following: (i) an order certifying the matter as a class action; (ii) economic damages not less than $400 million; (iii) double the amount of economic and property damages to the extent applicable under Oregon statute; (iv) reasonable costs of reforestation activities; (v) doubling and trebling of certain other damages to the extent applicable under certain Oregon statutes; (vi) noneconomic damages not less than $500 million; (vii) prejudgment interest; (viii) an order requiring an accounting with respect to the amount of damages; (ix) an order enjoining PacifiCorp from leaving power lines energized in areas of Oregon experiencing extremely critical fire conditions; (x) an award of reasonable attorney fees, costs, investigation costs, disbursements and expert witness fees; and (xi) other relief the court finds appropriate. The plaintiffs and proposed class demand a trial by jury. On December 19, 2022, the Dietrich case was consolidated into James (described above) and is currently stayed.

On April 26, 2022, a complaint against PacifiCorp was filed, captioned Cady et al. v. PacifiCorp, Case No. 22CV13946 ("Cady"), in Multnomah County Circuit Court, Oregon. The Cady case was filed by 21 individuals as amended in April 2022 claiming $10 million in economic and noneconomic damages in connection with the Echo Mountain Complex fire, as well as claims for statutory doubling or trebling of damages, attorneys' fees and other costs and pre-judgment interest. On September 2, 2022, a complaint against PacifiCorp was filed, captioned Logan et al. v. PacifiCorp, Case No. 22CV29859 ("Logan"), in Multnomah County Circuit Court, Oregon. The Logan case was filed by five individuals claiming $10 million in economic and noneconomic damages, as well as claims for statutory doubling or trebling of damages, attorneys' fees and other costs and pre- and post-judgment interest. The Logan and Cady complaints each allege injuries and damages resulting from the September 2020 Echo Mountain Complex fires and assert claims for: (i) negligence; (ii) trespass; (iii) nuisance; and (iv) inverse condemnation. The Cady and Logan cases have been consolidated with James (described above) and a jury trial is scheduled for May 2024.

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

United States and State of Oregon – Loss and Damages to Federal and State Lands

PacifiCorp received a notice of indebtedness from the U.S. Department of Agriculture Forest Service ("USFS") indicating that PacifiCorp owes the U.S. $356 million for fire suppression costs, natural resource damages and burned area emergency response costs incurred by the USFS associated with the September 2020 Slater fire in California. The notice further indicates that the alleged amounts owed may not include all environmental damages to which the USFS may be entitled and which the U.S. may seek to recover if further action is taken to resolve the debt. Additional charges for interest, penalties and administrative costs may also be sought associated with amounts considered overdue.

PacifiCorp received correspondence from the U.S. Department of Justice ("USDOJ"), representing the U.S. Department of the Interior, Bureau of Land Management, Bureau of Indian Affairs, Department of Agriculture and Forest Service, regarding the potential recovery of certain costs and damages alleged to have occurred to federal lands from the September 2020 Archie Creek and Susan Creek fires. The USDOJ estimates the costs and damages relating to reforestation, damaged timber and improvements, coordination with hydropower license, suppression costs and other assessment, cleanup and rehabilitation costs and damages at approximately $640 million. The amounts alleged for natural resource damage from these fires do not include environmental damages that the United States could potentially seek to recover if this matter was fully litigated, nor do they include multipliers which the agencies are allegedly entitled to collect under pertinent federal regulations, under which, for example, minimum damages for trespass to timber managed by the U.S. Department of Interior are twice the fair market value of the resource at the time of the trespass, or three times if the violation was willful.

PacifiCorp also received correspondence from the Oregon Department of Justice ("ODOJ"), representing the State of Oregon, regarding the potential recovery of losses and damages to state lands from the Archie Creek and Susan Creek fires. The ODOJ estimates losses and damages relating to the sheltering of, and assistance to, affected Oregonians, fire control and extinguishment costs, 39 acres of Oregon forestland, losses and damages at the Rock Creek Fish Hatchery, road and highway damages, and other costs, at approximately $96 million.

PacifiCorp is actively cooperating with both the USDOJ and ODOJ on resolving these alleged claims, including through the pursuit of alternative dispute resolution means.

BERKSHIRE HATHAWAY ENERGY

HomeServices, a subsidiary of Berkshire Hathaway Energy, is currently defending against four antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain subsidiaries conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service ("MLS") rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS ("Cooperative Compensation Rule"). Three of the four cases are brought on behalf of sellers and one is brought on behalf of buyers. None of the complaints specify damages sought. The cases are captioned as follows.

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al., Case No. 19CV332, complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Joint and several liability applies for the co-defendants. Prior to the trial, Anywhere Real Estate (formerly Realogy Holdings Corp.) and RE/MAX, LLC reached settlement agreements with the plaintiffs, which have not yet been approved by the court. Final judgment has not yet been entered by the U.S. District Court for the Western District of Missouri. HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

On March 6, 2019, the Christopher Moehrl v. National Association of Realtors, et al. & Sawbill Strategic, Inc. v. HomeServices of America, Inc. et al., Case Nos. 19CV01610 and 19CV2544, (together "Moehrl") complaint was filed in the U.S. District Court for the Northern District of Illinois. This certified class action lawsuit was brought on behalf of named plaintiff Christopher Moehrl against the NAR, Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., HSF Affiliates, LLC, BHH Affiliates, LLC, Long & Foster Companies, Inc. (also a HomeServices subsidiary), RE/MAX, LLC and Keller Williams Realty, Inc.

In December 2020, the Nosalek (formerly Bauman) v. HomeServices of America, Inc. et al., Case No. 20CV1244, complaint was filed in the U.S. District Court for the District of Massachusetts. This putative class action lawsuit was originally filed on behalf of named plaintiffs Gary Bauman, Mary Jane Bauman, and Jennifer Nosalek against the MLS Property Information Network, Inc. (MassPIN), Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, Keller Williams Realty, Inc. and additional named defendants. In October 2021, the Baumans voluntarily dismissed themselves from the case, removing them as class representatives.

In January 2021, the Batton (formerly Leeder) v. HomeServices of America, Inc. et al., Case No. 21CV00430, complaint was filed in the U.S. District Court for the Northern District of Illinois. This putative class action lawsuit was originally brought on behalf of former named plaintiff Judah Leeder against the NAR, HomeServices of America, Inc. HSF Affiliates, LLC, BHH Affiliates, LLC, Long & Foster Companies, Inc., Anywhere Real Estate (formerly Realogy Holdings Corp.), RE/MAX, LLC and Keller Williams Realty, Inc. Mya Batton replaced Leeder as class representative in July 2022.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Twenty-Fifth Supplemental Indenture, dated as of October 11, 2023, by and between AltaLink, L.P., AltaLink Management Ltd. and BNY Trust Company of Canada, as trustee, relating to the C$500,000,000 in principal amount of the 5.463% Series 2023-1 Senior Secured Notes due 2055.

10.1
Fourth Amending Agreement to the Amended and Restated Credit Agreement, dated as of September 5, 2023, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

10.2
Fifth Amending Agreement to the Amended and Restated Credit Agreement, dated as of September 28, 2023, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders.

10.3
First Amendment to the $3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2023, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Bank, Ltd. as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

10.4
First Amending Agreement to the Credit Agreement, dated April 27, 2021, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.5
Second Amending Agreement to the Credit Agreement, dated April 27, 2022, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.2 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.6
Third Amending Agreement to the Credit Agreement, dated April 27, 2023, among AltaLink Investments, L.P., as borrower, AltaLink Investment Management Ltd., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

3.1	Bylaws of PacifiCorp, as amended January 10, 2014.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.2
Thirty-Fourth Supplemental Indenture, dated as of May 1, 2023, to the Mortgage and Deed of Trust dated as of January 9, 1989 between PacifiCorp and the Bank of New York Mellon Trust Company, N.A., as successor Trustee (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated May 17, 2023).

10.7
First Amendment to the $2,000,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2023, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JP Morgan Chase Bank, N.A. as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

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

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN ENERGY AND MIDAMERICAN FUNDING

4.3
Eleventh Supplemental Indenture, dated as of September 7, 2023, by and between MidAmerican Energy Company and The Bank of New York Mellon Trust Company, N.A., to the Indenture dated as of September 9, 2013 (incorporated by reference to Exhibit 4.3 to the MidAmerican Energy Company Current Report on Form 8-K dated September 7, 2023).

4.4	Specimen of the 5.350% First Mortgage Bonds due 2034 (incorporated by reference to Exhibit 4.4 to the MidAmerican Energy Company Current Report on Form 8-K dated September 7, 2023).

4.5	Specimen of the 5.850% First Mortgage Bonds due 2054 (incorporated by reference to Exhibit 4.5 to the MidAmerican Energy Company Current Report on Form 8-K dated September 7, 2023).

10.8
First Amendment to the $1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2023, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

4.6
Officer's Certificate establishing the terms of Nevada Power Company's 6.000% General and Refunding Mortgage Notes, Series 2023A, due 2054 (incorporated by reference to Exhibit 4.1 to the Nevada Power Company Current Report on Form 8-K dated September 14, 2023).

10.9
First Amendment to the $600,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2023, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.7 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

SIERRA PACIFIC

3.2	Restated Articles of Incorporation of Sierra Pacific Power Company, dated January 23, 2019.

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.7
Officer's Certificate establishing the terms of Sierra Pacific Power Company's 5.900% General and Refunding Mortgage Bonds, Series 2023A, due 2054 (incorporated by reference to Exhibit 4.1 to the Sierra Pacific Power Company Current Report on Form 8-K dated September 18, 2023).

10.10
First Amendment to the $400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2023, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.8 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).

Exhibit No.	Description

EASTERN ENERGY GAS

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

BERKSHIRE HATHAWAY ENERGY AND EASTERN ENERGY GAS

2.1
Purchase and Sale Agreement, dated as of July 9, 2023, by and between Dominion Energy, Inc., DECP Holdings Inc., Eastern MLP Holding Company II, LLC and Berkshire Hathaway Energy Company (incorporated by reference to Exhibit 2.1 to the Berkshire Hathaway Energy Company and Eastern Energy Gas Holdings, LLC Current Report on Form 8-K dated September 1, 2023).

EASTERN GAS TRANSMISSION AND STORAGE

10.12
Amended and Restated $400,000,000 Inter-Company Credit Agreement, dated as of March 1, 2023, by and between Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. (incorporated by reference to Exhibit 10.5 to the Eastern Gas Transmission and Storage, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).

10.13
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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: November 3, 2023	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: November 3, 2023	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: November 3, 2023	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: November 3, 2023	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: November 3, 2023	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: November 3, 2023	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: November 3, 2023	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)