Form 10-Q
period 2024-03-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2024-05-06
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of May 2, 2024, 75,627,913 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of May 2, 2024, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of May 2, 2024.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of May 2, 2024, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of May 2, 2024, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of May 2, 2024, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of May 2, 2024.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are owned by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of May 2, 2024, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Cove Point	Cove Point LNG, LP
Iroquois	Iroquois Gas Transmission System, L.P.

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred in September 2020
2022 McKinney Fire	A wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022
Wildfires	2020 Wildfires and 2022 McKinney Fire
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
CCR	Coal Combustion Residuals
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GTA	General Tariff Application
GWh	Gigawatt Hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUB	Iowa Utilities Board
kV	Kilovolt
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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
•the outcomes of legal or other actions and the effects of amounts to be paid to complainants as a result of settlements or final legal determinations associated with the Wildfires, which could have a material adverse effect on PacifiCorp's financial condition and could limit PacifiCorp's ability to access capital on terms commensurate with historical transactions or at all and could impact PacifiCorp's liquidity, cash flows and capital expenditure plans;
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
•changes in the residential real estate brokerage, mortgage and franchising industries, regulations that could affect brokerage, mortgage and franchising transactions and the outcomes of legal or other actions and the effects of amounts to be paid to complainants as a result of settlements or final legal determinations;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	30
PacifiCorp and its subsidiaries	68
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	100
Nevada Power Company and its subsidiaries	122
Sierra Pacific Power Company and its subsidiaries	143
Eastern Energy Gas Holdings, LLC and its subsidiaries	165
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	183

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2024

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,744	$1,565
Investments and restricted cash and cash equivalents	1,265	1,253
Trade receivables, net	2,465	2,667
Inventories	1,605	1,509
Mortgage loans held for sale	492	451
Regulatory assets	1,366	1,398
Other current assets	1,295	1,355
Total current assets	12,232	10,198

Property, plant and equipment, net	99,871	99,248
Goodwill	11,508	11,547
Regulatory assets	4,204	4,167
Investments and restricted cash and cash equivalents and investments	9,305	9,510
Other assets	3,115	3,170

Total assets	$140,235	$137,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,602	$3,175
Accrued interest	752	625
Accrued property, income and other taxes	756	828
Accrued employee expenses	381	354
Short-term debt	1,528	4,148
Current portion of long-term debt	3,133	2,740
Other current liabilities	1,942	1,551
Total current liabilities	11,094	13,421

BHE senior debt	12,703	13,101
BHE junior subordinated debentures	100	100
Subsidiary debt	41,092	36,231
Regulatory liabilities	6,709	6,644
Deferred income taxes	12,343	12,437
Other long-term liabilities	5,935	6,166
Total liabilities	89,976	88,100

Commitments and contingencies (Note 9)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	5,573	5,573
Retained earnings	45,417	44,765
Accumulated other comprehensive loss, net	(2,031)	(1,904)
Total BHE shareholders' equity	48,959	48,434
Noncontrolling interests	1,300	1,306
Total equity	50,259	49,740

Total liabilities and equity	$140,235	$137,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Energy	$5,245	$5,471
Real estate	866	875
Total operating revenue	6,111	6,346

Operating expenses:
Energy:
Cost of sales	1,670	1,955
Operations and maintenance	1,235	1,183
Wildfire losses, net of recoveries (Note 9)	—	359
Depreciation and amortization	1,013	1,050
Property and other taxes	212	212
Real estate	1,086	920
Total operating expenses	5,216	5,679

Operating income	895	667

Other income (expense):
Interest expense	(691)	(586)
Capitalized interest	46	24
Allowance for equity funds	83	49
Interest and dividend income	116	86
(Losses) gains on marketable securities, net	(123)	699
Other, net	31	40
Total other income (expense)	(538)	312

Income before income tax expense (benefit) and equity income (loss)	357	979
Income tax expense (benefit)	(371)	(162)
Equity income (loss)	(39)	(38)
Net income	689	1,103
Net income attributable to noncontrolling interests	36	114
Net income attributable to BHE shareholders	653	989
Preferred dividends	—	8
Earnings on common shares	$653	$981

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Net income	$689	$1,103

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $4 and $(3)	11	(4)
Foreign currency translation adjustment	(145)	99
Unrealized gains (losses) on cash flow hedges, net of tax of $2 and $(20)	7	(55)
Total other comprehensive (loss) income, net of tax	(127)	40

Comprehensive income	562	1,143
Comprehensive income attributable to noncontrolling interests	36	114
Comprehensive income attributable to BHE shareholders	$526	$1,029

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity
Balance, December 31, 2022	$850	$—	$6,298	$41,833	$(2,149)	$3,807	$50,639
Net income	—	—	—	989	—	114	1,103
Other comprehensive income	—	—	—	—	40	—	40
Preferred stock dividend	—	—	—	(8)	—	—	(8)
Distributions	—	—	—	—	—	(125)	(125)
Contributions	—	—	—	—	—	2	2
Balance, March 31, 2023	$850	$—	$6,298	$42,814	$(2,109)	$3,798	$51,651

Balance, December 31, 2023	$—	$—	$5,573	$44,765	$(1,904)	$1,306	$49,740
Net income	—	—	—	653	—	36	689
Other comprehensive loss	—	—	—	—	(127)	—	(127)
Distributions	—	—	—	—	—	(40)	(40)
Other equity transactions	—	—	—	(1)	—	(2)	(3)
Balance, March 31, 2024	$—	$—	$5,573	$45,417	$(2,031)	$1,300	$50,259

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$689	$1,103
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	123	(699)
Depreciation and amortization	1,025	1,063
Allowance for equity funds	(83)	(49)
Equity (income) loss, net of distributions	87	68
Net power cost deferrals	63	(504)
Amortization of net power cost deferrals	81	130
Other changes in regulatory assets and liabilities	(42)	(26)
Deferred income taxes and investment tax credits, net	(81)	(11)
Other, net	(8)	15
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	67	161
Derivative collateral, net	(24)	(225)
Pension and other postretirement benefit plans	(2)	(7)
Accrued property, income and other taxes, net	(353)	(177)
Accounts payable and other liabilities	113	(106)
Wildfires insurance receivable	350	(41)
Wildfires liability	(19)	400
Net cash flows from operating activities	1,986	1,095

Cash flows from investing activities:
Capital expenditures	(2,153)	(1,848)
Purchases of marketable securities	(100)	(106)
Proceeds from sales of marketable securities	108	1,091
Purchases of U.S. Treasury Bills	—	(1,519)
Proceeds from maturities of U.S. Treasury Bills	—	623
Equity method investments	(17)	(19)
Other, net	13	—
Net cash flows from investing activities	(2,149)	(1,778)

Cash flows from financing activities:
Repayments of BHE senior debt	—	(400)
Proceeds from subsidiary debt	5,084	—
Repayments of subsidiary debt	(103)	(136)
Net (repayments of) proceeds from short-term debt	(2,618)	699
Distributions to noncontrolling interests	(40)	(126)
Other, net	(10)	(17)
Net cash flows from financing activities	2,313	20

Effect of exchange rate changes	(2)	1

Net change in cash and cash equivalents and restricted cash and cash equivalents	2,148	(662)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,811	1,817
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$3,959	$1,155

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

The Company's operations are organized as eight business segments: PacifiCorp and its subsidiaries ("PacifiCorp"), MidAmerican Funding, LLC and its subsidiaries ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. and its subsidiaries ("NV Energy") (which primarily consists of Nevada Power Company and its subsidiaries ("Nevada Power") and Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific")), Northern Powergrid Holdings Company and its subsidiaries ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group, LLC and its subsidiaries (which primarily consists of BHE GT&S, LLC and its subsidiaries ("BHE GT&S"), Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation and its subsidiaries ("BHE Canada") (which primarily consists of AltaLink, L.P. ("AltaLink")) and BHE U.S. Transmission, LLC and its subsidiaries), BHE Renewables, LLC and its subsidiaries ("BHE Renewables") and HomeServices of America, Inc. and its subsidiaries ("HomeServices"). The Company, through these locally managed and operated businesses, owns four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies in the U.S., one of which owns a liquefied natural gas ("LNG") export, import and storage facility, an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, one of the largest residential real estate brokerage firms and residential real estate brokerage franchise networks in the U.S.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. The Company is currently evaluating the impact of adopting the final rules on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2024	2023
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$96,675	$96,195
Interstate natural gas pipeline assets	3-80 years	19,357	19,226
		116,032	115,421
Accumulated depreciation and amortization		(36,985)	(36,365)
Regulated assets, net		79,047	79,056

Nonregulated assets:
Independent power plants	2-50 years	8,518	8,484
Cove Point LNG facility	40 years	3,435	3,423
Other assets	2-30 years	2,877	2,874
		14,830	14,781
Accumulated depreciation and amortization		(3,916)	(3,856)
Nonregulated assets, net		10,914	10,925

		89,961	89,981
Construction work-in-progress		9,910	9,267
Property, plant and equipment, net		$99,871	$99,248

Construction work-in-progress includes $9.3 billion as of March 31, 2024 and $8.6 billion as of December 31, 2023, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2024	2023
Investments:
BYD Company Limited common stock	$2,081	$2,218
U.S. Treasury Bills	1,010	996
Rabbi trusts	512	487
Other	342	338
Total investments	3,945	4,039

Equity method investments:
BHE Renewables tax equity investments	3,937	4,058
Electric Transmission Texas, LLC	694	673
Iroquois Gas Transmission System, L.P.	605	599
Other	361	381
Total equity method investments	5,597	5,711

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	813	767
Other restricted cash and cash equivalents	215	246
Total restricted cash and cash equivalents and investments	1,028	1,013

Total investments and restricted cash and cash equivalents and investments	$10,570	$10,763

Reflected as:
Other current assets	$1,265	$1,253
Noncurrent assets	9,305	9,510
Total investments and restricted cash and cash equivalents and investments	$10,570	$10,763

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Unrealized (losses) gains recognized on marketable securities held at the reporting date	$(124)	$529
Net gains recognized on marketable securities sold during the period	1	170
(Losses) gains on marketable securities, net	$(123)	$699

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$3,744	$1,565
Investments and restricted cash and cash equivalents	201	224
Investments and restricted cash and cash equivalents and investments	14	22
Total cash and cash equivalents and restricted cash and cash equivalents	$3,959	$1,811

(5)    Recent Financing Transactions

Long-Term Debt

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

Credit Facilities

In March 2024, AltaLink Investments, L.P. amended and restated its existing C$300 million unsecured revolving credit facility expiring December 2026. The restatement incorporated prior amendments as well as updated terms and definitions.

In March 2024, HomeServices amended its existing $700 million unsecured credit facility expiring September 2026. The amendment reduced the commitment of the lenders to $200 million and changed the credit facility from unsecured to secured.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
Income tax credits	(108)	(35)
State income tax, net of federal income tax impacts	—	(4)
Income tax effect of foreign income	(6)	7
Effects of ratemaking	(7)	(3)
Equity earnings	(2)	(1)
Noncontrolling interest	(2)	(2)
Effective income tax rate	(104)%	(17)%

Income tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2024 and 2023 totaled $383 million and $343 million, respectively.

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

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company had no net cash payments for federal income taxes to Berkshire Hathaway for the three-month periods ended March 31, 2024 and 2023.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Pension:
Service cost	$3	$4
Interest cost	26	28
Expected return on plan assets	(31)	(31)
Settlement	—	(5)
Net amortization	2	4
Net periodic benefit cost	$—	$—

Other postretirement:
Service cost	$1	$1
Interest cost	7	7
Expected return on plan assets	(8)	(8)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $5 million, respectively, during 2024. As of March 31, 2024, $3 million and $1 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023

Service cost	$1	$2
Interest cost	14	14
Expected return on plan assets	(20)	(19)
Net amortization	7	6
Net periodic benefit cost	$2	$3

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £9 million during 2024. As of March 31, 2024, £2 million, or $3 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2024:
Assets:
Commodity derivatives	$1	$89	$6	$(18)	$78
Interest rate derivatives	37	48	11	—	96
Mortgage loans held for sale	—	492	—	—	492
Money market mutual funds	3,435	—	—	—	3,435
Debt securities:
U.S. government obligations	1,265	—	—	—	1,265
Corporate obligations	—	84	—	—	84
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	458	—	—	—	458
International companies	2,091	—	—	—	2,091
Investment funds	306	—	—	—	306
	$7,593	$716	$17	$(18)	$8,308
Liabilities:
Commodity derivatives	$(4)	$(154)	$(141)	$53	$(246)
Foreign currency exchange rate derivatives	—	(15)	—	—	(15)
Interest rate derivatives	—	(3)	—	1	(2)
	$(4)	$(172)	$(141)	$54	$(263)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2023:
Assets:
Commodity derivatives	$1	$121	$4	$(31)	$95
Interest rate derivatives	38	40	7	—	85
Mortgage loans held for sale	—	451	—	—	451
Money market mutual funds	1,310	—	—	—	1,310
Debt securities:
U.S. government obligations	1,253	—	—	—	1,253
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	427	—	—	—	427
International companies	2,226	—	—	—	2,226
Investment funds	268	—	—	—	268
	$5,523	$685	$11	$(31)	$6,188
Liabilities:
Commodity derivatives	$(7)	$(134)	$(95)	$54	$(182)
Foreign currency exchange rate derivatives	—	(8)	—	—	(8)
Interest rate derivatives	—	(7)	—	4	(3)
	$(7)	$(149)	$(95)	$58	$(193)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $36 million and $27 million as of March 31, 2024 and December 31, 2023, respectively.
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

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2024:
Beginning balance	$(91)	$7
Changes included in earnings(1)	(3)	4
Changes in fair value recognized in net regulatory assets	(56)	—
Settlements	15	—
Ending balance	$(135)	$11

2023:
Beginning balance	$(59)	$6
Changes included in earnings(1)	9	9
Changes in fair value recognized in OCI	(3)	—
Changes in fair value recognized in net regulatory assets	(98)	—
Settlements	1	—
Ending balance	$(150)	$15

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

	As of March 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$57,028	$52,594	$52,172	$48,624

(9)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Fuel Contracts

During the three-month period ended March 31, 2024, PacifiCorp entered into certain coal supply and transportation agreements totaling $1.9 billion through 2030.

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

Lower Klamath Hydroelectric Project

In November 2022, the Federal Energy Regulatory Commission ("FERC") issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. Although PacifiCorp no longer owned the Lower Klamath Project, PacifiCorp continued to operate the facilities under an operation and maintenance agreement with the KRRC until each facility was ready for removal. PacifiCorp's obligations under the operations and maintenance agreement terminated in January 2024. Removal of the Copco No. 2 facility was completed in November 2023, and removal of the remaining three dams (J.C. Boyle, Copco No. 1 and Iron Gate) began in January 2024 and is anticipated to be completed in late 2024. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million contingency fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete.

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

2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires ("2020 Wildfires") indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

Investigations into the cause and origin of each wildfire are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, a significant number of complaints and demands alleging similar claims related to the 2020 Wildfires have been filed in Oregon and California, including a class action complaint in Oregon for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, the U.S. and Oregon Departments of Justice have informed PacifiCorp that they are contemplating filing actions against PacifiCorp in connection with certain of the Oregon 2020 Wildfires. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims through alternative dispute resolution.

As of March 31, 2024, amounts sought in the complaints and demands filed in Oregon and in certain demands made in California totaled approximately $7 billion, excluding any doubling or trebling of damages included in the complaints and those settled. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of the damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed. Based on available information to date, PacifiCorp believes it is probable that losses will be incurred associated with the 2020 Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition. In April 2024, a complaint in the James case described below was filed by 1,000 individual class members seeking $5 billion in economic and $25 billion in noneconomic damages before doubling of economic damages and punitive damages included in the complaint.

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

On April 29, 2024, a complaint against PacifiCorp naming 1,000 individual class members was filed in Multnomah County Circuit Court, Oregon, referencing James as the lead case. The April 2024 James complaint makes damages only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the April 2024 James complaint to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

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

In September 2023, the Multnomah County Circuit Court ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the June 2023 James verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp's request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the jury verdict, the Multnomah County Circuit Court doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court granted in large part the offset request. In April 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict. PacifiCorp has requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the March 2024 jury verdict once judgment is entered.

In March 2024, settlement was reached with five commercial timber plaintiffs in the James consolidated cases, and the jury trial scheduled for April 2024 was cancelled.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, on July 29, 2022, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory ("2022 McKinney Fire"), burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service, the California Public Utilities Commission, PacifiCorp and various experts engaged by PacifiCorp.

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

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the 2020 Wildfires and the 2022 McKinney Fire ("Wildfires") of $2,407 million through March 31, 2024. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through March 31, 2024, PacifiCorp paid $702 million in settlements associated with the 2020 Wildfires and paid an additional $52 million subsequent to March 31, 2024. PacifiCorp has also reached settlement agreements associated with the 2020 Wildfires totaling $23 million that have yet to be paid. As a result of the settlements, various trials have been cancelled.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Beginning balance	$1,723	$424
Accrued losses	—	400
Payments	(18)	—
Ending balance	$1,705	$824

As of March 31, 2024 and December 31, 2023, $269 million and $4 million of PacifiCorp's liability for estimated losses associated with the Wildfires is classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of March 31, 2024 reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of March 31, 2024 and December 31, 2023 is classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Beginning balance	$499	$246
Accruals	—	41
Payments received	(350)	—
Ending balance	$149	$287

As of March 31, 2024, $15 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $134 million was included in Other assets on the Consolidated Balance Sheets. As of December 31, 2023, $350 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $149 million was included in Other assets on the Consolidated Balance Sheets. Insurance proceeds received to date relate to the 2020 Wildfires.

During the three-month period ended March 31, 2024 and 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $— million and $359 million, respectively. No additional insurance recoveries beyond those accrued and received to date are expected to be available.

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

HomeServices Antitrust Cases

HomeServices is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries (in one instance, HomeServices and BHE) conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service ("MLS") rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS ("Cooperative Compensation Rule"). None of the complaints specify damages sought. However, two cases allege Texas state law deceptive trade practices claims, for which plaintiffs have provided written notice of the damages sought totaling approximately $9 billion by separate notice as required by Texas law.

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate (formerly Realogy Holdings Corp.) and RE/MAX, LLC reached settlement agreements with the plaintiffs. Subsequent to the trial, settlements were reached by Keller Williams and NAR on February 1, 2024 and March 15, 2024, respectively. All settlements are subject to court approval, which is scheduled for May 9, 2024, except for the NAR settlement for which the date is November 26, 2024. Final judgment has not yet been entered by the U.S. District Court for the Western District of Missouri.

In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices, HSF Affiliates, LLC and BHH Affiliates, LLC in the Burnett case as part of a proposed nationwide class settlement. The final settlement agreement, which includes scheduled payments over the next four years aggregating $250 million, has yet to be filed with the court and is ultimately subject to court approval. HomeServices recognized an after-tax charge of approximately $140 million during the three-month period ended March 31, 2024. If the settlement is not approved by the court, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended March 31, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,447	$485	$782	$—	$—	$—	$—	$—	$2,714
Retail gas	—	254	85	—	—	—	—	—	339
Wholesale	29	72	18	—	—	—	—	(1)	118
Transmission and distribution	41	15	20	266	—	167	—	—	509
Interstate pipeline	—	—	—	—	869	—	—	(45)	824
Other	26	—	—	—	1	—	—	—	27
Total Regulated	1,543	826	905	266	870	167	—	(46)	4,531
Nonregulated	—	2	1	23	257	31	296	—	610
Total Customer Revenue	1,543	828	906	289	1,127	198	296	(46)	5,141
Other revenue	5	15	2	31	1	—	51	(1)	104
Total	$1,548	$843	$908	$320	$1,128	$198	$347	$(47)	$5,245

	For the Three-Month Period Ended March 31, 2023
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,349	$491	$848	$—	$—	$—	$—	$—	$2,688
Retail gas	—	296	96	—	—	—	—	—	392
Wholesale	61	100	31	—	—	—	—	(1)	191
Transmission and distribution	38	14	18	281	—	165	—	—	516
Interstate pipeline	—	—	—	—	878	—	—	(56)	822
Other	32	—	—	—	2	—	—	—	34
Total Regulated	1,480	901	993	281	880	165	—	(57)	4,643
Nonregulated	—	3	1	45	266	40	305	—	660
Total Customer Revenue	1,480	904	994	326	1,146	205	305	(57)	5,303
Other revenue	4	16	5	28	27	—	88	—	168
Total	$1,484	$920	$999	$354	$1,173	$205	$393	$(57)	$5,471

(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2024	2023
Customer Revenue:
Brokerage	$794	$799
Franchise	12	12
Total Customer Revenue	806	811
Mortgage and other revenue	60	64
Total	$866	$875

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2024, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total
BHE Pipeline Group	$2,961	$19,752	$22,713

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive (loss) income, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2022	$(390)	$(1,896)	$135	$2	$(2,149)
Other comprehensive (loss) income	(4)	99	(55)	—	40
Balance, March 31, 2023	$(394)	$(1,797)	$80	$2	$(2,109)

Balance, December 31, 2023	$(426)	$(1,550)	$71	$1	$(1,904)
Other comprehensive income (loss)	11	(145)	7	—	(127)
Balance, March 31, 2024	$(415)	$(1,695)	$78	$1	$(2,031)

(12)    Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, and BHE Transmission, whose business includes operations in Canada. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
PacifiCorp	$1,548	$1,484
MidAmerican Funding	843	920
NV Energy	908	999
Northern Powergrid	320	354
BHE Pipeline Group	1,128	1,173
BHE Transmission	198	205
BHE Renewables	347	393
HomeServices	866	875
BHE and Other(1)	(47)	(57)
Total operating revenue	$6,111	$6,346

Depreciation and amortization:
PacifiCorp	$292	$279
MidAmerican Funding	227	234
NV Energy	139	152
Northern Powergrid	88	85
BHE Pipeline Group	139	172
BHE Transmission	58	61
BHE Renewables	67	66
HomeServices	12	13
BHE and Other(1)	3	1
Total depreciation and amortization	$1,025	$1,063

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating income:
PacifiCorp	$155	$(167)
MidAmerican Funding	76	88
NV Energy	61	57
Northern Powergrid	130	146
BHE Pipeline Group	664	584
BHE Transmission	85	88
BHE Renewables	(19)	(69)
HomeServices	(220)	(45)
BHE and Other(1)	(37)	(15)
Total operating income	895	667
Interest expense	(691)	(586)
Capitalized interest	46	24
Allowance for equity funds	83	49
Interest and dividend income	116	86
(Losses) gains on marketable securities, net	(123)	699
Other, net	31	40
Total income before income tax expense (benefit) and equity income (loss)	$357	$979

Interest expense:
PacifiCorp	$192	$124
MidAmerican Funding	108	84
NV Energy	73	63
Northern Powergrid	34	30
BHE Pipeline Group	40	39
BHE Transmission	37	37
BHE Renewables	35	45
HomeServices	4	4
BHE and Other(1)	168	160
Total interest expense	$691	$586

Earnings on common shares:
PacifiCorp	$114	$(120)
MidAmerican Funding	235	249
NV Energy	27	34
Northern Powergrid	86	11
BHE Pipeline Group	499	369
BHE Transmission	66	64
BHE Renewables	101	79
HomeServices	(159)	(34)
BHE and Other(1)	(316)	329
Total earnings on common shares	$653	$981

	As of
	March 31,	December 31,
	2024	2023
Assets:
PacifiCorp	$36,020	$33,757
MidAmerican Funding	27,624	27,331
NV Energy	17,878	17,788
Northern Powergrid	9,610	9,596
BHE Pipeline Group	21,624	21,723
BHE Transmission	9,419	9,624
BHE Renewables	10,966	11,045
HomeServices	3,383	3,407
BHE and Other(1)	3,711	3,569
Total assets	$140,235	$137,840

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue by country:
U.S.	$5,614	$5,815
United Kingdom	313	333
Canada	177	177
Australia	5	21
Other	2	—
Total operating revenue by country	$6,111	$6,346

Income before income tax expense (benefit) and equity income (loss) by country:
U.S.	$211	$819
United Kingdom	102	113
Canada	49	43
Australia	(4)	5
Other	(1)	(1)
Total income before income tax expense (benefit) and equity income (loss) by country	$357	$979

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2024 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2023	$1,129	$2,102	$2,369	$950	$1,814	$1,492	$95	$1,596	$11,547
Foreign currency translation	—	—	—	(6)	—	(33)	—	—	(39)
March 31, 2024	$1,129	$2,102	$2,369	$944	$1,814	$1,459	$95	$1,596	$11,508

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

BHE is a holding company that owns a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway that, as of May 2, 2024, owned 92% of BHE's voting common stock. The balance of BHE's voting common stock is privately held by a limited group of investors.

Berkshire Hathaway Energy's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, owns four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies in the U.S., interest in an LNG export, import and storage facility in the U.S., an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects and one of the largest residential real estate brokerage firms and residential real estate brokerage franchise networks in the U.S. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2024 and 2023

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2024	2023	Change
Operating revenue:
PacifiCorp	$1,548	$1,484	$64	4%
MidAmerican Funding	843	920	(77)	(8)
NV Energy	908	999	(91)	(9)
Northern Powergrid	320	354	(34)	(10)
BHE Pipeline Group	1,128	1,173	(45)	(4)
BHE Transmission	198	205	(7)	(3)
BHE Renewables	347	393	(46)	(12)
HomeServices	866	875	(9)	(1)
BHE and Other	(47)	(57)	10	18
Total operating revenue	$6,111	$6,346	$(235)	(4)%

Earnings on common shares:
PacifiCorp	$114	$(120)	$234	*
MidAmerican Funding	235	249	(14)	(6)
NV Energy	27	34	(7)	(21)
Northern Powergrid	86	11	75	*
BHE Pipeline Group	499	369	130	35
BHE Transmission	66	64	2	3
BHE Renewables(1)	101	79	22	28
HomeServices	(159)	(34)	(125)	*
BHE and Other	(316)	329	(645)	*
Total earnings on common shares	$653	$981	$(328)	(33)

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares decreased $328 million for the first quarter of 2024 compared to 2023. Included in these results was a pre-tax loss in the first quarter of 2024 of $137 million ($108 million after-tax) compared to a pre-tax gain in the first quarter of 2023 of $691 million ($546 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first quarter of 2024 was $761 million, an increase of $326 million, or 75%, compared to adjusted earnings on common shares for the first quarter of 2023 of $435 million.

The decrease in earnings on common shares for the first quarter of 2024 compared to 2023 was primarily due to the following:
•The Utilities' earnings increased $213 million, primarily due to $359 million of wildfire loss accruals, net of expected insurance recoveries, recorded in 2023, higher allowances for equity and borrowed funds used during construction, increased interest and dividend income and higher electric utility margin, partially offset by increased interest expense and higher operations and maintenance expense. Electric retail customer volumes decreased 0.3% for the first quarter of 2024 compared to 2023, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers;

•Northern Powergrid's earnings increased $75 million, primarily due to a deferred income tax charge of $82 million recognized in 2023 related to the enactment of a new Energy Profits Levy income tax and the impact of a group relief tax claim recorded in 2024, partially offset by unfavorable operating performance at the gas exploration business and higher distribution-related operating and depreciation expenses;
•BHE Pipeline Group's earnings increased $130 million, primarily due to the acquisition of an additional 50% limited partner interest in Cove Point on September 1, 2023, lower depreciation expense largely related to Northern Natural Gas' rate case settlement in 2023, lower operations and maintenance expense and decreased cost of gas from the unfavorable revaluation of volumes retained at EGTS in 2023;
•BHE Renewables' earnings increased $22 million, primarily due to higher earnings from the retail energy services business, largely due to favorable changes in unrealized positions on derivative contracts, and higher geothermal and natural gas earnings, partially offset by lower earnings from the wind tax equity investment portfolio;
•HomeServices' earnings decreased $125 million, primarily due to a charge of approximately $140 million associated with ongoing litigation and lower brokerage, settlement services and mortgage revenues from the continued slowdown of overall market activity due to increased interest rates and low inventory, partially offset by favorable operating expenses, primarily due to lower compensation, marketing and occupancy costs; and
•BHE and Other's earnings decreased $645 million, primarily due to the $654 million unfavorable comparative change related to the Company's investment in BYD Company Limited.

Reportable Segment Results

PacifiCorp

Operating revenue increased $64 million for the first quarter of 2024 compared to 2023, primarily due to higher retail revenues of $104 million, partially offset by lower wholesale and other revenue of $40 million. Retail revenue increased primarily due to price impacts of $116 million from higher average rates, largely from tariff changes, partially offset by $12 million from lower retail volumes. Retail customer volumes decreased 0.1%, primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers. Wholesale and other revenue decreased mainly due to lower wholesale volumes and lower average wholesale prices.

Earnings increased $234 million for the first quarter of 2024 compared to 2023, primarily due to $359 million of wildfire loss accruals, net of expected insurance recoveries, recorded in 2023, higher utility margin of $46 million, increased interest and dividend income of $39 million and higher allowances for equity and borrowed funds used during construction of $37 million. These items were partially offset by an unfavorable income tax benefit from valuation allowance changes on state net operating loss carryforwards recognized in 2023, increased interest expense of $68 million due to debt issuances in May 2023 and January 2024 and higher operations and maintenance expense of $70 million. Utility margin increased primarily due to higher retail rates, lower thermal generation costs and favorable deferred net power costs, partially offset by higher purchased power costs, lower wholesale and retail volumes and lower average wholesale prices. Operations and maintenance expense increased due to higher insurance premiums, increased wildfire mitigation and vegetation management costs, higher general and plant maintenance costs and increased legal expenses.

MidAmerican Funding

Operating revenue decreased $77 million for the first quarter of 2024 compared to 2023, primarily due to lower natural gas operating revenue of $50 million and lower electric operating revenue of $26 million. Natural gas operating revenue decreased primarily due to lower energy-related rates of $59 million (fully offset in cost of sales) from a lower average per-unit cost of natural gas sold and the unfavorable impact of weather of $5 million, partially offset by higher base rates of $13 million. Electric operating revenue decreased due to lower wholesale and other revenue of $20 million and lower retail revenue of $6 million. Electric wholesale and other revenue decreased mainly due to lower average wholesale prices of $18 million and lower wholesale volumes of $3 million. Electric retail revenue decreased primarily due to lower customer usage of $7 million and the unfavorable impact of weather of $4 million, partially offset by higher recoveries through adjustment clauses of $4 million (fully offset in expense, primarily cost of sales). Electric retail customer volumes decreased 1.8%, primarily due to lower customer usage and the unfavorable impact of weather.

Earnings decreased $14 million for the first quarter of 2024 compared to 2023, primarily due to higher interest expense of $24 million due to debt issuances in September 2023 and January 2024, lower electric utility margin of $14 million and higher operations and maintenance expense of $13 million. These items were partially offset by a favorable income tax benefit, primarily from higher PTCs recognized of $18 million, higher natural gas utility margin of $9 million and lower depreciation and amortization expense of $7 million. Electric utility margin decreased primarily due to lower wholesale and retail revenues, partially offset by lower purchased power and thermal generation costs. Operations and maintenance expense increased primarily due to higher administrative costs and increased general and plant maintenance costs. Natural gas utility margin increased primarily due to higher base rates, largely from tariff changes, partially offset by the unfavorable impact of weather. Depreciation and amortization expense decreased primarily from the impacts of certain regulatory mechanisms, partially offset by additional assets placed in-service.

NV Energy

Operating revenue decreased $91 million for the first quarter of 2024 compared to 2023, primarily due to lower electric operating revenue of $82 million and lower natural gas operating revenue of $10 million, largely due to lower rates (fully offset in costs of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue decreased primarily due to lower fully bundled energy rates (fully offset in cost of sales) of $72 million, lower transmission and wholesale revenue of $10 million, lower customer volumes of $9 million and lower regulatory-related revenue deferrals of $6 million, partially offset by higher base tariff general rates of $12 million at Nevada Power. Electric retail customer volumes increased 0.7%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather.

Earnings decreased $7 million for the first quarter of 2024 compared to 2023, primarily due to unfavorable interest and dividend income of $15 million, mainly from carrying charges on higher deferred energy balances in 2023, increased interest expense of $9 million due to debt issuances in September 2023 and lower electric utility margin of $9 million. These items were partially offset by lower depreciation and amortization expense of $13 million, primarily due to expiring regulatory amortizations, and higher allowances for equity and borrowed funds used during construction of $12 million. Electric utility margin decreased primarily due to lower wholesale and retail volumes and lower regulatory-related revenue deferrals, partially offset by higher base tariff general rates at Nevada Power.

Northern Powergrid

Operating revenue decreased $34 million for the first quarter of 2024 compared to 2023, primarily due to lower distribution revenue of $26 million and lower revenue at the gas exploration business of $22 million, partially offset by $14 million from the weaker U.S. dollar. Distribution revenue decreased primarily due to lower recoveries of Supplier of Last Resort payments of $28 million (largely offset in cost of sales). Units distributed increased 0.3% mainly due to higher customer usage. Revenue at the gas exploration business decreased due to lower gas production volumes and prices.

Earnings increased $75 million for the first quarter of 2024 compared to 2023, primarily due to a deferred income tax charge of $82 million recognized in 2023 related to the enactment of a new Energy Profits Levy income tax and the impact of a group relief tax claim recorded in 2024, partially offset by unfavorable operating performance at the gas exploration business of $15 million due to lower gas production volumes and prices and higher distribution-related operating and depreciation expenses of $9 million.

BHE Pipeline Group

Operating revenue decreased $45 million for the first quarter of 2024 compared to 2023, primarily due to lower operating revenue of $46 million at BHE GT&S. The decrease in operating revenue at BHE GT&S was primarily due to lower non-regulated revenue of $30 million (largely offset in cost of sales) from lower volumes and lower revenues at Cove Point of $13 million largely from unfavorable variable revenue.

Earnings increased $130 million for the first quarter of 2024 compared to 2023, largely due to higher earnings of $85 million at BHE GT&S and $51 million at Northern Natural Gas. The increase at BHE GT&S was primarily due to higher earnings at Cove Point of $56 million, largely due to the acquisition of an additional 50% limited partner interest in Cove Point on September 1, 2023, decreased cost of gas of $23 million from the unfavorable revaluation of volumes retained at EGTS in 2023 due to lower natural gas prices and lower operations and maintenance expense of $17 million largely from lower compensation costs and lower outside services. The increase at Northern Natural Gas was primarily due to lower depreciation expense of $36 million, largely related to the rate case settlement in 2023, higher margin on gas sales of $14 million and lower operations and maintenance expense of $8 million.

BHE Transmission

Operating revenue decreased $7 million for the first quarter of 2024 compared to 2023, primarily due to lower revenue from non-regulated wind-powered generating facilities from lower production and the impact of a severe cold weather event in January 2024.

Earnings increased $2 million for the first quarter of 2024 compared to 2023, primarily due to the favorable impact of the AUC's approved equity rate increase at AltaLink and higher equity earnings at Electric Transmission Texas, LLC, partially offset by lower revenue from non-regulated wind-powered generating facilities.

BHE Renewables

Operating revenue decreased $46 million for the first quarter of 2024 compared to 2023, primarily due to lower natural gas and electric retail energy services revenue of $36 million, lower wind revenues of $12 million, largely from unfavorable changes in the valuation of certain derivative contracts, and lower geothermal revenue of $12 million due to lower generation and pricing, partially offset by higher solar revenues of $5 million from higher generation. Retail energy services revenue decreased mainly due to lower natural gas volumes and unfavorable natural gas and electric pricing.

Earnings increased $22 million for the first quarter of 2024 compared to 2023, primarily due to higher earnings of $40 million from the retail energy services business, largely due to favorable changes in unrealized positions on derivative contracts, higher geothermal and natural gas earnings of $12 million and higher solar earnings of $4 million, partially offset by lower earnings from the wind tax equity investment portfolio of $22 million due to lower PTCs and lower earnings at owned wind projects of $8 million primarily due to unfavorable changes in the valuation of certain derivative contracts. Geothermal and natural gas earnings improved mainly due to lower operating and maintenance costs, partially offset by higher costs of sales at certain natural gas generating facilities and lower geothermal revenue.

HomeServices

Operating revenue decreased $9 million for the first quarter of 2024 compared to 2023, primarily due to lower brokerage and settlement services revenue of $6 million and lower mortgage revenue of $3 million. The decrease in brokerage and settlement services revenue resulted from a 6% decrease in closed brokerage units, while the decrease in mortgage revenue was mainly due to a 5% decline in funded volume, with each of these changes driven by the continued slowdown of overall market activity due to increased interest rates and low inventory.

Earnings decreased $125 million for the first quarter of 2024 compared to 2023, primarily due to a charge of approximately $140 million associated with ongoing litigation, partially offset by increased brokerage and settlement services earnings of $15 million and higher mortgage earnings of $8 million. These earnings increases were mainly due to favorable operating expenses, primarily due to lower compensation, marketing and occupancy costs, partially offset by lower revenues.

BHE and Other

Earnings decreased $645 million for the first quarter of 2024 compared to 2023, primarily due to the $654 million unfavorable comparative change related to the Company's investment in BYD Company Limited and higher BHE corporate interest expense of $9 million due to higher outstanding short-term debt balances. These items were partially offset by $33 million of higher federal income tax credits recognized on a consolidated basis and $8 million of lower dividends on BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway that was fully redeemed in December 2023.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2024, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$95	$2,210	$660	$158	$84	$70	$238	$229	$3,744

Credit facilities(1)	3,500	2,000	1,509	1,000	335	683	1,700	—	10,727
Less:
Short-term debt	(863)	—	(15)	—	(83)	(57)	(510)	—	(1,528)
Tax-exempt bond support and letters of credit	—	(218)	(306)	—	—	(1)	—	—	(525)
Net credit facilities	2,637	1,782	1,188	1,000	252	625	1,190	—	8,674

Total net liquidity(2)	$2,732	$3,992	$1,848	$1,158	$336	$695	$1,428	$229	$12,418
Credit facilities:
Maturity dates	2026	2026	2024, 2026	2026	2026	2026, 2027, 2028	2024, 2025, 2026

(1)Includes $83 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.
(2)Excludes $900 million of available liquidity under a delayed draw term loan at PacifiCorp.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023, were $2.0 billion and $1.1 billion, respectively. The increase was primarily due to changes in working capital, including receipt of $350 million of insurance proceeds, and favorable operating results, partially offset by higher interest payments.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023, were $(2.1) billion and $(1.8) billion, respectively. The change was primarily due to lower proceeds from sales, net of purchases, of marketable securities of $977 million and higher capital expenditures of $305 million, partially offset by lower purchases, net of proceeds from sales and maturities, of U.S. Treasury Bills totaling $896 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2024, was $2.3 billion. Sources of cash totaled $5.1 billion and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $2.8 billion and consisted mainly of net repayments of short-term debt totaling $2.6 billion and repayments of subsidiary debt totaling $103 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024
Capital expenditures by business:
PacifiCorp	$643	$774	$3,227
MidAmerican Funding	382	428	1,878
NV Energy	437	459	1,929
Northern Powergrid	124	131	688
BHE Pipeline Group	169	223	1,265
BHE Transmission	43	60	271
BHE Renewables	29	67	563
HomeServices	11	2	24
BHE and Other(1)	10	9	13
Total	$1,848	$2,153	$9,858

Capital expenditures by type:
Wind generation	$105	$127	$1,314
Electric distribution	438	519	2,252
Electric transmission	284	345	1,938
Natural gas transmission and storage	65	116	950
Solar generation	40	31	265
Electric battery and pumped hydro storage	40	5	156
Wildfire mitigation	46	68	475
Other	830	942	2,508
Total	$1,848	$2,153	$9,858
(1)BHE and Other represents amounts related principally to other entities corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $31 million and $75 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $496 million for the remainder of 2024.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $21 million and $5 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for the repowering of wind-powered generating facilities totals $207 million for the remainder of 2024. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
◦Construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties at PacifiCorp totaling $51 million and $14 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $407 million for the remainder of 2024 and is primarily for the Rock River I, Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 640 MWs that are expected to be placed in‑service in 2024 and 2025.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $3 million for the three-month period ended March 31, 2024. Repowered facilities were placed in-service in the first quarter of 2024.

•Electric distribution includes both growth and operating expenditures. Growth expenditures include spending for new customer connections and enhancements to existing customer connections. Operating expenditures include spending for ongoing distribution systems infrastructure enhancements at the Utilities and Northern Powergrid, storm damage restoration and repairs and investments in routine expenditures for distribution needed to serve existing and expected demand.
•Electric transmission includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investments primarily reflect costs associated with major transmission projects totaling $126 million and $101 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for major transmission segments that are expected to be placed in‑service in 2024 through 2031 totals $451 million for the remainder of 2024.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $28 million and $42 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $456 million for the remainder of 2024.
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
•Solar generation includes growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy. For the three-month periods ended March 31, 2024 and 2023, solar generation spending totaled $— million and $9 million, respectively. Planned spending totals $21 million for the remainder of 2024.
◦Construction of solar-powered generating facilities at the Nevada Utilities totaled $5 million and $31 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending totals $102 million for the remainder of 2024. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada with commercial operations expected by the second quarter of 2024 and a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific with commercial operations expected by early 2027.
◦Construction of a solar-powered generating facility at BHE Renewables totaling $24 million for the three-month period ended March 31, 2024. Planned spending totals $104 million for the remainder of 2024. Construction includes expenditures for a 48-MW solar photovoltaic facility with an additional 48 MWs of co-located battery storage that will be developed in Rosamond, California. Commercial operations is expected by mid 2025.
•Electric battery and pumped hydro storage includes growth expenditures, including spending for the following:
◦Construction at the Nevada Utilities of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that will be developed in Clark County, Nevada with commercial operation expected by the second quarter of 2024 and a 400-MW battery energy storage system co-located with a 400MW solar photovoltaic facility that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific with commercial operations expected by early 2026. Total spending was $4 million and $39 million for the three-month period ended March 31, 2024 and 2023, respectively. Planned spending totals $137 million for the remainder of 2024.

•Wildfire mitigation includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $56 million and $38 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for wildfire mitigation totals $318 million for the remainder of 2024, and is comprised of reducing wildfire risk in fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.
◦Expenditures at the Nevada Utilities totaling $7 million and $6 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for wildfire mitigation totals $71 million for the remainder of 2024, and is comprised of reducing wildfire risk in Tier 3 HTAs by rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of March 31, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, and new regulatory matters occurring in 2024.

PacifiCorp

Utah

In May 2023, PacifiCorp filed its energy balancing account application to recover deferred net power costs from 2022. The filing requested a rate increase of $98 million, or 4.6%, which was effective on an interim basis July 1, 2023. The UPSC held a hearing in January 2024 and issued final approval in February 2024.

In May 2024, PacifiCorp filed its energy balancing account application to recover deferred net power costs from 2023. In the filing, PacifiCorp proposed to recover the amount over two years, resulting in a requested rate increase of $52 million, or 2.4%, effective on an interim basis July 1, 2024.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024. The requested rate increase included recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In September 2023, PacifiCorp filed updated testimony that included updated net power costs and increased insurance premium costs associated with third-party liability coverage. In November 2023, the WPSC approved a rate increase of $54 million, or 8.3%, effective January 1, 2024. The approved rate increase reflected a reduction in the requested return on equity compared to what was sought by PacifiCorp, the exclusion of the increased insurance premium costs and a reduction in net power costs determined by the WPSC. The approved rate increase also excluded from the net power costs the costs associated with the Washington Cap and Invest program. In January 2024, PacifiCorp filed an application for rehearing requesting the WPSC consider three items, including the WPSC's net power costs adjustment, costs associated with the Washington Cap and Invest program and the opportunity to revise PacifiCorp's initial revenue requirement request for updates, corrections and revisions reflected in rebuttal testimony. In April 2024, the WPSC denied a rehearing in an open meeting.

In April 2024, PacifiCorp filed its energy cost adjustment and renewable energy credit and sulfur dioxide credit mechanisms to recover deferred net power costs from 2023. The combined filing requested a rate increase of $86 million, or 12.3%, to be effective on an interim basis on July 1, 2024.

Washington

In March 2023, PacifiCorp filed a general rate case requesting a two-year rate plan with a rate increase that included recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In October 2023, PacifiCorp filed updated testimony that included updated net power costs, increased insurance premium costs and removal of some capital projects. In December 2023, a multi-party settlement stipulation was filed updating the requested rate increase to $14 million, or 3.4%, to become effective March 19, 2024, and $21 million, or 5.0%, to become effective March 1, 2025. A hearing on the settlement stipulation was held in January 2024, and the WUTC accepted the stipulation on March 19, 2024. PacifiCorp submitted the required compliance filings with updated net power cost forecast, resulting in a rate increase of $11 million, or 2.7%, effective April 3, 2024.

Idaho

In April 2024, PacifiCorp filed its energy cost adjustment mechanism to recover deferred net power costs from 2023. The filing requested a rate increase of $33 million, or 10.5%, to be effective June 1, 2024.

California

In September 2023, PacifiCorp filed its 2024 combined energy cost adjustment clause ("ECAC") and greenhouse gas ("GHG") related costs application requesting an overall rate increase of $30 million, or 25.0%, effective March 1, 2024. Approximately $36 million of the increase is attributed to the ECAC rate, which is offset by $6 million decrease to the GHG rate. In January 2024, PacifiCorp filed a joint motion for approval of the GHG portion of the filing. In March 2024, the CPUC approved the joint motion and the GHG related changes went into effect March 12, 2024 and April 1, 2024.

Deferral Accounting Treatment for Increased Costs Associated with Wildfires

In June 2023, PacifiCorp filed an application with the CPUC for authority to establish a Wildfire Expense Memorandum Account to track the costs associated with third-party liability from litigation due to the 2020 Wildfires, increased insurance premium costs associated with third-party liability coverage and costs associated with potential liability for future catastrophic wildfires. The CPUC issued a proposed decision in February 2024; however, in March 2024, PacifiCorp filed a motion to stay the proceeding in order re-evaluate the allocation of wildfire liability costs to California customers, and in April 2024, the CPUC granted the stay until December 2024.

In August 2023, PacifiCorp filed deferral applications with the UPSC, the OPUC, the WUTC and the IPUC for costs associated with increased insurance premium costs associated with third-party liability coverage. In December 2023, PacifiCorp filed a deferral application with the WPSC for the increased insurance premium costs. The IPUC and the OPUC approved the request for authorization to defer the increased insurance premium costs in December 2023 and January 2024, respectively. In March 2024, the UPSC denied the application for deferral accounting. In April 2024, PacifiCorp filed a request for review and reconsideration of the legal conclusions in the UPSC order.

MidAmerican Energy

Iowa

In June 2023, MidAmerican Energy filed a request with the IUB for an increase in its Iowa retail natural gas rates, which would increase revenue by $39 million annually or increase retail customer's bills by an average of 6.1%. Interim rates of $31 million annually, or an average increase to customer's bills of 4.8%, were effective in June 2023. In January 2024, MidAmerican Energy filed a non-unanimous settlement with the OCA, which would allow for an increase in revenue of $30 million annually, or an average increase to customer's bills of 4.6%. On January 23, 2024, the IUB held a hearing regarding the non-unanimous settlement agreement. On March 29, 2024, the IUB issued its order approving the non-unanimous settlement agreement with final rates to be effective in the second quarter of 2024.

Iowa Transmission Legislation

In June 2020, Iowa enacted legislation that grants incumbent electric transmission owners the right to construct, own and maintain electric transmission lines that have been approved for construction in a federally registered planning authority's transmission plan and that connect to the incumbent electric transmission owner's facility. Also known as the Right of First Refusal, the law provides MidAmerican Energy, as an incumbent electric transmission owner, the legal right to construct, own and maintain transmission lines in MidAmerican Energy's service territory that have been approved by the MISO (or another federally registered planning authority) and are eligible to receive regional cost allocation. In October 2020, national transmission interests filed a lawsuit that challenged the law on state constitutional grounds. The suit argues that the law was enacted in violation of the "single-subject" provision of Iowa's state constitution because it was "log-rolled" into a late session appropriations bill and violates the equal protection provision of the Iowa constitution. The State of Iowa, MidAmerican Energy and ITC Midwest defended the law and successfully obtained a dismissal of the lawsuit for lack of standing, but on appeal the Iowa Supreme Court reversed the ruling, held the national transmission interests had standing, and remanded the case to the district court to consider the state constitutional claims on their merits. The Iowa Supreme Court also imposed a temporary injunction that stayed enforcement of the law pending a decision on the merits. On remand, the district court found that the manner in which the legislature passed the Right of First Refusal law violated the title and single-subject provisions of the Iowa Constitution and therefore held that the law was unconstitutional and unenforceable and issued an injunction that enjoins MidAmerican Energy and ITC Midwest from further developing the Long Range Transmission Projects ("LRTP") Tranche 1 projects to the extent authority to construct is based on the invalid Right of First Refusal Law. The court did not rule on the equal protection challenge and instead held that it was not necessary to reach the merits of that issue because the title and single-subject violations rendered the statute void and unenforceable. On December 19, 2023, MidAmerican Energy and ITC Midwest filed motions for reconsideration that focused on the injunctive relief granted and asked the district court to correct legal errors in the order, including over breadth, and to lift the injunction as it relates to the LRTP Tranche 1 projects. MISO filed an amicus brief on February 6, 2024, arguing the Federal Power Act preempts the state court injunction and that the FERC has exclusive jurisdiction to challenge assignment of the projects. On March 19, 2024, the district court denied all pending motions and refused to consider MISO's amicus brief, noting that this did not preclude consideration of the amicus brief on appeal to the Iowa appellate courts, where amicus filings are specifically permitted. On April 17, 2024, MidAmerican Energy and ITC Midwest filed an appeal to the Iowa Supreme Court that challenges the application of the injunction to the LRTP Tranche 1 projects. This challenge to the Right of First Refusal Law would only affect the manner in which MidAmerican Energy would secure the right to construct transmission lines that are eligible for regional cost allocation and are otherwise subject to competitive bidding under the MISO tariff; it does not negatively affect or implicate MidAmerican Energy's ongoing rights to construct any other transmission lines, including lines required to serve new or expanded retail load, connect new generators or meet reliability criteria.

BHE Transmission

AltaLink

2024-2025 General Tariff Application

In April 2023, AltaLink filed its 2024-2025 GTA with the AUC. In August 2023, AltaLink filed an amendment to its 2024-2025 GTA in response to the unprecedented wildfire events that AltaLink experienced in Alberta, Canada in May and June 2023. The amendment increased AltaLink's Wildfire Mitigation Plan capital expenditures from C$16 million to C$39 million in 2024 and from C$15 million to C$38 million for 2025. In December 2023, the AUC approved 2024 interim refundable transmission tariffs for AltaLink, including monthly tariffs for PLP and KLP, of C$74 million per month effective January 1, 2024. AltaLink advised the AUC that it reached a negotiated settlement with customer groups on the majority of its 2024-2025 GTA and filed the agreement with the AUC for approval in December 2023. In February 2024, the AUC issued its decision with respect to AltaLink's 2024-2025 GTA, approving the negotiated settlement agreement as filed. The agreement does not include AltaLink's proposed wildfire deferral account, certain components of the wildfire mitigation plan, and actual and forecast salvage expenditures from its 2019-2023 GTA and 2024-2025 GTA, respectively. AltaLink's total revised transmission tariffs adjusted for the negotiated settlement are C$900 million for 2024 and C$904 million for 2025. AltaLink will be adjusting its 2024 transmission tariff and the 8.50% return on equity included in its application filed on December 19, 2023, to the 9.28% return on equity approved by the AUC in the 2024 GCOC proceeding. An oral hearing was held in March 2024 to address the excluded matters. AltaLink submitted oral argument and reply argument in March 2024. The record is now closed and AltaLink expects a decision by June 2024.

2023 Wildfire and Storm Cost Recovery Application

In December 2023, AltaLink filed an application with the AUC to recover all costs incurred as a result of the 2023 spring wildfire and storm events. The application includes capital expenditures of C$19 million and salvage expenditures of C$6 million. In March 2024, AltaLink submitted responses to information requests. The AUC is set to hear arguments related to this application in May 2024.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air quality, climate change, emissions performance standards, water quality, coal ash disposal and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2023, and new environmental matters occurring in 2024.

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

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of NOx and SO2, precursors of ozone and particulate matter, from down-wind sources in the eastern U.S. to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. After numerous appeals, the CSAPR was promulgated to address interstate transport of SO2 and NOx emissions in 27 Eastern and Midwestern states. In March 2022, the EPA released its Good Neighbor Rule, which contains proposed revisions to the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. In March 2023, the EPA released the final Good Neighbor Rule. The electric generation sector remains the key industry regulated by the rule and will be subject to emissions allowance trading beginning in summer 2023. The final rule shifted the maximum daily backstop rate for coal-fueled generating units, which drives the installation of new controls or curtailment, to take effect in 2030 instead of 2027. PacifiCorp's Hunter Units 1-3 and Huntington Units 1-2, which do not have SCR controls, are impacted by the rule. PacifiCorp's 2023 IRP selected the installation of SNCR on the Hunter and Huntington Units by 2026 as part of the preferred portfolio. The level of NOx allowances for the Utah units remains similar to 2021 levels, with significant reductions for the coal units beginning in 2026. The daily limit, which takes effect in 2030, will further restrict operation of coal-fueled units without SCR. NV Energy's fossil-fueled units are also covered by the final rule. North Valmy Units 1 and 2, which do not have SCR, will require additional controls or reduced operations during the ozone season if operated beyond 2025. Nevada's regional haze SIP has an enforceable retirement date for North Valmy Units 1 and 2 of December 31, 2028, and NV Energy's IRP identified a December 31, 2025, retirement date for the units and is seeking a request of approval from the PUCN to convert the existing coal-fueled generating facility at the North Valmy Generating Station to a cleaner natural gas-fueled generating facility. The EPA's updated modeling suggests that Arizona, Iowa and Kansas may be significantly contributing to nonattainment in downwind states. The EPA intends to undertake additional assessment of its modeling for these states and will determine if it is necessary to address obligations for these states in future actions. The EPA also deferred final action for Wyoming, pending further review of updated air quality and contribution modeling and analysis. Additional notice and comment rulemaking, such as a supplemental rule, would be required to rescind Iowa's approved SIP and incorporate additional states into the program. The states of Nevada, Utah and Wyoming challenged the EPA's denials and deferral, respectively, of their interstate ozone transport SIPs in the Ninth, Tenth and D.C. Circuit. PacifiCorp also filed petitions with the court opposing the EPA's action in Utah and Wyoming. At the time of filing, at least 11 other states have challenged the EPA's action to disapprove SIPs in seven different regional federal courts of appeal. Stays have been granted by six circuit courts for SIP disapprovals in 12 states. Relevant to Registrants, the states of Nevada, Texas and Utah were granted stays. The final Good Neighbor Rule was published June 5, 2023 and took effect August 4, 2023. The EPA issued several interim final rules stating that the federal rule will not take effect in states in which the SIP disapprovals have been deferred or stayed. In addition to litigation over SIP disapprovals, there are numerous appeals of the final Good Neighbor Rule pending in four different circuit courts, and at least four motions to stay the final rule have been filed in four different circuit courts. On September 25, 2023, the D.C. Circuit denied the motion to stay the Good Neighbor Rule filed by several state and industry parties. The denial means that states that do not have stays on their SIP disapprovals are subject to the Good Neighbor Rule. The states of Ohio, Indiana and West Virginia filed a request for stay of the Good Neighbor Rule with the U.S. Supreme Court on October 13, 2023. Several industry groups representing utilities as well as pipeline, paper, cement and other industries affected by the rule filed supportive requests for stay on the same day. The U.S. Supreme Court heard oral arguments on the emergency stay requests February 21, 2024. As of the filing date, a decision is still pending. Until additional rulemaking is completed and litigation is exhausted, the potential impacts to the relevant Registrants cannot be determined.

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

On January 24, 2024, the EPA released a supplemental proposal to expand the Good Neighbor Plan to an additional five states - Arizona, Iowa, Kansas, New Mexico and Tennessee. The EPA cites new modeling showing the states' significant contribution to ozone problems in downwind states. Under the proposal, fossil-fueled generating facilities in these five states would be required to participate in the allowance-based ozone season nitrogen oxides emissions trading program beginning in 2025. Relevant to the Registrants, the new state budget for Iowa was determined by optimizing existing post-combustion controls and installation of neural networks. It does not appear that Iowa's revised budget would require additional emissions control equipment because the EPA determined that Iowa contributed to downwind monitor violations only in 2023 (the base year for the Good Neighbor Plan) and not in 2026 (the latest compliance date under the Good Neighbor Plan). However, because the EPA determined that Arizona contributes to modeled violations in both 2023 and 2026, the requirements for that state are more stringent and may drive installation of additional controls. The EPA will accept comments on the supplemental proposal through May 16, 2024. Until the EPA takes final action and litigation is exhausted, the full impacts of the rule cannot be determined.

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

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. The EPA's final action on the Wyoming SIP in 2014 approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls by 2019. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming and several environmental groups also filed an appeal of the EPA's final action. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The parties worked to mediate claims under the Wyoming regional haze requirements until the abatement on litigation was lifted in September 2022. On August 15, 2023, the Tenth Circuit ruled in favor of Wyoming and remanded the Wyodak portion of Wyoming's state plan to EPA for further review, with instructions to give appropriate deference to the state's determinations. For Naughton Units 1 and 2, the court determined the EPA properly approved Wyoming's Naughton determination and denied environmental groups' petition. Separately, on February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree, PacifiCorp must convert Jim Bridger Units 1 and 2 to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. The EPA and PacifiCorp executed an administrative order on consent June 9, 2022, covering compliance for Jim Bridger Units 1 and 2 under the regional haze rule. The federal order contains the same emission and operating limits as the Wyoming consent decree and adds federal approval of the compliance pathway outlined in the state consent decree, including revision of the SIP to include conversion of Jim Bridger Units 1 and 2 to natural gas. The order includes a one-year deadline to complete the SIP revision. On December 30, 2022, the Wyoming Air Quality Division submitted the state-approved revised regional haze SIP requiring natural gas conversion of Jim Bridger Units 1 and 2 to the EPA for approval. The plan revision replaces a previous requirement for selective catalytic reduction at the units. The Wyoming Air Quality Division also issued an air permit for the natural gas conversion of Jim Bridger Units 1 and 2 on December 28, 2022. PacifiCorp submitted a notice of compliance to the EPA on March 9, 2023, to certify completion of the Jim Bridger administrative compliance order requirements through compliance with the Wyoming consent decree and Wyoming's revised SIP submission. PacifiCorp remains subject to the compliance terms of the Wyoming consent decree as it works to convert Jim Bridger Units 1 and 2 to natural gas. On April 10, 2024, the EPA proposed approval of Wyoming's regional haze SIP revision for the first planning period. The SIP includes enforceable emissions and heat input limits at Jim Bridger units 1 and 2, consistent with the conversion of those units to natural gas. The EPA will accept comments on the proposed approval through May 10, 2024, and final action is anticipated by fall 2024.

Nevada, Utah and Wyoming each submitted regional haze SIPs for the regional haze second planning period to the EPA and received completeness determinations in August 2022. The EPA has not yet made determinations on these plans. It was required to make final determinations on the SIPs by August 2023. On August 25, 2022, the EPA promulgated a finding of failure to submit a SIP for the regional haze second planning period for 15 states, including Iowa. The finding establishes a two-year deadline for the agency to promulgate FIPs to address the requirements, unless prior to promulgating a FIP, the state submits, and the agency approves, a SIP meeting the requirements. The finding says the agency intends to continue to work with states in developing approvable SIP submittals in a timely manner. The Iowa Department of Natural Resources continues to work with the EPA on development of its SIP. Iowa issued a SIP in August 2023 that requires operational improvements to existing control equipment at MidAmerican Energy's Louisa Generation Station and Walter Scott Jr. Energy Center - Unit 3. Iowa submitted that plan to the EPA in fall 2023, where review is pending. In August 2023, the Nevada Utilities filed a Joint Application for approval of the Fifth Amendment to the 2021 Joint Integrated Resource Plan. The Fifth Amendment seeks, in part, to convert the existing coal-fueled North Valmy Generating Station to natural gas and to continue operation of Tracy units 4 and 5 to 2049. Based in this filing, the state of Nevada partially withdrew portions of the State Implementation plan for Regional Haze to re-evaluate emission control measures that may be necessary to achieve reasonable progress during the second implementation period of the Regional Haze Rule in Nevada. That review is ongoing at the time of filing.

The states of Utah and Wyoming filed deadline suits in the Utah and Wyoming federal district courts in October and November of 2023, asking the court to require EPA to perform its statutory duty to approve or disapprove the states' regional haze second planning period SIPs. PacifiCorp also filed a deadline suit in both courts. Three environmental groups filed similar deadline suits in the federal district court in Washington, D.C. for seven different states on June 15, 2023. The environmental groups amended their lawsuit on November 10, 2023, after Wyoming and PacifiCorp's suits were filed, to include Utah's and Wyoming's state plans. PacifiCorp has intervened in the D.C. district court case and asked that court to stay the Utah and Wyoming cases in that court while they proceed in the relevant state courts. The EPA is consulting with all groups on appropriate deadlines for agency action on specific state SIPs as the cases move forward in separate courts. The EPA published a proposed regional haze second planning period settlement agreement with environmental groups on March 29, 2024, that would require the agency to take final action approving or denying 33 SIPs under a rolling series of deadlines through 2026. Of the 33 SIPs covered by the proposed consent decree, five are relevant to the Registrants: Utah, Wyoming, Nevada, Arizona and Texas. The consent decree would require final action on Utah's and Wyoming's plans by November 22, 2024; Nevada's plan by December 15, 2025; Arizona's plan by March 30, 2025; and proposed action on Texas' plan by September 30, 2024, and final action by May 30, 2025. The proposed consent decree was subject to public comments through April 29, 2024, before being submitted to the court for adoption. Until the cases are settled and additional rulemaking is completed by the EPA, any potential impacts to the relevant Registrants cannot be determined.

Federal Greenhouse Gas Standards

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "best system of emission reduction." In August 2015, the final Clean Power Plan was released, which established the best system of emission reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The Clean Power Plan was stayed by the U.S. Supreme Court in February 2016. On June 19, 2019, the EPA repealed the Clean Power Plan and issued the Affordable Clean Energy rule. In the Affordable Clean Energy rule, the EPA determined that the best system of emission reduction for existing coal-fueled generating facilities is limited to actions that result in heat rate improvements at individual units. On January 19, 2021, the D.C. Circuit vacated and remanded the Affordable Clean Energy rule to the EPA, finding that the rule "rested critically on a mistaken reading of the Clean Air Act" that limited the best system of emission reduction to actions taken at a facility. In October 2021, the U.S. Supreme Court agreed to hear an appeal of that decision. The U.S. Supreme Court issued its decision regarding the scope of the EPA's authority to regulate greenhouse gas emissions under the Clean Air Act in June 2022. The U.S. Supreme Court held that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to the EPA by Congress, although the court did not address whether the EPA may only adopt measures applied at the individual source as it did in the Affordable Clean Energy rule. A key area where the EPA went astray was using the Clean Power Plan to give states the option to promulgate regulations that would encourage "generation shifting," or moving away from higher-polluting power sources like coal to lower-polluting sources like natural gas or renewables. The U.S. Supreme Court reversed the D.C. Circuit's vacatur of the Affordable Clean Energy rule and remanded the case for further proceedings. In May 2023, the EPA proposed rules addressing greenhouse gas emissions from new and reconstructed natural gas-fueled combustion turbines (Clean Air Act Section 111(b) rule) and existing coal- and gas- or oil-fueled steam units and natural gas-fueled combustion turbines (Clean Air Act Section 111(d) rule). On April 25, 2024, the EPA finalized rules setting greenhouse gas emissions standards for new natural gas-fueled combustion turbines and existing coal-, gas- and oil-fueled steam units. The EPA deferred action on emissions standards for existing natural gas-fueled combustion turbines. New natural gas-fueled combustion turbines are expected to utilize lower-emitting fuels and operate as highly efficient generation. Additionally, new baseload combustion turbines exceeding a 40% annual capacity factor must meet an emission limit equivalent to operating with carbon capture and sequestration beginning January 1, 2032. The EPA identified carbon capture and sequestration as the technology basis for the emissions standards for coal units. Coal-fueled units that will operate after December 31, 2038, must meet emission limits equivalent to operating with carbon capture and sequestration beginning January 1, 2032. Other units are anticipated to co-fire with natural gas and retire prior to January 1, 2039 or convert to natural gas operations and meeting emission limits corresponding to capacity factors. Emission limits for individual generating units must be specified in state compliance plans, which must be submitted to EPA within 24 months of the rule's publication in the Federal Register. Facilities are not required to retrofit with carbon capture technology but must meet emission limits based on the technology. PacifiCorp operates 9 coal-fueled units and MidAmerican Energy operates 6 coal-fueled units that are currently not planned for retirement or conversion to natural gas operations by 2032, when the emissions standards would take effect. The relevant Registrants continue to evaluate the rule and business plans to identify flexible compliance mechanisms that minimize costs while assuring the delivery of safe and reliable energy to customers. Until the states submit required compliance plans and likely litigation is exhausted, the relevant Registrants cannot determine the full impacts of the final rule.

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

On April 25, 2024, the EPA finalized revisions to several aspects of the MATS rule following the agency's review of the 2020 Residual Risk and Technology Review. The EPA made two specific standard changes; one applicable to all covered units and one specific to the existing lignite subcategory. The relevant Registrants are not affected by the changes to the lignite subcategory. The EPA set a more stringent standard for emissions of filterable particulate matter, the surrogate standard for non-mercury metals for coal-fueled electric generating units, and required continuous emissions monitoring for filterable particulate matter to demonstrate compliance with the revised standard. Compliance is due no later than three years after the effective date of the final rule, with limited opportunities for a one-year extension. The relevant Registrants have identified that compliance can be achieved with existing controls.

Water Quality Standards

In November 2015, the EPA published final effluent limitation guidelines and standards for the steam electric power generating sector which, among other things, regulate the discharge of bottom ash transport water, fly ash transport water, combustion residual leachate and non-chemical metal cleaning wastes. In November 2019, the EPA proposed updates to the 2015 rule, specifically addressing flue gas desulfurization wastewater and bottom ash transport water. The rule took effect in December 2020. The final rule changes the technology-basis for treatment of flue gas desulfurization wastewater and bottom ash transport water, revises the voluntary incentives program for flue gas desulfurization wastewater, and adds subcategories for high-flow units, low utilization units, and those that will transition away from coal combustion by 2028. While most of the issues raised by this rule are already being addressed through the CCR rule and are not expected to impose significant additional requirements, the Dave Johnston generating facility is impacted by the rule's bottom ash handling requirements at Units 1 and 2. The generating facility submitted notice to the Wyoming Department of Environmental Quality that it will either achieve a cessation of coal combustion at Units 1 and 2 by December 31, 2028, or install bottom ash transport treatment technology by December 31, 2025. On April 25, 2024, the EPA finalized additional changes to the effluent limitations guidelines to replace the 2020 rule and provide stricter limits for bottom ash transport water, flue gas desulfurization wastewater and coal combustion residual leachate. The relevant Registrants use a combination of zero discharge, enrollment in cessation-of-coal subcategory and dry bottom ash handling to manage the affected wastestreams. As a result, significant impacts are not anticipated.

Coal Ash Disposal

In April 2015, the EPA released a final rule to regulate the management and disposal of coal combustion residuals (CCR) under the RCRA. The rule regulates coal combustion residuals as non-hazardous waste under RCRA Subtitle D and establishes minimum nationwide standards for the disposal of CCR. Under the final rule, surface impoundments and landfills utilized for coal combustion residuals will need to be closed unless they can meet the more stringent regulatory requirements.

At the time the rule was published in April 2015, PacifiCorp operated 18 surface impoundments and seven landfills that contained coal combustion residuals. Prior to the effective date of the rule in October 2015, nine surface impoundments and three landfills were either closed or repurposed to no longer receive coal combustion residuals and hence are not subject to the final rule. As PacifiCorp proceeded to implement the final coal combustion rule, it was determined that two surface impoundments located at the Dave Johnston generating facility were hydraulically connected and effectively constitute a single impoundment. In November 2017, a new surface impoundment was placed into service at the Naughton Generating Station. At the time the rule was published in April 2015, MidAmerican Energy owned or operated nine surface impoundments and four landfills that contain coal combustion residuals. Prior to the effective date of the rule in October 2015, MidAmerican Energy closed or repurposed six surface impoundments to no longer receive coal combustion residuals. Five of these surface impoundments were closed on or before December 21, 2017, and the sixth is undergoing closure. At the time the rule was published in April 2015, the Nevada Utilities operated 10 evaporative surface impoundments and two landfills that contained coal combustion residuals. Prior to the effective date of the rule in October 2015, the Nevada Utilities closed four of the surface impoundments, four impoundments discontinued receipt of coal combustion residuals making them inactive and two surface impoundments remain active and subject to the final rule. The two landfills remain active and subject to the final rule.

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit, resulting in settlement of some of the issues and subsequent regulatory action by the EPA. The EPA finalized the first phase of the CCR rule amendments in July 2018 (the "Phase 1, Part 1 rule"). In addition to adopting alternative performance standards and revising groundwater performance standards for certain constituents, the EPA extended the deadline by which facilities must initiate closure of unlined ash ponds exceeding a groundwater protection standard and impoundments that do not meet the rule's aquifer location restrictions to October 31, 2020. On August 14, 2019, the EPA released its "Phase 2" proposal, which contains targeted amendments to the CCR rule in response to court remands and EPA settlement agreements, as well as issues raised in a rulemaking petition. The Phase 2 rule has not been finalized. In February 2020, the EPA proposed a federal CCR permit program as required by the WIIN Act of 2016. The federal permit rule has not been finalized. On April 25, 2024, the EPA finalized the legacy surface impoundments rule to extend federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCR management units (CCRMU) at active facilities, including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land. The final rule includes exemptions and establishes new categories where regulation is deferred for applicable units, including CCRMU containing less than 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that were closed prior to the effective date of the new rule. Affected facilities must conduct a facility evaluation and report to determine the presence of CCRMUs. Legacy surface impoundments must initiate groundwater monitoring within 36 months and must initiate closure within 48 months of the rule's publication in the Federal Register. For CCRMUs, groundwater monitoring must be initiated within 48 months and closure must be initiated within 60 months of the rule's publication in the Federal Register. Because the facility evaluation and report requirement will determine the magnitude of compliance obligations, the relevant Registrants cannot assess the full impacts of the rule at this time.

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

Notwithstanding the status of the final CCR rule, citizens' suits have been filed against regulated entities seeking judicial relief for contamination alleged to have been caused by releases of coal combustion residuals. Some of these cases have been successful in imposing liability upon companies if coal combustion residuals contaminate groundwater that is ultimately released or connected to surface water. In addition, actions have been filed against regulated entities seeking to require that surface impoundments containing CCR be subject to closure by removal rather than being allowed to effectuate closure in place as provided under the final rule. The Registrants are not a party to these lawsuits and until they are resolved, the Registrants cannot predict the impact on overall compliance obligations.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and loss contingencies. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2023.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2024, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
May 3, 2024

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,210	$138
Trade receivables, net	832	853
Other receivables, net	132	447
Inventories	617	532
Derivative contracts	6	16
Regulatory assets	846	631
Prepaid expenses	162	188
Other current assets	79	182
Total current assets	4,884	2,987

Property, plant and equipment, net	27,471	27,051
Regulatory assets	1,915	1,942
Other assets	615	630

Total assets	$34,885	$32,610

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,361	$1,560
Accrued interest	228	152
Accrued property, income and other taxes	176	65
Accrued employee expenses	127	93
Short-term debt	—	1,604
Current portion of long-term debt	591	591
Regulatory liabilities	69	70
Wildfires liabilities (Note 10)	269	4
Other current liabilities	442	437
Total current liabilities	3,263	4,576

Long-term debt	13,584	9,819
Regulatory liabilities	2,566	2,540
Deferred income taxes	3,089	3,085
Wildfires liabilities (Note 10)	1,436	1,719
Other long-term liabilities	854	899
Total liabilities	24,792	22,638

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,622	5,501
Accumulated other comprehensive loss, net	(10)	(10)
Total shareholders' equity	10,093	9,972

Total liabilities and shareholders' equity	$34,885	$32,610

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Operating revenue	$1,548	$1,484

Operating expenses:
Cost of fuel and energy	632	614
Operations and maintenance	407	346
Wildfires losses, net of recoveries (Note 10)	—	359
Depreciation and amortization	292	279
Property and other taxes	52	53
Total operating expenses	1,383	1,651

Operating income (loss)	165	(167)

Other income (expense):
Interest expense	(192)	(124)
Allowance for borrowed funds	28	13
Allowance for equity funds	49	27
Interest and dividend income	58	19
Other, net	4	2
Total other income (expense)	(53)	(63)

Income (loss) before income tax expense (benefit)	112	(230)
Income tax expense (benefit)	(9)	(110)
Net income (loss)	$121	$(120)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2022	$2	$—	$4,479	$6,269	$(9)	$10,741
Net loss	—	—	—	(120)	—	(120)
Common stock dividends declared	—	—	—	(300)	—	(300)
Balance, March 31, 2023	$2	$—	$4,479	$5,849	$(9)	$10,321

Balance, December 31, 2023	$2	$—	$4,479	$5,501	$(10)	$9,972
Net income	—	—	—	121	—	121
Balance, March 31, 2024	$2	$—	$4,479	$5,622	$(10)	$10,093

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$121	$(120)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	292	279
Allowance for equity funds	(49)	(27)
Net power cost deferrals	(205)	(136)
Amortization of net power cost deferrals	84	36
Other changes in regulatory assets and liabilities	(18)	(6)
Deferred income taxes and amortization of investment tax credits	(14)	(75)
Other, net	(1)	(2)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	8	52
Inventories	(85)	(17)
Derivative collateral, net	(14)	(78)
Prepaid expenses	24	26
Accrued property, income and other taxes, net	219	(11)
Accounts payable and other liabilities	(11)	59
Wildfires insurance receivable	350	(41)
Wildfires liability	(18)	400
Net cash flows from operating activities	683	339

Cash flows from investing activities:
Capital expenditures	(774)	(643)
Other, net	6	(1)
Net cash flows from investing activities	(768)	(644)

Cash flows from financing activities:
Proceeds from long-term debt	3,764	—
Repayments of long-term debt	—	(9)
Net repayments of short-term debt	(1,604)	—
Dividends paid	—	(300)
Other, net	(1)	(2)
Net cash flows from financing activities	2,159	(311)

Net change in cash and cash equivalents and restricted cash and cash equivalents	2,074	(616)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	192	674
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,266	$58

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. PacifiCorp is currently evaluating the impact of adopting the final rules on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$2,210	$138
Restricted cash and cash equivalents included in other current assets	53	51
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$2,266	$192

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2024	2023
Utility plant:
Generation	15 - 59 years	$13,964	$13,904
Transmission	60 - 90 years	8,278	8,216
Distribution	20 - 75 years	9,204	9,060
Intangible plant and other	5 - 75 years	2,854	2,833
Utility plant in-service		34,300	34,013
Accumulated depreciation and amortization		(11,924)	(11,725)
Utility plant in-service, net		22,376	22,288
Nonregulated, net of accumulated depreciation and amortization	14 - 95 years	19	18
		22,395	22,306
Construction work-in-progress		5,076	4,745
Property, plant and equipment, net		$27,471	$27,051

(5)    Recent Financing Transactions

Long-term Debt

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax impacts	3	4
Income tax credits	(22)	13
Effects of ratemaking(1)	(11)	6
Valuation allowance	—	5
Other	1	(1)
Effective income tax rate	(8)%	48%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

The effective income tax rate for the three-month period ended March 31, 2023 of 48% resulted from a $110 million income tax benefit associated with a $230 million pre-tax loss, primarily related to a $359 million increase in wildfire loss accruals, net of expected insurance recoveries as described in Note 10. The $110 million income tax benefit is primarily comprised of a $48 million benefit, or 21%, from the application of the federal statutory income tax rate to the pre-tax loss and a $29 million benefit, or 13%, from federal income tax credits.

Income tax credits relate primarily to production tax credits ("PTC") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2024 and 2023, totaled $25 million and $29 million, respectively.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the three-month period ended March 31, 2024, PacifiCorp received net cash payments for federal and state income tax from BHE totaling $189 million. As of March 31, 2024, net income taxes payable to BHE were $79 million. As of December 31, 2023, net income taxes receivable from BHE were $114 million.

(7)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Pension:
Interest cost	$9	$10
Expected return on plan assets	(12)	(12)
Net amortization	2	3
Net periodic benefit (credit) cost	$(1)	$1

Other postretirement:
Service cost	$—	$—
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)
Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2024. As of March 31, 2024, $1 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2024
Not designated as hedging contracts(1):
Commodity assets	$6	$4	$9	$5	$24
Commodity liabilities	—	(2)	(123)	(12)	(137)
Total	6	2	(114)	(7)	(113)

Total derivatives	6	2	(114)	(7)	(113)
Cash collateral receivable	—	—	24	—	24
Total derivatives - net basis	$6	$2	$(90)	$(7)	$(89)

As of December 31, 2023
Not designated as hedging contracts(1):
Commodity assets	$21	$2	$7	$2	$32
Commodity liabilities	(3)	—	(83)	(22)	(108)
Total	18	2	(76)	(20)	(76)

Total derivatives	18	2	(76)	(20)	(76)
Cash collateral receivable	(2)	—	12	—	10
Total derivatives - net basis	$16	$2	$(64)	$(20)	$(66)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of March 31, 2024, a regulatory asset of $113 million was recorded related to the net derivative liability of $113 million. As of December 31, 2023, a regulatory asset of $76 million was recorded related to the net derivative liability of $76 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023

Beginning balance	$76	$(270)
Changes in fair value recognized in regulatory assets (liabilities)	91	(10)
Net gains (losses) reclassified to operating revenue	1	(6)
Net (losses) gains reclassified to energy costs	(55)	177
Ending balance	$113	$(109)

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2024	2023

Electricity purchases, net	Megawatt hours	2	2
Natural gas purchases	Decatherms	163	153
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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2024, PacifiCorp's issuer credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $137 million and $108 million as of March 31, 2024 and December 31, 2023, respectively, for which PacifiCorp had posted collateral of $24 million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2024 and December 31, 2023, PacifiCorp would have been required to post $93 million and $84 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2024:
Assets:
Commodity derivatives	$—	$24	$—	$(16)	$8
Money market mutual funds	2,231	—	—	—	2,231
Investment funds	27	—	—	—	27
	$2,258	$24	$—	$(16)	$2,266

Liabilities - Commodity derivatives	$—	$(137)	$—	$40	$(97)

As of December 31, 2023:
Assets:
Commodity derivatives	$—	$32	$—	$(14)	$18
Money market mutual funds	175	—	—	—	175
Investment funds	26	—	—	—	26
	$201	$32	$—	$(14)	$219

Liabilities - Commodity derivatives	$—	$(108)	$—	$24	$(84)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $24 million and $10 million as of March 31, 2024 and December 31, 2023, respectively.

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

	As of March 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$14,175	$13,300	$10,410	$9,722

(10)    Commitments and Contingencies

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Fuel Contracts

During the three-month period ended March 31, 2024, PacifiCorp entered into certain coal supply and transportation agreements totaling $1.9 billion through 2030.

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

Lower Klamath Hydroelectric Project

In November 2022, the Federal Energy Regulatory Commission ("FERC") issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. Although PacifiCorp no longer owned the Lower Klamath Project, PacifiCorp continued to operate the facilities under an operation and maintenance agreement with the KRRC until each facility was ready for removal. PacifiCorp's obligations under the operations and maintenance agreement terminated in January 2024. Removal of the Copco No. 2 facility was completed in November 2023, and removal of the remaining three dams (J.C. Boyle, Copco No. 1 and Iron Gate) began in January 2024 and is anticipated to be completed in late 2024. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million contingency fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete.

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

2020 Wildfires

In September 2020, a severe weather event resulting in high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires ("2020 Wildfires") indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

Investigations into the cause and origin of each wildfire are complex and ongoing and have been or are being conducted by various entities, including the U.S. Forest Service, the California Public Utilities Commission, the Oregon Department of Forestry, the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

As of the date of this filing, a significant number of complaints and demands alleging similar claims related to the 2020 Wildfires have been filed in Oregon and California, including a class action complaint in Oregon for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, the U.S. and Oregon Departments of Justice have informed PacifiCorp that they are contemplating filing actions against PacifiCorp in connection with certain of the Oregon 2020 Wildfires. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims through alternative dispute resolution.

As of March 31, 2024, amounts sought in the complaints and demands filed in Oregon and in certain demands made in California totaled approximately $7 billion, excluding any doubling or trebling of damages included in the complaints and those settled. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of the damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed. Based on available information to date, PacifiCorp believes it is probable that losses will be incurred associated with the 2020 Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition. In April 2024, a complaint in the James case described below was filed by 1,000 individual class members seeking $5 billion in economic and $25 billion in noneconomic damages before doubling of economic damages and punitive damages included in the complaint.

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

On April 29, 2024, a complaint against PacifiCorp naming 1,000 individual class members was filed in Multnomah County Circuit Court, Oregon, referencing James as the lead case. The April 2024 James complaint makes damages only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the April 2024 James complaint to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

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

In September 2023, the Multnomah County Circuit Court ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the June 2023 James verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp's request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the jury verdict, the Multnomah County Circuit Court doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court granted in large part the offset request. In April 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict. PacifiCorp has requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the March 2024 jury verdict once judgment is entered.

In March 2024, settlement was reached with five commercial timber plaintiffs in the James consolidated cases, and the jury trial scheduled for April 2024 was cancelled.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, on July 29, 2022, a wildfire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory ("2022 McKinney Fire"), burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service, the California Public Utilities Commission, PacifiCorp and various experts engaged by PacifiCorp.

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

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the 2020 Wildfires and the 2022 McKinney Fire ("Wildfires") of $2,407 million through March 31, 2024. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through March 31, 2024, PacifiCorp paid $702 million in settlements associated with the 2020 Wildfires and paid an additional $52 million subsequent to March 31, 2024. PacifiCorp has also reached settlement agreements associated with the 2020 Wildfires totaling $23 million that have yet to be paid. As a result of the settlements, various trials have been cancelled.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Beginning balance	$1,723	$424
Accrued losses	—	400
Payments	(18)	—
Ending balance	$1,705	$824
As of March 31, 2024 and December 31, 2023, $269 million and $4 million of PacifiCorp's liability for estimated losses associated with the Wildfires is classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of March 31, 2024 reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of March 31, 2024 and December 31, 2023 is classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Beginning balance	$499	$246
Accruals	—	41
Payments received	(350)	—
Ending balance	$149	$287
As of March 31, 2024, $15 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $134 million was included in Other assets on the Consolidated Balance Sheets. As of December 31, 2023, $350 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $149 million was included in Other assets on the Consolidated Balance Sheets. Insurance proceeds received to date relate to the 2020 Wildfires.

During the three-month periods ended March 31, 2024 and 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $— million and $359 million, respectively. No additional insurance recoveries beyond those accrued and received to date are expected to be available.

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

(11)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Customer Revenue:
Retail:
Residential	$610	$585
Commercial	472	430
Industrial	319	290
Other retail	46	44
Total retail	1,447	1,349
Wholesale	29	61
Transmission	41	38
Other Customer Revenue	26	32
Total Customer Revenue	1,543	1,480
Other revenue	5	4
Total operating revenue	$1,548	$1,484

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

Results of Operations for the First Quarter of 2024 and 2023

Overview

Net income for the first quarter of 2024 was $121 million, an increase of $241 million compared to a net loss of $120 million for the first quarter of 2023. The increase in net income was primarily due to the prior year recognition of $359 million of estimated losses associated with the 2020 Wildfires, net of expected insurance recoveries, higher utility margin and lower other expense, partially offset by lower income tax benefit, higher operations and maintenance expense, excluding wildfire related estimated losses, and higher depreciation and amortization expense. Utility margin increased primarily due to higher retail revenue prices, lower natural gas-fueled generation prices, lower coal-fueled generation volumes, lower purchased electricity prices and higher net power costs deferrals, partially offset by higher purchased electricity volumes, lower wholesale revenue from lower volumes and lower average market prices, higher coal-fueled generation prices, and lower retail customer volumes. Retail customer volumes decreased 0.1%, primarily due to lower residential usage and unfavorable impacts of weather, partially offset by an increase in the average number of customers and higher commercial and industrial usage. Energy generated decreased 10% for the first quarter of 2024 compared to 2023 primarily due to lower coal-fueled and wind-powered generation, partially offset by higher hydro-powered generation. Wholesale electricity sales volumes decreased 28% and purchased electricity volumes increased 20%.

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
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2024	2023	Change
Utility margin:
Operating revenue	$1,548	$1,484	$64	4%
Cost of fuel and energy	632	614	18	3
Utility margin	916	870	46	5
Operations and maintenance	407	346	61	18
Wildfires losses, net of recoveries	—	359	(359)	*
Depreciation and amortization	292	279	13	5
Property and other taxes	52	53	(1)	(2)
Operating income (loss)	$165	$(167)	$332	*
*    Not meaningful

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2024	2023	Change
Utility margin (in millions):
Operating revenue	$1,548	$1,484	$64	4%
Cost of fuel and energy	632	614	18	3
Utility margin	$916	$870	$46	5%

Sales (GWhs):
Residential	4,830	5,102	(272)	(5)%
Commercial	5,159	4,983	176	4
Industrial, irrigation and other	4,294	4,209	85	2
Total retail	14,283	14,294	(11)	—
Wholesale	590	825	(235)	(28)
Total sales	14,873	15,119	(246)	(2)%

Average number of retail customers (in thousands)	2,090	2,057	33	2%

Average revenue per MWh:
Retail	$101.21	$93.82	$7.39	8%
Wholesale	$55.95	$86.45	$(30.50)	(35)%

Heating degree days	4,432	5,205	(773)	(15)%

Sources of energy (GWhs)(1):
Coal	4,498	5,555	(1,057)	(19)%
Natural gas	3,953	3,955	(2)	—
Wind(2)	1,838	2,083	(245)	(12)
Hydroelectric and other(2)	936	812	124	15
Total energy generated	11,225	12,405	(1,180)	(10)
Energy purchased	4,960	4,128	832	20
Total	16,185	16,533	(348)	(2)%

Average cost of energy per MWh:
Energy generated(3)	$25.89	$28.35	$(2.46)	(9)%
Energy purchased	$84.91	$77.72	$7.19	9%
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

Quarter Ended March 31, 2024 compared to Quarter Ended March 31, 2023

Utility margin increased $46 million for the first quarter of 2024 compared to 2023 primarily due to:
•$104 million increase in retail revenue due to higher average prices, partially offset by lower volumes. Retail customer volumes were relatively flat quarter over quarter, primarily due to lower residential customer usage across the service territory, except Washington, and unfavorable weather-related impacts across the service territory, partially offset by an increase in the average number of residential and commercial customers across the service territory, except California, higher Utah and Wyoming industrial customer usage, and higher Oregon and Utah commercial customer usage.
•$49 million of lower natural gas-fueled generation costs primarily due to lower average market prices;
•$21 million of higher deferred net power costs net of amortization of previous deferrals in accordance with established adjustment mechanisms; and
•$12 million of lower coal-fueled generation costs primarily due to lower volumes, partially offset by higher average prices.
The increases above were partially offset by:
•$100 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices; and
•$38 million decrease in wholesale revenue primarily due to lower wholesale volumes and lower average market prices.
Operations and maintenance increased $61 million, or 18%, for the first quarter of 2024 compared to 2023 primarily due to:
•$23 million of higher insurance expense due to higher premiums associated with third-party liability coverage resulting from the impact of industry-wide catastrophic wildfires;
•$16 million of higher vegetation management and wildfire mitigation costs, primarily due to higher amortization of amounts previously deferred in Oregon of $13 million (largely offset in retail revenue) and higher costs of $3 million;
•$7 million increase in general and plant maintenance costs;
•$6 million of higher legal fees primarily associated with wildfire matters; and
•$4 million increase in labor and benefit expenses.
Wildfire losses, net of recoveries decreased $359 million for the first quarter of 2024 compared to 2023 primarily due to prior year recognition of estimated losses associated with the Wildfires, net of expected insurance recoveries compared to no amounts recognized in the current quarter.

Depreciation and amortization increased $13 million, or 5%, for the first quarter of 2024 compared to 2023 primarily due to higher plant-in-service balances in the current year.

Interest expense increased $68 million, or 55%, for the first quarter of 2024 compared to 2023 primarily due to higher average long-term debt balances due to the issuance of $3.8 billion of First Mortgage Bonds in January 2024 and $1.2 billion of First Mortgage Bonds in May 2023.

Allowance for borrowed and equity funds increased $37 million, or 93%, for the first quarter of 2024 compared to 2023 primarily due to higher qualified construction work-in-progress balances.

Interest and dividend income increased $39 million for the first quarter of 2024 compared to 2023 primarily due to higher investment income of $23 million from higher invested cash balances and interest rates, and higher regulatory asset interest income of $16 million primarily from higher deferred net power cost balances.

Income tax benefit decreased $101 million, or 92%, for the first quarter of 2024 compared to 2023 and the effective tax rate was (8)% for 2024 and 48% for 2023. The $101 million decrease is primarily due to prior year recognition of $359 million of estimated losses associated with the 2020 Wildfires, net of expected insurance recoveries, the release of a valuation allowance on state net operating loss carryforwards in the first quarter of 2023, and lower PTCs from PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of March 31, 2024, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$2,210

Credit facility	2,000
Less:
Short-term debt	—
Tax-exempt bond support and letters of credit	(218)
Net credit facility	1,782

Total net liquidity(1)	$3,992

Maturity dates	2026
(1)Excludes $900 million of available liquidity under a delayed draw term loan.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023 were $683 million and $339 million, respectively. The increase is primarily due to insurance reimbursements related to wildfire liabilities and higher cash received for income taxes, partially offset by higher net wholesale purchases.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023 were $(768) million and $(644) million, respectively. The change is primarily due to an increase in capital expenditures of $131 million, partially offset by proceeds from sales of marketable securities of $5 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2024 were $2.16 billion. Sources of cash consisted of net proceeds from the issuance of long-term debt of $3.76 billion. Uses of cash consisted primarily of $1.60 billion for the repayment of short-term debt.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the three-month period ended March 31, 2023 were $(311) million. Uses of cash consisted primarily of $300 million for common stock dividends paid to PPW Holdings LLC and $9 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $2.0 billion of short-term debt. As of March 31, 2024, PacifiCorp had no short-term debt outstanding. As of December 31, 2023, PacifiCorp had $1.6 billion of short-term debt outstanding at a weighted average rate of 6.16%.

Debt Authorizations

In March and April 2024, PacifiCorp applied for additional short-term debt issuance authority with the FERC, the OPUC and the IPUC.

In March 2024, PacifiCorp applied for additional long-term debt issuance authority from the OPUC and the IPUC. In April 2024, the OPUC and the IPUC approved PacifiCorp to issue an additional $5.0 billion of long-term debt. PacifiCorp also must make a notice filing with the WUTC prior to any future long-term debt issuance. PacifiCorp currently has an effective shelf registration statement filed with the SEC to issue an indeterminate amount of first mortgage bonds through September 2026.

Credit Facility and Letters of Credit

As of March 31, 2024, PacifiCorp had no letters of credit outstanding under its $2.0 billion revolving credit facility and had an additional $34 million of letters of credit outstanding in support of certain transactions required by third parties.

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

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024

Wind generation	$17	$59	$484
Electric distribution	144	181	760
Electric transmission	164	202	952
Solar generation	—	—	1
Electric battery and pumped hydro storage	1	—	—
Wildfire mitigation	38	56	374
Other	279	276	656
Total	$643	$774	$3,227

PacifiCorp's IRP is a roadmap for PacifiCorp's energy transition to renewable and carbon free generation resources, coal-to-natural gas conversion of certain coal-fueled units, energy storage, associated transmission, load forecast and resource adequacy. PacifiCorp anticipates that the additional new renewable and carbon free generation and energy storage will be a mixture of owned and contracted resources. PacifiCorp has included estimates for these new renewable and carbon free generation and energy storage resources, conversion of certain coal-fueled units to natural gas-fueled units, energy storage assets and associated transmission assets in its forecast capital expenditures. These estimates are likely to change as a result of the IRP update and RFP process. PacifiCorp's historical and forecast capital expenditures include the following:
•Wind generation includes both growth projects and operating expenditures. Growth projects include construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties totaling $51 million and $14 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $407 million for the remainder of 2024 and is primarily for the Rock River I, Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 640 MWs that are expected to be placed in‑service in 2024 and 2025.
•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $87 million and $60 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for new customer connections totals $245 million for the remainder of 2024. The remaining investments primarily relate to expenditures for distribution operations.
•Electric transmission includes both growth projects and operating expenditures. Transmission growth investments primarily reflect costs associated with major transmission projects totaling $126 million and $101 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for major transmission segments that are expected to be placed in‑service in 2024 through 2031 totals $451 million for the remainder of 2024.
•Wildfire mitigation includes operating expenditures previously included in electric distribution and electric transmission. Expenditures for wildfire mitigation activities totaled $56 million and $38 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for wildfire mitigation totals $318 million for the remainder of 2024.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $54 million and $46 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned information technology spending totals $98 million for the remainder of 2024. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In April 2024, PacifiCorp filed its 2023 IRP Update in Utah, Oregon, Wyoming and Idaho. In Washington, this filing was submitted as informational. Concurrent with the filing of the 2023 IRP Update, PacifiCorp filed an Oregon Planning Supplement to address additional requirements related to the Oregon Clean Energy Plan.

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

PacifiCorp's most recent RFP, the 2022 All-Source ("2022AS") RFP, was issued to the market in April 2022. In September 2023, PacifiCorp suspended its 2022AS RFP and in April 2024, PacifiCorp provided notice that the 2022AS RFP was terminated. As indicated in the 2022AS RFP, PacifiCorp reserves the right, without limitation or qualification and in its sole discretion, to reject any or all bids, and to terminate or suspend the RFP in whole or in part at any time.

Key drivers behind PacifiCorp's decision to terminate the 2022AS RFP included:
•The EPA approval of Wyoming's state ozone transport plan.
•A federal court's stay of the EPA's proposed Utah state ozone transport rule.

These changes remove restrictions that limit energy production in the summer from natural gas and coal-fueled generating facilities in Wyoming and Utah.

The preferred portfolio in the 2023 IRP Update demonstrates that with limited procurement of battery resources in the near‑term, which can be achieved outside of an RFP process, there is material benefit to customers to scaling down and delaying resource acquisition until after 2030. PacifiCorp's 2025 IRP, expected to be issued in early 2025, will inform the next steps for incremental resource acquisition.

Material Cash Requirements

As of March 31, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes and wildfire loss contingencies. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2023.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2024, the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2023, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 3, 2024

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$659	$636
Trade receivables, net	275	272
Income tax receivable	83	1
Inventories	358	364
Prepayments	135	113
Other current assets	48	39
Total current assets	1,558	1,425

Property, plant and equipment, net	22,085	21,970
Regulatory assets	621	600
Investments and restricted investments	1,084	1,030
Other assets	187	210

Total assets	$25,535	$25,235

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$387	$543
Accrued interest	100	106
Accrued property, income and other taxes	144	197
Short-term debt	15	—
Current portion of long-term debt	552	539
Other current liabilities	110	102
Total current liabilities	1,308	1,487

Long-term debt	8,807	8,227
Regulatory liabilities	1,153	1,079
Deferred income taxes	3,505	3,494
Asset retirement obligations	775	768
Other long-term liabilities	572	577
Total liabilities	16,120	15,632

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	8,854	9,042
Total shareholder's equity	9,415	9,603

Total liabilities and shareholder's equity	$25,535	$25,235

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Regulated electric	$565	$591
Regulated natural gas and other	278	329
Total operating revenue	843	920

Operating expenses:
Cost of fuel and energy	103	115
Cost of natural gas purchased for resale and other	177	236
Operations and maintenance	218	205
Depreciation and amortization	227	234
Property and other taxes	42	42
Total operating expenses	767	832

Operating income	76	88

Other income (expense):
Interest expense	(104)	(80)
Allowance for borrowed funds	6	4
Allowance for equity funds	16	11
Other, net	25	16
Total other income (expense)	(57)	(49)

Income before income tax expense (benefit)	19	39
Income tax expense (benefit)	(219)	(203)

Net income	$238	$242

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2022	$—	$561	$9,084	$9,645
Net income	—	—	242	242
Common stock dividend	—	—	(100)	(100)
Other equity transactions	—	—	1	1
Balance, March 31, 2023	$—	$561	$9,227	$9,788

Balance, December 31, 2023	$—	$561	$9,042	$9,603
Net income	—	—	238	238
Common stock dividend	—	—	(425)	(425)
Other equity transactions	—	—	(1)	(1)
Balance, March 31, 2024	$—	$561	$8,854	$9,415

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$238	$242
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	227	234
Amortization of utility plant to other operating expenses	9	8
Allowance for equity funds	(16)	(11)
Deferred income taxes and investment tax credits, net	65	32
Settlements of asset retirement obligations	—	(6)
Other, net	(9)	8
Changes in other operating assets and liabilities:
Trade receivables and other assets	(36)	131
Inventories	6	(3)
Pension and other postretirement benefit plans	—	(3)
Accrued property, income and other taxes, net	(137)	(263)
Accounts payable and other liabilities	(79)	(81)
Net cash flows from operating activities	268	288

Cash flows from investing activities:
Capital expenditures	(428)	(382)
Purchases of marketable securities	(81)	(48)
Proceeds from sales of marketable securities	76	42
Other, net	8	4
Net cash flows from investing activities	(425)	(384)

Cash flows from financing activities:
Common stock dividends	(425)	(100)
Proceeds from long-term debt	592	—
Repayments of long-term debt	(1)	(7)
Net proceeds from short-term debt	15	—
Other, net	(1)	(1)
Net cash flows from financing activities	180	(108)

Net change in cash and cash equivalents and restricted cash and cash equivalents	23	(204)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	642	268
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$665	$64

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. MidAmerican Energy is currently evaluating the impact of adopting the final rules on its Financial Statements and disclosures included within Notes to Financial Statements.

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$659	$636
Restricted cash and cash equivalents in other current assets	6	6
Total cash and cash equivalents and restricted cash and cash equivalents	$665	$642

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2024	2023
Utility plant:
Generation	20-62 years	$18,132	$18,129
Transmission	55-80 years	2,853	2,834
Electric distribution	15-80 years	5,352	5,288
Natural gas distribution	30-75 years	2,317	2,294
Utility plant in-service		28,654	28,545
Accumulated depreciation and amortization		(8,018)	(7,841)
Utility plant in-service, net		20,636	20,704
Nonregulated, net of accumulated depreciation and amortization	20-50 years	6	6
		20,642	20,710
Construction work-in-progress		1,443	1,260
Property, plant and equipment, net		$22,085	$21,970

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the three-month periods ended March 31, 2024 and 2023, $— million and $20 million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

(5)    Recent Financing Transactions

Long-Term Debt

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
Income tax credits	(1,158)	(518)
State income tax, net of federal income tax impacts	(11)	(18)
Effects of ratemaking	—	(8)
Other, net	(5)	2
Effective income tax rate	(1,153)%	(521)%
Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2024 and 2023, totaled $220 million and $202 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $179 million and made net cash payments for income tax to BHE totaling $1 million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Pension:
Service cost	$2	$3
Interest cost	8	8
Expected return on plan assets	(8)	(8)
Settlement	—	(5)
Net periodic benefit cost (credit)	$2	$(2)

Other postretirement:
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(4)	(4)
Net periodic benefit cost	$—	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2024 are expected to be $8 million and $2 million, respectively. As of March 31, 2024, $2 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2024:
Assets:
Commodity derivatives	$1	$—	$—	$(1)	$—
Money market mutual funds	667	—	—	—	667
Debt securities:
U.S. government obligations	255	—	—	—	255
Corporate obligations	—	84	—	—	84
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	458	—	—	—	458
International companies	10	—	—	—	10
Investment funds	23	—	—	—	23
	$1,414	$87	$—	$(1)	$1,500

Liabilities - commodity derivatives	$—	$(17)	$(6)	$6	$(17)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2023:
Assets:
Commodity derivatives	$—	$15	$—	$(2)	$13
Money market mutual funds	643	—	—	—	643
Debt securities:
U.S. government obligations	257	—	—	—	257
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	427	—	—	—	427
International companies	9	—	—	—	9
Investment funds	19	—	—	—	19
	$1,355	$88	$—	$(2)	$1,441

Liabilities - commodity derivatives	$—	$(15)	$(11)	$14	$(12)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $5 million and $12 million as of March 31, 2024 and December 31, 2023, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Beginning balance	$(11)	$5
Changes in fair value recognized in net regulatory assets	(4)	(13)
Settlements	9	3
Ending balance	$(6)	$(5)

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

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,359	$8,661	$8,766	$8,252

(9)    Commitments and Contingencies

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using formula rates approved by the Federal Energy Regulatory Commission ("FERC") subject to true-up for actual cost of service. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the base return on equity ("ROE") used to determine rates in effect prior to September 2016 no longer be found just and reasonable and sought to reduce the base ROE. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion vacating all orders related to the complaints and remanding them back to the FERC. MidAmerican Energy cannot predict the ultimate outcome of these matters or the amount of potential refunds.

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended March 31, 2024
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$160	$167	$—	$327
Commercial	72	64	—	136
Industrial	218	6	—	224
Natural gas transportation services	—	14	—	14
Other retail	35	3	—	38
Total retail	485	254	—	739
Wholesale	51	21	—	72
Multi-value transmission projects	15	—	—	15
Other Customer Revenue	—	—	2	2
Total Customer Revenue	551	275	2	828
Other revenue	14	1	—	15
Total operating revenue	$565	$276	$2	$843

	For the Three-Month Period Ended March 31, 2023
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$167	$199	$—	$366
Commercial	75	78	—	153
Industrial	214	7	—	221
Natural gas transportation services	—	13	—	13
Other retail	35	(1)	—	34
Total retail	491	296	—	787
Wholesale	71	29	—	100
Multi-value transmission projects	14	—	—	14
Other Customer Revenue	—	—	3	3
Total Customer Revenue	576	325	3	904
Other revenue	15	1	—	16
Total operating revenue	$591	$326	$3	$920

(11)    Shareholder's Equity

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Regulated electric	$565	$591
Regulated natural gas	276	326
Other	2	3
Total operating revenue	$843	$920

Operating income:
Regulated electric	$31	$50
Regulated natural gas	45	38
Total operating income	76	88
Interest expense	(104)	(80)
Allowance for borrowed funds	6	4
Allowance for equity funds	16	11
Other, net	25	16
Total income before income tax expense (benefit)	$19	$39

	As of
	March 31, 2024	December 31, 2023
Assets:
Regulated electric	$23,635	$23,334
Regulated natural gas	1,899	1,900
Other	1	1
Total assets	$25,535	$25,235

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2024, the related consolidated statements of operations, changes in member's equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2023, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2024

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$660	$637
Trade receivables, net	275	272
Income tax receivable	84	1
Inventories	358	364
Prepayments	135	113
Other current assets	49	40
Total current assets	1,561	1,427

Property, plant and equipment, net	22,086	21,971
Goodwill	1,270	1,270
Regulatory assets	621	600
Investments and restricted investments	1,086	1,032
Other assets	186	209

Total assets	$26,810	$26,509

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$387	$543
Accrued interest	101	112
Accrued property, income and other taxes	144	197
Note payable to affiliate	8	—
Short-term debt	15	—
Current portion of long-term debt	552	539
Other current liabilities	110	102
Total current liabilities	1,317	1,493

Long-term debt	9,047	8,467
Regulatory liabilities	1,153	1,079
Deferred income taxes	3,503	3,492
Asset retirement obligations	775	768
Other long-term liabilities	572	577
Total liabilities	16,367	15,876

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	8,764	8,954
Total member's equity	10,443	10,633

Total liabilities and member's equity	$26,810	$26,509

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Regulated electric	$565	$591
Regulated natural gas and other	278	329
Total operating revenue	843	920

Operating expenses:
Cost of fuel and energy	103	115
Cost of natural gas purchased for resale and other	177	236
Operations and maintenance	218	205
Depreciation and amortization	227	234
Property and other taxes	42	42
Total operating expenses	767	832

Operating income	76	88

Other income (expense):
Interest expense	(108)	(84)
Allowance for borrowed funds	6	4
Allowance for equity funds	16	11
Other, net	25	28
Total other income (expense)	(61)	(41)

Income before income tax expense (benefit)	15	47
Income tax expense (benefit)	(220)	(202)

Net income	$235	$249

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2022	$1,679	$9,000	$10,679
Net income	—	249	249
Distribution to member	—	(100)	(100)
Balance, March 31, 2023	$1,679	$9,149	$10,828

Balance, December 31, 2023	$1,679	$8,954	$10,633
Net income	—	235	235
Distribution to member	—	(425)	(425)
Balance, March 31, 2024	$1,679	$8,764	$10,443

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$235	$249
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	227	234
Amortization of utility plant to other operating expenses	9	8
Allowance for equity funds	(16)	(11)
Deferred income taxes and investment tax credits, net	65	32
Settlements of asset retirement obligations	—	(6)
Other, net	(9)	(5)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(36)	123
Inventories	6	(3)
Pension and other postretirement benefit plans	—	(3)
Accrued property, income and other taxes, net	(137)	(261)
Accounts payable and other liabilities	(84)	(85)
Net cash flows from operating activities	260	272

Cash flows from investing activities:
Capital expenditures	(428)	(382)
Purchases of marketable securities	(81)	(48)
Proceeds from sales of marketable securities	76	42
Proceeds from sale of investment	—	12
Other, net	8	5
Net cash flows from investing activities	(425)	(371)

Cash flows from financing activities:
Distributions to member	(425)	(100)
Proceeds from long-term debt	592	—
Repayments of long-term debt	(1)	(7)
Net change in note payable to affiliate	8	—
Net proceeds from short-term debt	15	—
Other, net	(1)	(1)
Net cash flows from financing activities	188	(108)

Net change in cash and cash equivalents and restricted cash and cash equivalents	23	(207)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	643	271
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$666	$64

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$660	$637
Restricted cash and cash equivalents in other current assets	6	6
Total cash and cash equivalents and restricted cash and cash equivalents	$666	$643

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

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
Income tax credits	(1,467)	(430)
State income tax, net of federal income tax impacts	(20)	(13)
Effects of ratemaking	—	(6)
Other, net	(1)	(2)
Effective income tax rate	(1,467)%	(430)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2024 and 2023, totaled $220 million and $202 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $180 million and $— million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,599	$8,920	$9,006	$8,515

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Regulated electric	$565	$591
Regulated natural gas	276	326
Other	2	3
Total operating revenue	$843	$920

Operating income:
Regulated electric	$31	$50
Regulated natural gas	45	38
Total operating income	76	88
Interest expense	(108)	(84)
Allowance for borrowed funds	6	4
Allowance for equity funds	16	11
Other, net	25	28
Total income before income tax expense (benefit)	$15	$47

	As of
	March 31, 2024	December 31, 2023
Assets(1):
Regulated electric	$24,826	$24,525
Regulated natural gas	1,978	1,979
Other	6	5
Total assets	$26,810	$26,509

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the First Quarter of 2024 and 2023

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2024 was $238 million, a decrease of $4 million, or 2%, compared to 2023, primarily due to higher interest expense, lower electric utility margin and higher operations and maintenance expense, partially offset by a favorable income tax benefit, higher natural gas utility margin, higher interest and dividend income, lower depreciation and amortization expense and higher AFUDC. Electric retail customer volumes decreased 1.8%, primarily due to lower customer usage for certain residential and commercial customers and the unfavorable impact of weather. Energy generated decreased by 3 GWhs due to lower coal-fueled generation, partially offset by higher natural gas-fueled generation; and energy purchased decreased 22%. Wholesale electricity sales volumes decreased 3% due to unfavorable market conditions. Natural gas retail customer volumes decreased 10% due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2024 was $235 million, a decrease of $14 million, or 6%, compared to 2023. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above, partially offset by a one-time gain on the sale of an investment of $10 million in 2023.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2024	2023	Change
Electric utility margin:
Operating revenue	$565	$591	$(26)	(4)%
Cost of fuel and energy	103	115	(12)	(10)
Electric utility margin	462	476	(14)	(3)%

Natural gas utility margin:
Operating revenue	276	326	(50)	(15)%
Natural gas purchased for resale	177	236	(59)	(25)
Natural gas utility margin	99	90	9	10%

Utility margin	561	566	(5)	(1)%

Other operating revenue	2	3	(1)	(33)%
Operations and maintenance	218	205	13	6
Depreciation and amortization	227	234	(7)	(3)
Property and other taxes	42	42	—	—
Operating income	$76	$88	$(12)	(14)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2024	2023	Change
Utility margin (in millions):
Operating revenue	$565	$591	$(26)	(4)%
Cost of fuel and energy	103	115	(12)	(10)
Utility margin	$462	$476	$(14)	(3)%

Sales (GWhs):
Residential	1,658	1,793	(135)	(8)%
Commercial	952	1,018	(66)	(6)
Industrial	4,192	4,102	90	2
Other	388	409	(21)	(5)
Total retail	7,190	7,322	(132)	(2)
Wholesale	4,210	4,352	(142)	(3)
Total sales	11,400	11,674	(274)	(2)%

Average number of retail customers (in thousands)	826	818	8	1%

Average revenue per MWh:
Retail	$67.57	$67.02	$0.55	1%
Wholesale	$12.92	$17.56	$(4.64)	(26)%

Heating degree days	2,706	2,992	(286)	(10)%

Sources of energy (GWhs)(1):
Wind and other(2)	7,645	7,377	268	4%
Coal	1,732	2,116	(384)	(18)
Nuclear	930	927	3	—
Natural gas	454	344	110	32
Total energy generated	10,761	10,764	(3)	—
Energy purchased	873	1,123	(250)	(22)
Total	11,634	11,887	(253)	(2)%

Average cost of energy per MWh:
Energy generated(3)	$5.01	$6.09	$(1.08)	(18)%
Energy purchased	$56.70	$43.72	$12.98	30%
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

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2024	2023	Change
Utility margin (in millions):
Operating revenue	$276	$326	$(50)	(15)%
Natural gas purchased for resale	177	236	(59)	(25)
Utility margin	$99	$90	$9	10%

Throughput (000's Dths):
Residential	21,578	24,393	(2,815)	(12)%
Commercial	10,184	11,352	(1,168)	(10)
Industrial	1,587	1,483	104	7
Other	36	34	2	6
Total retail sales	33,385	37,262	(3,877)	(10)
Wholesale sales	11,990	10,407	1,583	15
Total sales	45,375	47,669	(2,294)	(5)
Natural gas transportation service	29,506	29,585	(79)	—
Total throughput	74,881	77,254	(2,373)	(3)%

Average number of retail customers (in thousands)	800	793	7	1%

Average revenue per retail Dth sold	$7.20	$7.63	$(0.43)	(6)%

Heating degree days	2,806	3,132	(326)	(10)%

Average cost of natural gas per retail Dth sold	$4.66	$5.58	$(0.92)	(16)%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.89	$4.96	$(1.07)	(22)%

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023

MidAmerican Energy -

Electric utility margin decreased $14 million, or 3%, for the first quarter of 2024 compared to 2023 primarily due to:
•an $11 million decrease in wholesale utility margin due to lower margins per unit of $9 million, reflecting lower market prices, and lower volumes of $2 million or 3.3%; and
•a $3 million decrease in retail utility margin due to $7 million from lower customer usage and $4 million from the unfavorable impact of weather, offset by $6 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit) and $1 million due to price impacts from changes in sales mix. Retail customer volumes decreased 1.8%.
Natural gas utility margin increased $9 million, or 10%, for the first quarter of 2024 compared to 2023 primarily due to:
•a $13 million increase from higher base rates; and
•a $1 million increase from higher natural gas transportation margin; offset by
•a $5 million decrease due to the unfavorable impact of weather.
Operations and maintenance increased $13 million, or 6%, for the first quarter of 2024 compared to 2023 primarily due to higher technology and other administrative costs of $6 million, higher nuclear power generation costs of $3 million and higher electric distribution and transmission costs of $3 million.

Depreciation and amortization decreased $7 million, or 3%, for the first quarter of 2024 compared to 2023 primarily due to $20 million from lower Iowa revenue sharing accruals, partially offset by $13 million related to new and repowered wind-powered generating facilities and other plant placed in-service.

Interest expense increased $24 million, or 30%, for the first quarter of 2024 compared to 2023 due to higher interest expense from September 2023 and January 2024 long-term debt issuances.

Allowance for borrowed and equity funds increased $7 million, or 47%, for the first quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress balances related to wind-powered generation.

Other, net increased $9 million, or 56%, for the first quarter of 2024 compared to 2023 primarily due to higher interest income and favorable investment earnings, primarily attributable to higher cash surrender values of corporate-owned life insurance policies, partially offset by higher non-service costs of postretirement employee benefit plans.

Income tax benefit increased $16 million, or 8%, for the first quarter of 2024 compared to 2023 primarily due to higher PTCs recognized due to a higher PTC rate per MW generated and additional wind capacity placed in-service. PTCs for the first quarter of 2024 and 2023 totaled $220 million and $202 million, respectively.

MidAmerican Funding -

Income tax benefit increased $18 million, or 9%, for the first quarter of 2024 compared to 2023 primarily due to the changes in MidAmerican Energy's income tax benefit discussed above.

Liquidity and Capital Resources

As of March 31, 2024, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$659

Credit facilities, maturing 2024 and 2026	1,505
Less:
Short-term debt outstanding	(15)
Tax-exempt bond support	(306)
Net credit facilities	1,184

MidAmerican Energy total net liquidity	$1,843

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,843
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2024	4
MidAmerican Funding total net liquidity	$1,848

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023, were $268 million and $288 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023, were $260 million and $272 million, respectively. Cash flows from operating activities reflect the cash impacts of utility margin for MidAmerican Energy's regulated electric business, higher payments to vendors and higher interest payments, partially offset by higher income tax receipts and the cash impacts of utility margin for MidAmerican Energy's regulated natural gas business.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023, were $(425) million and $(384) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023, were $(425) million and $(371) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2024 and 2023 were $180 million and $(108) million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2024 and 2023, were $188 million and $(108) million, respectively. In February 2024 and January 2023, MidAmerican Funding paid $425 million and $100 million, respectively, in cash distributions to its sole member, BHE. Proceeds from long-term debt reflect MidAmerican Energy's issuance in January 2024 of $600 million of its 5.30% First Mortgage Bonds due February 2055. MidAmerican Funding received $8 million in 2024 through its note payable with BHE. Through its credit facilities, MidAmerican Energy received net proceeds from short-term borrowings of $15 million in 2024.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

Debt Authorizations and Related Matters

Short-term Debt

MidAmerican Energy has authority from the FERC to issue, through April 2, 2026, commercial paper and bank notes aggregating $1.5 billion. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2026. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Secured Overnight Financing Rate, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024

Wind generation	$88	$65	$827
Electric distribution	73	74	312
Electric transmission	33	54	217
Solar generation	9	—	21
Other	179	235	501
Total	$382	$428	$1,878

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $31 million and $75 million for the three-month periods ended March 31, 2024 and 2023, respectively. MidAmerican Energy placed in-service 200 MWs during 2023. Planned spending for the construction of additional wind-powered generating facilities totals $496 million for the remainder of 2024.
◦Repowering of wind-powered generating facilities totaling $21 million and $5 million for the three-month periods ended March 31, 2024 and 2023, respectively. Planned spending for the repowering of wind-powered generating facilities totals $207 million for the remainder of 2024. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities. For the three-month periods ended March 31, 2024 and 2023, solar generation spending totaled $— million and $9 million, respectively. Planned spending totals $21 million for the remainder of 2024.
•Remaining expenditures primarily relate to routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2024, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill, pension and other postretirement benefits and income taxes. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2023.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2024, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2023, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 3, 2024

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$63	$20
Trade receivables, net	287	374
Inventories	133	129
Regulatory assets	418	586
Prepayments	51	32
Other current assets	33	31
Total current assets	985	1,172

Property, plant and equipment, net	8,847	8,658
Regulatory assets	525	499
Other assets	400	398

Total assets	$10,757	$10,727

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$343	$466
Accrued interest	50	44
Accrued property, income and other taxes	61	65
Regulatory liabilities	38	43
Customer deposits	83	59
Derivative contracts	91	62
Other current liabilities	54	48
Total current liabilities	720	787

Long-term debt	3,393	3,392
Finance lease obligations	276	279
Regulatory liabilities	1,006	1,017
Deferred income taxes	815	836
Other long-term liabilities	468	452
Total liabilities	6,678	6,763

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,833	2,733
Retained earnings	1,247	1,232
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	4,079	3,964

Total liabilities and shareholder's equity	$10,757	$10,727

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Operating revenue	$561	$599

Operating expenses:
Cost of fuel and energy	341	384
Operations and maintenance	71	73
Depreciation and amortization	92	106
Property and other taxes	15	14
Total operating expenses	519	577

Operating income	42	22

Other income (expense):
Interest expense	(53)	(49)
Capitalized interest	8	2
Allowance for equity funds	8	4
Interest and dividend income	9	22
Other, net	4	4
Total other income (expense)	(24)	(17)

Income before income tax expense (benefit)	18	5
Income tax expense (benefit)	3	1
Net income	$15	$4

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2022	1,000	$—	$2,333	$1,022	$(1)	$3,354
Net income	—	—	—	4	—	4
Contributions	—	—	400	—	—	400
Balance, March 31, 2023	1,000	$—	$2,733	$1,026	$(1)	$3,758

Balance, December 31, 2023	1,000	$—	$2,733	$1,232	$(1)	$3,964
Net income	—	—	—	15	—	15
Contributions	—	—	100	—	—	100
Balance, March 31, 2024	1,000	$—	$2,833	$1,247	$(1)	$4,079

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$15	$4
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	92	106
Allowance for equity funds	(8)	(4)
Deferred energy	187	(370)
Amortization of deferred energy	(18)	52
Other changes in regulatory assets and liabilities	(11)	(9)
Deferred income taxes and amortization of investment tax credits	(27)	(10)
Other, net	—	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	85	74
Inventories	(3)	(13)
Accrued property, income and other taxes	(17)	1
Accounts payable and other liabilities	1	(44)
Net cash flows from operating activities	296	(212)

Cash flows from investing activities:
Capital expenditures	(346)	(333)
Proceeds from repayment of affiliate note receivable	—	100
Net cash flows from investing activities	(346)	(233)

Cash flows from financing activities:
Repayments of long-term debt	—	(1)
Net proceeds from short-term debt	—	33
Contributions from parent	100	400
Other, net	(5)	(5)
Net cash flows from financing activities	95	427

Net change in cash and cash equivalents and restricted cash and cash equivalents	45	(18)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	37	60
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$82	$42

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. Nevada Power is currently evaluating the impact of adopting the final rules on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$63	$20
Restricted cash and cash equivalents included in other current assets	19	17
Total cash and cash equivalents and restricted cash and cash equivalents	$82	$37

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2024	2023
Utility plant:
Generation	30 - 65 years	$4,511	$4,476
Transmission	55 - 76 years	1,630	1,590
Distribution	24 - 70 years	4,518	4,451
Intangible plant and other	5 - 65 years	907	906
Utility plant		11,566	11,423
Accumulated depreciation and amortization		(3,926)	(3,856)
Utility plant, net		7,640	7,567
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		7,641	7,568
Construction work-in-progress		1,206	1,090
Property, plant and equipment, net		$8,847	$8,658

During 2023, Nevada Power revised its electric and gas depreciation rates effective January 2024 based on the results of a new depreciation study, the most significant impact of which was longer lives for many production plants and other utility plant groups and shorter average service lives for intangible software. The net effect of these changes will decrease depreciation and amortization expense by $31 million annually based on depreciable plant balances at the time of the change.

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
Effects of ratemaking	(1)	(9)
Income tax credits	(8)	(2)
Other	5	10
Effective income tax rate	17%	20%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to 2017 tax reform pursuant to an order issued by the PUCN effective January 1, 2021.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Nevada Power made cash payments for federal income tax to BHE of $33 million and $— million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2024	2023
Qualified Pension Plan -
Other non-current assets	$38	$38

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(6)	(6)

Other Postretirement Plans -
Other non-current assets	10	10

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of March 31, 2024
Not designated as hedging contracts(1) -
Commodity liabilities	$—	$(91)	$(10)	$(101)

As of December 31, 2023
Not designated as hedging contracts(1) -
Commodity liabilities	$—	$(62)	$(6)	$(68)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2024 a regulatory asset of $101 million was recorded related to the net derivative liability of $101 million. As of December 31, 2023 a regulatory asset of $68 million was recorded related to the net derivative liability of $68 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2024	2023

Electricity purchases	Megawatt hours	2	1
Natural gas purchases	Decatherms	118	132

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels "credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2024, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $7 million as of March 31, 2024 and December 31, 2023, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Assets:
Money market mutual funds	$59	—	—	$59
Investment funds	4	—	—	4
	$63	$—	$—	$63

Liabilities - commodity derivatives	$—	$—	$(101)	$(101)

As of December 31, 2023:
Assets:
Money market mutual funds	$10	$—	$—	$10
Investment funds	4	—	—	4
	$14	$—	$—	$14

Liabilities - commodity derivatives	$—	$—	$(68)	$(68)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2024 and December 31, 2023, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023

Beginning balance	$(68)	$(52)
Changes in fair value recognized in regulatory assets	(41)	(65)
Settlements	8	1
Ending balance	$(101)	$(116)

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

	As of March 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,393	$3,344	$3,392	$3,417

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

(10)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Customer Revenue:
Retail:
Residential	$271	$293
Commercial	133	136
Industrial	134	138
Other	1	6
Total fully bundled	539	573
Distribution only service	4	3
Total retail	543	576
Wholesale, transmission and other	17	18
Total Customer Revenue	560	594
Other revenue	1	5
Total operating revenue	$561	$599

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

Results of Operations for the First Quarter of 2024 and 2023

Overview

Net income for the first quarter of 2024 was $15 million, an increase of $11 million, compared to 2023 primarily due to lower depreciation and amortization expense of $14 million, primarily due to expiring regulatory amortizations, higher capitalized interest and allowance for equity funds, mainly due to higher construction work-in-progress, and higher utility margin. The increase is partially offset by lower interest and dividend income, mainly from lower carrying charges on regulatory balances, higher interest expense, primarily due to higher long-term debt, and higher income tax expense. Utility margin increased primarily due to higher retail rates from the 2023 regulatory rate review with new rates effective January 2024, higher retail customer volumes and higher energy efficiency implementation revenue, partially offset by price impacts from changes in sales mix, lower regulatory-related revenue deferrals and lower other retail revenue. Retail customer volumes, including distribution only service customers, increased 1.6% primarily due to favorable changes in customer usage patterns and an increase in the average number of customers, offset by the unfavorable impact of weather. Energy generated increased 7% for the first quarter of 2024 compared to 2023 primarily due to higher natural-gas fueled generation. Wholesale electricity sales volumes increased 59% and purchased electricity volumes decreased 20%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2024	2023	Change
Utility margin:
Operating revenue	$561	$599	$(38)	(6)%
Cost of fuel and energy	341	384	(43)	(11)
Utility margin	220	215	5	2
Operations and maintenance	71	73	(2)	(3)
Depreciation and amortization	92	106	(14)	(13)
Property and other taxes	15	14	1	7
Operating income	$42	$22	$20	91%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2024	2023	Change
Utility margin (in millions):
Operating revenue	$561	$599	$(38)	(6)%
Cost of fuel and energy	341	384	(43)	(11)
Utility margin	$220	$215	$5	2%

Sales (GWhs):
Residential	1,531	1,636	(105)	(6)%
Commercial	1,009	997	12	1
Industrial	1,368	1,242	126	10
Other	42	43	(1)	(2)
Total fully bundled(1)	3,950	3,918	32	1
Distribution only service	638	598	40	7
Total retail	4,588	4,516	72	2
Wholesale	100	63	37	59
Total GWhs sold	4,688	4,579	109	2%

Average number of retail customers (in thousands)	1,025	999	26	3%

Average revenue per MWh:
Retail - fully bundled(1)	$136.53	$146.17	$(9.64)	(7)%
Wholesale	$43.34	$98.31	$(54.97)	(56)%

Heating degree days	1,044	1,310	(266)	(20)%
Cooling degree days	5	3	2	67%

Sources of energy (GWhs)(2)(3):
Natural gas	3,453	3,263	190	6%
Renewables	66	15	51	340
Total energy generated	3,519	3,278	241	7
Energy purchased	911	1,137	(226)	(20)
Total	4,430	4,415	15	—%

Average cost of energy per MWh(2)(4):
Energy generated	$65.09	$90.64	$(25.55)	(28)%
Energy purchased	$122.97	$76.11	$46.86	62%

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 190 GWhs and 283 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2024 and 2023, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023

Utility margin increased $5 million, or 2%, for the first quarter of 2024 compared to 2023 primarily due to:
•$12 million of higher electric retail utility margin primarily due to the 2023 regulatory rate review with new rates effective January 2024 and higher retail customer volumes, offset by unfavorable price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 1.6% primarily due to favorable changes in customer usage patterns and an increase in the average number of customers, offset by the unfavorable impact of weather, and
•$4 million of higher energy efficiency implementation revenue.
The increase in utility margin was partially offset by:
•$6 million of lower regulatory-related revenue deferrals and
•$4 million of lower other retail revenue.

Operations and maintenance decreased $2 million, or 3%, for the first quarter of 2024 compared to 2023 primarily due to the impact of regulatory amortizations approved in the 2023 regulatory rate review, partially offset by higher plant operations and maintenance costs and higher insurance premiums due to additional wildfire and general excess liability coverage.

Depreciation and amortization decreased $14 million, or 13%, for the first quarter of 2024 compared to 2023 primarily due to lower regulatory amortizations, partially offset by higher amortization from shorter average service lives for intangible software approved in the 2023 regulatory rate review.

Interest expense increased $4 million, or 8%, for the first quarter of 2024 compared to 2023 primarily due to higher long-term debt.

Capitalized interest increased $6 million for the first quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Allowance for equity funds increased $4 million for the first quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $13 million or 59% for the first quarter of 2024 compared to 2023 primarily due to unfavorable interest income, mainly from carrying charges on regulatory balances.

Income tax expense increased $2 million for the first quarter of 2024 compared to 2023 primarily due to higher pretax income, partially offset by greater investment tax credits. The effective tax rate was 17% in 2024 and 20% in 2023.

Liquidity and Capital Resources

As of March 31, 2024, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$63

Credit facility	600

Total net liquidity	$663
Credit facility:
Maturity date	2026

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023, were $296 million and $(212) million, respectively. The change was primarily due to lower payments related to fuel and energy costs, increased customer deposits and higher collections from customers, partially offset by higher income tax payments, higher interest payments and the timing of payments for operating costs.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023, were $(346) million and $(233) million, respectively. The change was primarily due to lower proceeds from repayment of an affiliate note receivable and increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2024 and 2023, were $95 million and $427 million, respectively. The change was primarily due to lower contributions from NV Energy, Inc. and lower proceeds from short-term debt.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024

Electric distribution	$69	$86	$314
Electric transmission	34	24	308
Solar generation	30	5	15
Electric battery storage	39	1	17
Other	161	230	520
Total	$333	$346	$1,174

Nevada Power received PUCN approval through its previous IRP filings for an increase in solar generation, electric transmission and peaking turbines at a generating facility. Nevada Power has included estimates from its previous and latest IRP filings in its forecast capital expenditures for 2024. These estimates may change as a result of the RFP process. Nevada Power's historical and forecast capital expenditures include the following:
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
•Solar generation includes two growth projects and other planned solar generating facilities. The first growth project consists of a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that will be developed in Clark County, Nevada. Commercial operation is expected by the second quarter of 2024. The second growth project consists of a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the solar is expected by early 2027.
•Electric battery storage includes two growth projects and other planned electric battery storage systems. The first project consists of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that will be developed in Clark County, Nevada. Commercial operation is expected by the second quarter of 2024. The second growth project consists of a 400-MW battery energy storage system co-located with a 400MW solar photovoltaic facility that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the battery energy storage system is expected by early 2026.
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

2021 Joint Integrated Resource Plan

In August 2023, the Nevada Utilities filed its Joint Application for approval of the Fifth Amendment to the 2021 Joint Integrated Resource Plan. The Fifth Amendment seeks, in part (1) to convert the existing coal fueled plant at North Valmy Generating Station to a cleaner natural gas fueled plant (2) to purchase, install, and operate a company-owned 400 MW solar plant along with a 400 MW, four-hour battery storage system in Northern Nevada; (3) to continue operation of Tracy units 4 and 5 to 2049; (4) to purchase development assets for the 149 MW photovoltaic and 149 MW battery energy storage system Crescent Valley Solar project; (5) to construct the Esmeralda and Amargosa substations transformers; and (6) to construct the necessary infrastructure in the Apex Area Master Plan. An order was issued in March 2024 in which the Nevada Utilities received approval of approximately $1.7 billion in total costs of new projects, which excludes the purchase of a development project. Nevada Power's approved share is approximately $0.3 billion. In March 2024, the Nevada Utilities filed a motion for clarification and petition for reconsideration. In April 2024, a modified final order was issued, which granted in part and denied in part as delineated in the final modified order.

Material Cash Requirements

As of March 31, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2023. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2023.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2024, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2023, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2024

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$96	$44
Trade receivables, net	159	180
Inventories	126	117
Regulatory assets	85	161
Other current assets	50	35
Total current assets	516	537

Property, plant and equipment, net	3,883	3,822
Regulatory assets	227	220
Other assets	195	193

Total assets	$4,821	$4,772

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$197	$228
Accrued interest	14	18
Accrued property, income and other taxes	27	21
Regulatory liabilities	34	15
Customer deposits	32	21
Derivative contracts	26	16
Other current liabilities	31	30
Total current liabilities	361	349

Long-term debt	1,526	1,293
Regulatory liabilities	423	424
Deferred income taxes	384	404
Other long-term liabilities	252	237
Total liabilities	2,946	2,707

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,576	1,576
Retained earnings	300	490
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,875	2,065

Total liabilities and shareholder's equity	$4,821	$4,772

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Regulated electric	$260	$304
Regulated natural gas	86	96
Total operating revenue	346	400

Operating expenses:
Cost of fuel and energy	151	181
Cost of natural gas purchased for resale	67	75
Operations and maintenance	56	56
Depreciation and amortization	47	46
Property and other taxes	6	7
Total operating expenses	327	365

Operating income	19	35

Other income (expense):
Interest expense	(20)	(16)
Allowance for borrowed funds	1	2
Allowance for equity funds	4	2
Interest and dividend income	4	7
Other, net	3	1
Total other income (expense)	(8)	(4)

Income before income tax expense (benefit)	11	31
Income tax expense (benefit)	1	4
Net income	$10	$27

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2022	1,000	$—	$1,576	$473	$(1)	$2,048
Net income	—	—	—	27	—	27
Balance, March 31, 2023	1,000	$—	$1,576	$500	$(1)	$2,075

Balance, December 31, 2023	1,000	$—	$1,576	$490	$(1)	$2,065
Net income	—	—	—	10	—	10
Dividends declared	—	—	—	(200)	—	(200)
Balance, March 31, 2024	1,000	$—	$1,576	$300	$(1)	$1,875

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$10	$27
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	47	46
Allowance for equity funds	(4)	(2)
Deferred energy	81	2
Amortization of deferred energy	14	42
Other changes in regulatory assets and liabilities	1	6
Deferred income taxes and amortization of investment tax credits	(25)	(11)
Other, net	(2)	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	14	(5)
Inventories	(9)	(4)
Accrued property, income and other taxes	1	17
Accounts payable and other liabilities	5	(31)
Net cash flows from operating activities	133	87

Cash flows from investing activities:
Capital expenditures	(113)	(104)
Net cash flows from investing activities	(113)	(104)

Cash flows from financing activities:
Proceeds from long-term debt	234	—
Proceeds from short-term debt	—	50
Dividends paid	(200)	—
Repayment of affiliate note payable	—	(70)
Other, net	(2)	(2)
Net cash flows from financing activities	32	(22)

Net change in cash and cash equivalents and restricted cash and cash equivalents	52	(39)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	52	56
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$104	$17

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. Sierra Pacific is currently evaluating the impact of adopting the final rules on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$96	$44
Restricted cash and cash equivalents included in other current assets	8	8
Total cash and cash equivalents and restricted cash and cash equivalents	$104	$52

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2024	2023
Utility plant:
Generation	25 - 70 years	$1,314	$1,313
Transmission	50 - 76 years	1,043	1,023
Electric distribution	20 - 76 years	2,109	2,074
Electric intangible plant and other	5 - 65 years	249	247
Natural gas distribution	35 - 70 years	541	537
Natural gas intangible plant and other	5 - 65 years	17	17
Common other	5 - 65 years	378	376
Utility plant		5,651	5,587
Accumulated depreciation and amortization		(2,123)	(2,091)
		3,528	3,496
Construction work-in-progress		355	326
Property, plant and equipment, net		$3,883	$3,822

(5)    Recent Financing Transactions

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
Effects of ratemaking	(13)	(9)
Other	1	1
Effective income tax rate	9%	13%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to 2017 tax reform pursuant to an order issued by the PUCN effective January 1, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Sierra Pacific made cash payments to BHE for federal income tax of $22 million and $— million for the three-month period ended March 31, 2024 and 2023, respectively.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2024	2023
Qualified Pension Plan -
Other non-current assets	$54	$53

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans -
Other non-current assets	—	1

(8)    Risk Management and Hedging Activities

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total

As of March 31, 2024
Not designated as hedging contracts(1) -
Commodity assets	$—	$—	$1	$1
Commodity liabilities	—	(26)	(1)	(27)
Total derivative - net basis	$—	$(26)	$—	$(26)

As of December 31, 2023
Not designated as hedging contracts(1) -
Commodity liabilities	$—	$(16)	$—	$(16)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2024 a net regulatory asset of $26 million was recorded related to the net derivative liability of $26 million. As of December 31, 2023 a net regulatory asset of $16 million was recorded related to the net derivative liability of $16 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2024	2023

Electricity purchases	Megawatt hours	1	—
Natural gas purchases	Decatherms	50	55

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2024, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $1 million as of March 31, 2024 and December 31, 2023, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	91	—	—	91
Investment funds	1	—	—	1
	$92	$—	$1	$93

Liabilities - commodity derivatives	$—	$—	$(27)	$(27)

As of December 31, 2023:
Assets:
Money market mutual funds	$41	$—	$—	$41
Investment funds	1	—	—	1
	$42	$—	$—	$42

Liabilities - commodity derivatives	$—	$—	$(16)	$(16)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of March 31, 2024 and December 31, 2023, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023

Beginning balance	$(16)	$(13)
Changes in fair value recognized in regulatory assets	(11)	(20)
Settlements	1	—
Ending balance	$(26)	$(33)

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

	As of March 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,526	$1,512	$1,293	$1,311

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

(11)    Revenue from Contracts with Customers
The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended March 31,
	2024			2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$100	$53	$153	$115	$60	$175
Commercial	82	24	106	91	27	118
Industrial	55	8	63	63	9	72
Other	1	1	2	2	—	2
Total fully bundled	238	86	324	271	96	367
Distribution only service	1	—	1	1	—	1
Total retail	239	86	325	272	96	368
Wholesale, transmission and other	21	—	21	32	—	32
Total Customer Revenue	260	86	346	304	96	400
Total operating revenue	$260	$86	$346	$304	$96	$400

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Operating revenue:
Regulated electric	$260	$304
Regulated natural gas	86	96
Total operating revenue	$346	$400

Operating income:
Regulated electric	$12	$25
Regulated natural gas	7	10
Total operating income	19	35
Interest expense	(20)	(16)
Allowance for borrowed funds	1	2
Allowance for equity funds	4	2
Interest and dividend income	4	7
Other, net	3	1
Total income before income tax expense (benefit)	$11	$31

	As of
	March 31,	December 31,
	2024	2023
Assets:
Regulated electric	$4,239	$4,251
Regulated natural gas	461	454
Other(1)	121	67
Total assets	$4,821	$4,772

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

Results of Operations for the First Quarter of 2024 and 2023

Overview

Net income for the first quarter of 2024 was $10 million, a decrease of $17 million, or 63%, compared to 2023 primarily due to lower utility margin, higher interest expense, primarily due to higher long-term debt, and lower interest and dividend income, mainly from lower carrying charges on regulatory balances, partially offset by lower income tax expense and higher allowance for equity funds, primarily due to increased construction work-in-progress. Electric utility margin decreased primarily due to lower transmission and wholesale revenue, price impacts from changes in sales mix and lower customer volumes. Electric retail customer volumes, including distribution only service customers, decreased by 0.7% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers. Energy generated increased 0.3% for the first quarter of 2024 compared to 2023. Wholesale electricity sales volumes increased 3% and purchased electricity volumes decreased 13%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2024	2023	Change
Electric utility margin:
Operating revenue	$260	$304	$(44)	(14)%
Cost of fuel and energy	151	181	(30)	(17)
Electric utility margin	109	123	(14)	(11)%

Natural gas utility margin:
Operating revenue	86	96	(10)	(10)%
Natural gas purchased for resale	67	75	(8)	(11)
Natural gas utility margin	19	21	(2)	(10)%

Utility margin	128	144	(16)	(11)%

Operations and maintenance	56	56	—	—%
Depreciation and amortization	47	46	1	2
Property and other taxes	6	7	(1)	(14)
Operating income	$19	$35	$(16)	(46)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2024	2023	Change
Utility margin (in millions):
Operating revenue	$260	$304	$(44)	(14)%
Cost of fuel and energy	151	181	(30)	(17)
Utility margin	$109	$123	$(14)	(11)%

Sales (GWhs):
Residential	668	732	(64)	(9)%
Commercial	714	721	(7)	(1)
Industrial	664	646	18	3
Other	3	3	—	—
Total fully bundled(1)	2,049	2,102	(53)	(3)
Distribution only service	702	668	34	5
Total retail	2,751	2,770	(19)	(1)
Wholesale	235	229	6	3
Total GWhs sold	2,986	2,999	(13)	—%

Average number of retail customers (in thousands)	380	372	8	2%

Average revenue per MWh:
Retail - fully bundled(1)	$116.01	$128.99	$(12.98)	(10)%
Wholesale	$58.69	$107.76	$(49.07)	(46)%

Heating degree days	2,092	2,652	(560)	(21)%

Sources of energy (GWhs)(2):
Natural gas	1,061	1,066	(5)	—%
Coal	211	201	10	5
Renewables	3	4	(1)	(25)
Total energy generated	1,275	1,271	4	—
Energy purchased	713	823	(110)	(13)
Total	1,988	2,094	(106)	(5)%

Average cost of energy per MWh(3):
Energy generated	$60.86	$102.35	$(41.49)	(41)%
Energy purchased	$103.36	$61.37	$41.99	68%

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2024	2023	Change
Utility margin (in millions):
Operating revenue	$86	$96	$(10)	(10)%
Natural gas purchased for resale	67	75	(8)	(11)
Utility margin	$19	$21	$(2)	(10)%

Sold (000's Dths):
Residential	4,703	5,866	(1,163)	(20)%
Commercial	2,333	2,938	(605)	(21)
Industrial	840	1,066	(226)	(21)
Total retail	7,876	9,870	(1,994)	(20)%

Average number of retail customers (in thousands)	185	182	3	2%

Average revenue per retail Dth sold	$10.88	$9.74	$1.14	12%

Heating degree days	2,092	2,652	(560)	(21)%

Average cost of natural gas per retail Dth sold	$8.55	$7.63	$0.92	12%

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023

Electric utility margin decreased $14 million, or 11%, for the first quarter of 2024 compared to 2023 primarily due to:
•$9 million of lower electric retail utility margin primarily due to unfavorable price impacts from changes in sales mix and lower retail customer volumes. Retail customer volumes, including distribution only service customers, decreased 0.7% primarily due to the unfavorable impact of weather, offset by an increase in the average number of customers and
•$9 million of lower transmission and wholesale revenue.
The decrease in electric utility margin was offset by:
•$3 million of higher other retail revenue.
Natural gas utility margin decreased $2 million, or 10%, for the first quarter of 2024 compared to 2023 primarily due to lower customer volumes from the unfavorable impact of weather.

Operations and maintenance is consistent for the first quarter of 2024 compared to 2023 primarily due to lower plant operations and maintenance expenses, partially offset by higher insurance premiums due to additional wildfire coverage and higher technology costs.

Interest expense increased $4 million, or 25%, for the first quarter of 2024 compared to 2023 primarily due to higher long-term debt.

Allowance for equity funds increased $2 million for the first quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $3 million, or 43%, for the first quarter of 2024 compared to 2023 primarily due to unfavorable interest income, mainly from carrying charges on regulatory balances.

Income tax expense decreased $3 million, or 75%, for the first quarter of 2024 compared to 2023 primarily due to lower pretax income, offset by the effects of ratemaking. The effective tax rate was 9% in 2024 and 13% in 2023 and decreased primarily due to the effects of ratemaking.

Liquidity and Capital Resources

As of March 31, 2024, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$96

Credit facility	400

Total net liquidity	$496
Credit facility:
Maturity date	2026

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023, were $133 million and $87 million, respectively. The change was primarily due to lower payments related to fuel and energy costs and increased customer deposits, partially offset by the timing of payments for operating costs, higher income tax payments, lower collections from customers and higher interest payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023, were $(113) million and $(104) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2024 and 2023, were $32 million and $(22) million, respectively. The change was primarily due to higher proceeds from the issuance of long-term debt and lower repayments of an affiliate note payable, partially offset by higher dividends paid to NV Energy, Inc. and lower proceeds from short-term debt.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024

Electric distribution	$32	$48	$232
Electric transmission	19	17	229
Solar generation	—	—	92
Electric battery storage	—	4	124
Other	53	44	77
Total	$104	$113	$754

Sierra Pacific received PUCN approval through its previous IRP filings for an increase in solar generation, electric transmission and a repower project at the Valmy generating station to convert existing coal-fired combustion to natural gas-fired combustion. Sierra Pacific has included estimates from its latest IRP filing in its forecast capital expenditures for 2024. These estimates may change as a result of the RFP process. Sierra Pacific's historical and forecast capital expenditures include the following:

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
•Solar generation includes solar photovoltaic panels procured for future growth projects and a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the solar is expected by early 2027.
•Electric battery storage includes a 400-MW battery energy storage system co-located with a 400-MW solar photovoltaic facility that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the battery energy storage system is expected by early 2026.
•Other includes both growth projects and operating expenditures consisting of turbine upgrades at the Tracy generating facility, a repower project at the Valmy generating station to convert existing coal-fired combustion to natural gas-fired combustion that was approved by the PUCN, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

2021 Joint Integrated Resource Plan

In August 2023, the Nevada Utilities filed its Joint Application for approval of the Fifth Amendment to the 2021 Joint Integrated Resource Plan. The Fifth Amendment seeks, in part (1) to convert the existing coal fueled plant at North Valmy Generating Station to a cleaner natural gas fueled plant (2) to purchase, install, and operate a company-owned 400 MW solar plant along with a 400 MW, four-hour battery storage system in Northern Nevada; (3) to continue operation of Tracy units 4 and 5 to 2049; (4) to purchase development assets for the 149 MW photovoltaic and 149 MW battery energy storage system Crescent Valley Solar project; (5) to construct the Esmeralda and Amargosa substations transformers; and (6) to construct the necessary infrastructure in the Apex Area Master Plan. An order was issued in March 2024 in which the Nevada Utilities received approval of approximately $1.7 billion in total costs of new projects, which excludes the purchase of a development project. Sierra Pacific's approved share is approximately $1.4 billion. In March 2024, the Nevada Utilities filed a motion for clarification and petition for reconsideration. In April 2024, a modified final order was issued, which granted in part and denied in part as delineated in the final modified order.

Material Cash Requirements

As of March 31, 2024, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2023. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2023.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of March 31, 2024, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Eastern Energy Gas as of December 31, 2023, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2024

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$81	$62
Trade receivables, net	173	195
Receivables from affiliates	19	25
Inventories	145	142
Income taxes receivable	—	80
Prepayments and other deferred charges	61	76
Natural gas imbalances	33	39
Other current assets	41	51
Total current assets	553	670

Property, plant and equipment, net	10,317	10,343
Goodwill	1,286	1,286
Investments	285	281
Other assets	116	120

Total assets	$12,557	$12,700

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31, 2024	December 31, 2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$49	$89
Accounts payable to affiliates	17	45
Accrued property, income and other taxes	153	93
Notes payable to affiliates	208	400
Current portion of long-term debt	1,050	1,050
Other current liabilities	141	141
Total current liabilities	1,618	1,818

Long-term debt	2,198	2,204
Regulatory liabilities	625	623
Deferred income taxes	415	383
Other long-term liabilities	151	144
Total liabilities	5,007	5,172

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	6,297	6,273
Accumulated other comprehensive loss, net	(39)	(40)
Total member's equity	6,258	6,233
Noncontrolling interests	1,292	1,295
Total equity	7,550	7,528

Total liabilities and equity	$12,557	$12,700

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Operating revenue	$533	$553

Operating expenses:
(Excess) cost of gas	(2)	20
Operations and maintenance	132	143
Depreciation and amortization	82	80
Property and other taxes	33	37
Total operating expenses	245	280

Operating income	288	273

Other income (expense):
Interest expense	(36)	(37)
Allowance for equity funds	2	2
Interest and dividend income	2	9
Other, net	1	—
Total other income (expense)	(31)	(26)

Income before income tax expense (benefit) and equity income (loss)	257	247
Income tax expense (benefit)	66	39
Equity income (loss)	45	32
Net income	236	240
Net income attributable to noncontrolling interests	36	118
Net income attributable to Eastern Energy Gas	$200	$122

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Net income	$236	$240

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $— and $—	1	(1)
Unrealized losses on cash flow hedges, net of tax of $— and $(1)	—	(2)
Total other comprehensive income (loss), net of tax	1	(3)

Comprehensive income	237	237
Comprehensive income attributable to noncontrolling interests	36	118
Comprehensive income attributable to Eastern Energy Gas	$201	$119

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, December 31, 2022	$3,983	$(42)	$3,947	$7,888
Net income	122	—	118	240
Other comprehensive loss	—	(3)	—	(3)
Distributions	(6)	—	(124)	(130)
Contributions	10	—	—	10
Balance, March 31, 2023	$4,109	$(45)	$3,941	$8,005

Balance, December 31, 2023	$6,273	$(40)	$1,295	$7,528
Net income	200	—	36	236
Other comprehensive income	—	1	—	1
Distributions	(178)	—	(39)	(217)
Contributions	2	—	—	2
Balance, March 31, 2024	$6,297	$(39)	$1,292	$7,550

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$236	$240
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	1	1
Depreciation and amortization	82	80
Allowance for equity funds	(2)	(2)
Equity (income) loss, net of distributions	(5)	(6)
Changes in regulatory assets and liabilities	(7)	(92)
Deferred income taxes	35	20
Other, net	—	2
Changes in other operating assets and liabilities:
Trade receivables and other assets	36	40
Receivables from affiliates	6	—
Gas balancing activities	4	19
Derivative collateral, net	—	1
Accrued property, income and other taxes	15	9
Accounts payable to affiliates	(28)	(2)
Accounts payable and other liabilities	(17)	9
Net cash flows from operating activities	356	319

Cash flows from investing activities:
Capital expenditures	(64)	(59)
Notes to affiliates	—	(134)
Repayment of notes by affiliates	—	40
Other, net	4	(3)
Net cash flows from investing activities	(60)	(156)

Cash flows from financing activities:
Repayment of notes payable to affiliates, net	(192)	—
Distributions to noncontrolling interests	(39)	(124)
Distributions to parent	(52)	—
Net cash flows from financing activities	(283)	(124)

Net change in cash and cash equivalents and restricted cash and cash equivalents	13	39
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	93	95
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$106	$134

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Energy Gas Holdings, LLC is a holding company, and together with its subsidiaries ("Eastern Energy Gas") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage operations in the eastern region of the U.S. and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. Eastern Energy Gas owns 100% of the general partner interest and 75% of the limited partner interests of Cove Point. In addition, Eastern Energy Gas owns a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 416-mile FERC-regulated interstate natural gas transmission system. Eastern Energy Gas is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that owns subsidiaries principally engaged in the energy industry. BHE is a consolidated subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2023 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. Eastern Energy Gas is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. Eastern Energy Gas is currently evaluating the impact of adopting the final rules on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2024	2023
Utility plant:
Interstate natural gas transmission and storage assets	23 - 49 years	$9,353	$9,318
Intangible plant	5 - 18 years	117	117
Utility plant in-service		9,470	9,435
Accumulated depreciation and amortization		(3,246)	(3,201)
Utility plant in-service, net		6,224	6,234

Nonutility plant:
LNG facility	40 years	4,545	4,533
Accumulated depreciation and amortization		(686)	(655)
Nonutility plant, net		3,859	3,878

		10,083	10,112
Construction work-in-progress		234	231
Property, plant and equipment, net		$10,317	$10,343

Construction work-in-progress includes $229 million and $223 million as of March 31, 2024 and December 31, 2023, respectively, related to the construction of utility plant.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2024	2023
Investments:
Investment funds	$16	$19

Equity method investments:
Iroquois	269	262
Total investments	285	281

Restricted cash and cash equivalents:
Customer deposits	25	31
Total restricted cash and cash equivalents	25	31

Total investments and restricted cash and cash equivalents	$310	$312

Reflected as:
Other current assets	$25	$31
Noncurrent assets	285	281
Total investments and restricted cash and cash equivalents	$310	$312
Equity Method Investments

Eastern Energy Gas, through subsidiaries, owns 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of March 31, 2024 and December 31, 2023, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $40 million and $26 million for the three-month periods ended March 31, 2024 and 2023, respectively.

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$81	$62
Restricted cash and cash equivalents included in other current assets	25	31
Total cash and cash equivalents and restricted cash and cash equivalents	$106	$93

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax impacts	4	2
Equity earnings	4	3
Noncontrolling interest	(3)	(10)
Effective income tax rate	26%	16%

Berkshire Hathaway Inc. includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For current federal and state income taxes, Eastern Energy Gas had a payable to BHE of $80 million as of March 31, 2024 and a receivable from BHE of $67 million as of December 31, 2023. The change is primarily due to the settlement of the income tax receivable balance through non-cash distributions in 2024.

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $2 million to the MidAmerican Energy Company Retirement Plan for the three-month periods ended March 31, 2024 and 2023, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the three-month periods ended March 31, 2024 and 2023. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of March 31, 2024 and December 31, 2023, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $53 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Assets:
Money market mutual funds	$81	$—	$—	$81
Equity securities:
Investment funds	16	—	—	16
	$97	$—	$—	$97

Liabilities:
Foreign currency exchange rate derivatives	$—	$(15)	$—	$(15)
	$—	$(15)	$—	$(15)

As of December 31, 2023:
Assets:
Money market mutual funds	$62	$—	$—	$62
Equity securities:
Investment funds	19	—	—	19
	$81	$—	$—	$81

Liabilities:
Foreign currency exchange rate derivatives	$—	$(8)	$—	$(8)
	$—	$(8)	$—	$(8)

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

	As of March 31, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,248	$2,962	$3,254	$2,968

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Customer Revenue:
Regulated:
Gas transmission and storage	$329	$332
Other	1	2
Total regulated	330	334
Nonregulated	203	217
Total Customer Revenue	533	551
Other revenue(1)	—	2
Total operating revenue	$533	$553

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" which includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts and the royalties from the conveyance of mineral rights accounted for under ASC 932 "Extractive Activities – Oil and Gas".

Eastern Energy Gas has recognized contract liabilities of $38 million and $40 million as of March 31, 2024 and December 31, 2023, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the three-month periods ended March 31, 2024 and 2023, Eastern Energy Gas recognized revenue of $11 million and $22 million, respectively, from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2024 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,651	$14,473	$16,124

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2022	$(1)	$(43)	$2	$(42)
Other comprehensive loss	(1)	(2)	—	(3)
Balance, March 31, 2023	$(2)	$(45)	$2	$(45)

Balance, December 31, 2023	$(3)	$(38)	$1	$(40)
Other comprehensive income	1	—	—	1
Balance, March 31, 2024	$(2)	$(38)	$1	$(39)

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

Results of Operations for the First Quarter of 2024 and 2023

Overview

Net income attributable to Eastern Energy Gas for the first quarter of 2024 was $200 million, an increase of $78 million, or 64%, compared to 2023. Net income increased primarily due to the acquisition of an additional 50% noncontrolling interest in Cove Point, higher margin from EGTS' regulated gas transmission and storage operations of $14 million and higher earnings from Iroquois due to favorable fixed negotiated rate agreements, partially offset by an increase in income tax expense primarily due to higher pre-tax income.

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023

Operating revenue decreased $20 million, or 4%, for the first quarter of 2024 compared to 2023, primarily due to a decrease in Cove Point LNG variable revenue of $10 million, a decrease in Cove Point's storage-related service revenues of $4 million and a decrease in services provided to affiliates of $3 million.

(Excess) cost of gas was a credit of $2 million for the first quarter of 2024 compared to an expense of $20 million for the first quarter of 2023. The change is primarily from the unfavorable revaluation of volumes retained in 2023.

Operations and maintenance decreased $11 million, or 8%, for the first quarter of 2024 compared to 2023, primarily due to lower outside services of $6 million largely due to the termination of Dominion Energy, Inc.'s transition services agreement, lower technology and related charges of $4 million and a decrease in services provided to affiliates of $3 million, partially offset by an increase in materials and supplies of $3 million.

Property and other taxes decreased $4 million, or 11%, for the first quarter of 2024 compared to 2023, primarily due to the expiration of Cove Point's payment in lieu of taxes program and the start of Cove Point's property tax credit agreement.

Interest expense decreased $1 million, or 3%, for the first quarter of 2024 compared to 2023, primarily due to the repayment of $250 million of long-term debt in the second quarter of 2023 and $400 million of long-term debt in the fourth quarter of 2023 of $7 million, partially offset by higher outstanding borrowings under BHE GT&S' intercompany revolving credit agreement of $6 million.

Interest and dividend income decreased $7 million, or 78%, for the first quarter of 2024 compared to 2023, primarily due to lower outstanding loans under BHE GT&S' intercompany revolving credit agreement.

Income tax expense increased $27 million, or 69%, for the first quarter of 2024 compared to 2023 and the effective tax rate was 26% for 2024 and 16% for 2023. The effective tax rate increased primarily due to the acquisition of an additional 50% noncontrolling interest in Cove Point.

Equity income increased $13 million, or 41%, for the first quarter of 2024 compared to 2023, primarily due to higher earnings from Iroquois due to favorable fixed negotiated rate agreements.

Net income attributable to noncontrolling interests decreased $82 million, or 69%, for the first quarter of 2024 compared to 2023, primarily due to the acquisition of an additional 50% noncontrolling interest in Cove Point of $78 million and lower net income attributable to Cove Point of $4 million.

Liquidity and Capital Resources

As of March 31, 2024, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$81

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	208
Net intercompany revolving credit agreement	192

Total net liquidity	$273

Intercompany revolving credit agreement:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023 were $356 million and $319 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers in 2023, partially offset by the timing of payments for operating costs and other changes in working capital.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023 were $(60) million and $(156) million, respectively. The change is primarily due to a decrease in notes issued to its parent under an intercompany revolving credit agreement of $134 million, partially offset by a decrease in repayments of notes by its parent under an intercompany revolving credit agreement of $40 million and an increase in capital expenditures of $5 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2024 were $(283) million and consisted of net repayment of notes payable to affiliates of $192 million, distributions to its indirect parent, BHE, of $52 million and distributions to noncontrolling interests from Cove Point of $39 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024

Natural gas transmission and storage	$4	$8	$64
Other	55	56	350
Total	$59	$64	$414

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets and income taxes. For additional discussion of Eastern Energy Gas' critical accounting estimates, see Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in Eastern Energy Gas' assumptions regarding critical accounting estimates since December 31, 2023.

Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of March 31, 2024, the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2023 and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2024

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$31	$5
Restricted cash and cash equivalents	24	29
Trade receivables, net	84	104
Receivables from affiliates	8	9
Inventories	59	59
Income taxes receivable	12	70
Prepayments and other deferred charges	23	22
Natural gas imbalances	31	34
Other current assets	5	5
Total current assets	277	337

Property, plant and equipment, net	4,703	4,715
Other assets	92	92

Total assets	$5,072	$5,144

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	March 31, 2024	December 31, 2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$18	$41
Accounts payable to affiliates	17	29
Accrued interest	23	7
Accrued property, income and other taxes	77	58
Accrued employee expenses	17	20
Notes payable to affiliates	5	2
Regulatory liabilities	17	22
Customer and security deposits	24	29
Current portion of long-term debt	111	111
Other current liabilities	17	21
Total current liabilities	326	340

Long-term debt	1,472	1,472
Regulatory liabilities	525	523
Other long-term liabilities	140	121
Total liabilities	2,463	2,456

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,305	1,304
Retained earnings	723	803
Accumulated other comprehensive loss, net	(28)	(28)
Total shareholder's equity	2,609	2,688

Total liabilities and shareholder's equity	$5,072	$5,144

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Operating revenue	$270	$278

Operating expenses:
(Excess) cost of gas	(2)	20
Operations and maintenance	88	99
Depreciation and amortization	38	37
Property and other taxes	14	14
Total operating expenses	138	170

Operating income	132	108

Other income (expense):
Interest expense	(17)	(18)
Allowance for equity funds	1	1
Other, net	2	—
Total other income (expense)	(14)	(17)

Income before income tax expense (benefit)	118	91
Income tax expense (benefit)	31	23
Net income	$87	$68
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023

Net income	$87	$68

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $— and $—	—	1
Total other comprehensive income, net of tax	—	1
Comprehensive income	$87	$69

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2022	60,101	$609	$1,275	$746	$(30)	$2,600
Net income	—	—	—	68	—	68
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(9)	—	(9)
Contributions	—	—	7	—	—	7
Balance, March 31, 2023	60,101	$609	$1,282	$805	$(29)	$2,667

Balance, December 31, 2023	60,101	$609	$1,304	$803	$(28)	$2,688
Net income	—	—	—	87	—	87
Dividends declared	—	—	—	(167)	—	(167)
Contributions	—	—	1	—	—	1
Balance, March 31, 2024	60,101	$609	$1,305	$723	$(28)	$2,609

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$87	$68
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38	37
Allowance for equity funds	(1)	(1)
Changes in regulatory assets and liabilities	(8)	(85)
Deferred income taxes	17	8
Other, net	—	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	22	42
Receivables from affiliates	1	—
Gas balancing activities	4	17
Accrued property, income and other taxes	7	(15)
Accounts payable and other liabilities	(6)	21
Accounts payable to affiliates	(12)	—
Net cash flows from operating activities	149	93

Cash flows from investing activities:
Capital expenditures	(39)	(37)
Purchases of marketable securities	—	(3)
Proceeds from sales of marketable securities	3	—
Other, net	1	—
Net cash flows from investing activities	(35)	(40)

Cash flows from financing activities:
Issuance (repayment) of notes payable to affiliates, net	3	(23)
Dividends paid	(96)	—
Net cash flows from financing activities	(93)	(23)

Net change in cash and cash equivalents and restricted cash and cash equivalents	21	30
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	34	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$55	$75

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2024, and for the three-month periods ended March 31, 2024 and 2023. The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2023 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2024.

(2)    New Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, Segment Reporting Topic 280, "Segment Reporting—Improvements to Reportable Segment Disclosures" which allows disclosure of one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires enhanced disclosures of significant segment expenses and other segment items, as well as incremental qualitative disclosures on both an annual and interim basis. This guidance is effective for annual reporting periods beginning after December 15, 2023, and interim reporting periods after December 15, 2024. Early adoption is permitted and retrospective application is required for all periods presented. EGTS is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require a registrant to disclose, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about the registrant's board of directors' oversight of climate-related risks and management's role in managing material climate-related risks; and information on any climate-related targets or goals that are material to the registrant's business, results of operations, or financial condition. Further, to facilitate investors' assessment of certain climate-related risks, the final rules require disclosure of Scope 1 and/or Scope 2 greenhouse gas emissions when those emissions are material and disclosure of the financial statement effects of severe weather events and other natural conditions. The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. On April 4, 2024, the United States Securities and Exchange Commission voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. EGTS is currently evaluating the impact of adopting the final rules on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2024	2023

Interstate natural gas transmission and storage assets	28 - 50 years	$7,060	$7,046
Intangible plant	12 - 20 years	82	80
Plant in-service		7,142	7,126
Accumulated depreciation and amortization		(2,598)	(2,563)
		4,544	4,563
Construction work-in-progress		159	152
Property, plant and equipment, net		$4,703	$4,715

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2024	2023
Investments:
Investment funds	$16	$19

Restricted cash and cash equivalents:
Customer deposits	24	29
Total restricted cash and cash equivalents	24	29

Total investments and restricted cash and cash equivalents	$40	$48

Reflected as:
Current assets	$24	$29
Other assets	16	19
Total investments and restricted cash and cash equivalents	$40	$48

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

	As of
	March 31,	December 31,
	2024	2023

Cash and cash equivalents	$31	$5
Restricted cash and cash equivalents	24	29
Total cash and cash equivalents and restricted cash and cash equivalents	$55	$34

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2024	2023

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax impacts	5	4
Effective income tax rate	26%	25%

Berkshire Hathaway Inc. includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, EGTS' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For current federal and state income taxes, EGTS had a payable to BHE of $20 million as of March 31, 2024 and a receivable from BHE of $57 million as of December 31, 2023. The change is primarily due to the settlement of the income tax receivable balance through non-cash distributions in 2024.
(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $2 million to the MidAmerican Energy Company Retirement Plan for the three-month periods ended March 31, 2024 and 2023. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of March 31, 2024 and December 31, 2023, EGTS' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $48 million.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2024:
Assets:
Money market mutual funds	$31	$—	$—	$31
Equity securities:
Investment funds	16	—	—	16
	$47	$—	$—	$47

As of December 31, 2023:
Assets:
Money market mutual funds	$5	$—	$—	$5
Equity securities:
Investment funds	19	—	—	19
	$24	$—	$—	$24

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

	As of March 31, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,583	$1,380	$1,583	$1,386

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2024	2023
Customer Revenue:
Regulated:
Gas transmission	$188	$191
Gas storage	70	67
Other	—	2
Total regulated	258	260
Management service and other revenues	12	17
Total Customer Revenue	270	277
Other revenue(1)	—	1
Total operating revenue	$270	$278

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" which includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts and the royalties from the conveyance of mineral rights accounted for under ASC 932 "Extractive Activities – Oil and Gas".

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2024 (in millions):

	Performance obligations expected to be satisfied
	Less than 12 months	More than 12 months	Total

EGTS	$772	$3,314	$4,086

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

Results of Operations for the First Quarter of 2024 and 2023

Overview

Net income for the first quarter of 2024 was $87 million, an increase of $19 million, or 28%, compared to 2023. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $14 million and a decrease in operations and maintenance expense, partially offset by an increase in income tax expense primarily due to higher pre-tax income.

Quarter Ended March 31, 2024 Compared to Quarter Ended March 31, 2023

Operating revenue decreased $8 million, or 3%, for the first quarter of 2024 compared to 2023, primarily due to a decrease in services provided to affiliates of $5 million, a decrease in royalties of $1 million and a decrease in regulated gas transmission and storage revenues as a result of a bankruptcy settlement of $1 million.

(Excess) cost of gas was a credit of $2 million for the first quarter of 2024 compared to an expense of $20 million for the first quarter of 2023. The change is primarily from the unfavorable revaluation of volumes retained in 2023.

Operations and maintenance decreased $11 million, or 11%, for the first quarter of 2024 compared to 2023, primarily due to lower outside services of $5 million largely due to the termination of Dominion Energy Inc.'s transition services agreement, a decrease in services provided to affiliates of $5 million and lower technology and related charges of $2 million, partially offset by an increase in materials and supplies of $3 million.

Income tax expense increased $8 million, or 35%, for the first quarter of 2024 compared to 2023 and the effective tax rate was 26% for 2024 and 25% for 2023.

Liquidity and Capital Resources

As of March 31, 2024, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$31

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	5
Net intercompany revolving credit agreement	395

Total net liquidity	$426

Intercompany credit agreement:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2024 and 2023 were $149 million and $93 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers in 2023 and favorable operating results, partially offset by the timing of payments for operating costs and other changes in working capital.

The timing of EGTS' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2024 and 2023 were $(35) million and $(40) million, respectively. The change is primarily due to a decrease in purchases of marketable securities of $3 million and an increase in proceeds from sales of marketable securities of $3 million, partially offset by an increase in capital expenditures of $2 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2024 were $(93) million. Sources of cash totaled $3 million and consisted of net issuance of notes payable to Eastern Energy Gas. Uses of cash totaled $96 million and consisted of dividends paid to Eastern Energy Gas.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2023	2024	2024

Natural gas transmission and storage	$3	$2	$23
Other	34	37	246
Total	$37	$39	$269

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

Material Cash Requirements

As of March 31, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2023.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of EGTS' critical accounting estimates, see Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in EGTS' assumptions regarding critical accounting estimates since December 31, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2023. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2023. Refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 7 of the Notes to Consolidated Financial Statements of Nevada Power and Note 8 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2024.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

The following disclosures reflect material updates to legal proceedings and should be read in conjunction with Item 3 of Berkshire Hathaway Energy's and PacifiCorp's Annual Reports on Form 10-K for the year ended December 31, 2023.

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

As described below, a significant number of complaints and demands alleging similar claims have been filed in Oregon and California related to the 2020 Wildfires. As of March 31, 2024, amounts sought in the complaints and demands filed in Oregon and in certain demands made in California totaled approximately $7 billion, excluding any doubling or trebling of damages included in the complaints and those settled. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. The complaints and demands filed in Oregon generally seek doubling of economic damages under Oregon law, which provides for such doubling in the event the wildfire is determined to have occurred as a result of recklessness, gross negligence, willfulness or malice. Additionally, those complaints and demands filed in Oregon that involve damages associated with forestry, trees or shrubbery generally seek trebling of damages claimed under Oregon law, which provides for such trebling in the event the damages are determined to have occurred by willful and intentional acts and without consent. In April 2024 and as described below, a mass complaint was filed by 1,000 individual class members in James seeking $30 billion of economic and noneconomic damages, as well as doubling of economic damages and punitive damages. Amounts sought for any doubling or trebling of damages are excluded from the amounts described below.

Multiple complaints have also been filed in California for the 2022 McKinney Fire for which the damages sought have not been specified.

Investigations into the causes and origins of the Wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

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

Hitchcock et al. v. PacifiCorp and Consolidated California Slater Fire Cases

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

The following complaints also filed in California Superior Court, Sacramento County, California have been consolidated into the Hitchcock case: Hillman complaint filed January 29, 2021, approximately 234 plaintiffs; Franklin complaint filed February 17, 2022, approximately 43 plaintiffs; Ormsby complaint filed April 18, 2022, approximately four plaintiffs; Hodges complaint filed August 23, 2022, approximately 26 plaintiffs; Nixon complaint filed August 31, 2022, approximately two plaintiffs; Bleeg complaint filed September 1, 2022, approximately 17 plaintiffs; Sanchez complaint filed September 7, 2022, approximately 10 plaintiffs; Lemon complaint filed September 2, 2022, approximately 186 plaintiffs; Duval complaint filed September 29, 2022, approximately 24 plaintiffs; Fernandez complaint filed August 17, 2023, approximately 51 plaintiffs; Thomason complaint filed September 7, 2023, approximately four plaintiffs; and Bledsoe complaint filed September 28, 2023, approximately three plaintiffs.

The complaints make similar allegations as those described above for the Slater Fire and do not specify the amount of damages sought.

In 2023, PacifiCorp settled certain claims in the consolidated Hitchcock case for $8 million representing three individual plaintiffs and one commercial timber plaintiff. In the three-month period ending March 31, 2024, PacifiCorp reached additional settlements totaling $60 million representing 165 plaintiffs, including settlement of the wrongful death claim and the Terran case described below. In April 2024, PacifiCorp reached additional settlements totaling $2 million representing 16 plaintiffs, including certain plaintiffs in the Franklin and Bleeg cases. As a result of the settlements, one bellwether trial in the Hitchcock consolidated cases remains scheduled for October 7, 2024.

Other Slater Fire Cases

On September 8, 2023, a subrogation complaint against PacifiCorp was filed captioned Travelers Commercial Insurance Company et al. v. PacifiCorp, Case No. 23CV008226 in California Superior Court, Sacramento County, California by four plaintiffs. The complaint makes similar allegations as those described above for the Slater Fire and does not specify the amount of damages sought. This case settled on February 12, 2024.

On August 10, 2022, a complaint against PacifiCorp was filed captioned Siskiyou County v. PacifiCorp, Case No. 34-2022-00324977 by one plaintiff in California Superior Court, Sacramento County. The complaint makes similar allegations as those described above for the Slater Fire and does not specify the amount of damages sought. In April 2023, PacifiCorp received a mediation demand from Siskiyou County for approximately $6 million in damages. A jury trial is scheduled for June 2, 2025.

On July 12, 2023, a complaint against PacifiCorp was filed captioned Susan Irene Terran et. al v. PacifiCorp, Case No. 23CV27759 in Multnomah County Circuit Court in Oregon, by approximately six plaintiffs. The complaint makes similar allegations as those described above for the Slater Fire and seeks various damages, including economic damages of approximately $10 million based on $1 million for each of the five individual plaintiffs and $5 million for the one non-individual plaintiff. The complaint seeks noneconomic damages to be determined at trial. The Terran case has settled.

Black et al. v. PacifiCorp and Consolidated Oregon Slater Fire Cases

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

United States – Loss and Damages to Federal Lands – Slater Fire

PacifiCorp received a notice of indebtedness from the U.S. Department of Agriculture Forest Service ("USFS") indicating that PacifiCorp owes $356 million for fire suppression costs, natural resource damages and burned area emergency response costs incurred by the USFS associated with the Slater fire in California. The notice further indicates that the alleged amounts owed may not include all environmental damages to which the USFS may be entitled and which the U.S. may seek to recover if further action is taken to resolve the debt. Additional charges for interest, penalties and administrative costs may also be sought associated with amounts considered overdue. In January 2024, PacifiCorp received correspondence from the U.S. Department of Justice ("USDOJ") indicating its intent to litigate the matter due to PacifiCorp not having paid the $356 million. PacifiCorp is actively cooperating with the USDOJ on resolving these alleged claims, including through the pursuit of alternative dispute resolution.

2020 Oregon Wildfires, Excluding Slater Fire

As described below, a significant number of complaints on behalf of plaintiffs associated with the 2020 Wildfires have been filed in Oregon in addition to those described above for the Slater Fire. The plaintiffs generally allege: (i) negligence due in part to alleged failure to comply with certain Oregon statutes and administrative rules, including those issued by the OPUC; (ii) gross negligence alleged in the form of willful, wanton and reckless disregard of known risks to the public; (iii) trespass; (iv) nuisance; (v) inverse condemnation; (vi) pre- and post-judgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The complaints generally assert claims for: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities; (ii) damages for real and personal property and other economic losses; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of forestry, trees and shrubbery; and (v) double the damages for the costs of litigation and reforestation. Certain complaints include wrongful death claims as described below. The plaintiffs generally demand a trial by jury and reserve their right to further amend their complaints to allege claims for punitive damages.

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

On April 29, 2024, a complaint against PacifiCorp naming 1,000 individual class members was filed in Multnomah County Circuit Court, Oregon, captioned Shane A Henson et al. v. PacifiCorp et al., referencing James Case No. 20CV33885 as the lead case. The April 2024 James complaint makes damages only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages. The April 2024 James complaint also asserts doubling of economic damages for each individual class member. The class members demand a trial by jury.

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

In September 2023, the Multnomah County Circuit Court ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the June 2023 James verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under ORS 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp's request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the jury verdict, the Multnomah County Circuit Court doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court granted in large part the offset request. In April 2024, the Multnomah County Circuit Court entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict. PacifiCorp has requested that the Multnomah County Circuit Court judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the March 2024 jury verdict once judgment is entered.

As described below, in March 2024, settlement was reached with five commercial timber plaintiffs in the James consolidated cases, and the jury trial scheduled for April 2024 was cancelled.

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

Cady filed April 26, 2022, in Multnomah County Circuit Court, Oregon. The Cady case was filed by 21 individuals seeking approximately $105 million in economic damages based on $5 million per each of the 21 individual plaintiffs in connection with the Echo Mountain Complex fire. The individual plaintiffs also seek noneconomic damages to be determined at trial. In March 2024, a settlement was reached resulting in cancellation of the jury trial that was previously scheduled to begin May 6, 2024.

Logan filed September 2, 2022, in Multnomah County Circuit Court, Oregon. The Logan case was filed by five individuals seeking approximately $35 million in economic damages based on $5 million for each of the four individual plaintiffs and $15 million for the one non-individual plaintiff. In March 2024, a settlement was reached resulting in cancellation of the jury trial that was previously scheduled to begin May 6, 2024.

Bell filed September 7, 2022, in Multnomah County Circuit Court, Oregon by 59 plaintiffs seeking $35 million in damages, including economic and noneconomic damages.

Freres Timber filed September 1, 2022, in Multnomah County Circuit Court, Oregon. The complaint, as amended on October 18, 2023, was filed by three commercial plaintiffs seeking approximately $7 million in economic damages and $2 million of punitive damages. In March 2024, a settlement was reached, and the jury trial scheduled for April 2024 was cancelled.

CW Specialty Lumber, Inc. filed December 6, 2022, in Multnomah County Circuit Court, Oregon. The complaint, as amended on October 17, 2023, was filed by two commercial timber plaintiffs each seeking approximately $10 million in economic damages and $3 million in punitive damages. In March 2024, a settlement was reached, and the jury trial scheduled for April 2024 was cancelled.

The settlements reached with the various James plaintiffs in March 2024 totaled $29 million.

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

On September 2, 2022, a complaint against PacifiCorp associated with the Archie Creek Fire was filed captioned Beamer et. al v. PacifiCorp, Case No. 22CV29851 in Oregon Circuit Court in Douglas County, Oregon by approximately 36 plaintiffs, seeking more than $190 million in economic damages based on $5 million for each of the 35 individual plaintiffs and $15 million for the one non-individual plaintiff and makes allegations similar to those described above. The individual plaintiffs also seek noneconomic damages to be determined at trial. As a result of the December 2023 settlement, claims associated with approximately 27 plaintiffs in the Beamer case were resolved. In February 2024, the Oregon Circuit Court dismissed all but one remaining plaintiff. In April 2024, in response to the one remaining plaintiff in Beamer filing a letter indicating the intent to dismiss their claims, the Oregon Circuit Court entered the dismissal.

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

On October 7, 2021, a complaint against PacifiCorp was filed captioned Estate of Cathy Lynn Cook et. al v. PacifiCorp et. al, Case No. 21CV35076 ("Cook") in Oregon Circuit Court in Multnomah County, Oregon, approximately two plaintiffs, seeking a minor amount of economic damages and approximately $40 million in noneconomic damages associated with the Beachie Creek Fire, makes allegations similar to those described above and includes wrongful death claims. On February 5, 2024, the complaint was amended to add a request for $200 million in punitive damages. The Cook case is set for trial starting August 5, 2024, through August 16, 2024.

On October 7, 2021, a complaint against PacifiCorp was filed captioned Angela Mosso et. al v. PacifiCorp et. al, Case No. 21CV35069 in Oregon Circuit Court in Multnomah County, Oregon, approximately four plaintiffs, seeking approximately $10 million in economic damages and $90 million in noneconomic damages associated with the Beachie Creek Fire, makes allegations similar to those described above and includes wrongful death claims. On February 5, 2024, the complaint was amended to add a request for $400 million in punitive damages. On April 18, 2024, a second amended complaint was filed increasing noneconomic damages to $200 million and decreasing punitive damages to $330 million for total damages sought of $540 million. The Mosso case is set for trial starting July 5, 2024, through July 19, 2024.

In April 2024, the Oregon Circuit Court in Multnomah County denied plaintiffs' motions for summary judgment in Cook and Mosso to utilize the June 2023 verdict in James to establish fire causation and negligence for the Cook and Mosso trials.

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

On July 14, 2023, a complaint against PacifiCorp was filed captioned Elk Cove Vineyards, Inc. v. PacifiCorp, Case No. 23CV28258 in Oregon Circuit Court in Yamhill County, Oregon, one plaintiff, seeking approximately $3 million in economic damages associated with multiple fires and makes allegations similar to those described above. On March 13, 2024, the complaint was amended to add 12 plaintiffs, with all plaintiffs collectively seeking approximately $25 million in economic damages. The Elk Cove Vineyards, Inc. case is set for trial starting April 1, 2025 through May 9, 2025.

On July 14, 2023, a complaint against PacifiCorp was filed captioned Retraite, LLC, et. al v. PacifiCorp, Case No. 23CV28213 in Oregon Circuit Court in Polk County, Oregon, approximately four plaintiffs, seeking approximately $4 million in economic damages associated with multiple fires and makes allegations similar to those described above. The Retraite LLC case is set for trial starting February 3, 2025 through March 7, 2025.

On July 14, 2023, a complaint against PacifiCorp was filed captioned Brigadoon Vineyards, LLC v. PacifiCorp, Case No. 23CV28149 in Oregon Circuit Court in Lane County, Oregon seeking approximately $100,000 in economic damages associated with multiple fires and makes allegations similar to those described above. The Brigadoon Vineyards, LLC case is set for trial starting January 7, 2025 through January 28, 2025.

On July 24, 2023, a complaint against PacifiCorp was filed captioned Willamette Valley Vineyards Inc v. PacifiCorp, Case No. 23CV29519 in Oregon Circuit Court in Marion County, Oregon seeking approximately $3 million in economic damages associated with multiple fires and makes allegations similar to those described above. On March 29, 2024, the complaint was amended to add four plaintiffs, with all plaintiffs collectively seeking approximately $4 million in economic damages.

On September 1, 2022, a complaint against PacifiCorp was filed captioned Stroh Coastal Holdings LLC, v. PacifiCorp, Case No. 22CV29695 in Oregon Circuit Court in Multnomah County, Oregon, one plaintiff, seeking $1 million in economic damages associated with the Pike Road Fire and makes allegations similar to those described above. The Stroh Coastal Holdings LLC case is set for trial starting September 3, 2024, through September 13, 2024.

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

2022 McKinney Fire

Numerous complaints associated with the 2022 McKinney Fire have been filed in California Superior Court, Sacramento County, California on behalf of over 300 plaintiffs, including multiple insurers, as described below. The complaints generally allege: (i) inverse condemnation; (ii) negligence; (iii) trespass; (iv) nuisance; and (v) violation of certain sections of the California Public Utilities Code and the California Health & Safety Code and seek various damages, generally including: (i) economic damages; (ii) noneconomic damages; (iii) doubling or trebling of timber damages; (iv) punitive damages; (v) prejudgment interest; and (vi) attorneys' fees and other costs. Certain complaints include wrongful death claims as described below. The complaints do not specify the amount of damages sought.

On August 16, 2022, a complaint against PacifiCorp was filed, captioned Bridges et. al v. PacifiCorp, Case No. 34-2022-00325257, in California Superior Court, Sacramento County, California ("Bridges") by approximately five plaintiffs. The following complaints were filed and subsequently consolidated (or will be consolidated) into Bridges: Cogan filed August 23, 2022, approximately 12 plaintiffs, including a wrongful death claim; Shoopman filed August 26, 2022, approximately 61 plaintiffs, including a wrongful death claim; Lowe filed September 28, 2022, approximately two plaintiffs; Fraser filed November 9, 2022, approximately 180 plaintiffs; California Fair Plan Association, filed March 3, 2023, approximately 18 subrogation insurers; Corrales, filed April 6, 2023, approximately 30 plaintiffs; Murieen, filed April 20, 2023, approximately seven plaintiffs; Hickey, filed May 9, 2023, approximately five plaintiffs; and Volckhausen, filed May 9, 2023, one plaintiff; Huber, filed August 21, 2023, approximately three plaintiffs, including a wrongful death claim; CSAA filed December 21, 2023, one subrogation insurer.

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

On March 4, 2024, a complaint against PacifiCorp was filed, captioned Gabriel Hamilton et. al v. PacifiCorp, Case No. 24CV004099, in California Superior Court, Sacramento County, California ("Hamilton") by approximately 34 plaintiffs, including four insurance subrogation plaintiffs.

On March 28, 2024, a complaint against PacifiCorp was filed, captioned Mark Crawford et. al v. PacifiCorp, Case No. 24CV006043, in California Superior Court, Sacramento County, California ("Crawford") by approximately 37 plaintiffs.

On April 12, 2024, a complaint against PacifiCorp was filed, captioned Susanne White v. PacifiCorp, Case No. 2:24‑CV‑01112‑KJM‑DMC, in U.S. District Court for the Eastern District of California ("White") by one plaintiff.

On April 25, 2024, a complaint against PacifiCorp was filed, captioned Loretta D. Bartlett et. al v. PacifiCorp, Case No. 24CV008199, in California Superior Court, Sacramento County, California ("Bartlett") by approximately 30 plaintiffs.

BERKSHIRE HATHAWAY ENERGY

HomeServices, a subsidiary of BHE, is currently defending against several antitrust cases, all in federal district courts. In each case, plaintiffs claim HomeServices and certain of its subsidiaries (in one instance, HomeServices and BHE) conspired with co-defendants to artificially inflate real estate commissions by following and enforcing multiple listing service ("MLS") rules that require listing agents to offer a commission split to cooperating agents in order for the property to appear on the MLS ("Cooperative Compensation Rule"). None of the complaints specify damages sought. However, two cases allege Texas state law deceptive trade practices claims, for which plaintiffs have provided written notice of the damages sought totaling approximately $9 billion by separate notice as required by Texas law. The cases are captioned as follows.

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al., Case No. 19CV332, complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co- defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate (formerly Realogy Holdings Corp.) and RE/MAX, LLC reached settlement agreements with the plaintiffs. Subsequent to the trial, settlements were reached by Keller Williams and NAR on February 1, 2024 and March 15, 2024, respectively. All settlements are subject to court approval, which is scheduled for May 9, 2024, except for the NAR settlement for which the date is November 26, 2024. Final judgment has not yet been entered by the U.S. District Court for the Western District of Missouri. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices, HSF Affiliates, LLC and BHH Affiliates, LLC in the Burnett case as part of a proposed nationwide class settlement. The final settlement, which includes scheduled payments over the next four years, has yet to be filed with the court and is ultimately subject to court approval. If the settlement is not approved by the court, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

In December 2020, the Nosalek (formerly Bauman) v. HomeServices of America, Inc. et al., Case No. 20CV1244, complaint was filed in the U.S. District Court for the District of Massachusetts. This putative class action lawsuit was originally filed on behalf of named plaintiffs Gary Bauman, Mary Jane Bauman, and Jennifer Nosalek against the MLS Property Information Network, Inc. (MassPIN), Anywhere Real Estate (formerly Realogy Holdings Corp.), HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, Keller Williams Realty, Inc. and additional named defendants. In October 2021, the Baumans voluntarily dismissed themselves from the case, removing them as class representatives. A motion by HomeServices' defendants for summary judgment remains pending based on resolution of the motion for multidistrict litigation.

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

On March 21, 2024, the court granted plaintiffs' motion to consolidate the QJ case and the Martin case.

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

On March 20, 2024, the court consolidated the Boykin case with the Whaley case.

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

In March 2024, the Wang v. HomeServices of America, Inc. et al., Case No. 24CV02371, complaint was filed in the U.S. District Court for the Southern District of New York. This pro se action was filed against the NAR, the Real Estate Board of New York, Inc., and HomeServices of America, Inc., et al.

In March 2024, the first amended complaint in the Gibson v. National Association of Realtors, et al., Case No. 23CV00788, complaint was filed in the U.S. District Court for the Western District of Missouri. The putative class action lawsuit was brought on behalf of named plaintiffs Don Gibson, Lauren Criss and John Meiners against the NAR, BHE and additional named defendants.

On April 23, 2024, the court consolidated the Gibson case with the Umpa case.

In April 2024, the Burton v. HomeServices of America, Inc., et al. Case No. 7:24CV01800, complaint was filed in the U.S. District Court for the District of South Carolina. This putative class action was brought on behalf of named plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dena Fender against HomeServices of America, Inc., HSF Affiliates, LLC, et al. This is the second complaint filed by these plaintiffs; the first complaint was filed against the National Association of Realtors, Keller Williams Realty, Inc. et al. ("Burton I") and is still pending.

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2023.

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

BERKSHIRE HATHAWAY ENERGY

10.1
Sixth Amended and Restated Credit Agreement, dated as of March 22, 2024 among AltaLink Investments, L.P., as borrower, AltaLink Investment Management LTD., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (redacted).

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.1
Third Supplemental Indenture, dated as of May 31, 2022, by and between Sierra Pacific Power Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated September 18, 2023).

EASTERN ENERGY GAS

15.6	Awareness Letter of Independent Registered Public Accounting Firm.

31.13	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.14	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.13	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.14	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EASTERN GAS TRANSMISSION AND STORAGE

31.15	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.16	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.15	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.16	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 3, 2024	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 3, 2024	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 3, 2024	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 3, 2024	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 3, 2024	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: May 3, 2024	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: May 3, 2024	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)