Form 10-Q
period 2024-06-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2024-08-05
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
or
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
(An Iowa Corporation)
1615 Locust Street
Des Moines, Iowa 50309-3037
515-242-4300

001-05152	PACIFICORP	93-0246090
(An Oregon Corporation)
825 N.E. Multnomah Street, Suite 2000
Portland, Oregon 97232
888-221-7070

333-90553	MIDAMERICAN FUNDING, LLC	47-0819200
(An Iowa Limited Liability Company)
1615 Locust Street
Des Moines, Iowa 50309-3037
515-242-4300

333-15387	MIDAMERICAN ENERGY COMPANY	42-1425214
(An Iowa Corporation)
1615 Locust Street
Des Moines, Iowa 50309-3037
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
(A Delaware Corporation)
10700 Energy Way
Glen Allen, Virginia 23060
804-613-5100

Registrant	Former Address
BERKSHIRE HATHAWAY ENERGY COMPANY	666 Grand Avenue Des Moines, Iowa 50309-2580
MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY
EASTERN ENERGY GAS HOLDINGS, LLC	6603 West Broad Street
EASTERN GAS TRANSMISSION AND STORAGE, INC.	Richmond, Virginia 23230

Registrant	Securities registered pursuant to Section 12(b) of the Act:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	None
SIERRA PACIFIC POWER COMPANY	None
EASTERN ENERGY GAS HOLDINGS, LLC	None
EASTERN GAS TRANSMISSION AND STORAGE, INC.	None

Registrant	Name of exchange on which registered:
BERKSHIRE HATHAWAY ENERGY COMPANY	None
PACIFICORP	None
MIDAMERICAN FUNDING, LLC	None
MIDAMERICAN ENERGY COMPANY	None
NEVADA POWER COMPANY	None
SIERRA PACIFIC POWER COMPANY	None
EASTERN ENERGY GAS HOLDINGS, LLC	None
EASTERN GAS TRANSMISSION AND STORAGE, INC.	None
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are privately held by a limited group of investors. As of August 1, 2024, 75,627,913 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly owned by Berkshire Hathaway Energy Company. As of August 1, 2024, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of August 1, 2024.
All shares of outstanding common stock of MidAmerican Energy Company are owned by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of August 1, 2024, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are owned by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of August 1, 2024, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are owned by its parent company, NV Energy, Inc. As of August 1, 2024, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of August 1, 2024.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are owned by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of August 1, 2024, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Cove Point	Cove Point LNG, LP
Iroquois	Iroquois Gas Transmission System, L.P.

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred in September 2020
2022 McKinney Fire	A wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022
Wildfires	2020 Wildfires and 2022 McKinney Fire
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BART	Best Available Retrofit Technology
CCR	Coal Combustion Residuals
CPUC	California Public Utilities Commission
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
FIP	Federal Implementation Plan
GAAP	Accounting principles generally accepted in the United States of America
GHG	Greenhouse Gases
GTA	General Tariff Application
GWh	Gigawatt Hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
IUC	Iowa Utilities Commission
kV	Kilovolt
LNG	Liquefied Natural Gas
MATS	Mercury and Air Toxics Standards
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SCR	Selective Catalytic Reduction
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	33
PacifiCorp and its subsidiaries	79
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	114
Nevada Power Company and its subsidiaries	137
Sierra Pacific Power Company and its subsidiaries	160
Eastern Energy Gas Holdings, LLC and its subsidiaries	183
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	201

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2024, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$3,265	$1,565
Investments and restricted cash and cash equivalents	1,911	1,253
Trade receivables, net	2,685	2,667
Inventories	1,755	1,509
Mortgage loans held for sale	705	451
Regulatory assets	1,176	1,398
Other current assets	960	1,355
Total current assets	12,457	10,198

Property, plant and equipment, net	101,012	99,248
Goodwill	11,494	11,547
Regulatory assets	4,216	4,167
Investments and restricted cash and cash equivalents and investments	8,847	9,510
Other assets	3,112	3,170

Total assets	$141,138	$137,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,818	$3,175
Accrued interest	798	625
Accrued property, income and other taxes	1,007	828
Accrued employee expenses	499	354
Short-term debt	985	4,148
Current portion of long-term debt	3,895	2,740
Other current liabilities	2,227	1,551
Total current liabilities	12,229	13,421

BHE senior debt	11,455	13,101
BHE junior subordinated debentures	100	100
Subsidiary debt	41,020	36,231
Regulatory liabilities	6,876	6,644
Deferred income taxes	12,235	12,437
Other long-term liabilities	6,017	6,166
Total liabilities	89,932	88,100

Commitments and contingencies (Note 10)

Equity:
BHE shareholders' equity:
Common stock - 115 shares authorized, no par value, 76 shares issued and outstanding	—	—
Additional paid-in capital	5,573	5,573
Retained earnings	46,371	44,765
Accumulated other comprehensive loss, net	(2,033)	(1,904)
Total BHE shareholders' equity	49,911	48,434
Noncontrolling interests	1,295	1,306
Total equity	51,206	49,740

Total liabilities and equity	$141,138	$137,840

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Energy	$5,115	$4,933	$10,360	$10,404
Real estate	1,289	1,296	2,155	2,171
Total operating revenue	6,404	6,229	12,515	12,575

Operating expenses:
Energy:
Cost of sales	1,527	1,566	3,197	3,521
Operations and maintenance	1,310	1,151	2,545	2,334
Wildfire losses, net of recoveries (Note 10)	251	49	251	408
Depreciation and amortization	1,007	970	2,020	2,020
Property and other taxes	214	197	426	409
Real estate	1,240	1,250	2,326	2,170
Total operating expenses	5,549	5,183	10,765	10,862

Operating income	855	1,046	1,750	1,713

Other income (expense):
Interest expense	(675)	(599)	(1,366)	(1,185)
Capitalized interest	50	33	96	57
Allowance for equity funds	92	61	175	110
Interest and dividend income	134	127	250	213
Gains on marketable securities, net	329	303	206	1,002
Other, net	25	78	56	118
Total other income (expense)	(45)	3	(583)	315

Income before income tax expense (benefit) and equity income (loss)	810	1,049	1,167	2,028
Income tax expense (benefit)	(308)	(255)	(679)	(417)
Equity income (loss)	(125)	(99)	(164)	(137)
Net income	993	1,205	1,682	2,308
Net income attributable to noncontrolling interests	39	130	75	244
Net income attributable to BHE shareholders	954	1,075	1,607	2,064
Preferred dividends	—	9	—	17
Earnings on common shares	$954	$1,066	$1,607	$2,047

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Net income	$993	$1,205	$1,682	$2,308

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $1, $(4), $5 and $(7)	4	(7)	15	(11)
Foreign currency translation adjustment	(25)	232	(170)	331
Unrealized gains (losses) on cash flow hedges, net of tax of $6, $13, $8 and $(7)	19	39	26	(16)
Total other comprehensive (loss) income, net of tax	(2)	264	(129)	304

Comprehensive income	991	1,469	1,553	2,612
Comprehensive income attributable to noncontrolling interests	39	130	75	244
Comprehensive income attributable to BHE shareholders	$952	$1,339	$1,478	$2,368

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholders' Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, March 31, 2023	$850	$—	$6,298	$42,814	$(2,109)	$3,798	$51,651
Net income	—	—	—	1,075	—	130	1,205
Other comprehensive income	—	—	—	—	264	—	264
Preferred stock dividend	—	—	—	(9)	—	—	(9)
Distributions	—	—	—	—	—	(144)	(144)
Contributions	—	—	—	—	—	1	1
Other equity transactions	—	—	—	—	—	(8)	(8)
Balance, June 30, 2023	$850	$—	$6,298	$43,880	$(1,845)	$3,777	$52,960

Balance, December 31, 2022	$850	$—	$6,298	$41,833	$(2,149)	$3,807	$50,639
Net income	—	—	—	2,064	—	244	2,308
Other comprehensive income	—	—	—	—	304	—	304
Preferred stock dividend	—	—	—	(17)	—	—	(17)
Distributions	—	—	—	—	—	(269)	(269)
Contributions	—	—	—	—	—	3	3
Other equity transactions	—	—	—	—	—	(8)	(8)
Balance, June 30, 2023	$850	$—	$6,298	$43,880	$(1,845)	$3,777	$52,960

Balance, March 31, 2024	$—	$—	$5,573	$45,417	$(2,031)	$1,300	$50,259
Net income	—	—	—	954	—	39	993
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Distributions	—	—	—	—	—	(44)	(44)
Balance, June 30, 2024	$—	$—	$5,573	$46,371	$(2,033)	$1,295	$51,206

Balance, December 31, 2023	$—	$—	$5,573	$44,765	$(1,904)	$1,306	$49,740
Net income	—	—	—	1,607	—	75	1,682
Other comprehensive loss	—	—	—	—	(129)	—	(129)
Distributions	—	—	—	—	—	(84)	(84)
Other equity transactions	—	—	—	(1)	—	(2)	(3)
Balance, June 30, 2024	$—	$—	$5,573	$46,371	$(2,033)	$1,295	$51,206

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,682	$2,308
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(206)	(1,002)
Depreciation and amortization	2,044	2,045
Allowance for equity funds	(175)	(110)
Equity (income) loss, net of distributions	233	188
Net power cost deferrals	275	(446)
Amortization of net power cost deferrals	174	279
Other changes in regulatory assets and liabilities	(90)	(66)
Deferred income taxes and investment tax credits, net	(72)	(117)
Other, net	(11)	(93)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(457)	(60)
Derivative collateral, net	(38)	(224)
Pension and other postretirement benefit plans	(5)	(10)
Accrued property, income and other taxes, net	201	530
Accounts payable and other liabilities	505	52
Wildfires insurance receivable	360	(133)
Wildfires liability	160	524
Net cash flows from operating activities	4,580	3,665

Cash flows from investing activities:
Capital expenditures	(4,128)	(4,025)
Purchases of marketable securities	(195)	(155)
Proceeds from sales of marketable securities	892	1,798
Purchases of U.S. Treasury Bills	(1,287)	(3,294)
Proceeds from sales of U.S. Treasury Bills	—	231
Proceeds from maturities of U.S. Treasury Bills	723	1,775
Equity method investments	(13)	(20)
Other, net	(8)	16
Net cash flows from investing activities	(4,016)	(3,674)

Cash flows from financing activities:
Preferred dividends	—	(17)
Repayments of BHE senior debt	—	(400)
Proceeds from subsidiary debt	5,317	1,188
Repayments of subsidiary debt	(866)	(959)
Net (repayments of) proceeds from short-term debt	(3,162)	1,118
Distributions to noncontrolling interests	(85)	(269)
Other, net	(18)	(36)
Net cash flows from financing activities	1,186	625

Effect of exchange rate changes	(9)	7

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,741	623
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,811	1,817
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$3,552	$2,440

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024, other than the updates associated with the Company's estimates of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires"). Refer to Note 10 for further discussion of the 2020 Wildfires and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires".

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2024	2023
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$97,682	$96,195
Interstate natural gas pipeline assets	3-80 years	19,603	19,226
		117,285	115,421
Accumulated depreciation and amortization		(37,673)	(36,365)
Regulated assets, net		79,612	79,056

Nonregulated assets:
Independent power plants	2-50 years	8,557	8,484
Cove Point LNG facility	40 years	3,436	3,423
Other assets	2-30 years	2,898	2,874
		14,891	14,781
Accumulated depreciation and amortization		(4,019)	(3,856)
Nonregulated assets, net		10,872	10,925

		90,484	89,981
Construction work-in-progress		10,528	9,267
Property, plant and equipment, net		$101,012	$99,248

Construction work-in-progress includes $9.9 billion as of June 30, 2024 and $8.6 billion as of December 31, 2023, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2024	2023
Investments:
BYD Company Limited common stock	$1,739	$2,218
U.S. Treasury Bills	1,588	996
Rabbi trusts	521	487
Other	332	338
Total investments	4,180	4,039

Equity method investments:
BHE Renewables tax equity investments	3,761	4,058
Electric Transmission Texas, LLC	718	673
Iroquois Gas Transmission System, L.P.	592	599
Other	391	381
Total equity method investments	5,462	5,711

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	829	767
Other restricted cash and cash equivalents	287	246
Total restricted cash and cash equivalents and investments	1,116	1,013

Total investments and restricted cash and cash equivalents and investments	$10,758	$10,763

Reflected as:
Other current assets	$1,911	$1,253
Noncurrent assets	8,847	9,510
Total investments and restricted cash and cash equivalents and investments	$10,758	$10,763

Investments

Gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Unrealized gains recognized on marketable securities held at the reporting date	$236	$268	$150	$725
Net gains recognized on marketable securities sold during the period	93	35	56	277
Gains on marketable securities, net	$329	$303	$206	$1,002

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$3,265	$1,565
Investments and restricted cash and cash equivalents	270	224
Investments and restricted cash and cash equivalents and investments	17	22
Total cash and cash equivalents and restricted cash and cash equivalents	$3,552	$1,811

(5)    Recent Financing Transactions

Long-Term Debt

In May 2024, AltaLink, L.P. issued C$325 million of its 4.742% Senior Secured Notes, Series 2024-1 due May 2054. AltaLink, L.P. used the net proceeds from the sale of the notes to repay its C$350 million term note due June 6, 2024.

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

In January 2024, PacifiCorp issued $500 million of its 5.10% First Mortgage Bonds due February 2029, $700 million of its 5.30% First Mortgage Bonds due February 2031, $1.1 billion of its 5.45% First Mortgage Bonds due February 2034 and $1.5 billion of its 5.80% First Mortgage Bonds due January 2055, for a total of $3.8 billion. PacifiCorp initially used a portion of the net proceeds to repay outstanding short-term debt and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

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

Credit Facilities

In June 2024, BHE amended its existing $3.5 billion unsecured credit facility expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

In June 2024, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

In June 2024, PacifiCorp terminated its existing $900 million unsecured delayed draw term loan facility expiring in June 2025 and entered into a new $900 million 364-day unsecured credit facility expiring in June 2025. This new credit facility, similar to its existing $2.0 billion unsecured credit facility, provides for loans at a variable interest rate based on the Secured Overnight Financing Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities.

In June 2024, MidAmerican Energy amended its existing $1.5 billion unsecured credit facility expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

In June 2024, Nevada Power and Sierra Pacific each amended its existing $600 million and $400 million secured credit facilities expiring in June 2026. The amendments extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreements.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(50)	(34)	(67)	(35)
State income tax, net of federal income tax impacts	(2)	—	(1)	(2)
Income tax effect of foreign income	(1)	(3)	(2)	2
Effects of ratemaking	(3)	(3)	(4)	(3)
Equity earnings	(3)	(2)	(3)	(1)
Noncontrolling interest	(1)	(3)	(1)	(3)
Other	1	—	(1)	—
Effective income tax rate	(38)%	(24)%	(58)%	(21)%

Income tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the six-month periods ended June 30, 2024 and 2023 totaled $771 million and $700 million, respectively.

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

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the six-month periods ended June 30, 2024 and 2023 totaling $851 million and $864 million, respectively.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Pension:
Service cost	$5	$5	$8	$9
Interest cost	27	27	53	55
Expected return on plan assets	(33)	(31)	(64)	(62)
Settlement	—	—	—	(5)
Net amortization	2	3	4	7
Net periodic benefit cost	$1	$4	$1	$4

Other postretirement:
Service cost	$1	$2	$2	$3
Interest cost	8	7	15	14
Expected return on plan assets	(9)	(10)	(17)	(18)
Net amortization	—	—	(1)	(1)
Net periodic benefit credit	$—	$(1)	$(1)	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $5 million, respectively, during 2024. As of June 30, 2024, $6 million and $1 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Service cost	$2	$1	$3	$3
Interest cost	13	14	27	28
Expected return on plan assets	(19)	(21)	(39)	(40)
Net amortization	7	7	14	13
Net periodic benefit cost	$3	$1	$5	$4

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £9 million during 2024. As of June 30, 2024, £4 million, or $6 million, of contributions had been made to the United Kingdom pension plan.

(8)    Asset Retirement Obligations

In May 2024, the United States Environmental Protection Agency ("EPA") published its final rule on legacy coal combustion residuals ("CCR") surface impoundments and CCR management units ("CCRMUs") in the Federal Register. CCRMUs include CCR surface impoundments and landfills closed before October 19, 2015 and inactive CCR landfills. The final rule contains three main components: (1) a definition for legacy CCR surface impoundments, which are inactive surface impoundments at inactive generating facilities that must adhere to the same regulations as inactive CCR impoundments at active generating facilities, barring location restrictions and liner design criteria, with customized compliance deadlines; (2) groundwater monitoring, corrective action, closure, and post closure care requirements for CCRMUs, which may be located at active generating facilities and inactive generating facilities with a legacy CCR surface impoundment; and (3) the owners and operators of inactive generating facilities must identify the presence of legacy CCR surface impoundments and comply with all rule requirements for surface impoundments; and the owners and operators of active generating facilities and inactive generating facilities with a legacy CCR surface impoundment must prepare Facility Evaluation Reports ("FERs") that identify and describe the CCRMUs and determine whether closure is required. In a manner consistent with existing CCR rules, owners and operators must publish FERs on their CCR websites in two parts, within 15 months (Part 1) and 27 months (Part 2) of the final rule's effective date in November 2024. The Company is currently evaluating the final rule and does not anticipate identifying any legacy surface impoundments, but does anticipate identifying CCRMUs subject to the rule. Due to the number of site investigations warranted by this rule and the nature of engineering and other studies required at each site, the Company is unable to reasonably estimate the potential impact, which may be material, to its asset retirement obligations.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2024:
Assets:
Commodity derivatives	$—	$126	$7	$(41)	$92
Interest rate derivatives	39	46	12	—	97
Mortgage loans held for sale	—	705	—	—	705
Money market mutual funds	3,037	—	—	—	3,037
Debt securities:
U.S. government obligations	1,844	—	—	—	1,844
Corporate obligations	—	95	—	—	95
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	460	—	—	—	460
International companies	1,748	—	—	—	1,748
Investment funds	305	—	—	—	305
	$7,433	$975	$19	$(41)	$8,386
Liabilities:
Commodity derivatives	$(2)	$(202)	$(140)	$96	$(248)
Foreign currency exchange rate derivatives	—	(13)	—	—	(13)
Interest rate derivatives	—	(3)	(1)	2	(2)
	$(2)	$(218)	$(141)	$98	$(263)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2023:
Assets:
Commodity derivatives	$1	$121	$4	$(31)	$95
Interest rate derivatives	38	40	7	—	85
Mortgage loans held for sale	—	451	—	—	451
Money market mutual funds	1,310	—	—	—	1,310
Debt securities:
U.S. government obligations	1,253	—	—	—	1,253
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	427	—	—	—	427
International companies	2,226	—	—	—	2,226
Investment funds	268	—	—	—	268
	$5,523	$685	$11	$(31)	$6,188
Liabilities:
Commodity derivatives	$(7)	$(134)	$(95)	$54	$(182)
Foreign currency exchange rate derivatives	—	(8)	—	—	(8)
Interest rate derivatives	—	(7)	—	4	(3)
	$(7)	$(149)	$(95)	$58	$(193)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $57 million and $27 million as of June 30, 2024 and December 31, 2023, respectively.
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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2024:
Beginning balance	$(135)	$11	$(91)	$7
Changes included in earnings(1)	(2)	—	(5)	4
Changes in fair value recognized in net regulatory assets	(24)	—	(80)	—
Settlements	28	—	43	—
Ending balance	$(133)	$11	$(133)	$11

2023:
Beginning balance	$(150)	$15	$(59)	$6
Changes included in earnings(1)	1	(4)	10	5
Changes in fair value recognized in OCI	—	—	(3)	—
Changes in fair value recognized in net regulatory assets	(85)	—	(183)	—
Settlements	60	—	61	—
Ending balance	$(174)	$11	$(174)	$11

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

	As of June 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$56,470	$50,998	$52,172	$48,624
(10)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Fuel Contracts

During the six-month period ended June 30, 2024, PacifiCorp entered into certain coal supply and transportation agreements totaling $1.9 billion through 2030.

During the six-month period ended June 30, 2024, MidAmerican Energy entered into firm construction commitments totaling $150 million for the remainder of 2024 through 2025 related to the construction and repowering of wind-powered generating facilities in Iowa.

During the six-month period ended June 30, 2024, the Nevada Utilities entered into engineering, procurement and construction agreements along with equipment and materials agreements totaling $2.1 billion through 2028 for the Greenlink Nevada transmission expansion program that will be developed in western and northern Nevada.

During the six-month period ended June 30, 2024, Sierra Pacific entered into engineering, procurement and construction agreements along with equipment and materials agreements totaling $986 million for a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that will be developed in Churchill County, Nevada.

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

Lower Klamath Hydroelectric Project

In November 2022, the Federal Energy Regulatory Commission ("FERC") issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. Although PacifiCorp no longer owned the Lower Klamath Project, PacifiCorp continued to operate the facilities under an operation and maintenance agreement with the KRRC until each facility was ready for removal. PacifiCorp's obligations under the operations and maintenance agreement terminated in January 2024. Removal of the Copco No. 2 facility was completed in November 2023, and removal of the remaining three dams (J.C. Boyle, Copco No. 1 and Iron Gate) began in January 2024 and is anticipated to be completed in late 2024. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million contingency fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete. In May 2024, the KRRC communicated to PacifiCorp and the States that it expects to require the $45 million of contingency funds.

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

Wildfires

As of the date of this filing, a significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with 2020 Wildfires for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, the U.S. and Oregon Departments of Justice have informed PacifiCorp that they are contemplating filing actions against PacifiCorp in connection with certain of the Oregon 2020 Wildfires. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims through alternative dispute resolution.

As of June 30, 2024, amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $3 billion, excluding any doubling or trebling of damages included in the complaints and the mass complaints described below that seek $43 billion. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of the damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

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

Based on available information to date, PacifiCorp believes it is probable that losses will be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires. In May 2022, the Multnomah County Circuit Court Oregon granted issue class certification and consolidated the James case with several other cases. While PacifiCorp's pre-trial request for immediate appeal of the class certification was denied, it subsequently filed to appeal the class issues as described below.

In April 2023, the jury trial for James with respect to 17 named plaintiffs began in Multnomah County Circuit Court Oregon. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 named plaintiffs and to the class with respect to the four wildfires. The jury found PacifiCorp's conduct grossly negligent, reckless and willful as to each plaintiff and the entire class. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages.

In September 2023, the Multnomah County Circuit Court Oregon ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the June 2023 James verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp's request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court Oregon judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court Oregon granted in large part the offset request. In April 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict. PacifiCorp requested that the Multnomah County Circuit Court Oregon judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs and on May 6, 2024, the Multnomah County Circuit Court Oregon granted the offset request. In June 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the March 2024 James verdict. The limited judgment awards $38 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In July 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp further amended its appeal of the June 2023 James verdict to include the March 2024 jury verdict.

In March 2024, settlement was reached with five commercial timber plaintiffs in the James consolidated cases, and the jury trial scheduled for April 2024 was cancelled.

In April, May and July 2024, four separate mass complaints against PacifiCorp naming 1,443 individual class members were filed in Multnomah County Circuit Court Oregon referencing James as the lead case. These James mass complaints make damages only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the James mass complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described above that are being appealed.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service, the California Public Utilities Commission, PacifiCorp and various experts engaged by PacifiCorp.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,658 million through June 30, 2024. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through June 30, 2024, PacifiCorp paid $775 million in settlements associated with the 2020 Wildfires and paid an additional $246 million subsequent to June 30, 2024, for the Wildfires. To date, PacifiCorp has reached additional settlements associated with the Wildfires totaling $199 million that have yet to be paid. As a result of the settlements, various trials have been cancelled.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$1,705	$824	$1,723	$424
Accrued losses	251	141	251	541
Payments	(73)	(17)	(91)	(17)
Ending balance	$1,883	$948	$1,883	$948

As of June 30, 2024 and December 31, 2023, $445 million and $4 million of PacifiCorp's liability for estimated losses associated with the Wildfires is classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of June 30, 2024 reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of June 30, 2024 and December 31, 2023 is classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$149	$287	$499	$246
Accruals	—	92	—	133
Payments received	(10)	—	(360)	—
Ending balance	$139	$379	$139	$379

As of June 30, 2024, $15 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $124 million was included in Other assets on the Consolidated Balance Sheets. As of December 31, 2023, $350 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $149 million was included in Other assets on the Consolidated Balance Sheets. Insurance proceeds received to date relate to the 2020 Wildfires.

During the three-month period ended June 30, 2024 and 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $251 million and $49 million, respectively. During the six-month periods ended June 30, 2024 and 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $251 million and $408 million, respectively. No additional insurance recoveries beyond those accrued and received to date are expected to be available.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs. Subsequent to the trial, settlements were reached by Keller Williams and NAR on February 1, 2024 and March 15, 2024, respectively. The Anywhere Real Estate, RE/MAX, LLC and Keller Williams settlements received court approval on May 9, 2024, which has been appealed to the U.S. Court of Appeals for the Eighth Circuit. The NAR settlement is subject to court approval, which is scheduled for November 26, 2024. Final judgment has not yet been entered by the U.S. District Court for the Western District of Missouri.

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

(11)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended June 30, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,392	$579	$1,031	$—	$—	$—	$—	$(1)	$3,001
Retail gas	—	88	34	—	—	—	—	—	122
Wholesale	13	25	12	—	—	—	—	—	50
Transmission and distribution	42	13	19	354	—	165	—	—	593
Interstate pipeline	—	—	—	—	555	—	—	(26)	529
Other	29	—	1	—	—	—	—	—	30
Total Regulated	1,476	705	1,097	354	555	165	—	(27)	4,325
Nonregulated	—	—	2	26	274	32	330	—	664
Total Customer Revenue	1,476	705	1,099	380	829	197	330	(27)	4,989
Other revenue	13	25	—	32	8	1	48	(1)	126
Total	$1,489	$730	$1,099	$412	$837	$198	$378	$(28)	$5,115

	For the Six-Month Period Ended June 30, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,839	$1,064	$1,813	$—	$—	$—	$—	$(1)	$5,715
Retail gas	—	342	119	—	—	—	—	—	461
Wholesale	42	97	30	—	—	—	—	(1)	168
Transmission and distribution	83	28	39	620	—	332	—	—	1,102
Interstate pipeline	—	—	—	—	1,424	—	—	(71)	1,353
Other	55	—	1	—	1	—	—	—	57
Total Regulated	3,019	1,531	2,002	620	1,425	332	—	(73)	8,856
Nonregulated	—	2	3	49	531	63	626	—	1,274
Total Customer Revenue	3,019	1,533	2,005	669	1,956	395	626	(73)	10,130
Other revenue	18	40	2	63	9	1	99	(2)	230
Total	$3,037	$1,573	$2,007	$732	$1,965	$396	$725	$(75)	$10,360

	For the Three-Month Period Ended June 30, 2023
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,232	$569	$1,043	$—	$—	$—	$—	$—	$2,844
Retail gas	—	90	43	—	—	—	—	—	133
Wholesale	26	52	9	—	—	—	—	2	89
Transmission and distribution	34	13	19	244	—	166	—	—	476
Interstate pipeline	—	—	—	—	542	—	—	(27)	515
Other	24	—	—	—	(1)	—	—	—	23
Total Regulated	1,316	724	1,114	244	541	166	—	(25)	4,080
Nonregulated	—	1	—	33	270	30	376	1	711
Total Customer Revenue	1,316	725	1,114	277	811	196	376	(24)	4,791
Other revenue	11	34	5	29	7	(4)	61	(1)	142
Total	$1,327	$759	$1,119	$306	$818	$192	$437	$(25)	$4,933

	For the Six-Month Period Ended June 30, 2023
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,581	$1,060	$1,891	$—	$—	$—	$—	$—	$5,532
Retail gas	—	386	139	—	—	—	—	—	525
Wholesale	87	152	40	—	—	—	—	1	280
Transmission and distribution	72	27	37	525	—	331	—	—	992
Interstate pipeline	—	—	—	—	1,420	—	—	(83)	1,337
Other	56	—	—	—	1	—	—	—	57
Total Regulated	2,796	1,625	2,107	525	1,421	331	—	(82)	8,723
Nonregulated	—	4	1	78	536	70	681	1	1,371
Total Customer Revenue	2,796	1,629	2,108	603	1,957	401	681	(81)	10,094
Other revenue	15	50	10	57	34	(4)	149	(1)	310
Total	$2,811	$1,679	$2,118	$660	$1,991	$397	$830	$(82)	$10,404

(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Customer Revenue:
Brokerage	$1,190	$1,202	$1,984	$2,001
Franchise	14	15	26	27
Total Customer Revenue	1,204	1,217	2,010	2,028
Mortgage and other revenue	85	79	145	143
Total	$1,289	$1,296	$2,155	$2,171

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2024, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

BHE Pipeline Group	$3,035	$19,387	$22,422

(12)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive (loss) income, net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts on	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2022	$(390)	$(1,896)	$135	$2	$(2,149)
Other comprehensive (loss) income	(11)	331	(16)	—	304
Balance, June 30, 2023	$(401)	$(1,565)	$119	$2	$(1,845)

Balance, December 31, 2023	$(426)	$(1,550)	$71	$1	$(1,904)
Other comprehensive income (loss)	15	(170)	26	—	(129)
Balance, June 30, 2024	$(411)	$(1,720)	$97	$1	$(2,033)

(13)    Segment Information

The Company's reportable segments with foreign operations include Northern Powergrid, whose business is principally in the United Kingdom, and BHE Transmission, whose business includes operations in Canada. Intersegment eliminations and adjustments, including the allocation of goodwill, have been made. Information related to the Company's reportable segments is shown below (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
PacifiCorp	$1,489	$1,327	$3,037	$2,811
MidAmerican Funding	730	759	1,573	1,679
NV Energy	1,099	1,119	2,007	2,118
Northern Powergrid	412	307	732	661
BHE Pipeline Group	837	818	1,965	1,991
BHE Transmission	198	192	396	397
BHE Renewables	378	437	725	830
HomeServices	1,289	1,296	2,155	2,171
BHE and Other(1)	(28)	(26)	(75)	(83)
Total operating revenue	$6,404	$6,229	$12,515	$12,575

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Depreciation and amortization:
PacifiCorp	$287	$279	$579	$558
MidAmerican Funding	228	226	455	460
NV Energy	138	153	277	305
Northern Powergrid	85	85	173	170
BHE Pipeline Group	143	95	282	267
BHE Transmission	58	65	116	126
BHE Renewables	68	67	135	133
HomeServices	12	12	24	25
BHE and Other(1)	—	—	3	1
Total depreciation and amortization	$1,019	$982	$2,044	$2,045

Operating income:
PacifiCorp	$(114)	$131	$41	$(36)
MidAmerican Funding	85	118	161	206
NV Energy	155	117	216	174
Northern Powergrid	225	121	355	267
BHE Pipeline Group	334	368	998	952
BHE Transmission	84	76	169	164
BHE Renewables	59	89	40	20
HomeServices	49	46	(171)	1
BHE and Other(1)	(22)	(20)	(59)	(35)
Total operating income	855	1,046	1,750	1,713
Interest expense	(675)	(599)	(1,366)	(1,185)
Capitalized interest	50	33	96	57
Allowance for equity funds	92	61	175	110
Interest and dividend income	134	127	250	213
Gains on marketable securities, net	329	303	206	1,002
Other, net	25	78	56	118
Total income before income tax expense (benefit) and equity income (loss)	$810	$1,049	$1,167	$2,028

Interest expense:
PacifiCorp	$185	$134	$377	$258
MidAmerican Funding	110	85	218	169
NV Energy	72	64	145	127
Northern Powergrid	34	30	68	60
BHE Pipeline Group	43	39	83	78
BHE Transmission	38	38	75	75
BHE Renewables	34	43	69	88
HomeServices	2	4	6	8
BHE and Other(1)	157	162	325	322
Total interest expense	$675	$599	$1,366	$1,185

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Earnings on common shares:
PacifiCorp	$(76)	$107	$38	$(13)
MidAmerican Funding	234	233	469	482
NV Energy	109	90	136	124
Northern Powergrid	149	96	235	107
BHE Pipeline Group	234	187	733	556
BHE Transmission	69	58	135	122
BHE Renewables	138	206	239	285
HomeServices	43	34	(116)	—
BHE and Other(1)	54	55	(262)	384
Total earnings on common shares	$954	$1,066	$1,607	$2,047

	As of
	June 30,	December 31,
	2024	2023
Assets:
PacifiCorp	$35,733	$33,757
MidAmerican Funding	28,188	27,331
NV Energy	18,195	17,788
Northern Powergrid	9,823	9,596
BHE Pipeline Group	21,749	21,723
BHE Transmission	9,426	9,624
BHE Renewables	10,918	11,045
HomeServices	3,601	3,407
BHE and Other(1)	3,505	3,569
Total assets	$141,138	$137,840

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue by country:
U.S.	$5,816	$5,749	$11,430	$11,564
United Kingdom	406	295	719	628
Canada	176	173	353	350
Australia	5	12	10	33
Other	1	—	3	—
Total operating revenue by country	$6,404	$6,229	$12,515	$12,575

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Income before income tax expense (benefit) and equity income (loss) by country:
U.S.	$568	$914	$779	$1,733
United Kingdom	191	93	293	206
Canada	49	44	98	87
Australia	3	(3)	(1)	2
Other	(1)	1	(2)	—
Total income before income tax expense (benefit) and equity income (loss) by country	$810	$1,049	$1,167	$2,028
The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2024 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2023	$1,129	$2,102	$2,369	$950	$1,814	$1,492	$95	$1,596	$11,547
Foreign currency translation	—	—	—	(4)	—	(48)	—	—	(52)
Other	—	—	—	—	—	—	—	(1)	(1)
June 30, 2024	$1,129	$2,102	$2,369	$946	$1,814	$1,444	$95	$1,595	$11,494

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

BHE is a holding company that owns a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry and is a consolidated subsidiary of Berkshire Hathaway that, as of August 1, 2024, owned 92% of BHE's voting common stock. The balance of BHE's voting common stock is privately held by a limited group of investors.

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Operating revenue:
PacifiCorp	$1,489	$1,327	$162	12%	$3,037	$2,811	$226	8%
MidAmerican Funding	730	759	(29)	(4)	1,573	1,679	(106)	(6)
NV Energy	1,099	1,119	(20)	(2)	2,007	2,118	(111)	(5)
Northern Powergrid	412	307	105	34	732	661	71	11
BHE Pipeline Group	837	818	19	2	1,965	1,991	(26)	(1)
BHE Transmission	198	192	6	3	396	397	(1)	—
BHE Renewables	378	437	(59)	(14)	725	830	(105)	(13)
HomeServices	1,289	1,296	(7)	(1)	2,155	2,171	(16)	(1)
BHE and Other	(28)	(26)	(2)	(8)	(75)	(83)	8	10
Total operating revenue	$6,404	$6,229	$175	3%	$12,515	$12,575	$(60)	—%

Earnings on common shares:
PacifiCorp	$(76)	$107	$(183)	* %	$38	$(13)	$51	* %
MidAmerican Funding	234	233	1	—	469	482	(13)	(3)
NV Energy	109	90	19	21	136	124	12	10
Northern Powergrid	149	96	53	55	235	107	128	*
BHE Pipeline Group	234	187	47	25	733	556	177	32
BHE Transmission	69	58	11	19	135	122	13	11
BHE Renewables(1)	138	206	(68)	(33)	239	285	(46)	(16)
HomeServices	43	34	9	26	(116)	—	(116)	*
BHE and Other	54	55	(1)	(2)	(262)	384	(646)	*
Total earnings on common shares	$954	$1,066	$(112)	(11)%	$1,607	$2,047	$(440)	(21)%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

*    Not meaningful

Earnings on common shares decreased $112 million for the second quarter of 2024 compared to 2023. Included in these results was a pre-tax gain in the second quarter of 2024 of $326 million ($257 million after-tax) compared to a pre-tax gain in the second quarter of 2023 of $293 million ($231 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the second quarter of 2024 was $697 million, a decrease of $138 million, or 17%, compared to adjusted earnings on common shares for the second quarter of 2023 of $835 million.

Earnings on common shares decreased $440 million for the first six months of 2024 compared to 2023. Included in these results was a pre-tax gain in the first six months of 2024 of $189 million ($149 million after-tax) compared to a pre-tax gain in the first six months of 2023 of $984 million ($777 million after-tax) related to the Company's investment in BYD. Excluding the impact of this item, adjusted earnings on common shares for the first six months of 2024 was $1,458 million, an increase of $188 million, or 15%, compared to adjusted earnings on common shares for the first six months of 2023 of $1,270 million.

The decreases in earnings on common shares for the second quarter and for the first six months of 2024 compared to 2023 were primarily due to the following:
•The Utilities' earnings decreased $163 million for the second quarter and increased $50 million for the first six months of 2024 compared to 2023. Wildfire loss accruals, net of expected insurance recoveries, were $202 million higher for the second quarter of 2024 and $157 million lower for the first six months of 2024. The changes also included higher electric utility margin, higher allowances for equity and borrowed funds used during construction, a favorable income tax benefit from higher PTCs recognized and increased interest and dividend income, partially offset by increased operations and maintenance expense and higher interest expense. Electric retail customer volumes increased 3.2% for the first six months of 2024 compared to 2023, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather;
•Northern Powergrid's earnings increased $53 million for the second quarter and $128 million for the first six months of 2024 compared to 2023, primarily due to higher distribution revenue and lower income tax expense from charges recognized in 2023 related to the Energy Profits Levy income tax and a group relief tax claim recognized in 2024, partially offset by unfavorable operating performance at the gas exploration business and higher distribution-related operating and depreciation and amortization expenses. Units distributed increased 0.5% for the first six months of 2024 compared to 2023 mainly due to higher customer usage;
•BHE Pipeline Group's earnings increased $47 million for the second quarter and $177 million for the first six months of 2024 compared to 2023, primarily due to the acquisition of an additional 50% limited partner interest in Cove Point on September 1, 2023, and higher margin on gas sales from system balancing activities and higher transportation revenue at Northern Natural Gas for the first six months;
•BHE Renewables' earnings decreased $68 million for the second quarter and $46 million for the first six months of 2024 compared to 2023, primarily due to lower earnings from the wind tax equity investment portfolio and gains on the extinguishment of debt recognized in the second quarter of 2023, partially offset by higher earnings from the retail energy services business, largely due to favorable changes in unrealized positions on derivative contracts, for the first six months;
•HomeServices' earnings increased $9 million for the second quarter and decreased $116 million for the first six months of 2024 compared to 2023, primarily due to a charge of approximately $140 million recognized in the first quarter of 2024 associated with a settlement reached in the ongoing real estate industry litigation matters offset by higher mortgage earnings from lower compensation and occupancy costs, and higher revenues due to an increase in average loan size caused by lower inventory driving an increase in average home sales prices; and
•BHE and Other's earnings decreased $1 million for the second quarter and $646 million for the first six months of 2024 compared to 2023. The decrease for the first six months was primarily due to the $628 million unfavorable comparative change related to the Company's investment in BYD Company Limited.

Reportable Segment Results

PacifiCorp

Operating revenue increased $162 million for the second quarter of 2024 compared to 2023, primarily due to higher retail revenues of $163 million, partially offset by lower wholesale and other revenue of $1 million. Retail revenue increased primarily due to price impacts of $86 million from higher average rates, largely from tariff changes, and $77 million from higher retail volumes. Retail customer volumes increased 6.9%, primarily due to higher customer usage and an increase in the average number of customers. Wholesale and other revenue decreased mainly due to lower wholesale volumes and lower average wholesale prices, partially offset by higher wheeling revenue.

Earnings decreased $183 million for the second quarter of 2024 compared to 2023, primarily due to higher wildfire loss accruals, net of expected insurance recoveries, of $202 million, increased operations and maintenance expense of $76 million and unfavorable interest expense of $51 million due to debt issuances in May 2023 and January 2024. These items were partially offset by higher utility margin of $42 million, higher allowances for equity and borrowed funds used during construction of $32 million and increased interest and dividend income of $24 million. Operations and maintenance expense increased due to higher vegetation management and other wildfire mitigation costs, increased insurance premiums, higher employee labor and benefit expenses and increased legal expenses. Utility margin increased primarily due to higher retail rates and volumes, partially offset by unfavorable deferred net power costs, higher thermal generation costs and higher purchased power costs.

Operating revenue increased $226 million for the first six months of 2024 compared to 2023, primarily due to higher retail revenues of $268 million, partially offset by lower wholesale and other revenue of $42 million. Retail revenue increased primarily due to price impacts of $202 million from higher average rates, largely from tariff changes, and $66 million from higher retail volumes. Retail customer volumes increased 3.3%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather. Wholesale and other revenue decreased mainly due to lower wholesale volumes and lower average wholesale prices, partially offset by higher wheeling revenue.

Earnings increased $51 million for the first six months of 2024 compared to 2023, primarily due to lower wildfire loss accruals, net of expected insurance recoveries, of $157 million, higher utility margin of $88 million, increased allowances for equity and borrowed funds used during construction of $69 million and higher interest and dividend income of $63 million. These items were partially offset by increased operations and maintenance expense of $146 million, unfavorable interest expense of $119 million due to debt issuances in May 2023 and January 2024, higher depreciation and amortization expense of $21 million and an unfavorable income tax benefit from valuation allowance changes on state net operating loss carryforwards recognized in 2023. Utility margin increased primarily due to higher retail rates and volumes and lower thermal generation costs, partially offset by higher purchased power costs, unfavorable deferred net power costs and lower wholesale volumes and average prices. Operations and maintenance expense increased due to higher insurance premiums, increased vegetation management and other wildfire mitigation costs, higher legal expenses and increased employee labor and benefit expenses.

MidAmerican Funding

Operating revenue decreased $29 million for the second quarter of 2024 compared to 2023, primarily due to lower electric operating revenue of $26 million. Electric operating revenue decreased due to lower wholesale and other revenue of $34 million, partially offset by higher retail revenue of $8 million. Electric wholesale and other revenue decreased mainly due to lower average wholesale prices of $30 million and lower wholesale volumes of $6 million. Electric retail revenue increased primarily due to higher customer usage of $15 million and price impacts of $4 million from changes in sales mix, partially offset by lower recoveries through adjustment clauses of $9 million (fully offset in expense, mainly cost of sales). Electric retail customer volumes increased 3.3%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather.

Earnings increased $1 million for the second quarter of 2024 compared to 2023, primarily due to a favorable income tax benefit, mainly from higher PTCs of $41 million, higher allowances for equity and borrowed funds used during construction of $8 million and increased interest and dividend income of $5 million. These items were partially offset by higher operations and maintenance expense of $32 million and increased interest expense of $25 million due to debt issuances in September 2023 and January 2024. Operations and maintenance expense increased primarily due to higher technology and other costs and increased general and plant maintenance costs. Electric utility margin was flat as lower wholesale revenue was offset by lower thermal generation costs and higher retail revenue.

Operating revenue decreased $106 million for the first six months of 2024 compared to 2023, primarily due to lower natural gas operating revenue of $52 million and lower electric operating revenue of $52 million. Natural gas operating revenue decreased primarily due to lower energy-related rates of $65 million (fully offset in cost of sales) from a lower average per-unit cost of natural gas sold and the unfavorable impact of weather of $6 million, partially offset by higher base rates of $17 million. Electric operating revenue decreased due to lower wholesale and other revenue of $54 million, partially offset by higher retail revenue of $2 million. Electric wholesale and other revenue decreased mainly due to lower average wholesale prices of $48 million and lower wholesale volumes of $9 million. Electric retail revenue increased primarily due to higher customer usage of $8 million and price impacts of $5 million from changes in sales mix, partially offset by the unfavorable impact of weather of $6 million and lower recoveries through adjustment clauses of $5 million (fully offset in expense, mainly cost of sales). Electric retail customer volumes increased 0.7%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather.

Earnings decreased $13 million for the first six months of 2024 compared to 2023, primarily due to higher interest expense of $49 million due to debt issuances in September 2023 and January 2024, increased operations and maintenance expense of $45 million, lower electric utility margin of $14 million and a one-time gain of $13 million on the sale of an investment recognized in 2023. These items were partially offset by a favorable income tax benefit, primarily from higher PTCs of $59 million, higher allowances for equity and borrowed funds used during construction of $15 million, increased interest and dividend income of $13 million and higher natural gas utility margin of $13 million. Operations and maintenance expense increased primarily due to higher technology and other costs and increased general and plant maintenance costs. Electric utility margin decreased primarily due to lower wholesale revenue, partially offset by lower thermal generation costs. Natural gas utility margin increased primarily due to higher base rates from tariff changes, partially offset by the unfavorable impact of weather.

NV Energy

Operating revenue decreased $20 million for the second quarter of 2024 compared to 2023, primarily due to lower electric operating revenue of $12 million and lower natural gas operating revenue of $9 million, largely due to lower rates (fully offset in costs of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue decreased primarily due to lower fully bundled energy rates (fully offset in cost of sales) of $50 million and lower regulatory-related revenue deferrals of $9 million, partially offset by higher customer volumes of $31 million and higher base rates of $13 million at Nevada Power. Electric retail customer volumes increased 9.4%, primarily due to the favorable impact of weather, an increase in the average number of customers and higher customer usage.

Earnings increased $19 million for the second quarter of 2024 compared to 2023, primarily due to higher electric utility margin of $37 million, a decrease in depreciation and amortization expense of $14 million, largely from lower regulatory amortizations, and higher allowances for equity and borrowed funds used during construction of $6 million. These items were partially offset by unfavorable interest and dividend income of $14 million, mainly from carrying charges on higher deferred energy balances in 2023, higher operations and maintenance expense of $13 million and increased interest expense of $9 million due to debt issuances in September 2023. Electric utility margin increased primarily due to higher retail volumes and higher base rates at Nevada Power, partially offset by lower regulatory-related revenue deferrals. Operations and maintenance expense increased primarily due to increased insurance premiums and higher general and plant maintenance costs.

Operating revenue decreased $111 million for the first six months of 2024 compared to 2023, primarily due to lower electric operating revenue of $93 million and lower natural gas operating revenue of $20 million, largely due to lower rates (fully offset in costs of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue decreased primarily due to lower fully bundled energy rates (fully offset in cost of sales) of $122 million and lower regulatory-related revenue deferrals of $15 million, partially offset by higher base rates of $25 million at Nevada Power and higher customer volumes of $23 million. Electric retail customer volumes increased 5.4%, primarily due to the favorable impact of weather, an increase in the average number of customers and higher customer usage.

Earnings increased $12 million for the first six months of 2024 compared to 2023, primarily due to higher electric utility margin of $28 million, a decrease in depreciation and amortization expense of $28 million, largely from lower regulatory amortizations, and higher allowances for equity and borrowed funds used during construction of $17 million. These items were partially offset by unfavorable interest and dividend income of $29 million, mainly from carrying charges on higher deferred energy balances in 2023, increased interest expense of $18 million due to debt issuances in September 2023 and higher operations and maintenance expense of $12 million. Electric utility margin increased primarily due to higher base rates at Nevada Power and higher retail volumes, partially offset by lower regulatory-related revenue deferrals. Operations and maintenance expense increased primarily due to increased insurance premiums and higher general and plant maintenance costs.

Northern Powergrid

Operating revenue increased $105 million for the second quarter of 2024 compared to 2023, primarily due to higher distribution revenue of $106 million and $3 million from the weaker U.S. dollar, partially offset by lower revenue at the gas exploration business of $7 million. Distribution revenue increased primarily due to higher tariff rates of $119 million from the impacts of inflation, partially offset by lower recoveries of Supplier of Last Resort payments of $12 million (largely offset in cost of sales). Units distributed increased 0.7% mainly due to higher customer usage. Revenue at the gas exploration business decreased due to lower gas production volumes.

Earnings increased $53 million for the second quarter of 2024 compared to 2023, primarily due to higher distribution revenue and lower income tax expense from a group tax relief claim recognized in 2024, partially offset by higher income tax expense from favorable adjustments recognized in 2023 related to the Energy Profits Levy income tax and higher distribution-related operating and depreciation and amortization expenses of $12 million.

Operating revenue increased $71 million for the first six months of 2024 compared to 2023, primarily due to higher distribution revenue of $79 million and $19 million from the weaker U.S. dollar, partially offset by lower revenue at the gas exploration business of $29 million. Distribution revenue increased primarily due to higher tariff rates of $119 million from the impacts of inflation, partially offset by lower recoveries of Supplier of Last Resort payments of $40 million (largely offset in cost of sales). Units distributed increased 0.5% mainly due to higher customer usage. Revenue at the gas exploration business decreased due to lower gas production volumes and prices.

Earnings increased $128 million for the first six months of 2024 compared to 2023, primarily due to higher distribution revenue and lower income tax expense from charges recognized in 2023 related to the Energy Profits Levy income tax and a group relief tax claim recognized in 2024, partially offset by unfavorable operating performance at the gas exploration business of $19 million and higher distribution-related operating and depreciation and amortization expenses of $21 million.

BHE Pipeline Group

Operating revenue increased $19 million for the second quarter of 2024 compared to 2023, primarily due to higher operating revenue of $32 million at Northern Natural Gas and higher non-regulated revenue of $10 million, partially offset by lower operating revenue of $24 million at BHE GT&S. The increase in operating revenue at Northern Natural Gas was primarily due to higher transportation revenue of $15 million due to higher volumes and rates and higher gas sales of $15 million from system balancing activities. The decrease in operating revenue at BHE GT&S was primarily due to lower revenues at Cove Point of $20 million largely from unfavorable variable revenue and storage-related service revenues, and a decrease in variable revenue related to natural gas storage park and loan activity of $8 million at EGTS.

Earnings increased $47 million for the second quarter of 2024 compared to 2023, primarily due to higher earnings of $47 million at BHE GT&S, partially offset by lower earnings of $3 million at Northern Natural Gas. The increase at BHE GT&S was primarily due to higher earnings at Cove Point of $52 million, largely due to the acquisition of an additional 50% limited partner interest in Cove Point on September 1, 2023, and lower operations and maintenance expense of $9 million largely from lower technology charges, partially offset by favorable property tax adjustments recognized in 2023 of $8 million and a decrease in variable revenue related to natural gas storage park and loan activity at EGTS. The decrease at Northern Natural Gas was primarily due to higher depreciation and amortization expense of $40 million, largely related to a rate case settlement in 2023, partially offset by higher margin on gas sales of $14 million from system balancing activities and higher transportation revenue.

Operating revenue decreased $26 million for the first six months of 2024 compared to 2023, primarily due to lower operating revenue of $70 million at BHE GT&S and $12 million at Kern River, largely due to a decline in variable transportation revenues from lower rates and volumes, partially offset by higher operating revenue of $39 million at Northern Natural Gas and higher non-regulated revenues of $17 million. The decrease in operating revenue at BHE GT&S was primarily due to lower revenues at Cove Point of $32 million largely from unfavorable variable revenue and storage-related service revenues, lower non-regulated revenue of $30 million (largely offset in cost of sales) from lower volumes and a decrease in variable revenue related to natural gas storage park and loan activity of $16 million at EGTS, partially offset by an increase in EGTS' regulated gas transmission and storage services revenue of $11 million largely due to higher volumes. The increase in operating revenue at Northern Natural Gas was primarily due to higher transportation revenue of $21 million due to higher volumes and rates and higher gas sales of $15 million from system balancing activities.

Earnings increased $177 million for the first six months of 2024 compared to 2023, primarily due to higher earnings of $131 million at BHE GT&S and higher earnings of $48 million at Northern Natural Gas. The increase at BHE GT&S was primarily due higher earnings at Cove Point of $108 million, largely due to the acquisition of an additional 50% limited partner interest in Cove Point on September 1, 2023, decreased cost of gas of $28 million from the unfavorable revaluation of volumes retained at EGTS in 2023 due to lower natural gas prices and lower operations and maintenance expense of $26 million largely from lower compensation costs and lower outside services. The increase at Northern Natural Gas was primarily due to higher margin on gas sales of $29 million from system balancing activities, higher transportation revenue and lower operations and maintenance expense of $13 million.

BHE Transmission

Operating revenue increased $6 million for the second quarter of 2024 compared to 2023, primarily due to the favorable impact of the AUC's approved return on equity rate increase at AltaLink and higher revenue from non-regulated wind-powered generating facilities from increased generation, partially offset by $3 million from the stronger U.S. dollar.

Earnings increased $11 million for the second quarter of 2024 compared to 2023, primarily due to the favorable impact of the AUC's approved return on equity rate increase at AltaLink, higher revenue from non-regulated wind-powered generating facilities and higher equity earnings at Electric Transmission Texas, LLC.

Operating revenue decreased $1 million for the first six months of 2024 compared to 2023, primarily due to lower revenue from non-regulated wind-powered generating facilities from lower generation and $3 million from the stronger U.S. dollar, partially offset by the favorable impact of the AUC's approved return on equity rate increase at AltaLink.

Earnings increased $13 million for the first six months of 2024 compared to 2023, primarily due to the favorable impact of the AUC's approved return on equity rate increase at AltaLink and higher equity earnings at Electric Transmission Texas, LLC, partially offset by lower revenue from non-regulated wind-powered generating facilities.

BHE Renewables

Operating revenue decreased $59 million for the second quarter of 2024 compared to 2023, primarily due to lower natural gas and electric retail energy services revenue of $51 million and lower geothermal revenue of $19 million due to lower generation, partially offset by higher wind revenue of $7 million and higher solar revenue $4 million from higher generation. Wind revenue increased primarily from higher generation, partially offset by unfavorable changes in the valuation of certain derivative contracts. Retail energy services revenue decreased mainly due to lower electric volumes and unfavorable natural gas and electric pricing, partially offset by higher natural gas volumes.

Earnings decreased $68 million for the second quarter of 2024 compared to 2023, primarily due to lower wind earnings of $52 million and lower geothermal and natural gas earnings of $9 million. Wind earnings were unfavorable due to decreased earnings from the wind tax equity investment portfolio of $26 million and lower earnings at owned wind projects of $26 million primarily due to gains on the extinguishment of debt recognized in 2023. Geothermal and natural gas earnings decreased due to lower generation, partially offset by a gain realized from assets contributed in the formation of a joint venture.

Operating revenue decreased $105 million for the first six months of 2024 compared to 2023, primarily due to lower natural gas and electric retail energy services revenue of $79 million, lower geothermal revenue of $31 million due to lower generation and lower wind revenue of $5 million, partially offset by higher solar revenue of $8 million from higher generation. Wind revenue decreased largely from unfavorable changes in the valuations of certain derivative contracts, partially offset by higher generation. Retail energy services revenue decreased mainly due to lower electric and natural gas volumes and unfavorable natural gas pricing.

Earnings decreased $46 million for the first six months of 2024 compared to 2023, primarily due to lower wind earnings of $83 million, partially offset by higher earnings of $43 million from the retail energy services business largely due to favorable changes in unrealized positions on derivative contracts. Wind earnings were unfavorable due to decreased earnings from the wind tax equity investment portfolio of $49 million and lower earnings at owned wind projects of $34 million primarily due to gains on the extinguishment of debt recognized in the second quarter of 2023 and unfavorable changes in the valuation of certain derivative contracts, partially offset by higher generation.

HomeServices

Operating revenue decreased $7 million for the second quarter of 2024 compared to 2023, primarily due to lower brokerage and settlement services revenue of $15 million, partially offset by higher mortgage revenue of $8 million. The decrease in brokerage and settlement services revenue resulted from a 5% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates. The increase in mortgage revenue was mainly due to a 4% increase in average loan size caused by low inventory driving an increase in average home sales prices.

Earnings increased $9 million for the second quarter of 2024 compared to 2023, primarily due to favorable mortgage earnings of $10 million mainly due to higher revenues and lower compensation costs.

Operating revenue decreased $16 million for the first six months of 2024 compared to 2023, primarily due to lower brokerage and settlement services revenue of $21 million, partially offset by higher mortgage revenue of $5 million. The decrease in brokerage and settlement services revenue resulted mainly from a 6% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates. The increase in mortgage revenue was mainly due to a 5% increase in average loan size caused by low inventory driving an increase in average home sales prices.

Earnings decreased $116 million for the first six months of 2024 compared to 2023, primarily due to a charge of approximately $140 million recognized in the first quarter of 2024 associated with a settlement reached in the ongoing real estate industry litigation matters, partially offset by higher mortgage earnings of $18 million mainly due to favorable operating expenses, including lower compensation and occupancy costs, and higher revenues.

BHE and Other

Earnings decreased $1 million for the second quarter of 2024 compared to 2023, primarily due to $32 million of lower federal income tax credits recognized on a consolidated basis, lower net interest and dividend income of $8 million related to the Company's investment in BYD Company Limited and higher technology and other administrative costs, partially offset by the $26 million favorable comparative change related to the Company's investment in BYD Company Limited and $9 million of lower dividends due to the final redemption of BHE's 4.00% Perpetual Preferred Stock issued to certain insurance subsidiaries of Berkshire Hathaway in December 2023.

Earnings decreased $646 million for the first six months of 2024 compared to 2023, primarily due to the $628 million unfavorable comparative change and lower net interest and dividend income of $21 million each related to the Company's investment in BYD Company Limited and higher technology and other administrative costs, partially offset by $17 million of lower dividends due to the final redemption of BHE's 4.00% Perpetual Preferred Stock issued to certain subsidiaries of Berkshire Hathaway in December 2023.

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

As of June 30, 2024, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$62	$1,289	$933	$180	$113	$72	$246	$370	$3,265

Credit facilities(1)	3,500	2,900	1,509	1,000	348	676	1,675	—	11,608
Less:
Short-term debt	(115)	—	—	—	(95)	(96)	(679)	—	(985)
Tax-exempt bond support and letters of credit	—	(218)	(306)	—	—	(1)	—	—	(525)
Net credit facilities	3,385	2,682	1,203	1,000	253	579	996	—	10,098

Total net liquidity(2)	$3,447	$3,971	$2,136	$1,180	$366	$651	$1,242	$370	$13,363
Credit facilities:
Maturity dates	2027	2025, 2027	2025, 2027	2027	2026	2026, 2027, 2028	2024, 2025, 2026

(1)Includes $95 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023, were $4.6 billion and $3.7 billion, respectively. The increase was primarily due to changes in working capital, including receipt of $360 million of insurance proceeds, and favorable operating results.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023, were $(4.0) billion and $(3.7) billion, respectively. The change was primarily due to lower proceeds from sales, net of purchases, of marketable securities of $946 million and higher capital expenditures of $103 million, partially offset by lower purchases, net of proceeds from sales and maturities, of U.S. Treasury Bills totaling $724 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2024, was $1.2 billion. Sources of cash totaled $5.3 billion and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $4.1 billion and consisted mainly of net repayments of short-term debt totaling $3.2 billion and repayments of subsidiary debt totaling $866 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024
Capital expenditures by business:
PacifiCorp	$1,529	$1,478	$3,169
MidAmerican Funding	763	738	1,878
NV Energy	889	899	1,932
Northern Powergrid	249	279	658
BHE Pipeline Group	406	403	1,143
BHE Transmission	86	120	254
BHE Renewables	59	180	561
HomeServices	19	3	15
BHE and Other(1)	25	28	27
Total	$4,025	$4,128	$9,637

Capital expenditures by type:
Wind generation	$615	$316	$1,317
Electric distribution	936	1,107	2,378
Electric transmission	733	708	1,806
Natural gas transmission and storage	304	304	930
Solar generation	251	49	298
Electric battery and pumped hydro storage	45	89	142
Wildfire mitigation	125	186	491
Other	1,016	1,369	2,275
Total	$4,025	$4,128	$9,637
(1)BHE and Other represents amounts related principally to other entities corporate functions and intersegment eliminations.

The Company's historical and forecast capital expenditures consisted mainly of the following:
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $63 million and $200 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $464 million for the remainder of 2024.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $40 million and $19 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for the repowering of wind-powered generating facilities totals $188 million for the remainder of 2024. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
◦Construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties at PacifiCorp totaling $157 million and $366 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $302 million for the remainder of 2024 and is primarily for the Rock River I, Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 640 MWs that are expected to be placed in‑service in 2024 and 2025.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $3 million for the six-month period ended June 30, 2024. Repowered facilities were placed in-service in the first quarter of 2024.

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
•Electric transmission includes both growth and operating expenditures. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investments primarily reflect costs associated with major transmission projects totaling $263 million and $285 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for major transmission segments that are expected to be placed in‑service in 2024 through 2031 totals $263 million for the remainder of 2024.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $65 million and $113 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $375 million for the remainder of 2024.
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
•Solar generation includes growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy. For the six-month periods ended June 30, 2024 and 2023, solar generation spending totaled $1 million and $10 million, respectively. Planned spending totals $20 million for the remainder of 2024.
◦Construction of solar-powered generating facilities at the Nevada Utilities totaled $14 million and $239 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending totals $124 million for the remainder of 2024. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that was developed in Clark County, Nevada which commenced commercial operation in May 2024 and a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific with commercial operations expected by early 2027.
◦Construction of a solar-powered generating facility at BHE Renewables totaling $32 million and $2 million for the six-month periods ended June 30, 2024 and 2023. Planned spending totals $99 million for the remainder of 2024. Construction includes expenditures for a 48-MW solar photovoltaic facility with an additional 48 MWs of co-located battery storage that will be developed in Rosamond, California. Commercial operations is expected by mid 2025.
•Electric battery and pumped hydro storage includes growth expenditures, including spending for the following:
◦Construction at the Nevada Utilities of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that was developed in Clark County, Nevada which commenced commercial operation in May 2024 and a 400-MW battery energy storage system co-located with a 400MW solar photovoltaic facility that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific with commercial operations expected by early 2026. Total spending was $88 million and $43 million for the six-month period ended June 30, 2024 and 2023, respectively. Planned spending totals $45 million for the remainder of 2024.

•Wildfire mitigation includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $155 million and $109 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for wildfire mitigation totals $232 million for the remainder of 2024, and is comprised of reducing wildfire risk in fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.
◦Expenditures at the Nevada Utilities totaling $17 million and $13 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for wildfire mitigation totals $67 million for the remainder of 2024, and is comprised of reducing wildfire risk in Tier 3 HTAs by rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of June 30, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

In May 2024, PacifiCorp filed its energy balancing account application to recover deferred net power costs from 2023. In the filing, PacifiCorp proposed to recover the amount over a two‑year period with interest, resulting in a first-year rate increase of $52 million, or 2.4%, effective on an interim basis July 1, 2024. In June 2024, the UPSC approved an interim rate change effective July 1, 2024. The UPSC rejected PacifiCorp's proposal to recover the incremental costs over two years, resulting in a rate increase of $256 million, or 11.6%.

In June 2024, PacifiCorp filed a general rate case requesting a rate increase of $667 million over two years. The request seeks an increase of $382 million, or 16.2%, effective February 28, 2025, and a second increase of $285 million, or 12.1%, effective January 1, 2026. The request included increased energy costs, capital investments in transmission and wind‑powered generating facilities and higher insurance premiums for third-party liability coverage.

Oregon

In February 2024, PacifiCorp filed a general rate case requesting a rate increase of $322 million, or 17.9%, to become effective January 1, 2025. The request included new capital investments in transmission and wind-powered generating facilities, higher insurance premiums for third-party liability coverage and proposed funding for a catastrophic fire fund. In July 2024, PacifiCorp filed updated testimony that removed the proposed funding for a catastrophic fire fund and included a reduction in the requested return on equity. As a result of the updates, the requested rate increase was revised to $214 million, or 11.9%.

In February 2024, PacifiCorp filed its transition adjustment mechanism requesting approval to update net power costs for 2025. The filing requested a rate decrease of $18 million, or 1.0%, subject to updates throughout the course of the proceeding, to become effective January 1, 2025. In July 2024, a joint stipulation and supporting testimony was filed settling all issues. Concurrent with the stipulation, PacifiCorp filed its transition adjustment mechanism reply update, which reflected a total rate decrease of $23 million, or 1.3%, subject to final net power cost updates in November 2024.

In May 2024, PacifiCorp filed its 2023 power cost adjustment mechanism requesting recovery of the difference between actual net power costs and base net power costs established in the 2023 transition adjustment mechanism. The filing requested recovery of $122 million, which PacifiCorp proposed to recover over a two‑year period with interest, resulting in a rate increase of $64 million, or 3.5%, effective October 1, 2024.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024. The requested rate increase included recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In September 2023, PacifiCorp filed updated testimony that included updated net power costs and increased insurance premium costs associated with third-party liability coverage. In November 2023, the WPSC approved a rate increase of $54 million, or 8.3%, effective January 1, 2024. The approved rate increase reflected a reduction in the requested return on equity compared to what was sought by PacifiCorp, the exclusion of the increased insurance premium costs and a reduction in net power costs determined by the WPSC. The WPSC's reduction in net power costs reflects the exclusion of the costs associated with the Washington Cap and Invest program. In January 2024, PacifiCorp filed an application for rehearing requesting the WPSC consider three items, including the WPSC's net power costs adjustment, costs associated with the Washington Cap and Invest program and the opportunity to revise PacifiCorp's initial revenue requirement request for updates, corrections and revisions reflected in rebuttal testimony. In April 2024, the WPSC denied a rehearing in an open meeting, and PacifiCorp is pursuing review of this decision in federal and state courts in Wyoming.

In April 2024, PacifiCorp filed its energy cost adjustment and renewable energy credit and sulfur dioxide credit mechanisms to recover deferred net power costs from 2023. The combined filing requested a rate increase of $86 million, or 12.3%, to be effective on an interim basis on July 1, 2024. In June 2024, PacifiCorp updated the filing to reduce the amount of deferred net power costs included in the request by $2 million. In July 2024, the WPSC approved an interim rate increase of $84 million, or 11.9%, effective July 1, 2024.

In August 2024, PacifiCorp filed a general rate case requesting a rate increase of $124 million, or 14.7%, to become effective June 1, 2025. The request included new capital investments in transmission and wind-powered generating facilities, a new insurance cost adjustment mechanism and proposed adjustments to the energy cost adjustment mechanism.

Washington

In March 2023, PacifiCorp filed a general rate case requesting a two-year rate plan with a rate increase that included recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In October 2023, PacifiCorp filed updated testimony that included updated net power costs, increased insurance premium costs and removal of some capital projects. In December 2023, a multi-party settlement stipulation was filed to update the requested rate increase to $14 million, or 3.4%, to become effective March 19, 2024, and $21 million, or 5.0%, to become effective March 1, 2025. A hearing on the settlement stipulation was held in January 2024, and the WUTC accepted the stipulation on March 19, 2024. PacifiCorp submitted the required compliance filings with an updated net power cost forecast, resulting in a rate increase of $11 million, or 2.7%, effective April 3, 2024.

In June 2024, PacifiCorp filed its power cost adjustment mechanism requesting recovery of deferred net power costs from 2023. The filing requested a rate increase of $81 million, or 20.0%, effective October 1, 2024.

Idaho

In April 2024, PacifiCorp filed its energy cost adjustment mechanism to recover deferred net power costs from 2023. The filing requested a rate increase of $33 million, or 10.5%, effective June 1, 2024. In May 2024, the IPUC approved a rate increase of $30 million, or 9.7%, effective June 1, 2024, that excluded costs associated with the Washington Cap and Invest program. In June 2024, PacifiCorp filed a petition for reconsideration of the disallowed costs. In July 2024, the IPUC granted the request for reconsideration, and PacifiCorp subsequently filed responses to questions posed within the associated IPUC order.

In May 2024, PacifiCorp filed a general rate case requesting a rate increase of $92 million over two years. The request seeks an increase of $66 million, or 19.4%, effective January 1, 2025, and a second increase of $26 million, or 7.4%, effective January 1, 2026. The request included increased energy costs, capital investments in transmission and wind‑powered generating facilities, higher insurance premiums for third-party liability coverage and proposed funding for a catastrophic fire fund.

California

In September 2023, PacifiCorp filed its 2024 combined energy cost adjustment clause ("ECAC") and GHG related costs application requesting an overall rate increase of $30 million, or 25.0%, effective March 1, 2024. Approximately $36 million of the increase is attributed to the ECAC rate, which is offset by a $6 million decrease to the GHG rate. In January 2024, PacifiCorp filed a joint motion for approval of the GHG portion of the filing. In March 2024, the CPUC approved the joint motion and the GHG related changes went into effect March 12, 2024 and April 1, 2024. In June 2024, PacifiCorp filed a joint motion for approval the ECAC portion of the filing. The joint motion would result in an overall rate increase of $23 million, or 19.3%. The ECAC settlement adjusted the ECAC balancing rate to be amortized over 21 months and maintained a one-year amortization for the ECAC offset rate. PacifiCorp anticipates CPUC approval of the settlement in the third quarter of 2024.

Deferral Accounting Treatment for Increased Costs Associated with Wildfires

In June 2023, PacifiCorp filed an application with the CPUC for authority to establish a Wildfire Expense Memorandum Account to track the costs associated with third-party liability from litigation due to the 2020 Wildfires, increased insurance premium costs associated with third-party liability coverage and costs associated with potential liability for future catastrophic wildfires. The CPUC issued a proposed decision in February 2024; however, in March 2024, PacifiCorp filed a motion to stay the proceeding in order to re-evaluate the allocation of wildfire liability costs to California customers, and in April 2024, the CPUC granted the stay until December 2024.

In August 2023, PacifiCorp filed deferral applications with the UPSC, the OPUC, the WUTC and the IPUC for costs associated with increased insurance premium costs associated with third-party liability coverage. In December 2023, PacifiCorp filed a deferral application with the WPSC for the increased insurance premium costs. The IPUC and the OPUC approved the request for authorization to defer the increased insurance premium costs in December 2023 and January 2024, respectively. In March 2024, the UPSC denied the application for deferral accounting. In April 2024, PacifiCorp filed a request for review and reconsideration of the legal conclusions in the UPSC order. In May 2024, the UPSC granted PacifiCorp's application for rehearing, and scheduling conferences are ongoing.

MidAmerican Energy

Iowa

In June 2023, MidAmerican Energy filed a request with the IUC for an increase in its Iowa retail natural gas rates, which would increase revenue by $39 million annually or increase retail customer's bills by an average of 6.1%. Interim rates of $31 million annually, or an average increase to customer's bills of 4.8%, were effective in June 2023. In January 2024, MidAmerican Energy filed a non-unanimous settlement with the Office of Consumer Advocate, which would allow for an increase in revenue of $30 million annually, or an average increase to customer's bills of 4.6%. On March 29, 2024, the IUC issued its order approving the non-unanimous settlement agreement and final rates were implemented on July 1, 2024.

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

On December 19, 2023, MidAmerican Energy and ITC Midwest filed motions for reconsideration that focused on the injunctive relief granted and asked the district court to correct legal errors in the order, including over breadth, and to lift the injunction as it relates to the LRTP Tranche 1 projects. MISO filed an amicus brief on February 6, 2024, arguing the Federal Power Act preempts the state court injunction and that the FERC has exclusive jurisdiction to challenge assignment of the projects. On March 19, 2024, the district court denied all pending motions and refused to consider MISO's amicus brief, noting that this did not preclude consideration of the amicus brief on appeal to the Iowa appellate courts, where amicus filings are specifically permitted. On April 17, 2024, MidAmerican Energy and ITC Midwest filed an appeal to the Iowa Supreme Court that challenges the application of the injunction to the LRTP Tranche 1 projects. On May 28, 2024, MISO issued a public notice that advised it was proceeding with a variance analysis under its tariff to assess actions that can be taken to mitigate the obstacle to construct posed by the district court injunction. The notice confirms the injunction did not change ownership of the projects or cause any project facility classification to be modified to a competitive transmission facility under MISO's tariff. It also confirms the injunction did not suspend either company's obligation to construct the projects under MISO's tariff. On July 2, 2024, MISO filed its amicus brief with the Iowa Supreme Court. On July 5, 2024, the Iowa Supreme Court, acting through a single justice, accepted MISO's amicus brief and issued an order that stays the part of the district court order that prevents construction of the LRTP Tranche 1 projects pending an order by the full court on the merits. The stay has been challenged and is pending review by a panel of three justices. There is no timeline for completion of the MISO variance process. MidAmerican Energy expects a ruling on appeal by late 2024 or early 2025. The litigation regarding the Right of First Refusal Law would only affect the manner in which MidAmerican Energy would secure the right to construct transmission lines that are eligible for regional cost allocation and are otherwise subject to competitive bidding under the MISO tariff; it does not negatively affect or implicate MidAmerican Energy's ongoing rights to construct any other transmission lines, including lines required to serve new or expanded retail load, connect new generators or meet reliability criteria.

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Review

In February 2024, Sierra Pacific filed electric and gas regulatory rate reviews with the PUCN that requested annual revenue increases of $94.7 million, or 8.8% and $11.1 million, or 4.9%, respectively. Sierra Pacific filed the certification filing that updated the electric and gas filings to requested annual revenue increases of $96.1 million, or 9.5% and $12.4 million, or 6.4%, respectively. Hearings in the cost of capital phase were held in June 2024 and the hearings for the revenue requirement phase were held in July 2024. The hearings in the rate design phase are scheduled for August 2024. Orders are expected by the third quarter of 2024 and, if approved, rates would be effective October 1, 2024.

BHE Pipeline Group

BHE GT&S

In November 2023, Carolina Gas Transmission, LLC ("CGT") filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective January 1, 2024. CGT's current rates were established by a 2011 settlement. CGT proposed an annual cost-of-service of $167 million, and requested increases in various rates, including Zone 1 general system transportation rates by 84% and Zone 2 general system transportation rates by 23%. In December 2023, the FERC suspended the rate changes for five months following the proposed effective date, until June 1, 2024, subject to refund and the outcome of hearing procedures. In July 2024, the parties reached an agreement in principle and will request that the litigation procedural schedule be held in abeyance to enable the parties to finalize a settlement.

BHE Transmission

AltaLink

2024-2025 General Tariff Application

In April 2023, AltaLink filed its 2024-2025 GTA with the AUC. In August 2023, AltaLink filed an amendment to its 2024-2025 GTA in response to the unprecedented wildfire events that AltaLink experienced in Alberta, Canada in May and June 2023. The amendment increased AltaLink's Wildfire Mitigation Plan capital expenditures from C$16 million to C$39 million in 2024 and from C$15 million to C$38 million for 2025. In December 2023, the AUC approved 2024 interim refundable transmission tariffs for AltaLink, including monthly tariffs for PLP and KLP, of C$74 million per month effective January 1, 2024. AltaLink advised the AUC that it reached a negotiated settlement with customer groups on the majority of its 2024-2025 GTA and filed the agreement with the AUC for approval in December 2023. In February 2024, the AUC issued its decision with respect to AltaLink's 2024-2025 GTA, approving the negotiated settlement agreement as filed. The agreement did not include AltaLink's proposed wildfire deferral account, certain components of the wildfire mitigation plan, and actual and forecast salvage expenditures from its 2019-2023 GTA and 2024-2025 GTA, respectively.

In June 2024, the AUC issued its decision with respect to AltaLink's 2024-2025 GTA and matters excluded from the negotiated settlement. The AUC approved the previously denied C$99 million actual salvage costs incurred from 2019 to 2021 and the 2022-2025 salvage expenditures of C$124 million, subject to changes arising from revised wildfire mitigation capital expenditures. The AUC also approved AltaLink's transition to the capitalization of site preparation or salvage costs for capital replacement projects starting in 2024. However, the AUC did not approve the recovery of C$11 million of debt and equity returns for 2022-2023 related to the previously denied C$99 million salvage costs. The AUC also approved C$26 million of forecast capital expenditures related to AltaLink's 2024-2025 Wildfire Mitigation Plan, which is generally consistent with the approved wildfire capital expenditures in AltaLink's 2022-2023 Wildfire Mitigation Plan. The AUC did not approve AltaLink's request, filed in August 2023, for an incremental C$46 million in forecast wildfire mitigation capital expenditures. The AUC denied AltaLink's proposed wildfire damages deferral account stating that AltaLink currently has multiple layers of protection to address the risk of liability for wildfire-related third-party damages.

AltaLink will file its compliance filing in August 2024 which will also reflect the 9.28% return on equity approved in the 2024 Generic Cost of Capital proceeding. Also, in its compliance filing, AltaLink will be proceeding to commence capitalization of salvage costs as part of the previously approved salvage methodology. As a result, AltaLink's estimated transmission tariffs are C$908 million for 2024 and C$914 million for 2025.

2023 Wildfire and Storm Cost Recovery Application

In December 2023, AltaLink filed an application with the AUC to recover all costs incurred as a result of the 2023 spring wildfire and storm events. The application includes capital expenditures of C$19 million and salvage expenditures of C$6 million. In March 2024, AltaLink submitted responses to information requests. The AUC heard arguments in May 2024. In July 2024, the AUC approved, on an interim basis, the recovery of C$19 million of expenditures through the self-insurance reserve account over the 2024 and 2025 periods. The AUC also approved C$6 million of salvage expenditures, on an interim basis, through the net salvage reserve account.

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

Cross-State Air Pollution Rule

The EPA promulgated an initial rule in March 2005 to reduce emissions of NOx and SO2, precursors of ozone and particulate matter, from down-wind sources in the eastern U.S. to reduce emissions by implementing a plan based on a market-based cap-and-trade system, emissions reductions, or both. After numerous appeals, the CSAPR was promulgated to address interstate transport of SO2 and NOx emissions in 27 Eastern and Midwestern states. In March 2022, the EPA released its Good Neighbor Rule, which contains proposed revisions to the CSAPR framework and is intended to address ozone transport for the 2015 ozone NAAQS. In March 2023, the EPA released the final Good Neighbor Rule. The electric generation sector remains the key industry regulated by the rule and will be subject to emissions allowance trading beginning in summer 2023. The final rule shifted the maximum daily backstop rate for coal-fueled generating units, which drives the installation of new controls or curtailment, to take effect in 2030 instead of 2027. PacifiCorp's Hunter Units 1-3 and Huntington Units 1-2, which do not have SCR controls, are impacted by the rule. PacifiCorp's 2023 IRP selected the installation of SNCR on the Hunter and Huntington Units by 2026 as part of the preferred portfolio. The level of NOx allowances for the Utah units remains similar to 2021 levels, with significant reductions for the coal units beginning in 2026. The daily limit, which takes effect in 2030, will further restrict operation of coal-fueled units without SCR. NV Energy's fossil-fueled units are also covered by the final rule. North Valmy Units 1 and 2, which do not have SCR, will require additional controls or reduced operations during the ozone season if operated beyond 2025. Nevada's regional haze SIP has an enforceable retirement date for North Valmy Units 1 and 2 of December 31, 2028, and NV Energy's IRP identified a December 31, 2025, retirement date for the units and is seeking a request of approval from the PUCN to convert the existing coal-fueled generating facility at the North Valmy Generating Station to a cleaner natural gas-fueled generating facility. The EPA's updated modeling suggests that Arizona, Iowa and Kansas may be significantly contributing to nonattainment in downwind states. The EPA intends to undertake additional assessment of its modeling for these states and will determine if it is necessary to address obligations for these states in future actions. The EPA also deferred final action for Wyoming, pending further review of updated air quality and contribution modeling and analysis. The EPA ultimately approved Wyoming's SIP in December 2023. Additional notice and comment rulemaking, such as a supplemental rule, would be required to rescind Iowa's approved SIP and incorporate additional states into the program. The states of Nevada, Utah and Wyoming challenged the EPA's denials and deferral, respectively, of their interstate ozone transport SIPs in the Ninth, Tenth and D.C. Circuit. PacifiCorp also filed petitions with the court opposing the EPA's action in Utah and Wyoming. At the time of filing, at least 11 other states have challenged the EPA's action to disapprove SIPs in seven different regional federal courts of appeal. Stays have been granted by six circuit courts for SIP disapprovals in 12 states. Relevant to Registrants, the states of Nevada, Texas and Utah were granted stays. The final Good Neighbor Rule was published June 5, 2023 and took effect August 4, 2023. The EPA issued several interim final rules stating that the federal rule will not take effect in states in which the SIP disapprovals have been deferred or stayed. In addition to litigation over SIP disapprovals, there are numerous appeals of the final Good Neighbor Rule pending in four different circuit courts, and at least four motions to stay the final rule have been filed in four different circuit courts. On September 25, 2023, the D.C. Circuit denied the motion to stay the Good Neighbor Rule filed by several state and industry parties. The denial means that states that do not have stays on their SIP disapprovals are subject to the Good Neighbor Rule. The states of Ohio, Indiana and West Virginia filed a request for stay of the Good Neighbor Rule with the U.S. Supreme Court on October 13, 2023. Several industry groups representing utilities as well as pipeline, paper, cement and other industries affected by the rule filed supportive requests for stay on the same day. The U.S. Supreme Court heard oral arguments on the emergency stay requests on February 21, 2024, and granted the stay requests on June 27, 2024. Consequently, enforcement of the federal ozone transport rule is halted while litigation over the rule continues in the D.C. Circuit Court of Appeals.

For the first time, the EPA included additional sectors beyond the electric generation sector in the 2023 expanded CSAPR program. Relevant to the Registrants, this includes the pipeline transportation of natural gas. Requirements for that sector focus on emissions reductions from reciprocating internal combustion engines involved in the transport of natural gas and take effect in 2026. There is no access to allowance trading for the non-electric generation sectors. The EPA excluded emergency engines and engines that do not operate during the ozone season, included a facility-wide averaging plan and eased requirements for monitoring in the final rule. BHE GT&S operates 157 affected units; Northern Natural Gas operates 18 affected units; and Kern River is not affected by the final rule.

On a parallel track, the Tenth Circuit Court of Appeals granted a motion filed by the EPA on February 27, 2024, transferring the Utah and Oklahoma SIP disapproval litigation to the D.C. Circuit. The D.C. Circuit granted a request to abate the litigation while PacifiCorp, Utah and other petitioners sought a review of the transfer order before the U.S. Supreme Court. The U.S. Supreme Court has not made a decision whether to accept the case. In a July 5, 2024, motion filed with the D.C. Circuit Court of Appeals, the EPA asked the court to consolidate and expedite all the remaining cases on the Ozone Transport Rule. The agency proposed a briefing schedule that would have opening briefs filed August 20, 2024, and final briefs filed November 12, 2024, with oral argument set before the end of 2024. On July 26, 2024, the D.C. Circuit Court of Appeals continued abatement of the case until the U.S. Supreme Court acts on the petitions.

Until additional rulemaking is completed and litigation is exhausted, the potential impacts to the relevant Registrants cannot be determined.

On January 24, 2024, the EPA released a supplemental proposal to expand the Good Neighbor Plan to an additional five states - Arizona, Iowa, Kansas, New Mexico and Tennessee. The EPA cites new modeling showing the states' significant contribution to ozone problems in downwind states. Under the proposal, fossil-fueled generating facilities in these five states would be required to participate in the allowance-based ozone season nitrogen oxides emissions trading program beginning in 2025. Relevant to the Registrants, the new state budget for Iowa was determined by optimizing existing post-combustion controls and installation of neural networks. It does not appear that Iowa's revised budget would require additional emissions control equipment because the EPA determined that Iowa contributed to downwind monitor violations only in 2023 (the base year for the Good Neighbor Plan) and not in 2026 (the latest compliance date under the Good Neighbor Plan). However, because the EPA determined that Arizona contributes to modeled violations in both 2023 and 2026, the requirements for that state are more stringent and may drive installation of additional controls. The EPA accepted comments on the supplemental proposal through May 16, 2024. Until the EPA takes final action and litigation is exhausted, the full impacts of the rule cannot be determined.

Regional Haze

The EPA's Regional Haze Rule, finalized in 1999, requires states to develop and implement plans to improve visibility in designated federally protected areas ("Class I areas"). Some of PacifiCorp's coal-fueled generating facilities in Utah, Wyoming, Arizona and Colorado and certain of Nevada Power's and Sierra Pacific's fossil-fueled generating facilities are subject to the Clean Air Visibility Rules. In accordance with the federal requirements, states are required to submit SIPs that address emissions from sources subject to visibility requirements and demonstrate progress towards achieving natural visibility requirements in Class I areas by 2064.

The state of Wyoming issued two regional haze SIPs requiring the installation of SO2, NOx and particulate matter controls on certain PacifiCorp coal-fueled generating facilities in Wyoming. The EPA approved the SO2 SIP in December 2012 and the EPA's approval was upheld on appeal by the Tenth Circuit in October 2014. The EPA's final action on the Wyoming SIP in 2014 approved the state's plan to have PacifiCorp install low-NOx burners at Naughton Units 1 and 2, SCR controls at Naughton Unit 3 by December 2014, SCR controls at Jim Bridger Units 1 through 4 between 2015 and 2022, and low-NOx burners at Dave Johnston Unit 4. The EPA disapproved a portion of the Wyoming SIP and issued a FIP for Dave Johnston Unit 3, where it required the installation of SCR controls by 2019 or, in lieu of installing SCR controls, a commitment to shut down Dave Johnston Unit 3 by 2027, its currently approved depreciable life. The EPA also disapproved a portion of the Wyoming SIP and issued a FIP for the Wyodak coal-fueled generating facility, requiring the installation of SCR controls by 2019. PacifiCorp filed an appeal of the EPA's final action on Wyodak in March 2014. The state of Wyoming and several environmental groups also filed an appeal of the EPA's final action. In September 2014, the Tenth Circuit issued a stay of the March 2019 compliance deadline for Wyodak, pending further action by the Tenth Circuit in the appeal. The parties worked to mediate claims under the Wyoming regional haze requirements until the abatement on litigation was lifted in September 2022. On August 15, 2023, the Tenth Circuit ruled in favor of Wyoming and remanded the Wyodak portion of Wyoming's state plan to EPA for further review, with instructions to give appropriate deference to the state's determinations. For Naughton Units 1 and 2, the court determined the EPA properly approved Wyoming's Naughton determination and denied environmental groups' petition. Separately, on February 14, 2022, the First Judicial District Court for the State of Wyoming entered a consent decree reached between the state of Wyoming and PacifiCorp resolving claims of threatened violations of the Clean Air Act, the Wyoming Environmental Quality Act and the Wyoming Air Quality Standards and Regulations at the Jim Bridger facility. No penalties were imposed under the consent decree. Consistent with the terms and conditions of the consent decree, PacifiCorp must convert Jim Bridger Units 1 and 2 to natural gas and begin meeting emissions limits consistent with that conversion by January 1, 2024. The EPA and PacifiCorp executed an administrative order on consent on June 9, 2022, covering compliance for Jim Bridger Units 1 and 2 under the regional haze rule. The federal order contains the same emission and operating limits as the Wyoming consent decree and adds federal approval of the compliance pathway outlined in the state consent decree, including revision of the SIP to include conversion of Jim Bridger Units 1 and 2 to natural gas. The order includes a one-year deadline to complete the SIP revision. On December 30, 2022, the Wyoming Air Quality Division submitted the state-approved revised regional haze SIP requiring natural gas conversion of Jim Bridger Units 1 and 2 to the EPA for approval. The plan revision replaces a previous requirement for selective catalytic reduction at the units. The Wyoming Air Quality Division also issued an air permit for the natural gas conversion of Jim Bridger Units 1 and 2 on December 28, 2022. PacifiCorp submitted a notice of compliance to the EPA on March 9, 2023, to certify completion of the Jim Bridger administrative compliance order requirements through compliance with the Wyoming consent decree and Wyoming's revised SIP submission. PacifiCorp remains subject to the compliance terms of the Wyoming consent decree as it works to convert Jim Bridger Units 1 and 2 to natural gas. On April 10, 2024, the EPA proposed approval of Wyoming's regional haze SIP revision for the first planning period. The SIP includes enforceable emissions and heat input limits at Jim Bridger units 1 and 2, consistent with the conversion of those units to natural gas. The EPA accepted comments on the proposed approval through May 10, 2024, and final action is anticipated by fall 2024.

Nevada, Utah and Wyoming each submitted regional haze SIPs for the regional haze second planning period to the EPA and received completeness determinations in August 2022. The EPA was required to make final determinations on the SIPs by August 2023. The states of Utah and Wyoming filed deadline suits in the Utah and Wyoming federal district courts in October and November 2023, respectively, asking the court to require the EPA to perform its statutory duty to approve or disapprove the states' regional haze second planning period SIPs. PacifiCorp also filed a deadline suit in both courts. Three environmental groups filed similar deadline suits in the federal district court in Washington, D.C. for seven different states on June 15, 2023. The environmental groups amended their lawsuit on November 10, 2023, after Wyoming and PacifiCorp's suits were filed, to include Utah's and Wyoming's state plans. PacifiCorp has intervened in the D.C. district court case and asked that court to stay the Utah and Wyoming cases in that court while they proceed in the relevant state courts. The EPA published a proposed regional haze second planning period settlement agreement with environmental groups on March 29, 2024, that would require the agency to take final action approving or denying SIPs under a rolling series of deadlines through 2026. The proposed consent decree was subject to public comments through April 29, 2024, before being adopted by the court on July 12, 2024. The consent decree sets final deadlines for the EPA to approve or disapprove the haze plans of 32 states. Relevant to the Registrants, the EPA would be required to take final action on Utah's and Wyoming's plans by November 22, 2024; Texas' plan by May 30, 2025; and Nevada's plan by December 15, 2025. Utah, Wyoming and PacifiCorp withdrew the deadline suits in their respective state federal district courts. On August 1, 2024, the EPA proposed to partially approve and partially disapprove Wyoming's SIP for the second planning period and will accept comments on the proposal through September 3, 2024. Should the EPA finalize the proposed disapproval, it is required to impose a federal implementation plan within two years unless Wyoming submits a new plan that the agency approves. Until the cases are resolved and additional rulemaking is completed by the EPA, any potential impacts to the relevant Registrants cannot be determined.

In August 2023, the Nevada Utilities filed a Joint Application for approval of the Fifth Amendment to the 2021 Joint Integrated Resource Plan. The Fifth Amendment seeks, in part, to convert the existing coal-fueled North Valmy Generating Station to natural gas and to continue operation of Tracy units 4 and 5 to 2049. Based on this filing, the state of Nevada partially withdrew portions of the State Implementation plan for Regional Haze to re-evaluate emission control measures that may be necessary to achieve reasonable progress during the second implementation period of the Regional Haze Rule in Nevada. The state of Nevada expects to submit a revised SIP to the EPA in late 2024 or early 2025, allowing sufficient time for the EPA to act on the plan according to the schedule in the July 2024 consent decree.

On August 25, 2022, the EPA promulgated a finding of failure to submit a SIP for the regional haze second planning period for 15 states, including Iowa. The finding establishes a two-year deadline for the agency to promulgate FIPs to address the requirements, unless prior to promulgating a FIP, the state submits, and the agency approves, a SIP meeting the requirements. The Iowa Department of Natural Resources issued a SIP in August 2023 that requires operational improvements to existing control equipment at MidAmerican Energy's Louisa Generation Station and Walter Scott Jr. Energy Center - Unit 3. Iowa submitted that plan to the EPA in fall 2023. On August 2, 2024, the EPA proposed a rule to approve Iowa's SIP as submitted. The EPA will accept comment on the proposal through September 3, 2024. Final action on the SIP is anticipated by the end of 2024.

Federal Greenhouse Gas Standards

In June 2014, the EPA released proposed regulations to address GHG emissions from existing fossil-fueled generating facilities, referred to as the Clean Power Plan, under Section 111(d) of the Clean Air Act. The EPA's proposal calculated state-specific emission rate targets to be achieved based on the "best system of emission reduction." In August 2015, the final Clean Power Plan was released, which established the best system of emission reduction as including: (a) heat rate improvements; (b) increased utilization of existing combined-cycle natural gas-fueled generating facilities; and (c) increased deployment of new and incremental non-carbon generation placed in-service after 2012. The Clean Power Plan was stayed by the U.S. Supreme Court in February 2016. On June 19, 2019, the EPA repealed the Clean Power Plan and issued the Affordable Clean Energy rule. In the Affordable Clean Energy rule, the EPA determined that the best system of emission reduction for existing coal-fueled generating facilities is limited to actions that result in heat rate improvements at individual units. On January 19, 2021, the D.C. Circuit vacated and remanded the Affordable Clean Energy rule to the EPA, finding that the rule "rested critically on a mistaken reading of the Clean Air Act" that limited the best system of emission reduction to actions taken at a facility. In October 2021, the U.S. Supreme Court agreed to hear an appeal of that decision. The U.S. Supreme Court issued its decision regarding the scope of the EPA's authority to regulate greenhouse gas emissions under the Clean Air Act in June 2022. The U.S. Supreme Court held that the "generation shifting" approach in the Clean Power Plan exceeded the powers granted to the EPA by Congress, although the court did not address whether the EPA may only adopt measures applied at the individual source as it did in the Affordable Clean Energy rule. A key area where the EPA went astray was using the Clean Power Plan to give states the option to promulgate regulations that would encourage "generation shifting," or moving away from higher-polluting power sources like coal to lower-polluting sources like natural gas or renewables. The U.S. Supreme Court reversed the D.C. Circuit's vacatur of the Affordable Clean Energy rule and remanded the case for further proceedings. In May 2023, the EPA proposed rules addressing greenhouse gas emissions from new and reconstructed natural gas-fueled combustion turbines (Clean Air Act Section 111(b) rule) and existing coal- and gas- or oil-fueled steam units and natural gas-fueled combustion turbines (Clean Air Act Section 111(d) rule). On April 25, 2024, the EPA finalized rules setting greenhouse gas emissions standards for new natural gas-fueled combustion turbines and existing coal-, gas- and oil-fueled steam units. The EPA deferred action on emissions standards for existing natural gas-fueled combustion turbines. New natural gas-fueled combustion turbines are expected to utilize lower-emitting fuels and operate as highly efficient generation. Additionally, new baseload combustion turbines exceeding a 40% annual capacity factor must meet an emission limit equivalent to operating with carbon capture and sequestration beginning January 1, 2032. The EPA identified carbon capture and sequestration as the technology basis for the emissions standards for coal units. Coal-fueled units that will operate after December 31, 2038, must meet emission limits equivalent to operating with carbon capture and sequestration beginning January 1, 2032. Other units are anticipated to co-fire with natural gas and retire prior to January 1, 2039 or convert to natural gas operations and meeting emission limits corresponding to capacity factors. Emission limits for individual generating units must be specified in state compliance plans, which must be submitted to EPA within 24 months of the rule's publication in the Federal Register. Facilities are not required to retrofit with carbon capture technology but must meet emission limits based on the technology. PacifiCorp operates 9 coal-fueled units and MidAmerican Energy operates 6 coal-fueled units that are currently not planned for retirement or conversion to natural gas operations by 2032, when the emissions standards would take effect. NV Energy operates one natural gas-fueled unit subject to limits for new sources. The relevant Registrants continue to evaluate the rule and business plans to identify flexible compliance mechanisms that minimize costs while assuring the delivery of safe and reliable energy to customers. Litigation challenging the final rules was filed the same day they were published. The D.C. Circuit Court of Appeals denied motions to stay the rules July 19, 2024, concluding the measure is not a "major question" requiring higher judicial scrutiny and that critics have not shown they will succeed on the merits of their claims. In addition, a three-judge panel of the court downplayed any "irreparable harm" that opponents of the rule would face while the litigation plays out. The court set an expedited briefing schedule in order to hear oral arguments in fall 2024. Emergency petitions to stay the rules were quickly filed with the U.S. Supreme Court. As of the filing date, the U.S. Supreme Court has not acted on the emergency petitions. Until litigation is exhausted, the relevant Registrants cannot determine the full impacts of the final rule.

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

On April 25, 2024, the EPA finalized revisions to several aspects of the MATS rule following the agency's review of the 2020 Residual Risk and Technology Review. The EPA made two specific standard changes; one applicable to all covered units and one specific to the existing lignite subcategory. The relevant Registrants are not affected by the changes to the lignite subcategory. The EPA set a more stringent standard for emissions of filterable particulate matter, the surrogate standard for non-mercury metals for coal-fueled electric generating units, and required continuous emissions monitoring for filterable particulate matter to demonstrate compliance with the revised standard. Compliance is due no later than three years after the effective date of the final rule, with limited opportunities for a one-year extension. The relevant Registrants have determined that compliance can be achieved with existing controls, except for PacifiCorp's 10% stake in two units at the Colstrip generating facility, which will require either expensive equipment upgrades or retirement by July 2027. Several states and industry groups have challenged the MATS rule, and motions to stay are currently being briefed in the D.C. Circuit Court of Appeals. Until litigation is exhausted, PacifiCorp cannot determine the full impacts of the final rule for the Colstrip units.

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

At the time the rule was published in April 2015, PacifiCorp operated 18 surface impoundments and seven landfills that contained coal combustion residuals. Prior to the effective date of the rule in October 2015, nine surface impoundments and three landfills were either closed or repurposed to no longer receive coal combustion residuals and hence are not subject to the final rule. As PacifiCorp proceeded to implement the final coal combustion rule, it was determined that two surface impoundments located at the Dave Johnston generating facility were hydraulically connected and effectively constitute a single impoundment. In November 2017, a new surface impoundment was placed into service at the Naughton Generating Station. In October 2023, a new surface impoundment was placed into service at the Jim Bridger facility. At the time the rule was published in April 2015, MidAmerican Energy owned or operated nine surface impoundments and four landfills that contained coal combustion residuals. Prior to the effective date of the rule in October 2015, MidAmerican Energy closed or repurposed six surface impoundments to no longer receive coal combustion residuals. As of July 10, 2024, all of the surface impoundments have been closed. At the time the rule was published in April 2015, the Nevada Utilities operated 10 evaporative surface impoundments and two landfills that contained coal combustion residuals. Prior to the effective date of the rule in October 2015, the Nevada Utilities closed four of the surface impoundments, four impoundments discontinued receipt of coal combustion residuals making them inactive and two surface impoundments remain active and subject to the final rule. The two landfills remain active and subject to the final rule.

Multiple parties filed challenges over various aspects of the final rule in the D.C. Circuit, resulting in settlement of some of the issues and subsequent regulatory action by the EPA. The EPA finalized the first phase of the CCR rule amendments in July 2018 (the "Phase 1, Part 1 rule"). In addition to adopting alternative performance standards and revising groundwater performance standards for certain constituents, the EPA extended the deadline by which facilities must initiate closure of unlined ash ponds exceeding a groundwater protection standard and impoundments that do not meet the rule's aquifer location restrictions to October 31, 2020. On August 14, 2019, the EPA released its "Phase 2" proposal, which contains targeted amendments to the CCR rule in response to court remands and EPA settlement agreements, as well as issues raised in a rulemaking petition. The Phase 2 rule has not been finalized. In February 2020, the EPA proposed a federal CCR permit program as required by the WIIN Act of 2016. The federal permit rule has not been finalized. On April 25, 2024, the EPA finalized the legacy surface impoundments rule to extend federal CCR regulatory requirements to (1) inactive CCR surface impoundments at inactive utilities and (2) CCR management units (CCRMU) at active facilities, including CCR impoundments and landfills that closed prior to the effective date of the 2015 CCR Rule, inactive CCR landfills, and other areas where CCR is managed directly on the land. The final rule includes exemptions and establishes new categories where regulation is deferred for applicable units, including CCRMU containing less than 1,000 tons of CCR, CCRMU located beneath critical infrastructure or large buildings or structures vital to the continuation of current site activities, and CCRMU that were closed prior to the effective date of the new rule. The EPA also finalized one outstanding item from the Part B Proposal in the final legacy CCR rule: the additional closure option for CCR units being closed by removal of CCR such that impacts to groundwater can be remediated after closure of the CCR unit is complete. Affected active facilities must conduct a facility evaluation and report to determine the presence of CCRMUs. The first phase of the facility evaluation is due February 9, 2026, and the second phase is February 8, 2027. Affected inactive facilities must complete an applicability report by November 8, 2024, to determine the presence of legacy surface impoundments. Legacy surface impoundments must initiate groundwater monitoring within 36 months and must initiate closure within 48 months of the rule's publication in the Federal Register. For CCRMUs, groundwater monitoring must be initiated within 48 months and closure must be initiated within 60 months of the rule's publication in the Federal Register. The relevant Registrants do not anticipate identifying any legacy surface impoundments, but do anticipate identifying CCRMUs subject to the rule. Because the facility evaluation and report requirement will determine the magnitude of compliance obligations, the relevant Registrants cannot assess the full impacts of the rule at this time.

The EPA has previously proposed additional amendments to the CCR rule, including a federal permit program, the "Part B, Part 2" rule, and a beneficial use rulemaking. The Spring 2024 Unified Agenda made available in July 2024 identifies that the EPA plans to finalize the federal permit rule in October 2024. No expected dates were provided for the other two rules.

Until the outstanding proposals are finalized and fully litigated, the Registrants cannot determine whether additional action may be required.

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

Separately, on June 28, 2024, the D.C. Circuit Court of Appeals issued a decision dismissing industry challenges to both the EPA's January 11, 2022, actions and interpretations related to the closure performance standards in the 2015 CCR rule and the EPA's November 28, 2022, final Part A denial for the Gavin Power Station based, in part, on those interpretations. The court ruled that the challenged actions do not amount to the kind of agency action promulgating a regulation or requirement that the court has jurisdiction to review under the Resource Conservation and Recovery Act. As a result, the court dismissed the petitions for lack of jurisdiction and clarified that EPA's actions were straightforward applications of the rule. The challenged actions concerned the EPA's determinations that (1) operators cannot close surface impoundments with groundwater leaching in and out of the unit; (2) groundwater becomes a "free liquid" as it makes its way into a coal combustion residual unit when assessing the "eliminate free liquids" performance standard; and (3) operators must minimize infiltration of liquids, including groundwater, from all directions to satisfy the infiltration performance standard. The relevant Registrants continue to review the court's decision to assess whether previously closed surface impoundments are impacted.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and loss contingencies. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2023. Refer to Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for updates regarding the wildfire loss contingency estimates.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2024, the related consolidated statements of operations, and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2023, and the related consolidated statements of operations, comprehensive (loss) income, changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 2, 2024

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,289	$138
Trade receivables, net	904	853
Other receivables, net	135	447
Inventories	690	532
Derivative contracts	5	16
Regulatory assets	889	631
Prepaid expenses	146	188
Other current assets	80	182
Total current assets	4,138	2,987

Property, plant and equipment, net	27,941	27,051
Regulatory assets	1,904	1,942
Other assets	625	630

Total assets	$34,608	$32,610

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,396	$1,560
Accrued interest	254	152
Accrued property, income and other taxes	128	65
Accrued employee expenses	138	93
Short-term debt	—	1,604
Current portion of long-term debt	166	591
Regulatory liabilities	74	70
Wildfires liabilities (Note 11)	445	4
Other current liabilities	463	437
Total current liabilities	3,064	4,576

Long-term debt	13,584	9,819
Regulatory liabilities	2,587	2,540
Deferred income taxes	3,059	3,085
Wildfires liabilities (Note 11)	1,438	1,719
Other long-term liabilities	852	899
Total liabilities	24,584	22,638

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock	2	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	5,553	5,501
Accumulated other comprehensive loss, net	(10)	(10)
Total shareholders' equity	10,024	9,972

Total liabilities and shareholders' equity	$34,608	$32,610

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Operating revenue	$1,489	$1,327	$3,037	$2,811

Operating expenses:
Cost of fuel and energy	582	462	1,214	1,076
Operations and maintenance	419	354	826	700
Wildfires losses, net of recoveries (Note 11)	251	49	251	408
Depreciation and amortization	287	279	579	558
Property and other taxes	54	52	106	105
Total operating expenses	1,593	1,196	2,976	2,847

Operating (loss) income	(104)	131	61	(36)

Other income (expense):
Interest expense	(185)	(134)	(377)	(258)
Allowance for borrowed funds	31	16	59	29
Allowance for equity funds	51	34	100	61
Interest and dividend income	50	26	108	45
Other, net	3	3	7	5
Total other income (expense)	(50)	(55)	(103)	(118)

(Loss) income before income tax expense (benefit)	(154)	76	(42)	(154)
Income tax expense (benefit)	(85)	(30)	(94)	(140)
Net (loss) income	$(69)	$106	$52	$(14)

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2023	$2	$—	$4,479	$5,849	$(9)	$10,321
Net income	—	—	—	106	—	106
Balance, June 30, 2023	$2	$—	$4,479	$5,955	$(9)	$10,427

Balance, December 31, 2022	$2	$—	$4,479	$6,269	$(9)	$10,741
Net loss	—	—	—	(14)	—	(14)
Common stock dividends declared	—	—	—	(300)	—	(300)
Balance, June 30, 2023	$2	$—	$4,479	$5,955	$(9)	$10,427

Balance, March 31, 2024	$2	$—	$4,479	$5,622	$(10)	$10,093
Net loss	—	—	—	(69)	—	(69)
Balance, June 30, 2024	$2	$—	$4,479	$5,553	$(10)	$10,024

Balance, December 31, 2023	$2	$—	$4,479	$5,501	$(10)	$9,972
Net income	—	—	—	52	—	52
Balance, June 30, 2024	$2	$—	$4,479	$5,553	$(10)	$10,024

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$52	$(14)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	579	558
Allowance for equity funds	(100)	(61)
Net power cost deferrals	(269)	(255)
Amortization of net power cost deferrals	169	71
Other changes in regulatory assets and liabilities	(48)	(54)
Deferred income taxes and amortization of investment tax credits	(66)	(68)
Other, net	1	(2)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(29)	80
Inventories	(158)	(59)
Derivative collateral, net	(38)	(90)
Prepaid expenses	42	33
Accrued property, income and other taxes, net	174	161
Accounts payable and other liabilities	68	216
Wildfires insurance receivable	360	(133)
Wildfires liability	160	524
Net cash flows from operating activities	897	907

Cash flows from investing activities:
Capital expenditures	(1,478)	(1,529)
Other, net	7	—
Net cash flows from investing activities	(1,471)	(1,529)

Cash flows from financing activities:
Proceeds from long-term debt	3,762	1,189
Repayments of long-term debt	(425)	(309)
Net repayments of short-term debt	(1,604)	—
Dividends paid	—	(300)
Other, net	(2)	(3)
Net cash flows from financing activities	1,731	577

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,157	(45)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	192	674
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$1,349	$629

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024, other than the updates associated with PacifiCorp's estimates of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires"). Refer to Note 11 for further discussion of the 2020 Wildfires and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires".

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$1,289	$138
Restricted cash and cash equivalents included in other current assets	57	51
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$1,349	$192

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2024	2023
Utility plant:
Generation	15 - 59 years	$14,011	$13,904
Transmission	60 - 90 years	8,321	8,216
Distribution	20 - 75 years	9,361	9,060
Intangible plant and other	5 - 75 years	2,873	2,833
Utility plant in-service		34,566	34,013
Accumulated depreciation and amortization		(12,136)	(11,725)
Utility plant in-service, net		22,430	22,288
Nonregulated, net of accumulated depreciation and amortization	14 - 95 years	19	18
		22,449	22,306
Construction work-in-progress		5,492	4,745
Property, plant and equipment, net		$27,941	$27,051

(5)    Recent Financing Transactions

Long-Term Debt

In January 2024, PacifiCorp issued $500 million of its 5.100% First Mortgage Bonds due February 2029, $700 million of its 5.300% First Mortgage Bonds due February 2031, $1.1 billion of its 5.450% First Mortgage Bonds due February 2034 and $1.5 billion of its 5.800% First Mortgage Bonds due January 2055, for a total of $3.8 billion. PacifiCorp initially used a portion of the net proceeds to repay outstanding short-term debt and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

Credit Facilities

In June 2024, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

In June 2024, PacifiCorp terminated its existing $900 million unsecured delayed draw term loan facility expiring in June 2025 and entered into a new $900 million 364-day unsecured credit facility expiring in June 2025. This new credit facility, similar to its existing $2.0 billion unsecured credit facility, provides for loans at a variable interest rate based on the Secured Overnight Financing Rate or a base rate, at PacifiCorp's option, plus a spread that varies based on PacifiCorp's credit ratings for its senior unsecured long-term debt securities.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to (loss) income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax impacts	3	2	1	4
Income tax credits	22	(34)	137	36
Effects of ratemaking(1)	9	(26)	63	22
Valuation allowance	—	—	—	7
Other	—	(2)	2	1
Effective income tax rate	55%	(39)%	224%	91%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

The effective income tax rate for the three-month period ended June 30, 2024, of 55% resulted from an $85 million income tax benefit associated with a $154 million pre-tax loss, primarily related to a $251 million increase in wildfire loss accruals, net of expected insurance recoveries, as described in Note 11. The $85 million income tax benefit is primarily comprised of a $32 million benefit, or 21%, from the application of the federal statutory income tax rate to the pre-tax loss, a $33 million benefit, or 22%, from federal income tax credits and a $15 million benefit, or 9%, from effects of ratemaking.

The effective income tax rate for the six-month period ended June 30, 2024, of 224% resulted from a $94 million income tax benefit associated with a $42 million pre-tax loss, primarily related to a $251 million increase in wildfire loss accruals, net of expected insurance recoveries, as described in Note 11. The $94 million income tax benefit is primarily comprised of a $9 million benefit, or 21%, from the application of the federal statutory income tax rate to the pre-tax loss, a $58 million benefit, or 137%, from federal income tax credits and a $27 million benefit, or 63%, from effects of ratemaking.

The effective income tax rate for the six-month period ended June 30, 2023, of 91% resulted from a $140 million income tax benefit associated with a $154 million pre-tax loss, primarily related to a $408 million increase in wildfire loss accruals, net of expected insurance recoveries, as described in Note 11. The $140 million income tax benefit is primarily comprised of a $32 million benefit, or 21%, from the application of the federal statutory income tax rate to the pre-tax loss, a $55 million benefit, or 36%, from federal income tax credits and a $34 million benefit, or 22%, from effects of ratemaking.

Income tax credits relate primarily to production tax credits ("PTC") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended June 30, 2024 and 2023, totaled $33 million and $26 million, respectively. PTCs recognized for the six-month periods ended June 30, 2024 and 2023, totaled $58 million and $55 million, respectively.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the six-month periods ended June 30, 2024 and 2023, PacifiCorp received net cash payments for federal and state income tax from BHE totaling $167 million and $205 million. As of June 30, 2024, net income taxes payable to BHE were $24 million. As of December 31, 2023, net income taxes receivable from BHE were $114 million.

(7)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Pension:
Interest cost	$9	$9	$18	$19
Expected return on plan assets	(12)	(12)	(24)	(24)
Net amortization	3	3	5	6
Net periodic benefit (credit) cost	$—	$—	$(1)	$1

Other postretirement:
Service cost	$—	$1	$—	$1
Interest cost	3	2	6	5
Expected return on plan assets	(3)	(4)	(6)	(7)
Net amortization	(1)	—	(2)	(1)
Net periodic benefit credit	$(1)	$(1)	$(2)	$(2)
Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2024. As of June 30, 2024, $2 million of contributions had been made to the pension plans.

(8)    Asset Retirement Obligations

In May 2024, the United States Environmental Protection Agency ("EPA") published its final rule on legacy coal combustion residuals ("CCR") surface impoundments and CCR management units ("CCRMUs") in the Federal Register. CCRMUs include CCR surface impoundments and landfills closed before October 19, 2015 and inactive CCR landfills. The final rule contains three main components: (1) a definition for legacy CCR surface impoundments, which are inactive surface impoundments at inactive generating facilities that must adhere to the same regulations as inactive CCR impoundments at active generating facilities, barring location restrictions and liner design criteria, with customized compliance deadlines; (2) groundwater monitoring, corrective action, closure, and post closure care requirements for CCRMUs, which may be located at active generating facilities and inactive generating facilities with a legacy CCR surface impoundment; and (3) the owners and operators of inactive generating facilities must identify the presence of legacy CCR surface impoundments and comply with all rule requirements for surface impoundments; and the owners and operators of active generating facilities and inactive generating facilities with a legacy CCR surface impoundment must prepare Facility Evaluation Reports ("FERs") that identify and describe the CCRMUs and determine whether closure is required. In a manner consistent with existing CCR rules, owners and operators must publish FERs on their CCR websites in two parts, within 15 months (Part 1) and 27 months (Part 2) of the final rule's effective date in November 2024. PacifiCorp is currently evaluating the final rule and does not anticipate identifying any legacy surface impoundments, but does anticipate identifying CCRMUs subject to the rule. Due to the number of site investigations warranted by this rule and the nature of engineering and other studies required at each site, PacifiCorp is unable to reasonably estimate the potential impact, which may be material, to its asset retirement obligations.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2024
Not designated as hedging contracts(1):
Commodity assets	$5	$5	$14	$3	$27
Commodity liabilities	—	(2)	(148)	(16)	(166)
Total	5	3	(134)	(13)	(139)

Total derivatives	5	3	(134)	(13)	(139)
Cash collateral receivable	—	—	48	—	48
Total derivatives - net basis	$5	$3	$(86)	$(13)	$(91)

As of December 31, 2023
Not designated as hedging contracts(1):
Commodity assets	$21	$2	$7	$2	$32
Commodity liabilities	(3)	—	(83)	(22)	(108)
Total	18	2	(76)	(20)	(76)

Total derivatives	18	2	(76)	(20)	(76)
Cash collateral receivable	(2)	—	12	—	10
Total derivatives - net basis	$16	$2	$(64)	$(20)	$(66)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of June 30, 2024, a regulatory asset of $139 million was recorded related to the net derivative liability of $139 million. As of December 31, 2023, a regulatory asset of $76 million was recorded related to the net derivative liability of $76 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$113	$(109)	$76	$(270)
Changes in fair value recognized in regulatory assets	73	102	164	92
Net gains (losses) reclassified to operating revenue	2	(2)	3	(8)
Net (losses) gains reclassified to energy costs	(49)	—	(104)	177
Ending balance	$139	$(9)	$139	$(9)

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2024	2023

Electricity purchases, net	Megawatt hours	2	2
Natural gas purchases	Decatherms	154	153
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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2024, PacifiCorp's issuer credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with objective credit-risk-related contingent features totaled $159 million and $108 million as of June 30, 2024 and December 31, 2023, respectively, for which PacifiCorp had posted collateral of $48 million and $12 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2024 and December 31, 2023, PacifiCorp would have been required to post $90 million and $84 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2024:
Assets:
Commodity derivatives	$—	$27	$—	$(19)	$8
Money market mutual funds	1,333	—	—	—	1,333
Investment funds	28	—	—	—	28
	$1,361	$27	$—	$(19)	$1,369

Liabilities - Commodity derivatives	$—	$(166)	$—	$67	$(99)

As of December 31, 2023:
Assets:
Commodity derivatives	$—	$32	$—	$(14)	$18
Money market mutual funds	175	—	—	—	175
Investment funds	26	—	—	—	26
	$201	$32	$—	$(14)	$219

Liabilities - Commodity derivatives	$—	$(108)	$—	$24	$(84)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $48 million and $10 million as of June 30, 2024 and December 31, 2023, respectively.

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

	As of June 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$13,750	$12,608	$10,410	$9,722

(11)    Commitments and Contingencies

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Fuel Contracts

During the six-month period ended June 30, 2024, PacifiCorp entered into certain coal supply and transportation agreements totaling $1.9 billion through 2030.

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

Lower Klamath Hydroelectric Project

In November 2022, the Federal Energy Regulatory Commission ("FERC") issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. Although PacifiCorp no longer owned the Lower Klamath Project, PacifiCorp continued to operate the facilities under an operation and maintenance agreement with the KRRC until each facility was ready for removal. PacifiCorp's obligations under the operations and maintenance agreement terminated in January 2024. Removal of the Copco No. 2 facility was completed in November 2023, and removal of the remaining three dams (J.C. Boyle, Copco No. 1 and Iron Gate) began in January 2024 and is anticipated to be completed in late 2024. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million contingency fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete. In May 2024, the KRRC communicated to PacifiCorp and the States that it expects to require the $45 million of contingency funds.

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

Wildfires

As of the date of this filing, a significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with 2020 Wildfires for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, the U.S. and Oregon Departments of Justice have informed PacifiCorp that they are contemplating filing actions against PacifiCorp in connection with certain of the Oregon 2020 Wildfires. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims through alternative dispute resolution.

As of June 30, 2024, amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $3 billion, excluding any doubling or trebling of damages included in the complaints and the mass complaints described below that seek $43 billion. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of the damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

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

Based on available information to date, PacifiCorp believes it is probable that losses will be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires. In May 2022, the Multnomah County Circuit Court Oregon granted issue class certification and consolidated the James case with several other cases. While PacifiCorp's pre-trial request for immediate appeal of the class certification was denied, it subsequently filed to appeal the class issues as described below.

In April 2023, the jury trial for James with respect to 17 named plaintiffs began in Multnomah County Circuit Court Oregon. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 named plaintiffs and to the class with respect to the four wildfires. The jury found PacifiCorp's conduct grossly negligent, reckless and willful as to each plaintiff and the entire class. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages.

In September 2023, the Multnomah County Circuit Court Oregon ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the June 2023 James verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp's request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court Oregon judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court Oregon granted in large part the offset request. In April 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict. PacifiCorp requested that the Multnomah County Circuit Court Oregon judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs and on May 6, 2024, the Multnomah County Circuit Court Oregon granted the offset request. In June 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the March 2024 James verdict. The limited judgment awards $38 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In July 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp further amended its appeal of the June 2023 James verdict to include the March 2024 jury verdict.

In March 2024, settlement was reached with five commercial timber plaintiffs in the James consolidated cases, and the jury trial scheduled for April 2024 was cancelled.

In April, May and July 2024, four separate mass complaints against PacifiCorp naming 1,443 individual class members were filed in Multnomah County Circuit Court Oregon referencing James as the lead case. These James mass complaints make damages only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. PacifiCorp believes the magnitude of damages sought by the class members in the James mass complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described above that are being appealed.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The cause of the 2022 McKinney Fire is undetermined and remains under investigation by the U.S. Forest Service, the California Public Utilities Commission, PacifiCorp and various experts engaged by PacifiCorp.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,658 million through June 30, 2024. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through June 30, 2024, PacifiCorp paid $775 million in settlements associated with the 2020 Wildfires and paid an additional $246 million subsequent to June 30, 2024, for the Wildfires. To date, PacifiCorp has reached additional settlements associated with the Wildfires totaling $199 million that have yet to be paid. As a result of the settlements, various trials have been cancelled.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$1,705	$824	$1,723	$424
Accrued losses	251	141	251	541
Payments	(73)	(17)	(91)	(17)
Ending balance	$1,883	$948	$1,883	$948
As of June 30, 2024 and December 31, 2023, $445 million and $4 million of PacifiCorp's liability for estimated losses associated with the Wildfires is classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of June 30, 2024 reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of June 30, 2024 and December 31, 2023 is classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$149	$287	$499	$246
Accruals	—	92	—	133
Payments received	(10)	—	(360)	—
Ending balance	$139	$379	$139	$379
As of June 30, 2024, $15 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $124 million was included in Other assets on the Consolidated Balance Sheets. As of December 31, 2023, $350 million of PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net while the remaining $149 million was included in Other assets on the Consolidated Balance Sheets. Insurance proceeds received to date relate to the 2020 Wildfires.

During the three-month periods ended June 30, 2024 and 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $251 million and $49 million, respectively. During the six-month periods ended June 30, 2024 and 2023, PacifiCorp recognized probable losses net of expected insurance recoveries associated with the Wildfires of $251 million and $408 million, respectively. No additional insurance recoveries beyond those accrued and received to date are expected to be available.

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

(12)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Customer Revenue:
Retail:
Residential	$496	$450	$1,106	$1,035
Commercial	489	429	961	859
Industrial	307	270	626	560
Other retail	100	83	146	127
Total retail	1,392	1,232	2,839	2,581
Wholesale	13	26	42	87
Transmission	42	34	83	72
Other Customer Revenue	29	24	55	56
Total Customer Revenue	1,476	1,316	3,019	2,796
Other revenue	13	11	18	15
Total operating revenue	$1,489	$1,327	$3,037	$2,811

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

Net loss for the second quarter of 2024 was $69 million, a decrease of $175 million compared to 2023. The decrease in net income was primarily due to higher estimated losses of $202 million associated with the 2020 Wildfires, net of expected insurance recoveries, higher operations and maintenance expense, higher net interest expense, and higher depreciation and amortization expense, partially offset by higher income tax benefit, higher utility margin and higher allowances for equity and borrowed funds used during construction. Utility margin increased primarily due to higher retail prices and volumes, lower purchased electricity prices, lower natural gas-fueled generation prices, and higher net wheeling revenue, partially offset by lower net power cost deferrals, higher purchased electricity volumes, higher coal-fueled generation costs, lower wholesale revenue from lower volumes and prices, and higher natural gas-fueled generation volumes. Retail customer volumes increased 6.9%, primarily due to an increase in commercial and irrigation customer usage and an increase in the average number of customers. Energy generated volumes increased 4% for the second quarter of 2024 compared to 2023 primarily due to higher wind-powered and natural gas-fueled generation, partially offset by lower hydro-powered and coal-fueled generation. Wholesale electricity sales volumes decreased 26% and energy purchased volumes increased 9%.

Net income for the first six months of 2024 was $52 million, an increase of $66 million compared to 2023. The increase in net income was primarily due to $157 million of lower estimated losses associated with the 2020 Wildfires, net of expected insurance recoveries, higher utility margin, and higher allowances for equity and borrowed funds used during construction, partially offset by increased operations and maintenance expense, higher net interest expense, lower income tax benefit and higher depreciation and amortization expense. Utility margin increased primarily due to higher retail prices and volumes, lower natural gas-fueled generation prices, lower coal-fueled generation volumes, higher net wheeling revenue, and lower purchased electricity prices, partially offset by higher purchased electricity volumes, lower net power cost deferrals, lower wholesale revenue from lower volumes and prices, higher coal-fueled generation prices and higher natural gas-fueled generation volumes. Retail customer volumes increased 3.3%, primarily due to an increase in commercial, industrial and irrigation customer usage and an increase in the average number of customers, partially offset by a decrease in residential customer usage and unfavorable impacts of weather. Energy generated volumes decreased 4% for the first six months of 2024 compared to 2023 primarily due to lower coal-fueled and hydro-powered generation, partially offset by higher natural gas-fueled and wind-powered generation. Wholesale electricity sales volumes decreased 27% and energy purchased volumes increased 14%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin:
Operating revenue	$1,489	$1,327	$162	12%	$3,037	$2,811	$226	8%
Cost of fuel and energy	582	462	120	26	1,214	1,076	138	13
Utility margin	907	865	42	5	1,823	1,735	88	5
Operations and maintenance	419	354	65	18	826	700	126	18
Wildfires losses, net of recoveries	251	49	202	*	251	408	(157)	(38)
Depreciation and amortization	287	279	8	3	579	558	21	4
Property and other taxes	54	52	2	4	106	105	1	1
Operating (loss) income	$(104)	$131	$(235)	(179)%	$61	$(36)	$97	(269)%
*Not meaningful

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin (in millions):
Operating revenue	$1,489	$1,327	$162	12%	$3,037	$2,811	$226	8%
Cost of fuel and energy	582	462	120	26	1,214	1,076	138	13
Utility margin	$907	$865	$42	5%	$1,823	$1,735	$88	5%

Sales (GWhs):
Residential	3,904	3,809	95	2%	8,734	8,911	(177)	(2)%
Commercial	5,196	4,794	402	8	10,355	9,777	578	6
Industrial, irrigation and other	4,852	4,444	408	9	9,146	8,653	493	6
Total retail	13,952	13,047	905	7	28,235	27,341	894	3
Wholesale	447	601	(154)	(26)	1,037	1,426	(389)	(27)
Total sales	14,399	13,648	751	6%	29,272	28,767	505	2%

Average number of retail customers (in thousands)	2,099	2,065	34	2%	2,095	2,061	34	2%

Average revenue per MWh:
Retail	$100.18	$94.61	$5.57	6%	$100.70	$94.20	$6.50	7%
Wholesale	$41.07	$55.81	$(14.74)	(26)%	$49.53	$73.54	$(24.01)	(33)%

Heating degree days	1,350	1,314	36	3%	5,782	6,519	(737)	(11)%
Cooling degree days	514	456	58	13%	514	456	58	13%

Sources of energy (GWhs)(1):
Coal	3,441	3,594	(153)	(4)%	7,939	9,149	(1,210)	(13)%
Natural gas	3,496	3,108	388	12	7,449	7,063	386	5
Wind(2)	1,908	1,445	463	32	3,746	3,528	218	6
Hydroelectric and other(2)	801	1,111	(310)	(28)	1,737	1,923	(186)	(10)
Total energy generated	9,646	9,258	388	4	20,871	21,663	(792)	(4)
Energy purchased	5,861	5,382	479	9	10,821	9,510	1,311	14
Total	15,507	14,640	867	6%	31,692	31,173	519	2%

Average cost of energy per MWh:
Energy generated(3)	$21.50	$21.20	$0.30	1%	$23.86	$25.29	$(1.43)	(6)%
Energy purchased	$54.06	$57.49	$(3.43)	(6)%	$68.20	$66.27	$1.93	3%
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

Quarter Ended June 30, 2024 compared to Quarter Ended June 30, 2023

Utility margin increased $42 million for the second quarter of 2024 compared to 2023 primarily due to:
•$163 million increase in retail revenue due to higher average prices and higher volumes. Retail customer volumes increased 6.9%, primarily due to favorable Utah and Oregon commercial customer usage, favorable industrial customer usage, excluding Oregon and California, favorable irrigation usage across the service territory, favorable increase in the average number of residential and commercial customers across the service territory, mainly in Utah and Oregon, and favorable weather related impacts across the eastern service territory, partially offset by unfavorable weather related impacts across the western service territory;
•$12 million of higher net wheeling revenue; and
•$8 million of higher revenues associated with sales of greenhouse gas allowances.
The increases above were partially offset by:
•$104 million of lower net power costs deferrals in accordance with established adjustment mechanisms;
•$15 million decrease in wholesale revenue primarily due to lower volumes and lower average market prices;
•$14 million of higher coal-fueled generation costs primarily due to higher average prices, partially offset by lower volumes; and
•$7 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices.
Operations and maintenance increased $65 million, or 18%, for the second quarter of 2024 compared to 2023 primarily due to:
•$20 million of higher vegetation management and other wildfire mitigation costs, primarily due to higher amortization of amounts previously deferred in Oregon of $10 million (largely offset in retail revenue) and higher costs of $7 million;
•$17 million of higher insurance expense due to higher premiums associated with third-party liability coverage resulting from the impact of industry-wide catastrophic wildfires;
•$14 million increase in labor and benefit expenses;
•$8 million increase in injuries and damages expenses; and
•$7 million increase due to costs associated with the Lower Klamath Project.
Wildfire losses, net of recoveries increased $202 million for the second quarter of 2024 compared to 2023 due to an increase in estimated losses associated with the 2020 Wildfires, net of expected insurance recoveries.

Depreciation and amortization increased $8 million, or 3%, for the second quarter of 2024 compared to 2023 primarily due to higher plant-in-service balances in the current year.

Interest expense increased $51 million, or 38%, for the second quarter of 2024 compared to 2023 primarily due to higher average long-term debt balances due to the issuance of $3.8 billion of First Mortgage Bonds in January 2024.

Allowance for borrowed and equity funds increased $32 million, or 64%, for the second quarter of 2024 compared to 2023 primarily due to higher qualified construction work-in-progress balances, partially offset by lower rates.

Interest and dividend income increased $24 million, or 92%, for the second quarter of 2024 compared to 2023 primarily due to higher investment income of $15 million from higher investment balances and interest rates, and higher regulatory asset interest income of $10 million primarily from higher deferred net power cost balances.

Income tax benefit increased $55 million for the second quarter of 2024 compared to 2023 and the effective tax rate was 55% for 2024 and (39)% for 2023. The $55 million increase is primarily due to current year recognition of $251 million of estimated losses associated with the 2020 Wildfires, net of expected insurance recoveries and higher PTCs from PacifiCorp's wind-powered generating facilities.

First Six Months of 2024 compared to First Six Months of 2023

Utility margin increased $88 million for the first six months of 2024 compared to 2023 primarily due to:
•$268 million increase in retail revenue due to higher average prices and higher retail volumes. Retail customer volumes increased 3.3%, primarily due to favorable Utah and Oregon commercial customer usage, favorable Wyoming, Utah and Washington industrial customer usage, irrigation customer usage across the service territory, and favorable changes in the average number of residential and commercial customers, partially offset by unfavorable residential customer usage across service territory, except Utah, and unfavorable weather impacts across the western territory;
•$50 million of lower natural gas-fueled generation costs due to lower average market prices, partially offset by higher volumes; and
•$15 million of higher net wheeling revenue.
The increases above were partially offset by:
•$108 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices;
•$84 million of lower net power costs deferrals in accordance with established adjustment mechanisms; and
•$54 million decrease in wholesale revenue primarily due to lower volumes and lower average market prices.
Operations and maintenance increased $126 million, or 18%, for the first six months of 2024 compared to 2023 primarily due to:
•$39 million of higher insurance expense due to higher premiums associated with third-party liability coverage resulting from the impact of industry-wide catastrophic wildfires;
•$36 million of higher vegetation management and other wildfire mitigation costs, primarily due to higher amortization of amounts previously deferred in Oregon of $23 million (largely offset in retail revenue) and higher costs of $10 million;
•$16 million increase in labor and benefit expenses;
•$7 million increase in injuries and damages expenses;
•$7 million increase due to costs associated with the Lower Klamath Project;
•$5 million of higher demand-side management amortization expense; and
•$3 million increase in general and plant maintenance costs.
Wildfire losses, net of recoveries decreased $157 million, or 38%, for the first six months of 2024 compared to 2023 due to a decrease in estimated losses associated with the 2020 Wildfires, net of expected insurance recoveries.

Depreciation and amortization increased $21 million, or 4%, for the first six months of 2024 compared to 2023 primarily due to higher plant-in-service balances in the current year.

Interest expense increased $119 million, or 46%, for the first six months of 2024 compared to 2023 primarily due to higher average long-term debt balances due to the issuance of $3.8 billion of First Mortgage Bonds in January 2024.

Allowance for borrowed and equity funds increased $69 million, or 77%, for the first six months of 2024 compared to 2023 primarily due to higher qualified construction work-in-progress balances, partially offset by lower rates.

Interest and dividend income increased $63 million for the first six months of 2024 compared to 2023 primarily due to higher investment income of $38 million from higher investment balances and interest rates, and higher regulatory asset interest income of $26 million primarily from higher deferred net power cost balances.

Income tax benefit decreased $46 million, or 33%, for the first six months of 2024 compared to 2023 and the effective tax rate was 224% for 2024 and 91% for 2023. The $46 million decrease is primarily due to higher prior year loss accruals, net of expected insurance recoveries, associated with the 2020 Wildfires and the release of a valuation allowance on state net operating loss carryforwards in 2023, offset by higher PTCs from PacifiCorp's wind-powered generating facilities.

Liquidity and Capital Resources

As of June 30, 2024, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$1,289

Credit facilities(1)	2,900
Less:
Short-term debt	—
Tax-exempt bond support and letters of credit	(218)
Net credit facility	2,682

Total net liquidity	$3,971

Maturity dates	2025, 2027
(1)Refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and "Credit Facilities and Letters of Credit" below for further discussion regarding PacifiCorp's credit facilities.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023 were $897 million and $907 million, respectively. The decrease is primarily due to higher wholesale purchases and lower wholesale sales, higher operating expense payments and lower net transmission and security deposits received, partially offset by insurance reimbursements related to wildfire liabilities (net of settlement payments) and higher collections from retail customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023 were $(1,471) million and $(1,529) million, respectively. The change is primarily due to a decrease in capital expenditures of $51 million, partially offset by net proceeds from sales of marketable securities of $6 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2024 were $1.7 billion. Sources of cash consisted of net proceeds from the issuance of long-term debt of $3.8 billion. Uses of cash consisted primarily of $1.6 billion for the repayment of short-term debt and $425 million for the repayment of long-term debt.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the six-month period ended June 30, 2023 were $577 million. Sources of cash consisted of net proceeds from the issuance of long-term debt of $1.2 billion. Uses of cash consisted primarily of $309 million for the repayment of long-term debt and $300 million for common stock dividends paid to PPW Holdings LLC.

Short-term Debt

Regulatory authorities limit PacifiCorp to $3.0 billion of short-term debt. As of June 30, 2024, PacifiCorp had no short-term debt outstanding. As of December 31, 2023, PacifiCorp had $1.6 billion of short-term debt outstanding at a weighted average rate of 6.16%.

Debt Authorizations

In March and April 2024, PacifiCorp applied for additional short-term debt issuance authority from the FERC, the OPUC and the IPUC, and in May 2024 all three commissions issued final orders approving the additional issuance authority from $2.0 billion to up to $3.0 billion in total authorized short-term debt outstanding at any one time.

In March 2024, PacifiCorp applied for additional long-term debt issuance authority from the OPUC and the IPUC. In April 2024, the OPUC and the IPUC approved PacifiCorp to issue an additional $5.0 billion of long-term debt. PacifiCorp also must make a notice filing with the WUTC prior to any future long-term debt issuance. PacifiCorp currently has an effective shelf registration statement filed with the SEC to issue an indeterminate amount of first mortgage bonds through July 2027.

Credit Facilities and Letters of Credit

In June 2024, PacifiCorp terminated its existing $900 million unsecured delayed draw term loan facility expiring in June 2025 and entered into a new $900 million 364-day unsecured credit facility expiring in June 2025.

As of June 30, 2024, PacifiCorp had no letters of credit outstanding under its $2.0 billion revolving credit facility and had an additional $34 million of letters of credit outstanding in support of certain transactions required by third parties.

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

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024

Wind generation	$373	$172	$487
Electric distribution	325	373	813
Electric transmission	435	412	891
Wildfire mitigation	109	155	387
Other	287	366	591
Total	$1,529	$1,478	$3,169

PacifiCorp's IRP is a roadmap for PacifiCorp's energy transition to renewable and carbon free generation resources, coal-to-natural gas conversion of certain coal-fueled units, energy storage, associated transmission, load forecast and resource adequacy. PacifiCorp anticipates that the additional new renewable and carbon free generation and energy storage will be a mixture of owned and contracted resources. PacifiCorp has included estimates for these new renewable and carbon free generation and energy storage resources, conversion of certain coal-fueled units to natural gas-fueled units, energy storage assets and associated transmission assets in its forecast capital expenditures. These estimates are likely to change as a result of the IRP update and RFP process. PacifiCorp's historical and forecast capital expenditures include the following:
•Wind generation includes both growth projects and operating expenditures. Growth projects include construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties totaling $157 million and $366 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $302 million for the remainder of 2024 and is primarily for the Rock River I, Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 640 MWs that are expected to be placed in‑service in 2024 and 2025.
•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $168 million and $136 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for new customer connections totals $198 million for the remainder of 2024. The remaining investments primarily relate to expenditures for distribution operations.
•Electric transmission includes both growth projects and operating expenditures. Transmission growth investments primarily reflect costs associated with major transmission projects totaling $263 million and $285 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for major transmission segments that are expected to be placed in‑service in 2024 through 2031 totals $263 million for the remainder of 2024.
•Wildfire mitigation includes operating expenditures previously included in electric distribution and electric transmission. Expenditures for wildfire mitigation activities totaled $155 million and $109 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for wildfire mitigation totals $232 million for the remainder of 2024.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $94 million and $89 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned information technology spending totals $63 million for the remainder of 2024. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

The preferred portfolio in the 2023 IRP Update demonstrates that with limited procurement of battery resources in the near‑term, which can be achieved outside of an RFP process, there is material benefit to customers to scaling down and delaying resource acquisition until after 2030. PacifiCorp's 2025 IRP, which is expected to be issued in early 2025, will inform the next steps for incremental resource acquisition.

Material Cash Requirements

As of June 30, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 11 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes and wildfire loss contingencies. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2023. Refer to Note 11 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for updates regarding the wildfire loss contingency estimates.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2024, the related statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 2, 2024

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$930	$636
Trade receivables, net	261	272
Income tax receivable	201	1
Inventories	386	364
Prepayments	119	113
Other current assets	65	39
Total current assets	1,962	1,425

Property, plant and equipment, net	22,212	21,970
Regulatory assets	624	600
Investments and restricted investments	1,105	1,030
Other assets	190	210

Total assets	$26,093	$25,235

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$350	$543
Accrued interest	135	106
Accrued property, income and other taxes	293	197
Current portion of long-term debt	552	539
Other current liabilities	172	102
Total current liabilities	1,502	1,487

Long-term debt	8,807	8,227
Regulatory liabilities	1,280	1,079
Deferred income taxes	3,480	3,494
Asset retirement obligations	784	768
Other long-term liabilities	587	577
Total liabilities	16,440	15,632

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	9,092	9,042
Total shareholder's equity	9,653	9,603

Total liabilities and shareholder's equity	$26,093	$25,235

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Regulated electric	$635	$661	$1,200	$1,252
Regulated natural gas and other	95	98	373	427
Total operating revenue	730	759	1,573	1,679

Operating expenses:
Cost of fuel and energy	87	113	190	228
Cost of natural gas purchased for resale and other	40	46	217	282
Operations and maintenance	248	216	466	421
Depreciation and amortization	228	226	455	460
Property and other taxes	42	40	84	82
Total operating expenses	645	641	1,412	1,473

Operating income	85	118	161	206

Other income (expense):
Interest expense	(105)	(81)	(209)	(161)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	18	13	34	24
Other, net	19	15	44	31
Total other income (expense)	(61)	(49)	(118)	(98)

Income before income tax expense (benefit)	24	69	43	108
Income tax expense (benefit)	(213)	(167)	(432)	(370)

Net income	$237	$236	$475	$478

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, March 31, 2023	$—	$561	$9,227	$9,788
Net income	—	—	236	236
Balance, June 30, 2023	$—	$561	$9,463	$10,024

Balance, December 31, 2022	$—	$561	$9,084	$9,645
Net income	—	—	478	478
Common stock dividend	—	—	(100)	(100)
Other equity transactions	—	—	1	1
Balance, June 30, 2023	$—	$561	$9,463	$10,024

Balance, March 31, 2024	$—	$561	$8,854	$9,415
Net income	—	—	237	237
Other equity transactions	—	—	1	1
Balance, June 30, 2024	$—	$561	$9,092	$9,653

Balance, December 31, 2023	$—	$561	$9,042	$9,603
Net income	—	—	475	475
Common stock dividend	—	—	(425)	(425)
Balance, June 30, 2024	$—	$561	$9,092	$9,653

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$475	$478
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	455	460
Amortization of utility plant to other operating expenses	17	16
Allowance for equity funds	(34)	(24)
Deferred income taxes and investment tax credits, net	160	46
Settlements of asset retirement obligations	—	(15)
Other, net	(23)	3
Changes in other operating assets and liabilities:
Trade receivables and other assets	(24)	203
Inventories	(22)	(43)
Accrued property, income and other taxes, net	(107)	107
Accounts payable and other liabilities	(11)	(106)
Net cash flows from operating activities	886	1,125

Cash flows from investing activities:
Capital expenditures	(738)	(763)
Purchases of marketable securities	(174)	(95)
Proceeds from sales of marketable securities	172	81
Other, net	(12)	10
Net cash flows from investing activities	(752)	(767)

Cash flows from financing activities:
Common stock dividends	(425)	(100)
Proceeds from long-term debt	591	—
Repayments of long-term debt	(2)	(65)
Other, net	—	(1)
Net cash flows from financing activities	164	(166)

Net change in cash and cash equivalents and restricted cash and cash equivalents	298	192
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	642	268
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$940	$460

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the six-month period ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024.

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$930	$636
Restricted cash and cash equivalents in other current assets	10	6
Total cash and cash equivalents and restricted cash and cash equivalents	$940	$642

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2024	2023
Utility plant:
Generation	20-62 years	$18,104	$18,129
Transmission	55-80 years	2,856	2,834
Electric distribution	15-80 years	5,543	5,288
Natural gas distribution	30-75 years	2,327	2,294
Utility plant in-service		28,830	28,545
Accumulated depreciation and amortization		(8,208)	(7,841)
Utility plant in-service, net		20,622	20,704
Nonregulated, net of accumulated depreciation and amortization	20-50 years	6	6
		20,628	20,710
Construction work-in-progress		1,584	1,260
Property, plant and equipment, net		$22,212	$21,970

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the six-month periods ended June 30, 2024 and 2023, $— million and $20 million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

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

Credit Facilities

In June 2024, MidAmerican Energy amended its existing $1.5 billion unsecured credit facility expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(892)	(251)	(1,009)	(347)
State income tax, net of federal income tax impacts	(13)	(6)	(14)	(10)
Effects of ratemaking	—	(4)	(2)	(6)
Other, net	(4)	(2)	(1)	(1)
Effective income tax rate	(888)%	(242)%	(1,005)%	(343)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the six-month periods ended June 30, 2024 and 2023, totaled $434 million and $375 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $480 million and $520 million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Pension:
Service cost	$3	$3	$5	$6
Interest cost	8	8	16	16
Expected return on plan assets	(8)	(8)	(16)	(16)
Settlement	—	—	—	(5)
Net amortization	(1)	—	(1)	—
Net periodic benefit cost	$2	$3	$4	$1

Other postretirement:
Service cost	$1	$1	$2	$2
Interest cost	3	3	6	6
Expected return on plan assets	(4)	(4)	(8)	(8)
Net amortization	1	—	1	—
Net periodic benefit cost	$1	$—	$1	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in Other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2024 are expected to be $8 million and $2 million, respectively. As of June 30, 2024, $3 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

(8)    Asset Retirement Obligations

In May 2024, the United States Environmental Protection Agency ("EPA") published its final rule on legacy coal combustion residuals ("CCR") surface impoundments and CCR management units ("CCRMUs") in the Federal Register. CCRMUs include CCR surface impoundments and landfills closed before October 19, 2015 and inactive CCR landfills. The final rule contains three main components: (1) a definition for legacy CCR surface impoundments, which are inactive surface impoundments at inactive generating facilities that must adhere to the same regulations as inactive CCR impoundments at active generating facilities, barring location restrictions and liner design criteria, with customized compliance deadlines; (2) groundwater monitoring, corrective action, closure, and post closure care requirements for CCRMUs, which may be located at active generating facilities and inactive generating facilities with a legacy CCR surface impoundment; and (3) the owners and operators of inactive generating facilities must identify the presence of legacy CCR surface impoundments and comply with all rule requirements for surface impoundments; and the owners and operators of active generating facilities and inactive generating facilities with a legacy CCR surface impoundment must prepare Facility Evaluation Reports ("FERs") that identify and describe the CCRMUs and determine whether closure is required. In a manner consistent with existing CCR rules, owners and operators must publish FERs on their CCR websites in two parts, within 15 months (Part 1) and 27 months (Part 2) of the final rule's effective date in November 2024. MidAmerican Energy is currently evaluating the final rule and does not anticipate identifying any legacy surface impoundments, but does anticipate identifying CCRMUs subject to the rule. Due to the number of site investigations warranted by this rule and the nature of engineering and other studies required at each site, MidAmerican Energy is unable to reasonably estimate the potential impact, which may be material, to its asset retirement obligations.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2024:
Assets:
Commodity derivatives	$—	$7	$2	$(4)	$5
Money market mutual funds	927	—	—	—	927
Debt securities:
U.S. government obligations	256	—	—	—	256
Corporate obligations	—	95	—	—	95
Municipal obligations	—	2	—	—	2
Agency, asset and mortgage-backed obligations	—	1	—	—	1
Equity securities:
U.S. companies	460	—	—	—	460
International companies	9	—	—	—	9
Investment funds	22	—	—	—	22
	$1,674	$105	$2	$(4)	$1,777

Liabilities - commodity derivatives	$—	$(18)	$(4)	$6	$(16)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2023:
Assets:
Commodity derivatives	$—	$15	$—	$(2)	$13
Money market mutual funds	643	—	—	—	643
Debt securities:
U.S. government obligations	257	—	—	—	257
Corporate obligations	—	70	—	—	70
Municipal obligations	—	3	—	—	3
Equity securities:
U.S. companies	427	—	—	—	427
International companies	9	—	—	—	9
Investment funds	19	—	—	—	19
	$1,355	$88	$—	$(2)	$1,441

Liabilities - commodity derivatives	$—	$(15)	$(11)	$14	$(12)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $2 million and $12 million as of June 30, 2024 and December 31, 2023, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$(6)	$(5)	$(11)	$5
Changes in fair value recognized in net regulatory assets	(2)	(14)	(6)	(27)
Settlements	6	5	15	8
Ending balance	$(2)	$(14)	$(2)	$(14)

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

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,359	$8,431	$8,766	$8,252

(10)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the six-month period ended June 30, 2024, MidAmerican Energy entered into firm construction commitments totaling $150 million for the remainder of 2024 through 2025 related to the construction and repowering of wind-powered generating facilities in Iowa.

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

Transmission Rates

MidAmerican Energy's wholesale transmission rates are set annually using formula rates approved by the Federal Energy Regulatory Commission ("FERC") subject to true-up for actual cost of service. In November 2013 and February 2015, a coalition of intervenors filed successive complaints with the FERC requesting that the base return on equity ("ROE") used to determine rates in effect prior to September 2016 no longer be found just and reasonable and sought to reduce the base ROE. In August 2022, the U.S. Court of Appeals for the District of Columbia Circuit issued an opinion vacating all orders related to the complaints and remanding them back to the FERC. In July 2024, the FERC stated it plans to issue an order to resolve the remand proceedings before the end of the year. MidAmerican Energy cannot predict the ultimate outcome of these matters or the amount of potential refunds.

(11)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended June 30, 2024				For the Six-Month Period Ended June 30, 2024
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$179	$58	$—	$237	$339	$225	$—	$564
Commercial	86	16	—	102	158	80	—	238
Industrial	274	2	—	276	492	8	—	500
Natural gas transportation services	—	11	—	11	—	25	—	25
Other retail	40	1	—	41	75	4	—	79
Total retail	579	88	—	667	1,064	342	—	1,406
Wholesale	18	7	—	25	69	28	—	97
Multi-value transmission projects	13	—	—	13	28	—	—	28
Other Customer Revenue	—	—	—	—	—	—	2	2
Total Customer Revenue	610	95	—	705	1,161	370	2	1,533
Other revenue	25	—	—	25	39	1	—	40
Total operating revenue	$635	$95	$—	$730	$1,200	$371	$2	$1,573

	For the Three-Month Period Ended June 30, 2023				For the Six-Month Period Ended June 30, 2023
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$173	$58	$—	$231	$340	$257	$—	$597
Commercial	86	17	—	103	161	95	—	256
Industrial	272	4	—	276	486	11	—	497
Natural gas transportation services	—	10	—	10	—	23	—	23
Other retail	38	1	—	39	73	—	—	73
Total retail	569	90	—	659	1,060	386	—	1,446
Wholesale	45	7	—	52	116	36	—	152
Multi-value transmission projects	13	—	—	13	27	—	—	27
Other Customer Revenue	—	—	1	1	—	—	4	4
Total Customer Revenue	627	97	1	725	1,203	422	4	1,629
Other revenue	34	—	—	34	49	1	—	50
Total operating revenue	$661	$97	$1	$759	$1,252	$423	$4	$1,679

(12)    Shareholder's Equity

In February 2024, MidAmerican Energy paid $425 million in a cash dividend to its parent company, MHC.

(13)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Regulated electric	$635	$661	$1,200	$1,252
Regulated natural gas	95	97	371	423
Other	—	1	2	4
Total operating revenue	$730	$759	$1,573	$1,679

Operating income:
Regulated electric	$79	$120	$110	$170
Regulated natural gas	6	(2)	51	36
Total operating income	85	118	161	206
Interest expense	(105)	(81)	(209)	(161)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	18	13	34	24
Other, net	19	15	44	31
Total income before income tax expense (benefit)	$24	$69	$43	$108

	As of
	June 30, 2024	December 31, 2023
Assets:
Regulated electric	$23,657	$23,334
Regulated natural gas	2,435	1,900
Other	1	1
Total assets	$26,093	$25,235

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2024, the related consolidated statements of operations, and changes in member's equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$933	$637
Trade receivables, net	261	272
Income tax receivable	201	1
Inventories	386	364
Prepayments	119	113
Other current assets	65	40
Total current assets	1,965	1,427

Property, plant and equipment, net	22,213	21,971
Goodwill	1,270	1,270
Regulatory assets	624	600
Investments and restricted investments	1,107	1,032
Other assets	189	209

Total assets	$27,368	$26,509

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$350	$543
Accrued interest	140	112
Accrued property, income and other taxes	293	197
Note payable to affiliate	8	—
Current portion of long-term debt	552	539
Other current liabilities	172	102
Total current liabilities	1,515	1,493

Long-term debt	9,047	8,467
Regulatory liabilities	1,280	1,079
Deferred income taxes	3,479	3,492
Asset retirement obligations	784	768
Other long-term liabilities	586	577
Total liabilities	16,691	15,876

Commitments and contingencies (Note 10)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	8,998	8,954
Total member's equity	10,677	10,633

Total liabilities and member's equity	$27,368	$26,509

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Regulated electric	$635	$661	$1,200	$1,252
Regulated natural gas and other	95	98	373	427
Total operating revenue	730	759	1,573	1,679

Operating expenses:
Cost of fuel and energy	87	113	190	228
Cost of natural gas purchased for resale and other	40	46	217	282
Operations and maintenance	248	216	466	421
Depreciation and amortization	228	226	455	460
Property and other taxes	42	40	84	82
Total operating expenses	645	641	1,412	1,473

Operating income	85	118	161	206

Other income (expense):
Interest expense	(110)	(85)	(218)	(169)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	18	13	34	24
Other, net	20	15	45	43
Total other income (expense)	(65)	(53)	(126)	(94)

Income before income tax expense (benefit)	20	65	35	112
Income tax expense (benefit)	(214)	(168)	(434)	(370)

Net income	$234	$233	$469	$482

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, March 31, 2023	$1,679	$9,149	$10,828
Net income	—	233	233
Balance, June 30, 2023	$1,679	$9,382	$11,061

Balance, December 31, 2022	$1,679	$9,000	$10,679
Net income	—	482	482
Distribution to member	—	(100)	(100)
Balance, June 30, 2023	$1,679	$9,382	$11,061

Balance, March 31, 2024	$1,679	$8,764	$10,443
Net income	—	234	234
Balance, June 30, 2024	$1,679	$8,998	$10,677

Balance, December 31, 2023	$1,679	$8,954	$10,633
Net income	—	469	469
Distribution to member	—	(425)	(425)
Balance, June 30, 2024	$1,679	$8,998	$10,677

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$469	$482
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	455	460
Amortization of utility plant to other operating expenses	17	16
Allowance for equity funds	(34)	(24)
Deferred income taxes and investment tax credits, net	160	46
Settlements of asset retirement obligations	—	(15)
Other, net	(22)	(10)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(24)	194
Inventories	(22)	(43)
Accrued property, income and other taxes, net	(107)	110
Accounts payable and other liabilities	(12)	(106)
Net cash flows from operating activities	880	1,110

Cash flows from investing activities:
Capital expenditures	(738)	(763)
Purchases of marketable securities	(174)	(95)
Proceeds from sales of marketable securities	172	81
Proceeds from sale of investment	—	12
Other, net	(12)	10
Net cash flows from investing activities	(752)	(755)

Cash flows from financing activities:
Distributions to member	(425)	(100)
Proceeds from long-term debt	591	—
Repayments of long-term debt	(2)	(65)
Net change in note payable to affiliate	8	—
Other, net	—	(1)
Net cash flows from financing activities	172	(166)

Net change in cash and cash equivalents and restricted cash and cash equivalents	300	189
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	643	271
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$943	$460

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the six-month period ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024.

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$933	$637
Restricted cash and cash equivalents in other current assets	10	6
Total cash and cash equivalents and restricted cash and cash equivalents	$943	$643

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

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(1,070)	(266)	(1,240)	(335)
State income tax, net of federal income tax impacts	(20)	(8)	(17)	(10)
Effects of ratemaking	—	(5)	(3)	(5)
Other, net	(1)	—	(1)	(1)
Effective income tax rate	(1,070)%	(258)%	(1,240)%	(330)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the six-month periods ended June 30, 2024 and 2023, totaled $434 million and $375 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $482 million and $522 million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,599	$8,686	$9,006	$8,515
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

(12)    Member's Equity

In February 2024, MidAmerican Funding paid $425 million in a cash distribution to its parent company, BHE.

(13)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Regulated electric	$635	$661	$1,200	$1,252
Regulated natural gas	95	97	371	423
Other	—	1	2	4
Total operating revenue	$730	$759	$1,573	$1,679

Operating income:
Regulated electric	$79	$120	$110	$170
Regulated natural gas	6	(2)	51	36
Total operating income	85	118	161	206
Interest expense	(110)	(85)	(218)	(169)
Allowance for borrowed funds	7	4	13	8
Allowance for equity funds	18	13	34	24
Other, net	20	15	45	43
Total income before income tax expense (benefit)	$20	$65	$35	$112

	As of
	June 30, 2024	December 31, 2023
Assets(1):
Regulated electric	$24,848	$24,525
Regulated natural gas	2,514	1,979
Other	6	5
Total assets	$27,368	$26,509

(1)	Assets by reportable segment reflect the assignment of goodwill to applicable reporting units.

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2024 was $237 million, an increase of $1 million, compared to 2023, primarily due to a favorable income tax benefit, higher AFUDC, higher interest and dividend income and higher natural gas utility margin, partially offset by higher operations and maintenance expense, higher interest expense, higher property and other taxes and higher depreciation and amortization expense. Utility margin increased primarily due to higher electric retail customer usage and higher natural gas base rates, partially offset by lower wholesale margin, reflecting lower prices and volumes. Electric retail customer volumes increased 3.3%, primarily due to higher customer usage for certain industrial and residential customers, partially offset by the unfavorable impact of weather. Energy generated volumes were largely flat due to higher wind- and solar-powered generation, partially offset by lower coal- and natural gas-fueled generation; and energy purchased volumes decreased 13%. Wholesale electricity sales volumes decreased 8% due to unfavorable market conditions. Natural gas retail customer volumes decreased 10% due to the unfavorable impact of weather.

MidAmerican Energy's net income for the first six months of 2024 was $475 million, a decrease of $3 million, compared to 2023, primarily due to higher interest expense, higher operations and maintenance expense, lower electric utility margin and higher property and other taxes, partially offset by a favorable income tax benefit, higher AFUDC, higher interest and dividend income, higher natural gas utility margin, and lower depreciation and amortization expense. Utility margin decreased primarily due to lower wholesale margin, reflecting lower prices and volumes and the unfavorable impact of weather, partially offset by higher recoveries through bill riders, higher electric retail customer usage and higher natural gas base rates. Electric retail customer volumes increased 0.7%, primarily due to higher customer usage for certain industrial customers, partially offset by the unfavorable impact of weather and lower customer usage for certain residential and commercial customers. Energy generated volumes were largely flat due to higher wind- and solar-powered generation, partially offset by lower coal-fueled generation; and energy purchased volumes decreased 17%. Wholesale electricity sales volumes decreased 5% due to unfavorable market conditions. Natural gas retail customer volumes decreased 10% due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2024 was $234 million, an increase of $1 million, compared to 2023. MidAmerican Funding's net income for the first six months of 2024 was $469 million, a decrease of $13 million, compared to 2023. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above, partially offset by a one-time gain on the sale of an investment of $10 million in 2023.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Electric utility margin:
Operating revenue	$635	$661	$(26)	(4)%	$1,200	$1,252	$(52)	(4)%
Cost of fuel and energy	87	113	(26)	(23)	190	228	(38)	(17)
Electric utility margin	548	548	—	—%	1,010	1,024	(14)	(1)%

Natural gas utility margin:
Operating revenue	95	97	(2)	(2)%	371	423	(52)	(12)%
Natural gas purchased for resale	40	46	(6)	(13)	217	282	(65)	(23)
Natural gas utility margin	55	51	4	8%	154	141	13	9%

Utility margin	603	599	4	1%	1,164	1,165	(1)	—%

Other operating revenue	—	1	(1)	(100)%	2	4	(2)	(50)%
Operations and maintenance	248	216	32	15	466	421	45	11
Depreciation and amortization	228	226	2	1	455	460	(5)	(1)
Property and other taxes	42	40	2	5	84	82	2	2
Operating income	$85	$118	$(33)	(28)%	$161	$206	$(45)	(22)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin (in millions):
Operating revenue	$635	$661	$(26)	(4)%	$1,200	$1,252	$(52)	(4)%
Cost of fuel and energy	87	113	(26)	(23)	190	228	(38)	(17)
Utility margin	$548	$548	$—	—%	$1,010	$1,024	$(14)	(1)%

Sales (GWhs):
Residential	1,539	1,479	60	4%	3,197	3,272	(75)	(2)%
Commercial	957	929	28	3	1,909	1,947	(38)	(2)
Industrial	4,481	4,365	116	3	8,673	8,467	206	2
Other	421	392	29	7	809	801	8	1
Total retail	7,398	7,165	233	3	14,588	14,487	101	1
Wholesale	3,639	3,942	(303)	(8)	7,849	8,294	(445)	(5)
Total sales	11,037	11,107	(70)	(1)%	22,437	22,781	(344)	(2)%

Average number of retail customers (in thousands)	828	819	9	1%	827	818	9	1%

Average revenue per MWh:
Retail	$78.23	$79.45	$(1.22)	(2)%	$72.98	$73.17	$(0.19)	—%
Wholesale	$7.49	$17.63	$(10.14)	(58)%	$10.40	$17.59	$(7.19)	(41)%

Heating degree days	399	462	(63)	(14)%	3,105	3,454	(349)	(10)%
Cooling degree days	382	393	(11)	(3)%	382	393	(11)	(3)%

Sources of energy (GWhs)(1):
Wind and other(2)	7,336	6,320	1,016	16%	14,981	13,697	1,284	9%
Coal	1,245	2,217	(972)	(44)	2,977	4,333	(1,356)	(31)
Nuclear	931	862	69	8	1,861	1,789	72	4
Natural gas	467	569	(102)	(18)	921	913	8	1
Total energy generated	9,979	9,968	11	—	20,740	20,732	8	—
Energy purchased	1,118	1,282	(164)	(13)	1,991	2,405	(414)	(17)
Total	11,097	11,250	(153)	(1)%	22,731	23,137	(406)	(2)%

Average cost of energy per MWh:
Energy generated(3)	$3.77	$6.20	$(2.43)	(39)%	$4.42	$6.15	$(1.73)	(28)%
Energy purchased	$43.74	$39.75	$3.99	10%	$49.42	$41.61	$7.81	19%

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin (in millions):
Operating revenue	$95	$97	$(2)	(2)%	$371	$423	$(52)	(12)%
Natural gas purchased for resale	40	46	(6)	(13)	217	282	(65)	(23)
Utility margin	$55	$51	$4	8%	$154	$141	$13	9%

Throughput (000's Dths):
Residential	5,504	6,197	(693)	(11)%	27,082	30,590	(3,508)	(11)%
Commercial	2,820	3,023	(203)	(7)	13,004	14,375	(1,371)	(10)
Industrial	1,167	1,373	(206)	(15)	2,754	2,856	(102)	(4)
Other	17	13	4	31	53	47	6	13
Total retail sales	9,508	10,606	(1,098)	(10)	42,893	47,868	(4,975)	(10)
Wholesale sales	5,270	3,996	1,274	32	17,260	14,403	2,857	20
Total sales	14,778	14,602	176	1	60,153	62,271	(2,118)	(3)
Natural gas transportation service	24,090	23,830	260	1	53,596	53,415	181	—
Total throughput	38,868	38,432	436	1%	113,749	115,686	(1,937)	(2)%

Average number of retail customers (in thousands)	799	792	7	1%	799	792	7	1%

Average revenue per retail Dth sold	$8.09	$7.53	$0.56	7%	$7.40	$7.61	$(0.21)	(3)%

Heating degree days	429	509	(80)	(16)%	3,235	3,641	(406)	(11)%

Average cost of natural gas per retail Dth sold	$3.40	$3.61	$(0.21)	(6)%	$4.38	$5.14	$(0.76)	(15)%

Combined retail and wholesale average cost of natural gas per Dth sold	$2.72	$3.15	$(0.43)	(14)%	$3.60	$4.54	$(0.94)	(21)%

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023

MidAmerican Energy -

Electric utility margin decreased $— million, or —%, for the second quarter of 2024 compared to 2023 primarily due to:
•a $24 million decrease in wholesale utility margin due to lower margins per unit of $20 million, reflecting lower market prices, and lower volumes of $4 million or 7.7%; partially offset by
•a $23 million increase in retail utility margin primarily due to $15 million from higher customer usage, $4 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit), $4 million due to price impacts from changes in sales mix and $2 million from higher wind-turbine performance settlements, partially offset by $2 million due to the unfavorable impact of weather. Retail customer volumes increased 3.3%.
Natural gas utility margin increased $4 million, or 8%, for the second quarter of 2024 compared to 2023 primarily due to:
•a $4 million increase from higher base rates; and
•a $1 million increase from higher natural gas transportation margin; offset by
•a $1 million decrease due to the unfavorable impact of weather.

Operations and maintenance increased $32 million, or 15%, for the second quarter of 2024 compared to 2023 primarily due to higher employee costs of $19 million, higher steam and other power generation costs of $9 million, higher technology costs of $6 million and higher electric distribution and transmission costs of $3 million, partially offset by lower nuclear power generation costs of $4 million.

Depreciation and amortization increased $2 million, or 1%, for the second quarter of 2024 compared to 2023 primarily due to $13 million related to new and repowered wind-powered generating facilities and other plant placed in-service, $4 million from higher Iowa revenue sharing accruals and $3 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $19 million from the write-off of certain assets in 2023.

Property and other taxes increased $2 million, or 5%, for the second quarter of 2024 compared to 2023 primarily due to $1 million from higher wind turbine and other property taxes and $1 million from higher replacement taxes.

Interest expense increased $24 million, or 30%, for the second quarter of 2024 compared to 2023 due to higher interest expense from September 2023 and January 2024 long-term debt issuances and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $8 million, or 47%, for the second quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation.

Other, net increased $4 million, or 27%, for the second quarter of 2024 compared to 2023 primarily due to higher interest income from higher interest rates and higher cash surrender values of corporate-owned life insurance policies, partially offset by higher non-service costs of postretirement employee benefit plans.

Income tax benefit increased $46 million, or 28%, for the second quarter of 2024 compared to 2023 primarily due to $41 million of higher PTCs due to a higher PTC rate per MW generated and additional wind capacity placed in-service. PTCs for the second quarter of 2024 and 2023 totaled $214 million and $173 million, respectively.

MidAmerican Funding -

Income tax benefit increased $46 million, or 27%, for the second quarter of 2024 compared to 2023 primarily due to the changes in MidAmerican Energy's income tax benefit discussed above.

First Six Months of 2024 Compared to First Six Months of 2023

MidAmerican Energy -

Electric utility margin decreased $14 million, or 1%, for the first six months of 2024 compared to 2023, due to:
•a $35 million decrease in wholesale utility margin due to lower margins per unit of $29 million, reflecting lower market prices, and lower volumes of $6 million or 5.4%; partially offset by
•a $19 million increase in retail utility margin primarily due to $10 million, net of energy costs, from higher recoveries through bill riders (offset in operations and maintenance expense and income tax benefit), $8 million from higher customer usage, $5 million due to price impacts from changes in sales mix and $2 million from higher wind-turbine performance settlements, partially offset by $6 million from the unfavorable impact of weather. Retail customer volumes increased 0.7%.

Natural gas utility margin increased $13 million, or 9%, for the first six months of 2024 compared to 2023 primarily due to:
•a $17 million increase from higher base rates; and
•a $2 million increase from higher natural gas transportation margin; offset by
•a $6 million decrease due to the unfavorable impact of weather.

Operations and maintenance increased $45 million, or 11%, for the first six months of 2024 compared to 2023 primarily due to higher employee costs of $21 million, higher technology costs of $13 million, higher steam and other power generation costs of $9 million and higher electric distribution and transmission costs of $6 million, partially offset by lower property and liability insurance costs of $2 million.

Depreciation and amortization decreased $5 million, or 1%, for the first six months of 2024 compared to 2023 primarily due to $19 million from the write-off of certain assets in 2023 and $16 million from lower Iowa revenue sharing accruals, partially offset by $26 million related to new and repowered wind-powered generating facilities and other plant placed in-service and $3 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects.

Property and other taxes increased $2 million, or 2%, for the first six months of 2024 compared to 2023 primarily due to $2 million from higher replacement taxes.

Interest expense increased $48 million, or 30%, for the first six months of 2024 compared to 2023 due to higher interest expense from September 2023 and January 2024 long-term debt issuances and higher interest rates on variable rate long-term debt.

Allowance for borrowed and equity funds increased $15 million, or 47%, for the first six months of 2024 compared to 2023 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation.

Other, net increased $13 million, or 42%, for the first six months of 2024 compared to 2023 primarily due to higher interest income from higher interest rates and higher cash surrender values of corporate-owned life insurance policies, partially offset by higher non-service costs of postretirement employee benefit plans.

Income tax benefit increased $62 million, or 17%, for the first six months of 2024 compared to 2023 primarily due to $59 million of higher PTCs due to a higher PTC rate per MW generated and additional wind capacity placed in-service. PTCs for the first six months of 2024 and 2023 totaled $434 million and $375 million, respectively.

MidAmerican Funding -

Income tax benefit increased $64 million, or 17%, for the first six months of 2024 compared to 2023 primarily due to the changes in MidAmerican Energy's income tax benefit discussed above and lower pretax income from a one-time gain on the sale of an investment in 2023.

Liquidity and Capital Resources

As of June 30, 2024, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$930

Credit facilities, maturing 2025 and 2027	1,505
Less:
Short-term debt outstanding	—
Tax-exempt bond support	(306)
Net credit facilities	1,199

MidAmerican Energy total net liquidity	$2,129

MidAmerican Funding:
MidAmerican Energy total net liquidity	$2,129
Cash and cash equivalents	3
MHC, Inc. credit facility, maturing 2025	4
MidAmerican Funding total net liquidity	$2,136

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023, were $886 million and $1,125 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023, were $880 million and $1,110 million, respectively. Cash flows from operating activities reflect lower cash impacts of utility margin for MidAmerican Energy's regulated electric business, higher payments to vendors, lower income tax receipts, higher interest payments and higher property tax payments, partially offset by higher cash impacts of utility margin for MidAmerican Energy's regulated natural gas business and lower asset retirement obligation settlement payments.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023, were $(752) million and $(767) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023, were $(752) million and $(755) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2024 and 2023 were $164 million and $(166) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2024 and 2023, were $172 million and $(166) million, respectively. In February 2024 and January 2023, MidAmerican Funding paid $425 million and $100 million, respectively, in cash distributions to its sole member, BHE. Proceeds from long-term debt reflect MidAmerican Energy's issuance in January 2024 of $600 million of its 5.30% First Mortgage Bonds due February 2055. MidAmerican Funding received $8 million in 2024 through its note payable with BHE.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

Debt Authorizations and Related Matters

Short-term Debt

MidAmerican Energy has authority from the FERC to issue, through April 2, 2026, commercial paper and bank notes aggregating $1.5 billion. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2027. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Secured Overnight Financing Rate, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024

Wind generation	$243	$141	$827
Electric distribution	167	167	333
Electric transmission	76	119	217
Solar generation	10	1	21
Other	267	310	480
Total	$763	$738	$1,878

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $63 million and $200 million for the six-month periods ended June 30, 2024 and 2023, respectively. MidAmerican Energy placed in-service 200 MWs during 2023. Planned spending for the construction of additional wind-powered generating facilities totals $464 million for the remainder of 2024.
◦Repowering of wind-powered generating facilities totaling $40 million and $19 million for the six-month periods ended June 30, 2024 and 2023, respectively. Planned spending for the repowering of wind-powered generating facilities totals $188 million for the remainder of 2024. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities. For the six-month periods ended June 30, 2024 and 2023, solar generation spending totaled $1 million and $10 million, respectively. Planned spending totals $20 million for the remainder of 2024.

•Remaining expenditures primarily relate to routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of June 30, 2024, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2024, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 2, 2024

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$111	$20
Trade receivables, net	469	374
Inventories	155	129
Regulatory assets	180	586
Other current assets	100	63
Total current assets	1,015	1,172

Property, plant and equipment, net	9,019	8,658
Regulatory assets	517	499
Other assets	396	398

Total assets	$10,947	$10,727

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$420	$466
Accrued interest	46	44
Accrued property, income and other taxes	34	65
Regulatory liabilities	36	43
Customer deposits	94	59
Derivative contracts	85	62
Other current liabilities	65	48
Total current liabilities	780	787

Long-term debt	3,393	3,392
Finance lease obligations	274	279
Regulatory liabilities	1,003	1,017
Deferred income taxes	782	836
Other long-term liabilities	539	452
Total liabilities	6,771	6,763

Commitments and contingencies (Note 11)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,833	2,733
Retained earnings	1,344	1,232
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	4,176	3,964

Total liabilities and shareholder's equity	$10,947	$10,727

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Operating revenue	$801	$781	$1,362	$1,380

Operating expenses:
Cost of fuel and energy	482	493	823	877
Operations and maintenance	76	78	147	151
Depreciation and amortization	92	108	184	214
Property and other taxes	14	14	29	28
Total operating expenses	664	693	1,183	1,270

Operating income	137	88	179	110

Other income (expense):
Interest expense	(52)	(49)	(105)	(98)
Capitalized interest	6	7	14	9
Allowance for equity funds	9	4	17	8
Interest and dividend income	6	19	15	41
Other, net	5	4	9	8
Total other income (expense)	(26)	(15)	(50)	(32)

Income before income tax expense (benefit)	111	73	129	78
Income tax expense (benefit)	14	7	17	8
Net income	$97	$66	$112	$70

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2023	1,000	$—	$2,733	$1,026	$(1)	$3,758
Net income	—	—	—	66	—	66
Balance, June 30, 2023	1,000	$—	$2,733	$1,092	$(1)	$3,824

Balance, December 31, 2022	1,000	$—	$2,333	$1,022	$(1)	$3,354
Net income	—	—	—	70	—	70
Contributions	—	—	400	—	—	400
Balance, June 30, 2023	1,000	$—	$2,733	$1,092	$(1)	$3,824

Balance, March 31, 2024	1,000	$—	$2,833	$1,247	$(1)	$4,079
Net income	—	—	—	97	—	97
Balance, June 30, 2024	1,000	$—	$2,833	$1,344	$(1)	$4,176

Balance, December 31, 2023	1,000	$—	$2,733	$1,232	$(1)	$3,964
Net income	—	—	—	112	—	112
Contributions	—	—	100	—	—	100
Balance, June 30, 2024	1,000	$—	$2,833	$1,344	$(1)	$4,176

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$112	$70
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	184	214
Allowance for equity funds	(17)	(8)
Deferred energy	434	(252)
Amortization of deferred energy	(27)	131
Other changes in regulatory assets and liabilities	(18)	(19)
Deferred income taxes and amortization of investment tax credits	(15)	9
Other, net	—	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(83)	(83)
Inventories	(26)	(27)
Accrued property, income and other taxes	(68)	(4)
Accounts payable and other liabilities	121	202
Net cash flows from operating activities	597	232

Cash flows from investing activities:
Capital expenditures	(602)	(719)
Proceeds from repayment of affiliate note receivable	—	100
Proceeds from sale of marketable securities	4	—
Net cash flows from investing activities	(598)	(619)

Cash flows from financing activities:
Repayments of long-term debt	—	(1)
Contributions from parent	100	400
Other, net	(10)	(10)
Net cash flows from financing activities	90	389

Net change in cash and cash equivalents and restricted cash and cash equivalents	89	2
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	37	60
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$126	$62

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024.

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$111	$20
Restricted cash and cash equivalents included in other current assets	15	17
Total cash and cash equivalents and restricted cash and cash equivalents	$126	$37

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2024	2023
Utility plant:
Generation	30 - 65 years	$4,855	$4,476
Transmission	55 - 76 years	1,650	1,590
Distribution	24 - 70 years	4,595	4,451
Intangible plant and other	5 - 65 years	898	906
Utility plant		11,998	11,423
Accumulated depreciation and amortization		(3,983)	(3,856)
Utility plant, net		8,015	7,567
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		8,016	7,568
Construction work-in-progress		1,003	1,090
Property, plant and equipment, net		$9,019	$8,658

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

(5)    Recent Financing Transactions

Credit Facilities

In June 2024, Nevada Power amended its existing $600 million secured credit facility expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(5)	(11)	(4)	(10)
Income tax credits	(4)	—	(5)	—
Other	1	—	1	(1)
Effective income tax rate	13%	10%	13%	10%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to 2017 tax reform pursuant to an order issued by the PUCN effective January 1, 2021.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Nevada Power made cash payments for federal income tax to BHE of $93 million and $— million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

(8)    Asset Retirement Obligations

In May 2024, the United States Environmental Protection Agency ("EPA") published its final rule on legacy coal combustion residuals ("CCR") surface impoundments and CCR management units ("CCRMUs") in the Federal Register. CCRMUs include CCR surface impoundments and landfills closed before October 19, 2015 and inactive CCR landfills. The final rule contains three main components: (1) a definition for legacy CCR surface impoundments, which are inactive surface impoundments at inactive generating facilities that must adhere to the same regulations as inactive CCR impoundments at active generating facilities, barring location restrictions and liner design criteria, with customized compliance deadlines; (2) groundwater monitoring, corrective action, closure, and post closure care requirements for CCRMUs, which may be located at active generating facilities and inactive generating facilities with a legacy CCR surface impoundment; and (3) the owners and operators of inactive generating facilities must identify the presence of legacy CCR surface impoundments and comply with all rule requirements for surface impoundments; and the owners and operators of active generating facilities and inactive generating facilities with a legacy CCR surface impoundment must prepare Facility Evaluation Reports ("FERs") that identify and describe the CCRMUs and determine whether closure is required. In a manner consistent with existing CCR rules, owners and operators must publish FERs on their CCR websites in two parts, within 15 months (Part 1) and 27 months (Part 2) of the final rule's effective date in November 2024. Nevada Power is currently evaluating the final rule and does not anticipate identifying any legacy surface impoundments, but does anticipate identifying CCRMUs subject to the rule. Due to the number of site investigations warranted by this rule and the nature of engineering and other studies required at each site, Nevada Power is unable to reasonably estimate the potential impact, which may be material, to its asset retirement obligations.

(9)    Risk Management and Hedging Activities

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of June 30, 2024
Not designated as hedging contracts(1) -
Commodity liabilities	$—	$(85)	$(16)	$(101)

As of December 31, 2023
Not designated as hedging contracts(1) -
Commodity liabilities	$—	$(62)	$(6)	$(68)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of June 30, 2024 a regulatory asset of $101 million was recorded related to the net derivative liability of $101 million. As of December 31, 2023 a regulatory asset of $68 million was recorded related to the net derivative liability of $68 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2024	2023

Electricity purchases	Megawatt hours	2	1
Natural gas purchases	Decatherms	131	132

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2024, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $6 million and $7 million as of June 30, 2024 and December 31, 2023, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(10)    Fair Value Measurements

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2024:
Assets:
Money market mutual funds	$90	$—	$—	$90
Investment funds	8	—	—	8
	$98	$—	$—	$98

Liabilities - commodity derivatives	$—	$—	$(101)	$(101)

As of December 31, 2023:
Assets:
Money market mutual funds	$10	$—	$—	$10
Investment funds	4	—	—	4
	$14	$—	$—	$14

Liabilities - commodity derivatives	$—	$—	$(68)	$(68)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2024 and December 31, 2023, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$(101)	$(116)	$(68)	$(52)
Changes in fair value recognized in regulatory assets	(17)	(54)	(58)	(119)
Settlements	17	44	25	45
Ending balance	$(101)	$(126)	$(101)	$(126)

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

	As of June 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,393	$3,284	$3,392	$3,417

(11)    Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2024, Nevada Power entered into engineering, procurement and construction agreements along with equipment and materials agreements totaling $1.5 billion through 2028 for the Greenlink Nevada transmission expansion program that will be developed in western and northern Nevada.

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

(12)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Customer Revenue:
Retail:
Residential	$445	$404	$716	$697
Commercial	165	177	298	313
Industrial	169	173	303	311
Other	1	4	2	10
Total fully bundled	780	758	1,319	1,331
Distribution only service	4	4	8	7
Total retail	784	762	1,327	1,338
Wholesale, transmission and other	16	15	33	33
Total Customer Revenue	800	777	1,360	1,371
Other revenue	1	4	2	9
Total operating revenue	$801	$781	$1,362	$1,380

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

Net income for the second quarter of 2024 was $97 million, an increase of $31 million, compared to 2023 primarily due to higher utility margin, lower depreciation and amortization expense, primarily due to expiring regulatory amortizations, lower operations and maintenance expense and higher capitalized interest and allowance for equity funds, mainly due to higher construction work-in-progress. The increase is partially offset by lower interest and dividend income, mainly from lower carrying charges on regulatory balances, higher income tax expense, and higher interest expense, primarily due to higher long-term debt. Utility margin increased primarily due to higher retail customer volumes and higher retail rates from the 2023 regulatory rate review with new rates effective January 2024, partially offset by lower regulatory-related revenue deferrals. Retail customer volumes, including distribution only service customers, increased 11.2% primarily due to the favorable impact of weather, favorable changes in customer usage patterns and an increase in the average number of customers. Energy generated volumes increased 21% for the second quarter of 2024 compared to 2023 primarily due to higher natural-gas fueled generation. Wholesale electricity sales volumes increased 200% and energy purchased volumes increased 10%.

Net income for the first six months of 2024 was $112 million, an increase of $42 million, compared to 2023 primarily due to higher utility margin, lower depreciation and amortization expense, primarily due to expiring regulatory amortizations, higher capitalized interest and allowance for equity funds, mainly due to higher construction work-in-progress, and lower operations and maintenance expense. The increase is partially offset by lower interest and dividend income, mainly from lower carrying charges on regulatory balances, higher income tax expense, and higher interest expense, primarily due to higher long-term debt. Utility margin increased primarily due to higher retail rates from the 2023 regulatory rate review with new rates effective January 2024 and higher retail customer volumes, partially offset by lower regulatory-related revenue deferrals. Retail customer volumes, including distribution only service customers, increased 7.0% primarily due to the favorable impact of weather, favorable changes in customer usage patterns and an increase in the average number of customers. Energy generated volumes increased 14% for the first six months of 2024 compared to 2023 primarily due to higher natural-gas fueled generation. Wholesale electricity sales volumes increased 132% and energy purchased volumes were consistent.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin:
Operating revenue	$801	$781	$20	3%	$1,362	$1,380	$(18)	(1)%
Cost of fuel and energy	482	493	(11)	(2)	823	877	(54)	(6)
Utility margin	319	288	31	11	539	503	36	7
Operations and maintenance	76	78	(2)	(3)	147	151	(4)	(3)
Depreciation and amortization	92	108	(16)	(15)	184	214	(30)	(14)
Property and other taxes	14	14	—	—	29	28	1	4
Operating income	$137	$88	$49	56%	$179	$110	$69	63%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin (in millions):
Operating revenue	$801	$781	$20	3%	$1,362	$1,380	$(18)	(1)%
Cost of fuel and energy	482	493	(11)	(2)	823	877	(54)	(6)
Utility margin	$319	$288	$31	11%	$539	$503	$36	7%

Sales (GWhs):
Residential	2,709	2,268	441	19%	4,240	3,904	336	9%
Commercial	1,293	1,251	42	3	2,302	2,248	54	2
Industrial	1,588	1,456	132	9	2,956	2,698	258	10
Other	43	44	(1)	(2)	85	87	(2)	(2)
Total fully bundled(1)	5,633	5,019	614	12	9,583	8,937	646	7
Distribution only service	734	708	26	4	1,372	1,306	66	5
Total retail	6,367	5,727	640	11	10,955	10,243	712	7
Wholesale	201	67	134	*	301	130	171	*
Total GWhs sold	6,568	5,794	774	13%	11,256	10,373	883	9%

Average number of retail customers (in thousands)	1,032	1,012	20	2%	1,028	1,011	17	2%

Average revenue per MWh:
Retail - fully bundled(1)	$138.54	$151.17	$(12.63)	(8)%	$137.71	$148.98	$(11.27)	(8)%
Wholesale	$19.44	$47.45	$(28.01)	(59)%	$27.38	$72.10	$(44.72)	(62)%

Heating degree days	67	73	(6)	(8)%	1,111	1,383	(272)	(20)%
Cooling degree days	1,518	1,121	397	35%	1,523	1,124	399	35%

Sources of energy (GWhs)(2)(3):
Natural gas	3,434	2,931	503	17%	6,887	6,194	693	11%
Renewables	136	19	117	*	202	34	168	*
Total energy generated	3,570	2,950	620	21	7,089	6,228	861	14
Energy purchased	2,412	2,199	213	10	3,323	3,336	(13)	—
Total	5,982	5,149	833	16%	10,412	9,564	848	9%

Average cost of energy per MWh(2)(4):
Energy generated	$31.85	$60.13	$(28.28)	(47)%	$48.35	$76.19	$(27.84)	(37)%
Energy purchased	$152.49	$143.80	$8.69	6%	$144.40	$120.73	$23.67	20%
*    Not meaningful

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 91 GWhs and 179 GWhs of gas generated energy that is purchased at cost by related parties for the second quarter of 2024 and 2023, respectively. The average cost of energy per MWh and sources of energy excludes 281 GWhs and 462 GWhs of gas generated energy that is purchased at cost by related parties for the first six months of 2024 and 2023, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023

Utility margin increased $31 million, or 11%, for the second quarter of 2024 compared to 2023 primarily due to:
•$38 million of higher electric retail utility margin primarily due to higher retail customer volumes and the 2023 regulatory rate review with new rates effective January 2024. Retail customer volumes, including distribution only service customers, increased 11.2% primarily due to favorable changes in weather and customer usage patterns and an increase in the average number of customers,
•$2 million of higher energy efficiency program revenue (offset in operations and maintenance expense) and
•$2 million of higher transmission and wholesale revenue.
The increase in utility margin was partially offset by:
•$8 million of lower regulatory-related revenue deferrals and
•$3 million of lower other revenue from expiring regulatory amortizations.

Operations and maintenance decreased $2 million, or 3%, for the second quarter of 2024 compared to 2023 primarily due to the impact of regulatory amortizations approved in the 2023 regulatory rate review and lower technology costs, partially offset by higher plant operations and maintenance costs and higher insurance premiums due to additional wildfire and general excess liability coverage.

Depreciation and amortization decreased $16 million, or 15%, for the second quarter of 2024 compared to 2023 primarily due to lower regulatory amortizations, partially offset by higher amortization from an increased rate for intangible software approved in the 2023 regulatory rate review.

Interest expense increased $3 million, or 6%, for the second quarter of 2024 compared to 2023 primarily due to higher long-term debt and higher average interest rate.

Capitalized interest and allowance for equity funds increased $4 million, or 36%, for the second quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $13 million or 68% for the second quarter of 2024 compared to 2023 primarily due to unfavorable interest income, mainly from lower carrying charges on regulatory balances.

Income tax expense increased $7 million for the second quarter of 2024 compared to 2023 primarily due to higher pretax income. The effective tax rate was 13% in 2024 and 10% in 2023 and increased primarily due to the effects of ratemaking, offset by higher federal tax credits.

First Six Months of 2024 Compared to First Six Months of 2023
Utility margin increased $36 million, or 7%, for the first six months of 2024 compared to 2023 primarily due to:
•$50 million of higher electric retail utility margin primarily due to the 2023 regulatory rate review with new rates effective January 2024 and higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 7.0% primarily due to favorable changes in weather and customer usage patterns and an increase in the average number of customers,
•$4 million of higher energy efficiency implementation revenue,
•$2 million of higher energy efficiency program revenue (offset in operations and maintenance expense) and
•$2 million of higher transmission and wholesale revenue.
The increase in utility margin was offset by:
•$14 million of lower regulatory-related revenue deferrals,
•$6 million of lower other revenue from expiring regulatory amortizations and
•$3 million of lower other retail revenue.

Operations and maintenance decreased by $4 million, or 3%, for the first six months of 2024 compared to 2023 primarily due to the impact of regulatory amortizations approved in the 2023 regulatory rate review and lower technology costs, partially offset by higher plant operations and maintenance costs and higher insurance premiums due to additional wildfire and general excess liability coverage.

Depreciation and amortization decreased $30 million, or 14%, for the first six months of 2024 compared to 2023 primarily due to lower regulatory amortizations, partially offset by higher amortization from an increased rate for intangible software approved in the 2023 regulatory rate review.

Interest expense increased $7 million, or 7%, for the first six months of 2024 compared to 2023 primarily due to higher long-term debt and higher average interest rate.

Capitalized interest and allowance for equity funds increased $14 million, or 82%, for the first six months of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $26 million, or 63%, for the first six months of 2024 compared to 2023 primarily due to unfavorable interest income, mainly from lower carrying charges on regulatory balances.

Income tax expense increased $9 million for the first six months of 2024 compared to 2023 primarily due to higher pretax income. The effective tax rate was 13% in 2024 and 10% in 2023 and decreased primarily due to the effects of ratemaking, offset by higher federal tax credits.

Liquidity and Capital Resources

As of June 30, 2024, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$111

Credit facility	600

Total net liquidity	$711
Credit facility:
Maturity date	2027

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023, were $597 million and $232 million, respectively. The change was primarily due to lower payments related to fuel and energy costs and increased customer deposits, partially offset by higher income tax payments, the timing of payments for operating costs, higher interest payments and lower collections from customers.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023, were $(598) million and $(619) million, respectively. The change was primarily due to decreased capital expenditures, partially offset by decreased proceeds from repayment of an affiliate note receivable. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the six-month periods ended June 30, 2024 and 2023, were $90 million and $389 million, respectively. The change was primarily due to lower contributions from NV Energy, Inc.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024

Electric distribution	$148	$188	$377
Electric transmission	94	46	268
Solar generation	238	9	21
Electric battery storage	41	11	16
Other	198	348	521
Total	$719	$602	$1,203

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
•Solar generation includes two growth projects and other planned solar generating facilities. The first growth project consists of a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that was developed in Clark County, Nevada. Commercial operation occurred in May 2024. The second growth project consists of a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the solar is expected by early 2027.

•Electric battery storage includes two growth projects and other planned electric battery storage systems. The first project consists of a 100-MW battery energy storage system co-located with a 150-MW solar photovoltaic facility that was developed in Clark County, Nevada. Commercial operation occurred in May 2024. The second growth project consists of a 400-MW battery energy storage system co-located with a 400MW solar photovoltaic facility that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the battery energy storage system is expected by mid 2026.
•Other includes both growth projects and operating expenditures. Growth projects primarily consist of an additional 444 MW of peaking combustion turbines that were approved by the PUCN and are under development at the Silverhawk generating facility in Clark County, Nevada. Commercial operation occurred in July 2024. Operating expenditures consist of turbine upgrades at several generating facilities, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

2024 Joint Integrated Resource Plan

In May 2024, the Nevada Utilities filed its Joint Application for approval of the 2024 Joint Integrated Resource Plan. The Joint Application seeks, in part (1) the addition of three power purchase agreements for solar generating resources totaling more than 1,000 MW, each with co-located battery storage systems; (2) the addition of 400 MW of company-owned hydrogen-capable natural gas simple cycle combustion turbine peakers at the North Valmy generation station; (3) to approve an update of the Greenlink Nevada transmission project costs; and (4) to construct the necessary transmission infrastructure to support growing customer demand. An order is expected by the end of 2024.

Material Cash Requirements

As of June 30, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2024, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$70	$44
Trade receivables, net	152	180
Inventories	139	117
Regulatory assets	89	161
Other current assets	45	35
Total current assets	495	537

Property, plant and equipment, net	4,040	3,822
Regulatory assets	221	220
Other assets	195	193

Total assets	$4,951	$4,772

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$260	$228
Accrued interest	19	18
Accrued property, income and other taxes	16	21
Regulatory liabilities	81	15
Customer deposits	35	21
Derivative contracts	24	16
Other current liabilities	39	30
Total current liabilities	474	349

Long-term debt	1,526	1,293
Regulatory liabilities	419	424
Deferred income taxes	375	404
Other long-term liabilities	270	237
Total liabilities	3,064	2,707

Commitments and contingencies (Note 11)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	1,576	1,576
Retained earnings	312	490
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	1,887	2,065

Total liabilities and shareholder's equity	$4,951	$4,772

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Regulated electric	$262	$293	$522	$597
Regulated natural gas	34	44	120	140
Total operating revenue	296	337	642	737

Operating expenses:
Cost of fuel and energy	142	179	293	360
Cost of natural gas purchased for resale	22	31	89	106
Operations and maintenance	59	49	115	105
Depreciation and amortization	47	46	94	92
Property and other taxes	6	6	12	13
Total operating expenses	276	311	603	676

Operating income	20	26	39	61

Other income (expense):
Interest expense	(22)	(15)	(42)	(31)
Allowance for borrowed funds	2	3	3	5
Allowance for equity funds	6	3	10	5
Interest and dividend income	5	5	9	12
Other, net	2	1	5	2
Total other income (expense)	(7)	(3)	(15)	(7)

Income before income tax expense (benefit)	13	23	24	54
Income tax expense (benefit)	1	3	2	7
Net income	$12	$20	$22	$47

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2023	1,000	$—	$1,576	$500	$(1)	$2,075
Net income	—	—	—	20	—	20
Balance, June 30, 2023	1,000	$—	$1,576	$520	$(1)	$2,095

Balance, December 31, 2022	1,000	$—	$1,576	$473	$(1)	$2,048
Net income	—	—	—	47	—	47
Balance, June 30, 2023	1,000	$—	$1,576	$520	$(1)	$2,095

Balance, March 31, 2024	1,000	$—	$1,576	$300	$(1)	$1,875
Net income	—	—	—	12	—	12
Balance, June 30, 2024	1,000	$—	$1,576	$312	$(1)	$1,887

Balance, December 31, 2023	1,000	$—	$1,576	$490	$(1)	$2,065
Net income	—	—	—	22	—	22
Dividends declared	—	—	—	(200)	—	(200)
Balance, June 30, 2024	1,000	$—	$1,576	$312	$(1)	$1,887

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$22	$47
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	94	92
Allowance for equity funds	(10)	(5)
Deferred energy	111	61
Amortization of deferred energy	30	77
Other changes in regulatory assets and liabilities	4	8
Deferred income taxes and amortization of investment tax credits	(39)	(38)
Other, net	(2)	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	32	9
Inventories	(22)	(34)
Accrued property, income and other taxes	(15)	49
Accounts payable and other liabilities	86	(33)
Net cash flows from operating activities	291	232

Cash flows from investing activities:
Capital expenditures	(297)	(170)
Proceeds from sale of marketable securities	1	—
Net cash flows from investing activities	(296)	(170)

Cash flows from financing activities:
Proceeds from long-term debt	234	—
Dividends paid	(200)	—
Repayment of affiliate note payable	—	(70)
Other, net	(4)	(4)
Net cash flows from financing activities	30	(74)

Net change in cash and cash equivalents and restricted cash and cash equivalents	25	(12)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	52	56
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$77	$44

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the three- and six-month periods ended June 30, 2024, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2023, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024.

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$70	$44
Restricted cash and cash equivalents included in other current assets	7	8
Total cash and cash equivalents and restricted cash and cash equivalents	$77	$52

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2024	2023
Utility plant:
Generation	25 - 70 years	$1,334	$1,313
Transmission	50 - 76 years	1,051	1,023
Electric distribution	20 - 76 years	2,133	2,074
Electric intangible plant and other	5 - 65 years	252	247
Natural gas distribution	35 - 70 years	545	537
Natural gas intangible plant and other	5 - 65 years	18	17
Common other	5 - 65 years	374	376
Utility plant		5,707	5,587
Accumulated depreciation and amortization		(2,156)	(2,091)
		3,551	3,496
Construction work-in-progress		489	326
Property, plant and equipment, net		$4,040	$3,822

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

Credit Facilities

In June 2024, Sierra Pacific amended its existing $400 million secured credit facilities expiring in June 2026. The amendment extended the expiration date to June 2027, updated lenders and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking	(12)	(9)	(13)	(9)
Other	(1)	1	—	1
Effective income tax rate	8%	13%	8%	13%

Effects of ratemaking is primarily attributable to the recognition of excess deferred income taxes related to 2017 tax reform pursuant to an order issued by the PUCN effective January 1, 2020.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Sierra Pacific made cash payments for federal income tax to BHE of $56 million and $— million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2024	2023
Qualified Pension Plan -
Other non-current assets	$55	$53

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans -
Other non-current assets	—	1

(8)    Asset Retirement Obligations

In May 2024, the United States Environmental Protection Agency ("EPA") published its final rule on legacy coal combustion residuals ("CCR") surface impoundments and CCR management units ("CCRMUs") in the Federal Register. CCRMUs include CCR surface impoundments and landfills closed before October 19, 2015 and inactive CCR landfills. The final rule contains three main components: (1) a definition for legacy CCR surface impoundments, which are inactive surface impoundments at inactive generating facilities that must adhere to the same regulations as inactive CCR impoundments at active generating facilities, barring location restrictions and liner design criteria, with customized compliance deadlines; (2) groundwater monitoring, corrective action, closure, and post closure care requirements for CCRMUs, which may be located at active generating facilities and inactive generating facilities with a legacy CCR surface impoundment; and (3) the owners and operators of inactive generating facilities must identify the presence of legacy CCR surface impoundments and comply with all rule requirements for surface impoundments; and the owners and operators of active generating facilities and inactive generating facilities with a legacy CCR surface impoundment must prepare Facility Evaluation Reports ("FERs") that identify and describe the CCRMUs and determine whether closure is required. In a manner consistent with existing CCR rules, owners and operators must publish FERs on their CCR websites in two parts, within 15 months (Part 1) and 27 months (Part 2) of the final rule's effective date in November 2024. Sierra Pacific is currently evaluating the final rule and does not anticipate identifying any legacy surface impoundments, but does anticipate that it may identify CCRMUs subject to the rule. Due to the number of site investigations warranted by this rule and the nature of engineering and other studies required at each site, Sierra Pacific is unable to reasonably estimate the potential impact, which may be material, to its asset retirement obligations.

(9)    Risk Management and Hedging Activities

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

			Other
	Other	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of June 30, 2024
Not designated as hedging contracts(1) -
Commodity assets	$1	$—	$—	$1
Commodity liabilities	—	(24)	(4)	(28)
Total derivative - net basis	$1	$(24)	$(4)	$(27)

As of December 31, 2023
Not designated as hedging contracts(1) -
Commodity liabilities	$—	$(16)	$—	$(16)

(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of June 30, 2024 a net regulatory asset of $27 million was recorded related to the net derivative liability of $27 million. As of December 31, 2023 a net regulatory asset of $16 million was recorded related to the net derivative liability of $16 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2024	2023

Electricity purchases	Megawatt hours	1	—
Natural gas purchases	Decatherms	56	55

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2024, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million and $1 million as of June 30, 2024 and December 31, 2023, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

(10)    Fair Value Measurements

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2024:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	64	—	—	64
Investment funds	2	—	—	2
	$66	$—	$1	$67

Liabilities - commodity derivatives	$—	$—	$(28)	$(28)

As of December 31, 2023:
Assets:
Money market mutual funds	$41	$—	$—	$41
Investment funds	1	—	—	1
	$42	$—	$—	$42

Liabilities - commodity derivatives	$—	$—	$(16)	$(16)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of June 30, 2024 and December 31, 2023, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Beginning balance	$(26)	$(33)	$(16)	$(13)
Changes in fair value recognized in regulatory assets	(5)	(17)	(16)	(37)
Settlements	4	14	5	14
Ending balance	$(27)	$(36)	$(27)	$(36)

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

	As of June 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,526	$1,486	$1,293	$1,311

(11)    Commitments and Contingencies

Construction Commitments

During the six-month period ended June 30, 2024, Sierra Pacific entered into engineering, procurement and construction agreements along with equipment and materials agreements totaling $624 million through 2028 for the Greenlink Nevada transmission expansion program that will be developed in western and northern Nevada and agreements totaling $986 million for a 400-MW solar photovoltaic facility with an additional 400-MW of co-located battery storage that will be developed in Churchill County, Nevada.

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

(12)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 13 (in millions):

	Three-Month Periods
	Ended June 30,
	2024			2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$90	$21	$111	$95	$25	$120
Commercial	90	8	98	102	12	114
Industrial	65	5	70	82	6	88
Other	2	—	2	1	—	1
Total fully bundled	247	34	281	280	43	323
Distribution only service	1	—	1	1	—	1
Total retail	248	34	282	281	43	324
Wholesale, transmission and other	14	—	14	12	—	12
Total Customer Revenue	262	34	296	293	43	336
Other revenue	—	—	—	—	1	1
Total operating revenue	$262	$34	$296	$293	$44	$337

	Six-Month Periods
	Ended June 30,
	2024			2023
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$190	$74	$264	$210	$85	$295
Commercial	172	32	204	193	39	232
Industrial	120	13	133	145	15	160
Other	3	1	4	3	—	3
Total fully bundled	485	120	605	551	139	690
Distribution only service	2	—	2	2	—	2
Total retail	487	120	607	553	139	692
Wholesale, transmission and other	35	—	35	44	—	44
Total Customer Revenue	522	120	642	597	139	736
Other revenue	—	—	—	—	1	1
Total operating revenue	$522	$120	$642	$597	$140	$737

(13)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Operating revenue:
Regulated electric	$262	$293	$522	$597
Regulated natural gas	34	44	120	140
Total operating revenue	$296	$337	$642	$737

Operating income (loss):
Regulated electric	$22	$23	$34	$48
Regulated natural gas	(2)	3	5	13
Total operating income	20	26	39	61
Interest expense	(22)	(15)	(42)	(31)
Allowance for borrowed funds	2	3	3	5
Allowance for equity funds	6	3	10	5
Interest and dividend income	5	5	9	12
Other, net	2	1	5	2
Total income before income tax expense (benefit)	$13	$23	$24	$54

	As of
	June 30,	December 31,
	2024	2023
Assets:
Regulated electric	$4,408	$4,251
Regulated natural gas	450	454
Other(1)	93	67
Total assets	$4,951	$4,772

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

Net income for the second quarter of 2024 was $12 million, a decrease of $8 million, or 40%, compared to 2023 primarily due to increased operations and maintenance expenses, higher interest expense from higher long-term debt, and lower interest and dividend income, mainly from lower carrying charges on regulatory balances, partially offset by higher utility margin, higher allowances for borrowed and equity funds from increased construction work-in-progress, and lower income tax expense. Electric utility margin increased primarily due to higher customer volumes. Electric retail customer volumes, including distribution only service customers, increased by 5.5% primarily due to the favorable impact of weather and an increase in the average number of customers. Energy generated volumes increased 18% for the second quarter of 2024 compared to 2023. Wholesale electricity sales volumes increased 3% and energy purchased volumes increased 1%.

Net income for the first six months of 2024 was $22 million, a decrease of $25 million, or 53%, compared to 2023 primarily due to lower utility margin, higher interest expense from higher long-term debt, increased operations and maintenance expenses and lower interest and dividend income, mainly from lower carrying charges on regulatory balances, partially offset by lower income tax expense and higher allowances for borrowed and equity funds from increased construction work-in-progress. Electric utility margin decreased primarily due to lower transmission and wholesale revenue and unfavorable price impacts from changes in sales mix. Electric retail customer volumes, including distribution only service customers, increased by 2.3% primarily due to an increase in the average number of customers. Energy generated volumes increased 8% for the first six months of 2024 compared to 2023. Wholesale electricity sales volumes increased 3% and energy purchased volumes decreased 5%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Electric utility margin:
Operating revenue	$262	$293	$(31)	(11)%	$522	$597	$(75)	(13)%
Cost of fuel and energy	142	179	(37)	(21)	293	360	(67)	(19)
Electric utility margin	120	114	6	5%	229	237	(8)	(3)%

Natural gas utility margin:
Operating revenue	34	44	(10)	(23)%	120	140	(20)	(14)%
Natural gas purchased for resale	22	31	(9)	(29)	89	106	(17)	(16)
Natural gas utility margin	12	13	(1)	(8)%	31	34	(3)	(9)%

Utility margin	132	127	5	4%	260	271	(11)	(4)%

Operations and maintenance	59	49	10	20%	115	105	10	10%
Depreciation and amortization	47	46	1	2	94	92	2	2
Property and other taxes	6	6	—	—	12	13	(1)	(8)
Operating income	$20	$26	$(6)	(23)%	$39	$61	$(22)	(36)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin (in millions):
Operating revenue	$262	$293	$(31)	(11)%	$522	$597	$(75)	(13)%
Cost of fuel and energy	142	179	(37)	(21)	293	360	(67)	(19)
Utility margin	$120	$114	$6	5%	$229	$237	$(8)	(3)%

Sales (GWhs):
Residential	605	539	66	12%	1,273	1,271	2	—%
Commercial	776	735	41	6	1,490	1,456	34	2
Industrial	688	671	17	3	1,352	1,317	35	3
Other	2	3	(1)	(33)	5	6	(1)	(17)
Total fully bundled(1)	2,071	1,948	123	6	4,120	4,050	70	2
Distribution only service	692	670	22	3	1,394	1,338	56	4
Total retail	2,763	2,618	145	6	5,514	5,388	126	2
Wholesale	135	131	4	3	370	360	10	3
Total GWhs sold	2,898	2,749	149	5%	5,884	5,748	136	2%

Average number of retail customers (in thousands)	381	375	6	2%	381	374	7	2%

Average revenue per MWh:
Retail - fully bundled(1)	$118.82	$143.34	$(24.52)	(17)%	$117.42	$135.89	$(18.47)	(14)%
Wholesale	$55.96	$48.67	$7.29	15%	$57.69	$86.26	$(28.57)	(33)%

Heating degree days	498	586	(88)	(15)%	2,590	3,238	(648)	(20)%
Cooling degree days	387	135	252	* %	387	135	252	* %

Sources of energy (GWhs)(3):
Natural gas	990	895	95	11%	2,051	1,961	90	5%
Coal	249	152	97	64	460	353	107	30
Renewables	10	9	1	11	13	13	—	—
Total energy generated	1,249	1,056	193	18	2,524	2,327	197	8
Energy purchased	1,244	1,227	17	1	1,957	2,050	(93)	(5)
Total	2,493	2,283	210	9%	4,481	4,377	104	2%

Average cost of energy per MWh(2)(4):
Energy generated	$37.86	$62.36	$(24.50)	(39)%	$49.48	$84.21	$(34.73)	(41)%
Energy purchased	$75.60	$92.08	$(16.48)	(18)%	$85.71	$79.75	$5.96	7%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes — and — GWhs of coal and 3 and — GWhs of natural gas generated energy that is purchased at cost by related parties for the second quarter of 2024 and 2023, respectively. The average cost of energy per MWh and sources of energy excludes — and — GWhs of coal and 3 and — GWhs of natural gas generated energy that is purchased at cost by related parties for the first six months of 2024 and 2023, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2024	2023	Change		2024	2023	Change
Utility margin (in millions):
Operating revenue	$34	$44	$(10)	(23)%	$120	$140	$(20)	(14)%
Natural gas purchased for resale	22	31	(9)	(29)	89	106	(17)	(16)
Utility margin	$12	$13	$(1)	(8)%	$31	$34	$(3)	(9)%

Sold (000's Dths):
Residential	1,618	1,843	(225)	(12)%	6,321	7,709	(1,388)	(18)%
Commercial	867	985	(118)	(12)	3,200	3,923	(723)	(18)
Industrial	479	581	(102)	(18)	1,319	1,647	(328)	(20)
Total retail	2,964	3,409	(445)	(13)%	10,840	13,279	(2,439)	(18)%

Average number of retail customers (in thousands)	185	182	3	2%	185	182	3	2%

Average revenue per retail Dth sold	$11.51	$12.79	$(1.28)	(10)%	$11.05	$10.52	$0.53	6%

Heating degree days	498	586	(88)	(15)%	2,590	3,238	(648)	(20)%

Average cost of natural gas per retail Dth sold	$7.33	$9.01	$(1.68)	(19)%	$8.21	$7.98	$0.23	3%

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023

Electric utility margin increased $6 million, or 5%, for the second quarter of 2024 compared to 2023 primarily due to:
•$4 million of higher electric retail utility margin primarily due to higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 5.5% primarily due to the favorable impact of weather and an increase in the average number of customers and
•$2 million of higher wholesale revenue.
The increase in utility margin was partially offset by:
•$1 million of lower energy efficiency implementation revenue.
Operations and maintenance increased $10 million, or 20%, for the second quarter of 2024 compared to 2023 primarily due to higher insurance premiums due to additional wildfire and general excess liability coverage, regulatory impacts from the 2024 general rate review, higher administrative and general costs and higher plant operations and maintenance expenses.

Interest expense increased $7 million, or 47%, for the second quarter of 2024 compared to 2023 primarily due to higher long-term debt and higher average interest rate.

Allowance for borrowed and equity funds increased $2 million, or 33%, for the second quarter of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Income tax expense decreased $2 million, or 67%, for the second quarter of 2024 compared to 2023 primarily due to lower pretax income, offset by the effects of ratemaking. The effective tax rate was 8% in 2024 and 13% in 2023 and decreased primarily due to the effects of ratemaking.

First Six Months of 2024 Compared to First Six Months of 2023

Electric utility margin decreased $8 million, or 3%, for the first six months of 2024 compared to 2023 primarily due to:
•$5 million of lower wholesale revenue and
•$4 million of lower electric retail utility margin primarily due to unfavorable price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 2.3% primarily due to an increase in the average number of customers.
Natural gas utility margin decreased $3 million, or 9%, for the first six months of 2024 compared to 2023 primarily due to lower customer volumes from the unfavorable impact of weather.

Operations and maintenance increased $10 million, or 10%, for the first six months of 2024 compared to 2023 primarily due to higher insurance premiums due to additional wildfire and general excess liability coverage, the recognition of over collected gas regulatory liabilities, higher administrative and general costs and higher technology costs, partially offset by lower plant operations and maintenance expenses.

Depreciation and amortization increased $2 million, or 2%, for the first six months of 2024 compared to 2023 primarily due to higher plant placed in-service.

Interest expense increased $11 million, or 35%, for the first six months of 2024 compared to 2023 primarily due to higher long-term debt and higher average interest rate.

Allowance for borrowed and equity funds increased $3 million, or 30%, for the first six months of 2024 compared to 2023 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $3 million, or 25%, for the first six months of 2024 compared to 2023 primarily due to higher interest income, mainly from carrying charges on regulatory balances.

Other, net increased $3 million for the first six months of 2024 compared to 2023 primarily due to higher pension expense.

Income tax expense decreased $5 million, or 71%, for the first six months of 2024 compared to 2023 primarily due to lower pretax income. The effective tax rate was 8% in 2024 and 13% in 2023 and decreased primarily due to the effects of ratemaking.

Liquidity and Capital Resources

As of June 30, 2024, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$70

Credit facility	400

Total net liquidity	$470
Credit facility:
Maturity date	2027

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023, were $291 million and $232 million, respectively. The change was primarily due to lower payments related to fuel energy costs, increased customer deposits, and the timing of payments for operating costs, partially offset by lower collections from customers, higher income tax payments and higher interest payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023, were $(296) million and $(170) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the six-month periods ended June 30, 2024 and 2023, were $30 million and $(74) million, respectively. The change was primarily due to higher proceeds from the issuance of long-term debt and lower repayments of an affiliate note payable, partially offset by higher dividends paid to NV Energy, Inc.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024

Electric distribution	$72	$115	$259
Electric transmission	47	41	213
Solar generation	1	5	118
Electric battery storage	2	77	116
Other	48	59	23
Total	$170	$297	$729

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
•Electric battery storage includes a 400-MW battery energy storage system co-located with a 400-MW solar photovoltaic facility that would be developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the battery energy storage system is expected by mid 2026.
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

2024 Joint Integrated Resource Plan

In May 2024, the Nevada Utilities filed its Joint Application for approval of the 2024 Joint Integrated Resource Plan. The Joint Application seeks, in part (1) the addition of three power purchase agreements for solar generating resources totaling more than 1,000 MW, each with co-located battery storage systems; (2) the addition of 400 MW of company-owned hydrogen-capable natural gas simple cycle combustion turbine peakers at the North Valmy generation station; (3) to approve an update of the Greenlink Nevada transmission project costs; and (4) to construct the necessary transmission infrastructure to support growing customer demand. An order is expected by the end of 2024.

Material Cash Requirements

As of June 30, 2024, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2023, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of June 30, 2024, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$107	$62
Trade receivables, net	156	195
Receivables from affiliates	28	25
Inventories	148	142
Income taxes receivable	19	80
Prepayments and other deferred charges	47	76
Natural gas imbalances	26	39
Other current assets	36	51
Total current assets	567	670

Property, plant and equipment, net	10,343	10,343
Goodwill	1,286	1,286
Investments	272	281
Other assets	116	120

Total assets	$12,584	$12,700
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$77	$89
Accounts payable to affiliates	28	45
Accrued property, income and other taxes	86	93
Notes payable to affiliates	21	400
Current portion of long-term debt	1,050	1,050
Other current liabilities	123	141
Total current liabilities	1,385	1,818

Long-term debt	2,197	2,204
Regulatory liabilities	621	623
Deferred income taxes	445	383
Other long-term liabilities	148	144
Total liabilities	4,796	5,172

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	6,536	6,273
Accumulated other comprehensive loss, net	(36)	(40)
Total member's equity	6,500	6,233
Noncontrolling interests	1,288	1,295
Total equity	7,788	7,528

Total liabilities and equity	$12,584	$12,700

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Operating revenue	$497	$521	$1,030	$1,074

Operating expenses:
Cost of (excess) gas	—	5	(2)	25
Operations and maintenance	139	134	271	277
Depreciation and amortization	83	80	165	160
Property and other taxes	33	26	66	63
Total operating expenses	255	245	500	525

Operating income	242	276	530	549

Other income (expense):
Interest expense	(32)	(35)	(68)	(72)
Allowance for equity funds	1	2	3	4
Interest and dividend income	2	11	4	20
Other, net	—	1	1	1
Total other income (expense)	(29)	(21)	(60)	(47)

Income before income tax expense (benefit) and equity income (loss)	213	255	470	502
Income tax expense (benefit)	40	31	106	70
Equity income (loss)	4	6	49	38
Net income	177	230	413	470
Net income attributable to noncontrolling interests	38	131	74	249
Net income attributable to Eastern Energy Gas	$139	$99	$339	$221

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Net income	$177	$230	$413	$470

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $—, $— and $—	—	—	1	(1)
Unrealized gains on cash flow hedges, net of tax of $1, $4, $1 and $3	3	7	3	5
Total other comprehensive income, net of tax	3	7	4	4

Comprehensive income	180	237	417	474
Comprehensive income attributable to noncontrolling interests	38	131	74	249
Comprehensive income attributable to Eastern Energy Gas	$142	$106	$343	$225

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, March 31, 2023	$4,109	$(45)	$3,941	$8,005
Net income	99	—	131	230
Other comprehensive income	—	7	—	7
Distributions	(79)	—	(142)	(221)
Contributions	23	—	—	23
Balance, June 30, 2023	$4,152	$(38)	$3,930	$8,044

Balance, December 31, 2022	$3,983	$(42)	$3,947	$7,888
Net income	221	—	249	470
Other comprehensive income	—	4	—	4
Distributions	(85)	—	(266)	(351)
Contributions	33	—	—	33
Balance, June 30, 2023	$4,152	$(38)	$3,930	$8,044

Balance, March 31, 2024	$6,297	$(39)	$1,292	$7,550
Net income	139	—	38	177
Other comprehensive income	—	3	—	3
Distributions	—	—	(42)	(42)
Contributions	100	—	—	100
Balance, June 30, 2024	$6,536	$(36)	$1,288	$7,788

Balance, December 31, 2023	$6,273	$(40)	$1,295	$7,528
Net income	339	—	74	413
Other comprehensive income	—	4	—	4
Distributions	(178)	—	(81)	(259)
Contributions	102	—	—	102
Balance, June 30, 2024	$6,536	$(36)	$1,288	$7,788

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$413	$470
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on other items, net	1	(7)
Depreciation and amortization	165	160
Allowance for equity funds	(3)	(4)
Equity (income) loss, net of distributions	8	2
Changes in regulatory assets and liabilities	(4)	(92)
Deferred income taxes	69	47
Changes in other operating assets and liabilities:
Trade receivables and other assets	79	89
Receivables from affiliates	(3)	8
Gas balancing activities	(5)	17
Derivative collateral, net	—	2
Accrued property, income and other taxes	8	6
Accounts payable to affiliates	(17)	(9)
Accounts payable and other liabilities	(17)	(45)
Net cash flows from operating activities	694	644

Cash flows from investing activities:
Capital expenditures	(147)	(124)
Proceeds from assignment of shale development rights	—	8
Notes to affiliates	—	(166)
Repayment of notes by affiliates	—	252
Other, net	4	(3)
Net cash flows from investing activities	(143)	(33)

Cash flows from financing activities:
Repayments of long-term debt	—	(250)
Repayment of notes payable to affiliates, net	(379)	—
Distributions to noncontrolling interests	(81)	(266)
Distributions to parent	(52)	(78)
Net cash flows from financing activities	(512)	(594)

Net change in cash and cash equivalents and restricted cash and cash equivalents	39	17
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	93	95
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$132	$112

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2023 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2024	2023
Utility plant:
Interstate natural gas transmission and storage assets	23 - 49 years	$9,438	$9,318
Intangible plant	5 - 18 years	126	117
Utility plant in-service		9,564	9,435
Accumulated depreciation and amortization		(3,290)	(3,201)
Utility plant in-service, net		6,274	6,234

Nonutility plant:
LNG facility	40 years	4,546	4,533
Accumulated depreciation and amortization		(717)	(655)
Nonutility plant, net		3,829	3,878

		10,103	10,112
Construction work-in-progress		240	231
Property, plant and equipment, net		$10,343	$10,343

Construction work-in-progress includes $233 million and $223 million as of June 30, 2024 and December 31, 2023, respectively, related to the construction of utility plant.

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

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2024	2023
Investments:
Investment funds	$17	$19

Equity method investments:
Iroquois	255	262
Total investments	272	281

Restricted cash and cash equivalents:
Customer deposits	25	31
Total restricted cash and cash equivalents	25	31

Total investments and restricted cash and cash equivalents	$297	$312

Reflected as:
Other current assets	$25	$31
Noncurrent assets	272	281
Total investments and restricted cash and cash equivalents	$297	$312
Equity Method Investments

Eastern Energy Gas, through subsidiaries, owns 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of June 30, 2024 and December 31, 2023, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $57 million and $40 million for the six-month periods ended June 30, 2024 and 2023, respectively.

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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$107	$62
Restricted cash and cash equivalents included in other current assets	25	31
Total cash and cash equivalents and restricted cash and cash equivalents	$132	$93

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax impacts	1	2	3	2
Equity earnings	1	1	2	1
Noncontrolling interest	(4)	(11)	(3)	(10)
Other, net	—	(1)	—	—
Effective income tax rate	19%	12%	23%	14%

Berkshire Hathaway Inc. includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $12 million and $67 million as of June 30, 2024 and December 31, 2023, respectively. The change is primarily due to the settlement of the income tax receivable balance through non-cash distributions in 2024.

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $4 million to the MidAmerican Energy Company Retirement Plan for the six-month periods ended June 30, 2024 and 2023, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the six-month periods ended June 30, 2024 and 2023. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of June 30, 2024 and December 31, 2023, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $53 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2024:
Assets:
Money market mutual funds	$107	$—	$—	$107
Equity securities:
Investment funds	17	—	—	17
	$124	$—	$—	$124

Liabilities:
Foreign currency exchange rate derivatives	$—	$(13)	$—	$(13)
	$—	$(13)	$—	$(13)

As of December 31, 2023:
Assets:
Money market mutual funds	$62	$—	$—	$62
Equity securities:
Investment funds	19	—	—	19
	$81	$—	$—	$81

Liabilities:
Foreign currency exchange rate derivatives	$—	$(8)	$—	$(8)
	$—	$(8)	$—	$(8)

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

	As of June 30, 2024		As of December 31, 2023
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,247	$2,947	$3,254	$2,968

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Customer Revenue:
Regulated:
Gas transmission and storage	$280	$294	$609	$626
Other	—	(1)	1	1
Total regulated	280	293	610	627
Nonregulated	217	226	420	443
Total Customer Revenue	497	519	1,030	1,070
Other revenue(1)	—	2	—	4
Total operating revenue	$497	$521	$1,030	$1,074

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" which includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts and the royalties from the conveyance of mineral rights accounted for under ASC 932 "Extractive Activities – Oil and Gas".

Eastern Energy Gas has recognized contract liabilities of $30 million and $40 million as of June 30, 2024 and December 31, 2023, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the six-month periods ended June 30, 2024 and 2023, Eastern Energy Gas recognized revenue of $13 million and $49 million, respectively, from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2024 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,713	$14,133	$15,846

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2022	$(1)	$(43)	$2	$(42)
Other comprehensive (loss) income	(1)	5	—	4
Balance, June 30, 2023	$(2)	$(38)	$2	$(38)

Balance, December 31, 2023	$(3)	$(38)	$1	$(40)
Other comprehensive income	1	3	—	4
Balance, June 30, 2024	$(2)	$(35)	$1	$(36)

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

Net income attributable to Eastern Energy Gas for the second quarter of 2024 was $139 million, an increase of $40 million, compared to 2023. Net income increased primarily due to higher earnings from Cove Point of $54 million, largely due to the acquisition of an additional 50% noncontrolling interest in Cove Point.

Net income attributable to Eastern Energy Gas for the first six months of 2024 was $339 million, an increase of $118 million, compared to 2023. Net income increased primarily due to higher earnings from Cove Point of $111 million, largely due to the acquisition of an additional 50% noncontrolling interest in Cove Point.

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023

Operating revenue decreased $24 million, or 5%, for the second quarter of 2024 compared to 2023, primarily due to a decrease in Cove Point LNG variable revenue of $10 million, a decrease in variable revenue related to park and loan activity of $8 million, a decrease in Cove Point's storage-related service revenues of $7 million and a decrease in Cove Point's transmission-related services revenues of $3 million, partially offset by an increase in EGTS' regulated gas transmission and storage services revenues primarily due to volumes of $3 million.

Cost of (excess) gas decreased $5 million for the second quarter of 2024 compared to 2023, primarily from the unfavorable revaluation of volumes retained in 2023.

Operations and maintenance increased $5 million, or 4%, for the second quarter of 2024 compared to 2023, primarily due to higher outside services of $9 million and a gain in 2023 from an agreement to convey development rights underneath one of its natural gas storage fields of $8 million, partially offset by lower technology and related charges of $11 million.

Property and other taxes increased $7 million, or 27%, for the second quarter of 2024 compared to 2023, primarily due to an adjustment in 2023 due to lower than estimated 2022 tax assessments of $8 million, partially offset by the expiration of Cove Point's payment in lieu of taxes program and the start of Cove Point's property tax credit agreement of $2 million.

Interest expense decreased $3 million, or 9%, for the second quarter of 2024 compared to 2023, primarily due to the repayment of $250 million of long-term debt in the second quarter of 2023 and $400 million of long-term debt in the fourth quarter of 2023 of $5 million, partially offset by higher outstanding borrowings under BHE GT&S' intercompany revolving credit agreement of $2 million.

Interest and dividend income decreased $9 million, or 82%, for the second quarter of 2024 compared to 2023, primarily due to lower outstanding loans under BHE GT&S' intercompany revolving credit agreement.

Income tax expense increased $9 million, or 29%, for the second quarter of 2024 compared to 2023 and the effective tax rate was 19% for 2024 and 12% for 2023. The effective tax rate increased primarily due to the acquisition of an additional 50% noncontrolling interest in Cove Point.

Net income attributable to noncontrolling interests decreased $93 million, or 71%, for the second quarter of 2024 compared to 2023, primarily due to the acquisition of an additional 50% noncontrolling interest in Cove Point of $87 million and lower net income attributable to Cove Point of $6 million.

First Six Months of 2024 Compared to First Six Months of 2023

Operating revenue decreased $44 million, or 4%, for the first six months of 2024 compared to 2023, primarily due to a decrease in Cove Point LNG variable revenue of $20 million, a decrease in variable revenue related to park and loan activity of $16 million and a decrease in Cove Point's storage-related service revenues of $11 million, partially offset by an increase in EGTS' regulated gas transmission and storage services revenues primarily due to volumes of $11 million.

Cost of (excess) gas was a credit of $2 million for the first six months of 2024 compared to an expense of $25 million for the first six months of 2023. The change is primarily from the unfavorable revaluation of volumes retained in 2023.

Operations and maintenance decreased $6 million, or 2%, for the first six months of 2024 compared to 2023, primarily due to lower technology and related charges of $15 million, partially offset by a gain in 2023 from an agreement to convey development rights underneath one of its natural gas storage fields of $8 million.

Depreciation and amortization increased $5 million, or 3%, for the first six months of 2024 compared to 2023, primarily due to higher plant placed in service.

Property and other taxes increased $3 million, or 5%, for the first six months of 2024 compared to 2023, primarily due to an adjustment in 2023 due to lower than estimated 2022 tax assessments of $8 million, partially offset by the expiration of Cove Point's payment in lieu of taxes program and the start of Cove Point's property tax credit agreement of $4 million.

Interest expense decreased $4 million, or 6%, for the first six months of 2024 compared to 2023, primarily due to the repayment of $250 million of long-term debt in the second quarter of 2023 and $400 million of long-term debt in the fourth quarter of 2023 of $12 million, partially offset by higher outstanding borrowings under BHE GT&S' intercompany revolving credit agreement of $8 million.

Interest and dividend income decreased $16 million, or 80%, for the first six months of 2024 compared to 2023, primarily due to lower outstanding loans under BHE GT&S' intercompany revolving credit agreement.

Income tax expense increased $36 million, or 51%, for the first six months of 2024 compared to 2023 and the effective tax rate was 23% for 2024 and 14% for 2023. The effective tax rate increased primarily due to the impacts from the acquisition of an additional 50% limited partner interest in Cove Point.

Equity income increased $11 million, or 29%, for the first six months of 2024 compared to 2023, primarily due to higher earnings from Iroquois due to favorable fixed negotiated rate agreements.

Net income attributable to noncontrolling interests decreased $175 million, or 70%, for the first six months of 2024 compared to 2023, primarily due to the acquisition of an additional 50% noncontrolling interest in Cove Point of $165 million and lower net income attributable to Cove Point of $10 million.

Liquidity and Capital Resources

As of June 30, 2024, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$107

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	21
Net intercompany revolving credit agreement	379

Total net liquidity	$486

Intercompany revolving credit agreement:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023 were $694 million and $644 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers in 2023, partially offset by the timing of payments for operating costs and other changes in working capital.

The timing of Eastern Energy Gas' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023 were $(143) million and $(33) million, respectively. The change is primarily due to a decrease in repayments of notes by its parent under an intercompany revolving credit agreement of $252 million, an increase in capital expenditures of $23 million and proceeds from the assignment of shale development right in 2023 of $8 million, partially offset by a decrease in notes issued to its parent under an intercompany revolving credit agreement of $166 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2024 were $(512) million and consisted of net repayment of notes payable to affiliates of $379 million, distributions to noncontrolling interests from Cove Point of $81 million and distributions to its indirect parent, BHE, of $52 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024

Natural gas transmission and storage	$11	$22	$66
Other	113	125	317
Total	$124	$147	$383

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of June 30, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of June 30, 2024, the related consolidated statements of operations, comprehensive income, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2024 and 2023, and of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 2, 2024

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$34	$5
Restricted cash and cash equivalents	22	29
Trade receivables, net	69	104
Receivables from affiliates	12	9
Inventories	61	59
Income taxes receivable	23	70
Prepayments and other deferred charges	24	22
Natural gas imbalances	21	34
Other current assets	4	5
Total current assets	270	337

Property, plant and equipment, net	4,742	4,715
Other assets	86	92

Total assets	$5,098	$5,144

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2024	2023
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$42	$41
Accounts payable to affiliates	21	29
Accrued property, income and other taxes	62	58
Accrued employee expenses	24	20
Notes payable to affiliates	41	2
Regulatory liabilities	16	22
Customer and security deposits	22	29
Current portion of long-term debt	111	111
Other current liabilities	23	28
Total current liabilities	362	340

Long-term debt	1,473	1,472
Regulatory liabilities	524	523
Other long-term liabilities	154	121
Total liabilities	2,513	2,456

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,339	1,304
Retained earnings	664	803
Accumulated other comprehensive loss, net	(27)	(28)
Total shareholder's equity	2,585	2,688

Total liabilities and shareholder's equity	$5,098	$5,144

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Operating revenue	$230	$236	$500	$514

Operating expenses:
Cost of (excess) gas	—	5	(2)	25
Operations and maintenance	94	95	182	194
Depreciation and amortization	39	37	77	74
Property and other taxes	14	7	28	21
Total operating expenses	147	144	285	314

Operating income	83	92	215	200

Other income (expense):
Interest expense	(17)	(17)	(34)	(35)
Allowance for equity funds	2	2	3	3
Other, net	—	2	2	2
Total other income (expense)	(15)	(13)	(29)	(30)

Income before income tax expense (benefit)	68	79	186	170
Income tax expense (benefit)	17	20	48	43
Net income	$51	$59	$138	$127
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Net income	$51	$59	$138	$127

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $—, $—, $— and $—	1	—	1	1
Total other comprehensive income, net of tax	1	—	1	1
Comprehensive income	$52	$59	$139	$128

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2023	60,101	$609	$1,282	$805	$(29)	$2,667
Net income	—	—	—	59	—	59
Dividends declared	—	—	—	(121)	—	(121)
Contributions	—	—	18	—	—	18
Balance, June 30, 2023	60,101	$609	$1,300	$743	$(29)	$2,623

Balance, December 31, 2022	60,101	$609	$1,275	$746	$(30)	$2,600
Net income	—	—	—	127	—	127
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(130)	—	(130)
Contributions	—	—	25	—	—	25
Balance, June 30, 2023	60,101	$609	$1,300	$743	$(29)	$2,623

Balance, March 31, 2024	60,101	$609	$1,305	$723	$(28)	$2,609
Net income	—	—	—	51	—	51
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(110)	—	(110)
Contributions	—	—	34	—	—	34
Balance, June 30, 2024	60,101	$609	$1,339	$664	$(27)	$2,585

Balance, December 31, 2023	60,101	$609	$1,304	$803	$(28)	$2,688
Net income	—	—	—	138	—	138
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(277)	—	(277)
Contributions	—	—	35	—	—	35
Balance, June 30, 2024	60,101	$609	$1,339	$664	$(27)	$2,585

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$138	$127
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on other items, net	(1)	(8)
Depreciation and amortization	77	74
Allowance for equity funds	(3)	(3)
Changes in regulatory assets and liabilities	(9)	(80)
Deferred income taxes	37	30
Other, net	(1)	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	46	53
Receivables from affiliates	(3)	1
Gas balancing activities	4	21
Accrued property, income and other taxes	1	(15)
Accounts payable and other liabilities	(2)	8
Accounts payable to affiliates	(8)	(3)
Net cash flows from operating activities	276	204

Cash flows from investing activities:
Capital expenditures	(92)	(86)
Proceeds from assignment of shale development rights	—	8
Proceeds from sales of marketable securities	3	—
Other, net	2	(3)
Net cash flows from investing activities	(87)	(81)

Cash flows from financing activities:
Issuance of notes payable to affiliates, net	39	4
Dividends paid	(206)	(122)
Net cash flows from financing activities	(167)	(118)

Net change in cash and cash equivalents and restricted cash and cash equivalents	22	5
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	34	45
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$56	$50

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2024, and for the three- and six-month periods ended June 30, 2024 and 2023. The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2023 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2024.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2024	2023

Interstate natural gas transmission and storage assets	28 - 50 years	$7,095	$7,046
Intangible plant	12 - 20 years	90	80
Plant in-service		7,185	7,126
Accumulated depreciation and amortization		(2,631)	(2,563)
		4,554	4,563
Construction work-in-progress		188	152
Property, plant and equipment, net		$4,742	$4,715

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

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2024	2023
Investments:
Investment funds	$17	$19

Restricted cash and cash equivalents:
Customer deposits	22	29
Total restricted cash and cash equivalents	22	29

Total investments and restricted cash and cash equivalents	$39	$48

Reflected as:
Current assets	$22	$29
Other assets	17	19
Total investments and restricted cash and cash equivalents	$39	$48
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

	As of
	June 30,	December 31,
	2024	2023

Cash and cash equivalents	$34	$5
Restricted cash and cash equivalents	22	29
Total cash and cash equivalents and restricted cash and cash equivalents	$56	$34

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax impacts	4	5	4	5
Allowance for funds used during construction-equity	—	(1)	—	—
Other, net	—	—	1	(1)
Effective income tax rate	25%	25%	26%	25%

Berkshire Hathaway Inc. includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, EGTS' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For current federal and state income taxes, EGTS had a receivable from BHE of $17 million and $57 million as of June 30, 2024 and December 31, 2023, respectively. The change is primarily due to the settlement of the income tax receivable balance through non-cash distributions in 2024.

(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $3 million and $4 million to the MidAmerican Energy Company Retirement Plan for the six-month periods ended June 30, 2024 and 2023, respectively, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the six-month periods ended June 30, 2024 and 2023. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of June 30, 2024 and December 31, 2023, EGTS' amount due to MidAmerican Energy associated with these plans and reflected in other long-term liabilities on the Consolidated Balance Sheets was $48 million.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2024:
Assets:
Money market mutual funds	$34	$—	$—	$34
Equity securities:
Investment funds	17	—	—	17
	$51	$—	$—	$51

As of December 31, 2023:
Assets:
Money market mutual funds	$5	$—	$—	$5
Equity securities:
Investment funds	19	—	—	19
	$24	$—	$—	$24

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

	As of June 30, 2024		As of December 31, 2023
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,584	$1,360	$1,583	$1,386

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2024	2023	2024	2023
Customer Revenue:
Regulated:
Gas transmission	$145	$151	$333	$342
Gas storage	71	70	141	137
Other	1	(2)	1	—
Total regulated	217	219	475	479
Management service and other revenues	13	15	25	32
Total Customer Revenue	230	234	500	511
Other revenue(1)	—	2	—	3
Total operating revenue	$230	$236	$500	$514

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" which includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts and the royalties from the conveyance of mineral rights accounted for under ASC 932 "Extractive Activities – Oil and Gas".

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2024 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

EGTS	$840	$3,190	$4,030

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

Results of Operations for the Second Quarter and First Six Months of 2024 and 2023

Overview

Net income for the second quarter of 2024 was $51 million, a decrease of $8 million, compared to 2023. Net income decreased primarily due to a gain in 2023 from an agreement to convey development rights underneath one of its natural gas storage fields and an increase in property and other taxes primarily due to an adjustment in 2023 due to lower than estimated 2022 tax assessments, partially offset by lower technology and related charges.

Net income for the first six months of 2024 was $138 million, an increase of $11 million, compared to 2023. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $13 million and lower technology and related charges, partially offset by a gain in 2023 from an agreement to convey development rights underneath one of its natural gas storage fields and an increase in property and other taxes primarily due to an adjustment in 2023 due to lower than estimated 2022 tax assessments.

Quarter Ended June 30, 2024 Compared to Quarter Ended June 30, 2023

Operating revenue decreased $6 million, or 3%, for the second quarter of 2024 compared to 2023, primarily due to a decrease in variable revenue related to park and loan activity of $8 million, partially offset by an increase in regulated gas transmission and storage services revenues primarily due to volumes of $3 million.

Cost of (excess) gas decreased $5 million for the second quarter of 2024 compared to 2023, primarily from the unfavorable revaluation of volumes retained in 2023.

Operations and maintenance decreased $1 million, or 1%, for the second quarter of 2024 compared to 2023, primarily due to lower technology and related charges of $8 million, partially offset by a gain in 2023 from an agreement to convey development rights underneath one of its natural gas storage fields of $8 million.

Property and other taxes increased $7 million, or 100%, for the second quarter of 2024 compared to 2023, primarily due to an adjustment in 2023 due to lower than estimated 2022 tax assessments.

Income tax expense decreased $3 million, or 15%, for the second quarter of 2024 compared to 2023 and the effective tax rate was 25% for 2024 and 2023.

First Six Months of 2024 Compared to First Six Months of 2023

Operating revenue decreased $14 million, or 3%, for the first six months of 2024 compared to 2023, primarily due to a decrease in variable revenue related to park and loan activity of $16 million and a decrease in services provided to affiliates of $5 million, partially offset by an increase in regulated gas transmission and storage services revenues primarily due to volumes of $11 million.

Cost of (excess) gas was a credit of $2 million for the first six months of 2024 compared to an expense of $25 million for the first six months of 2023. The change is primarily from the unfavorable revaluation of volumes retained in 2023.

Operations and maintenance decreased $12 million, or 6%, for the first six months of 2024 compared to 2023, primarily due to lower technology and related charges of $10 million, lower outside services of $7 million due to the termination of Dominion Energy Inc.'s transition services agreement and a decrease in services provided to affiliates of $5 million, partially offset by a gain in 2023 from an agreement to convey development rights underneath one of its natural gas storage fields of $8 million.

Property and other taxes increased $7 million, or 33%, for the first six months of 2024 compared to 2023, primarily due to an adjustment in 2023 due to lower than estimated 2022 tax assessments.

Income tax expense increased $5 million, or 12%, for the first six months of 2024 compared to 2023 and the effective tax rate was 26% for 2024 and 25% for 2023.

Liquidity and Capital Resources

As of June 30, 2024, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$34

Intercompany revolving credit agreement	400
Less:
Notes payable to affiliates	41
Net intercompany revolving credit agreement	359

Total net liquidity	$393

Intercompany credit agreement:
Maturity date	2025

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2024 and 2023 were $276 million and $204 million, respectively. The change is primarily due to the repayment of EGTS rate refunds to customers in 2023 and favorable operating results, partially offset by other changes in working capital.

The timing of EGTS' income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods elected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2024 and 2023 were $(87) million and $(81) million, respectively. The change is primarily due to a proceeds from the assignment of shale development right in 2023 of $8 million and an increase in capital expenditures of $6 million, partially offset by an increase in proceeds from sales of marketable securities of $3 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2024 were $(167) million. Sources of cash totaled $39 million and consisted of net issuance of notes payable to Eastern Energy Gas. Uses of cash totaled $206 million and consisted of dividends paid to Eastern Energy Gas.

Net cash flows from financing activities for the six-month period ended June 30, 2023 were $(118) million. Sources of cash totaled $4 million and consisted of net issuance of notes payable to Eastern Energy Gas. Uses of cash totaled $122 million and consisted of dividends paid to Eastern Energy Gas.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2023	2024	2024

Natural gas transmission and storage	$8	$7	$35
Other	78	85	233
Total	$86	$92	$268

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

Material Cash Requirements

As of June 30, 2024, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2023. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2023. Refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 9 of the Notes to Consolidated Financial Statements of Nevada Power and Note 9 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2024.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except for Berkshire Hathaway Energy Company, MidAmerican Funding, LLC and MidAmerican Energy Company. In April 2024, Berkshire Hathaway Energy Company, MidAmerican Funding, LLC and MidAmerican Energy Company completed implementation of a new enterprise resource planning system, which was designed to replace or enhance certain internal financial and operating systems. In connection with the enterprise resource planning implementation, Berkshire Hathaway Energy Company, MidAmerican Funding, LLC and MidAmerican Energy Company updated the processes and controls that constitute the internal control over financial reporting, as necessary, to accommodate related changes to the accounting procedures and business processes. There have been no other changes in internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to material affect, the Berkshire Hathaway Energy Company, MidAmerican Funding, LLC and MidAmerican Energy Company internal control over financial reporting environments.

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

As described below, a significant number of complaints and demands alleging similar claims have been filed in Oregon and California related to the Wildfires. As of June 30, 2024, amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $3 billion, excluding any doubling or trebling of damages included in the complaints and the mass complaints described below that seek $43 billion. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of the damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

Investigations into the causes and origins of the Wildfires are ongoing. For more information regarding certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 10 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 11 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

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

Hitchcock et al. v. PacifiCorp and Consolidated California Slater Fire Cases

On December 16, 2020, a complaint against PacifiCorp was filed, captioned Hitchcock et al. v. PacifiCorp, Case No. 34-2020-00290833 ("Hitchcock") in California Superior Court, Sacramento County, California ("Sacramento County Superior Court California") by approximately 69 plaintiffs. The Hitchcock case makes similar allegations as those described above for the Slater Fire, includes a wrongful death claim for one of the two Slater Fire decedents and does not specify the amount of damages sought.

The following complaints also filed in Sacramento County Superior Court California have been consolidated into the Hitchcock case: Hillman complaint filed January 29, 2021, approximately 234 plaintiffs; Franklin complaint filed February 17, 2022, approximately 43 plaintiffs; Ormsby complaint filed April 18, 2022, approximately four plaintiffs; Hodges complaint filed August 23, 2022, approximately 26 plaintiffs; Nixon complaint filed August 31, 2022, approximately two plaintiffs; Bleeg complaint filed September 1, 2022, approximately 17 plaintiffs; Lemon complaint filed September 2, 2022, approximately 186 plaintiffs; Sanchez complaint filed September 7, 2022, approximately 10 plaintiffs; Duval complaint filed September 29, 2022, approximately 24 plaintiffs; Fernandez complaint filed August 17, 2023, approximately 51 plaintiffs; Thomason complaint filed September 7, 2023, approximately four plaintiffs; and Bledsoe complaint filed September 28, 2023, approximately three plaintiffs.

The complaints make similar allegations as those described above for the Slater Fire and do not specify the amount of damages sought.

In 2023, PacifiCorp settled certain claims in the consolidated Hitchcock case for $8 million representing three individual plaintiffs and one commercial timber plaintiff. In the three-month period ending March 31, 2024, PacifiCorp reached additional settlements totaling $60 million representing 165 plaintiffs, including settlement of the wrongful death claim and the Terran case described below. In April 2024, PacifiCorp reached additional settlements totaling $2 million representing 16 plaintiffs, including certain plaintiffs in the Franklin and Bleeg cases. In June 2024, PacifiCorp reached a settlement totaling $10 million for 54 plaintiffs in the California Slater Fire cases, as well as the Oregon Slater Fire cases described below. In June 2024, PacifiCorp reached additional settlements totaling $150 million representing 378 plaintiffs and resolving all individual claims in the California Slater Fire cases. As a result of the settlements, the bellwether trial scheduled for October 7, 2024 will be vacated.

Other Slater Fire Cases

On August 10, 2022, a complaint against PacifiCorp was filed, captioned Siskiyou County v. PacifiCorp, Case No. 34-2022-00324977 by one plaintiff in Sacramento County Superior Court California. The complaint makes similar allegations as those described above for the Slater Fire and does not specify the amount of damages sought. In April 2023, PacifiCorp received a mediation demand from Siskiyou County for approximately $6 million in damages. On May 15, 2024, the case settled for $2 million.

On July 12, 2023, a complaint against PacifiCorp was filed, captioned Susan Irene Terran et al. v. PacifiCorp, Case No. 23CV27759 ("Terran") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"), by approximately six plaintiffs. The complaint makes similar allegations as those described above for the Slater Fire and seeks various damages, including economic damages of approximately $10 million based on $1 million for each of the five individual plaintiffs and $5 million for the one non-individual plaintiff. The complaint seeks noneconomic damages to be determined at trial. The Terran case has settled.

On September 8, 2023, a subrogation complaint against PacifiCorp was filed, captioned Travelers Commercial Insurance Company et al. v. PacifiCorp, Case No. 23CV008226 in Sacramento County Superior Court California by four plaintiffs. The complaint makes similar allegations as those described above for the Slater Fire and does not specify the amount of damages sought. This case settled on February 12, 2024.

Black et al. v. PacifiCorp and Consolidated Oregon Slater Fire Cases

On March 10, 2022, a complaint against PacifiCorp was filed, captioned Susan Black et al. v. PacifiCorp, Case No. 22CV08622 ("Black") in Multnomah County Circuit Court Oregon by approximately 28 plaintiffs. The complaint makes similar allegations as those described above for the Slater Fire and seeks various damages, including economic damages of approximately $44 million based on $1 million for each of the 24 individual plaintiffs and $5 million for each of the four non-individual plaintiffs. The individual plaintiffs also seek unspecified noneconomic damages.

The following complaints filed in Multnomah County Circuit Court Oregon have been consolidated into the Black case: Denny complaint filed August 31, 2022, approximately seven plaintiffs and Sparks amended complaint filed September 7, 2022, approximately five plaintiffs. The complaints make similar allegations as those described above for the Slater Fire and each seek various damages, including economic damages of approximately $16 million based on $1 million for each of the 11 individual plaintiffs and $5 million for the one non-individual plaintiff across both the Denny and Sparks complaints. The individual plaintiffs also seek unspecified noneconomic damages. As described above, in June 2024, PacifiCorp reached a settlement totaling $10 million for 54 plaintiffs in the California and Oregon Slater Fire cases, which resolved the remaining Oregon claims. As a result, the bellwether trial scheduled for September 23, 2024, will be vacated.

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

Jeanyne James et al. v. PacifiCorp and Consolidated Cases

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp et al., Case No. 20CV33885 ("James") in Multnomah County Circuit Court Oregon. The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain Complex, South Obenchain, 242 and Santiam Canyon fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class.

On April 29, 2024, May 16, 2024, May 31, 2024 and July 31, 2024, four separate mass complaints against PacifiCorp naming 1,000, 100, 265 and 78 individual class members, respectively, were filed in Multnomah County Circuit Court Oregon captioned Shane A Henson et al. v. PacifiCorp et al., Karen Andersen et al. v. PacifiCorp et al., Vanessa Alexander et al. v. PacifiCorp et al. and Emily Broderick et al. v. PacifiCorp et al., respectively, each referencing James Case No. 20CV33885 as the lead case. The James mass complaints make damages only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages. The James mass complaints also assert doubling of economic damages for each individual class member. The class members demand a trial by jury.

On May 31, 2024, plaintiffs' counsel in James filed a motion to enter a case management order that requests the creation of a special docket to establish a trial process through which up to five consolidated damages trials for collectively 50 class members would occur each month going forward. PacifiCorp opposed the motion and filed a competing motion on June 26, 2024.

On June 13, 2024, plaintiffs' counsel for the plaintiffs who have opted out of the James class filed a motion for the court to issue an order clarifying the scope of lead counsel in the damages phase to unrepresented members of the James class members. The opt-out plaintiffs' counsel describes in the motion its ability to have negotiated settlements for opt-out plaintiffs, bringing the immediate financial relief and indicates that lead counsel for the class has placed its interests above those of the individuals they represent.

On April 24, 2023, the jury trial for James with respect to the 17 named plaintiffs began in Multnomah County Circuit Court Oregon. In June 2023, the jury issued its verdict finding PacifiCorp liable to the 17 named plaintiffs and to the class with respect to the four wildfires. The jury found PacifiCorp's conduct grossly negligent, reckless and willful as to each plaintiff and the entire class. The jury awarded the 17 named plaintiffs $90 million of damages, including $4 million of economic damages, $68 million of noneconomic damages and $18 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages.

In September 2023, the Multnomah County Circuit Court Oregon ordered trial dates for three damages phase trials described below wherein plaintiffs in each of the three damages phase trials would present evidence regarding their damages.

In January 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the June 2023 James verdict. The limited judgment awards $92 million of damages based on the amounts awarded by the jury, as well as doubling of the economic damages and offsetting of any insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgment commencing at the date the judgment was entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. On February 14, 2024, the Oregon Court of Appeals denied PacifiCorp's request to stay the damages phase trials. On February 13, 2024, the 17 named plaintiffs filed a notice of cross-appeal as to the January 2024 limited judgment and money award. The appeals process and further actions could take several years.

In January 2024, the jury for the first James damages phase trial awarded nine plaintiffs $62 million of damages, including $6 million of economic damages and $56 million of noneconomic damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the economic damages to $12 million and added $16 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict bringing the total damages awarded to $84 million. PacifiCorp requested that the Multnomah County Circuit Court Oregon judge offset the damage awards by deducting insurance proceeds received by any of the nine plaintiffs, and on March 25, 2024, the Multnomah County Circuit Court Oregon granted in large part the offset request. In April 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the January 2024 James verdict. The limited judgment awards $80 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In April 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 jury verdict.

In March 2024, the jury for the second James damages phase trial awarded ten plaintiffs $42 million of damages, including $12 million of doubled economic damages, $23 million of noneconomic damages and $7 million of punitive damages using the 0.25 multiplier determined by the jury for the June 2023 James verdict. PacifiCorp requested that the Multnomah County Circuit Court Oregon judge offset the damage awards by deducting insurance proceeds received by any of the ten plaintiffs and on May 6, 2024, the Multnomah County Circuit Court Oregon granted the offset request. In June 2024, the Multnomah County Circuit Court Oregon entered a limited judgment and money award for the March 2024 James verdict. The limited judgment awards $38 million of damages based on the amounts awarded by the jury and offsetting insurance proceeds received by plaintiffs. The limited judgment created a lien against PacifiCorp, attaching a debt for the money awards. In July 2024, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgment pending final resolution of any appeals. PacifiCorp further amended its appeal of the June 2023 James verdict to include the March 2024 jury verdict.

As described below, in March 2024, settlement was reached with five commercial timber plaintiffs in the James consolidated cases, and the jury trial scheduled for April 2024 was cancelled.

The following cases have been consolidated into the James case:

Amended Salter filed August 20, 2021, in Multnomah County Circuit Court Oregon by approximately 97 individuals. The complaint seeks damages similar to those described above, including economic damages not to exceed $150 million and noneconomic damages not to exceed $500 million.

Amended Allen filed September 2, 2021, in Multnomah County Circuit Court Oregon by approximately five individuals. The Allen case seeks damages similar to those described above, including $8 million in economic and $24 million in noneconomic damages related to the Beachie Creek Fire.

Cady filed April 26, 2022, in Multnomah County Circuit Court Oregon. The Cady case was filed by 21 individuals seeking approximately $105 million in economic damages based on $5 million per each of the 21 individual plaintiffs in connection with the Echo Mountain Complex Fire. The individual plaintiffs also seek noneconomic damages to be determined at trial. In March 2024, a settlement was reached resulting in cancellation of the jury trial that was previously scheduled to begin May 6, 2024.

Dietrich filed August 26, 2022, in Multnomah County Circuit Court Oregon. The complaint, as amended on September 6, 2022, was filed by six Oregon residents individually and on behalf of a class defined to include residents of, business owners in, real or personal property owners in and any other individuals physically present in specified Oregon counties as of September 7, 2020 who experienced any harm, damage or loss as a result of the Santiam Canyon, Echo Mountain Complex, 242 or South Obenchain fires. The amended complaint seeks $400 million in economic damages and $500 million in noneconomic damages. The Dietrich case is currently stayed due to plaintiffs' motion to consolidate the case into James.

Freres Timber filed September 1, 2022, in Multnomah County Circuit Court Oregon. The complaint, as amended on October 18, 2023, was filed by three commercial plaintiffs seeking approximately $7 million in economic damages and $2 million of punitive damages. In March 2024, a settlement was reached, and the jury trial scheduled for April 2024 was cancelled.

Logan filed September 2, 2022, in Multnomah County Circuit Court Oregon. The Logan case was filed by five individuals seeking approximately $35 million in economic damages based on $5 million for each of the four individual plaintiffs and $15 million for the one non-individual plaintiff. In March 2024, a settlement was reached resulting in cancellation of the jury trial that was previously scheduled to begin May 6, 2024.

Bell filed September 7, 2022, in Multnomah County Circuit Court Oregon by 59 plaintiffs seeking $35 million in damages, including economic and noneconomic damages.

CW Specialty Lumber, Inc. filed December 6, 2022, in Multnomah County Circuit Court Oregon. The complaint, as amended on October 17, 2023, was filed by two commercial timber plaintiffs each seeking approximately $10 million in economic damages and $3 million in punitive damages. In March 2024, a settlement was reached, and the jury trial scheduled for April 2024 was cancelled.

The settlements reached with the various James plaintiffs in March 2024 totaled $29 million.

Ashley Andersen et al. v. PacifiCorp and Consolidated Cases

On November 16, 2021, a complaint against PacifiCorp was filed, captioned Ashley Andersen et al. v. PacifiCorp, Case No. 21CV36567 ("Andersen") in Multnomah County Circuit Court Oregon. The Andersen case was filed by approximately 50 Oregon residents, occupants and real and personal property owners who allege injuries and damages resulting from the September 2020 Echo Mountain Complex Fire. The Andersen case as amended on December 6, 2022 makes allegations similar to those described above and seeks economic damages of approximately $83 million and noneconomic damages of approximately $83 million. Multiple complaints have been consolidated into Andersen as described below.

The following complaints also filed in Multnomah County Circuit Court Oregon have been consolidated into the Andersen case each with allegations and damages similar to those described above for the Andersen case and each seek economic damages of approximately $83 million and noneconomic damages of approximately $83 million unless otherwise noted: Sparks filed December 17, 2021 and amended on September 7, 2022, approximately 49 plaintiffs, various damages of approximately $125 million; Russie filed May 13, 2022, approximately 45 plaintiffs, various damages of approximately $125 million; Klinger filed September 1, 2022, approximately 49 plaintiffs; Bowen filed September 1, 2022, approximately 47 plaintiffs; Weathers filed September 1, 2022, approximately 46 plaintiffs; Barnholdt filed September 6, 2022, approximately 26 plaintiffs; Pratt filed September 7, 2022, approximately 16 plaintiffs; Thompson filed September 7, 2022, approximately 49 plaintiffs; Cohn filed September 7, 2022, approximately 6 plaintiffs, $5 million for a wrongful death claim, $15 million in economic damages and $15 million in noneconomic damages.

On June 9, 2023, a complaint against PacifiCorp was filed by the same plaintiff group as Andersen captioned Annamarie Miller et al. v. PacifiCorp, Case No. 23CV23104 in Multnomah County Circuit Court Oregon by approximately 10 plaintiffs, seeking approximately $42 million in economic damages and $42 million in noneconomic damages associated with the Echo Mountain Complex Fire and makes allegations similar to those described above.

On May 31, 2024, PacifiCorp reached a settlement totaling $178 million with approximately 400 plaintiffs associated with the Echo Mountain Complex and Beachie Creek fires who opted out of the James class. The settlement resolved the O'Keefe consolidated cases and the Andersen consolidated cases described below but for one plaintiff in Andersen. The settlement payments were made in July 2024. The trial for the remaining plaintiff in Andersen is scheduled for February 2025.

Judith O'Keefe v. PacifiCorp and Consolidated Cases

On April 23, 2021, a complaint against PacifiCorp was filed, captioned Judith O'Keefe v. PacifiCorp, Case No. 21CV15857 ("O'Keefe") in Multnomah County Circuit Court Oregon associated with the Beachie Creek Fire. The complaint, as amended on January 31, 2024, was filed by one individual plaintiff seeking damages similar to those described above, including approximately $1 million in economic damages and $1 million in noneconomic damages. A jury trial was scheduled for November 4, 2024, through November 29, 2024.

The following cases also associated with the Beachie Creek Fire have been consolidated into the O'Keefe case: Macy-Wyngarden filed September 1, 2022, in Multnomah County Circuit Court Oregon by approximately 12 plaintiffs seeking economic damages of approximately $83 million and noneconomic damages of approximately $83 million; Bogle filed September 1, 2022, in Multnomah County Circuit Court Oregon by approximately 39 plaintiffs seeking economic damages of approximately $83 million and noneconomic damages of approximately $83 million; Dodge filed September 8, 2022, in Multnomah County Circuit Court Oregon by two plaintiffs seeking $3 million in economic damages and $3 million in noneconomic damages.

As described above, on May 31, 2024, PacifiCorp reached a settlement totaling $178 million with approximately 400 plaintiffs associated with the Echo Mountain Complex and Beachie Creek fires who opted out of the James class for $178 million, resolving the consolidated O'Keefe cases and the consolidated Andersen cases described above.

Other Cases

On October 7, 2021, a complaint against PacifiCorp was filed, captioned Estate of Cathy Lynn Cook et al. v. PacifiCorp et al., Case No. 21CV35076 ("Cook") in Multnomah County Circuit Court Oregon by approximately two plaintiffs, seeking a minor amount of economic damages and approximately $40 million in noneconomic damages associated with the Beachie Creek Fire, and makes allegations similar to those described above and includes wrongful death claims. On February 5, 2024, the complaint was amended to add a request for $200 million in punitive damages.

On October 7, 2021, a complaint against PacifiCorp was filed, captioned Angela Mosso et al. v. PacifiCorp et al., Case No. 21CV35069 ("Mosso") in Multnomah County Circuit Court Oregon by approximately four plaintiffs, seeking approximately $10 million in economic damages and $90 million in noneconomic damages associated with the Beachie Creek Fire, and makes allegations similar to those described above and includes wrongful death claims. On February 5, 2024, the complaint was amended to add a request for $400 million in punitive damages. On April 18, 2024, a second amended complaint was filed increasing noneconomic damages to $200 million and decreasing punitive damages to $330 million for total damages sought of $540 million.

In April 2024, the Multnomah County Circuit Court Oregon denied plaintiffs' motions for summary judgment in Cook and Mosso to utilize the June 2023 verdict in James to establish fire causation and negligence for the Cook and Mosso trials. In June 2024, PacifiCorp settled the Cook and Mosso cases and the associated jury trials previously scheduled in July and August 2024 were cancelled.

On September 1, 2022, a complaint against PacifiCorp associated with the Archie Creek Fire was filed, captioned Leonard Mitchell Lee et al. v. PacifiCorp, Case No. 22CV29685 ("Lee") in Multnomah County Circuit Court Oregon by approximately five plaintiffs, seeking approximately $25 million in economic and noneconomic damages and makes allegations similar to those described above. No trial date has been set. In June 2024, PacifiCorp reached an agreement in principle with three of the Lee plaintiffs, but the case remains pending because the two other plaintiffs remain active.

On September 2, 2022, a complaint against PacifiCorp associated with the Archie Creek Fire was filed, captioned Beamer et al. v. PacifiCorp, Case No. 22CV29851 ("Beamer") in Oregon Circuit Court in Douglas County, Oregon ("Douglas County Circuit Court Oregon"), by approximately 36 plaintiffs, seeking more than $190 million in economic damages based on $5 million for each of the 35 individual plaintiffs and $15 million for the one non-individual plaintiff and makes allegations similar to those described above. The individual plaintiffs also seek noneconomic damages to be determined at trial. As a result of the December 2023 settlement, claims associated with approximately 27 plaintiffs in the Beamer case were resolved. In February 2024, the Douglas County Circuit Court Oregon dismissed all but one remaining plaintiff. In April 2024, in response to the one remaining plaintiff in Beamer filing a letter indicating the intent to dismiss their claims, the Douglas County Circuit Court Oregon entered the dismissal.

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

The Lexington complaint was filed against PacifiCorp by two insurers in Douglas County Circuit Court Oregon seeking $14 million in damages for negligence associated with the Archie Creek Fire and, as amended on February 3, 2022, makes allegations similar to those described above. The Lexington case was partially dismissed following settlement, but general judgment of dismissal has not yet been entered because certain plaintiffs remain active.

The Certain Underwriters complaint was filed against PacifiCorp by four insurers in Douglas County Circuit Court Oregon on April 28, 2022 by multiple insurers seeking $14 million in damages for negligence associated with the Archie Creek Fire. The Certain Underwriters case remains pending because general judgment of dismissal has not yet been entered because certain plaintiffs remain active.

The Ace American Insurance Co. complaint was filed against PacifiCorp in Douglas County Circuit Court Oregon on August 25, 2022, by 15 insurers seeking approximately $24 million for negligence. The Ace American Insurance case was partially dismissed following settlement, but general judgment of dismissal has not yet been entered because certain plaintiffs remain active.

On September 1, 2022, a complaint against PacifiCorp was filed, captioned Stroh Coastal Holdings LLC v. PacifiCorp, Case No. 22CV29695 ("Stroh Coastal") in Multnomah County Circuit Court Oregon by one plaintiff, seeking $1 million in economic damages associated with the Pike Road Fire and makes allegations similar to those described above. The Stroh Coastal case was previously set for trial starting September 3, 2024. On July 2, 2024, PacifiCorp settled the Stroh Coastal case.

On July 14, 2023, a complaint against PacifiCorp was filed, captioned Elk Cove Vineyards, Inc. v. PacifiCorp, Case No. 23CV28258 in Oregon Circuit Court in Yamhill County, Oregon, by one plaintiff, seeking approximately $3 million in economic damages associated with multiple fires and makes allegations similar to those described above. On March 13, 2024, the complaint was amended to add 12 plaintiffs, with all plaintiffs collectively seeking approximately $25 million in economic damages. The Elk Cove Vineyards, Inc. case is set for trial starting April 1, 2025 through May 9, 2025.

On July 14, 2023, a complaint against PacifiCorp was filed, captioned Retraite, LLC et al. v. PacifiCorp, Case No. 23CV28213 in Oregon Circuit Court in Polk County, Oregon, by approximately four plaintiffs, seeking approximately $4 million in economic damages associated with multiple fires and makes allegations similar to those described above. Plaintiffs dismissed this case and included these wineries in the newly filed Lange Winery case described below.

On July 14, 2023, a complaint against PacifiCorp was filed, captioned Brigadoon Vineyards, LLC v. PacifiCorp, Case No. 23CV28149 in Oregon Circuit Court in Lane County, Oregon, seeking approximately $100,000 in economic damages associated with multiple fires and makes allegations similar to those described above. Plaintiffs dismissed this case and included these wineries in the newly filed Lange Winery case described below

On July 24, 2023, a complaint against PacifiCorp was filed, captioned Willamette Valley Vineyards Inc v. PacifiCorp, Case No. 23CV29519 in Oregon Circuit Court in Marion County, Oregon, seeking approximately $3 million in economic damages associated with multiple fires and makes allegations similar to those described above. On March 29, 2024, the complaint was amended to add four plaintiffs, with all plaintiffs collectively seeking approximately $4 million in economic damages. The Willamette Valley Vineyards Inc case is set for trial starting August 4, 2025 through August 29, 2025.

On November 7, 2023, a complaint against PacifiCorp was filed, captioned Cooper Mountain Winery LLC v. PacifiCorp, Case No. 23CV47202 in Oregon Circuit Court in Washington County, Oregon, seeking approximately $750,000 in economic damages associated with multiple fires and makes allegations similar to those described above. The Cooper Mountain Winery LLC case is set for trial November 4, 2025 through November 28, 2025.

On January 18, 2024, a complaint against PacifiCorp was filed, captioned Sokol Blosser, Ltd. et al. v. PacifiCorp, Case No. 24CV03044 in Multnomah County Circuit Court Oregon by approximately nine plaintiffs, seeking approximately $20 million in economic damages associated with multiple fires and makes allegations similar to those described above.

On May 24, 2024, a complaint against PacifiCorp was filed, captioned Lange Winery LLC et al. v. PacifiCorp, Case No. 24CV25661 ("Lange Winery") in Multnomah County Circuit Court Oregon by approximately 35 plaintiffs, seeking approximately $51 million in economic damages associated with multiple fires and makes allegations similar to those described above.

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

On October 12, 2023 and December 21, 2023, the Oregon Department of Forestry sent demand notices for fire suppression costs totaling $2 million for three separate ignition points associated with the 2020 Wildfires. On May 30, 2024, PacifiCorp reached settlement with the Oregon Department of Forestry for suppression costs associated with one of these ignition points for less than $1 million.

PacifiCorp is actively cooperating with both the USDOJ and ODOJ on resolving these alleged claims, including through the pursuit of alternative dispute resolution.

2022 McKinney Fire

Numerous complaints associated with the 2022 McKinney Fire have been filed in Sacramento County Superior Court California on behalf of over 300 plaintiffs, including multiple insurers, as described below. The complaints generally allege: (i) inverse condemnation; (ii) negligence; (iii) trespass; (iv) nuisance; and (v) violation of certain sections of the California Public Utilities Code and the California Health & Safety Code and seek various damages, generally including: (i) economic damages; (ii) noneconomic damages; (iii) doubling or trebling of timber damages; (iv) punitive damages; (v) prejudgment interest; and (vi) attorneys' fees and other costs. Certain complaints include wrongful death claims as described below. The complaints do not specify the amount of damages sought.

On August 16, 2022, a complaint against PacifiCorp was filed, captioned Bridges et al. v. PacifiCorp, Case No. 34-2022-00325257 ("Bridges") in Sacramento County Superior Court California by approximately five plaintiffs. The following complaints were filed and subsequently consolidated (or will be consolidated) into Bridges: Cogan filed August 23, 2022, approximately 12 plaintiffs, including a wrongful death claim; Shoopman filed August 26, 2022, approximately 61 plaintiffs, including a wrongful death claim; Lowe filed September 28, 2022, approximately two plaintiffs; Fraser filed November 9, 2022, approximately 180 plaintiffs; California Fair Plan Association, filed March 3, 2023, approximately 18 subrogation insurers; Corrales, filed April 6, 2023, approximately 30 plaintiffs; Murieen, filed April 20, 2023, approximately seven plaintiffs; Hickey, filed May 9, 2023, approximately five plaintiffs; and Volckhausen, filed May 9, 2023, one plaintiff; Huber, filed August 21, 2023, approximately three plaintiffs, including a wrongful death claim; CSAA filed December 21, 2023, one subrogation insurer. In May 2024, the CSAA complaint was settled as part of an aggregate settlement with subrogation insurers.

On December 21, 2022, a complaint against PacifiCorp was filed, captioned Siskiyou County v. PacifiCorp, Case No. 2:22‑CV‑02278‑DMC, in the U.S. District Court for the Eastern District of California on behalf of a single plaintiff. A jury trial is scheduled for September 22, 2025. On May 15, 2024, the case settled for $6 million and the trial date will be vacated.

On January 8, 2024, a complaint against PacifiCorp was filed, captioned Insurance Company of Hannover v. PacifiCorp, Case No. 24CV000183 ("Hannover") in Sacramento County Superior Court California by one subrogation plaintiff. In May 2024, the Hannover complaint was settled as part of an aggregate settlement with subrogation insurers.

On March 4, 2024, a complaint against PacifiCorp was filed, captioned Gabriel Hamilton et al. v. PacifiCorp, Case No. 24CV004099 ("Hamilton") in Sacramento County Superior Court California by approximately 34 plaintiffs, including four insurance subrogation plaintiffs. In May 2024, the four insurance subrogation complaints in Hamilton were settled as part of an aggregate settlement with subrogation insurers.

On March 28, 2024, a complaint against PacifiCorp was filed, captioned Mark Crawford et al. v. PacifiCorp, Case No. 24CV006043 ("Crawford") in Sacramento County Superior Court California by approximately 37 plaintiffs. In May 2024, the Crawford complaint was settled.

On April 12, 2024, a complaint against PacifiCorp was filed, captioned Susanne White v. PacifiCorp, Case No. 2:24‑CV‑01112‑KJM‑DMC ("White") in U.S. District Court for the Eastern District of California by one plaintiff.

On April 25, 2024, a complaint against PacifiCorp was filed, captioned Loretta D. Bartlett et al. v. PacifiCorp, Case No. 24CV008199 ("Bartlett") in Sacramento County Superior Court California by approximately 30 plaintiffs.

On April 26, 2024, a complaint against PacifiCorp was filed, captioned Lynette Marie Adams et al. v. PacifiCorp et al., Case No. 24CV008300 ("Adams") in Sacramento County Superior Court California by approximately 12 plaintiffs.

On May 3, 2024, a complaint against PacifiCorp was filed, captioned Evanston Insurance Company. v. PacifiCorp, Case No. 24CV008710 ("Evanston") in Sacramento County Superior Court California by one subrogation plaintiff.

On July 15, 2024, a complaint against PacifiCorp was filed, captioned Kathie Justice et al. v. PacifiCorp et al., Case No. 24CV014068 ("Justice") in Sacramento County Superior Court California by approximately 194 plaintiffs.

On July 19, 2024, a complaint against PacifiCorp was filed, captioned Charles Christopher Coolidge et al. v. PacifiCorp et al., Case No. 24CV014409 ("Coolidge") in Sacramento County Superior Court California by approximately two plaintiffs.

On July 22, 2024, a complaint against PacifiCorp was filed, captioned Sharon Andersen et al. v. PacifiCorp et al., Case No. 24CV014740 ("Sharon Andersen") in Sacramento County Superior Court California by approximately 23 plaintiffs, including a wrongful death claim, and referencing Bridges as the lead case.

On July 25, 2024, a complaint against PacifiCorp was filed, captioned Evonne B. Billingsley et al. v. PacifiCorp, Case No. 24CV015117 ("Billingsley") in Sacramento County Superior Court California by approximately 22 plaintiffs, including a wrongful death claim.

On July 25, 2024, a complaint against PacifiCorp was filed, captioned Matthew Howe et al. v. PacifiCorp, Case No. 24CV015048 ("Howe") in Sacramento County Superior Court California by approximately 50 plaintiffs.

On July 26, 2024, a complaint against PacifiCorp was filed, captioned Alix Cloutman et al. v. PacifiCorp et al., Case No. 24CV014996 ("Cloutman") in Sacramento County Superior Court California by approximately 112 plaintiffs.

On July 26, 2024, a complaint against PacifiCorp was filed, captioned Antwane Bolden et al. v. PacifiCorp et al., Case No. 24CV014997 ("Bolden") in Sacramento County Superior Court California by approximately seven plaintiffs.

On July 26, 2024, a complaint against PacifiCorp was filed, captioned Casey Rainey et al. v. PacifiCorp, Case No. 24CV015037 ("Rainey") in Sacramento County Superior Court California by approximately 29 plaintiffs, including a wrongful death claim.

On July 29, 2024, a complaint against PacifiCorp was filed, captioned Brian Hegler et al. v. PacifiCorp, Case No. 24CV015116 ("Hegler") in Sacramento County Superior Court California by approximately three plaintiffs.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al., Case No. 19CV332, complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co- defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs. Subsequent to the trial, settlements were reached by Keller Williams and NAR on February 1, 2024 and March 15, 2024, respectively. The Anywhere Real Estate, RE/MAX, LLC and Keller Williams settlements received court approval on May 9, 2024, which has been appealed to the U.S. Court of Appeals for the Eighth Circuit. The NAR settlement is subject to court approval, which is scheduled for November 26, 2024. Final judgment has not yet been entered by the U.S. District Court for the Western District of Missouri. In April 2024, HomeServices agreed to terms with the plaintiffs to settle all claims asserted against HomeServices, HSF Affiliates, LLC and BHH Affiliates, LLC in the Burnett case as part of a proposed nationwide class settlement. The final settlement, which includes scheduled payments over the next four years, has yet to be filed with the court and is ultimately subject to court approval. If the settlement is not approved by the court, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

In March 2019, the Christopher Moehrl v. National Association of Realtors, et al. & Sawbill Strategic, Inc. v. HomeServices of America, Inc. et al., Case Nos. 19CV01610 and 19CV2544 (together "Moehrl") complaint was filed in the U.S. District Court for the Northern District of Illinois. This certified class action lawsuit was brought on behalf of named plaintiff Christopher Moehrl against the NAR, Anywhere Real Estate, HomeServices of America, Inc., HSF Affiliates, LLC, BHH Affiliates, LLC, Long & Foster Companies, Inc. (also a HomeServices subsidiary), RE/MAX, LLC and Keller Williams Realty, Inc.

In December 2020, the Nosalek (formerly Bauman) v. HomeServices of America, Inc. et al., Case No. 20CV1244, complaint was filed in the U.S. District Court for the District of Massachusetts. This putative class action lawsuit was originally filed on behalf of named plaintiffs Gary Bauman, Mary Jane Bauman, and Jennifer Nosalek against the MLS Property Information Network, Inc. (MassPIN), Anywhere Real Estate, HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX, LLC, Keller Williams Realty, Inc. and additional named defendants. In October 2021, the Baumans voluntarily dismissed themselves from the case, removing them as class representatives. A motion by HomeServices' defendants for summary judgment remains pending based on resolution of the motion for multidistrict litigation. In May 2024, the court ordered the case stayed as to the HomeServices' defendants pending a decision on final approval of the HomeServices' nationwide settlement.

In November 2023, the QJ v. HomeServices of America, Inc. et al., Case No. 23CV01013, complaint was filed in the U.S. District Court for the Eastern District of Texas. This putative class action lawsuit was brought on behalf of named plaintiff QJ Team, LLC against the Texas Association of Realtors, Inc., HomeServices of America, Inc., ABA Management, L.L.C. (a HomeServices subsidiary), Ebby Halliday Real Estate, LLC (a HomeServices subsidiary), Keller Williams Realty, Inc. and additional named defendants. In June 2024, the court ordered the case stayed as to the HomeServices' defendants pending a decision on final approval of the HomeServices' nationwide settlement.

In December 2023, the Martin v. HomeServices of America, Inc. et al., Case No. 23CV01104, complaint was filed in the U.S. District Court for the Eastern District of Texas. This putative class action lawsuit was brought on behalf of named plaintiff Julie Martin against the Texas Association of Realtors, Inc., HomeServices of America, Inc., ABA Management, L.L.C., Ebby Halliday Real Estate, LLC, Keller Williams Realty, Inc. and additional named defendants. In June 2024, the court ordered the case stayed as to the HomeServices' defendants pending a decision on final approval of the HomeServices' nationwide settlement.

On March 21, 2024, the court granted plaintiffs' motion to consolidate the QJ case and the Martin case.

In December 2023, the Umpa v. HomeServices of America, Inc. et al., Case No. 23CV00945, complaint was filed in the U.S. District Court for the Western District of Missouri. This putative class action lawsuit was brought on behalf of named plaintiff Daniel Umpa against the NAR, HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, Long & Foster Companies, Inc., Keller Williams Realty, Inc. and additional named defendants. In May 2024, the court ordered the case stayed as to the HomeServices' defendants pending a decision on final approval of the HomeServices' nationwide settlement.

In January 2024, the Masiello v. Roy H. Long Realty, Inc. d/b/a Long Realty et al., Case No. 24CV00045, complaint was filed in the U.S. District Court for the District of Arizona. This putative class action lawsuit was brought on behalf of named plaintiff Joseph Masiello against the Arizona Association of Realtors, Roy H. Long Realty, Inc. d/b/a Long Realty (a HomeServices of America, Inc. subsidiary) and additional named defendants. In July 2024, the court ordered the case stayed as to defendant Long Realty, Inc. pending a decision on final approval of the HomeServices' nationwide settlement.

In January 2024, the Fierro v. BHH Affiliates, LLC, et al., Case No. 24CV00449, complaint was filed in the U.S. District Court for the Central District of California. This putative class action lawsuit was brought on behalf of named plaintiffs Gael Fierro and Patrick Thurber against the NAR, Berkshire Hathaway Inc., BHH Affiliates, LLC and additional named defendants. In May 2024, the court ordered the case stayed as to defendant BHH Affiliates, LLC pending a decision on final approval of the HomeServices' nationwide settlement.

In January 2024, the Whaley v. Berkshire Hathaway HomeServices Nevada Properties et al., Case No. 24CV00105, amended complaint was filed in the U.S. District Court for the District of Nevada. This putative class action lawsuit was brought on behalf of named plaintiff Nathaniel Whaley against the NAR, Berkshire Hathaway HomeServices Nevada Properties (a HomeServices of America, Inc. subsidiary) and additional named defendants. In May 2024, the court ordered the case stayed as to defendants Berkshire Hathaway HomeServices Nevada Properties and BHH Affiliates, LLC pending a decision on final approval of the HomeServices' nationwide settlement.

In February 2024, the Boykin v. BHH Affiliates, LLC, et al., Case No. 24CV00340, compliant was filed in the U.S. District Court for the District of Nevada. This putative class action lawsuit was brought on behalf of named plaintiff Angela Boykin against the NAR, BHH Affiliates, LLC and additional named defendants. In May 2024, the court ordered the case stayed as to defendants Berkshire Hathaway HomeServices Nevada Properties and BHH Affiliates, LLC pending a decision on final approval of the HomeServices' nationwide settlement.

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

In April 2024, the Burton v. HomeServices of America, Inc., et al. Case No. 7:24CV01800, complaint was filed in the U.S. District Court for the District of South Carolina. This putative class action was brought on behalf of named plaintiffs Shauntell Burton, Benny D. Cheatham, Robert Douglass, Douglas Fender, and Dena Fender against HomeServices of America, Inc., HSF Affiliates, LLC, et al. This is the second complaint filed by these plaintiffs; the first complaint was filed against the National Association of Realtors, Keller Williams Realty, Inc. et al. ("Burton I") and is still pending. In June 2024, the court ordered the case stayed as to the HomeServices' defendants pending a decision on final approval of the HomeServices' nationwide settlement.

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

BERKSHIRE HATHAWAY ENERGY

4.1
Twenty-Sixth Supplemental Indenture, dated as of May 22, 2024, by and between AltaLink, L.P., AltaLink Management Ltd., and BNY Trust Company of Canada, as trustee, relating to the C$325,000,000 in principal amount of the 4.742% Series 2024-1 Senior Secured Notes due 2054.

10.1
Sixth Amended and Restated Credit Agreement, dated as of March 22, 2024 among AltaLink Investments, L.P., as borrower, AltaLink Investment Management LTD., as general partner, Royal Bank of Canada, as administrative agent, and Lenders (redacted) (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

10.2
Second Amendment to the $3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 28, 2024, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, MUFG Bank, LTD., as Administrative Agent and the LC Issuing Banks.

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

10.3	PacifiCorp's Amended Critical Personnel Agreement, dated as of May 23, 2024.

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

10.4
$900,000,000 364-Day Credit Agreement, dated as of June 28, 2024, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent.

10.5
Second Amendment to the $2,000,000,000 Third Amended and Restated Credit Agreement, dated as of June 28, 2024, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN ENERGY AND MIDAMERICAN FUNDING

10.6
Second Amendment to the $1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 28, 2024, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks.

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.7
Second Amendment to the $600,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 28, 2024, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

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

4.2
Third Supplemental Indenture, dated as of May 31, 2022, by and between Sierra Pacific Power Company and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3 to the Sierra Pacific Power Company Current Report on Form 8-K dated September 18, 2023).

10.8
Second Amendment to the $400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 28, 2024, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Initial Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks.

EASTERN ENERGY GAS

15.5	Awareness Letter of Independent Registered Public Accounting Firm.

31.13	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.14	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.13	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.14	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EASTERN GAS TRANSMISSION AND STORAGE

31.15	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.16	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.15	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.16	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 2, 2024	/s/ Calvin D. Haack
Calvin D. Haack
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 2, 2024	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 2, 2024	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 2, 2024	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 2, 2024	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: August 2, 2024	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: August 2, 2024	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)