Form 10-Q
period 2025-03-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2025-05-05
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are held by its parent company, Berkshire Hathaway Inc. As of April 30, 2025, 1 share of common stock, no par value, was outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly held by Berkshire Hathaway Energy Company. As of April 30, 2025, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2025.
All shares of outstanding common stock of MidAmerican Energy Company are held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2025, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2025, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc. As of April 30, 2025, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2025.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are held by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2025, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P.
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Cove Point	Cove Point LNG, LP
Iroquois	Iroquois Gas Transmission System, L.P.

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred in September 2020
2022 McKinney Fire	A wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022
Wildfires	2020 Wildfires and 2022 McKinney Fire
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CCR	Coal Combustion Residuals
CPUC	California Public Utilities Commission
Dth	Decatherm
EBA	Energy Balancing Account
ECAM	Energy Cost Adjustment Mechanism
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GWh	Gigawatt Hour
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
James	A class action complaint filed against PacifiCorp on September 30, 2020, captioned Jeanyne James et al. v. PacifiCorp, in Multnomah County Circuit Court Oregon and the associated consolidated cases
kV	Kilovolt
LNG	Liquefied Natural Gas
MISO	Midcontinent Independent System Operator, Inc.
MW	Megawatt
MWh	Megawatt Hour
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
UPSC	Utah Public Service Commission
WUTC	Washington Utilities and Transportation Commission

Forward-Looking Statements

This report contains statements that do not directly or exclusively relate to historical facts. These statements are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements can typically be identified by the use of forward-looking words, such as "will," "may," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "intend," "potential," "plan," "forecast" and similar terms. These statements are based upon the relevant Registrant's current intentions, estimates, assumptions, expectations and beliefs and are subject to risks, uncertainties and other important factors. Many of these factors are outside the control of each Registrant and could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include, among others:
•general economic, political and business conditions, as well as changes in, and compliance with, laws and regulations, including tariffs and income tax reform, initiatives regarding deregulation and restructuring of the utility industry and reliability and safety standards, affecting the respective Registrant's operations or related industries;
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
•the respective Registrant's ability to reduce wildfire threats and improve safety, including the ability to comply with the targets and metrics set forth in its wildfire prevention plans; to retain or contract for the workforce necessary to execute its wildfire prevention plans; the effectiveness of its system hardening; ability to achieve vegetation management targets; and the cost of these programs and the timing and outcome of any proceeding to recover such costs through rates;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	31
PacifiCorp and its subsidiaries	65
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	98
Nevada Power Company and its subsidiaries	120
Sierra Pacific Power Company and its subsidiaries	140
Eastern Energy Gas Holdings, LLC and its subsidiaries	163
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	180

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2025, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2025

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,757	$1,392
Investments and restricted cash and cash equivalents	235	216
Trade receivables, net	2,458	2,551
Inventories	1,983	1,962
Mortgage loans held for sale	544	528
Regulatory assets	1,118	1,136
Other current assets	1,442	1,314
Total current assets	10,537	9,099

Property, plant and equipment, net	105,314	103,769
Goodwill	11,426	11,413
Regulatory assets	4,181	4,213
Investments and restricted cash, cash equivalents and investments	7,835	8,635
Other assets	2,976	3,011

Total assets	$142,269	$140,140

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share amounts)

	As of
	March 31,	December 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,696	$2,928
Accrued interest	802	728
Accrued property, income and other taxes	893	1,043
Accrued employee expenses	388	364
Short-term debt	685	1,123
Current portion of long-term debt	2,338	2,646
Other current liabilities	1,903	2,109
Total current liabilities	9,705	10,941

BHE senior debt	11,458	11,457
Subsidiary senior debt	42,351	41,154
Subsidiary junior subordinated debt	1,140	—
Regulatory liabilities	6,708	6,754
Deferred income taxes	12,617	12,628
Other long-term liabilities	6,141	5,917
Total liabilities	90,120	88,851

Commitments and contingencies (Note 9)

Equity:
BHE shareholder's equity:
Preferred stock - 100,000,000 shares authorized, $0.01 par value, — and 481,000 shares issued and outstanding	—	481
Common stock - 100 shares authorized, no par value, 1 share issued and outstanding	—	—
Additional paid-in capital	5,558	5,558
Retained earnings	47,493	46,311
Accumulated other comprehensive loss, net	(2,178)	(2,341)
Total BHE shareholder's equity	50,873	50,009
Noncontrolling interests	1,276	1,280
Total equity	52,149	51,289

Total liabilities and equity	$142,269	$140,140

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Operating revenue:
Energy	$5,506	$5,245
Real estate	860	866
Total operating revenue	6,366	6,111

Operating expenses:
Energy:
Cost of sales	1,531	1,670
Operations and maintenance	1,249	1,235
Depreciation and amortization	1,106	1,013
Property and other taxes	226	212
Real estate	871	1,086
Total operating expenses	4,983	5,216

Operating income	1,383	895

Other income (expense):
Interest expense	(686)	(691)
Capitalized interest	40	46
Allowance for equity funds	66	83
Interest and dividend income	62	116
Gains (losses) on marketable securities	103	(123)
Other, net	(15)	31
Total other income (expense)	(430)	(538)

Income before income tax expense (benefit) and equity income (loss)	953	357
Income tax expense (benefit)	(399)	(371)
Equity income (loss)	(120)	(39)
Net income	1,232	689
Net income attributable to noncontrolling interests	45	36
Net income attributable to BHE shareholders	1,187	653
Preferred dividends	3	—
Earnings on common shares	$1,184	$653

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024

Net income	$1,232	$689

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $2 and $4	—	11
Foreign currency translation adjustment	169	(145)
Unrealized (losses) gains on cash flow hedges, net of tax of $(2) and $2	(6)	7
Total other comprehensive income (loss), net of tax	163	(127)

Comprehensive income	1,395	562
Comprehensive income attributable to noncontrolling interests	45	36
Comprehensive income attributable to BHE shareholders	$1,350	$526

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholder's Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2023	$—	$—	$5,573	$44,765	$(1,904)	$1,306	$49,740
Net income	—	—	—	653	—	36	689
Other comprehensive loss	—	—	—	—	(127)	—	(127)
Distributions	—	—	—	—	—	(40)	(40)
Other equity transactions	—	—	—	(1)	—	(2)	(3)
Balance, March 31, 2024	$—	$—	$5,573	$45,417	$(2,031)	$1,300	$50,259

Balance, December 31, 2024	$481	$—	$5,558	$46,311	$(2,341)	$1,280	$51,289
Net income	—	—	—	1,187	—	45	1,232
Other comprehensive income	—	—	—	—	163	—	163
Preferred stock redemptions	(481)	—	—	—	—	—	(481)
Preferred stock dividend	—	—	—	(3)	—	—	(3)
Distributions	—	—	—	—	—	(46)	(46)
Other equity transactions	—	—	—	(2)	—	(3)	(5)
Balance, March 31, 2025	$—	$—	$5,558	$47,493	$(2,178)	$1,276	$52,149

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,232	$689
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on marketable securities, net	(103)	123
Depreciation and amortization	1,116	1,025
Allowance for equity funds	(66)	(83)
Equity (income) loss, net of distributions	153	87
Net power cost deferrals	(88)	63
Amortization of net power cost deferrals	220	81
Other changes in regulatory assets and liabilities	(13)	(42)
Deferred income taxes and investment tax credits, net	(92)	(81)
Other, net	72	(8)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	107	67
Derivative collateral, net	10	(24)
Pension and other postretirement benefit plans	(1)	(2)
Accrued property, income and other taxes, net	(349)	(353)
Accounts payable and other liabilities	(161)	113
Wildfires insurance receivable	98	350
Wildfires liability	(114)	(19)
Net cash flows from operating activities	2,021	1,986

Cash flows from investing activities:
Capital expenditures	(2,128)	(2,153)
Purchases of marketable securities	(94)	(100)
Proceeds from sales of marketable securities	667	108
Equity method investments	(22)	(17)
Other, net	4	13
Net cash flows from investing activities	(1,573)	(2,149)

Cash flows from financing activities:
Preferred stock redemptions	(481)	—
Preferred dividends	(3)	—
Repayments of BHE senior debt	(400)	—
Proceeds from subsidiary debt	2,353	5,084
Repayments of subsidiary debt	(40)	(103)
Net repayments of short-term debt	(441)	(2,618)
Distributions to noncontrolling interests	(46)	(40)
Other, net	(17)	(10)
Net cash flows from financing activities	925	2,313

Effect of exchange rate changes	4	(2)

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,377	2,148
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,586	1,811
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,963	$3,959

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025. Refer to Note 9 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

In March 2024, the United States Securities and Exchange Commission ("SEC") adopted final rules requiring disclosure of certain climate-related information in registrations statements and Form 10-Ks. The final rules require certain disclosures related to, among other things, severe weather events and other natural conditions and climate-related risks that materially impacted or are reasonably likely to materially impact the business strategy, results of operations or financial condition of the registrant The final rules include phased-in compliance periods for all registrants, with the compliance date dependent on the registrant's filer status and the content of the disclosure. In April 2024, the SEC voluntarily stayed implementation of the final rules, pending the completion of judicial review of consolidated challenges by the Court of Appeals for the Eighth Circuit. In March 2025, the SEC voted to end its defense of the final rules.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2025	2024
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$104,030	$103,015
Interstate natural gas pipeline assets	3-80 years	20,327	20,237
		124,357	123,252
Accumulated depreciation and amortization		(39,687)	(38,940)
Regulated assets, net		84,670	84,312

Nonregulated assets:
Independent power plants	2-50 years	9,082	8,619
Cove Point LNG facility	40 years	3,456	3,455
Other assets	2-30 years	2,851	2,766
		15,389	14,840
Accumulated depreciation and amortization		(4,320)	(4,176)
Nonregulated assets, net		11,069	10,664

		95,739	94,976
Construction work-in-progress		9,575	8,793
Property, plant and equipment, net		$105,314	$103,769

Construction work-in-progress includes $8.8 billion as of March 31, 2025 and $8.0 billion as of December 31, 2024, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2025	2024
Investments:
BYD Company Limited common stock	$—	$415
Rabbi trusts	516	525
Other	351	394
Total investments	867	1,334

Equity method investments:
BHE Renewables tax equity investments	4,451	4,773
Electric Transmission Texas, LLC	783	761
Iroquois Gas Transmission System, L.P.	592	580
Other	313	339
Total equity method investments	6,139	6,453

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	858	871
Other restricted cash and cash equivalents	206	194
Total restricted cash and cash equivalents and investments	1,064	1,065

Total investments and restricted cash and cash equivalents and investments	$8,070	$8,852

Reflected as:
Other current assets	$235	$217
Noncurrent assets	7,835	8,635
Total investments and restricted cash and cash equivalents and investments	$8,070	$8,852

Investments

Gains (losses) on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Unrealized losses recognized on marketable securities held at the reporting date	$(8)	$(124)
Net gains recognized on marketable securities sold during the period	111	1
Gains (losses) on marketable securities, net	$103	$(123)

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$2,757	$1,392
Investments and restricted cash and cash equivalents	190	177
Investments and restricted cash and cash equivalents and investments	16	17
Total cash and cash equivalents and restricted cash and cash equivalents	$2,963	$1,586

(5)    Recent Financing Transactions

Long-Term Debt

In April 2025, Northern Powergrid (Yorkshire) plc issued £250 million of its 6.125% Bonds due April 2050 and intends to use the net proceeds for general corporate purposes.

In March 2025, PacifiCorp issued $850 million of its 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 2055. PacifiCorp will pay interest on the notes at a rate of 7.375% through September 2030, subject to a reset every five years, not to reset below 7.375%. PacifiCorp initially used a portion of the net proceeds to repay outstanding short-term debt and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

In February 2025, Nevada Power issued $300 million of its 6.25% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due May 2055. Nevada Power will pay interest on the notes at a rate of 6.25% through May 2030, subject to a reset every five years. Nevada Power intends to use the net proceeds from the sale of the notes to fund capital expenditures and for general corporate purposes.

In January 2025, Eastern Energy Gas issued $700 million of 5.80% Senior Notes due January 2035 and $500 million of 6.20% Senior Notes due January 2055. Eastern Energy Gas used the net proceeds from the sale of the notes to rebalance its capitalization structure by returning a portion of the equity capital received from its indirect parent, BHE.

Credit Facilities

In February 2025, BHE Canada amended its existing C$50 million unsecured revolving credit facility expiring December 2027. The amendment extended the expiration date to December 2028 and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
Income tax credits	(59)	(108)
State income tax, net of federal income tax impacts	2	—
Income tax effect of foreign income	1	(6)
Effects of ratemaking(1)	(2)	(7)
Equity earnings	(3)	(2)
Noncontrolling interest	(1)	(2)
Other	(1)	—
Effective income tax rate	(42)%	(104)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp, NV Energy and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2025 and 2024 totaled $563 million and $383 million, respectively.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company had no net cash payments for federal income taxes from Berkshire Hathaway for the three-month periods ended March 31, 2025 and 2024.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Pension:
Service cost	$3	$3
Interest cost	26	26
Expected return on plan assets	(30)	(31)
Net amortization	2	2
Net periodic benefit cost	$1	$—

Other postretirement:
Service cost	$1	$1
Interest cost	7	7
Expected return on plan assets	(9)	(8)
Net amortization	(1)	(1)
Net periodic benefit credit	$(2)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $1 million, respectively, during 2025. As of March 31, 2025, $3 million and $— million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost (credit) for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Service cost	$1	$1
Interest cost	14	14
Expected return on plan assets	(20)	(20)
Net amortization	8	7
Net periodic benefit cost	$3	$2

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £8 million during 2025. As of March 31, 2025, £2 million, or $3 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2025:
Assets:
Commodity derivatives	$—	$87	$3	$(16)	$74
Interest rate derivatives	31	32	15	—	78
Mortgage loans held for sale	—	544	—	—	544
Money market mutual funds	2,345	—	—	—	2,345
Debt securities:
U.S. government obligations	261	—	—	—	261
Corporate obligations	—	126	—	—	126
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	456	—	—	—	456
International companies	9	—	—	—	9
Investment funds	259	—	—	—	259
	$3,361	$791	$18	$(16)	$4,154
Liabilities:
Commodity derivatives	$(15)	$(104)	$(95)	$17	$(197)
Foreign currency exchange rate derivatives	—	(13)	—	—	(13)
Interest rate derivatives	—	(3)	(1)	2	(2)
	$(15)	$(120)	$(96)	$19	$(212)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2024:
Assets:
Commodity derivatives	$—	$81	$2	$(22)	$61
Interest rate derivatives	33	42	7	—	82
Mortgage loans held for sale	—	528	—	—	528
Money market mutual funds	927	—	—	—	927
Debt securities:
U.S. government obligations	271	—	—	—	271
Corporate obligations	—	109	—	—	109
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	479	—	—	—	479
International companies	424	—	—	—	424
Investment funds	313	—	—	—	313
	$2,447	$762	$9	$(22)	$3,196
Liabilities:
Commodity derivatives	$(15)	$(141)	$(74)	$31	$(199)
Foreign currency exchange rate derivatives	—	(23)	—	—	(23)
Interest rate derivatives	—	(1)	(2)	—	(3)
	$(15)	$(165)	$(76)	$31	$(225)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $3 million and $9 million as of March 31, 2025 and December 31, 2024, respectively.
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

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2025:
Beginning balance	$(72)	$5
Changes included in earnings(1)	—	9
Changes in fair value recognized in net regulatory assets	(31)	—
Settlements	11	—
Ending balance	$(92)	$14

2024:
Beginning balance	$(91)	$7
Changes included in earnings(1)	(3)	4
Changes in fair value recognized in net regulatory assets	(56)	—
Settlements	15	—
Ending balance	$(135)	$11

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

	As of March 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$57,287	$52,726	$55,257	$50,179

(9)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Fuel Contracts

During the three-month period ended March 31, 2025, PacifiCorp received the full notice to proceed from a counterparty for four battery storage agreements with minimum obligations totaling approximately $1.0 billion through 2046. The facilities associated with these contracts have not yet achieved commercial operation. To the extent these facilities do not achieve commercial operation, PacifiCorp would no longer have an obligation to the counterparty.

During the three-month period ended March 31, 2025, MidAmerican Energy entered into firm construction commitments totaling $162 million for the remainder of 2025 related to the construction of wind-powered generating facilities in Iowa.

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

Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with 2020 Wildfires for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. In December 2024, the United States of America filed a complaint against PacifiCorp in conjunction with the correspondence from the U.S. Department of Justice. The civil cover sheet accompanying the complaint demands damages estimated to exceed $900 million. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims.

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $51 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $51 billion, $48 billion represents the economic and noneconomic damages sought in the James mass complaints described below. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages from wildfires without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could be found liable for all damage.

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

Investigations into the cause and origin of each wildfire are complex and ongoing and have been or are being conducted by various entities, including the U.S. Department of Agriculture Forest Service ("USFS"), the California Public Utilities Commission, the Oregon Department of Forestry ("ODF"), the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

2020 Wildfires

In September 2020, a severe weather event with high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate and include the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The report also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period October 5, 2020 to December 8, 2020, concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The report states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree.

Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires with government timber and suppression cost claims remaining.

In April 2023, the USFS issued its report of investigation into a wildland fire that began in the Opal Creek wilderness outside of the Santiam Canyon that was first reported on August 16, 2020 ("Beachie Creek Fire"), approximately three weeks prior to the September 2020 wind event described above. In March 2025, PacifiCorp received the ODF's final investigation report on the Santiam Canyon fires ("ODF's Report"), which concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF's Report also found that PacifiCorp's power lines did not contribute to the overall spread of fire into the Santiam Canyon even though its power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

The Beachie Creek fire that spread into the Santiam Canyon burned approximately 193,000 acres; the South Obenchain fire burned approximately 33,000 acres; the Echo Mountain Complex fire burned approximately 3,000 acres; and the 242 fire burned approximately 14,000 acres. The James cases described below are associated with the Beachie Creek (Santiam Canyon), South Obenchain, Echo Mountain Complex and 242 fires, which are four distinct fires located hundreds of miles apart.

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp, ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Numerous cases were consolidated into the original James complaint.

In April, May, July and September 2024, and January 2025, six separate mass complaints against PacifiCorp naming 1,591 individual class members were filed in Multnomah County Circuit Court Oregon referencing James as the lead case. Complaints for five of the plaintiffs in the mass complaints were subsequently dismissed. These James mass complaints make damages-only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. In December 2024, two additional complaints were filed in Multnomah County Circuit Court Oregon on behalf of eight plaintiffs also referencing James as the lead case, bringing the total class plaintiffs in the James case to 1,594. PacifiCorp believes the magnitude of damages sought by the class members in the James mass complaints and additional two complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

In January, April and June 2024, the Multnomah County Circuit Court Oregon entered limited judgments and money awards for the James jury verdicts issued in June 2023 for the first trial in which the jury found PacifiCorp's conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class, and the first two damages phase trials for which the verdicts were issued in January and March 2024. The limited judgments award aggregate damages of $210 million, including $32 million of doubled economic damages, $147 million of noneconomic damages and $41 million of punitive damages based on a 0.25 multiplier applied to economic and noneconomic damages, partially offset by insurance proceeds received by plaintiffs. For each limited judgment entered in the court, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. PacifiCorp amended its appeal of the June 2023 James verdict to include both the January and March 2024 jury verdicts. The appeals process and further actions could take several years.

In February 2025, the jury for the third James damages phase trial awarded seven plaintiffs $32 million of noneconomic damages in addition to $4 million of economic damages stipulated for eight plaintiffs prior to the trial. In accordance with Oregon law, plaintiffs asked the court to double the economic damages to $8 million after the verdict. PacifiCorp expects the court will award the doubling of economic damages and also increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the eight plaintiffs. In April 2025, the Multnomah County Circuit Court entered a limited judgment that awards approximately $45 million, representing damages as discussed above, partially offset by insurance proceeds received by plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the February 2025 jury verdict.

In March 2025, the jury for the fourth James damages phase trial awarded seven plaintiffs over $2 million of economic damages and five plaintiffs $34 million of noneconomic damages. PacifiCorp expects the court to award doubling of the economic damages to $5 million and also to increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the seven plaintiffs to be approximately $48 million. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the March 2025 jury verdict once judgment is entered.

In April 2025, the jury for the fifth James damages phase trial awarded nine plaintiffs $11 million of noneconomic damages, in addition to over $2 million of economic damages that were stipulated prior to the trial. PacifiCorp expects the court to award doubling of the economic damages to $5 million and also to increase the award for $3 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the nine plaintiffs to be approximately $19 million. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the April 2025 jury verdict once judgment is entered.

In October 2024, the Multnomah County Circuit Court Oregon issued a case management order, setting forth nine additional damages phase trials with up to 10 plaintiffs per trial to be held in 2025. The first of these trials were held in February, March and April 2025, while the remaining are scheduled to begin May 12, June 2, July 7, September 9, October 6 and December 7, 2025. The jury verdicts for the first three of the damages phase trials were issued in February, March and April 2025, as described above. A hearing is scheduled for May 9, 2025, to evaluate scheduling additional damages phase trials in 2026. On March 20, 2025, PacifiCorp filed a motion to stay the remaining James damages phase trials in consideration of the ODF's Report. The motion was heard by the court and was denied on April 18, 2025.

On April 1, 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addresses numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of non-economic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF's Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs' reply brief and cross-appeal is due May 20, 2025.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 McKinney Fire.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,753 million through March 31, 2025. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through March 31, 2025, PacifiCorp paid $1,331 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In April 2025 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $2 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$1,536	$1,723
Payments	(114)	(18)
Ending balance	$1,422	$1,705

As of March 31, 2025 and December 31, 2024, $134 million and $247 million of PacifiCorp's liability for estimated losses associated with the Wildfires was included in Other current liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of March 31, 2025 reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of March 31, 2025 and December 31, 2024 was included in Other long-term liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$98	$499
Payments received	(98)	(350)
Ending balance	$—	$149

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries. As of December 31, 2024, PacifiCorp's receivable for expected insurance recoveries was included in Other current assets on the Consolidated Balance Sheets. No additional insurance recoveries beyond those received to date are expected to be available.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs. Subsequent to the trial, settlements were reached by Keller Williams, NAR and HomeServices on February 1, 2024, March 15, 2024, and April 25, 2024, respectively. The Anywhere Real Estate, RE/MAX, LLC and Keller Williams settlements received final court approval on May 9, 2024, and the NAR and HomeServices settlements received final court approval on November 27, 2024. All settlements have been appealed to the U.S. Court of Appeals for the Eighth Circuit. The U.S. District Court for the Western District of Missouri entered final judgment on the NAR and HomeServices settlements on January 15, 2025.

The final HomeServices settlement agreement with the plaintiffs settles all claims asserted against HomeServices, HSF Affiliates LLC and BHH Affiliates, LLC in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over the next four years aggregating $250 million, with payments of $10 million in September 2024 and $57 million in February 2025. HomeServices recognized an after-tax charge of approximately $140 million in the first quarter of 2024, and the liability outstanding as of March 31, 2025 and December 31, 2024, was $142 million and $194 million, respectively. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended March 31, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,647	$545	$633	$—	$—	$—	$—	$(1)	$2,824
Retail gas	—	309	49	—	—	—	—	—	358
Wholesale	13	116	16	—	1	—	—	—	146
Transmission and distribution	48	14	17	372	—	155	—	—	606
Interstate pipeline	—	—	—	—	859	—	—	(46)	813
Other	27	—	—	—	—	—	—	—	27
Total Regulated	1,735	984	715	372	860	155	—	(47)	4,774
Nonregulated	—	2	2	25	315	29	211	—	584
Total Customer Revenue	1,735	986	717	397	1,175	184	211	(47)	5,358
Other revenue	33	28	1	29	10	1	46	—	148
Total	$1,768	$1,014	$718	$426	$1,185	$185	$257	$(47)	$5,506

	For the Three-Month Period Ended March 31, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,447	$485	$782	$—	$—	$—	$—	$—	$2,714
Retail gas	—	254	85	—	—	—	—	—	339
Wholesale	29	72	18	—	—	—	—	(1)	118
Transmission and distribution	41	15	20	266	—	167	—	—	509
Interstate pipeline	—	—	—	—	869	—	—	(45)	824
Other	26	—	—	—	1	—	—	—	27
Total Regulated	1,543	826	905	266	870	167	—	(46)	4,531
Nonregulated	—	2	1	23	257	31	296	—	610
Total Customer Revenue	1,543	828	906	289	1,127	198	296	(46)	5,141
Other revenue	5	15	2	31	1	—	51	(1)	104
Total	$1,548	$843	$908	$320	$1,128	$198	$347	$(47)	$5,245

(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2025	2024
Customer Revenue:
Brokerage	$781	$794
Franchise	10	12
Total Customer Revenue	791	806
Mortgage and other revenue	69	60
Total	$860	$866

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2025, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

BHE Pipeline Group	$3,098	$19,013	$22,111
BHE Transmission	469	—	469
Total	$3,567	$19,013	$22,580

(11)    BHE Shareholder's Equity

In February 2025, BHE redeemed at par 481,000 shares of its 4.00% Perpetual Preferred Stock from a subsidiary of Berkshire Hathaway Inc. for $481 million, plus an additional amount equal to the accrued dividends on the pro rata shares redeemed.

(12)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts On	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2023	$(426)	$(1,550)	$71	$1	$(1,904)
Other comprehensive income (loss)	11	(145)	7	—	(127)
Balance, March 31, 2024	$(415)	$(1,695)	$78	$1	$(2,031)

Balance, December 31, 2024	$(421)	$(1,999)	$78	$1	$(2,341)
Other comprehensive income (loss)	—	169	(6)	—	163
Balance, March 31, 2025	$(421)	$(1,830)	$72	$1	$(2,178)

(13)    Segment Information

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

	For the Three-Month Period Ended March 31, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,768	$1,014	$718	$426	$1,185	$186	$257	$860	$(48)	$6,366
Cost of sales	718	369	357	29	54	6	45	605	(47)	2,136
Operations and maintenance	424	227	137	55	224	35	134	254	13	1,503
Depreciation and amortization	299	307	138	87	152	55	68	10	—	1,116
Interest expense	187	105	79	33	70	36	31	1	144	686
Interest and dividend income	28	6	6	3	23	—	4	4	(12)	62
Income tax expense (benefit)	(19)	(236)	3	57	144	4	(336)	(6)	(10)	(399)
Equity income (loss)	—	—	1	—	27	23	(172)	1	—	(120)
Other segment items	(9)	(20)	11	(23)	(103)	(11)	(7)	(16)	96	(82)
Earnings on common shares	$178	$228	$22	$145	$488	$62	$140	$(15)	$(64)	$1,184

Capital expenditures	$688	$405	$456	$157	$188	$81	$112	$1	$40	$2,128

	For the Three-Month Period Ended March 31, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,548	$843	$908	$320	$1,128	$198	$347	$866	$(47)	$6,111
Cost of sales	632	280	560	31	40	6	167	612	(46)	2,282
Operations and maintenance	416	218	128	53	224	37	126	460	33	1,695
Depreciation and amortization	292	227	139	88	139	58	67	12	3	1,025
Interest expense	192	108	73	34	40	37	35	4	168	691
Interest and dividend income	58	10	13	1	14	—	4	8	8	116
Income tax expense (benefit)	(12)	(220)	4	11	155	5	(258)	(54)	(2)	(371)
Equity income (loss)	—	—	1	—	43	21	(105)	1	—	(39)
Other segment items	28	(5)	9	(18)	(88)	(10)	(8)	—	(121)	(213)
Earnings on common shares	$114	$235	$27	$86	$499	$66	$101	$(159)	$(316)	$653

Capital expenditures	$774	$428	$459	$131	$223	$60	$67	$2	$9	$2,153

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.
(2)Income tax expense (benefit) includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.
The following table summarizes the other segment items category by the Company's reportable segments:

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices

Property and other taxes	X	X	X	X	X	X	X	X
Capitalized interest	X	X	X	X	X	X	X
Allowance for equity funds	X	X	X		X	X
Gains (losses) on marketable securities, net	X	X	X		X	X	X	X
Other income (expense), net	X	X	X	X	X	X	X	X
Net income attributable to noncontrolling interests	X			X	X	X	X	X

The following table summarizes the Company's total assets by reportable segment (in millions):

	As of
	March 31,	December 31,
	2025	2024
Assets:
PacifiCorp	$36,784	$36,134
MidAmerican Funding	28,360	28,203
NV Energy	19,175	18,708
Northern Powergrid	10,278	9,803
BHE Pipeline Group	22,382	22,114
BHE Transmission	9,142	9,098
BHE Renewables	12,253	11,963
HomeServices	3,314	3,382
BHE and Other(1)	581	735
Total assets	$142,269	$140,140

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2025 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2024	$1,129	$2,102	$2,369	$940	$1,814	$1,373	$95	$1,591	$11,413
Foreign currency translation	—	—	—	21	—	—	—	—	21
Other	—	—	—	—	—	—	—	(8)	(8)
March 31, 2025	$1,129	$2,102	$2,369	$961	$1,814	$1,373	$95	$1,583	$11,426

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

BHE, a wholly owned subsidiary of Berkshire Hathaway, is a holding company headquartered in Iowa that has investments in a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry. The Company's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, has investments in four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies and interests in an LNG export, import and storage facility in the U.S., an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects and one of the largest residential real estate brokerage firms and residential real estate brokerage franchise networks in the U.S. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2025 and 2024

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2025	2024	Change
Operating revenue:
PacifiCorp	$1,768	$1,548	$220	14%
MidAmerican Funding	1,014	843	171	20
NV Energy	718	908	(190)	(21)
Northern Powergrid	426	320	106	33
BHE Pipeline Group	1,185	1,128	57	5
BHE Transmission	186	198	(12)	(6)
BHE Renewables	257	347	(90)	(26)
HomeServices	860	866	(6)	(1)
BHE and Other	(48)	(47)	(1)	(2)
Total operating revenue	$6,366	$6,111	$255	4%

Earnings on common shares:
PacifiCorp	$178	$114	$64	56%
MidAmerican Funding	228	235	(7)	(3)
NV Energy	22	27	(5)	(19)
Northern Powergrid	145	86	59	69
BHE Pipeline Group	488	499	(11)	(2)
BHE Transmission	62	66	(4)	(6)
BHE Renewables(1)	140	101	39	39
HomeServices	(15)	(159)	144	91
BHE and Other	(64)	(316)	252	80
Total earnings on common shares	$1,184	$653	$531	81%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Earnings on common shares increased $531 million for the first quarter of 2025 compared to 2024. Included in these results was a pre-tax gain in the first quarter of 2025 of $110 million ($87 million after-tax) compared to a pre-tax loss in the first quarter of 2024 of $137 million ($108 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first quarter of 2025 was $1,097 million, an increase of $336 million, or 44%, compared to adjusted earnings on common shares for the first quarter of 2024 of $761 million.

The increase in earnings on common shares for the first quarter of 2025 compared to 2024 was primarily due to the following:
•The Utilities' earnings increased $52 million, primarily due to higher electric utility margin and higher PTCs recognized, partially offset by higher depreciation and amortization expense, lower interest and dividend income, increased operations and maintenance expense, lower allowances for equity and borrowed funds used during construction and unfavorable changes in the cash surrender value of corporate-owned life insurance policies. Electric retail customer volumes increased 4.2% for the first quarter of 2025 compared to 2024, primarily due to the favorable impact of weather and an increase in the average number of customers;
•Northern Powergrid's earnings increased $59 million, primarily due to higher distribution revenue, partially offset by higher income tax expense from a charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax and lower group relief tax claims. Units distributed increased 1.9% mainly due to higher customer usage;
•BHE Pipeline Group's earnings decreased $11 million, primarily due to higher interest expense from debt issuances in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, lower margin on gas sales and lower equity earnings, partially offset by higher transportation and storage revenues at Northern Natural Gas and EGTS and higher variable revenue at Cove Point;
•BHE Renewables' earnings increased $39 million, primarily due to higher earnings from the wind tax equity investment portfolio, favorable derivative contract valuations and higher solar earnings from higher generation;
•HomeServices' earnings increased $144 million, primarily due to an after-tax charge of approximately $140 million recognized in the first quarter of 2024 associated with a settlement reached in the ongoing real estate industry litigation matters; and
•BHE and Other's earnings increased $252 million, primarily due to the $195 million favorable comparative change related to the Company's investment in BYD Company Limited and higher federal income tax credits recognized on a consolidated basis, partially offset by unfavorable changes in the cash surrender value of corporate-owned life insurance policies.

Reportable Segment Results

PacifiCorp

Operating revenue increased $220 million for the first quarter of 2025 compared to 2024, primarily due to higher retail revenue of $202 million and higher wholesale and other revenue of $18 million. Retail revenue increased primarily due to price impacts of $164 million from higher average rates, largely from tariff changes, and $38 million from higher retail volumes. Retail customer volumes increased 2.4% primarily due to the favorable impact of weather and an increase in the average number of customers. Wholesale and other revenue increased primarily due to higher wholesale volumes, partially offset by lower average wholesale prices.

Earnings increased $64 million for the first quarter of 2025 compared to 2024, primarily due to higher utility margin of $134 million and higher PTCs recognized of $22 million. These items were partially offset by lower interest and dividend income of $30 million, decreased allowances for equity and borrowed funds used during construction of $28 million, higher operations and maintenance expense of $8 million and increased depreciation and amortization expense of $7 million. Utility margin increased primarily due to higher retail rates and volumes, lower purchased electricity costs and higher wholesale volumes, partially offset by unfavorable deferred net power costs and higher thermal generation costs. Operations and maintenance expense increased due to increased amortization of demand-side management costs, higher insurance premiums and increased salary and benefit expenses, partially offset by lower vegetation management and other wildfire prevention costs and the timing of federal grant reimbursement accruals. Depreciation and amortization increased due to additional assets placed in-service, partially offset by the impacts of certain regulatory mechanisms.

MidAmerican Funding

Operating revenue increased $171 million for the first quarter of 2025 compared to 2024, primarily due to higher electric operating revenue of $102 million and higher natural gas operating revenue of $69 million. Electric operating revenue increased due to higher retail revenue of $64 million and higher wholesale and other revenue of $38 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $27 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit), higher retail volumes of $27 million and price impacts of $9 million from changes in sales mix. Electric retail customer volumes increased 11.3%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers. Electric wholesale and other revenue increased mainly due to higher average wholesale prices of $39 million. Natural gas operating revenue increased primarily due to higher energy-related rates of $69 million (fully offset in cost of sales) from a higher average per-unit cost of natural gas sold and the favorable impact of weather of $7 million, partially offset by lower base rates of $7 million.

Earnings decreased $7 million for the first quarter of 2025 compared to 2024, primarily due to higher depreciation and amortization expense of $80 million, unfavorable changes in the cash surrender value of corporate-owned life insurance policies of $14 million and higher operations and maintenance expense of $9 million. These items were partially offset by higher electric utility margin of $81 million and higher PTCs recognized of $19 million. Depreciation and amortization expense increased primarily due to the impacts of certain regulatory mechanisms and additional assets placed in-service. Operations and maintenance expense increased primarily due to increased general and plant maintenance costs, partially offset by lower technology and other costs. Electric utility margin increased primarily due to higher retail and wholesale revenues, partially offset by higher thermal generation and purchased electricity costs.

NV Energy

Operating revenue decreased $190 million for the first quarter of 2025 compared to 2024, primarily due to lower electric operating revenue of $154 million and lower natural gas operating revenue of $37 million, largely due to lower energy-related rates (fully offset in cost of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue decreased primarily due to lower fully bundled energy rates (fully offset in cost of sales) of $164 million, partially offset by higher base rates of $11 million at Sierra Pacific. Electric retail customer volumes increased 0.8%, primarily due to an increase in the average number of customers, partially offset by lower customer usage.

Earnings decreased $5 million for the first quarter of 2025 compared to 2024, primarily due to higher operations and maintenance expense of $9 million, lower interest and dividend income of $7 million and higher interest expense of $6 million. These items were partially offset by higher electric utility margin of $10 million and higher allowances for equity and borrowed funds of $3 million. Operations and maintenance expense increased primarily due to higher insurance premiums and increased general and plant maintenance costs, partially offset by lower technology and other costs. Interest and dividend income decreased mainly from carrying charges on higher deferred energy balances in 2024. Interest expense increased due to higher debt outstanding. Electric utility margin increased primarily due to higher base rates at Sierra Pacific Power.

Northern Powergrid

Operating revenue increased $106 million for the first quarter of 2025 compared to 2024, primarily due to higher distribution revenue of $108 million. Distribution revenue increased primarily due to higher tariff rates of $114 million driven by the impacts of inflation and an increase in units distributed of 1.9% mainly due to higher customer usage, partially offset by lower recoveries of Supplier of Last Resort payments of $12 million (largely offset in cost of sales).

Earnings increased $59 million for the first quarter of 2025 compared to 2024, primarily due to higher distribution revenue, partially offset by higher income tax expense from a charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax of $14 million and lower group relief tax claims of $6 million.

BHE Pipeline Group

Operating revenue increased $57 million for the first quarter of 2025 compared to 2024, primarily due to higher operating revenue of $51 million at BHE GT&S and higher non-regulated revenues of $9 million from additional compressor units placed in-service, partially offset by lower operating revenue of $3 million at Northern Natural Gas. The increase in operating revenue at BHE GT&S was primarily due to higher revenues at Cove Point of $31 million, largely from favorable variable revenue, increased non-regulated revenue of $9 million (largely offset in cost of sales) primarily from higher volumes, higher regulated gas transmission and storage services revenue of $7 million at EGTS largely due to higher volumes and increased regulated gas transmission services revenue of $6 million at Carolina Gas Transmission, LLC due to the impacts of a general rate case. The decrease in operating revenue at Northern Natural Gas was primarily due to lower gas sales of $18 million from system balancing activities, partially offset by higher transportation and storage revenues of $14 million due to higher volumes and rates.

Earnings decreased $11 million for the first quarter of 2025 compared to 2024, primarily due to lower earnings of $20 million at Northern Natural Gas, partially offset by higher earnings of $7 million at BHE GT&S. The decrease at Northern Natural Gas was primarily due to lower margin on gas sales of $19 million from system balancing activities, higher operations and maintenance expense of $7 million, largely from increased costs for operations projects, and decreased interest and dividend income of $5 million, partially offset by higher transportation and storage revenues. The increase at BHE GT&S was primarily due to higher earnings at Cove Point of $18 million, largely from favorable variable revenue, increased interest and dividend income of $14 million, higher regulated gas transmission and storage services revenue at EGTS and lower operations and maintenance expense of $6 million due to decreased general and plant maintenance costs and lower salary and benefit expenses, partially offset by higher interest expense of $27 million, primarily from debt issuances in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, and lower equity earnings of $15 million.

BHE Transmission

Operating revenue decreased $12 million for the first quarter of 2025 compared to 2024, primarily due to $11 million from the stronger U.S. dollar.

Earnings decreased $4 million for the first quarter of 2025 compared to 2024, primarily due to $3 million from the stronger U.S. dollar.

BHE Renewables

Operating revenue decreased $90 million for the first quarter of 2025 compared to 2024, primarily due to lower electric and natural gas retail energy services revenue of $131 million from the sale of customer contracts in December 2024, partially offset by higher natural gas revenue of $17 million from higher pricing and higher generation, higher wind revenue of $13 million from favorable changes in the valuations of certain derivative contracts and higher solar revenue of $13 million from higher generation.

Earnings increased $39 million for the first quarter of 2025 compared to 2024, primarily due to higher wind earnings of $31 million and higher solar earnings of $10 million from higher generation. Wind earnings increased due to higher earnings from the wind tax equity investment portfolio of $19 million, primarily due to the addition of eight tax equity investments from a common control merger completed in December 2024, and higher earnings from owned wind projects of $12 million mainly due to favorable derivative contract valuations.

HomeServices

Operating revenue decreased $6 million for the first quarter of 2025 compared to 2024, primarily due to lower brokerage and settlement services revenue of $15 million, partially offset by higher mortgage revenue of $10 million. The decrease in brokerage and settlement services revenue resulted from a 7% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates and low inventory. The increase in mortgage revenue was due to a 12% increase in funded volume and an 8% increase in average loan size.

Earnings increased $144 million for the first quarter of 2025 compared to 2024, primarily due to an after-tax charge of approximately $140 million recognized in the first quarter of 2024 associated with a settlement reached in the ongoing real estate industry litigation matters.

BHE and Other

Earnings increased $252 million for the first quarter of 2025 compared to 2024, primarily due to the $195 million favorable comparative change related to the Company's investment in BYD Company Limited and $70 million of higher federal income tax credits recognized on a consolidated basis, partially offset by unfavorable changes in the cash surrender value of corporate-owned life insurance policies of $14 million.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2025, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$693	$449	$404	$165	$165	$82	$245	$554	$2,757

Credit facilities(1)	3,500	2,900	1,509	1,000	355	643	1,700	—	11,607
Less:
Short-term debt	—	—	—	—	(97)	(69)	(519)	—	(685)
Tax-exempt bond support and letters of credit	—	(52)	(258)	—	—	(2)	—	—	(312)
Net credit facilities	3,500	2,848	1,251	1,000	258	572	1,181	—	10,610

Total net liquidity	$4,193	$3,297	$1,655	$1,165	$423	$654	$1,426	$554	$13,367
Credit facilities:
Maturity dates	2027	2025, 2027	2025, 2027	2027	2026	2027, 2028, 2029	2025, 2026

(1)Includes $97 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.

The Company's operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. The Company is unable to reliably predict the ultimate outcome or the potential impact on its business.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024, were $2,021 million and $1,986 million, respectively. The increase was primarily due to favorable operating results, partially offset by higher wildfire liability settlement payments, higher cash paid for interest and changes in working capital, including lower receipts of insurance reimbursements related to wildfire liabilities.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024, were $(1.6) billion and $(2.1) billion, respectively. The change was primarily due to higher proceeds from sales, net of purchases of marketable securities of $565 million and lower capital expenditures of $25 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2025, was $0.9 billion. Sources of cash totaled $2.4 billion and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $1.4 billion and consisted mainly of preferred stock redemptions of $481 million, net repayments of short-term debt totaling $441 million and repayments of BHE senior debt of $400 million.

For a discussion of recent financing transactions and BHE shareholder's equity transactions, refer to Notes 5 and 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025
Capital expenditures by business:
PacifiCorp	$774	$688	$3,185
MidAmerican Funding	428	405	1,910
NV Energy	459	456	2,425
Northern Powergrid	131	157	782
BHE Pipeline Group	223	188	1,486
BHE Transmission	60	81	356
BHE Renewables	67	112	585
HomeServices	2	1	18
BHE and Other(1)	9	40	72
Total	$2,153	$2,128	$10,819

Capital expenditures by type:
Electric distribution	$519	$554	$2,494
Electric transmission	345	372	2,118
Wind generation	127	99	1,033
Natural gas transmission and storage	116	100	1,027
Wildfire prevention	68	179	757
Electric battery storage	5	31	619
Solar generation	31	75	463
Other	942	718	2,308
Total	$2,153	$2,128	$10,819
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
•Electric transmission includes both growth and operating expenditures. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects costs associated with major transmission projects totaling $49 million and $126 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2034 totals $287 million for the remainder of 2025.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $121 million and $28 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $665 million for the remainder of 2025.

•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $54 million and $31 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $218 million for the remainder of 2025.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $14 million and $21 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the repowering of wind-powered generating facilities totals $430 million for the remainder of 2025. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
◦Construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties at PacifiCorp totaling $6 million and $51 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $210 million for the remainder of 2025 and is primarily for the Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 529 MWs that are expected to be placed in‑service in 2025.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $3 million for the three-month period ended March 31, 2024. Repowered facilities were placed in-service in the first quarter of 2024 and meet IRS guidelines for the re-establishment of PTCs for 10 years.
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
•Wildfire prevention includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $170 million and $56 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for wildfire prevention totals $460 million for the remainder of 2025, and is comprised of reducing wildfire risk in the fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.
◦Expenditures at the Nevada Utilities totaling $6 million and $7 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for wildfire prevention totals $112 million for the remainder of 2025, and is comprised of reducing wildfire risk in Tier 3 HTAs by rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.

•Solar generation and electric battery storage include growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy. Planned spending totals $14 million for the remainder of 2025.
◦Construction of solar-powered generating facilities and co-located battery storage at the Nevada Utilities. Spending for the solar-powered generating facilities totaled $61 million and $5 million, respectively, while spending for the co-located battery storage totaled $5 million and $4 million, respectively, for the three-month periods ended March 31, 2025 and 2024. Planned spending for the solar-powered generating facility and co-located battery storage total $185 million and $429 million, respectively, for the remainder of 2025. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that was developed in Clark County, Nevada which commenced commercial operation in May 2024 and a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and commercial operation of the co-located battery storage is expected by mid-2026.
◦Construction of solar-powered generating facilities and co-located battery storage at BHE Renewables. Spending for the solar-powered generating facilities totaled $12 million and $20 million, respectively, while spending for the co-located battery storage totaled $17 million and $11 million, respectively, for the three-month periods ended March 31, 2025 and 2024. Planned spending for the solar-powered generating facilities and co-located battery storage total $97 million and $89 million, respectively, for the remainder of 2025. Construction includes expenditures for a 48-MW solar photovoltaic facility with an additional 46 MWs of co-located battery storage that will be developed in Kern County, California, with commercial operation expected in 2025 and a 106-MW solar photovoltaic facility with an additional 50 MWs of co-located battery storage located in Jackson County, West Virginia, with commercial operation being completed in three phases between 2025 and 2027.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of March 31, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Notes 5 and 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, and new regulatory matters occurring in 2025.

PacifiCorp

Utah

In May 2024, PacifiCorp filed its EBA application to recover deferred net power costs from 2023. In June 2024, the UPSC approved an interim rate increase of $256 million, or 11.6%, effective July 1, 2024, allowing for recovery of a total $432 million of deferred net power costs. In February 2025, the UPSC issued a final order reducing the total final EBA recovery by $24 million, primarily for costs related to the Washington Cap and Invest program. The reductions from the final order will be reflected in the 2024 EBA filing made in May 2025. In March 2025, PacifiCorp filed a request for review or rehearing regarding the disallowed costs that was denied by the UPSC in April 2024.

In June 2024, PacifiCorp filed a general rate case requesting a rate increase over two years that included increased net power costs, capital investments in transmission and wind‑powered generating facilities and higher insurance premiums for third-party liability coverage. In August 2024, PacifiCorp filed an amended application that removed the second rate increase that was associated with net power costs and updated costs associated with insurance premiums. The amended filing requested a rate increase of $394 million, or 16.7%, effective February 23, 2025. In November and December 2024, PacifiCorp filed updated testimony that further revised the requested rate increase to $330 million, or 14.0%. In April 2025, the UPSC issued a final order approving a rate increase of $87 million, or 3.7%, effective April 25, 2025. Most significantly, the final order substantially limits PacifiCorp's recovery of costs associated with insurance premiums, lowers PacifiCorp's authorized return on equity and equity component of its capital structure, reduces forecast base net power costs and substantially limits recovery for amounts previously deferred under the wildland fire mitigation balancing account.

In May 2025, PacifiCorp filed its EBA application to recover deferred net power costs from 2024. The filing requests recovery of a total $472 million of deferred net power costs, effective on an interim basis July 1, 2025. The request would result in a rate increase of $40 million, or 1.6%.

Oregon

In February 2025, PacifiCorp filed an application for reconsideration or rehearing with the OPUC regarding the level of recovery provided for Oregon's share of wildfire mitigation investments and PacifiCorp's return on investment in its 416-mile, 500-kV high voltage transmission line set forth in the December 2024 general rate case order. In April 2025, the OPUC denied reconsideration, and PacifiCorp is pursuing review of this decision with the Oregon Court of Appeals.

In April 2025, PacifiCorp filed a renewable adjustment clause application with the OPUC to recover the full costs of certain wind‑powered generating facilities and associated transmission lines that are being only partially recovered as a result of the 2024 general rate case. The application seeks a rate increase of $51 million, or 2.5%, effective January 1, 2026.

Wyoming

In August 2024, PacifiCorp filed a general rate case requesting a rate increase of $124 million, or 14.7%, to become effective June 1, 2025. The request included new capital investments in transmission and wind-powered generating facilities, a new insurance cost adjustment mechanism and proposed adjustments to the ECAM. In January 2025, PacifiCorp filed updated testimony that reduced the requested rate increase to $110 million, or 13.1%. In March 2025, a multi‑party settlement stipulation was filed that requested a rate increase of $86 million, or 10.2%. In April 2025, the Wyoming Public Service Commission approved the stipulation as filed, with rates effective June 1, 2025.

In April 2025, PacifiCorp filed its ECAM and renewable revenue adjustment mechanism to recover deferred net power costs from 2024. The combined filing requests a rate decrease of $47 million, or 5.8%, to be effective on an interim basis on July 1, 2025.

Washington

In March 2023, PacifiCorp filed a general rate case requesting a two-year rate plan with a rate increase that included recovery of increases in net power costs and new major capital investments in transmission and wind-powered generating facilities. In March 2024, the WUTC accepted the multi-party settlement stipulation for which the first-year rate increase went into effect April 3, 2024. In March 2025, PacifiCorp submitted a compliance filing for the second year of the two-year rate plan, resulting in a rate increase of $16 million, or 3.8%, effective April 3, 2025. The compliance filing included updated net power cost forecasts that resulted in a $5 million decrease to the stipulated second year increase.

As part of the stipulation in the above two-year general rate case, PacifiCorp agreed to file a review and potential refund of provisional capital not placed in-service. After the determination of any refund under the capital review process, PacifiCorp's restated actual rate of return will be compared against the authorized rate of return to determine if any deferral is necessary under Washington's multiyear rate plan legislation. In July 2024, PacifiCorp submitted a provisional capital report for calendar year 2023. During review of the provisional capital report in February 2025, the WUTC ordered a refund of $64,000 related to specific wind‑powered generating facilities.

In April 2025, PacifiCorp filed a power cost only rate case, as directed by the WUTC in the 2023 general rate case, to reset the baseline net power costs to remove coal-fueled resources from rates. The filing requests a $34 million, or 7.9%, rate increase effective January 1, 2026.

Idaho

In March 2025, PacifiCorp filed its ECAM to recover deferred net power costs from 2024. The filing requested a rate increase of $8 million, or 2.2%, effective June 1, 2025. The filing excludes costs associated with the Washington Cap and Invest program, for which PacifiCorp filed a deferral application in March 2025, for $2 million in costs incurred in 2024, since recovery of such costs under the 2023 ECAM filing are under appeal in the Idaho Supreme Court.

California

In May 2022, PacifiCorp filed a general rate case requesting an overall rate change to become effective January 1, 2023. In November 2022, the CPUC granted the requested rate effective date and directed PacifiCorp to establish a memorandum account to track the change in rates beginning January 1, 2023 until the new rates become effective. In February 2023, the CPUC issued a ruling requesting additional information on PacifiCorp's wildfire and risk analyses and requested additional information regarding wildfire memorandum accounts and in March 2023, the CPUC split the general rate case into two tracks. The first track addressed the general rate case and the second track addresses the wildfire memorandum accounts. In December 2023, the CPUC issued an order for the first track approving a rate increase effective January 12, 2024 and recovery of the aforementioned memorandum account over three years. In the second track of the general rate case, PacifiCorp filed the independent audit of the wildfire memorandum accounts in January 2024, indicating no findings. In January 2025, the CPUC issued a proposed decision authorizing PacifiCorp to recover $36 million related to historic wildfire mitigation costs. In February 2025, the CPUC issued a final decision authorizing PacifiCorp to recover these costs over six years, effective April 15, 2025.

MidAmerican Energy

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

In April 2024, MidAmerican Energy and ITC Midwest filed an appeal to the Iowa Supreme Court that challenges the application of the injunction to the LRTP Tranche 1 projects; MISO filed an amicus brief that supports the positions taken by MidAmerican Energy and ITC Midwest. The Iowa Supreme Court retained the case for decision rather than sending it to the court of appeals. Oral arguments were held April 16, 2025. MidAmerican Energy expects a ruling on the appeal by the end of June, which is the conclusion of the court's term. The district court injunction remains in effect while the appeal is pending.

In May 2024, MISO issued a public notice that advised it was proceeding with a variance analysis under its tariff to assess actions that could be taken to mitigate the obstacle to construct posed by the district court injunction. The notice confirmed the injunction did not change ownership of the projects or cause any project facility classification to be modified to a competitive transmission facility under MISO's tariff. It also confirmed the injunction did not suspend either company's obligation to construct the projects under MISO's tariff. In August 2024, MISO issued notice of the outcome of its variance analysis, determining that a mitigation plan was the appropriate outcome under the MISO tariff. As part of the mitigation plan, MISO's Competitive Transmission Executive Committee determined the projects should be assigned to the incumbent transmission owners under the transmission owners agreement, which results in no change to the project assignments. MISO's notice reaffirmed that MidAmerican Energy and ITC Midwest remain obligated to construct the projects under MISO's tariff. In October 2024, the national transmission interests filed a motion with the district court that asks the court to enforce the injunction and enjoin MidAmerican Energy and ITC Midwest from proceeding with the projects under MISO's mitigation plan, arguing the injunction remains applicable because the mitigation plan relies on the continued existence of the ROFR law. MidAmerican Energy and ITC Midwest resisted, arguing that the motion is legally and factually erroneous and that the injunction would improperly interfere with MISO's exclusive authority under federally authorized tariffs. A hearing on the motion was held on February 20, 2025, where the district court denied the motion without prejudice on procedural grounds. The national transmission interests could refile as a contempt action.

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

NV Energy (Nevada Power and Sierra Pacific)

In February 2025, Nevada Power filed an electric regulatory rate review with the PUCN that requested an annual revenue increase of $215 million, or 9.0%. Nevada Power filed its certification filing in April 2025 that updated the requested annual revenue increase to $224 million, or 9.4%. Hearings in the cost of capital phase are scheduled for June 2025 and hearings for the revenue requirement and rate design phases are scheduled for July 2025. An order is expected by the third quarter of 2025 and, if approved, rates are proposed to be effective October 1, 2025.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air quality, climate change, emissions performance standards, water quality, coal ash disposal and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. There were no material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2024, or new environmental matters occurring in 2025.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and loss contingencies. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2024. Refer to Note 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion of loss contingencies related to the Wildfires.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2025, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2024, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
May 2, 2025

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$447	$46
Trade receivables, net	934	960
Other receivables, net	212	245
Inventories	855	828
Derivative contracts	5	9
Regulatory assets	866	891
Prepaid expenses	267	283
Other current assets	59	35
Total current assets	3,645	3,297

Property, plant and equipment, net	29,487	29,120
Regulatory assets	1,968	2,026
Other assets	553	561

Total assets	$35,653	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,365	$1,462
Accrued interest	208	239
Accrued property, income and other taxes	118	85
Accrued employee expenses	138	96
Short-term debt	—	240
Current portion of long-term debt	402	302
Regulatory liabilities	97	92
Wildfires liabilities (Note 10)	134	247
Other current liabilities	389	466
Total current liabilities	2,851	3,229

Senior debt	13,188	13,286
Junior subordinated debt	842	—
Regulatory liabilities	2,567	2,550
Deferred income taxes	3,232	3,222
Wildfires liabilities (Note 10)	1,288	1,289
Other long-term liabilities	998	916
Total liabilities	24,966	24,492

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	1	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	6,216	6,040
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	10,687	10,512

Total liabilities and shareholders' equity	$35,653	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024

Operating revenue	$1,768	$1,548

Operating expenses:
Cost of fuel and energy	718	632
Operations and maintenance	424	407
Depreciation and amortization	299	292
Property and other taxes	59	52
Total operating expenses	1,500	1,383

Operating income	268	165

Other income (expense):
Interest expense	(187)	(192)
Allowance for borrowed funds	22	28
Allowance for equity funds	27	49
Interest and dividend income	28	58
Other, net	—	4
Total other income (expense)	(110)	(53)

Income before income tax expense (benefit)	158	112
Income tax expense (benefit)	(19)	(9)
Net income	$177	$121

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2023	$2	$—	$4,479	$5,501	$(10)	$9,972
Net income	—	—	—	121	—	121
Balance, March 31, 2024	$2	$—	$4,479	$5,622	$(10)	$10,093

Balance, December 31, 2024	$2	$—	$4,479	$6,040	$(9)	$10,512
Net income	—	—	—	177	—	177
Preferred stock redemptions	(1)	—	—	(1)	—	(2)
Balance, March 31, 2025	$1	$—	$4,479	$6,216	$(9)	$10,687

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$177	$121
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	299	292
Allowance for equity funds	(27)	(49)
Net power cost deferrals	(112)	(205)
Amortization of net power cost deferrals	206	84
Other changes in regulatory assets and liabilities	(11)	(18)
Deferred income taxes and amortization of investment tax credits	(9)	(14)
Other, net	5	(1)
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	16	8
Inventories	(27)	(85)
Derivative collateral, net	5	(14)
Prepaid expenses	27	24
Accrued property, income and other taxes, net	14	219
Accounts payable and other liabilities	(59)	(11)
Wildfires insurance receivable	98	350
Wildfires liability	(114)	(18)
Net cash flows from operating activities	488	683

Cash flows from investing activities:
Capital expenditures	(688)	(774)
Other, net	5	6
Net cash flows from investing activities	(683)	(768)

Cash flows from financing activities:
Proceeds from senior debt	—	3,764
Proceeds from junior subordinated debt	842	—
Net repayments of short-term debt	(240)	(1,604)
Redemptions and repurchases of preferred stock	(2)	—
Other, net	(2)	(1)
Net cash flows from financing activities	598	2,159

Net change in cash and cash equivalents and restricted cash and cash equivalents	403	2,074
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	61	192
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$464	$2,266

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a U.S. regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("BHE"), a holding company headquartered in Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025. Refer to Note 10 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

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

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$447	$46
Restricted cash and cash equivalents included in other current assets	14	12
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$464	$61

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2025	2024
Utility plant:
Generation	15 - 59 years	$14,446	$14,316
Transmission	60 - 90 years	11,276	10,939
Distribution	20 - 75 years	10,169	9,842
Intangible plant and other	2 - 75 years	2,506	2,958
Utility plant in-service		38,397	38,055
Accumulated depreciation and amortization		(12,726)	(12,504)
Utility plant in-service, net		25,671	25,551
Nonregulated, net of accumulated depreciation and amortization	14 - 75 years	19	19
		25,690	25,570
Construction work-in-progress		3,797	3,550
Property, plant and equipment, net		$29,487	$29,120

On January 1, 2025, PacifiCorp implemented the Federal Energy Regulatory Commission's ("FERC") Order 898, "Accounting and Reporting Treatment of Certain Renewable Energy Assets," which required certain plant balances to be reclassified to different functions. As a result of the implementation, $229 million, $42 million and $169 million was transferred to Transmission, Generation and Distribution plant, respectively, from Intangible plant and other primarily due to communications assets previously reported as other plant being functionalized to the noted categories.

Government Grants

On January 20, 2025, U.S. federal executive order entitled Unleashing American Energy was issued requiring federal agencies to immediately pause disbursement of federal funds appropriated under the Inflation Reduction Act of 2022 and the Infrastructure Investment and Jobs Act, subject to respective agency review within 90 days of the date of the order of the agency's processes, policies and programs for issuing grants consistent with the policies stated in the executive order. Based on discussions with the Department of Energy ("DOE") contracting officers, PacifiCorp does not believe the executive order will impact funding for PacifiCorp's contracted awards. PacifiCorp has been working closely with DOE contracting officers regarding submission of costs for reimbursement.

As of March 31, 2025 and December 31, 2024, approximately $22 million and $11 million, respectively, of federal grant funds reduced additions to Property, plant and equipment – net on the Consolidated Balance Sheets. During the three-month period ended March 31, 2025, approximately $13 million of federal grant funds reduced operating expenses on the Consolidated Statements of Operations. Federal grant funds received during the three-month period ended March 31, 2024 were insignificant.

(5)    Recent Financing Transactions

Junior Subordinated Debt

In March 2025, PacifiCorp issued $850 million of its 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 2055. PacifiCorp will pay interest on the notes at a rate of 7.375% through September 2030, subject to a reset every five years, not to reset below 7.375%. PacifiCorp initially used a portion of the net proceeds to repay outstanding short-term debt and intends to use the remaining net proceeds to fund capital expenditures and for general corporate purposes.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax impacts	5	3
Income tax credits	(30)	(22)
Effects of ratemaking(1)	(8)	(11)
Other	—	1
Effective income tax rate	(12)%	(8)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTC") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2025 and 2024, totaled $47 million and $25 million, respectively.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the three-month period ended March 31, 2025, PacifiCorp made net cash payments for state income taxes to BHE totaling $2 million. For the three-month period ended March 31, 2024, PacifiCorp received net cash payments for federal and state income taxes from BHE totaling $189 million. As of March 31, 2025, federal income taxes receivable from BHE were $22 million and state income taxes payable to BHE were $17 million. As of December 31, 2024, federal income taxes receivable from BHE were $3 million and state income taxes payable to BHE were $11 million.

(7)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Pension:
Interest cost	$9	$9
Expected return on plan assets	(11)	(12)
Net amortization	2	2
Net periodic benefit credit	$—	$(1)

Other postretirement:
Service cost	$—	$—
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2025. As of March 31, 2025, $1 million of contributions had been made to the pension plans.

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

PacifiCorp has established a risk management process that is designed to identify, assess, manage and report on each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices. Refer to Note 9 for additional information related to the fair value measurements associated with derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$5	$—	$10	$3	$18
Commodity liabilities	—	—	(79)	(20)	(99)
Total	5	—	(69)	(17)	(81)

Total derivatives	5	—	(69)	(17)	(81)
Cash collateral receivable	—	—	1	—	1
Total derivatives - net basis	$5	$—	$(68)	$(17)	$(80)

As of December 31, 2024
Not designated as hedging contracts(1):
Commodity assets	$10	$—	$16	$1	$27
Commodity liabilities	(1)	—	(105)	(18)	(124)
Total	9	—	(89)	(17)	(97)

Total derivatives	9	—	(89)	(17)	(97)
Cash collateral receivable	—	—	6	—	6
Total derivatives - net basis	$9	$—	$(83)	$(17)	$(91)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of March 31, 2025, a regulatory asset of $81 million was recorded related to the net derivative liability of $81 million. As of December 31, 2024, a regulatory asset of $97 million was recorded related to the net derivative liability of $97 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$97	$76
Changes in fair value recognized in regulatory assets	10	91
Net gains reclassified to operating revenue	8	1
Net losses reclassified to energy costs	(34)	(55)
Ending balance	$81	$113

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2025	2024

Electricity sales, net	Megawatt hours	—	(1)
Natural gas purchases	Decatherms	129	124
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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2025, PacifiCorp's issuer credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with objective credit-risk-related contingent features totaled $97 million and $123 million as of March 31, 2025 and December 31, 2024, respectively, for which PacifiCorp had posted collateral of $1 million and $6 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2025 and December 31, 2024, PacifiCorp would have been required to post $83 million and $100 million, respectively, of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2025:
Assets:
Commodity derivatives	$—	$18	$—	$(13)	$5
Money market mutual funds	433	—	—	—	433
Investment funds	25	—	—	—	25
	$458	$18	$—	$(13)	$463

Liabilities:
Commodity derivatives	$—	$(99)	$—	$14	$(85)

As of December 31, 2024:
Assets:
Commodity derivatives	$—	$27	$—	$(18)	$9
Money market mutual funds	34	—	—	—	34
Investment funds	29	—	—	—	29
	$63	$27	$—	$(18)	$72

Liabilities:
Commodity derivatives	$—	$(124)	$—	$24	$(100)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $6 million as of March 31, 2025 and December 31, 2024, respectively.

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

	As of March 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$14,432	$13,556	$13,588	$12,580

(10)    Commitments and Contingencies

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Purchased Electricity Contracts - Non-Commercially Operable

During the three-month period ended March 31, 2025, PacifiCorp received the full notice to proceed from a counterparty for four battery storage agreements with minimum obligations totaling approximately $1.0 billion through 2046. The facilities associated with these contracts have not yet achieved commercial operation. To the extent these facilities do not achieve commercial operation, PacifiCorp would no longer have an obligation to the counterparty.

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

Lower Klamath Hydroelectric Project

In November 2022, the FERC issued a license surrender order for the Lower Klamath Project, which was accepted by the Klamath River Renewal Corporation ("KRRC") and the states of Oregon and California ("States") in December 2022, along with the transfer of the Lower Klamath Project dams. The KRRC has $450 million in funding available for dam removal and restoration; $200 million collected from PacifiCorp's Oregon and California customers and $250 million in California bond funds. PacifiCorp and the States have also agreed to equally share cost overruns that may occur above the initial $450 million in funding. Specifically, PacifiCorp and the States have agreed to equally fund an initial $45 million supplemental fund and equally share any additional costs above that amount to ensure dam removal and restoration is complete. In May 2024, the KRRC communicated to PacifiCorp and the States that it expects to require the $45 million of supplemental funds. In October 2024, PacifiCorp provided approximately $11 million in supplemental funding to the KRRC. As of October 2024, removal of the Lower Klamath Project dams was complete.

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

Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with 2020 Wildfires for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers have filed subrogation complaints in Oregon and California with allegations similar to those made in the aforementioned complaints. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. In December 2024, the United States of America filed a complaint against PacifiCorp in conjunction with the correspondence from the U.S. Department of Justice. The civil cover sheet accompanying the complaint demands damages estimated to exceed $900 million. PacifiCorp is actively cooperating with the U.S. and Oregon Departments of Justice on resolving these alleged claims.

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $51 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $51 billion, $48 billion represents the economic and noneconomic damages sought in the James mass complaints described below. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

In California, under inverse condemnation, courts have held that investor-owned utilities can be liable for real and personal property damages from wildfires without the utility being found negligent and regardless of fault. California law also permits inverse condemnation plaintiffs to recover reasonable attorney fees and costs. In both Oregon and California, PacifiCorp has equipment in areas accessed through special use permits, easements or similar agreements that may contain provisions requiring it to pay for damages caused by its equipment regardless of fault. Even if inverse condemnation or other provisions do not apply, PacifiCorp could be found liable for all damage.

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

Investigations into the cause and origin of each wildfire are complex and ongoing and have been or are being conducted by various entities, including the U.S. Department of Agriculture Forest Service ("USFS"), the California Public Utilities Commission, the Oregon Department of Forestry ("ODF"), the Oregon Department of Justice, PacifiCorp and various experts engaged by PacifiCorp.

2020 Wildfires

In September 2020, a severe weather event with high winds, low humidity and warm temperatures contributed to several major wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate and include the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The report also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period October 5, 2020 to December 8, 2020, concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The report states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree.

Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires with government timber and suppression cost claims remaining.

In April 2023, the USFS issued its report of investigation into a wildland fire that began in the Opal Creek wilderness outside of the Santiam Canyon that was first reported on August 16, 2020 ("Beachie Creek Fire"), approximately three weeks prior to the September 2020 wind event described above. In March 2025, PacifiCorp received the ODF's final investigation report on the Santiam Canyon fires ("ODF's Report"), which concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF's Report also found that PacifiCorp's power lines did not contribute to the overall spread of fire into the Santiam Canyon even though its power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

The Beachie Creek fire that spread into the Santiam Canyon burned approximately 193,000 acres; the South Obenchain fire burned approximately 33,000 acres; the Echo Mountain Complex fire burned approximately 3,000 acres; and the 242 fire burned approximately 14,000 acres. The James cases described below are associated with the Beachie Creek (Santiam Canyon), South Obenchain, Echo Mountain Complex and 242 fires, which are four distinct fires located hundreds of miles apart.

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp, ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who seek to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 wildfires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Numerous cases were consolidated into the original James complaint.

In April, May, July and September 2024, and January 2025, six separate mass complaints against PacifiCorp naming 1,591 individual class members were filed in Multnomah County Circuit Court Oregon referencing James as the lead case. Complaints for five of the plaintiffs in the mass complaints were subsequently dismissed. These James mass complaints make damages-only allegations seeking economic, noneconomic and punitive damages, as well as doubling of economic damages. In December 2024, two additional complaints were filed in Multnomah County Circuit Court Oregon on behalf of eight plaintiffs also referencing James as the lead case, bringing the total class plaintiffs in the James case to 1,594. PacifiCorp believes the magnitude of damages sought by the class members in the James mass complaints and additional two complaints to be of remote likelihood of being awarded based on the amounts awarded in the jury verdicts described below that are being appealed.

In January, April and June 2024, the Multnomah County Circuit Court Oregon entered limited judgments and money awards for the James jury verdicts issued in June 2023 for the first trial in which the jury found PacifiCorp's conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class, and the first two damages phase trials for which the verdicts were issued in January and March 2024. The limited judgments award aggregate damages of $210 million, including $32 million of doubled economic damages, $147 million of noneconomic damages and $41 million of punitive damages based on a 0.25 multiplier applied to economic and noneconomic damages, partially offset by insurance proceeds received by plaintiffs. For each limited judgment entered in the court, PacifiCorp posted a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court. In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action and filed a motion to stay further damages phase trials. PacifiCorp amended its appeal of the June 2023 James verdict to include both the January and March 2024 jury verdicts. The appeals process and further actions could take several years.

In February 2025, the jury for the third James damages phase trial awarded seven plaintiffs $32 million of noneconomic damages in addition to $4 million of economic damages stipulated for eight plaintiffs prior to the trial. In accordance with Oregon law, plaintiffs asked the court to double the economic damages to $8 million after the verdict. PacifiCorp expects the court will award the doubling of economic damages and also increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the eight plaintiffs. In April 2025, the Multnomah County Circuit Court entered a limited judgment that awards approximately $45 million, representing damages as discussed above, partially offset by insurance proceeds received by plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the February 2025 jury verdict.

In March 2025, the jury for the fourth James damages phase trial awarded seven plaintiffs over $2 million of economic damages and five plaintiffs $34 million of noneconomic damages. PacifiCorp expects the court to award doubling of the economic damages to $5 million and also to increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the seven plaintiffs to be approximately $48 million. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the March 2025 jury verdict once judgment is entered.

In April 2025, the jury for the fifth James damages phase trial awarded nine plaintiffs $11 million of noneconomic damages, in addition to over $2 million of economic damages that were stipulated prior to the trial. PacifiCorp expects the court to award doubling of the economic damages to $5 million and also to increase the award for $3 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the nine plaintiffs to be approximately $19 million. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the April 2025 jury verdict once judgment is entered.

In October 2024, the Multnomah County Circuit Court Oregon issued a case management order, setting forth nine additional damages phase trials with up to 10 plaintiffs per trial to be held in 2025. The first of these trials were held in February, March and April 2025, while the remaining are scheduled to begin May 12, June 2, July 7, September 9, October 6 and December 7, 2025. The jury verdicts for the first three of the damages phase trials were issued in February, March and April 2025, as described above. A hearing is scheduled for May 9, 2025, to evaluate scheduling additional damages phase trials in 2026. On March 20, 2025, PacifiCorp filed a motion to stay the remaining James damages phase trials in consideration of the ODF's Report. The motion was heard by the court and was denied on April 18, 2025.

On April 1, 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addresses numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of non-economic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF's Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs' reply brief and cross-appeal is due May 20, 2025.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 McKinney Fire.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation discussions; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,753 million through March 31, 2025. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through March 31, 2025, PacifiCorp paid $1,331 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In April 2025 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $2 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$1,536	$1,723
Payments	(114)	(18)
Ending balance	$1,422	$1,705

As of March 31, 2025 and December 31, 2024, $134 million and $247 million of PacifiCorp's liability for estimated losses associated with the Wildfires was classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of March 31, 2025 reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of March 31, 2025 and December 31, 2024 was classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$98	$499
Payments received	(98)	(350)
Ending balance	$—	$149

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries. As of December 31, 2024, PacifiCorp's receivable for expected insurance recoveries was included in Other receivables, net on the Consolidated Balance Sheets. No additional insurance recoveries beyond those received to date are expected to be available.

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

(11)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Customer Revenue:
Retail:
Residential	$672	$610
Commercial	564	472
Industrial	344	319
Other retail	67	46
Total retail	1,647	1,447
Wholesale	13	29
Transmission	48	41
Other Customer Revenue	27	26
Total Customer Revenue	1,735	1,543
Other revenue	33	5
Total operating revenue	$1,768	$1,548

(12)    Preferred Stock

On April 23, 2025, PacifiCorp repurchased the sole outstanding share of its 7.00% Serial Preferred Stock from PPW Holdings LLC, for a purchase price of $1,800,000. As of the date of this filing, there are no shares of PacifiCorp Serial Preferred Stock outstanding.

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

Results of Operations for the First Quarter of 2025 and 2024

Overview

Net income for the first quarter of 2025 was $177 million, an increase of $56 million, or 46% compared to 2024. The increase in net income was primarily due to higher utility margin and higher income tax benefit, partially offset by lower allowances for equity and borrowed funds used during construction and higher net interest expense, operations and maintenance expense, depreciation expense and property taxes. Utility margin increased primarily due to higher retail revenue from higher prices and volumes, lower purchased electricity volumes and average market prices, higher wholesale revenue volumes and lower natural gas-fueled generation costs, partially offset by lower net power cost deferrals, driven by higher amortization of prior deferrals and lower current year deferrals, higher coal-fueled generation costs and lower wholesale average market prices. Retail customer volumes increased 2.4%, primarily due to the favorable impact of weather and an increase in the average number of customers. Energy generated volumes increased 16% for the first quarter of 2025 compared to 2024 primarily due to higher coal‑fueled and wind-powered generation, partially offset by lower natural gas‑fueled and hydroelectric-fueled generation. Wholesale electricity sales volumes increased 75% and energy purchased volumes decreased 19%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as utility margin, to help evaluate results of operations. Utility margin is calculated as operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.

PacifiCorp's cost of fuel and energy is generally recovered from its retail customers through regulatory recovery mechanisms and as a result, changes in PacifiCorp's expenses included in regulatory recovery mechanisms result in comparable changes to revenue. As such, management believes utility margin more appropriately and concisely explains results of operations rather than a discussion of revenue and cost of fuel and energy separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to understanding the business and a measure of comparability to others in the industry.
Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2025	2024	Change
Utility margin:
Operating revenue	$1,768	$1,548	$220	14%
Cost of fuel and energy	718	632	86	14
Utility margin	1,050	916	134	15
Operations and maintenance	424	407	17	4
Depreciation and amortization	299	292	7	2
Property and other taxes	59	52	7	13
Operating income	$268	$165	$103	62%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2025	2024	Change
Utility margin (in millions):
Operating revenue	$1,768	$1,548	$220	14%
Cost of fuel and energy	718	632	86	14
Utility margin	$1,050	$916	$134	15%

Sales (GWhs):
Residential	4,917	4,830	87	2%
Commercial(1)	5,529	5,159	370	7
Industrial(1)	4,127	4,251	(124)	(3)
Other(1)	50	43	7	16
Total retail	14,623	14,283	340	2
Wholesale	1,031	590	441	75
Total sales	15,654	14,873	781	5%

Average number of retail customers (in thousands)	2,127	2,090	37	2%

Average revenue per MWh:
Retail	$112.67	$101.21	$11.46	11%
Wholesale	$43.09	$55.95	$(12.86)	(23)%

Heating degree days	4,615	4,432	183	4%
Cooling degree days	1	—	1	N/A

Sources of energy (GWhs)(1):
Coal	5,968	4,498	1,470	33%
Natural gas	3,838	3,953	(115)	(3)
Wind(2)	2,300	1,838	462	25
Hydroelectric and other(2)	879	936	(57)	(6)
Total energy generated	12,985	11,225	1,760	16
Energy purchased	4,019	4,960	(941)	(19)
Total	17,004	16,185	819	5%

Average cost of energy per MWh:
Energy generated(3)	$25.99	$25.89	$0.10	—%
Energy purchased	$59.62	$84.91	$(25.29)	(30)%
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

Quarter Ended March 31, 2025 compared to Quarter Ended March 31, 2024

Utility margin increased $134 million for the first quarter of 2025 compared to 2024 primarily due to:
•$202 million increase in retail revenue due to higher average prices and higher volumes. Retail customer volumes increased 2.4%, primarily due to higher Utah and Oregon commercial customer usage, favorable weather-related impacts and increase in the average number of commercial and residential customers across the service territory, mainly in Utah and Oregon, partially offset by decrease in residential customer usage across the service territory, except in Idaho and decrease in industrial customer usage across the service territory;
•$182 million of lower purchased electricity costs from lower volumes and lower average market prices;
•$11 million increase in wholesale revenue due to higher volumes, partially offset by lower average market prices; and
•$10 million of lower natural gas-fueled generation costs from lower prices and volumes.
The increases above were partially offset by:
•$215 million of lower net power costs deferrals in accordance with established adjustment mechanisms; and
•$57 million of higher coal-fueled generation costs from higher volumes and higher average market prices.
Operations and maintenance increased $17 million, or 4%, for the first quarter of 2025 compared to 2024 primarily due to:
•$21 million increase in demand side management amortization driven by higher spend (offset in retail revenue);
•$20 million of higher insurance expense due to higher premiums associated with third-party liability coverage;
•$7 million of higher salary and benefit expenses; and
•$4 million of higher legal expenses.
The increases above were partially offset by:
•$24 million decrease in vegetation management and other wildfire prevention costs primarily from higher current quarter cost deferrals in California and lower amortization of prior deferrals; and
•$12 million due to timing of federal grant reimbursement accruals.
Depreciation and amortization increased $7 million, or 2%, for the first quarter of 2025 compared to 2024 primarily due to higher plant-in-service balances in the current year, partially offset by cessation of accelerated depreciation in Washington and deceleration of depreciation in Oregon as a result of the December 2024 general rate case order.

Property and other taxes increased $7 million, or 13%, for the first quarter of 2025 compared to 2024 primarily due to higher property taxes in Utah and Washington and higher franchise taxes primarily in Oregon.

Interest expense decreased $5 million, or 3%, for the first quarter of 2025 compared to 2024 primarily due to lower net interest on regulatory assets and liabilities.

Allowance for borrowed and equity funds decreased $28 million, or 36%, for the first quarter of 2025 compared to 2024 primarily due to lower qualified construction work-in-progress balances and lower rates.

Interest and dividend income decreased $30 million, or 52%, for the first quarter of 2025 compared to 2024 primarily due to lower current year investment balances and lower interest rates.

Income tax benefit increased $10 million for the first quarter of 2025 compared to 2024 and the effective tax rate was (12)% for 2025 and (8)% for 2024. The $10 million increase is primarily due to higher recognized PTCs from PacifiCorp's wind-powered generating facilities, partially offset by higher income tax expense from higher pre-tax book income.

Liquidity and Capital Resources

As of March 31, 2025, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$447

Credit facilities(1)	2,900
Less:
Tax-exempt bond support and letters of credit	(52)
Net credit facility	2,848

Total net liquidity	$3,295

Maturity dates	2025, 2027
(1)Refer to "Credit Facilities and Letters of Credit" below for further discussion regarding PacifiCorp's credit facilities.

PacifiCorp's operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. PacifiCorp is unable to reliably predict the ultimate outcome or the potential impact on its business.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024 were $488 million and $683 million, respectively. The decrease is primarily due to lower insurance reimbursements related to wildfire liabilities and higher cash paid for income taxes, interest and wildfire liability settlement payments, partially offset by lower wholesale purchases and higher collections from retail customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024 were $(683) million and $(768) million, respectively. The change is primarily due to a decrease in capital expenditures of $86 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2025 were $598 million. Sources of cash consisted of net proceeds from the issuance of junior subordinated debt of $842 million. Uses of cash consisted primarily of $240 million for the repayment of short-term debt.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the three-month period ended March 31, 2024 were $2.16 billion. Sources of cash consisted of net proceeds from the issuance of long‑term debt of $3.76 billion. Uses of cash consisted primarily of $1.60 billion for the repayment of short-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $3.0 billion of short-term debt. As of March 31, 2025, PacifiCorp had no short‑term debt outstanding. As of December 31, 2024, PacifiCorp had $240 million of short-term debt outstanding at a weighted average rate of 4.65%.

Debt Authorizations

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $4.15 billion of long-term debt. PacifiCorp's authorization from the IPUC is through April 2029. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the SEC to issue an indeterminate amount of first mortgage bonds and unsecured debt securities through July 2027.

Credit Facilities and Letters of Credit

As of March 31, 2025, PacifiCorp had no letters of credit outstanding under its $2.0 billion revolving credit facility and had an additional $14 million of letters of credit outstanding in support of certain transactions required by third parties.

As of March 31, 2025, PacifiCorp had a fully available $900 million 364-day unsecured credit facility expiring June 2025.

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

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025

Electric distribution	$181	$198	$894
Electric transmission	202	125	809
Wildfire prevention	56	170	630
Wind generation	59	10	238
Other	276	185	614
Total	$774	$688	$3,185

PacifiCorp's IRP is a roadmap for PacifiCorp's energy transition to renewable and carbon free generation resources, coal-to-natural gas conversion of certain coal-fueled units, renewable generation, associated transmission, load forecast and resource adequacy. PacifiCorp anticipates that the additional new renewable and carbon free generation will be a mixture of owned and contracted resources. PacifiCorp has included estimates for these new renewable and carbon free generation resources, conversion of certain coal-fueled units to natural gas-fueled units and associated transmission assets in its forecast capital expenditures. These estimates are likely to change as a result of the IRP update and RFP process. PacifiCorp's historical and forecast capital expenditures include the following:
•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $83 million and $87 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for new customer connections totals $353 million for the remainder of 2025. The remaining investments primarily relate to expenditures for distribution operations.
•Electric transmission includes both growth projects and operating expenditures. Transmission growth primarily reflects costs associated with major transmission projects totaling $49 million and $126 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2034 totals $287 million for the remainder of 2025.
•Wildfire prevention includes operating expenditures totaling $170 million and $56 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for wildfire prevention totals $460 million for the remainder of 2025.
•Wind generation includes both growth projects and operating expenditures. Growth projects include construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties totaling $6 million and $51 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $210 million for the remainder of 2025 and is primarily for the Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 529 MWs that are expected to be placed in‑service in 2025.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $41 million and $54 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned information technology spending totals $137 million for the remainder of 2025. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In March 2025, PacifiCorp filed its 2025 IRP in Utah, Oregon, Wyoming, Washington, Idaho and California. The 2025 IRP highlights a need for investment in transmission infrastructure, renewable solar and wind resources, new energy storage, conversion of coal-fueled generating units to natural gas, demand response and energy efficiency programs and carbon capture technology.

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

In April 2025, PacifiCorp filed an expedited application with the OPUC seeking approval to issue to market an RFP for new generating and energy storage resources that will serve Oregon customers and be recovered via Oregon retail rates. The filing seeks approval of the RFP that will enable it to be issued to the market by June 1, 2025, as directed by an OPUC order.

Material Cash Requirements

As of March 31, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Notes 5 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes and wildfire loss contingencies. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2024. Refer to Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion of loss contingencies related to the Wildfires.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2025, the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2024, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 2, 2025

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$403	$549
Trade receivables, net	316	230
Income tax receivable	223	2
Inventories	310	369
Prepayments	138	117
Other current assets	69	63
Total current assets	1,459	1,330

Property, plant and equipment, net	22,831	22,765
Regulatory assets	607	622
Investments and restricted investments	1,125	1,147
Other assets	250	252

Total assets	$26,272	$26,116

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$365	$375
Accrued interest	92	117
Accrued property, income and other taxes	163	192
Current portion of long-term debt	4	17
Other current liabilities	93	91
Total current liabilities	717	792

Long-term debt	8,808	8,807
Regulatory liabilities	1,232	1,264
Deferred income taxes	3,618	3,626
Asset retirement obligations	833	823
Other long-term liabilities	652	623
Total liabilities	15,860	15,935

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	9,851	9,620
Total shareholder's equity	10,412	10,181

Total liabilities and shareholder's equity	$26,272	$26,116

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Operating revenue:
Regulated electric	$667	$565
Regulated natural gas and other	347	278
Total operating revenue	1,014	843

Operating expenses:
Cost of fuel and energy	124	103
Cost of natural gas purchased for resale and other	245	177
Operations and maintenance	227	218
Depreciation and amortization	307	227
Property and other taxes	44	42
Total operating expenses	947	767

Operating income	67	76

Other income (expense):
Interest expense	(101)	(104)
Allowance for borrowed funds	7	6
Allowance for equity funds	18	16
Other, net	5	25
Total other income (expense)	(71)	(57)

(Loss) income before income tax expense (benefit)	(4)	19
Income tax expense (benefit)	(236)	(219)

Net income	$232	$238

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2023	$—	$561	$9,042	$9,603
Net income	—	—	238	238
Common stock dividend	—	—	(425)	(425)
Other equity transactions	—	—	(1)	(1)
Balance, March 31, 2024	$—	$561	$8,854	$9,415

Balance, December 31, 2024	$—	$561	$9,620	$10,181
Net income	—	—	232	232
Other equity transactions	—	—	(1)	(1)
Balance, March 31, 2025	$—	$561	$9,851	$10,412

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$232	$238
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	307	227
Amortization of utility plant to other operating expenses	8	9
Allowance for equity funds	(18)	(16)
Deferred income taxes and investment tax credits, net	(12)	65
Other, net	48	(9)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(99)	(36)
Inventories	59	6
Accrued property, income and other taxes, net	(251)	(137)
Accounts payable and other liabilities	(6)	(79)
Net cash flows from operating activities	268	268

Cash flows from investing activities:
Capital expenditures	(405)	(428)
Purchases of marketable securities	(84)	(81)
Proceeds from sales of marketable securities	86	76
Other, net	2	8
Net cash flows from investing activities	(401)	(425)

Cash flows from financing activities:
Common stock dividends	—	(425)
Proceeds from long-term debt	—	592
Repayments of long-term debt	(14)	(1)
Net proceeds from short-term debt	—	15
Other, net	—	(1)
Net cash flows from financing activities	(14)	180

Net change in cash and cash equivalents and restricted cash and cash equivalents	(147)	23
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	555	642
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$408	$665

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1)    General

MidAmerican Energy Company ("MidAmerican Energy") is a public utility with electric and natural gas operations and is the principal subsidiary of MHC Inc. ("MHC"). MHC is a holding company that conducts no business other than the ownership of its subsidiaries. MHC's nonregulated subsidiary is Midwest Capital Group, Inc. MHC is the direct wholly owned subsidiary of MidAmerican Funding, LLC ("MidAmerican Funding"), which is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a holding company headquartered in Iowa, that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025.

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$403	$549
Restricted cash and cash equivalents in other current assets	5	6
Total cash and cash equivalents and restricted cash and cash equivalents	$408	$555

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2025	2024
Utility plant:
Generation	20-62 years	$18,383	$18,446
Transmission	55-80 years	3,061	3,029
Electric distribution	15-80 years	5,952	5,890
Natural gas distribution	30-75 years	2,431	2,413
Utility plant in-service		29,827	29,778
Accumulated depreciation and amortization		(8,763)	(8,572)
Utility plant in-service, net		21,064	21,206
Nonregulated, net of accumulated depreciation and amortization	20-50 years	6	6
		21,070	21,212
Construction work-in-progress		1,761	1,553
Property, plant and equipment, net		$22,831	$22,765

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the three-month periods ended March 31, 2025 and 2024, $61 million and $— million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

(5)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2025, of 5,900% resulted from a $236 million income tax benefit from federal income tax credits associated with a $4 million pre-tax loss.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to (loss) income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
Income tax credits	5,900	(1,158)
State income tax, net of federal income tax impacts	—	(11)
Effects of ratemaking	(25)	—
Other, net	4	(5)
Effective income tax rate	5,900%	(1,153)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2025 and 2024, totaled $236 million and $220 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $— million and $179 million for the three-month periods ended March 31, 2025 and 2024, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Pension:
Service cost	$2	$2
Interest cost	8	8
Expected return on plan assets	(8)	(8)
Net periodic benefit cost	$2	$2

Other postretirement:
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(5)	(4)
Net periodic benefit credit	$(1)	$—

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2025 are expected to be $7 million and $1 million, respectively. As of March 31, 2025, $2 million and $— million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2025:
Assets:
Commodity derivatives	$—	$13	$2	$(3)	$12
Money market mutual funds	386	—	—	—	386
Debt securities:
U.S. government obligations	261	—	—	—	261
Corporate obligations	—	126	—	—	126
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	456	—	—	—	456
International companies	9	—	—	—	9
Investment funds	18	—	—	—	18
	$1,130	$141	$2	$(3)	$1,270

Liabilities:
Commodity derivatives	$(1)	$(2)	$(1)	$3	$(1)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2024:
Assets:
Commodity derivatives	$—	$5	$1	$(3)	$3
Money market mutual funds	538	—	—	—	538
Debt securities:
U.S. government obligations	271	—	—	—	271
Corporate obligations	—	109	—	—	109
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	479	—	—	—	479
International companies	9	—	—	—	9
Investment funds	23	—	—	—	23
	$1,320	$116	$1	$(3)	$1,434

Liabilities:
Commodity derivatives	$—	$(15)	$(3)	$6	$(12)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $— million and $3 million as of March 31, 2025 and December 31, 2024, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$(2)	$(11)
Changes in fair value recognized in net regulatory assets	1	(4)
Settlements	2	9
Ending balance	$1	$(6)

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

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,812	$7,988	$8,824	$7,911

(8)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the three-month period ended March 31, 2025, MidAmerican Energy entered into firm construction commitments totaling $162 million for the remainder of 2025 related to the construction of wind-powered generating facilities in Iowa.

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

(9)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 10 (in millions):

	For the Three-Month Period Ended March 31, 2025
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$181	$202	$—	$383
Commercial	80	80	—	160
Industrial	251	9	—	260
Natural gas transportation services	—	16	—	16
Other retail	33	2	—	35
Total retail	545	309	—	854
Wholesale	80	36	—	116
Multi-value transmission projects	14	—	—	14
Other Customer Revenue	—	—	2	2
Total Customer Revenue	639	345	2	986
Other revenue	28	—	—	28
Total operating revenue	$667	$345	$2	$1,014

	For the Three-Month Period Ended March 31, 2024
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$160	$167	$—	$327
Commercial	72	64	—	136
Industrial	218	6	—	224
Natural gas transportation services	—	14	—	14
Other retail	35	3	—	38
Total retail	485	254	—	739
Wholesale	51	21	—	72
Multi-value transmission projects	15	—	—	15
Other Customer Revenue	—	—	2	2
Total Customer Revenue	551	275	2	828
Other revenue	14	1	—	15
Total operating revenue	$565	$276	$2	$843

(10)    Segment Information

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods Ended March 31, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$667	$345	$2	$1,014
Cost of sales	124	245	—	369
Operations and maintenance	193	33	1	227
Depreciation and amortization	290	17	—	307
Property and other taxes	40	4	—	44
Operating income	20	46	1	67
Interest expense	(93)	(8)	—	(101)
Interest and dividend income	6	1	—	7
Income tax expense (benefit)	(246)	10	—	(236)
Other segment items(2)	23	1	(1)	23
Net income	$202	$30	$—	$232

Capital expenditures	$374	$31	$—	$405

	Three-Month Periods Ended March 31, 2024
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$565	$276	$2	$843
Cost of sales	103	177	—	280
Operations and maintenance	182	36	—	218
Depreciation and amortization	210	17	—	227
Property and other taxes	38	4	—	42
Operating income	32	42	2	76
Interest expense	(96)	(8)	—	(104)
Interest and dividend income	9	1	—	10
Income tax expense (benefit)	(229)	10	—	(219)
Other segment items(2)	33	4	—	37
Net income	$207	$29	$2	$238

Capital expenditures	$404	$23	$1	$428

	As of
	March 31,	December 31,
	2025	2024
Assets:
Regulated electric	$24,323	$24,159
Regulated natural gas	1,948	1,956
Other(1)	1	1
Total assets	$26,272	$26,116
(1)The differences between the reportable segment amounts and the consolidated amounts, described as Other, relate to nonregulated activities of MidAmerican Energy.
(2)Other segment items include allowance for borrowed and equity funds, gains (losses) on marketable securities and other income (expense).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Managers and Member of
MidAmerican Funding, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2025, the related consolidated statements of operations, changes in member's equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2024, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2025

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$404	$552
Trade receivables, net	316	230
Income tax receivable	224	2
Inventories	310	369
Prepayments	138	117
Other current assets	68	62
Total current assets	1,460	1,332

Property, plant and equipment, net	22,832	22,766
Goodwill	1,270	1,270
Regulatory assets	607	622
Investments and restricted investments	1,126	1,149
Other assets	251	251

Total assets	$27,546	$27,390

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$365	$375
Accrued interest	93	122
Accrued property, income and other taxes	163	192
Note payable to affiliate	20	13
Current portion of long-term debt	4	17
Other current liabilities	93	92
Total current liabilities	738	811

Long-term debt	9,048	9,047
Regulatory liabilities	1,232	1,264
Deferred income taxes	3,616	3,624
Asset retirement obligations	833	823
Other long-term liabilities	652	622
Total liabilities	16,119	16,191

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	9,748	9,520
Total member's equity	11,427	11,199

Total liabilities and member's equity	$27,546	$27,390

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Operating revenue:
Regulated electric	$667	$565
Regulated natural gas and other	347	278
Total operating revenue	1,014	843

Operating expenses:
Cost of fuel and energy	124	103
Cost of natural gas purchased for resale and other	245	177
Operations and maintenance	227	218
Depreciation and amortization	307	227
Property and other taxes	44	42
Total operating expenses	947	767

Operating income	67	76

Other income (expense):
Interest expense	(105)	(108)
Allowance for borrowed funds	7	6
Allowance for equity funds	18	16
Other, net	5	25
Total other income (expense)	(75)	(61)

(Loss) income before income tax expense (benefit)	(8)	15
Income tax expense (benefit)	(236)	(220)

Net income	$228	$235

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2023	$1,679	$8,954	$10,633
Net income	—	235	235
Distribution to member	—	(425)	(425)
Balance, March 31, 2024	$1,679	$8,764	$10,443

Balance, December 31, 2024	$1,679	$9,520	$11,199
Net income	—	228	228
Balance, March 31, 2025	$1,679	$9,748	$11,427

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$228	$235
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	307	227
Amortization of utility plant to other operating expenses	8	9
Allowance for equity funds	(18)	(16)
Deferred income taxes and investment tax credits, net	(12)	65
Other, net	48	(9)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(99)	(36)
Inventories	59	6
Accrued property, income and other taxes, net	(252)	(137)
Accounts payable and other liabilities	(10)	(84)
Net cash flows from operating activities	259	260

Cash flows from investing activities:
Capital expenditures	(405)	(428)
Purchases of marketable securities	(84)	(81)
Proceeds from sales of marketable securities	86	76
Other, net	2	8
Net cash flows from investing activities	(401)	(425)

Cash flows from financing activities:
Distribution to member	—	(425)
Proceeds from long-term debt	—	592
Repayments of long-term debt	(14)	(1)
Net change in note payable to affiliate	7	8
Net proceeds from short-term debt	—	15
Other, net	—	(1)
Net cash flows from financing activities	(7)	188

Net change in cash and cash equivalents and restricted cash and cash equivalents	(149)	23
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	558	643
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$409	$666

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

MidAmerican Funding, LLC ("MidAmerican Funding") is an Iowa limited liability company with Berkshire Hathaway Energy Company ("BHE") as its sole member. BHE is a holding company headquartered in Iowa, that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway"). MidAmerican Funding's direct wholly owned subsidiary is MHC Inc. ("MHC"), which constitutes substantially all of MidAmerican Funding's assets, liabilities and business activities except those related to MidAmerican Funding's long-term debt securities. MHC conducts no business other than the ownership of its subsidiaries. MHC's principal subsidiary is MidAmerican Energy Company ("MidAmerican Energy"), a public utility with electric and natural gas operations, and its direct wholly owned nonregulated subsidiary is Midwest Capital Group, Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025.

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$404	$552
Restricted cash and cash equivalents in other current assets	5	6
Total cash and cash equivalents and restricted cash and cash equivalents	$409	$558

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements.

(5)    Income Taxes

The effective income tax rate for the three-month period ended March 31, 2025, of 2,950% resulted from a $236 million income tax benefit from federal income tax credits associated with an $8 million pre-tax loss.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to (loss) income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
Income tax credits	2,950	(1,467)
State income tax, net of federal income tax impacts	—	(20)
Effects of ratemaking	(13)	—
Other, net	(8)	(1)
Effective income tax rate	2,950%	(1,467)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended March 31, 2025 and 2024, totaled $236 million and $220 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $— million and $180 million for the three-month periods ended March 31, 2025 and 2024, respectively.
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

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,052	$8,246	$9,064	$8,166

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods Ended March 31, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$667	$345	$2	$1,014
Cost of sales	124	245	—	369
Operations and maintenance	193	33	1	227
Depreciation and amortization	290	17	—	307
Property and other taxes	40	4	—	44
Operating income	20	46	1	67
Interest expense	(93)	(8)	(4)	(105)
Interest and dividend income	6	1	—	7
Income tax expense (benefit)	(246)	10	—	(236)
Other segment items(2)	23	1	(1)	23
Net income	$202	$30	$(4)	$228

Capital expenditures	$374	$31	$—	$405

	Three-Month Periods Ended March 31, 2024
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$565	$276	$2	$843
Cost of sales	103	177	—	280
Operations and maintenance	182	36	—	218
Depreciation and amortization	210	17	—	227
Property and other taxes	38	4	—	42
Operating income	32	42	2	76
Interest expense	(96)	(8)	(4)	(108)
Interest and dividend income	9	1	—	10
Income tax expense (benefit)	(229)	10	(1)	(220)
Other segment items(2)	33	4	—	37
Net income	$207	$29	$(1)	$235

Capital expenditures	$404	$23	$1	$428

	As of
	March 31,	December 31,
	2025	2024
Assets:
Regulated electric	$25,514	$25,350
Regulated natural gas	2,027	2,035
Other(1)	5	5
Total assets	$27,546	$27,390

Goodwill:
Regulated electric	$1,191	$1,191
Regulated natural gas	79	79
Total goodwill	$1,270	$1,270
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

Results of Operations for the First Quarter of 2025 and 2024

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2025 was $232 million, a decrease of $6 million, or 3%, compared to 2024, primarily due to higher depreciation and amortization expense, unfavorable changes in the cash surrender value of corporate-owned life insurance policies, higher operations and maintenance expense, lower interest income and higher property and other taxes. These items were partially offset by higher electric utility margin, a favorable income tax benefit, higher AFUDC and lower interest expense. Electric utility margin increased primarily due to higher wholesale margin, higher electric retail customer usage and the favorable impact of weather. Electric retail customer volumes increased 11.3% primarily due to the favorable impact of weather and higher customer usage. Wholesale electricity sales volumes increased 4% due to favorable market conditions. Energy generated increased 8% primarily due to 9% higher renewable-powered generation. Energy purchased volumes increased 1%. Natural gas retail customer volumes increased 18% due to the favorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2025 was $228 million, a decrease of $7 million, or 3%, compared to 2024. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

MidAmerican Energy's cost of fuel and energy and cost of natural gas purchased for resale are generally recovered from its retail customers through regulatory recovery mechanisms, and as a result, changes in MidAmerican Energy's expenses included in regulatory recovery mechanisms result in comparable changes to revenue. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explain results of operations rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to understanding the business and a measure of comparability to others in the industry.

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2025	2024	Change
Electric utility margin:
Operating revenue	$667	$565	$102	18%
Cost of fuel and energy	124	103	21	20
Electric utility margin	543	462	81	18

Natural gas utility margin:
Operating revenue	345	276	69	25
Natural gas purchased for resale	245	177	68	38
Natural gas utility margin	100	99	1	1

Utility margin	643	561	82	15

Other operating revenue	2	2	—	—
Operations and maintenance	227	218	9	4
Depreciation and amortization	307	227	80	35
Property and other taxes	44	42	2	5
Operating income	$67	$76	$(9)	(12)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2025	2024	Change
Utility margin (in millions):
Operating revenue	$667	$565	$102	18%
Cost of fuel and energy	124	103	21	20
Utility margin	$543	$462	$81	18%

Sales (GWhs):
Residential	1,904	1,658	246	15%
Commercial	1,037	952	85	9
Industrial	4,642	4,192	450	11
Other	419	388	31	8
Total retail	8,002	7,190	812	11
Wholesale	4,373	4,210	163	4
Total sales	12,375	11,400	975	9%

Average number of retail customers (in thousands)	835	826	9	1%

Average revenue per MWh:
Retail	$68.14	$67.57	$0.57	1%
Wholesale	$21.73	$12.92	$8.81	68%

Heating degree days	3,081	2,706	375	14%
Cooling degree days	6	—	6	N/A

Sources of energy (GWhs)(1):
Wind, solar and hydroelectric(2)	8,337	7,645	692	9%
Coal	2,277	1,732	545	31
Nuclear	823	930	(107)	(12)
Natural gas	225	454	(229)	(50)
Total energy generated	11,662	10,761	901	8
Energy purchased	883	873	10	1
Total	12,545	11,634	911	8%

Average cost of energy per MWh:
Energy generated(3)	$5.74	$5.01	$0.73	15%
Energy purchased	$63.85	$56.70	$7.15	13%

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

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2025	2024	Change
Utility margin (in millions):
Operating revenue	$345	$276	$69	25%
Natural gas purchased for resale	245	177	68	38
Utility margin	$100	$99	$1	1%

Throughput (000's Dths):
Residential	25,565	21,578	3,987	18%
Commercial	12,095	10,184	1,911	19
Industrial	1,777	1,587	190	12
Other	41	36	5	14
Total retail sales	39,478	33,385	6,093	18
Wholesale sales	10,396	11,990	(1,594)	(13)
Total sales	49,874	45,375	4,499	10
Natural gas transportation service	30,641	29,506	1,135	4
Total throughput	80,515	74,881	5,634	8%

Average number of retail customers (in thousands)	805	800	5	1%

Average revenue per retail Dth sold	$7.44	$7.20	$0.24	3%

Heating degree days	3,193	2,806	387	14%

Average cost of natural gas per retail Dth sold	$5.31	$4.66	$0.65	14%

Combined retail and wholesale average cost of natural gas per Dth sold	$4.93	$3.89	$1.04	27%

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024

MidAmerican Energy -

Electric utility margin increased $81 million, or 18%, for the first quarter of 2025 compared to 2024 primarily due to:
•a $44 million increase in wholesale utility margin due to higher margin per unit of $42 million, reflecting higher market prices, and higher volumes of $2 million or 3.9%; and
•a $37 million increase in retail utility margin primarily due to $20 million from higher customer usage, $9 million due to price impacts from changes in sales mix, $7 million from the favorable impact of weather and $5 million, net of energy costs, from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), partially offset by $2 million from lower wind-turbine performance settlements. Retail customer volumes increased 11.3%.
Natural gas utility margin increased $1 million, or 1%, for the first quarter of 2025 compared to 2024 primarily due to:
•a $7 million increase due to the favorable impact of weather; and
•a $1 million increase from higher natural gas transportation margin; partially offset by
•a $7 million decrease from lower base rates.

Operations and maintenance increased $9 million, or 4%, for the first quarter of 2025 compared to 2024 primarily due to higher electric distribution costs of $6 million, higher steam power generation costs of $6 million, higher gas distribution costs of $3 million and higher energy efficiency costs of $3 million, partially offset by lower technology and other costs of $9 million.

Depreciation and amortization increased $80 million, or 35%, for the first quarter of 2025 compared to 2024 primarily due to $61 million from higher Iowa revenue sharing accruals, $11 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects and $8 million related to additional assets placed in-service.

Property and other taxes increased $2 million, or 5%, for the first quarter of 2025 compared to 2024 due to $2 million from higher replacement and wind turbine property taxes.

Interest expense decreased $3 million, or 3%, for the first quarter of 2025 compared to 2024 due to lower long-term debt balances.

Allowance for borrowed and equity funds increased $3 million, or 14%, for the first quarter of 2025 compared to 2024 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation projects.

Other, net decreased $20 million, or 80%, for the first quarter of 2025 compared to 2024 primarily due to unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies from unfavorable market performance and lower interest income.

Income tax benefit increased $17 million, or 8%, for the first quarter of 2025 compared to 2024 primarily due to $16 million of higher PTCs due to higher wind generation. PTCs for the first quarter of 2025 and 2024 totaled $236 million and $220 million, respectively.

MidAmerican Funding -

Income tax benefit increased $16 million, or 7%, for the first quarter of 2025 compared to 2024 primarily due to the changes in MidAmerican Energy's income tax benefit discussed above.

Liquidity and Capital Resources

As of March 31, 2025, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$403

Credit facilities, maturing 2025 and 2027	1,505
Less:
Tax-exempt bond support	(258)
Net credit facilities	1,247

MidAmerican Energy total net liquidity	$1,650

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,650
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2025	4
MidAmerican Funding total net liquidity	$1,655

MidAmerican Energy's operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. MidAmerican Energy is unable to reliably predict the ultimate outcome or the potential impact on its business.

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024, were $268 million and $268 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024, were $259 million and $260 million, respectively. Cash flows from operating activities reflect lower income tax receipts, higher payments related to fuel and energy costs, higher interest payments and higher property tax payments, partially offset by lower payments to vendors and higher collections from electric and natural gas customers.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024, were $(401) million and $(425) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024, were $(401) million and $(425) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2025 and 2024 were $(14) million and $180 million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2025 and 2024, were $(7) million and $188 million, respectively. In February 2024, MidAmerican Funding paid $425 million in cash distributions to its sole member, BHE. Proceeds from long-term debt reflect MidAmerican Energy's issuance in January 2024 of $600 million of its 5.30% First Mortgage Bonds due February 2055. In 2025 and 2024, MidAmerican Energy repaid $14 million and $1 million of long-term debt, respectively. In 2025 and 2024, MidAmerican Funding received $7 million and $8 million, respectively, through its note payable with BHE. In 2024, through its credit facilities, MidAmerican Energy received net proceeds from short-term borrowings of $15 million.

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

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective shelf registration statement with the SEC to issue an additional $1.3 billion of long-term debt securities and preferred stock through March 10, 2026. MidAmerican Energy has authorization from the FERC to issue, through June 30, 2025, long-term debt securities up to an aggregate of $1.05 billion and preferred stock up to an aggregate of $500 million. MidAmerican Energy has authorization from the Illinois Commerce Commission through April 24, 2028, to issue long-term debt securities up to an aggregate of $3.15 billion and preferred stock up to an aggregate of $500 million. In April 2025, MidAmerican Energy filed an application with the FERC requesting $2.5 billion of long-term debt authorization and preferred stock up to an aggregate of $500 million for two years from the date of approval.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025

Wind generation	$65	$77	$783
Electric distribution	74	81	304
Electric transmission	54	51	239
Solar generation	—	—	14
Other	235	196	570
Total	$428	$405	$1,910

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $54 million and $31 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $218 million for the remainder of 2025.
◦Repowering of wind-powered generating facilities totaling $14 million and $21 million for the three-month periods ended March 31, 2025 and 2024, respectively. Planned spending for the repowering of wind-powered generating facilities totals $430 million for the remainder of 2025. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities. Planned spending totals $14 million for the remainder of 2025.
•Remaining expenditures primarily relate to routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2025, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Note 8 of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill, pension and other postretirement benefits and income taxes. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2024.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2025, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2024, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 2, 2025

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$16	$23
Trade receivables, net	220	314
Inventories	203	190
Regulatory assets	121	124
Prepayments	80	67
Income taxes receivable	83	77
Other current assets	26	23
Total current assets	749	818

Property, plant and equipment, net	9,608	9,401
Regulatory assets	469	459
Other assets	391	400

Total assets	$11,217	$11,078

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$364	$343
Accrued interest	53	46
Accrued property, income and other taxes	32	34
Regulatory liabilities	47	41
Customer deposits	57	93
Derivative contracts	67	53
Other current liabilities	63	50
Total current liabilities	683	660

Senior debt	3,396	3,395
Junior subordinated debt	297	—
Finance lease obligations	261	266
Regulatory liabilities	983	997
Deferred income taxes	817	802
Other long-term liabilities	525	510
Total liabilities	6,962	6,630

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,943	2,943
Retained earnings	1,313	1,506
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	4,255	4,448

Total liabilities and shareholder's equity	$11,217	$11,078

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024

Operating revenue	$431	$561

Operating expenses:
Cost of fuel and energy	213	341
Operations and maintenance	78	71
Depreciation and amortization	98	92
Property and other taxes	14	15
Total operating expenses	403	519

Operating income	28	42

Other income (expense):
Interest expense	(55)	(53)
Capitalized interest	4	8
Allowance for equity funds	8	8
Interest and dividend income	3	9
Other, net	3	4
Total other income (expense)	(37)	(24)

(Loss) income before income tax expense (benefit)	(9)	18
Income tax expense (benefit)	(1)	3
Net (loss) income	$(8)	$15

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2023	1,000	$—	$2,733	$1,232	$(1)	$3,964
Net income	—	—	—	15	—	15
Contributions	—	—	100	—	—	100
Balance, March 31, 2024	1,000	$—	$2,833	$1,247	$(1)	$4,079

Balance, December 31, 2024	1,000	$—	$2,943	$1,506	$(1)	$4,448
Net loss	—	—	—	(8)	—	(8)
Dividends declared	—	—	—	(185)	—	(185)
Balance, March 31, 2025	1,000	$—	$2,943	$1,313	$(1)	$4,255

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(8)	$15
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	98	92
Allowance for equity funds	(8)	(8)
Deferred energy	(10)	187
Amortization of deferred energy	13	(18)
Other changes in regulatory assets and liabilities	(7)	(11)
Deferred income taxes and amortization of investment tax credits	5	(27)
Other, net	1	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	117	85
Inventories	(14)	(3)
Accrued property, income and other taxes	(23)	(17)
Accounts payable and other liabilities	6	1
Net cash flows from operating activities	170	296

Cash flows from investing activities:
Capital expenditures	(283)	(346)
Net cash flows from investing activities	(283)	(346)

Cash flows from financing activities:
Proceeds from junior subordinated debt	297	—
Contributions from parent	—	100
Dividends paid	(185)	—
Other, net	(6)	(5)
Net cash flows from financing activities	106	95

Net change in cash and cash equivalents and restricted cash and cash equivalents	(7)	45
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	42	37
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$35	$82

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Nevada Power Company, together with its subsidiaries ("Nevada Power"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific") and certain other subsidiaries. Nevada Power is a U.S. regulated electric utility company serving retail customers, including residential, commercial and industrial customers, primarily in the Las Vegas, North Las Vegas, Henderson and adjoining areas. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company headquartered in Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025.

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

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$16	$23
Restricted cash and cash equivalents included in other current assets	19	19
Total cash and cash equivalents and restricted cash and cash equivalents	$35	$42

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2025	2024
Utility plant:
Generation	30 - 65 years	$5,434	$5,369
Transmission	55 - 75 years	1,724	1,660
Distribution	24 - 70 years	4,844	4,754
Intangible plant and other	5 - 65 years	847	900
Utility plant		12,849	12,683
Accumulated depreciation and amortization		(4,155)	(4,093)
Utility plant, net		8,694	8,590
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		8,695	8,591
Construction work-in-progress		913	810
Property, plant and equipment, net		$9,608	$9,401

(5)    Recent Financing Transactions

Junior Subordinated Debt

In February 2025, Nevada Power issued $300 million of its 6.25% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due May 2055. Nevada Power will pay interest on the notes at a rate of 6.25% through May 2030, subject to a reset every five years. Nevada Power intends to use the net proceeds from the sale of the notes to fund capital expenditures and for general corporate purposes.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to (loss) income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
Effects of ratemaking(1)	(15)	(1)
Income tax credits	4	(8)
Other	1	5
Effective income tax rate	11%	17%
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

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Nevada Power made cash payments for federal income tax to BHE of $— million and $33 million for the three-month periods ended March 31, 2025 and 2024

(7)    Employee Benefit Plans

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2025	2024
Qualified Pension Plan:
Other non-current assets	$39	$39

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(6)	(6)

Other Postretirement Plans:
Other non-current assets	17	19

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

Nevada Power has established a risk management process that is designed to identify, assess, manage and report on each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, Nevada Power uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. Nevada Power manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, Nevada Power may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate Nevada Power's exposure to interest rate risk. Nevada Power does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices. There have been no significant changes in Nevada Power's accounting policies related to derivatives. Refer to Note 9 for additional information related to the fair value measurements associated with derivative contracts.

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of March 31, 2025
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(67)	$(6)	$(73)

As of December 31, 2024
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(53)	$(4)	$(57)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2025 a regulatory asset of $73 million was recorded related to the net derivative liability of $73 million. As of December 31, 2024 a regulatory asset of $57 million was recorded related to the net derivative liability of $57 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2025	2024

Electricity purchases	Megawatt hours	3	2
Natural gas purchases	Decatherms	165	127

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2025, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $9 million and $13 million as of March 31, 2025 and December 31, 2024, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2025:
Assets:
Money market mutual funds	$5	$—	$—	$5
Investment funds	5	—	—	5
	$10	$—	$—	$10

Liabilities:
Commodity derivatives	$—	$—	$(73)	$(73)

As of December 31, 2024:
Assets:
Money market mutual funds	$15	$—	$—	$15
Investment funds	4	—	—	4
	$19	$—	$—	$19

Liabilities:
Commodity derivatives	$—	$—	$(57)	$(57)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2025 and December 31, 2024, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$(57)	$(68)
Changes in fair value recognized in regulatory assets	(24)	(41)
Settlements	8	8
Ending balance	$(73)	$(101)

Nevada Power's senior debt and junior subordinated debt is carried at cost on the Consolidated Balance Sheets. The fair value of Nevada Power's debts is a Level 2 fair value measurement and has been estimated based upon quoted market prices, where available, or at the present value of future cash flows discounted at rates consistent with comparable maturities with similar credit risks. The carrying value of Nevada Power's variable-rate debts approximates fair value because of the frequent repricing of these instruments at market rates. The following table presents the carrying value and estimated fair value of Nevada Power's debts (in millions):

	As of March 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,693	$3,653	$3,395	$3,299

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

(11)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Customer Revenue:
Retail:
Residential	$217	$271
Commercial	98	133
Industrial	97	134
Other	—	1
Total fully bundled	412	539
Distribution only service	4	4
Total retail	416	543
Wholesale, transmission and other	14	17
Total Customer Revenue	430	560
Other revenue	1	1
Total operating revenue	$431	$561

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

Results of Operations for the First Quarter of 2025 and 2024

Overview

Net loss for the first quarter of 2025 was $8 million, a decrease of $23 million compared to 2024 primarily due to higher operations and maintenance expense, lower interest and dividend income, increased depreciation and amortization expense, lower capitalized interest and allowance for equity funds and lower electric utility margin. These items were partially offset by a favorable income tax benefit. Utility margin decreased primarily due to lower energy efficiency implementation revenue, lower transmission and wholesale revenue and price impacts from changes in sales mix, partially offset by higher power purchase agreement sales from the Dry Lake renewable generation facility. Retail customer volumes, including distribution only service customers, increased 0.6% primarily due to an increase in the average number of customers, offset by the unfavorable impact of weather and lower customer usage. Energy generated volumes decreased 3% for the first quarter of 2025 compared to 2024 primarily due to lower natural-gas fueled generation. Wholesale electricity sales volumes decreased 4% and energy purchased volumes increased 42%.

Non-GAAP Financial Measure

Management utilizes various key financial measures that are prepared in accordance with GAAP, as well as non-GAAP financial measures such as, utility margin, to help evaluate results of operations. Utility margin is calculated as electric operating revenue less cost of fuel and energy, which are captions presented on the Consolidated Statements of Operations.

Nevada Power's cost of fuel and energy is generally recovered from its retail customers through regulatory recovery mechanisms and as a result, changes in Nevada Power's expenses included in regulatory recovery mechanisms result in comparable changes to revenue. As such, management believes utility margin more appropriately and concisely explains results of operations rather than a discussion of revenue and cost of fuel and energy separately. Management believes the presentation of utility margin provides meaningful and valuable insight into the information management considers important to understanding the business and a measure of comparability to others in the industry.

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2025	2024	Change
Utility margin:
Operating revenue	$431	$561	$(130)	(23)%
Cost of fuel and energy	213	341	(128)	(38)
Utility margin	218	220	(2)	(1)
Operations and maintenance	78	71	7	10
Depreciation and amortization	98	92	6	7
Property and other taxes	14	15	(1)	(7)
Operating income	$28	$42	$(14)	(33)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2025	2024	Change
Utility margin (in millions):
Operating revenue	$431	$561	$(130)	(23)%
Cost of fuel and energy	213	341	(128)	(38)
Utility margin	$218	$220	$(2)	(1)%

Sales (GWhs):
Residential	1,533	1,531	2	—%
Commercial	997	1,009	(12)	(1)
Industrial	1,397	1,368	29	2
Other	39	42	(3)	(7)
Total fully bundled(1)	3,966	3,950	16	—
Distribution only service	650	638	12	2
Total retail	4,616	4,588	28	1
Wholesale	96	100	(4)	(4)
Total GWhs sold	4,712	4,688	24	1%

Average number of retail customers (in thousands)	1,046	1,025	21	2%

Average revenue per MWh:
Retail - fully bundled(1)	$103.95	$136.53	$(32.58)	(24)%
Wholesale	$44.90	$43.34	$1.56	4%

Heating degree days	917	1,044	(127)	(12)%
Cooling degree days	60	5	55	*

Sources of energy (GWhs)(2)(3):
Natural gas	3,323	3,453	(130)	(4)%
Renewables	91	66	25	38
Total energy generated	3,414	3,519	(105)	(3)
Energy purchased	1,291	911	380	42
Total	4,705	4,430	275	6%

Average cost of energy per MWh(2)(4):
Energy generated	$34.25	$65.09	$(30.84)	(47)%
Energy purchased	$74.53	$122.97	$(48.44)	(39)%
*    Not meaningful

(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 112 GWhs and 190 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2025 and 2024, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024

Utility margin decreased $2 million, or 1%, for the first quarter of 2025 compared to 2024 primarily due to:
•$4 million of lower energy efficiency implementation revenue,
•$2 million of lower transmission and wholesale revenue and
•$1 million of lower electric retail utility margin primarily due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, increased 0.6% primarily due to an increase in the average number of customers, offset by unfavorable changes in weather and customer usage patterns.
The decrease in utility margin was partially offset by:
•$4 million of higher power purchase agreement sales from the Dry Lake renewable generation facility and
•$2 million of higher energy efficiency program revenue (offset in operations and maintenance expense).

Operations and maintenance increased $7 million, or 10%, for the first quarter of 2025 compared to 2024 primarily due to higher plant operations and maintenance costs, higher energy efficiency program costs (offset in operating revenue), higher technology costs and higher insurance premiums due to additional wildfire and general excess liability coverage, partially offset by lower administrative and general costs.

Depreciation and amortization increased $6 million, or 7%, for the first quarter of 2025 compared to 2024 primarily due to higher plant placed in-service, partially offset by lower amortizations due to a portion of intangible plant being fully amortized prior to the current quarter.

Interest expense increased $2 million, or 4%, for the first quarter of 2025 compared to 2024 primarily due to higher long-term debt outstanding.

Capitalized interest and allowance for equity funds decreased $4 million, or 25%, for the first quarter of 2025 compared to 2024 primarily due to lower construction work-in-progress.

Interest and dividend income decreased $6 million, or 67%, for the first quarter of 2025 compared to 2024 primarily due to lower interest income, mainly from lower carrying charges on regulatory balances.

Other, net was unfavorable by $1 million, or 25%, for the first quarter of 2025 compared to 2024 primarily due to higher pension expense.

Income tax expense decreased $4 million for the first quarter of 2025 compared to 2024 primarily due to lower pretax income. The effective tax rate was 11% in 2025 and 17% in 2024 and decreased primarily due to the effects of ratemaking and higher tax credits.

Liquidity and Capital Resources

As of March 31, 2025, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$16

Credit facility	600

Total net liquidity	$616
Credit facility:
Maturity date	2027

Nevada Power's operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. Nevada Power is unable to reliably predict the ultimate outcome or the potential impact on its business.

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024, were $170 million and $296 million, respectively. The change was primarily due to lower collections from customers, decreased customer deposits and higher payments related to fuel and energy costs, partially offset by the timing of payments for operating costs and lower income tax payments.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024, were $(283) million and $(346) million, respectively. The change was primarily due to decreased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2025 and 2024, were $106 million and $95 million, respectively. The change was primarily due to higher net proceeds from the issuance of junior subordinated debt, partially offset by higher dividends paid to NV Energy, Inc. and lower contributions from NV Energy, Inc.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this From 10-Q.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $5.5 billion (excluding borrowings under Nevada Power's $600 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective shelf registration statement with the SEC to issue an additional $1.8 billion of general and refunding mortgage securities through December 19, 2027.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025

Electric transmission	$24	$83	$437
Electric distribution	80	82	371
Electric battery storage	1	2	46
Wildfire prevention	6	2	32
Solar generation	5	2	29
Other	230	112	169
Total	$346	$283	$1,084

Nevada Power receives PUCN approval through its IRP filings for various projects. Nevada Power has included estimates from these IRP filings in its forecast capital expenditures for 2025. These estimates can change as a result of the RFP process, continued evaluation and future IRP filing refinements. Nevada Power's capital expenditures include the following:
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
•Solar generation and electric battery storage primarily consist of a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that was developed in Clark County, Nevada which commenced commercial operation in May 2024 and a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and commercial operation of the co-located battery storage is expected by mid-2026.
•Wildfire prevention includes both growth and operating capital that include expenditures contained in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth projects and operating expenditures. Growth projects primarily consist of additional completion costs for the peaking combustion turbines developed at the Silverhawk generating facility in Clark County, Nevada. Operating expenditures consist of turbine upgrades at several generating facilities, information technology expenditures, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2024. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2024.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2025, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2024, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2025

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$144	$17
Trade receivables, net	117	138
Inventories	173	161
Regulatory assets	84	90
Prepayments	47	54
Other current assets	19	22
Total current assets	584	482

Property, plant and equipment, net	4,667	4,439
Regulatory assets	208	202
Other assets	201	204

Total assets	$5,660	$5,327

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$373	$410
Accrued interest	16	19
Accrued property, income and other taxes	29	16
Regulatory liabilities	142	106
Customer deposits	42	42
Other current liabilities	53	50
Total current liabilities	655	643

Long-term debt	1,527	1,527
Regulatory liabilities	415	416
Deferred income taxes	362	369
Other long-term liabilities	299	272
Total liabilities	3,258	3,227

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,001	1,726
Retained earnings	402	375
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	2,402	2,100

Total liabilities and shareholder's equity	$5,660	$5,327

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Operating revenue:
Regulated electric	$236	$260
Regulated natural gas	49	86
Total operating revenue	285	346

Operating expenses:
Cost of fuel and energy	115	151
Cost of natural gas purchased for resale	28	67
Operations and maintenance	60	56
Depreciation and amortization	40	47
Property and other taxes	6	6
Total operating expenses	249	327

Operating income	36	19

Other income (expense):
Interest expense	(24)	(20)
Allowance for borrowed funds	3	1
Allowance for equity funds	10	4
Interest and dividend income	3	4
Other, net	2	3
Total other income (expense)	(6)	(8)

Income before income tax expense (benefit)	30	11
Income tax expense (benefit)	3	1
Net income	$27	$10

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2023	1,000	$—	$1,576	$490	$(1)	$2,065
Net income	—	—	—	10	—	10
Dividends declared	—	—	—	(200)	—	(200)
Balance, March 31, 2024	1,000	$—	$1,576	$300	$(1)	$1,875

Balance, December 31, 2024	1,000	$—	$1,726	$375	$(1)	$2,100
Net income	—	—	—	27	—	27
Contributions	—	—	275	—	—	275
Balance, March 31, 2025	1,000	$—	$2,001	$402	$(1)	$2,402

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$27	$10
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	40	47
Allowance for equity funds	(10)	(4)
Deferred energy	34	81
Amortization of deferred energy	—	14
Other changes in regulatory assets and liabilities	5	1
Deferred income taxes and amortization of investment tax credits	(13)	(25)
Other, net	(1)	(2)
Changes in other operating assets and liabilities:
Trade receivables and other assets	37	14
Inventories	(12)	(9)
Accrued property, income and other taxes	14	1
Accounts payable and other liabilities	(94)	5
Net cash flows from operating activities	27	133

Cash flows from investing activities:
Capital expenditures	(173)	(113)
Net cash flows from investing activities	(173)	(113)

Cash flows from financing activities:
Proceeds from long-term debt	—	234
Dividends paid	—	(200)
Contributions from parent	275	—
Other, net	(2)	(2)
Net cash flows from financing activities	273	32

Net change in cash and cash equivalents and restricted cash and cash equivalents	127	52
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	24	52
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$151	$104

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Sierra Pacific Power Company, together with its subsidiaries ("Sierra Pacific"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company and its subsidiaries ("Nevada Power") and certain other subsidiaries. Sierra Pacific is a U.S. regulated electric utility company serving retail customers, including residential, commercial and industrial customers and regulated retail natural gas customers primarily in northern Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company headquartered in Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025.

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$144	$17
Restricted cash and cash equivalents included in other current assets	7	7
Total cash and cash equivalents and restricted cash and cash equivalents	$151	$24

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2025	2024
Utility plant:
Generation	25 - 70 years	$1,339	$1,339
Transmission	50 - 76 years	1,126	1,071
Electric distribution	20 - 76 years	2,226	2,224
Electric intangible plant and other	5 - 65 years	202	254
Natural gas distribution	35 - 70 years	564	563
Natural gas intangible plant and other	5 - 65 years	18	18
Common other	5 - 65 years	380	377
Utility plant		5,855	5,846
Accumulated depreciation and amortization		(2,200)	(2,208)
		3,655	3,638
Construction work-in-progress		1,012	801
Property, plant and equipment, net		$4,667	$4,439

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
Effects of ratemaking(1)	(9)	(13)
Other	(2)	1
Effective income tax rate	10%	9%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Sierra Pacific made cash payments for federal income tax to BHE of $— million and $22 million for the three-month periods ended March 31, 2025 and 2024, respectively.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2025	2024
Qualified Pension Plan:
Other non-current assets	$59	$59

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other non-current assets	5	5

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other		Other
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$—	$—	$1
Commodity liabilities	—	—	(19)	(1)	(20)
Total derivative - net basis	$1	$—	$(19)	$(1)	$(19)

As of December 31, 2024
Not designated as hedging contracts(1):
Commodity assets	$—	$1	$—	$—	$1
Commodity liabilities	—	—	(14)	—	(14)
Total derivative - net basis	$—	$1	$(14)	$—	$(13)
(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2025 a net regulatory asset of $19 million was recorded related to the net derivative liability of $19 million. As of December 31, 2024 a net regulatory asset of $13 million was recorded related to the net derivative liability of $13 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2025	2024

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	67	57

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2025, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million as of March 31, 2025 and December 31, 2024, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2025:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	139	—	—	139
Investment funds	1	—	—	1
	$140	$—	$1	$141

Liabilities:
Commodity derivatives	$—	$—	$(20)	$(20)

As of December 31, 2024:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	12	—	—	12
Investment funds	1	—	—	1
	$13	$—	$1	$14

Liabilities:
Commodity derivatives	$—	$—	$(14)	$(14)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of March 31, 2025 and December 31, 2024, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024

Beginning balance	$(13)	$(16)
Changes in fair value recognized in regulatory assets	(7)	(11)
Settlements	1	1
Ending balance	$(19)	$(26)

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

	As of March 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,527	$1,522	$1,527	$1,506

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

(10)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 11 (in millions):

	Three-Month Periods
	Ended March 31,
	2025			2024
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$93	$32	$125	$100	$53	$153
Commercial	73	13	86	82	24	106
Industrial	48	4	52	55	8	63
Other	2	—	2	1	1	2
Total fully bundled	216	49	265	238	86	324
Distribution only service	2	—	2	1	—	1
Total retail	218	49	267	239	86	325
Wholesale, transmission and other	18	—	18	21	—	21
Total Customer Revenue	236	49	285	260	86	346
Other revenue	—	—	—	—	—	—
Total operating revenue	$236	$49	$285	$260	$86	$346

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

The following tables provide information on a reportable segment basis (in millions):

	Three-Month Periods Ended March 31, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$236	$49	$285
Cost of sales	115	28	143
Operations and maintenance	54	6	60
Depreciation and amortization	35	5	40
Interest expense	22	2	24
Interest and dividend income	3	—	3
Income tax expense (benefit)	2	1	3
Other segment items (1)	9	—	9
Net income	$20	$7	$27

Capital expenditures	$159	$14	$173

	Three-Month Periods Ended March 31, 2024
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$260	$86	$346
Cost of sales	151	67	218
Operations and maintenance	50	6	56
Depreciation and amortization	42	5	47
Interest expense	19	1	20
Interest and dividend income	4	—	4
Income tax expense (benefit)	—	1	1
Other segment items (1)	3	(1)	2
Net Income	$5	$5	$10

Capital expenditures	$102	$11	$113

	As of
	March 31,	December 31,
	2025	2024
Assets:
Regulated electric	$5,038	$4,767
Regulated natural gas	456	518
Regulated common assets(2)	166	42
Total assets	$5,660	$5,327

(1)    Consists principally of property and other taxes, allowance for borrowed and equity funds and other income (expenses).

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

Results of Operations for the First Quarter of 2025 and 2024

Overview

Net income for the first quarter of 2025 was $27 million, an increase of $17 million compared to 2024 primarily due to higher utility margin, higher allowance for borrowed funds and capitalized interest and lower depreciation and amortization expense, partially offset by higher interest expense, higher operations and maintenance expense and unfavorable income tax expense. Electric utility margin increased primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024. Electric retail customer volumes, including distribution only service customers, increased by 1.1% primarily due to the favorable impact of weather. Natural gas utility margin increased primarily due to higher customer volumes from an increase in the average number of customers. Energy generated volumes decreased 9% for the first quarter of 2025 compared to 2024. Wholesale electricity sales volumes decreased 16% and energy purchased volumes decreased 2%.

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
Sierra Pacific's cost of fuel and energy and cost of natural gas purchased for resale are generally recovered from its retail customers through regulatory recovery mechanisms and as a result, changes in Sierra Pacific's expenses included in recovery mechanisms result in comparable changes to revenue. As such, management believes electric utility margin and natural gas utility margin more appropriately and concisely explain results of operations rather than a discussion of revenue and cost of sales separately. Management believes the presentation of electric utility margin and natural gas utility margin provides meaningful and valuable insight into the information management considers important to understanding the business and a measure of comparability to others in the industry.

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2025	2024	Change
Electric utility margin:
Operating revenue	$236	$260	$(24)	(9)%
Cost of fuel and energy	115	151	(36)	(24)
Electric utility margin	121	109	12	11

Natural gas utility margin:
Operating revenue	49	86	(37)	(43)
Natural gas purchased for resale	28	67	(39)	(58)
Natural gas utility margin	21	19	2	11

Utility margin	142	128	14	11

Operations and maintenance	60	56	4	7
Depreciation and amortization	40	47	(7)	(15)
Property and other taxes	6	6	—	—
Operating income	$36	$19	$17	89%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2025	2024	Change
Utility margin (in millions):
Operating revenue	$236	$260	$(24)	(9)%
Cost of fuel and energy	115	151	(36)	(24)
Utility margin	$121	$109	$12	11%

Sales (GWhs):
Residential	670	668	2	—%
Commercial	711	714	(3)	—
Industrial	691	664	27	4
Other	2	3	(1)	(33)
Total fully bundled(1)	2,074	2,049	25	1
Distribution only service	706	702	4	1
Total retail	2,780	2,751	29	1
Wholesale	198	235	(37)	(16)
Total GWhs sold	2,978	2,986	(8)	—%

Average number of retail customers (in thousands)	384	380	4	1%

Average revenue per MWh:
Retail - fully bundled(1)	$103.88	$116.01	$(12.13)	(10)%
Wholesale	$60.02	$58.69	$1.33	2%

Heating degree days	2,124	2,092	32	2%

Sources of energy (GWhs)(2):
Natural gas	980	1,061	(81)	(8)%
Coal	173	211	(38)	(18)
Renewables	1	3	(2)	(67)
Total energy generated	1,154	1,275	(121)	(9)
Energy purchased	696	713	(17)	(2)
Total	1,850	1,988	(138)	(7)%

Average cost of energy per MWh(3):
Energy generated	$46.39	$60.86	$(14.47)	(24)%
Energy purchased	$88.59	$103.36	$(14.77)	(14)%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2025	2024	Change
Utility margin (in millions):
Operating revenue	$49	$86	$(37)	(43)%
Natural gas purchased for resale	28	67	(39)	(58)
Utility margin	$21	$19	$2	11%

Sold (000's Dths):
Residential	4,728	4,703	25	1%
Commercial	2,427	2,333	94	4
Industrial	818	840	(22)	(3)
Total retail	7,973	7,876	97	1%

Average number of retail customers (in thousands)	187	185	2	1%

Average revenue per retail Dth sold	$6.16	$10.88	$(4.72)	(43)%

Heating degree days	2,124	2,092	32	2%

Average cost of natural gas per retail Dth sold	$3.56	$8.55	$(4.99)	(58)%

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024

Electric utility margin increased $12 million, or 11%, for the first quarter of 2025 compared to 2024 primarily due to:
•$14 million of higher electric retail utility margin primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024. Retail customer volumes, including distribution only service customers, increased 1.1% primarily due to the favorable impact of weather.
The increase in electric utility margin was partially offset by:
•$2 million of lower transmission and wholesale revenue.
Natural gas utility margin increased $2 million, or 11%, for the first quarter of 2025 compared to 2024 primarily due to higher customer volumes from an increase in the average number of customers.

Operations and maintenance increased $4 million, or 7%, for the first quarter of 2025 compared to 2024 primarily due to higher insurance premiums from additional wildfire and general excess liability coverage and higher plant operations and maintenance expenses, partially offset by lower technology costs and lower administrative and general costs.

Interest expense increased $4 million, or 20%, for the first quarter of 2025 compared to 2024 primarily due to higher carrying charges on regulatory balances and higher long-term debt.

Allowance for borrowed and equity funds increased $8 million, or 160%, for the first quarter of 2025 compared to 2024 primarily due to higher construction work-in-progress.

Income tax expense increased $2 million for the first quarter of 2025 compared to 2024 primarily due to higher pretax income. The effective tax rate was 10% in 2025 and 9% in 2024 and decreased primarily due to the effects of ratemaking.

Liquidity and Capital Resources

As of March 31, 2025, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$144

Credit facility	400

Total net liquidity	$544
Credit facility:
Maturity date	2027

Sierra Pacific's operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. Sierra Pacific is unable to reliably predict the ultimate outcome or the potential impact on its business.

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024, were $27 million and $133 million, respectively. The change was primarily due to the timing of payments for operating costs and lower collections from customers, partially offset by lower payments related to fuel and energy costs and lower income tax payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024, were $(173) million and $(113) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2025 and 2024, were $273 million and $32 million, respectively. The change was primarily due to higher contributions from NV Energy, Inc. and lower dividends paid to NV Energy, Inc., partially offset by a decrease in proceeds from long-term debt.

Debt Authorizations

Sierra Pacific currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $4.0 billion (excluding borrowings under Sierra Pacific's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $600 million. Sierra Pacific currently has an effective shelf registration statement with the SEC to issue an additional $2.5 billion of general and refunding mortgage securities through April 1, 2028.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025

Electric battery storage	$4	$3	$389
Electric transmission	17	48	385
Solar generation	—	59	217
Electric distribution	48	45	194
Wildfire mitigation	1	4	87
Other	43	14	69
Total	$113	$173	$1,341

Sierra Pacific receives PUCN approval through its IRP filings for various projects. Sierra Pacific has included estimates from these IRP filings in its forecast capital expenditures for 2025. These estimates can change as a result of the RFP process, continued evaluation and future IRP filing refinements. Sierra Pacific's capital expenditures include the following:

•Solar generation and electric battery storage primarily consist of a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 90% Sierra Pacific and 10% Nevada Power. Commercial operation of the solar facility is expected by early 2027 and commercial operation of the co-located battery storage is expected by mid-2026.
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
•Wildfire prevention includes both growth and operating capital that include expenditures contained in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth projects and operating expenditures. Growth projects primarily consist of a repower project at the Valmy generating facility to convert existing coal-fired combustion to natural gas-fired combustion that was approved by the PUCN and a hydrogen-capable natural gas simple cycle combustion turbine peakers project at the Valmy generating facility. Operating expenditures consist of information technology expenditures, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2025, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2024. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2024.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of March 31, 2025, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Eastern Energy Gas as of December 31, 2024, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2025

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$301	$34
Trade receivables, net	185	189
Receivables from affiliates	36	33
Notes receivable from affiliates	37	—
Inventories	147	143
Prepayments and other deferred charges	68	85
Natural gas imbalances	84	71
Other current assets	60	52
Total current assets	918	607

Property, plant and equipment, net	10,271	10,338
Goodwill	1,286	1,286
Investments	267	261
Other assets	90	85

Total assets	$12,832	$12,577

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58	$86
Accounts payable to affiliates	34	33
Accrued interest	77	25
Accrued property, income and other taxes	291	291
Regulatory liabilities	31	29
Other current liabilities	72	83
Total current liabilities	563	547

Long-term debt	4,430	3,231
Regulatory liabilities	622	627
Deferred income taxes	541	498
Other long-term liabilities	128	139
Total liabilities	6,284	5,042

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	5,311	6,300
Accumulated other comprehensive loss, net	(35)	(35)
Total member's equity	5,276	6,265
Noncontrolling interests	1,272	1,270
Total equity	6,548	7,535

Total liabilities and equity	$12,832	$12,577

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024

Operating revenue	$578	$533

Operating expenses:
Excess gas	—	(2)
Operations and maintenance	130	132
Depreciation and amortization	87	82
Property and other taxes	35	33
Total operating expenses	252	245

Operating income	326	288

Other income (expense):
Interest expense	(52)	(36)
Allowance for equity funds	2	2
Interest and dividend income	2	2
Other, net	—	1
Total other income (expense)	(48)	(31)

Income before income tax expense (benefit) and equity income (loss)	278	257
Income tax expense (benefit)	59	66
Equity income (loss)	26	45
Net income	245	236
Net income attributable to noncontrolling interests	45	36
Net income attributable to Eastern Energy Gas	$200	$200

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024

Net income	$245	$236

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $— and $—	—	1
Total other comprehensive income, net of tax	—	1

Comprehensive income	245	237
Comprehensive income attributable to noncontrolling interests	45	36
Comprehensive income attributable to Eastern Energy Gas	$200	$201

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, December 31, 2023	$6,273	$(40)	$1,295	$7,528
Net income	200	—	36	236
Other comprehensive income	—	1	—	1
Distributions	(178)	—	(39)	(217)
Contributions	2	—	—	2
Balance, March 31, 2024	$6,297	$(39)	$1,292	$7,550

Balance, December 31, 2024	$6,300	$(35)	$1,270	$7,535
Net income	200	—	45	245
Distributions	(1,189)	—	(43)	(1,232)
Balance, March 31, 2025	$5,311	$(35)	$1,272	$6,548

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$245	$236
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	—	1
Depreciation and amortization	87	82
Allowance for equity funds	(2)	(2)
Equity (income) loss, net of distributions	(11)	(5)
Changes in regulatory assets and liabilities	(15)	(7)
Deferred income taxes	42	35
Changes in other operating assets and liabilities:
Trade receivables and other assets	22	36
Receivables from affiliates	(3)	6
Gas balancing activities	11	4
Accrued property, income and other taxes	(10)	15
Accounts payable to affiliates	1	(28)
Accounts payable and other liabilities	30	(17)
Net cash flows from operating activities	397	356

Cash flows from investing activities:
Capital expenditures	(55)	(64)
Proceeds from sales of marketable securities	7	3
Notes to affiliates	(37)	—
Other, net	—	1
Net cash flows from investing activities	(85)	(60)

Cash flows from financing activities:
Proceeds from long-term debt	1,187	—
Repayment of notes payable to affiliates, net	—	(192)
Distributions to noncontrolling interests	(43)	(39)
Distributions to parent	(1,189)	(52)
Net cash flows from financing activities	(45)	(283)

Net change in cash and cash equivalents and restricted cash and cash equivalents	267	13
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	61	93
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$328	$106

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Energy Gas Holdings, LLC is a holding company, and together with its subsidiaries ("Eastern Energy Gas") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage operations in the eastern region of the U.S. and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. Eastern Energy Gas holds 100% of the general partner interest and 75% of the limited partner interests of Cove Point. In addition, Eastern Energy Gas holds a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 414-mile FERC-regulated interstate natural gas transmission system. Eastern Energy Gas is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company headquartered in Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2024 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025.

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

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Eastern Energy Gas is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2025	2024
Utility plant:
Interstate natural gas transmission assets	34 - 51 years	$6,450	$6,461
Storage assets	47 - 79 years	2,778	2,767
Intangible plant and other assets	4 - 53 years	495	482
Utility plant in-service		9,723	9,710
Accumulated depreciation and amortization		(3,426)	(3,381)
Utility plant in-service, net		6,297	6,329

Nonutility plant:
LNG facility	40 years	4,566	4,565
Accumulated depreciation and amortization		(811)	(779)
Nonutility plant, net		3,755	3,786

		10,052	10,115
Construction work-in-progress		219	223
Property, plant and equipment, net		$10,271	$10,338

Construction work-in-progress includes $207 million and $213 million as of March 31, 2025 and December 31, 2024, respectively, related to the construction of utility plant.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2025	2024
Investments:
Investment funds	$11	$18

Equity method investments:
Iroquois	256	243
Total investments	267	261

Restricted cash and cash equivalents:
Customer deposits	27	27
Total restricted cash and cash equivalents	27	27

Total investments and restricted cash and cash equivalents	$294	$288

Reflected as:
Other current assets	$27	$27
Noncurrent assets	267	261
Total investments and restricted cash and cash equivalents	$294	$288
Equity Method Investments

Eastern Energy Gas, through subsidiaries, holds 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of March 31, 2025 and December 31, 2024, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $15 million and $40 million for the three-month periods ended March 31, 2025 and 2024, respectively.

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$301	$34
Restricted cash and cash equivalents included in other current assets	27	27
Total cash and cash equivalents and restricted cash and cash equivalents	$328	$61

(5)    Recent Financing Transactions

In January 2025, Eastern Energy Gas issued $700 million of 5.80% Senior Notes due January 2035 and $500 million of 6.20% Senior Notes due January 2055. Eastern Energy Gas used the net proceeds from the sale of the notes to rebalance its capitalization structure by returning a portion of the equity capital received from its indirect parent, BHE.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax impacts	2	4
Equity earnings	2	4
Noncontrolling interest	(3)	(3)
Other, net	(1)	—
Effective income tax rate	21%	26%

(7)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $1 million and $2 million to the MidAmerican Energy Company Retirement Plan for the three-month periods ended March 31, 2025 and 2024, respectively, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the three-month period ended March 31, 2024. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of March 31, 2025 and December 31, 2024, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $39 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2025:
Assets:
Money market mutual funds	$301	$—	$—	$301
Equity securities:
Investment funds	11	—	—	11
	$312	$—	$—	$312

Liabilities:
Foreign currency exchange rate derivatives	$—	$(13)	$—	$(13)
	$—	$(13)	$—	$(13)

As of December 31, 2024:
Assets:
Money market mutual funds	$34	$—	$—	$34
Equity securities:
Investment funds	18	—	—	18
	$52	$—	$—	$52

Liabilities:
Foreign currency exchange rate derivatives	$—	$(23)	$—	$(23)
	$—	$(23)	$—	$(23)

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

	As of March 31, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,430	$4,227	$3,231	$2,919

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Customer Revenue:
Regulated:
Gas transmission and storage	$332	$329
Wholesale	1	—
Other	—	1
Total regulated	333	330
Nonregulated	244	203
Total Customer Revenue	577	533
Other revenue(1)	1	—
Total operating revenue	$578	$533

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" which includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts, contingent fees from certain farmout agreements recognized in accordance with ASC 450, "Contingencies" and the royalties from the conveyance of mineral rights accounted for under Accounting Standards Codification 932, "Extractive Activities – Oil and Gas".

Eastern Energy Gas has recognized contract liabilities of $32 million and $40 million as of March 31, 2025 and December 31, 2024, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the three-month periods ended March 31, 2025 and 2024, Eastern Energy Gas recognized revenue of $9 million and $11 million, respectively, from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2025 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,707	$13,965	$15,672

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2023	$(3)	$(38)	$1	$(40)
Other comprehensive income	1	—	—	1
Balance, March 31, 2024	$(2)	$(38)	$1	$(39)

Balance, December 31, 2024	$(2)	$(34)	$1	$(35)
Other comprehensive income	—	—	—	—
Balance, March 31, 2025	$(2)	$(34)	$1	$(35)

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

Results of Operations for the First Quarter of 2025 and 2024

Overview

Net income attributable to Eastern Energy Gas was flat for the first quarter of 2025 compared to 2024, primarily due to higher earnings from Cove Point of $18 million, largely due to an increase in variable revenue and higher margin from regulated gas transmission and storage operations of $10 million, partially offset by a decrease in equity income primarily due to lower variable revenues at Iroquois and an increase in interest expense.

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024

Operating revenue increased $45 million, or 8%, for the first quarter of 2025 compared to 2024, primarily due to an increase in Cove Point LNG variable revenue of $38 million, an increase in EGTS' regulated gas transmission and storage services revenues primarily due to higher volumes of $7 million and an increase in Carolina Gas Transmission, LLC's ("CGT's") regulated gas transmission service revenues of $7 million primarily due to the settlement of its general rates case, partially offset by a decrease in Cove Point's storage-related service revenues of $6 million and a decrease in variable revenue related to park and loan activity of $4 million.

Operations and maintenance decreased $2 million, or 2%, for the first quarter of 2025 compared to 2024, primarily due to a decrease in materials and supplies of $4 million, partially offset by an increase in services provided to affiliates of $2 million and an increase in charges from affiliates of $2 million.

Depreciation and amortization increased $5 million, or 6%, for the first quarter of 2025 compared to 2024, primarily due to higher plant placed in service of $3 million and the settlement of deprecation rates in CGT's general rate case of $2 million.

Interest expense increased $16 million, or 44%, for the first quarter of 2025 compared to 2024, primarily due to the issuances of $1.2 billion of long-term debt in the first quarter of 2025 of $15 million and higher interest rates on $1.0 billion of long-term debt refinanced during 2024 of $7 million, partially offset by lower lending activity under BHE GT&S' intercompany revolving credit agreement of $6 million.

Income tax expense decreased $7 million, or 11%, for the first quarter of 2025 compared to 2024 and the effective tax rate was 21% for 2025 and 26% for 2024. The effective tax rate decreased primarily due to various changes in the state effective rate and lower equity earnings from Iroquois.

Equity income decreased $19 million, or 42%, for the first quarter of 2025 compared to 2024, primarily due to lower variable revenues at Iroquois, largely from unfavorable pricing.

Net income attributable to noncontrolling interests increased $9 million, or 25%, for the first quarter of 2025 compared to 2024, primarily due to an increase in Cove Point LNG variable revenue.

Liquidity and Capital Resources

As of March 31, 2025, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$301
Intercompany revolving credit agreement	400
Total net liquidity	$701

Intercompany revolving credit agreement:
Maturity date	2026

Eastern Energy Gas' operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. Eastern Energy Gas is unable to reliably predict the ultimate outcome or the potential impact on its business.
Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2025 and 2024 were $397 million and $356 million, respectively. The change is primarily due to favorable operating results, the timing of payments for operating costs and other working capital adjustments, partially offset by lower distributions from Iroquois and lower collections from customers.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024 were $(85) million and $(60) million, respectively. The change is primarily due to an increase in notes issued to its parent under an intercompany revolving credit agreement of $37 million, partially offset by a decrease in capital expenditures of $9 million and an increase in proceeds from sales of marketable securities of $4 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2025 were $(45) million. Sources of cash totaled $1.2 billion and consisted of proceeds from the issuance of long-term debt. Uses of cash totaled $1.2 billion and consisted of distributions to its indirect parent, BHE, of $1.2 billion and distributions to noncontrolling interests from Cove Point of $43 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025

Natural gas transmission and storage	$8	$10	$64
Other	56	45	290
Total	$64	$55	$354

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets and income taxes. For additional discussion of Eastern Energy Gas' critical accounting estimates, see Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in Eastern Energy Gas' assumptions regarding critical accounting estimates since December 31, 2024.

Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of March 31, 2025, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2024 and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 21, 2025 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 2, 2025

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$124	$8
Restricted cash and cash equivalents	23	24
Trade receivables, net	87	93
Receivables from affiliates	21	17
Inventories	56	55
Prepayments and other deferred charges	30	28
Natural gas imbalances	86	72
Other current assets	20	10
Total current assets	447	307

Property, plant and equipment, net	4,738	4,771
Other assets	66	73

Total assets	$5,251	$5,151

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$32	$55
Accounts payable to affiliates	27	27
Accrued interest	24	7
Accrued property, income and other taxes	70	68
Accrued employee expenses	18	18
Regulatory liabilities	14	13
Customer and security deposits	23	24
Other current liabilities	17	18
Total current liabilities	225	230

Long-term debt	1,623	1,622
Regulatory liabilities	525	527
Other long-term liabilities	184	166
Total liabilities	2,557	2,545

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,352	1,352
Retained earnings	759	671
Accumulated other comprehensive loss, net	(26)	(26)
Total shareholder's equity	2,694	2,606

Total liabilities and shareholder's equity	$5,251	$5,151
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024

Operating revenue	$275	$270

Operating expenses:
Excess gas	—	(2)
Operations and maintenance	89	88
Depreciation and amortization	40	38
Property and other taxes	14	14
Total operating expenses	143	138

Operating income	132	132

Other income (expense):
Interest expense	(18)	(17)
Allowance for equity funds	2	1
Other, net	1	2
Total other income (expense)	(15)	(14)

Income before income tax expense (benefit)	117	118
Income tax expense (benefit)	29	31
Net income	$88	$87
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2023	60,101	$609	$1,304	$803	$(28)	$2,688
Net income	—	—	—	87	—	87
Dividends declared	—	—	—	(167)	—	(167)
Contributions	—	—	1	—	—	1
Balance, March 31, 2024	60,101	$609	$1,305	$723	$(28)	$2,609

Balance, December 31, 2024	60,101	$609	$1,352	$671	$(26)	$2,606
Net income	—	—	—	88	—	88
Balance, March 31, 2025	60,101	$609	$1,352	$759	$(26)	$2,694

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$88	$87
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	40	38
Allowance for equity funds	(2)	(1)
Changes in regulatory assets and liabilities	(13)	(8)
Deferred income taxes	17	17
Other, net	1	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	8	22
Receivables from affiliates	(4)	1
Gas balancing activities	12	4
Accrued property, income and other taxes	(4)	7
Accounts payable to affiliates	—	(12)
Accounts payable and other liabilities	6	(6)
Net cash flows from operating activities	149	149

Cash flows from investing activities:
Capital expenditures	(41)	(39)
Proceeds from sales of marketable securities	7	3
Other, net	—	1
Net cash flows from investing activities	(34)	(35)

Cash flows from financing activities:
Issuance of notes payable to affiliates, net	—	3
Dividends paid	—	(96)
Net cash flows from financing activities	—	(93)

Net change in cash and cash equivalents and restricted cash and cash equivalents	115	21
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	32	34
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$147	$55

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Gas Transmission and Storage, Inc. and its subsidiaries ("EGTS") conduct business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage. EGTS' operations include transmission assets located in Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. EGTS also operates one of the nation's largest underground natural gas storage systems located in New York, Pennsylvania and West Virginia. EGTS is a wholly owned subsidiary of Eastern Energy Gas Holdings, LLC ("Eastern Energy Gas"), which is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company headquartered in Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc.

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2025, and for the three-month periods ended March 31, 2025 and 2024. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three-month periods ended March 31, 2025 and 2024. The results of operations for the three-month period ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2024 describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2025.

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

(2)    New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes Topic 740, "Income Tax—Improvements to Income Tax Disclosures" which requires enhanced disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. This guidance is effective for annual reporting periods beginning after December 15, 2024. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. EGTS is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2025	2024

Interstate natural gas transmission assets	47 - 51 years	$5,087	$5,093
Storage assets	47 - 51 years	1,812	1,803
Intangible plant and other assets	12 - 53 years	390	386
Plant in-service		7,289	7,282
Accumulated depreciation and amortization		(2,730)	(2,699)
		4,559	4,583
Construction work-in-progress		179	188
Property, plant and equipment, net		$4,738	$4,771

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2025	2024
Investments:
Investment funds	$11	$18

Restricted cash and cash equivalents:
Customer deposits	23	24
Total restricted cash and cash equivalents	23	24

Total investments and restricted cash and cash equivalents	$34	$42

Reflected as:
Current assets	$23	$24
Other assets	11	18
Total investments and restricted cash and cash equivalents	$34	$42

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

	As of
	March 31,	December 31,
	2025	2024

Cash and cash equivalents	$124	$8
Restricted cash and cash equivalents	23	24
Total cash and cash equivalents and restricted cash and cash equivalents	$147	$32

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods
	Ended March 31,
	2025	2024

Federal statutory income tax rate	21%	21%
State income tax, net of federal income tax impacts	4	5
Effective income tax rate	25%	26%

(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $1 million and $2 million to the MidAmerican Energy Company Retirement Plan for the three-month periods ended March 31, 2025 and 2024, respectively. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of March 31, 2025 and December 31, 2024, EGTS' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $35 million.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2025:
Assets:
Money market mutual funds	$124	$—	$—	$124
Equity securities:
Investment funds	11	—	—	11
	$135	$—	$—	$135

As of December 31, 2024:
Assets:
Money market mutual funds	$8	$—	$—	$8
Equity securities:
Investment funds	18	—	—	18
	$26	$—	$—	$26

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

	As of March 31, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,623	$1,432	$1,622	$1,409

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2025	2024
Customer Revenue:
Regulated:
Gas transmission	$190	$188
Gas storage	71	70
Wholesale	1	—
Total regulated	262	258
Management service and other revenues	12	12
Total Customer Revenue	274	270
Other revenue(1)	1	—
Total operating revenue	$275	$270

(1)Other revenue consists primarily of revenue recognized in accordance with Accounting Standards Codification 815, "Derivative and Hedging" which includes unrealized gains and losses for derivatives not designated as hedges related to natural gas sales contracts, contingent fees from certain farmout agreements recognized in accordance with ASC 450, "Contingencies" and the royalties from the conveyance of mineral rights accounted for under Accounting Standards Codification 932, "Extractive Activities – Oil and Gas".

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2025 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

EGTS	$786	$3,279	$4,065

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

Results of Operations for the First Quarter of 2025 and 2024

Overview

Net income for the first quarter of 2025 was $88 million, an increase of $1 million, compared to 2024. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $3 million.

Quarter Ended March 31, 2025 Compared to Quarter Ended March 31, 2024

Operating revenue increased $5 million, or 2%, for the first quarter of 2025 compared to 2024, primarily due to an increase in regulated gas transmission and storage services revenues primarily due to higher volumes of $7 million, partially offset by a decrease in variable revenue related to park and loan activity of $4 million.

Operations and maintenance increased $1 million, or 1%, for the first quarter of 2025 compared to 2024, primarily due to an increase in charges from affiliates of $2 million and an increase in services provided to affiliates of $1 million, partially offset by a decrease in materials and supplies of $3 million.

Income tax expense decreased $2 million, or 6%, for the first quarter of 2025 compared to 2024 and the effective tax rate was 25% for 2025 and 26% 2024.

Liquidity and Capital Resources

As of March 31, 2025, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$124
Intercompany revolving credit agreement	400
Total net liquidity	$524

Intercompany revolving credit agreement:
Maturity date	2026

EGTS' operating results and capital expenditures for certain projects may be affected in future periods by impacts of ongoing macroeconomic and geopolitical events. The pace of changes in these events, including international trade policies and tariffs, has accelerated in 2025. Considerable uncertainty remains as to the ultimate outcome of these events. EGTS is unable to reliably predict the ultimate outcome or the potential impact on its business.
Operating Activities
Net cash flows from operating activities for each of the three-month periods ended March 31, 2025 and 2024 were $149 million, primarily due to the timing of payments for operating costs and other working capital adjustments, offset by lower collections from customers.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2025 and 2024 were $(34) million and $(35) million, respectively. The change is primarily due to an increase in proceeds from sales of marketable securities of $4 million, partially offset by an increase in capital expenditures of $2 million.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2024	2025	2025

Natural gas transmission and storage	$2	$8	$53
Other	37	33	223
Total	$39	$41	$276

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

Material Cash Requirements

As of March 31, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2024.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of EGTS' critical accounting estimates, see Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes in EGTS' assumptions regarding critical accounting estimates since December 31, 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2024. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2024, except as noted below. Refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 8 of the Notes to Consolidated Financial Statements of Nevada Power and Note 7 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2025.

Eastern Energy Gas' and EGTS' gross credit exposure for each counterparty is calculated as outstanding receivables plus any unrealized on- or off-balance sheet exposure, taking into account contractual netting rights. Gross credit exposure is calculated prior to the application of collateral. As of March 31, 2025, Eastern Energy Gas' and EGTS' credit exposure totaled $76 million. Of this amount, investment grade counterparties, including those internally rated, represented 100%, with three investment grade counterparties representing 66% of the credit exposure.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

The following disclosures reflect material updates to legal proceedings and should be read in conjunction with Item 3 of Berkshire Hathaway Energy's and PacifiCorp's Annual Reports on Form 10-K for the year ended December 31, 2024.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

In September 2020, a severe weather event with high winds, low humidity and warm temperatures contributed to several major wildfires, including the 2020 Wildfires, which resulted in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, including Siskiyou County, California; Jackson County, Oregon; Douglas County, Oregon; Marion County, Oregon; Lincoln County, Oregon; and Klamath County, Oregon, burning over 500,000 acres in aggregate. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

In July 2022, the 2022 McKinney Fire began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities.

As described below, a significant number of complaints and demands alleging similar claims have been filed in Oregon and California related to the Wildfires. Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $51 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $51 billion, $48 billion represents the economic and noneconomic damages sought in the James mass complaints described below. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

The following map illustrates the general vicinity of the Wildfires.

50 miles
WASHINGTON
PACIFIC
OCEAN
IDAHO
CALIFORNIA
NEVADA
OREGON
PORTLAND
Astoria
Clatsop
Columbia
St. Helens
Tillamook
Hillsboro
Washington
Multnomah
Hood River
The Dalles
Moro
Gilliam
Morrow
Heppner
Pendleton
Umatilla
Wallowa
Enterprise
La Grande
Union
Yamhill
McMinnville
Oregon City
Clackamas
Wasco
Sherman
Condon
Fossil
Dallas
Polk
Salem
Marion
Jefferson
Madras
Wheeler
Grant
Baker City
Baker
Lincoln
Corvallis
Albany
Linn
Benton
Prineville
Crook
Canyon City
Bend
Deschutes
Eugene
Lane
Vale
Burns
Douglas
Roseburg
Coos
Coquille
Harney
Malheur
Lake
Klamath
Grants Pass
Josephine
Gold Beach
Curry
Medford
Klamath Falls
Lakeview
Beachie Creek
Echo Mountain
Archie Creek
Obenchain
242
Slater
McKinney

Investigations

In April 2023, the U.S. Department of Agriculture Forest Service ("USFS") issued its report of investigation into a wildland fire that began in the Opal Creek wilderness outside of the Santiam Canyon that was first reported on August 16, 2020 ("Beachie Creek Fire"), approximately three weeks prior to the September 2020 wind event described above. In March 2025, PacifiCorp received the Oregon Department of Forestry's final investigation report on the Santiam Canyon fires ("ODF's Report"), which concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF's Report also found that PacifiCorp's power lines did not contribute to the overall spread of fire into the Santiam Canyon even though its power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

The Beachie Creek fire that spread into the Santiam Canyon burned approximately 193,000 acres; the South Obenchain fire burned approximately 33,000 acres; the Echo Mountain Complex fire burned approximately 3,000 acres; and the 242 fire burned approximately 14,000 acres. The James cases described below are associated with the Beachie Creek (Santiam Canyon), South Obenchain, Echo Mountain Complex and 242 fires, which are four distinct fires located hundreds of miles apart.

Investigations into the causes and origins of the Wildfires are ongoing. For more information regarding certain investigative reports from the USFS and the Oregon Department of Forestry ("ODF") and certain legal proceedings affecting Berkshire Hathaway Energy, refer to Note 9 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and PacifiCorp, refer to Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

Wildfire Settlements

2020 Wildfires

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims and certain government claims associated with the 2020 Wildfires totaling $1,183 million. The $1,183 million in settlements were comprised of $324 million associated with the James related fires for plaintiffs who opted out of the James class, insurance subrogation claims and for plaintiffs to certain of the consolidated cases; $252 million associated with the Slater fire; $605 million associated with the Archie Creek fire; and $2 million associated with other fires. For more information, refer to description of the 2020 Wildfires complaints and specific wildfires below.

2022 McKinney Fire

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims, private timber claims and certain government claims associated with the 2022 McKinney Fire totaling $150 million. For more information, refer to description of the 2022 McKinney Fire complaints below.

2020 Oregon Wildfires, Excluding the Northern California and Southern Oregon Slater Fire ("Slater Fire")

As described below, a significant number of complaints on behalf of plaintiffs associated with the 2020 Wildfires have been filed in Oregon in addition to those described below for the Slater Fire. The plaintiffs generally allege: (i) negligence due in part to alleged failure to comply with certain Oregon statutes and administrative rules, including those issued by the OPUC; (ii) gross negligence alleged in the form of willful, wanton and reckless disregard of known risks to the public; (iii) trespass; (iv) nuisance; (v) inverse condemnation; (vi) pre- and post-judgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The complaints generally assert claims for: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities; (ii) damages for real and personal property and other economic losses; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of forestry, trees and shrubbery; and (v) double the amount of damages for the costs of litigation and reforestation. Certain complaints include wrongful death claims as described below. The plaintiffs generally demand a trial by jury and reserve their right to further amend their complaints to allege claims for punitive damages.

James Cases

On September 30, 2020, the original James class action complaint against PacifiCorp was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. On November 3, 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Echo Mountain Complex, South Obenchain, 242 and Santiam Canyon fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Numerous cases were consolidated into the original James complaint as described below.

On April 29, May 16, May 31, July 31 and September 11, 2024, and January 14, 2025, six separate mass complaints against PacifiCorp naming 1,000, 100, 265, 78, 93 and 55 individual class members, respectively, were filed in Multnomah County Circuit Court Oregon captioned Shane A Henson et al. v. PacifiCorp, Karen Andersen et al. v. PacifiCorp, Vanessa Alexander et al. v. PacifiCorp, Emily Broderick et al. v. PacifiCorp, Sergio Garcia Montes et al. v. PacifiCorp and Butte Falls Family Ranch, LLC, respectively, each referencing the original James case as the lead case. Complaints for five of the plaintiffs in the mass complaints were subsequently dismissed. The James mass complaints make damages only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages. The James mass complaints also assert doubling of economic damages for each individual class member. The class members demand a trial by jury. Refer to "James Court Activity" section below for information regarding additional damages phase trials.

On December 31, 2024, a complaint against PacifiCorp was filed, captioned Frank Timber Resources, Inc. et al. v. PacifiCorp, referencing the original James case number as the lead case, ("Frank Timber") in Multnomah County Circuit Court Oregon by four plaintiffs. Similar to the mass complaints described above, the complaint makes damages-only allegations seeking approximately $12 million of economic damages, doubling of economic damages and punitive damages equal to 0.25 times the amount of economic damages. The plaintiffs demand a trial by jury.

On December 31, 2024, a complaint against PacifiCorp was filed, captioned Theodore and Deana Freres et al. v. PacifiCorp, referencing the original James case number as the lead case, ("Theodore and Deana Freres") in Multnomah County Circuit Court Oregon by four plaintiffs. Similar to the mass complaints described above, the complaint makes damages-only allegations seeking approximately $1 million of economic damages, doubling of economic damages and punitive damages equal to 0.25 times the amount of economic damages. The plaintiffs demand a trial by jury.

As a result of the six mass complaints, subsequent dismissals and the two additional complaints filed in December 2024 with respect to the original James case described above, active class plaintiffs in James total 1,594 for which per plaintiff damages sought vary. As described below under "James Court Activity," class plaintiffs selected for trial are required to amend their complaints to address facts specific to their complaints, generally resulting in updates to the amount of economic and noneconomic damages sought. Damages specified in the original mass complaints remain applicable to substantially all of the class plaintiffs.

As described above under "Investigations," in March 2025, PacifiCorp received the ODF's Report, which concluded that while PacifiCorp's power lines ignited various spot fires within the Santiam Canyon, every such ignition was suppressed and did not contribute to the overall spread of the Beachie Creek Fire into the Santiam Canyon. Approximately 60% of the named plaintiffs in the James mass complaints are associated with the Santiam Canyon fires. On March 20, 2025, PacifiCorp filed a motion to stay the remaining James damages phase trials described below in consideration of the ODF's Report described above under "Investigations." The motion was heard by the court and was denied on April 18, 2025.

James Trial Activity

In June 2023, a jury verdict was issued in the first James trial finding PacifiCorp's conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. In January 2024, March 2024, February 2025, March 2025 and April 2025, jury verdicts were issued in five separate damages phase trials, awarding damages to additional trial plaintiffs in the James class. Limited judgments and money awards were entered into the court for the June 2023, January 2024 and March 2024 verdicts, awarding in aggregate $210 million of damages, including $32 million of doubled economic damages, $147 million of noneconomic damages and $41 million of punitive damages based on a 0.25 multiplier applied to economic and noneconomic damages, partially offset by insurance proceeds received by plaintiffs. Limited judgments and money awards for the February 2025 verdict were entered in April 2025, totaling $45 million of damages, including $8 million of doubled economic damages, $32 million of noneconomic damages and $9 million of punitive damages based on a 0.25 multiplier applied to economic and noneconomic damages, partially offset by insurance proceeds received by plaintiffs. Limited judgments and money awards for the March 2025 and April 2025 verdicts described below have not yet been entered into the court and are expected to result in an additional $67 million of damages, including $10 million of doubled economic damages, $45 million of noneconomic damages and $12 million of punitive damages based on a 0.25 multiplier of the economic and noneconomic damages. PacifiCorp expects the money awards for the March 2025 and April 2025 verdicts to also be partially offset by insurance proceeds received by plaintiffs.

In January 2024, PacifiCorp filed a notice of appeal associated with the June 2023 verdict in James, including whether the case can proceed as a class action. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the January 2024 and March 2024 jury verdicts. The appeals process and further actions could take several years. Refer to "James Court Activity" below regarding the filing of PacifiCorp's opening appellate brief.

In February 2025, the jury for the third James damages phase trial described below under "James Court Activity" awarded seven plaintiffs $32 million of noneconomic damages in addition to $4 million of economic damages stipulated for eight plaintiffs prior to the trial. In accordance with Oregon law, plaintiffs asked the court to double the economic damages to $8 million after the verdict. PacifiCorp expects the court will award the doubling of economic damages and also increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the eight plaintiffs. In April 2025, the Multnomah County Circuit Court entered a limited judgment that awards approximately $45 million, representing damages as discussed above, partially offset by insurance proceeds received by plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the February 2025 jury verdict.

In March 2025, the jury for the fourth James damages phase trial described below under "James Court Activity" seven plaintiffs over $2 million of economic damages and five plaintiffs $34 million of noneconomic damages. PacifiCorp expects the court to award doubling of the economic damages to $5 million and also to increase the award for $9 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the seven plaintiffs to be approximately $48 million. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the March 2025 jury verdict once judgment is entered.

In April 2025, the jury for the fifth James damages phase trial described below under "James Court activity" awarded nine plaintiffs $11 million of noneconomic damages, in addition to over $2 million of economic damages that were stipulated prior to the trial. PacifiCorp expects the court to award doubling of the economic damages to $5 million and also to increase the award for $3 million in punitive damages by applying the 0.25 multiplier of economic and noneconomic damages consistent with the June 2023 James verdict. As a result, PacifiCorp expects the total award for the nine plaintiffs to be approximately $19 million. PacifiCorp filed a motion with the Multnomah County Circuit Court Oregon requesting the court offset the damage awards by deducting insurance proceeds received by any of the plaintiffs. PacifiCorp intends to appeal the jury's damage awards associated with the April 2025 jury verdict once judgment is entered.

Additional damages phase trials have been scheduled in 2025 as described below.

James Court Activity

In accordance with the Multnomah County Circuit Court Oregon's October 2024 case management order, nine damages phase trials will be held in 2025. The trials will adjudicate the damages of up to 10 plaintiffs per trial. The first of these trials were held in February, March and April 2025, while the remaining are scheduled to begin May 12, June 2, July 7, September 9, October 6 and December 7, 2025. As of March 2025, plaintiffs have been selected for all nine trials. A hearing is scheduled for May 9, 2025, to evaluate scheduling additional damages phase trials in 2026. The jury verdicts for the first three of the damages phase trials were issued in February, March and April 2025, as described above. Within 10 days after the verdict is rendered in the April 21, 2025 trial, and within 30 days after the verdict is rendered in the July 7 and December 7, 2025 trials, respectively, the parties are required to engage in global mediation with the objective of resolving the claims of the remaining absent class members. As described above under "James Cases," in March 2025, PacifiCorp filed a motion to stay the additional scheduled damages phase trials in consideration of the ODF's Report. This motion was denied on April 18, 2025.

From October 2024 through March 2025, various plaintiffs' counsel filed motions with the Multnomah County Circuit Court Oregon for substitution of lead counsel for nearly 1,500 James class members, including a minor number of plaintiffs included in the 1,594 plaintiffs in the James mass complaints described above. To date, substitution motions covering substantially all of the nearly 1,500 plaintiffs have been granted.

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

On April 1, 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addresses numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of non-economic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF's Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs' reply brief and cross-appeal is due May 20, 2025.

James Consolidated Cases

The following cases were consolidated into the original James case:

Amended Salter filed August 20, 2021, in Multnomah County Circuit Court Oregon by approximately 97 individuals. The complaint seeks damages similar to those described above, including economic damages not to exceed $150 million and noneconomic damages not to exceed $500 million.

Amended Allen filed September 2, 2021, in Multnomah County Circuit Court Oregon by approximately five individuals. The Allen case seeks damages similar to those described above, including $8 million in economic damages and $24 million in noneconomic damages related to the Beachie Creek Fire.

Amended Dietrich filed September 6, 2022, in Multnomah County Circuit Court Oregon by six Oregon residents individually and on behalf of a class defined to include residents of, business owners in, real or personal property owners in and any other individuals physically present in specified Oregon counties as of September 7, 2020 who experienced any harm, damage or loss as a result of the Santiam Canyon, Echo Mountain Complex, 242 or South Obenchain fires. The amended complaint seeks $400 million in economic damages and $500 million in noneconomic damages. The Dietrich case is currently stayed due to plaintiffs' motion to consolidate the case into James.

Bell filed September 7, 2022, in Multnomah County Circuit Court Oregon by 59 plaintiffs seeking $35 million in damages, including economic and noneconomic damages.

Ashley Andersen et al. v. PacifiCorp and Judith O'Keefe v. PacifiCorp and Consolidated Cases

As a result of settlements reached in 2024 for the Andersen et al. v. PacifiCorp consolidated cases and the Judith O'Keefe v. PacifiCorp consolidated cases, the complaints have been resolved but for one remaining plaintiff in Andersen and two remaining plaintiffs in O'Keefe in the complaints described below.

The Weathers complaint was filed in Multnomah County Circuit Court Oregon by approximately 46 plaintiffs and consolidated into the Andersen case with allegations and damages similar to those described above for the Andersen case, seeking economic damages of approximately $83 million and noneconomic damages of approximately $83 million. As described above, settlement was reached for all but one plaintiff in Weathers.

The Bogle complaint was filed September 1, 2022, in Multnomah County Circuit Court Oregon by approximately 39 plaintiffs seeking economic damages of approximately $83 million and noneconomic damages of approximately $83 million and consolidated into the O'Keefe case. As described above, settlement was reached for all but two of the plaintiffs in Bogle.

Other Cases

Several other complaints were filed against PacifiCorp associated with the 2020 Wildfires for which several settlements were reached as described above. However, certain complaints remain outstanding as described below.

On September 1, 2022, a complaint against PacifiCorp associated with the Archie Creek Fire was filed, captioned Leonard Mitchell Lee et al. v. PacifiCorp, ("Lee") in Multnomah County Circuit Court Oregon by approximately five plaintiffs, seeking approximately $25 million in economic and noneconomic damages and makes allegations similar to those described above. No trial date has been set. In June 2024, PacifiCorp reached an agreement in principle with three of the Lee plaintiffs. In 2025, the court dismissed the complaints for the remaining two plaintiffs.

A group of subrogation insurers that filed complaints against PacifiCorp associated with the Archie Creek Fire agreed to a mediator's proposal under which PacifiCorp will pay 51.75% of the total claims paid and to be paid by the carriers related to the Archie Creek Fire. During 2022, PacifiCorp paid $24 million to the subrogation insurers. During 2023 and January 2024, PacifiCorp paid additional amounts to the subrogation insurers and ultimately expects to pay a total of $28 million to the subrogation insurers. While some of the subrogation complaints have been fully dismissed, the following remain active:

The Lexington complaint was filed against PacifiCorp by two insurers in Douglas County Circuit Court Oregon seeking $14 million in damages for negligence and, as amended on February 3, 2022, makes allegations similar to those described above. The Lexington case was partially dismissed following settlement, but general judgment of dismissal has not yet been entered because certain plaintiffs remain active.

The Ace American Insurance Co. complaint was filed against PacifiCorp by 15 insurers in Douglas County Circuit Court Oregon on August 25, 2022, seeking approximately $24 million in damages for negligence. The Ace American Insurance Co. case was partially dismissed following settlement, but general judgment of dismissal has not yet been entered because certain plaintiffs remain active.

Winery Cases

Certain Oregon vineyards have filed lawsuits alleging economic damages associated with the 2020 Wildfires. See Elk Cove Vineyards, Inc. v. PacifiCorp; Willamette Valley Vineyards Inc v. PacifiCorp; Sokol Blosser, Ltd. et. al v. PacifiCorp; and Lange Winery LLC, et al. v. PacifiCorp. All of the cases are in the initial stages of discovery. Additional details are provided below.

On July 14, 2023, a complaint against PacifiCorp was filed, captioned Elk Cove Vineyards, Inc. v. PacifiCorp, in Oregon Circuit Court in Yamhill County, Oregon, by one plaintiff, seeking approximately $3 million in economic damages associated with the Santiam Canyon, South Obenchain, Echo Mountain Complex, 242 and Archie Creek fires and makes allegations similar to those described above. On March 13, 2024, the complaint was amended to add 12 plaintiffs, with all plaintiffs collectively seeking approximately $25 million in economic damages. The Elk Cove Vineyards, Inc. case is set for trial March 2, 2026 through March 31, 2026.

On July 24, 2023, a complaint against PacifiCorp was filed, captioned Willamette Valley Vineyards Inc v. PacifiCorp, in Oregon Circuit Court in Marion County, Oregon, ("Marion County Circuit Court Oregon") seeking approximately $3 million in economic damages associated with the Santiam Canyon, South Obenchain, Echo Mountain Complex, 242 and Archie Creek fires and makes allegations similar to those described above. On March 29, 2024, the complaint was amended to add four plaintiffs, with all plaintiffs collectively seeking approximately $4 million in economic damages. On February 3, 2025, the complaint was further amended to add an unspecified amount of punitive damages. The Marion County Circuit Court Oregon denied plaintiffs' motion to apply the negligence finding from the June 2023 James verdict to the Willamette Valley Vineyards Inc case but provided plaintiffs the option to refile the motion in the future. The Willamette Valley Vineyards Inc case is set for trial January 12, 2026 through February 6, 2026.

On January 18, 2024, a complaint against PacifiCorp was filed, captioned Sokol Blosser, Ltd. et al. v. PacifiCorp, ("Sokol Blosser") in Multnomah County Circuit Court Oregon by approximately nine plaintiffs, seeking approximately $20 million in economic damages associated with the Santiam Canyon, South Obenchain, Echo Mountain Complex, 242 and Archie Creek fires and makes allegations similar to those described above. On October 1, 2024, the complaint was amended to add 25 plaintiffs with all plaintiffs collectively seeking approximately $90 million in economic damages. On April 7, 2025, the complaint was further amended to add punitive damages in an unspecified amount. On April 4, 2025, the Multnomah County Circuit Court Oregon denied plaintiffs' motion to apply the negligence finding from the June 2023 James verdict to the Sokol Blosser case, indicating that plaintiffs have the burden of proof to demonstrate causation. The Sokol Blosser case is set for trial November 3, 2025 through December 9, 2025.

On May 24, 2024, a complaint against PacifiCorp was filed, captioned Lange Winery LLC et al. v. PacifiCorp, ("Lange Winery") in Multnomah County Circuit Court Oregon by approximately 36 plaintiffs, seeking approximately $51 million in economic damages associated with the Santiam Canyon, South Obenchain, Echo Mountain Complex, 242 and Archie Creek fires and makes allegations similar to those described above. On April 10, 2025 the Multnomah County Circuit Court Oregon denied plaintiffs' motion to apply the negligence finding from the June 2023 James verdict to the Lange Winery case. While the court did not rule on the admissibility of the ODF's Report, it acknowledged that inconsistent findings exist as to the causation of the Santiam Canyon fires as a result of the report. The court also noted that the plaintiffs are wineries located many miles away from the wildfires who allege that their grape harvests were damaged or destroyed by the traveling smoke, far outside the wildfire boundaries at issue in James. The Lange Winery case is set for trial May 4, 2026, through June 12, 2026.

On October 31, 2024, a complaint against PacifiCorp was filed, captioned The Lumos Wine Co. et al. v. PacifiCorp, ("Lumos") in Multnomah County Circuit Court Oregon by approximately six plaintiffs, seeking approximately $2 million in economic damages associated with the Santiam Canyon, South Obenchain, Echo Mountain Complex, 242 and Archie Creek fires and makes allegations similar to those described above.

United States and State of Oregon – Loss and Damages to Federal and State Lands – Oregon Fires

In 2023, PacifiCorp received correspondence from the U.S. Department of Justice ("USDOJ"), representing the U.S. Department of the Interior, Bureau of Land Management, Bureau of Indian Affairs and USFS, regarding the potential recovery of certain costs and damages alleged to have occurred to federal lands from the Archie Creek and Susan Creek fires. The USDOJ provided a damages estimate of approximately $625 million for mediation purposes only, which included costs and damages relating to damaged timber and improvements; reforestation; coordination with hydropower license, suppression costs and other assessment costs; and cleanup and rehabilitation costs. The amounts alleged for natural resource damage from these fires do not include intangible environmental and natural resource damages that the U.S. could potentially seek to recover if this matter was fully litigated, nor do they include multipliers which the agencies are allegedly entitled to collect under pertinent federal regulations, under which, for example, minimum damages for trespass to timber managed by the U.S. Department of Interior are twice the fair market value of the resource at the time of the trespass, or three times if the violation was willful. While PacifiCorp participated in mediation with the USDOJ and continues to seek resolution of the dispute, the USDOJ filed a formal complaint against PacifiCorp as described below.

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

In 2023, the ODF sent demand notices for fire suppression costs totaling $2 million for three separate ignition points associated with the 2020 Wildfires. On May 30, 2024, PacifiCorp reached settlement with the ODF for suppression costs associated with one of these ignition points for less than $1 million.

In December 2024, in conjunction with the USDOJ correspondence for the Archie Creek fire described above, a complaint against PacifiCorp was filed, captioned the United States of America v. PacifiCorp, in U.S. District Court, District of Oregon, Portland Division, seeking various unquantified damages and a jury trial. The civil cover sheet accompanying the complaint demands damages estimated to exceed $900 million, which is greater than the damages included in the original correspondence from the USDOJ due to the addition of estimates for intangible environmental and natural resource damages. PacifiCorp responded to the complaint on February 18, 2025.

On February 19, 2025, PacifiCorp received a demand from the ODF for $2 million in fire suppression costs associated with the Oregon portion of the Slater Fire.

On April 4, 2025, PacifiCorp received a demand from the ODF for $11 million in fire suppression costs associated with the South Obenchain fire.

On April 21, 2025, PacifiCorp received a demand from the ODF for $4 million in fire suppression costs associated with the Echo Mountain and Kimberling Mountain fires.

PacifiCorp is actively cooperating with both the USDOJ and ODOJ on resolving these alleged claims.

2020 Slater Fire California and Oregon Complaints and Demands

A significant number of complaints on behalf of plaintiffs associated with the Slater Fire were filed in Oregon and California. The complaints generally allege: (i) inverse condemnation; (ii) negligence; (iii) trespass; (iv) nuisance; and (v) violation of certain sections of the California Public Utilities Code and the California Health & Safety Code and request a jury trial and seek various damages. The damages sought generally include: (i) economic damages; (ii) noneconomic damages; (iii) doubling of economic damages; (iv) punitive damages; (v) pre- and post-judgment interest; and (vi) attorneys' fees and other costs. Substantially all of the complaints have been resolved.

Claims with one plaintiff in the Hillman complaint filed January 29, 2021, and with one plaintiff in the Nixon complaint filed August 31, 2022, against PacifiCorp in California Superior Court, Sacramento County, California ("Sacramento County Superior Court California") and previously part of the resolved consolidated Hitchcock et al. v. PacifiCorp cases remain outstanding.

United States – Loss and Damages to Federal Lands – Slater Fire

PacifiCorp received a notice of indebtedness from the USFS indicating that PacifiCorp owes $356 million for fire suppression costs, natural resource damages and burned area emergency response costs incurred by the USFS associated with the Slater Fire in California. The notice further indicates that the alleged amounts owed may not include all environmental damages to which the USFS may be entitled and which the U.S. may seek to recover if further action is taken to resolve the debt. Additional charges for interest, penalties and administrative costs may also be sought associated with amounts considered overdue. In January 2024, PacifiCorp received correspondence from the USDOJ indicating its intent to litigate the matter because PacifiCorp has not paid the $356 million demand. PacifiCorp is actively cooperating with the USDOJ on resolving these alleged claims, including through the pursuit of alternative dispute resolution.

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

On August 16, 2022, a complaint against PacifiCorp was filed, captioned Bridges et al. v. PacifiCorp, ("Bridges") in Sacramento County Superior Court California by approximately three plaintiffs. The following complaints were filed and subsequently consolidated into Bridges; Cogan filed August 23, 2022, approximately 12 plaintiffs, including a wrongful death claim; Shoopman filed August 26, 2022, approximately 61 plaintiffs, including a wrongful death claim; Lowe filed September 28, 2022, approximately two plaintiffs; Fraser filed November 9, 2022, approximately 170 plaintiffs; Corrales, filed April 6, 2023, approximately 30 plaintiffs; Murieen, filed April 20, 2023, approximately seven plaintiffs; Hickey, filed May 9, 2023, approximately five plaintiffs; Volckhausen, filed May 9, 2023, one plaintiff; Huber, filed August 21, 2023, approximately five plaintiffs, including two wrongful death claims; Insurance Company of Hannover, filed January 8, 2024, one subrogation plaintiff; Bartlett, filed April 25, 2024, approximately 28 plaintiffs; Justice, filed July 15, 2024, approximately 192 plaintiffs; Coolidge, filed July 19, 2024, approximately two plaintiffs; Sharon Andersen, filed July 22, 2024, approximately 23 plaintiffs, including a wrongful death claim; Billingsley, filed July 25, 2024, approximately 22 plaintiffs, including a wrongful death claim; Howe, filed July 25, 2024, approximately 51 plaintiffs; Cloutman, filed July 26, 2024, approximately 114 plaintiffs; Bolden, filed July 26, 2024, approximately seven plaintiffs; Rainey, filed July 26, 2024, approximately 29 plaintiffs, including a wrongful death claim; Hegler, filed July 29, 2024, approximately three plaintiffs; Meier, filed July 29, 2024, approximately 203 plaintiffs; and Propp, filed August 5, 2024, approximately six plaintiffs. As a result of settlements reached in principle in April 2025, the bellwether trial in Bridges and the trial for the wrongful death claim in Huber have been cancelled.

On April 12, 2024, a complaint against PacifiCorp was filed, captioned Susanne White v. PacifiCorp in U.S. District Court for the Eastern District of California by one plaintiff.

On April 26, 2024, a complaint against PacifiCorp was filed, captioned Lynette Marie Adams et al. v. PacifiCorp, ("Adams") in Sacramento County Superior Court California by approximately 12 plaintiffs.

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2024.

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
BERKSHIRE HATHAWAY ENERGY

4.1
Trust Deed, dated as of March 21, 2025, among Northern Powergrid (Yorkshire) plc, Northern Powergrid (Northeast) plc and HSBC Corporate Trustee Company (UK) Limited, relating to the £1,000,000,000 Euro Medium Term Note Programme.

4.2
Subscription Agreement, dated as of March 28, 2025, among Northern Powergrid (Yorkshire) plc, Barclays Bank PLC, HSBC Bank plc, Lloyds Bank Corporate Markets plc and RBC Europe Limited, relating to the £250,000,000 in principal amount of the 6.125% Fixed Rate Notes due 2050.

10.1	First Amending Agreement to the Credit Agreement, dated as of February 4, 2025, among BHE Canada Holdings Corporation, as borrower, Bank of Montreal, as administrative agent, and Lenders.

10.2	Berkshire Hathaway Energy Company Long-Term Incentive Partnership Plan as Amended and Restated December 1, 2024.

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.2
Indenture, dated as of March 20, 2025, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated March 20, 2025).

4.3
First Supplemental Indenture, dated as of March 20, 2025, between PacifiCorp and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 7.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055 (including the form of the Notes) (incorporated by reference to Exhibit 4.2 to the PacifiCorp Current Report on Form 8-K dated March 20, 2025).

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
ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 2, 2025	/s/ Charles C. Chang
Charles C. Chang
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 2, 2025	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 2, 2025	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 2, 2025	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 2, 2025	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: May 2, 2025	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: May 2, 2025	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)