Form 10-Q
period 2025-09-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2025-11-03
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are held by its parent company, Berkshire Hathaway Inc. As of October 30, 2025, 1 share of common stock, no par value, was outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly held by Berkshire Hathaway Energy Company. As of October 30, 2025, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of October 30, 2025.
All shares of outstanding common stock of MidAmerican Energy Company are held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of October 30, 2025, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 30, 2025, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc. As of October 30, 2025, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of October 30, 2025.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are held by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of October 30, 2025, 60,101 shares of common stock, $10,000 par value, were outstanding.
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
•the effects of catastrophic and other unforeseen events, which may be caused by factors beyond the control of each respective Registrant or by a breakdown or failure of the Registrants' operating assets, including severe storms, floods, fires, extreme temperature events, wind events, earthquakes, explosions, landslides, electromagnetic pulses, mining incidents, costly litigation, wars, terrorism, pandemics, embargoes, and cyber security attacks, data security breaches, disruptions, or other malicious acts;
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
•the outcomes of legal or other actions, including the effects of amounts to be paid to complainants as a result of settlements or final legal determinations and bonding requirements related to legal judgments that are being appealed associated with the Wildfires, which could have a material adverse effect on PacifiCorp's financial condition and could limit PacifiCorp's ability to access capital on terms commensurate with historical transactions or at all and could impact PacifiCorp's liquidity, cash flows and capital expenditure plans;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	33
PacifiCorp and its subsidiaries	80
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	117
Nevada Power Company and its subsidiaries	140
Sierra Pacific Power Company and its subsidiaries	164
Eastern Energy Gas Holdings, LLC and its subsidiaries	188
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	206

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries ("the Company") as of September 30, 2025, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2025

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$2,155	$1,392
Investments and restricted cash and cash equivalents	303	216
Trade receivables, net	2,765	2,551
Inventories	2,073	1,962
Mortgage loans held for sale	663	528
Regulatory assets	1,022	1,136
Other current assets	1,082	1,314
Total current assets	10,063	9,099

Property, plant and equipment, net	109,754	103,769
Goodwill	11,500	11,413
Regulatory assets	4,181	4,213
Investments and restricted cash and cash equivalents and investments	7,707	8,635
Other assets	2,941	3,011

Total assets	$146,146	$140,140

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share amounts)

	As of
	September 30,	December 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,404	$2,928
Accrued interest	761	728
Accrued property, income and other taxes	1,009	1,043
Accrued employee expenses	447	364
Short-term debt	1,719	1,123
Current portion of long-term debt	1,553	2,646
Other current liabilities	2,272	2,109
Total current liabilities	11,165	10,941

BHE senior debt	11,460	11,457
Subsidiary senior debt	41,807	41,154
Subsidiary junior subordinated debt	1,584	—
Regulatory liabilities	6,761	6,754
Deferred income taxes	12,805	12,628
Other long-term liabilities	5,904	5,917
Total liabilities	91,486	88,851

Commitments and contingencies (Note 9)

Equity:
BHE shareholder's equity:
Preferred stock - 100,000,000 shares authorized, $0.01 par value, — and 481,000 shares issued and outstanding	—	481
Common stock - 100 shares authorized, no par value, 1 share issued and outstanding	—	—
Additional paid-in capital	5,558	5,558
Retained earnings	49,683	46,311
Accumulated other comprehensive loss, net	(1,837)	(2,341)
Total BHE shareholder's equity	53,404	50,009
Noncontrolling interests	1,256	1,280
Total equity	54,660	51,289

Total liabilities and equity	$146,146	$140,140

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Energy	$6,059	$6,026	$16,695	$16,386
Real estate	1,185	1,179	3,309	3,334
Total operating revenue	7,244	7,205	20,004	19,720

Operating expenses:
Energy:
Cost of sales	1,876	1,902	4,841	5,099
Operations and maintenance	1,373	1,343	4,014	3,888
Wildfire losses (Note 9)	100	—	100	251
Depreciation and amortization	1,032	1,020	3,267	3,040
Property and other taxes	221	205	672	631
Real estate	1,146	1,151	3,227	3,477
Total operating expenses	5,748	5,621	16,121	16,386

Operating income	1,496	1,584	3,883	3,334

Other income (expense):
Interest expense	(707)	(679)	(2,102)	(2,045)
Capitalized interest	49	49	134	145
Allowance for equity funds	93	97	240	272
Interest and dividend income	60	112	185	362
Gains on marketable securities, net	13	268	132	474
Other, net	38	34	68	90
Total other income (expense)	(454)	(119)	(1,343)	(702)

Income before income tax expense (benefit) and equity income (loss)	1,042	1,465	2,540	2,632
Income tax expense (benefit)	(606)	(614)	(1,362)	(1,293)
Equity income (loss)	(129)	(73)	(409)	(237)
Net income	1,519	2,006	3,493	3,688
Net income attributable to noncontrolling interests	30	31	115	106
Net income attributable to BHE shareholders	1,489	1,975	3,378	3,582
Preferred dividends	—	—	3	—
Earnings on common shares	$1,489	$1,975	$3,375	$3,582

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Net income	$1,519	$2,006	$3,493	$3,688

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $5, $(7), $— and $(2)	17	(18)	(4)	(3)
Foreign currency translation adjustment	(192)	348	533	178
Unrealized (losses) gains on cash flow hedges, net of tax of $(3), $(7), $(8) and $1	(9)	(22)	(25)	4
Total other comprehensive (loss) income, net of tax	(184)	308	504	179

Comprehensive income	1,335	2,314	3,997	3,867
Comprehensive income attributable to noncontrolling interests	30	31	115	106
Comprehensive income attributable to BHE shareholders	$1,305	$2,283	$3,882	$3,761

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholder's Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, June 30, 2024	$—	$—	$5,573	$46,371	$(2,033)	$1,295	$51,206
Net income	—	—	—	1,975	—	31	2,006
Other comprehensive income	—	—	—	—	308	—	308
Common stock repurchases	—	—	(155)	(2,721)	—	—	(2,876)
Distributions	—	—	—	—	—	(43)	(43)
Other equity transactions	—	—	—	1	—	(1)	—
Balance, September 30, 2024	$—	$—	$5,418	$45,626	$(1,725)	$1,282	$50,601

Balance, December 31, 2023	$—	$—	$5,573	$44,765	$(1,904)	$1,306	$49,740
Net income	—	—	—	3,582	—	106	3,688
Other comprehensive income	—	—	—	—	179	—	179
Common stock repurchases	—	—	(155)	(2,721)	—	—	(2,876)
Distributions	—	—	—	—	—	(127)	(127)
Other equity transactions	—	—	—	—	—	(3)	(3)
Balance, September 30, 2024	$—	$—	$5,418	$45,626	$(1,725)	$1,282	$50,601

Balance, June 30, 2025	$—	$—	$5,558	$48,194	$(1,653)	$1,265	$53,364
Net income	—	—	—	1,489	—	30	1,519
Other comprehensive loss	—	—	—	—	(184)	—	(184)
Distributions	—	—	—	—	—	(39)	(39)
Balance, September 30, 2025	$—	$—	$5,558	$49,683	$(1,837)	$1,256	$54,660

Balance, December 31, 2024	$481	$—	$5,558	$46,311	$(2,341)	$1,280	$51,289
Net income	—	—	—	3,378	—	115	3,493
Other comprehensive income	—	—	—	—	504	—	504
Preferred stock redemptions	(481)	—	—	—	—	—	(481)
Preferred stock dividend	—	—	—	(3)	—	—	(3)
Distributions	—	—	—	—	—	(135)	(135)
Other equity transactions	—	—	—	(3)	—	(4)	(7)
Balance, September 30, 2025	$—	$—	$5,558	$49,683	$(1,837)	$1,256	$54,660

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$3,493	$3,688
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(132)	(474)
Depreciation and amortization	3,297	3,075
Allowance for equity funds	(240)	(272)
Equity (income) loss, net of distributions	479	334
Net power cost deferrals	(429)	(62)
Amortization of net power cost deferrals	726	389
Other changes in regulatory assets and liabilities	(105)	(82)
Deferred income taxes and investment tax credits, net	(97)	(181)
Other, net	53	(46)
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(262)	(771)
Derivative collateral, net	(10)	(23)
Pension and other postretirement benefit plans	(15)	(12)
Accrued property, income and other taxes, net	(62)	141
Accounts payable and other liabilities	254	400
Wildfires insurance receivable	98	365
Wildfires liability	(82)	(278)
Net cash flows from operating activities	6,966	6,191

Cash flows from investing activities:
Capital expenditures	(7,527)	(6,236)
Purchases of marketable securities	(373)	(258)
Proceeds from sales of marketable securities	943	1,841
Purchases of U.S. Treasury Bills	(39)	(1,651)
Proceeds from sales of U.S. Treasury Bills	—	1,975
Proceeds from maturities of U.S. Treasury Bills	—	723
Equity method investments	(39)	(14)
Other, net	15	20
Net cash flows from investing activities	(7,020)	(3,600)

Cash flows from financing activities:
Preferred stock redemptions	(481)	—
Preferred dividends	(3)	—
Common stock repurchases	—	(2,276)
Repayments of BHE senior debt	(1,650)	—
Repayments of BHE junior subordinated debentures	—	(91)
Proceeds from subsidiary debt	3,115	5,317
Repayments of subsidiary debt	(720)	(921)
Net proceeds from (repayments of) short-term debt	587	(3,380)
Distributions to noncontrolling interests	(136)	(129)
Other, net	131	(30)
Net cash flows from financing activities	843	(1,510)

Effect of exchange rate changes	11	2

Net change in cash and cash equivalents and restricted cash and cash equivalents	800	1,083
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,586	1,811
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,386	$2,894

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025. Refer to Note 9 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2025	2024
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$106,751	$103,015
Interstate natural gas pipeline assets	3-80 years	20,646	20,237
		127,397	123,252
Accumulated depreciation and amortization		(40,554)	(38,940)
Regulated assets, net		86,843	84,312

Nonregulated assets:
Independent power plants	2-50 years	9,229	8,619
Cove Point LNG facility	40 years	3,457	3,455
Other assets	2-30 years	2,933	2,766
		15,619	14,840
Accumulated depreciation and amortization		(4,553)	(4,176)
Nonregulated assets, net		11,066	10,664

		97,909	94,976
Construction work-in-progress		11,845	8,793
Property, plant and equipment, net		$109,754	$103,769

Construction work-in-progress includes $10.8 billion as of September 30, 2025, and $8.0 billion as of December 31, 2024, related to the construction of regulated assets.

(4)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2025	2024
Investments:
BYD Company Limited common stock	$—	$415
U.S. Treasury Bills	40	—
Company-owned life insurance	563	525
Other	390	394
Total investments	993	1,334

Equity method investments:
BHE Renewables tax equity investments	4,079	4,773
Electric Transmission Texas, LLC	822	761
Iroquois Gas Transmission System, L.P.	581	580
Other	342	339
Total equity method investments	5,824	6,453

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	962	871
Other restricted cash and cash equivalents	231	194
Total restricted cash and cash equivalents and investments	1,193	1,065

Total investments and restricted cash and cash equivalents and investments	$8,010	$8,852

Reflected as:
Other current assets	$303	$217
Noncurrent assets	7,707	8,635
Total investments and restricted cash and cash equivalents and investments	$8,010	$8,852

Investments

Gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Unrealized gains recognized on marketable securities held at the reporting date	$13	$166	$20	$234
Net gains recognized on marketable securities sold during the period	—	102	112	240
Gains on marketable securities, net	$13	$268	$132	$474

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$2,155	$1,392
Investments and restricted cash and cash equivalents	216	177
Investments and restricted cash and cash equivalents and investments	15	17
Total cash and cash equivalents and restricted cash and cash equivalents	$2,386	$1,586

(5)    Recent Financing Transactions

Long-Term Debt

In September 2025, Sierra Pacific issued $450 million of its 6.20% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due December 2055. Sierra Pacific will pay interest on the notes at a rate of 6.20% through December 2030, subject to a reset every five years. Sierra Pacific intends to use the net proceeds from the sale of the notes to fund capital expenditures and for general corporate purposes.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(70)	(55)	(66)	(60)
State income tax, net of federal income tax impacts	2	—	2	(1)
Income tax effect of foreign income	(1)	(1)	(2)	(2)
Effects of ratemaking(1)	(6)	(5)	(4)	(5)
Equity earnings	(3)	(1)	(3)	(2)
Noncontrolling interest	(1)	—	(1)	(1)
Other	—	(1)	(1)	1
Effective income tax rate	(58)%	(42)%	(54)%	(49)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp, NV Energy and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2025 and 2024 totaled $1,673 million and $1,571 million, respectively.

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the nine-month periods ended September 30, 2025 and 2024 totaling $1,255 million and $1,299 million, respectively.

(7)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Pension:
Service cost	$4	$3	$10	$11
Interest cost	25	25	79	78
Expected return on plan assets	(29)	(30)	(90)	(94)
Net amortization	1	3	5	7
Net periodic benefit cost	$1	$1	$4	$2

Other postretirement:
Service cost	$1	$3	$3	$5
Interest cost	7	7	21	22
Expected return on plan assets	(9)	(10)	(27)	(27)
Net amortization	(2)	—	(5)	(1)
Net periodic benefit credit	$(3)	$—	$(8)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $1 million, respectively, during 2025. As of September 30, 2025, $9 million and $1 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost (credit) for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Service cost	$2	$1	$4	$4
Interest cost	16	13	45	40
Expected return on plan assets	(22)	(20)	(63)	(59)
Net amortization	8	8	24	22
Net periodic benefit cost	$4	$2	$10	$7

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £8 million during 2025. As of September 30, 2025, £6 million, or $8 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2025:
Assets:
Commodity derivatives	$—	$62	$2	$(10)	$54
Foreign currency exchange rate derivatives	—	12	—	—	12
Interest rate derivatives	28	28	12	—	68
Mortgage loans held for sale	—	663	—	—	663
Money market mutual funds	1,919	—	—	—	1,919
Debt securities:
U.S. government obligations	318	—	—	—	318
Corporate obligations	—	128	—	—	128
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	539	—	—	—	539
International companies	9	—	—	—	9
Investment funds	287	—	—	—	287
	$3,100	$895	$14	$(10)	$3,999
Liabilities:
Commodity derivatives	$(12)	$(103)	$(44)	$35	$(124)
Interest rate derivatives	—	(4)	(1)	2	(3)
	$(12)	$(107)	$(45)	$37	$(127)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2024:
Assets:
Commodity derivatives	$—	$81	$2	$(22)	$61
Interest rate derivatives	33	42	7	—	82
Mortgage loans held for sale	—	528	—	—	528
Money market mutual funds	927	—	—	—	927
Debt securities:
U.S. government obligations	271	—	—	—	271
Corporate obligations	—	109	—	—	109
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	479	—	—	—	479
International companies	424	—	—	—	424
Investment funds	313	—	—	—	313
	$2,447	$762	$9	$(22)	$3,196
Liabilities:
Commodity derivatives	$(15)	$(141)	$(74)	$31	$(199)
Foreign currency exchange rate derivatives	—	(23)	—	—	(23)
Interest rate derivatives	—	(1)	(2)	—	(3)
	$(15)	$(165)	$(76)	$31	$(225)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $27 million and $9 million as of September 30, 2025, and December 31, 2024, respectively.
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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2025:
Beginning balance	$(100)	$14	$(72)	$5
Changes included in earnings(1)	—	(3)	—	6
Changes in fair value recognized in net regulatory assets	(41)	—	(83)	—
Settlements	99	—	113	—
Ending balance	$(42)	$11	$(42)	$11

2024:
Beginning balance	$(133)	$11	$(91)	$7
Changes included in earnings(1)	—	(1)	(5)	3
Changes in fair value recognized in net regulatory assets	(50)	—	(130)	—
Settlements	105	—	148	—
Ending balance	$(78)	$10	$(78)	$10

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

	As of September 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$56,404	$52,529	$55,257	$50,179

(9)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Fuel Contracts

During the nine-month period ended September 30, 2025, PacifiCorp entered into battery storage agreements with commitments totaling approximately $1.8 billion through 2048. In October 2025, an additional battery storage agreement became effective with commitments totaling approximately $343 million through 2046. The facilities associated with these contracts have not yet achieved commercial operation. To the extent these facilities do not achieve commercial operation, PacifiCorp has no obligation to the counterparty.

During the nine-month period ended September 30, 2025, PacifiCorp entered into certain coal supply and transportation agreements totaling $109 million through 2029.

Construction Commitments

During the nine-month period ended September 30, 2025, PacifiCorp became committed under the terms of a previously existing construction funding agreement with Idaho Power Company to support the development of the Boardman to Hemingway 500‑kV transmission line. PacifiCorp is committed to contributing up to $460 million toward construction costs, representing PacifiCorp's share of the total estimated project cost of $843 million. In addition, PacifiCorp issued limited notice to proceed for construction contracts totaling $278 million through 2027 for service center and essential services buildings located in Salt Lake City, Utah. The projects are expected to be placed into service mid-2028.

During the nine-month period ended September 30, 2025, MidAmerican Energy entered into firm construction commitments totaling $73 million for the remainder of 2025 through 2028 related to the construction of wind-powered, solar-powered and other new generating facilities in Iowa.

In October 2025, MidAmerican Energy entered into firm construction commitments totaling $531 million for the remainder of 2025 through 2029 related to the construction of wind-powered, solar-powered and other new generating facilities in Iowa.

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

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $55 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints and excluding damages that may be sought by additional plaintiffs granted substitution counsel in the James class action lawsuit described below. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $55 billion, $52 billion represents the economic and noneconomic damages sought in the James mass complaints described below. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

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

Based on available information to date, losses have been and will likely continue to be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, which may be or have been performed by various entities, including the U.S. Department of Agriculture Forest Service ("USFS"), the California Public Utilities Commission, the Oregon Department of Forestry ("ODF") and the Oregon Department of Justice, as well as litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition.

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

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The USFS report for the Archie Creek fire also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period October 5, 2020, to December 8, 2020, concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The USFS report for the Slater fire also states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree.

Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires with government timber and suppression cost claims remaining. Additionally, settlements have been reached for all wrongful death claims associated with the 2020 Wildfires.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp, ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since filing of the original class action complaint, numerous James class members have been named and damages specified in various complaints as described below. Additionally, numerous cases were consolidated into the original James complaint

As of October 2025, various mass complaints against PacifiCorp naming approximately 1,700 class members have been filed referencing the James case as the lead case. These James mass complaints make damages-only allegations with substantially all plaintiffs individually seeking $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. An additional 1,500 plaintiffs have been granted the ability not to be represented by James lead counsel. A small portion of these additional plaintiffs have filed complaints seeking damages similar to those in the mass complaints. PacifiCorp expects additional complaints will be filed for these plaintiffs, including for the portion that are scheduled for trial under the July 2025 case management order described below.

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

Subsequent to the June 2023 James verdict, numerous damages phase trials were held with separate jury verdicts issued and damages awarded for each on a basis consistent with the initial trial and relying on the liability determination in the June 2023 James verdict. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the jury verdicts for the first two damages phase trials. PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the damages phase trials once limited judgments are entered and any post-trial motions filed. Refer to "James Court Activity" below regarding the filing of PacifiCorp's appellate briefs. The appeals process and further actions could take several years.

The James jury verdicts awarded various damages as follows (in millions):

	Number of Plaintiffs	Verdict / Limited Judgment Date	Damages(1)
James Trial			Doubled Economic	Non-economic	Punitive	Insurance Offset(2)	Net Damages	Appeal Filed

Jury verdicts, limited judgments entered(3)
Initial James trial	17	June 2023 / January 2024	$9	$67	$18	$2	$92	Yes
First damages	9	January 2024 / April 2024	12	56	16	4	80	Yes
Second damages	10	March 2024 / June 2024	12	23	7	4	38	Yes
Third damages	8	February 2025 / April 2025	8	32	9	4	45	Yes
Fourth damages	7	March 2025 / June 2025	5	34	9	1	47	Yes
Fifth damages	9	April 2025 / August 2025	5	11	3	1	18	Yes
Sixth damages	10	May 2025 / July 2025	11	30	9	2	48	Yes
Seventh damages	10	June 2025 / August 2025	8	28	8	1	43	Yes
Eighth damages	11	July 2025 / September 2025	10	36	10	3	53
Jury verdicts, limited judgments not yet entered
Ninth damages	10	September 2025	11	63	17	3	88
Tenth damages	8	October 2025	5	26	7	1	37

	109		$96	$406	$113	$26	$589
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
(3)For each limited judgment entered in the court, PacifiCorp has posted or expects to post a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court. The supersedeas bond posted for the June 2023 James verdict covers three years of post-judgment interest while amounts posted for the subsequent verdicts cover two years of post-judgment interest.

Through October 2025, jury verdict awards averaged approximately $5 million per plaintiff, including insurance offset. Additional damages phase trials are scheduled to occur in 2025 through 2028 as described below.

James Court Activity

In April 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addresses numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of non-economic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF's Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs filed their combined answering and cross-appeal brief on August 21, 2025, after plaintiffs requested three delays from the Oregon Court of Appeals. PacifiCorp filed its combined reply brief and cross-appeal answering brief on October 17, 2025. Plaintiffs' reply brief is due on November 7, 2025, unless plaintiffs ask for additional extensions. On October 23, 2025, PacifiCorp filed a request with the Oregon Court of Appeals for an expedited oral argument, which, if granted, will facilitate a more prompt decision from the court.

Subsequent to the first two damages phase trials, nine damages phase trials were scheduled to be held in 2025 in accordance with the Multnomah County Circuit Court Oregon's October 2024 case management order. In March 2025, in consideration of the ODF's Report, PacifiCorp filed a motion to stay the remaining James damages phase trials scheduled under the October 2024 case management order. The motion was heard by the court and was denied in April 2025. The remaining damages phase trial ordered under the October 2024 case management order is scheduled to begin December 1, 2025.

On July 28, 2025, the Multnomah County Circuit Court Oregon issued Case Management Order No. 11 ("CMO No. 11") in response to the May 2025 hearing that was held to evaluate the scheduling of additional damages phase trials. As ordered, CMO No. 11 proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028, involving approximately 2,000 plaintiffs. Additionally, CMO No. 11 requires mediation every other month starting in October 2025.

On August 8, 2025, PacifiCorp filed a motion with the Oregon Court of Appeals to stay the James damages phase trials addressed in CMO No. 11 and to which plaintiffs' counsel responded on August 29, 2025. On September 23, 2025, the Appellate Commissioner of the Oregon Court of Appeals denied PacifiCorp's motion to stay. On September 26, 2025, PacifiCorp filed a request for reconsideration of the stay denial with the Chief Judge of the Oregon Court of Appeals. On October 13, 2025, the Oregon Court of Appeals issued an order denying PacifiCorp's request for reconsideration. PacifiCorp has 35 days from October 13, 2025, to petition the Oregon Supreme Court to review the Oregon Court of Appeals order.

Potential Effects of James CMO No. 11

To appeal the limited judgments, PacifiCorp is required to bond the judgments. As of the date of this filing, PacifiCorp has posted bonds totaling $479 million associated with the limited judgments entered to date for 91 plaintiffs. These bonding requirements will continue to apply to future judgments associated with the CMO No. 11 trial schedule beginning in 2026. As noted above, CMO No. 11 proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028, involving approximately 2,000 plaintiffs. Each trial is subject to and dependent on judicial resources and availability, which will be determined six weeks before each trial. The CMO No. 11 proposed schedule is likely to put significant strain on the Multnomah County Circuit Court system, and PacifiCorp believes this may challenge the court's ability to fulfill the schedule in CMO No. 11.

If, however, the trial schedule and caseload progress as proposed in CMO No. 11 and the future limited judgments follow current trends, PacifiCorp estimates damages awarded in the jury verdicts may exceed its available surety bond and letter of credit capacity, requiring cash to be posted with Multnomah County to stay payment of damages awarded in the subsequent damages trials. PacifiCorp expects additional debt financings, including potential borrowings under its $2.0 billion credit facility subject to its availability, or other sources of funding will be needed to provide liquidity to post cash for judgments. Maintaining this trial schedule will cause significant financial strain on PacifiCorp's liquidity and will put pressure on PacifiCorp's credit metrics due to bonding requirements. Weakening of PacifiCorp's credit metrics could result in a downgrade, potentially below investment grade. Such a downgrade may result in the loss of surety bond and letter of credit capacity; trigger cash collateral calls for surety bonds posted; and trigger additional cash collateral calls or other forms of security for wholesale energy agreements that contain credit-risk-related contingent features or rights to demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness. Additionally, a downgrade of PacifiCorp's senior secured debt below investment grade would require new regulatory applications and approvals due to certain authorizations or exemptions currently in place with certain regulatory commissions for the issuance of securities.

PacifiCorp may be unable to obtain the required funding to meet its liquidity needs due to cash requirements for judgments if the trial schedule and case load progresses as proposed in CMO No. 11. Should PacifiCorp be downgraded below investment grade and unable to secure sufficient debt financings or alternative funding sources, it may have insufficient liquidity to support ongoing operations including the ability to absorb wholesale power volatility, pay suppliers and meet debt obligations, and such liquidity issues may impact transmission and generation development, purchasing power in the market, building and upgrading substations, connecting new customers, addressing outages and maintaining system resilience.

Litigation is inherently difficult to predict, and its potential financial impacts are therefore based on assumptions that will change. Furthermore, there may be judicial decisions and other events or circumstances that could improve or worsen the challenges PacifiCorp faces. PacifiCorp believes it will have sufficient liquidity to cover its operations and obligations beyond a year.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 McKinney Fire. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in the 2022 McKinney Fire with government timber and suppression cost claims remaining. Additionally, PacifiCorp has settled or settled in principle all wrongful death claims associated with the 2022 McKinney Fire.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through September 30, 2025. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through September 30, 2025, PacifiCorp paid $1,399 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In October 2025 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $1 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$1,381	$1,883	$1,536	$1,723
Accrued losses	100	—	100	251
Payments	(27)	(438)	(182)	(529)
Ending balance	$1,454	$1,445	$1,454	$1,445

As of September 30, 2025, and December 31, 2024, $580 million and $247 million of PacifiCorp's liability for estimated losses associated with the Wildfires was included in other current liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of September 30, 2025, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of September 30, 2025, and December 31, 2024, was included in other long-term liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$—	$139	$98	$499
Payments received	—	(5)	(98)	(365)
Ending balance	$—	$134	$—	$134

As of September 30, 2025, PacifiCorp had received all expected insurance recoveries. As of December 31, 2024, PacifiCorp's receivable for expected insurance recoveries was included in other current assets on the Consolidated Balance Sheets. No additional insurance recoveries beyond those received to date are expected to be available.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs. Subsequent to the trial, settlements were reached by Keller Williams, NAR and HomeServices on February 1, 2024, March 15, 2024, and April 25, 2024, respectively. The Anywhere Real Estate, RE/MAX, LLC and Keller Williams settlements received final court approval on May 9, 2024, and the NAR and HomeServices settlements received final court approval on November 27, 2024. The U.S. District Court for the Western District of Missouri entered final judgment on the NAR and HomeServices settlements on January 15, 2025. All settlements have been appealed to the U.S. Court of Appeals for the Eighth Circuit. Initial briefing on all appeals was filed on April 21, 2025, and response briefs were filed on July 21, 2025. Reply briefs are due November 19, 2025.

The final HomeServices settlement agreement with the plaintiffs settles all claims asserted against HomeServices, HSF Affiliates LLC and BHH Affiliates, LLC in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years aggregating $250 million, with payments of $10 million in September 2024 and $57 million in February 2025. HomeServices recognized an after-tax charge of approximately $140 million in the first quarter of 2024, and the liability outstanding as of September 30, 2025, and December 31, 2024, was $152 million and $194 million, respectively. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

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

(10)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,975	$894	$1,121	$—	$—	$—	$—	$(1)	$3,989
Retail gas	—	90	18	—	—	—	—	—	108
Wholesale	37	118	16	—	1	—	—	(2)	170
Transmission and distribution	46	14	22	260	—	162	—	2	506
Interstate pipeline	—	—	—	—	563	—	—	(31)	532
Other	31	—	—	—	—	—	—	—	31
Total Regulated	2,089	1,116	1,177	260	564	162	—	(32)	5,336
Nonregulated	—	—	1	20	269	16	287	(1)	592
Total Customer Revenue	2,089	1,116	1,178	280	833	178	287	(33)	5,928
Other revenue	24	10	(1)	29	2	2	64	1	131
Total	$2,113	$1,126	$1,177	$309	$835	$180	$351	$(32)	$6,059

	For the Nine-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$5,333	$2,073	$2,556	$—	$—	$—	$—	$(3)	$9,959
Retail gas	—	504	89	—	—	—	—	—	593
Wholesale	65	322	45	—	2	—	—	(2)	432
Transmission and distribution	128	41	55	884	—	480	—	2	1,590
Interstate pipeline	—	—	—	—	1,994	—	—	(104)	1,890
Other	93	—	1	—	—	—	—	—	94
Total Regulated	5,619	2,940	2,746	884	1,996	480	—	(107)	14,558
Nonregulated	—	3	5	67	885	62	746	(3)	1,765
Total Customer Revenue	5,619	2,943	2,751	951	2,881	542	746	(110)	16,323
Other revenue	72	57	1	87	3	4	148	—	372
Total	$5,691	$3,000	$2,752	$1,038	$2,884	$546	$894	$(110)	$16,695

	For the Three-Month Period Ended September 30, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,789	$734	$1,275	$—	$—	$—	$—	$(2)	$3,796
Retail gas	—	82	18	—	—	—	—	—	100
Wholesale	25	62	14	—	7	—	—	—	108
Transmission and distribution	54	15	23	366	—	178	—	—	636
Interstate pipeline	—	—	—	—	533	—	—	(32)	501
Other	26	—	—	—	—	—	—	—	26
Total Regulated	1,894	893	1,330	366	540	178	—	(34)	5,167
Nonregulated	—	2	1	24	239	24	389	—	679
Total Customer Revenue	1,894	895	1,331	390	779	202	389	(34)	5,846
Other revenue	29	12	1	31	38	1	68	—	180
Total	$1,923	$907	$1,332	$421	$817	$203	$457	$(34)	$6,026

	For the Nine-Month Period Ended September 30, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$4,628	$1,798	$3,088	$—	$—	$—	$—	$(3)	$9,511
Retail gas	—	424	137	—	—	—	—	—	561
Wholesale	67	159	44	—	7	—	—	(1)	276
Transmission and distribution	137	43	62	986	—	510	—	—	1,738
Interstate pipeline	—	—	—	—	1,957	—	—	(103)	1,854
Other	81	—	1	—	1	—	—	—	83
Total Regulated	4,913	2,424	3,332	986	1,965	510	—	(107)	14,023
Nonregulated	—	4	4	73	770	87	1,015	—	1,953
Total Customer Revenue	4,913	2,428	3,336	1,059	2,735	597	1,015	(107)	15,976
Other revenue	47	52	3	94	47	2	167	(2)	410
Total	$4,960	$2,480	$3,339	$1,153	$2,782	$599	$1,182	$(109)	$16,386
(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Customer Revenue:
Brokerage	$1,089	$1,084	$3,031	$3,068
Franchise	15	14	39	40
Total Customer Revenue	1,104	1,098	3,070	3,108
Mortgage and other revenue	81	81	239	226
Total	$1,185	$1,179	$3,309	$3,334

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2025, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

BHE Pipeline Group	$3,232	$18,272	$21,504
BHE Transmission	160	—	160
Total	$3,392	$18,272	$21,664

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

(12)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts On	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2023	$(426)	$(1,550)	$71	$1	$(1,904)
Other comprehensive (loss) income	(3)	178	4	—	179
Balance, September 30, 2024	$(429)	$(1,372)	$75	$1	$(1,725)

Balance, December 31, 2024	$(421)	$(1,999)	$78	$1	$(2,341)
Other comprehensive (loss) income	(4)	533	(25)	—	504
Balance, September 30, 2025	$(425)	$(1,466)	$53	$1	$(1,837)

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

	For the Three-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$2,113	$1,126	$1,177	$309	$835	$180	$351	$1,185	$(32)	$7,244
Cost of sales	940	309	545	32	52	5	26	862	(33)	2,738
Operations and maintenance	548	241	164	68	314	36	92	271	10	1,744
Depreciation and amortization	304	209	143	92	153	54	78	10	(1)	1,042
Interest expense	199	104	81	39	72	39	33	1	139	707
Interest and dividend income	28	10	8	1	13	—	3	4	(7)	60
Income tax expense (benefit)	(102)	(66)	19	11	44	2	(196)	12	(330)	(606)
Equity income (loss)	—	—	1	—	7	20	(159)	2	—	(129)
Other segment items	5	(2)	22	(21)	(67)	(8)	(6)	(2)	18	(61)
Earnings on common shares	$257	$337	$256	$47	$153	$56	$156	$33	$194	$1,489

Capital expenditures	$773	$470	$850	$177	$413	$81	$187	$3	$—	$2,954

	For the Nine-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$5,691	$3,000	$2,752	$1,038	$2,884	$546	$894	$3,309	$(110)	$20,004
Cost of sales	2,381	889	1,319	94	173	14	80	2,391	(109)	7,232
Operations and maintenance	1,451	704	450	181	816	110	354	799	48	4,913
Depreciation and amortization	975	771	419	268	458	158	219	30	(1)	3,297
Interest expense	588	314	239	111	214	112	98	4	422	2,102
Interest and dividend income	89	24	19	5	50	1	10	12	(25)	185
Income tax expense (benefit)	(154)	(483)	31	52	239	9	(850)	21	(227)	(1,362)
Equity income (loss)	—	—	2	1	44	63	(525)	6	—	(409)
Other segment items	—	(21)	50	(65)	(254)	(28)	(21)	(19)	135	(223)
Earnings on common shares	$539	$808	$365	$273	$824	$179	$457	$63	$(133)	$3,375

Capital expenditures	$2,179	$1,210	$1,996	$505	$867	$263	$407	$6	$94	$7,527

	For the Three-Month Period Ended September 30, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,923	$907	$1,332	$421	$817	$203	$457	$1,179	$(34)	$7,205
Cost of sales	862	173	671	29	43	5	152	855	(33)	2,757
Operations and maintenance	421	230	155	58	291	48	128	283	12	1,626
Depreciation and amortization	287	230	142	87	148	58	68	11	—	1,031
Interest expense	193	109	73	36	43	39	34	1	151	679
Interest and dividend income	47	13	8	2	16	—	4	5	17	112
Income tax expense (benefit)	(79)	(162)	39	37	60	4	(169)	11	(355)	(614)
Equity income (loss)	—	—	1	—	10	21	(108)	3	—	(73)
Other segment items	39	(3)	3	(18)	(64)	(8)	(7)	(6)	274	210
Earnings on common shares	$325	$337	$264	$158	$194	$62	$133	$20	$482	$1,975

Capital expenditures	$679	$362	$375	$195	$310	$61	$103	$1	$22	$2,108

	For the Nine-Month Period Ended September 30, 2024
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$4,960	$2,480	$3,339	$1,153	$2,782	$599	$1,182	$3,334	$(109)	$19,720
Cost of sales	2,076	580	1,875	86	142	17	430	2,407	(107)	7,506
Operations and maintenance	1,518	696	423	169	758	121	385	1,030	69	5,169
Depreciation and amortization	866	685	419	260	430	174	203	35	3	3,075
Interest expense	570	327	218	104	126	114	103	7	476	2,045
Interest and dividend income	156	32	32	5	49	2	11	18	57	362
Income tax expense (benefit)	(178)	(596)	58	90	273	14	(691)	(32)	(231)	(1,293)
Equity income (loss)	—	—	2	—	62	67	(375)	7	—	(237)
Other segment items	99	(14)	20	(56)	(237)	(31)	(16)	(8)	482	239
Earnings on common shares	$363	$806	$400	$393	$927	$197	$372	$(96)	$220	$3,582

Capital expenditures	$2,157	$1,100	$1,274	$474	$713	$181	$283	$4	$50	$6,236
(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.
(2)Income tax expense (benefit) includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

The following table summarizes the other segment items category by the Company's reportable segments:

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices

Property and other taxes	X	X	X	X	X	X	X	X
Capitalized interest	X	X	X	X	X	X	X
Allowance for equity funds	X	X	X		X	X
Gains (losses) on marketable securities, net	X	X	X		X	X	X	X
Other income (expense), net	X	X	X	X	X	X	X	X
Net income attributable to noncontrolling interests	X			X	X	X	X	X

The following table summarizes the Company's total assets by reportable segment (in millions):

	As of
	September 30,	December 31,
	2025	2024
Assets:
PacifiCorp	$37,291	$36,134
MidAmerican Funding	29,392	28,203
NV Energy	20,737	18,708
Northern Powergrid	10,737	9,803
BHE Pipeline Group	22,578	22,114
BHE Transmission	9,561	9,098
BHE Renewables	11,778	11,963
HomeServices	3,525	3,382
BHE and Other(1)	547	735
Total assets	$146,146	$140,140

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2025 (in millions):

					BHE Pipeline Group
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid		BHE Transmission	BHE Renewables	HomeServices
									Total

December 31, 2024	$1,129	$2,102	$2,369	$940	$1,814	$1,373	$95	$1,591	$11,413
Foreign currency translation	—	—	—	49	—	46	—	—	95
Other	—	—	—	—	—	—	—	(8)	(8)
September 30, 2025	$1,129	$2,102	$2,369	$989	$1,814	$1,419	$95	$1,583	$11,500

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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Operating revenue:
PacifiCorp	$2,113	$1,923	$190	10%	$5,691	$4,960	$731	15%
MidAmerican Funding	1,126	907	219	24	3,000	2,480	520	21
NV Energy	1,177	1,332	(155)	(12)	2,752	3,339	(587)	(18)
Northern Powergrid	309	421	(112)	(27)	1,038	1,153	(115)	(10)
BHE Pipeline Group	835	817	18	2	2,884	2,782	102	4
BHE Transmission	180	203	(23)	(11)	546	599	(53)	(9)
BHE Renewables	351	457	(106)	(23)	894	1,182	(288)	(24)
HomeServices	1,185	1,179	6	1	3,309	3,334	(25)	(1)
BHE and Other	(32)	(34)	2	6	(110)	(109)	(1)	(1)
Total operating revenue	$7,244	$7,205	$39	1%	$20,004	$19,720	$284	1%

Earnings on common shares:
PacifiCorp	$257	$325	$(68)	(21)%	$539	$363	$176	48%
MidAmerican Funding	337	337	—	—	808	806	2	—
NV Energy	256	264	(8)	(3)	365	400	(35)	(9)
Northern Powergrid	47	158	(111)	(70)	273	393	(120)	(31)
BHE Pipeline Group	153	194	(41)	(21)	824	927	(103)	(11)
BHE Transmission	56	62	(6)	(10)	179	197	(18)	(9)
BHE Renewables(1)	156	133	23	17	457	372	85	23
HomeServices	33	20	13	65	63	(96)	159	*
BHE and Other	194	482	(288)	(60)	(133)	220	(353)	*
Total earnings on common shares	$1,489	$1,975	$(486)	(25)%	$3,375	$3,582	$(207)	(6)%
*    Not meaningful

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Earnings on common shares decreased $486 million for the third quarter of 2025 compared to 2024. Included in these results was a pre-tax gain in the third quarter of 2024 of $255 million ($202 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, earnings on common shares for the third quarter of 2025 decreased $284 million, or 16%, compared to adjusted earnings on common shares for the third quarter of 2024 of $1,773 million.

Earnings on common shares decreased $207 million for the first nine months of 2025 compared to 2024. Included in these results was a pre-tax gain in the first nine months of 2025 of $110 million ($87 million after-tax) compared to a pre-tax gain in the first nine months of 2024 of $444 million ($351 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, adjusted earnings on common shares for the first nine months of 2025 was $3,288 million, an increase of $57 million, or 2%, compared to adjusted earnings on common shares for the first nine months of 2024 of $3,231 million.

The changes in earnings on common shares for the third quarter and for the first nine months of 2025 compared to 2024 were primarily due to the following:
•The Utilities' earnings decreased $76 million for the third quarter and increased $143 million for the first nine months of 2025 compared to 2024, primarily due to higher electric utility margin and changes in wildfire loss accruals, which were $100 million higher for the third quarter of 2025 compared to 2024 and $151 million lower for the first nine months of 2025 compared to 2024. These items were partially offset by higher depreciation and amortization expense for the first nine months of 2025, increased operations and maintenance expense, lower interest and dividend income, lower allowances for equity and borrowed funds used during construction, higher interest expense and unfavorable income tax benefits, largely due to the effects of ratemaking and lower PTCs recognized. Electric retail customer volumes increased 2.7% for the first nine months of 2025 compared to 2024, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather;
•Northern Powergrid's earnings decreased $111 million for the third quarter and $120 million for the first nine months of 2025 compared to 2024, primarily due to lower distribution revenue, higher income tax expense from a charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax and higher distribution-related costs, partially offset by lower income tax expense from higher utilization of tax losses from the upstream gas exploration and production business for the first nine months of 2025. Units distributed increased 1.4% for the first nine months of 2025 compared to 2024 mainly due to higher customer usage;
•BHE Pipeline Group's earnings decreased $41 million for the third quarter and $103 million for the first nine months of 2025 compared to 2024, primarily due to higher interest expense at BHE GT&S from debt issuances in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, lower earnings at Northern Natural Gas from increased operations and maintenance expense and lower margin on gas sales and lower equity earnings at BHE GT&S, partially offset by higher transportation and storage revenues at Northern Natural Gas and BHE GT&S and higher variable revenue at Cove Point;
•BHE Renewables' earnings increased $23 million for the third quarter and $85 million for the first nine months of 2025 compared to 2024, primarily due to higher natural gas and geothermal earnings, higher solar earnings and higher earnings from the wind tax equity investment portfolio for the first nine months of 2025, partially offset by lower earnings from owned wind projects and lower earnings from the wind tax equity investment portfolio for the third quarter of 2025;
•HomeServices' earnings increased $13 million for the third quarter and $159 million for the first nine months of 2025 compared to 2024, primarily due to an after-tax charge of approximately $140 million recognized in the first quarter of 2024 associated with a settlement reached in the ongoing real estate industry litigation matters and favorable operating expenses; and
•BHE and Other's earnings decreased $288 million for the third quarter and $353 million for the first nine months of 2025 compared to 2024. The changes included an unfavorable comparative change of $202 million in the third quarter and $264 million for the first nine months of 2025 and lower net interest and dividend income of $26 million for the third quarter and $84 million for the first nine months of 2025, each related to the Company's investment in BYD Company Limited, lower federal income tax credits recognized on a consolidated basis and unfavorable consolidated income tax adjustments, partially offset by lower interest expense.

Reportable Segment Results

PacifiCorp

Operating revenue increased $190 million for the third quarter of 2025 compared to 2024, primarily due to higher retail revenue of $187 million. Retail revenue increased primarily due to price impacts of $151 million from higher average rates, largely from tariff changes, and $36 million from higher retail volumes. Retail customer volumes increased 2.0% primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather.

Earnings decreased $68 million for the third quarter of 2025 compared to 2024, primarily due to higher wildfire loss accruals of $100 million, decreased allowances for equity and borrowed funds used during construction of $31 million, higher operations and maintenance expense of $26 million, lower interest and dividend income of $20 million and increased depreciation and amortization expense of $17 million. These items were partially offset by higher utility margin of $112 million. Operations and maintenance expense increased largely due to higher amortization of demand-side management costs, increased salary and benefit expenses, higher legal fees, increased insurance premiums and higher general and plant maintenance costs, partially offset by lower vegetation management and other wildfire prevention costs. Depreciation and amortization increased largely due to additional assets placed in-service. Utility margin increased primarily due to lower purchased electricity costs and higher retail rates and volumes, partially offset by unfavorable deferred net power costs and higher thermal generation costs.

Operating revenue increased $731 million for the first nine months of 2025 compared to 2024, primarily due to higher retail revenue of $705 million and higher wholesale and other revenue of $26 million. Retail revenue increased primarily due to price impacts of $604 million from higher average rates, largely from tariff changes and favorable adjustments of $87 million due to the buy-down of certain plant balances and regulatory assets pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense), and $101 million from higher retail volumes. Retail customer volumes increased 2.0% primarily due to an increase in the average number of customers, higher customer usage and the favorable impact of weather. Wholesale and other revenue increased primarily due to higher wholesale volumes, partially offset by lower average wholesale prices.

Earnings increased $176 million for the first nine months of 2025 compared to 2024, primarily due to higher utility margin of $426 million, lower wildfire loss accruals of $151 million and a favorable income tax benefit from higher PTCs recognized of $44 million offset by the effects of ratemaking of $17 million. These items were partially offset by higher depreciation and amortization expense of $109 million, decreased allowance for equity and borrowed funds used during construction of $86 million, higher operations and maintenance expense of $84 million, lower interest and dividend income of $68 million and higher interest expense of $19 million. Utility margin increased primarily due to higher retail rates and volumes, lower purchased electricity costs and higher wholesale volumes, partially offset by unfavorable deferred net power costs, higher thermal generation costs and lower wholesale average prices. Depreciation and amortization increased largely due to the buy-down of certain plant balances and regulatory assets pursuant to the Utah general rate case order and additional assets placed in-service. Operations and maintenance expense increased mainly due to higher amortization of demand-side management costs, increased insurance premiums, higher general and plant maintenance costs and increased salary and benefit expenses, partially offset by lower vegetation management and other wildfire prevention costs and higher accruals of federal grant reimbursements. Interest expense increased primarily due to a March 2025 debt issuance.

MidAmerican Funding

Operating revenue increased $219 million for the third quarter of 2025 compared to 2024, primarily due to higher electric operating revenue of $212 million. Electric operating revenue increased due to higher retail revenue of $165 million and higher wholesale and other revenue of $47 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $101 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit) and higher retail volumes of $66 million. Electric retail customer volumes increased 11.3%, primarily due to higher customer usage and the favorable impact of weather. Electric wholesale and other revenue increased mainly due to higher average wholesale prices of $43 million.

Earnings were unchanged for the third quarter of 2025 compared to 2024, primarily due to higher electric utility margin of $82 million and lower depreciation and amortization expense of $21 million, partially offset by an unfavorable income tax benefit, largely from lower PTCs recognized of $51 million and the effects of ratemaking of $14 million, and higher operations and maintenance expense of $11 million. Electric utility margin increased primarily due to higher retail and wholesale revenues, partially offset by higher purchased electricity and thermal generation costs. Depreciation and amortization expense decreased primarily due to the impacts of certain regulatory mechanisms, partially offset by additional assets placed in-service. Operations and maintenance expense increased primarily due to higher general and plant maintenance costs, partially offset by lower administrative and other costs.

Operating revenue increased $520 million for the first nine months of 2025 compared to 2024, primarily due to higher electric operating revenue of $422 million and higher natural gas operating revenue of $99 million. Electric operating revenue increased due to higher retail revenue of $284 million and higher wholesale and other revenue of $138 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $165 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit) and higher retail volumes of $125 million, partially offset by price impacts of $6 million from changes in sales mix. Electric retail customer volumes increased 9.8%, primarily due to higher customer usage and the favorable impact of weather. Electric wholesale and other revenue increased mainly due to higher average wholesale prices of $139 million. Natural gas operating revenue increased primarily due to higher energy-related rates of $92 million (fully offset in cost of sales) from a higher average per-unit cost of natural gas sold and the favorable impact of weather of $7 million.

Earnings increased $2 million for the first nine months of 2025 compared to 2024, primarily due to higher electric utility margin of $205 million, lower interest expense of $13 million and higher allowances for equity and borrowed funds used during construction of $12 million. These items were partially offset by an unfavorable income tax benefit, largely from lower PTCs recognized of $55 million and the effects of ratemaking of $18 million, higher depreciation and amortization expense of $86 million, higher operations and maintenance expense of $8 million, lower interest and dividend income of $8 million and unfavorable changes in the cash surrender value of corporate-owned life insurance policies of $8 million. Electric utility margin increased primarily due to higher retail and wholesale revenues, partially offset by higher purchased electricity and thermal generation costs. Interest expense decreased mainly due to lower outstanding long-term debt balances. Depreciation and amortization expense increased primarily due to the impacts of certain regulatory mechanisms and additional assets placed in-service. Operations and maintenance expense increased primarily due to higher general and plant maintenance costs, partially offset by lower technology, administrative and other costs.

NV Energy

Operating revenue decreased $155 million for the third quarter of 2025 compared to 2024, primarily due to lower electric operating revenue of $155 million. Electric operating revenue decreased primarily due to lower fully bundled energy rates (fully offset in cost of sales) of $123 million, lower customer volumes of $28 million, lower wholesale revenue of $17 million and lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings of $15 million, partially offset by higher base rates of $21 million at Sierra Pacific. Electric retail customer volumes decreased 4.7%, primarily due to the unfavorable impact of weather, partially offset by higher customer usage.

Earnings decreased $8 million for the third quarter of 2025 compared to 2024, primarily due to lower electric utility margin of $31 million, increased operations and maintenance expense of $9 million and higher interest expense of $8 million. These items were partially offset by higher allowances for borrowed and equity funds used during construction of $21 million and a favorable income tax expense, largely from the effects of ratemaking of $10 million and higher PTCs recognized of $3 million. Electric utility margin decreased primarily due to lower retail and wholesale volumes and lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings, partially offset by higher base rates at Sierra Pacific. Operations and maintenance expense increased primarily due to higher technology and other costs and impacts from the 2025 regulatory rate review at Nevada Power. Interest expense increased mainly due to higher outstanding long-term debt balances.

Operating revenue decreased $587 million for the first nine months of 2025 compared to 2024, primarily due to lower electric operating revenue of $540 million and lower natural gas operating revenue of $49 million, largely due to lower energy-related rates (fully offset in costs of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue decreased primarily due to lower fully bundled energy rates (fully offset in cost of sales) of $501 million, lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings of $35 million, lower customer volumes of $30 million and lower wholesale revenue of $19 million, partially offset by higher base rates of $36 million at Sierra Pacific and higher energy efficiency program rates (fully offset in operations and maintenance expense) of $9 million. Electric retail customer volumes decreased 1.8%, primarily due to the unfavorable impact of weather, partially offset by higher customer usage.

Earnings decreased $35 million for the first nine months of 2025 compared to 2024, primarily due to lower electric utility margin of $38 million, higher operations and maintenance expense of $27 million, increased interest expense of $21 million and lower interest and dividend income of $13 million. These items were partially offset by higher allowances for borrowed and equity funds used during construction of $32 million and a favorable income tax expense, largely from the effects of ratemaking of $10 million and higher PTCs recognized of $3 million. Electric utility margin decreased primarily due to lower retail and wholesale volumes and lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings, partially offset by higher base rates at Sierra Pacific. Operations and maintenance expense increased primarily due to higher insurance premiums, increased general and plant maintenance costs and impacts from the 2025 regulatory rate review at Nevada Power, partially offset by lower energy efficiency program costs (fully offset in operating revenue) and lower technology and other costs. Interest expense increased mainly due to higher outstanding long-term debt balances.

Northern Powergrid

Operating revenue decreased $112 million for the third quarter of 2025 compared to 2024, primarily due to lower distribution revenue of $116 million, partially offset by $11 million from the weaker U.S. dollar. Distribution revenue decreased primarily due to lower tariff rates of $119 million driven by the impacts of inflation, partially offset by an increase in units distributed of 2.6% mainly due to higher customer usage.

Earnings decreased $111 million for the third quarter of 2025 compared to 2024, primarily due to lower distribution revenue and higher distribution-related costs of $10 million.

Operating revenue decreased $115 million for the first nine months of 2025 compared to 2024, primarily due to lower distribution revenue of $122 million and decreased non-regulated meter rental revenue of $9 million, partially offset by $24 million from the weaker U.S. dollar. Distribution revenue decreased primarily due to lower tariff rates of $118 million driven by the impacts of inflation and lower recoveries of Supplier of Last Resort payments of $12 million (largely offset in cost of sales), partially offset by an increase in units distributed of 1.4% mainly due to higher customer usage.

Earnings decreased $120 million for the first nine months of 2025 compared to 2024, primarily due to lower distribution revenue, higher income tax expense from a charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax of $14 million and higher distribution-related costs of $14 million, partially offset by lower income tax expense from higher utilization of tax losses from the upstream gas exploration and production business of $10 million.

BHE Pipeline Group

Operating revenue increased $18 million for the third quarter of 2025 compared to 2024, primarily due to higher operating revenue of $27 million at BHE GT&S and higher non-regulated revenues of $8 million from additional compressor units placed in-service, partially offset by lower operating revenue of $13 million at Kern River, largely due to a decline in variable transportation revenues from lower rates and volumes. The increase in operating revenue at BHE GT&S was primarily due to increased non-regulated revenues of $15 million (largely offset in cost of sales) primarily from higher volumes, higher regulated gas transmission and storage services revenue of $8 million largely from additional capacity contracts and favorable variable revenue at Cove Point of $8 million.

Earnings decreased $41 million for the third quarter of 2025 compared to 2024, primarily due to lower earnings of $27 million at Northern Natural Gas, lower earnings of $11 million at Kern River, largely due to a decline in variable transportation revenues, and lower earnings of $6 million at BHE GT&S. The decrease at Northern Natural Gas was primarily due to higher operations and maintenance expense of $19 million, largely from increased costs for operations projects, decreased interest and dividend income of $6 million and lower margin on gas sales of $5 million from system balancing activities. The decrease at BHE GT&S was primarily due to higher interest expense of $29 million, primarily from debt issuances in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, partially offset by higher regulated gas transmission and storage services revenue, favorable variable revenue at Cove Point and increased interest and dividend income of $5 million.

Operating revenue increased $102 million for the first nine months of 2025 compared to 2024, primarily due to higher operating revenue of $105 million at BHE GT&S and higher non-regulated revenues of $25 million from additional compressor units placed in-service, partially offset by lower operating revenue of $14 million at Northern Natural Gas and $13 million at Kern River, largely due to a decline in variable transportation revenues from lower rates and volumes. The increase in operating revenue at BHE GT&S was primarily due to favorable variable revenue at Cove Point of $51 million, increased non-regulated revenues of $41 million (largely offset in cost of sales) primarily from higher volumes and higher regulated gas transmission and storage services revenue of $30 million, largely from additional capacity contracts. The decrease in operating revenue at Northern Natural Gas was primarily due to lower gas sales of $28 million from system balancing activities, partially offset by higher transportation and storage revenues of $15 million due to higher volumes and rates.

Earnings decreased $103 million for the first nine months of 2025 compared to 2024, primarily due to lower earnings of $80 million at Northern Natural Gas, lower earnings of $21 million at BHE GT&S and lower earnings of $10 million at Kern River, largely due to a decline in variable transportation revenues, partially offset by higher non-regulated earnings of $8 million from additional compressor units placed in-service. The decrease at Northern Natural Gas was primarily due to higher operations and maintenance expense of $60 million, largely from increased costs for operations projects, lower margin on gas sales of $26 million from system balancing activities, decreased interest and dividend income of $20 million and higher depreciation and amortization expense of $8 million from additional assets placed in-service, partially offset by higher transportation and storage revenues. The decrease at BHE GT&S was primarily due to higher interest expense of $85 million, primarily from debt issuances in January 2025 and debt refinancings in the fourth quarter of 2024 at higher interest rates, lower equity earnings primarily at Iroquois of $18 million and higher depreciation and amortization expense of $14 million largely from additional assets placed in-service, partially offset by favorable variable revenue at Cove Point, higher regulated gas transmission and storage services revenue and increased interest and dividend income of $22 million.

BHE Transmission

Operating revenue decreased $23 million for the third quarter of 2025 compared to 2024, primarily due to the 2024 recovery of costs from the 2023 spring wildfire and storm events of $13 million (fully offset in operations and maintenance expense) and $11 million of lower revenue from non-regulated wind-powered generating facilities from lower generation and pricing.
Earnings decreased $6 million for the third quarter of 2025 compared to 2024, primarily due to lower revenue from non-regulated wind-powered generating facilities, lower equity earnings at ETT and the impact of the AUC's approved return on equity rate decrease at AltaLink.

Operating revenue decreased $53 million for the first nine months of 2025 compared to 2024, primarily due to $28 million of lower revenue from non-regulated wind-powered generating facilities from lower generation and pricing, $14 million from the stronger U.S. dollar and the 2024 recovery of costs from the 2023 spring wildfire and storm events of $13 million (fully offset in operations and maintenance expense).

Earnings decreased $18 million for the first nine months of 2025 compared to 2024, primarily due to lower revenue from non-regulated wind-powered generating facilities, lower equity earnings at ETT, the impact of the AUC's approved return on equity rate decrease at AltaLink and $4 million from the stronger U.S. dollar.

BHE Renewables

Operating revenue decreased $106 million for the third quarter of 2025 compared to 2024, primarily due to lower electric and natural gas retail energy services revenue of $142 million from the sale of customer contracts in December 2024 and lower wind revenue of $10 million from unfavorable changes in the valuation of certain derivative contracts, partially offset by higher natural gas and geothermal revenue of $45 million from higher generation and pricing.

Earnings increased $23 million for the third quarter of 2025 compared to 2024, primarily due to higher geothermal and natural gas earnings of $29 million due to higher generation and lower maintenance costs and higher solar earnings of $21 million from lower maintenance costs, partially offset by lower wind earnings of $23 million. Wind earnings decreased due to lower earnings from owned wind projects of $15 million from unfavorable changes in the valuation of certain derivative contracts and lower PTCs and lower earnings from the wind tax equity investment portfolio of $8 million.

Operating revenue decreased $288 million for the first nine months of 2025 compared to 2024, primarily due to lower electric and natural gas retail energy services revenue of $384 million from the sale of customer contracts in December 2024 and lower wind revenue of $9 million from lower generation, partially offset by higher natural gas and geothermal revenue of $88 million from higher generation and pricing and higher solar revenue of $20 million from higher generation.

Earnings increased $85 million for the first nine months of 2025 compared to 2024, primarily due to higher natural gas and geothermal earnings of $48 million from higher generation and pricing, partially offset by higher costs associated with a joint venture formed in May 2024, higher solar earnings of $29 million from higher generation and lower maintenance costs and higher wind earnings of $17 million. Wind earnings increased due to higher earnings from the wind tax equity investment portfolio of $39 million, primarily due to the addition of eight tax equity investments from a common control merger completed in December 2024, partially offset by lower earnings from owned wind projects of $22 million mainly due to lower PTCs.

HomeServices

Operating revenue increased $6 million for the third quarter of 2025 compared to 2024, primarily due to higher brokerage and settlement services revenue of $4 million. The increase in brokerage and settlement services revenue resulted from a 2% increase in closed brokerage volume driven by a 5% increase in average sales price.

Earnings increased $13 million for the third quarter of 2025 compared to 2024, primarily due to favorable operating expenses.

Operating revenue decreased $25 million for the first nine months of 2025 compared to 2024, primarily due to lower brokerage and settlement services revenue of $41 million, partially offset by higher mortgage revenue of $13 million. The decrease in brokerage and settlement services revenue resulted from a 5% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates and low inventory. The increase in mortgage revenue was due to a 12% increase in funded volume driven primarily by an 8% increase in average loan size.

Earnings increased $159 million for the first nine months of 2025 compared to 2024, primarily due to an after-tax charge of approximately $140 million recognized in the first quarter of 2024 associated with a settlement reached in the ongoing real estate industry litigation matters and favorable operating expenses.

BHE and Other

Earnings decreased $288 million for the third quarter of 2025 compared to 2024, primarily due to the $202 million unfavorable comparative change and lower net interest and dividend income of $26 million each related to the Company's investment in BYD Company Limited, $70 million of lower federal income tax credits recognized on a consolidated basis and unfavorable consolidated income tax adjustments totaling $9 million, partially offset by lower interest expense of $14 million, largely due to lower outstanding long-term debt balances.

Earnings decreased $353 million for the first nine months of 2025 compared to 2024, primarily due to the $264 million unfavorable comparative change and lower net interest and dividend income of $84 million each related to the Company's investment in BYD Company Limited, $36 million of lower federal income tax credits recognized on a consolidated basis and unfavorable consolidated income tax adjustments totaling $36 million, partially offset by lower interest expense of $56 million, largely due to lower outstanding long-term debt balances.

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

As of September 30, 2025, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$185	$52	$934	$188	$16	$90	$374	$316	$2,155

Credit facilities(1)	3,500	2,900	1,509	1,000	370	665	1,950	—	11,894
Less:
Short-term debt	(710)	(75)	—	—	(156)	(91)	(687)	—	(1,719)
Tax-exempt bond support and letters of credit	—	(52)	(258)	—	—	(4)	—	—	(314)
Net credit facilities	2,790	2,773	1,251	1,000	214	570	1,263	—	9,861

Total net liquidity	$2,975	$2,825	$2,185	$1,188	$230	$660	$1,637	$316	$12,016
Credit facilities:
Maturity dates	2028	2026, 2028	2026, 2028	2028	2026	2027, 2028, 2029	2026, 2030

(1)Includes $101 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted, introducing substantial revisions to federal energy-related tax policy. Among its provisions, the OBBBA accelerates the phase-out of clean electricity production and investment tax credits and establishes new sourcing requirements applicable to facilities commencing construction after December 31, 2025. On July 7, 2025, a federal executive order (the "Executive Order") was issued directing the Secretary of the Treasury to promulgate new or revised guidance consistent with applicable law to ensure that policies concerning the "beginning of construction" requirements are not circumvented for wind and solar-powered generating facilities. In response, the U.S. Secretary of the Treasury issued partial guidance on September 2, 2025, through Notice 2025-42. While the guidance largely reaffirmed existing standards, it notably eliminated the five percent safe harbor method for establishing the beginning of construction for projects commencing construction on or after September 2, 2025. The Company is currently evaluating the potential implications of the OBBBA and Notice 2025-42 on its future financial results and will assess its impact on the viability and economics of prospective renewable energy, storage and technology neutral projects.

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

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024, were $7.0 billion and $6.2 billion, respectively. The increase was primarily due to changes in working capital, including lower wildfire liability settlement payments, favorable operating results, partially offset by higher cash paid for interest and lower receipts of insurance reimbursements related to wildfire liabilities.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024, were $(7.0) billion and $(3.6) billion, respectively. The change was primarily due to higher capital expenditures of $1.3 billion, lower proceeds from sales and maturities, net of purchases of U.S. Treasury bills of $1.1 billion and lower proceeds from sales, net of purchases of marketable securities of $1.0 billion. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2025, was $843 million. Sources of cash totaled $3.8 billion and consisted mainly of proceeds from subsidiary debt issuances of $3.1 billion and net proceeds from short-term debt of $587 million. Uses of cash totaled $3.0 billion and consisted mainly of repayments of BHE senior debt of $1.7 billion, repayments of subsidiary debt of $720 million preferred stock redemptions of $481 million and distributions to noncontrolling interests of $136 million.

For a discussion of recent financing transactions and BHE shareholder's equity transactions, refer to Notes 5 and 11 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the nine-month period ended September 30, 2024, was $(1.5) billion. Sources of cash totaled $5.3 billion and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $6.8 billion and consisted mainly of net repayments of short-term debt of $3.4 billion, repurchases of common stock totaling $2.3 billion, repayments of subsidiary debt of $921 million and distributions to noncontrolling interests of $129 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025
Capital expenditures by business:
PacifiCorp	$2,157	$2,179	$3,051
MidAmerican Funding	1,100	1,210	1,792
NV Energy	1,274	1,996	2,654
Northern Powergrid	474	505	706
BHE Pipeline Group	713	867	1,473
BHE Transmission	181	263	373
BHE Renewables	283	407	642
HomeServices	4	6	11
BHE and Other(1)	50	94	35
Total	$6,236	$7,527	$10,737

Capital expenditures by type:
Electric distribution	$1,618	$1,756	$2,366
Electric transmission	1,101	1,462	1,982
Natural gas transmission and storage	559	728	1,091
Wind generation	614	625	907
Solar generation	218	415	828
Wildfire prevention	314	622	729
Electric battery storage	134	466	550
Other	1,678	1,453	2,284
Total	$6,236	$7,527	$10,737
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
•Electric transmission includes both growth and operating expenditures. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects costs associated with major transmission projects totaling $153 million and $376 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2034 totals $104 million for the remainder of 2025.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $622 million and $162 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $141 million for the remainder of 2025.

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
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $182 million and $143 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $38 million for the remainder of 2025.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $198 million and $169 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the repowering of wind-powered generating facilities totals $186 million for the remainder of 2025. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
◦Construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties at PacifiCorp totaling $165 million and $249 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $35 million for the remainder of 2025 and is primarily for the Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 529 MWs that are expected to be placed in‑service in 2025.
◦Repowering of wind-powered generating facilities at BHE Renewables totaling $5 million for the nine-month period ended September 30, 2024. Repowered facilities were placed in-service in the first quarter of 2024 and meet IRS guidelines for the re-establishment of PTCs for 10 years.
•Solar generation and electric battery storage include growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy totaling $9 million and $1 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending totals $4 million for the remainder of 2025.
◦Construction of solar-powered generating facilities and co-located battery storage at the Nevada Utilities. Spending for the solar-powered generating facilities totaled $271 million and $114 million, respectively, while spending for the co-located battery storage totaled $378 million and $98 million, respectively, for the nine-month periods ended September 30, 2025 and 2024. Planned spending for the solar-powered generating facility and co-located battery storage total $205 million and $39 million, respectively, for the remainder of 2025. Construction includes expenditures for a 150-MW solar photovoltaic facility with an additional 100 MWs of co-located battery storage that was developed in Clark County, Nevada which commenced commercial operation in May 2024 and a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% Nevada Power and 90% Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and commercial operation of the co-located battery storage is expected by mid-2026.
◦Construction of solar-powered generating facilities and co-located battery storage at BHE Renewables. Spending for the solar-powered generating facilities totaled $40 million and $101 million, respectively, while spending for the co-located battery storage totaled $46 million and $34 million, respectively, for the nine-month periods ended September 30, 2025 and 2024. Planned spending for the solar-powered generating facilities and co-located battery storage total $56 million and $25 million, respectively, for the remainder of 2025. Construction includes expenditures for a 48-MW solar photovoltaic facility with an additional 46 MWs of co-located battery storage that will be developed in Kern County, California, with commercial operation expected in 2026 and a 106-MW solar photovoltaic facility with an additional 50 MWs of co-located battery storage located in Jackson County, West Virginia, with commercial operation being completed in three phases between 2026 and 2027.

•Wildfire prevention includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $591 million and $264 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for wildfire prevention totals $98 million for the remainder of 2025, and is comprised of reducing wildfire risk in the fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.
◦Expenditures at the Nevada Utilities totaling $24 million and $33 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for wildfire prevention totals $8 million for the remainder of 2025, and is comprised of reducing wildfire risk in Tier 3 HTAs by rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of September 30, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Notes 5 and 9 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

In April 2025, PacifiCorp filed a renewable adjustment clause application with the OPUC to recover the full costs of certain wind‑powered generating facilities and associated transmission lines that are being only partially recovered as a result of the December 2024 general rate case order or that were placed into service subsequent to the rate effective date of the last general rate case. The application seeks a rate increase of $51 million, or 2.5%, effective January 1, 2026.

In August 2025, PacifiCorp filed an application to defer the costs of certain wind‑powered generating facilities and associated transmission lines not already in rates as of August 15, 2025 through December 31, 2025, when these projects would be included in rates through the renewable adjustment clause.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024. In November 2023, the WPSC approved a rate increase of $54 million, or 8.3%, effective January 1, 2024. In January 2024, PacifiCorp filed an application for rehearing requesting the WPSC consider three items, including the WPSC's adjustment to net power costs related to third-party wholesale reserves, costs associated with the Washington Cap and Invest program and the opportunity to revise PacifiCorp's initial revenue requirement request for updates, corrections and revisions reflected in rebuttal testimony. In April 2024, the WPSC denied a rehearing in an open meeting. PacifiCorp is pursuing review of this decision in federal and Wyoming state courts. In September 2025, the U.S. District Court for the District of Wyoming granted PacifiCorp's motion for summary judgment ruling that the WPSC's net power costs adjustment intruded on the FERC's jurisdiction over third-party wholesale reserves. The WPSC and another intervening party have appealed the decision to the Tenth Circuit Court of Appeals.

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

In April 2025, PacifiCorp filed a power cost only rate case, as directed by the WUTC in the 2023 general rate case, to reset the baseline net power costs to remove coal-fueled resources from rates under the Washington 2026 Protocol also proposed in the filing. The filing requests a $34 million, or 7.9%, rate increase effective January 1, 2026. In September 2025, PacifiCorp submitted rebuttal testimony which reflected a lower proposed rate increase of $12 million, or 2.8%. The update is primarily due to Washington Engrossed House Bill 1329, enacted into law in May 2025, that updated types of wholesale power purchases allowed by electric utilities under Washington's Clean Energy Transformation Act.

In June 2025, PacifiCorp filed its power cost adjustment mechanism requesting recovery of deferred net power costs from 2024. The filing requests a rate increase of $56 million, or 10.0%, effective October 1, 2025. In September 2025, the WUTC approved recovery of $57 million, with an updated effective date of February 1, 2026, for most customer classes. Since the 2024 PCAM effective date coincides with the expiration of the larger 2023 PCAM surcharge, customers will experience an overall decrease in rates.

Idaho

In March 2025, PacifiCorp filed its ECAM to recover deferred net power costs from 2024. The filing requested a rate increase of $8 million, or 2.2%, effective June 1, 2025, that the IPUC approved in May 2025. The filing excluded costs associated with the Washington Cap and Invest program, for which PacifiCorp filed a deferral application in March 2025, for $2 million in costs incurred in 2024, since recovery of such costs under the 2023 ECAM filing are under appeal in the Idaho Supreme Court. In June 2025, the IPUC approved PacifiCorp's request for deferral of the 2024 costs associated with the Washington Cap and Invest program.

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

In September 2024, PacifiCorp filed to recover costs associated with an event that occurred in 2023 recorded in the catastrophic events memorandum account requesting recovery of $30 million over a two-year period, resulting in an annual rate increase of $15 million, or 10.2%, effective March 1, 2025. In August 2025, parties filed a motion for the CPUC to adopt a joint settlement agreement for $29 million amortized over three years. PacifiCorp anticipates a proposed decision from the CPUC in the fourth quarter of 2025.

In June 2025, the CPUC issued a proposed administrative enforcement order against PacifiCorp for its 2020 wildfire mitigation plan compliance. The order alleges that PacifiCorp did not meet targets in the approved wildfire mitigation plan and did not provide sufficient data to support PacifiCorp's compliance or corrective actions. The order proposes a $27 million penalty. In July 2025, PacifiCorp filed a request for hearing which will take place in May 2026.

FERC

PacifiCorp's wholesale transmission rates are set annually using formula rates approved by the FERC and are updated annually. In May 2024, PacifiCorp published the 2024 annual update of its transmission formula rate in the FERC Docket No. ER24-2004-000 pursuant to its formula rate implementation protocols. The 2024 formula rate update included the impacts of approximately $1,677 million of accrued losses, net of expected insurance recoveries associated with the Wildfires recognized during the year ended December 31, 2023, among other adjustments. Pursuant to the formula rate implementation protocols, PacifiCorp transmission customers are permitted to lodge "preliminary challenges" to the formula rate updates, which provides an informal basis upon which PacifiCorp and the transmission customers may exchange certain information and engage in discussions in order to provide further context to the rates resulting from the updates. Transmission customers are ultimately permitted to lodge "formal challenges" to the formula rate update with the FERC in the event preliminary discussions are not fruitful or do not resolve outstanding issues, and the FERC has an established process to resolve formal challenges. In June 2025, several PacifiCorp transmission customers filed such formal challenges with the FERC, largely seeking to disallow PacifiCorp's recovery of the portion of losses associated with the Wildfires allocable to transmission customers through the formula rate and other, less substantive expenses. In August 2025, PacifiCorp filed a response and procedural motion with the FERC to dismiss the formal challenges on the basis that the formal challenges lack merit and do not support finding that PacifiCorp's Wildfires losses were imprudently incurred. In September 2025, those transmission customers who filed the formal challenges filed responses to PacifiCorp's filing. In October 2025, PacifiCorp filed an additional response with the FERC. PacifiCorp will continue to utilize the FERC-established process to resolve all outstanding issues related to its 2024 annual update.

Deferral Accounting Treatment for Increased Costs Associated with Wildfires

In June 2023, PacifiCorp filed an application with the CPUC for authority to establish a Wildfire Expense Memorandum Account to track the costs associated with third-party liability from litigation due to the 2020 Wildfires, increased insurance premium costs associated with third-party liability coverage and costs associated with potential liability for future catastrophic wildfires. In September 2025, the CPUC approved the request to track these costs.

In August 2023, PacifiCorp filed a deferral applications with the WUTC for costs associated with increased insurance premium costs associated with third-party liability coverage. In September 2025, the WUTC approved the request to defer these costs.

2026 PacifiCorp Inter-Jurisdictional Allocation Protocol

In August, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC for approval of PacifiCorp's 2026 Inter-Jurisdictional Cost Allocation Protocol ("2026 Protocol"). The 2026 Protocol is intended to supersede the 2020 PacifiCorp Inter-Jurisdictional Allocation Protocol for Utah, Oregon, Wyoming, Idaho and California, and align with the changes proposed in the Washington 2026 Protocol, filed with the April 2025 power cost only rate case. This filing is the first phase in a multi-phased process to transition PacifiCorp's cost-allocation methodology to accommodate diverging resource portfolios and changes to operations needed to address individual state energy policies. If approved, the 2026 Protocol will be effective for new regulatory filings beginning January 1, 2026. The CPUC will consider the 2026 Protocol as part of PacifiCorp's next general rate case filed in California.

MidAmerican Energy

2025 Solar Reliability Project

In February 2025, MidAmerican Energy filed an application with the IUC for advance ratemaking principles for MidAmerican Energy's 2025 Solar Reliability Project. The application asks the IUC to approve installation of up to 800 MWs of new solar generation in Iowa to meet capacity needs driven by load growth and regional capacity requirements. In July 2025, MidAmerican Energy filed a unanimous settlement with all parties. On September 11, 2025, the IUC issued its final order, approving the unanimous settlement without modification. MidAmerican Energy accepted the ratemaking principles on September 12, 2025, and expects to begin construction in 2025 and place the project's facilities in-service through 2027 and 2028.

Iowa Transmission Legislation

In 2020, Iowa enacted legislation that grants incumbent electric transmission owners the right to construct, own and maintain electric transmission lines that have been approved for construction in a federally registered planning authority's transmission plan and that connect to the incumbent electric transmission owner's facility. This Right of First Refusal ("ROFR") law gave MidAmerican Energy, as an incumbent electric transmission owner, the legal right to construct, own and maintain transmission lines in MidAmerican Energy's service territory that have been approved by the MISO (or another federally registered planning authority) and are eligible to receive regional cost allocation. In October 2020, national transmission interests filed a lawsuit that challenged the law on state constitutional grounds. After an appeal in which the Iowa Supreme Court held the national transmission interests had standing to challenge the law and remanded the case to the Iowa district court for a decision on the merits, the district court, in December 2023, found the legislature impermissibly "log-rolled" the ROFR law into a state appropriations bill in violation of the title and single-subject provisions of the Iowa Constitution and held that the law was unconstitutional and unenforceable. The district court issued an injunction that enjoins MidAmerican Energy and ITC Midwest from further developing the Long Range Transmission Projects ("LRTP") Tranche 1 projects to the extent authority to construct was claimed pursuant to, under, or in reliance on the invalid ROFR law, but allows either company to proceed with projects assigned in a manner not relying on the claimed existence of the law.

In April 2024, MidAmerican Energy and ITC Midwest filed an appeal to the Iowa Supreme Court that challenges the application of the injunction to the LRTP Tranche 1 projects; MISO filed an amicus brief that supports the positions taken by MidAmerican Energy and ITC Midwest.

In May 2024, while the appeal was pending, MISO initiated a variance analysis under its tariff to assess actions that could be taken to mitigate the obstacle to construct posed by the district court injunction. In August 2024, MISO announced the outcome of its variance analysis, which implemented a mitigation plan under the MISO tariff. As part of the mitigation plan, MISO's Competitive Transmission Executive Committee determined the projects should be assigned to the incumbent transmission owners under the transmission owners agreement, which results in no change to the project assignments. MISO affirmed that, pursuant to its tariff, MidAmerican Energy and ITC Midwest remain obligated to construct the projects assigned to each company.

The Iowa Supreme Court held oral arguments in the appeal on April 16, 2025. On May 30, 2025, the Iowa Supreme Court issued its opinion. The Iowa Supreme Court held that the district court's injunction properly restricted the parties from taking any additional action, or relying on prior actions, related to any and all electric transmission line projects in Iowa that were claimed pursuant to, under or in reliance on Iowa's ROFR law. However, the Iowa Supreme Court advised that any relief related to the application of the MISO tariff or the assignment of projects under MISO's variance analysis should be sought from the FERC.

Following the Iowa Supreme Court's opinion, the IUC requested additional briefing in a docket involving an LRTP Tranche 1 project to be constructed by ITC Midwest. The IUC advised that it needed to address "existing barriers to resolution of this and other proposed transmission projects," noting that the Iowa Supreme Court "provided acute clarity with respect to Iowa law and how the Commission should act, or not act, in regard to projects tainted by ROFR" but left unresolved "the impact of federal determinations on these proceedings." MidAmerican Energy filed comments that support the right to proceed with projects assigned under MISO's variance analysis and mitigation plan. At a July 22, 2025 hearing in the ITC Midwest docket, the IUC held that the variance analysis and mitigation plan allowed the project to proceed and encouraged any party that disagreed to "seek appropriate relief from MISO or FERC". No party has taken any action to contest this bench ruling but may still appeal after the IUC issues a final order in ITC Midwest's docket. In the meantime, MidAmerican Energy continues to progress with a franchise petition for its first LRTP Tranche 1 project, consistent with the position taken in ITC Midwest's docket.

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

NV Energy (Nevada Power and Sierra Pacific)

Regulatory Rate Review

In February 2025, Nevada Power filed an electric regulatory rate review with the PUCN that requested an annual revenue increase of $215 million, or 9.0%. Nevada Power filed its certification filing in April 2025 that updated the requested annual revenue increase to $224 million, or 9.4%. In May 2025, a settlement was reached in the cost of capital phase, resulting in the return on equity remaining at 9.5% and the capital structure as well as the cost of debt being approved as filed. Hearings for the revenue requirement and rate design phases were held in July 2025. In September 2025, the PUCN issued an order approving an increase in the revenue requirement of $118 million, which includes 50% of construction work in progress in rate base for the Greenlink project, with rates effective October 1, 2025. In October, 2025. Nevada Power filed a petition for reconsideration and clarification of the order. The petition for reconsideration is still pending a PUCN order.

Wildfire Self-Insurance Policy Filing

In January 2025, the Nevada Utilities filed applications for approval of the establishment and associated cost recovery of a Wildfire Self-Insurance Policy. The applications request that the PUCN issue an order determining that it is reasonable and prudent for the Nevada Utilities to establish a $500 million wildfire self-insurance policy (the "Policy") in order to have additional wildfire liability insurance in place in the event that a catastrophic wildfire in Nevada is alleged to be caused or exacerbated by the utilities equipment. The Policy would provide $500 million in additional coverage for the Nevada Utilities for third-party claims, and it would be in excess to the commercial wildfire liability insurance the Nevada Utilities possess. In addition, the applications request approval to collect the costs for the Policy in rates over a ten-year period. Hearings before the Commission concluded in June 2025. In July 2025, the PUCN issued an order that approved the application in part and denied the application in part. The PUCN found that the Nevada Utilities need additional wildfire liability insurance in an amount of at least $500 million. However, the PUCN also determined that additional information is necessary to assess whether the self-insurance policy proposed by the Nevada Utilities is prudent under the circumstances and reasonable considering other options, if any. The Nevada Utilities filed the additional information requested by the PUCN in October 2025. The PUCN will schedule additional proceedings to assess the prudency of self-insurance.

BHE Pipeline Group

Northern Natural Gas

In July 2025, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.6 billion. This is an increase of $286 million above the cost-of-service filed in its 2022 rate case of $1.3 billion, largely due to higher depreciation expense and return allowance of $165 million from increased rate base and an increase in depreciation and negative salvage rates, and increased operations and maintenance expenses of $96 million. Northern Natural Gas requested increases in various rates, including transportation reservation rates ranging from 85% in the Market Area to 130% in the Field Area to be implemented, subject to refund, on August 1, 2025. In July 2025, the FERC issued an order that suspended the rates proposed for five months following the proposed effective date, until January 1, 2026, subject to refund and the outcome of hearing procedures.

BHE Transmission

AltaLink

In May 2025, AltaLink filed its 2026-2027 General Tariff Application and 2023-2024 Deferral Accounts Reconciliation Application with the AUC. In August 2025, AltaLink advised the AUC that it reached a negotiated settlement with customer groups for substantially all its 2026-2027 GTA revenue and the entirety of the 2023-2024 Deferral Accounts Reconciliation Application. AltaLink filed its revised GTA reflecting the terms of the negotiated settlement agreement with total amended revenue requirements of C$919 million and C$960 million for 2026 and 2027, respectively. Under the agreement, AltaLink reduced its applied-for operating expenses by C$4 million and sustaining capital expenditures by C$67 million for the 2026-2027 test period. The agreement does not include, among other items, AltaLink's 2026-2027 Wildfire Mitigation Plan and the execution and costs of the 2024-2025 Wildfire Mitigation Plan, insurance premiums, depreciation on certain asset classes, the regulatory accounting and income tax treatment of certain costs, the proposal of two deferral accounts, and compliance with prior commission decisions. These items will be heard in an AUC hearing in November 2025, with a decision expected in the first quarter of 2026. In September 2025, the AUC approved the negotiated settlement agreement. The AUC will issue the reasons for its approval at a later date. The approved negotiated settlement marks AltaLink's fourth successful negotiated settlement over the past decade, and it secures revenue for AltaLink to balance safety, reliability and affordability for customers.

BHE U.S. Transmission

In January 2025, ETT filed a request with the Public Utilities Commission of Texas ("PUCT") for a $57 million annual base rate increase over its adjusted test year revenues which includes interim transmission rate updates. The rate case sought a prudence review determination on cumulative capital additions included in interim rates since the initial base regulatory review in 2007. In June 2025, ETT filed a unanimous and unopposed settlement with the PUCT with a base rate increase of approximately $20 million. The settlement also included a determination that ETT's invested capital and rate base are prudent and properly included in rates. A motion to approve interim rates was granted in June 2025. In October 2025, the PUCT issued an order approving the June 2025 settlement. The rates approved by the order are identical to the rates approved on an interim basis.

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
•On June 11, 2025, the EPA issued a proposal to rescind the 2024 rules establishing greenhouse gas emissions limits for existing coal-fueled power plants and new natural gas-fueled power plants. The rule contains two co-proposals: The lead proposal would exclude the power sector from Clean Air Act regulation for greenhouse gas emissions on the grounds that the sector does not significantly contribute to dangerous air pollution; the secondary proposal would eliminate the carbon capture and sequestration-based standards and other requirements from the 2024 rules. The effect of the secondary proposal for new natural gas-fueled plants is to leave in place the efficiency-based Phase 1 standards while removing the carbon capture and sequestration-based Phase 2 standards. For existing coal-fueled plants, the removal of carbon capture and sequestration-based and natural gas co-firing-based requirements means that no greenhouse gas emissions requirements would be in place. The proposed rescission could affect facilities at BHE Renewables, MidAmerican Energy, NV Energy and PacifiCorp. The EPA accepted comments on the proposal through August 7, 2025. Until the rulemaking process is complete and litigation exhausted, full impacts to the affected Registrants cannot be determined.
•On June 11, 2025, the EPA issued a proposal to repeal the 2024 amendments to the Mercury and Air Toxics Standards, specifically addressing the residual risk and technology review that informed the amendments. The repeal includes the filterable particulate matter emission standard as a surrogate for non-mercury hazardous air pollutants; the requirement to use continuous emission monitoring systems for measuring and reporting particulate matter emissions; and the mercury emissions standard for existing lignite-fueled electric generating units. The rescission of the first two limits would affect facilities at MidAmerican Energy and PacifiCorp. The EPA accepted comments on the proposal through August 11, 2025. Until the rulemaking process is complete and litigation exhausted, full impacts to the affected Registrants cannot be determined.

•The EPA finalized its approval of West Virginia's second planning period regional haze plan, setting a precedent for other states seeking to meet haze reduction goals for 156 national parks and wilderness areas using a more gradual reduction timeline, which often means new pollution control requirements are not necessary. The EPA's approval hinges on a reframing of what states need to do to make reasonable progress toward the objective of restoring natural visibility to those lands by 2064. If states meet what is known as the "uniform rate of progress" on the way to that target, they would be deemed in compliance. The EPA believes that the policy meshes with the purpose of regional haze program regulations to achieve reasonable progress towards Congress' natural visibility goal. Several states have regional haze implementation plans pending with the EPA that are expected to be impacted by this policy which are relevant to the relevant Registrants, including Texas, Arizona, Utah, Wyoming and Nevada. Based on the uniform rate of progress policy, the EPA proposed to approve Texas' SIP for the second planning period in May 2025 and accepted comments through July 23, 2025. The EPA partially disapproved SIPs for Arizona, Utah and Wyoming in December 2024. Wyoming and PacifiCorp filed petitions for reconsideration in January 2025 and remain in coordination with the EPA. PacifiCorp filed a petition for reconsideration of the Utah plan denial in January 2025 and remains in coordination with Utah and the EPA. On April 30, 2025, the EPA granted PacifiCorp's petition for reconsideration on its disapproval of the Utah Regional Haze SIP for the second planning period, as well as PacifiCorp's and Wyoming's petitions for reconsideration on the EPA's disapproval of the second planning period Wyoming Regional Haze SIP. On August 7, 2025, the EPA finalized approval of Wyoming's revision of its first planning period regional haze implementation plan for Jim Bridger Units 1 and 2. On January 30, 2014, the EPA disapproved Wyoming's first planning period regional haze SIP for Dave Johnston Unit 3 and imposed a federal plan that effectively required Unit 3 to shut down by the end of 2027. On September 25, 2025, PacifiCorp and Wyoming filed petitions for reconsideration, requesting that the EPA reconsider the specific part of the SIP disapproval that resulted in the federal plan shutdown requirement. PacifiCorp and Wyoming remain in coordination with the EPA. Both the Utah and Wyoming plan denials were also petitioned to the Tenth Circuit Court of Appeals; the suits are abated while the EPA reviews those underlying decisions.
•On July 17, 2025, the EPA issued a direct final rule and companion proposal that would extend the compliance deadlines for coal combustion residual management units set forth in the legacy CCR rule. The rule would (1) establish an additional option that will allow the phase one and phase two facility evaluation reports to be prepared concurrently so long as both reports are submitted no later than February 8, 2027; (2) extend by 15 months the deadline for CCR management units to comply with the groundwater monitoring provisions, which would make the new compliance deadline August 8, 2029; and (3) make conforming changes to the remaining CCR management unit deadlines that will be impacted by the extended facility evaluation report deadline, including the deadlines to install the groundwater monitoring system, develop the groundwater monitoring sampling and analysis program, initiate detection monitoring and assessment monitoring, complete the initial annual report, prepare written closure and post-closure plans and initiate closure. The EPA will accept comments on the direct final rule and co-proposal through September 15, 2025. Because the package was issued as a direct final rule and a co-proposal, any specific provision that does not receive adverse comment will automatically take effect six months following the end of the 30-day comment period. However, adverse comments were submitted, so the direct final rule will be withdrawn and the EPA will proceed to consider that change under the co-proposal. The EPA anticipates finalizing the CCRMU Deadline Extension Rule by December 15, 2025. Until the rulemaking process is complete and litigation exhausted, full impacts to the affected Registrants cannot be determined.
•On July 29, 2025, the EPA extended several compliance deadlines for the 2024 methane regulation, which covers new and modified oil and gas facilities, including transmission and storage assets. The interim rule was effective immediately. Most compliance deadlines for newly regulated sources, including equipment leaks, tank controls, pneumatic controllers, and super-emitter programs, have been extended by 18 months. Monitoring requirements for flares and enclosed combustion have a shorter, 120-day extension. States were given an additional 10 months to submit plans, now due November 9, 2026. The extension rule provides short-term operational relief for the Registrant BHE Pipeline Group, with additional time to plan and implement compliance measures for new and modified sources affected by the rule. However, the extension rule does not alter the substance of obligations under the methane rule. Additional rulemaking to address the substantive elements of the rule is anticipated in 2026.

•On July 29, 2025, the EPA released a proposed rule titled "Reconsideration of 2009 Endangerment Finding and Greenhouse Gas Vehicle Standards." This proposal would repeal the EPA's 2009 Endangerment Finding, a determination that greenhouse gas emissions qualify as air pollution that endangers human health or the environment. The proposed rescission offers several differing and potentially exclusive approaches to reach a new conclusion. The lead proposal would find that Clean Air Act section 202(a) (the section that authorizes regulation of motor vehicle emissions) does not authorize the EPA to prescribe emission standards based on global climate change concerns. The first alternative proposal would repeal the Endangerment Finding by casting doubt on the underlying record and scientific evidence. A second alternative proposal would not withdraw or repeal the Endangerment Finding but instead would reopen the standards the EPA established in 2024 for greenhouse gas emissions from light, medium, and heavy-duty motor vehicles and would find that there are no requisite emissions control technologies for motor vehicle greenhouse emissions that would meaningfully address global climate change without imposing a greater public health burden by presumed economic loss. Depending on which version of the proposal the EPA chooses to finalize, a primary effect could be to remove the legal basis for Clean Air Act regulation of greenhouse gas emissions for power plants and the natural gas pipeline sector. Specifically, if the EPA finalizes either of the first two alternatives, it may no longer have the necessary predicate to consider greenhouse gas emissions a regulated pollutant for purposes of New Source Performance Standards under CAA section 111 or for New Source Review permitting, based on the scope of the authority the EPA is claiming to repeal. The EPA accepted public comments on the proposal through September 22, 2025. A final decision will likely be challenged in the D.C. Circuit and is expected to land at the U.S. Supreme Court for final adjudication. The legal process could take several years, with significant uncertainty in the short term. Until the rulemaking process is complete and litigation has been exhausted, impacts on the relevant Registrants cannot be determined.
•On September 12, 2025, the EPA issued a proposed rule to rescind its greenhouse gas reporting requirements for nearly all industrial sectors currently subject to its Greenhouse Gas Reporting Program and to suspend until 2034 most oil and gas sector rules, while also repealing mandates for gas distribution operations. If finalized, the proposal would remove reporting obligations for most large facilities; all fuel and industrial gas suppliers; and carbon dioxide injection sites. The agency said that no sector would need to submit reports with 2025 data. However, the proposal would extend the March 31, 2026, deadline for such reports until June 10, 2026, which would "allow the EPA time to issue a final rule prior to the regulatory deadline for reporting year 2025." While power plants would no longer be subject to reporting emissions under the greenhouse gas reporting program, Section 821 of the Clean Air Act Amendments of 1990 established a separate statutory requirement that sources subject to the Title IV Acid Rain Program, principally power plants, must monitor and report carbon dioxide. That obligation is carried out through separate regulations that are not affected by the current proposal. Until the rulemaking process is complete and litigation has been exhausted, impacts on the relevant Registrants cannot be determined.
•On September 29, 2025, the EPA issued a proposed and direct final rule that would extend deadlines for coal-fueled power plants to comply with its Effluent Limitations Guidelines and Standards rule that was finalized in April 2024. The rule has been challenged in court, but the case was put on hold in August 2025 so the EPA could reconsider the rule. The direct final rule would give coal-fueled plants an additional six years, until 2032, to assess compliance pathways, as well as an additional five years, until 2035, to comply with several discharge limits. The proposed rule covers a broader set of topics, including proposals to extend compliance deadlines for the zero-discharge requirements in the 2024 rule and to revise provisions to authorize permitting authorities to exercise site-specific discretion in extending deadlines in response to unforeseen demand. The EPA will accept comments on the direct final rule and proposed rule through November 3, 2025. If no adverse comments are received, the direct final rule extending compliance deadlines will take effect December 1, 2025. If adverse comments are received, the direct final rule will not take effect, and the EPA will consider compliance extensions via the companion proposed rule and comment process. PacifiCorp's Dave Johnston Plant is currently operating under a notice of plan participation, submitted in 2021, which committed to permanent cessation of coal combustion at Dave Johnston Units 1, 2 and 3 by December 31, 2028. The proposed rule presents the opportunity to opt out of the subcategory presented in a notice of plan participation and obtain an alternative applicability date to continue burning coal based on changed circumstances. PacifiCorp is evaluating the proposed rule and changed circumstances for applicability to the Dave Johnston Plant. Until the rulemaking process is complete and litigation has been exhausted, impacts on the relevant Registrants cannot be determined.

Air Quality Regulations

Cross-State Air Pollution Rule

On June 18, 2025, the U.S. Supreme Court issued a unanimous decision in favor of Utah and PacifiCorp in the ozone transport case titled Oklahoma v. U.S. Environmental Protection Agency, in which the state and company were parties. The case addressed the proper court venue for the EPA's disapproval of Oklahoma and Utah state ozone transport plans. The court's ruling provides needed clarity and confirms that while SIPs require a careful balance of federal and state collaboration, the Clean Air Act clearly directs that regional courts are the proper court venue for disagreements over the details of those plans. By recognizing that state plans are "undisputedly locally or regionally applicable actions," the court preserved important legal rights for states to have disagreements over their plans heard in the appropriate regional federal circuit court. This enables regional court consideration of the plans and arguments rather than grouping multiple state plans under a national review in the D.C. Circuit. The cases have been transferred back to the Tenth Circuit Court of Appeals, the regional court where they were originally filed. The Tenth Circuit Court of Appeals agreed to abate further litigation while the EPA reconsiders both its earlier disapproval of the state plans and the federal plan it promulgated. To date, the EPA has not taken action on either the state or federal plans.

Regional Haze

On August 5, 2025, the EPA approved Iowa's SIP for the regional haze second planning period. The state's plan requires operational improvements to existing control equipment at MidAmerican Energy's Louisa Generation Station and Walter Scott Jr. Energy Center Unit 3. These improvements were permitted by the Iowa Department of Natural Resources and implemented by MidAmerican prior to EPA's approval of the plan.

On September 29, 2025, the EPA issued an advanced notice of proposed rulemaking to solicit information from the public to help develop regulatory changes on the implementation and structure of the Clean Air Act's Regional Haze Rule. The advanced notice does not impose any requirements, but requests input about how the agency can revise the regional haze rule to streamline regulatory requirements impacting states' visibility improvement obligations. The advanced notice requests information regarding (1) development and use of a reasonable progress metric and consideration of the four statutory reasonable progress factors state regulators must take into account when deciding whether to impose further pollution controls on sources such as coal plants; (2) development of SIP obligation criteria used to determine when a plan revision is required; and (3) determining SIP requirements for states that are required to submit plan revisions. As part of these deliberations, the EPA will also consider whether to keep or extend the existing deadline of 2064 for states to attain natural visibility conditions in their Class I areas – national parks and wilderness areas. The EPA will accept comments on the advance notice through December 1, 2025. Until the rulemaking process is complete and litigation has been exhausted, impacts on the relevant Registrants cannot be determined.

Coal Combustion Residuals

On August 28, 2025, the EPA proposed to approve Wyoming's coal combustion residuals permit program. A final determination is expected in early 2026. If finalized as proposed, the state will have authority to manage disposal of coal combustion residuals in surface impoundments and landfills in Wyoming, replacing the current federal self-implementing program and bringing PacifiCorp coal ash units at Jim Bridger, Dave Johnston and Naughton under the state program. The pending approval excludes provisions related to legacy CCR units, suspension of groundwater monitoring and alternate groundwater protection standards for constituents without maximum contaminant levels. As a result, facilities must comply with both Wyoming's rules and applicable federal requirements for these excluded provisions. PacifiCorp will submit comments in support of EPA's proposed approval of the state of Wyoming's Coal Combustion Residuals permit program by the November 3, 2025, deadline.

Mandatory Climate Change Disclosures

In October 2023, California enacted three climate-related disclosure laws. Because Berkshire Hathaway Energy does business in California and exceeds certain applicability thresholds, it is subject to all three laws. Reporting under all three statutes covers Berkshire Hathaway Energy's global operations, including operating companies that otherwise do not do business in California. Under California's Voluntary Market Disclosure Act, authorized by Assembly Bill 1305, companies must make certain disclosures if they make claims in California regarding greenhouse gas emissions reductions or if they market, sell, purchase or use voluntary carbon offsets. Berkshire Hathaway Energy posted its disclosure on December 31, 2024 on its company website, with the required information concerning its greenhouse gas emissions reduction goals. Berkshire Hathaway Energy is preparing consolidated disclosures of its scopes 1 and 2 greenhouse gas emissions and the financial risks of climate change to the business. Under California's Corporate Greenhouse Gas Reporting Program, authorized by Senate Bill 253, as amended, Scope 1 and Scope 2 emissions must be reported to California beginning in 2026. While a reporting timeline has not been finalized, the Company anticipates a compliance deadline of June 30, 2026. Scope 3 emissions are not required to be reported until 2027. Under California's Climate-Related Financial Risk Disclosure Program, authorized by Senate Bill 261, as amended, a report discussing the financial impacts of climate change to the business, consistent with the Task Force on Climate-Related Financial Disclosures (TCFD) framework, must be posted to the Company's public website by January 1, 2026. The Company is monitoring litigation challenging both SB 253 and SB 261 to assess impacts on compliance obligations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2025, the related consolidated statements of operations, and changes in shareholders' equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
October 31, 2025

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$46	$46
Trade receivables, net	1,039	960
Other receivables, net	159	245
Inventories	893	828
Regulatory assets	753	891
Prepaid expenses	173	283
Other current assets	50	44
Total current assets	3,113	3,297

Property, plant and equipment, net	30,564	29,120
Regulatory assets	1,897	2,026
Other assets	583	561

Total assets	$36,157	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,412	$1,462
Accrued interest	212	239
Accrued property, income and other taxes	244	85
Accrued employee expenses	159	96
Short-term debt	75	240
Current portion of long-term debt	152	302
Regulatory liabilities	63	92
Wildfires liabilities (Note 10)	580	247
Other current liabilities	442	466
Total current liabilities	3,339	3,229

Senior debt	13,191	13,286
Junior subordinated debt	841	—
Regulatory liabilities	2,568	2,550
Deferred income taxes	3,205	3,222
Wildfires liabilities (Note 10)	874	1,289
Other long-term liabilities	1,092	916
Total liabilities	25,110	24,492

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock	—	2
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	6,577	6,040
Accumulated other comprehensive loss, net	(9)	(9)
Total shareholders' equity	11,047	10,512

Total liabilities and shareholders' equity	$36,157	$35,004

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Operating revenue	$2,113	$1,923	$5,691	$4,960

Operating expenses:
Cost of fuel and energy	940	862	2,381	2,076
Operations and maintenance	448	422	1,351	1,248
Wildfires losses (Note 10)	100	—	100	251
Depreciation and amortization	304	287	975	866
Property and other taxes	58	55	177	161
Total operating expenses	1,850	1,626	4,984	4,602

Operating income	263	297	707	358

Other income (expense):
Interest expense	(199)	(193)	(588)	(570)
Allowance for borrowed funds	24	33	70	92
Allowance for equity funds	33	56	91	156
Interest and dividend income	28	47	88	155
Other, net	6	4	17	11
Total other income (expense)	(108)	(53)	(322)	(156)

Income before income tax expense (benefit)	155	244	385	202
Income tax expense (benefit)	(102)	(80)	(154)	(174)
Net income	$257	$324	$539	$376

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2024	$2	$—	$4,479	$5,553	$(10)	$10,024
Net income	—	—	—	324	—	324
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2024	$2	$—	$4,479	$5,877	$(9)	$10,349

Balance, December 31, 2023	$2	$—	$4,479	$5,501	$(10)	$9,972
Net income	—	—	—	376	—	376
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2024	$2	$—	$4,479	$5,877	$(9)	$10,349

Balance, June 30, 2025	$—	$—	$4,479	$6,320	$(9)	$10,790
Net income	—	—	—	257	—	257
Balance, September 30, 2025	$—	$—	$4,479	$6,577	$(9)	$11,047

Balance, December 31, 2024	$2	$—	$4,479	$6,040	$(9)	$10,512
Net income	—	—	—	539	—	539
Preferred stock redemptions	(2)	—	—	(2)	—	(4)
Balance, September 30, 2025	$—	$—	$4,479	$6,577	$(9)	$11,047

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$539	$376
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	975	866
Allowance for equity funds	(91)	(156)
Net power cost deferrals	(270)	(549)
Amortization of net power cost deferrals	694	373
Other changes in regulatory assets and liabilities	(149)	(35)
Deferred income taxes and amortization of investment tax credits	(96)	22
Other, net	12	—
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(72)	(123)
Inventories	(65)	(231)
Derivative collateral, net	(16)	(30)
Prepaid expenses	98	(174)
Accrued property, income and other taxes, net	163	128
Accounts payable and other liabilities	19	117
Wildfires insurance receivable	98	365
Wildfires liability	(82)	(278)
Net cash flows from operating activities	1,757	671

Cash flows from investing activities:
Capital expenditures	(2,179)	(2,157)
Other, net	8	7
Net cash flows from investing activities	(2,171)	(2,150)

Cash flows from financing activities:
Proceeds from senior debt	—	3,762
Proceeds from junior subordinated debt	841	—
Repayments of senior debt	(250)	(425)
Net repayments of short-term debt	(165)	(1,604)
Redemptions and repurchases of preferred stock	(4)	—
Other, net	(4)	(4)
Net cash flows from financing activities	418	1,729

Net change in cash and cash equivalents and restricted cash and cash equivalents	4	250
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	61	192
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$65	$442

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025. Refer to Note 10 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$46	$46
Restricted cash and cash equivalents included in other current assets	16	12
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$65	$61

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2025	2024
Utility plant:
Generation	15 - 59 years	$15,142	$14,316
Transmission	60 - 90 years	11,490	10,939
Distribution	20 - 75 years	10,674	9,842
Intangible plant and other	2 - 75 years	2,622	2,958
Utility plant in-service		39,928	38,055
Accumulated depreciation and amortization		(13,146)	(12,504)
Utility plant in-service, net		26,782	25,551
Nonregulated, net of accumulated depreciation and amortization	34 - 75 years	19	19
		26,801	25,570
Construction work-in-progress		3,763	3,550
Property, plant and equipment, net		$30,564	$29,120

In April 2025, PacifiCorp recorded $87 million in depreciation expense associated with the buy-down of certain plant balances and regulatory assets pursuant to the Utah general rate case order.

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

As of September 30, 2025, and December 31, 2024, approximately $46 million and $11 million, respectively, of federal grant funds reduced additions to property, plant and equipment – net on the Consolidated Balance Sheets. During the nine-month period ended September 30, 2025, approximately $17 million of federal grant funds reduced operating expenses on the Consolidated Statements of Operations. Federal grant funds received during the nine-month period ended September 30, 2024, were insignificant.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax impacts	4	3	5	4
Income tax credits	(69)	(37)	(50)	(74)
Effects of ratemaking(1)	(21)	(18)	(15)	(35)
Other	(1)	(2)	(1)	(2)
Effective income tax rate	(66)%	(33)%	(40)%	(86)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Income tax credits relate primarily to production tax credits ("PTC") from PacifiCorp's wind-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the three-month periods ended September 30, 2025 and 2024, totaled $107 million and $92 million, respectively. PTCs recognized for the nine-month periods ended September 30, 2025 and 2024, totaled $194 million and $150 million, respectively.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For the nine-month period ended September 30, 2025 and 2024, PacifiCorp received net cash payments for federal and state income taxes from BHE totaling $136 million and $240 million, respectively. As of September 30, 2025, net income taxes payable to BHE were $86 million. As of December 31, 2024, federal income taxes receivable from BHE were $3 million and state income taxes payable to BHE were $11 million.

(7)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Pension:
Interest cost	$9	$9	$28	$27
Expected return on plan assets	(11)	(11)	(34)	(35)
Net amortization	1	2	5	7
Net periodic benefit credit	$(1)	$—	$(1)	$(1)

Other postretirement:
Service cost	$—	$—	$—	$—
Interest cost	3	3	8	9
Expected return on plan assets	(3)	(4)	(9)	(10)
Net amortization	(1)	—	(2)	(2)
Net periodic benefit credit	$(1)	$(1)	$(3)	$(3)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2025. As of September 30, 2025, $3 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2025
Not designated as hedging contracts(1):
Commodity assets	$13	$1	$2	$2	$18
Commodity liabilities	(2)	—	(72)	(16)	(90)
Total	11	1	(70)	(14)	(72)

Total derivatives	11	1	(70)	(14)	(72)
Cash collateral receivable	—	—	22	—	22
Total derivatives - net basis	$11	$1	$(48)	$(14)	$(50)

As of December 31, 2024
Not designated as hedging contracts(1):
Commodity assets	$10	$—	$16	$1	$27
Commodity liabilities	(1)	—	(105)	(18)	(124)
Total	9	—	(89)	(17)	(97)

Total derivatives	9	—	(89)	(17)	(97)
Cash collateral receivable	—	—	6	—	6
Total derivatives - net basis	$9	$—	$(83)	$(17)	$(91)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of September 30, 2025, a regulatory asset of $72 million was recorded related to the net derivative liability of $72 million. As of December 31, 2024, a regulatory asset of $97 million was recorded related to the net derivative liability of $97 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$53	$139	$97	$76
Changes in fair value recognized in regulatory assets	82	101	85	265
Net gains reclassified to operating revenue	7	12	17	15
Net losses reclassified to energy costs	(70)	(173)	(127)	(277)
Ending balance	$72	$79	$72	$79

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2025	2024

Electricity sales, net	Megawatt hours	(1)	(1)
Natural gas purchases	Decatherms	151	124

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2025, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with objective credit-risk-related contingent features totaled $90 million and $123 million as of September 30, 2025, and December 31, 2024, respectively, for which PacifiCorp had posted collateral of $22 million and $6 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2025, and December 31, 2024, PacifiCorp would have been required to post $62 million and $100 million, respectively, of additional collateral.

PacifiCorp's collateral requirements associated with wholesale energy agreements could fluctuate considerably due to market price volatility; changes in credit ratings; changes in legislation or regulation or other factors; and if counterparties demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2025:
Assets:
Commodity derivatives	$—	$18	$—	$(6)	$12
Money market mutual funds	37	—	—	—	37
Investment funds	28	—	—	—	28
	$65	$18	$—	$(6)	$77

Liabilities:
Commodity derivatives	$—	$(90)	$—	$28	$(62)

As of December 31, 2024:
Assets:
Commodity derivatives	$—	$27	$—	$(18)	$9
Money market mutual funds	34	—	—	—	34
Investment funds	29	—	—	—	29
	$63	$27	$—	$(18)	$72

Liabilities:
Commodity derivatives	$—	$(124)	$—	$24	$(100)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $22 million and $6 million as of September 30, 2025, and December 31, 2024, respectively.

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

	As of September 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$14,184	$13,457	$13,588	$12,580

(10)    Commitments and Contingencies

Commitments

PacifiCorp has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Purchased Electricity Contracts - Non-Commercially Operable

During the nine-month period ended September 30, 2025, PacifiCorp entered into battery storage agreements with commitments totaling approximately $1.8 billion through 2048. In October 2025, an additional battery storage agreement became effective with commitments totaling approximately $343 million through 2046. The facilities associated with these contracts have not yet achieved commercial operation. To the extent these facilities do not achieve commercial operation, PacifiCorp has no obligation to the counterparty.

Construction Commitments

During the nine-month period ended September 30, 2025, PacifiCorp became committed under the terms of a previously existing construction funding agreement with Idaho Power Company to support the development of the Boardman to Hemingway 500‑kV transmission line. PacifiCorp is committed to contributing up to $460 million toward construction costs, representing PacifiCorp's share of the total estimated project cost of $843 million. In addition, PacifiCorp issued limited notice to proceed for construction contracts totaling $278 million through 2027 for service center and essential services buildings located in Salt Lake City, Utah. The projects are expected to be placed into service mid-2028.

Fuel Contracts

During the nine-month period ended September 30, 2025, PacifiCorp entered into certain coal supply and transportation agreements totaling $109 million through 2029.

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

Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $55 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints and excluding damages that may be sought by additional plaintiffs granted substitution counsel in the James class action lawsuit described below. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $55 billion, $52 billion represents the economic and noneconomic damages sought in the James mass complaints described below. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

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

Based on available information to date, losses have been and will likely continue to be incurred associated with the Wildfires. Final determinations of liability will only be made following the completion of comprehensive investigations, which may be or have been performed by various entities, including the U.S. Department of Agriculture Forest Service ("USFS"), the California Public Utilities Commission, the Oregon Department of Forestry ("ODF") and the Oregon Department of Justice, as well as litigation or similar processes, the outcome of which, if adverse, could, in the aggregate, have a material adverse effect on PacifiCorp's financial condition.

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

In May 2022, the USFS issued its report of investigation into the Archie Creek fire concluding that the probable cause of the fire was power lines owned and operated by PacifiCorp. The USFS report for the Archie Creek fire also states that evidence indicates failure of power line infrastructure. The USFS report of investigation into the Slater fire for the investigation period October 5, 2020, to December 8, 2020, concluded that the fire was caused by a downed power line owned and operated by PacifiCorp. The USFS report for the Slater fire also states that evidence indicates a tree fell onto the power line and that wind blew over the 137-foot tree with internal rot that showed no outward signs of distress and would not have been classified or identified as a hazard tree.

Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in both the Archie Creek and Slater fires with government timber and suppression cost claims remaining. Additionally, settlements have been reached for all wrongful death claims associated with the 2020 Wildfires.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp, ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since filing of the original class action complaint, numerous James class members have been named and damages specified in various complaints as described below. Additionally, numerous cases were consolidated into the original James complaint.

As of October 2025, various mass complaints against PacifiCorp naming approximately 1,700 class members have been filed referencing the James case as the lead case. These James mass complaints make damages-only allegations with substantially all plaintiffs individually seeking $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. An additional 1,500 plaintiffs have been granted the ability not to be represented by James lead counsel. A small portion of these additional plaintiffs have filed complaints seeking damages similar to those in the mass complaints. PacifiCorp expects additional complaints will be filed for these plaintiffs, including for the portion that are scheduled for trial under the July 2025 case management order described below.

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

Subsequent to the June 2023 James verdict, numerous damages phase trials were held with separate jury verdicts issued and damages awarded for each on a basis consistent with the initial trial and relying on the liability determination in the June 2023 James verdict. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the jury verdicts for the first two damages phase trials. PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the damages phase trials once limited judgments are entered and any post-trial motions filed. Refer to "James Court Activity" below regarding the filing of PacifiCorp's appellate briefs. The appeals process and further actions could take several years.

The James jury verdicts awarded various damages as follows (in millions):

	Number of Plaintiffs	Verdict / Limited Judgment Date	Damages(1)
James Trial			Doubled Economic	Non-economic	Punitive	Insurance Offset(2)	Net Damages	Appeal Filed

Jury verdicts, limited judgments entered(3)
Initial James trial	17	June 2023 / January 2024	$9	$67	$18	$2	$92	Yes
First damages	9	January 2024 / April 2024	12	56	16	4	80	Yes
Second damages	10	March 2024 / June 2024	12	23	7	4	38	Yes
Third damages	8	February 2025 / April 2025	8	32	9	4	45	Yes
Fourth damages	7	March 2025 / June 2025	5	34	9	1	47	Yes
Fifth damages	9	April 2025 / August 2025	5	11	3	1	18	Yes
Sixth damages	10	May 2025 / July 2025	11	30	9	2	48	Yes
Seventh damages	10	June 2025 / August 2025	8	28	8	1	43	Yes
Eighth damages	11	July 2025 / September 2025	10	36	10	3	53
Jury verdicts, limited judgments not yet entered
Ninth damages	10	September 2025	11	63	17	3	88
Tenth damages	8	October 2025	5	26	7	1	37

	109		$96	$406	$113	$26	$589
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
(3)For each limited judgment entered in the court, PacifiCorp has posted or expects to post a supersedeas bond, which stays any effort to seek payment of the judgments pending final resolution of any appeals. Under Oregon Revised Statutes 82.010, interest at a rate of 9% per annum will accrue on the judgments commencing at the date the judgments were entered until the entire money award is paid, amended or reversed by an appellate court. The supersedeas bond posted for the June 2023 James verdict covers three years of post-judgment interest while amounts posted for the subsequent verdicts cover two years of post-judgment interest.

Through October 2025, jury verdict awards averaged approximately $5 million per plaintiff, including insurance offset. Additional damages phase trials are scheduled to occur in 2025 through 2028 as described below.

James Court Activity

In April 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addresses numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of non-economic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF's Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs filed their combined answering and cross-appeal brief on August 21, 2025, after plaintiffs requested three delays from the Oregon Court of Appeals. PacifiCorp filed its combined reply brief and cross-appeal answering brief on October 17, 2025. Plaintiffs' reply brief is due on November 7, 2025, unless plaintiffs ask for additional extensions. On October 23, 2025, PacifiCorp filed a request with the Oregon Court of Appeals for an expedited oral argument, which, if granted, will facilitate a more prompt decision from the court.

Subsequent to the first two damages phase trials, nine damages phase trials were scheduled to be held in 2025 in accordance with the Multnomah County Circuit Court Oregon's October 2024 case management order. In March 2025, in consideration of the ODF's Report, PacifiCorp filed a motion to stay the remaining James damages phase trials scheduled under the October 2024 case management order. The motion was heard by the court and was denied in April 2025. The remaining damages phase trial ordered under the October 2024 case management order is scheduled to begin December 1, 2025.

On July 28, 2025, the Multnomah County Circuit Court Oregon issued Case Management Order No. 11 ("CMO No. 11") in response to the May 2025 hearing that was held to evaluate the scheduling of additional damages phase trials. As ordered, CMO No. 11 proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028, involving approximately 2,000 plaintiffs. Additionally, CMO No. 11 requires mediation every other month starting in October 2025.

On August 8, 2025, PacifiCorp filed a motion with the Oregon Court of Appeals to stay the James damages phase trials addressed in CMO No. 11 and to which plaintiffs' counsel responded on August 29, 2025. On September 23, 2025, the Appellate Commissioner of the Oregon Court of Appeals denied PacifiCorp's motion to stay. On September 26, 2025, PacifiCorp filed a request for reconsideration of the stay denial with the Chief Judge of the Oregon Court of Appeals. On October 13, 2025, the Oregon Court of Appeals issued an order denying PacifiCorp's request for reconsideration. PacifiCorp has 35 days from October 13, 2025, to petition the Oregon Supreme Court to review the Oregon Court of Appeals order.

Potential Effects of James CMO No. 11

To appeal the limited judgments, PacifiCorp is required to bond the judgments. As of the date of this filing, PacifiCorp has posted bonds totaling $479 million associated with the limited judgments entered to date for 91 plaintiffs. These bonding requirements will continue to apply to future judgments associated with the CMO No. 11 trial schedule beginning in 2026. As noted above, CMO No. 11 proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028, involving approximately 2,000 plaintiffs. Each trial is subject to and dependent on judicial resources and availability, which will be determined six weeks before each trial. The CMO No. 11 proposed schedule is likely to put significant strain on the Multnomah County Circuit Court system, and PacifiCorp believes this may challenge the court's ability to fulfill the schedule in CMO No. 11.

If, however, the trial schedule and caseload progress as proposed in CMO No. 11 and the future limited judgments follow current trends, PacifiCorp estimates damages awarded in the jury verdicts may exceed its available surety bond and letter of credit capacity, requiring cash to be posted with Multnomah County to stay payment of damages awarded in the subsequent damages trials. PacifiCorp expects additional debt financings, including potential borrowings under its $2.0 billion credit facility subject to its availability, or other sources of funding will be needed to provide liquidity to post cash for judgments. Maintaining this trial schedule will cause significant financial strain on PacifiCorp's liquidity and will put pressure on PacifiCorp's credit metrics due to bonding requirements. Weakening of PacifiCorp's credit metrics could result in a downgrade, potentially below investment grade. Such a downgrade may result in the loss of surety bond and letter of credit capacity; trigger cash collateral calls for surety bonds posted; and trigger additional cash collateral calls or other forms of security for wholesale energy agreements that contain credit-risk-related contingent features or rights to demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness. Additionally, a downgrade of PacifiCorp's senior secured debt below investment grade would require new regulatory applications and approvals due to certain authorizations or exemptions currently in place with certain regulatory commissions for the issuance of securities.

PacifiCorp may be unable to obtain the required funding to meet its liquidity needs due to cash requirements for judgments if the trial schedule and case load progresses as proposed in CMO No. 11. Should PacifiCorp be downgraded below investment grade and unable to secure sufficient debt financings or alternative funding sources, it may have insufficient liquidity to support ongoing operations including the ability to absorb wholesale power volatility, pay suppliers and meet debt obligations, and such liquidity issues may impact transmission and generation development, purchasing power in the market, building and upgrading substations, connecting new customers, addressing outages and maintaining system resilience.

Litigation is inherently difficult to predict, and its potential financial impacts are therefore based on assumptions that will change. Furthermore, there may be judicial decisions and other events or circumstances that could improve or worsen the challenges PacifiCorp faces. PacifiCorp believes it will have sufficient liquidity to cover its operations and obligations beyond a year.

2022 McKinney Fire

According to the California Department of Forestry and Fire Protection, a wildfire began on July 29, 2022, in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California located in PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities. The USFS issued a Wildland Fire Origin and Cause Supplemental Incident Report. The report concluded that a tree coming in contact with a power line is the probable cause of the 2022 McKinney Fire. Settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in the 2022 McKinney Fire with government timber and suppression cost claims remaining. Additionally, PacifiCorp has settled or settled in principle all wrongful death claims associated with the 2022 McKinney Fire.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) ongoing cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through September 30, 2025. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through September 30, 2025, PacifiCorp paid $1,399 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In October 2025 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $1 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$1,381	$1,883	$1,536	$1,723
Accrued losses	100	—	100	251
Payments	(27)	(438)	(182)	(529)
Ending balance	$1,454	$1,445	$1,454	$1,445

As of September 30, 2025, and December 31, 2024, $580 million and $247 million of PacifiCorp's liability for estimated losses associated with the Wildfires was classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of September 30, 2025, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of September 30, 2025, and December 31, 2024, was classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

The following table presents changes in PacifiCorp's receivable for expected insurance recoveries associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$—	$139	$98	$499
Payments received	—	(5)	(98)	(365)
Ending balance	$—	$134	$—	$134

As of September 30, 2025, PacifiCorp had received all expected insurance recoveries. As of December 31, 2024, PacifiCorp's receivable for expected insurance recoveries was included in other receivables, net on the Consolidated Balance Sheets. No additional insurance recoveries beyond those received to date are expected to be available.

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

(11)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Customer Revenue:
Retail:
Residential	$750	$680	$2,022	$1,786
Commercial	677	605	1,844	1,566
Industrial	381	361	1,095	987
Other retail	167	143	372	289
Total retail	1,975	1,789	5,333	4,628
Wholesale	37	25	65	67
Transmission	46	54	128	137
Other Customer Revenue	31	26	93	81
Total Customer Revenue	2,089	1,894	5,619	4,913
Other revenue	24	29	72	47
Total operating revenue	$2,113	$1,923	$5,691	$4,960
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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

Net income for the third quarter of 2025 was $257 million, a decrease of $67 million, compared to 2024. The decrease in net income was primarily due to $100 million of higher wildfire loss accruals, lower allowances for equity and borrowed funds used during construction, increased operations and maintenance expense, lower interest and dividend income, increased depreciation and amortization expense and higher interest expense, partially offset by higher utility margin and a favorable income tax benefit. Utility margin increased primarily due to lower purchased electricity costs from lower volumes and average market prices, higher retail prices and volumes, higher wholesale sales volumes and lower natural gas-fueled generation volumes, partially offset by lower net power costs deferrals, driven by lower current quarter deferrals and higher amortization of prior deferrals, higher coal-fueled generation costs, primarily from higher volumes, lower wholesale market prices, and lower wheeling revenues. Retail customer volumes increased 2.0%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather. Energy generated volumes increased 1,404 gigawatt-hours, or 12%, for the third quarter of 2025 compared to 2024 primarily due to higher coal-fueled generation and higher wind-powered generation, partially offset by lower natural gas-fueled generation and lower hydro-powered generation. Wholesale electricity sales volumes increased 289 gigawatt-hours, or 43%, and energy purchased volumes decreased 910 gigawatt-hours, or 14%.

Net income for the first nine months of 2025 was $539 million, an increase of $163 million, compared to 2024. The increase in net income was primarily due to higher utility margin and $151 million of lower wildfire loss accruals, partially offset by higher depreciation and amortization expense, increased operations and maintenance expense, lower allowances for equity and borrowed funds used during construction, decreased interest and dividend income, increased interest expense, higher property and other taxes and an unfavorable income tax benefit. Utility margin increased primarily due to higher retail prices and volumes, lower purchased electricity costs from lower volumes and average market prices, higher wholesale volumes and lower natural gas-fueled generation volumes, partially offset by lower net power costs deferrals, driven by lower current year deferrals and higher amortization of prior deferrals, higher coal-fueled generation volumes and prices, lower wholesale average market prices and higher wheeling expenses. Retail customer volumes increased 2.0%, primarily due to an increase in the average number of customers, higher customer usage and the favorable impact of weather. Energy generated volumes increased 4,310 gigawatt-hours, or 13% for the first nine months of 2025 compared to 2024 primarily due to higher coal-fueled generation and higher wind-powered generation, partially offset by lower gas-fueled generation and lower hydro-powered generation. Wholesale electricity sales volumes increased 940 gigawatt-hours, or 55%, and energy purchased volumes decreased 2,543 gigawatt-hours, or 15%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin:
Operating revenue	$2,113	$1,923	$190	10%	$5,691	$4,960	$731	15%
Cost of fuel and energy	940	862	78	9	2,381	2,076	305	15
Utility margin	1,173	1,061	112	11	3,310	2,884	426	15
Operations and maintenance	448	422	26	6	1,351	1,248	103	8
Wildfires losses	100	—	100	*	100	251	(151)	(60)
Depreciation and amortization	304	287	17	6	975	866	109	13
Property and other taxes	58	55	3	5	177	161	16	10
Operating income	$263	$297	$(34)	(11)%	$707	$358	$349	97%

*    Not meaningful

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin (in millions):
Operating revenue	$2,113	$1,923	$190	10%	$5,691	$4,960	$731	15%
Cost of fuel and energy	940	862	78	9	2,381	2,076	305	15
Utility margin	$1,173	$1,061	$112	11%	$3,310	$2,884	$426	15%

Sales (GWhs):
Residential	5,014	4,994	20	—%	13,918	13,728	190	1%
Commercial(1)	6,153	5,749	404	7	17,048	16,104	944	6
Industrial(1)	4,153	4,240	(87)	(2)	12,501	12,824	(323)	(3)
Other(1)	828	855	(27)	(3)	1,488	1,417	71	5
Total retail	16,148	15,838	310	2	44,955	44,073	882	2
Wholesale	967	678	289	43	2,655	1,715	940	55
Total sales	17,115	16,516	599	4%	47,610	45,788	1,822	4%

Average number of retail customers (in thousands)	2,140	2,108	32	2%	2,133	2,099	34	2%

Average revenue per MWh:
Retail	$122.52	$113.11	$9.41	8%	$118.77	$105.16	$13.61	13%
Wholesale	$58.83	$73.12	$(14.29)	(20)%	$46.98	$58.86	$(11.88)	(20)%

Heating degree days	103	125	(22)	(18)%	5,911	5,907	4	—%
Cooling degree days	1,706	1,762	(56)	(3)%	2,264	2,276	(12)	(1)%

Sources of energy (GWhs)(1):
Coal	6,634	4,856	1,778	37%	17,768	12,795	4,973	39%
Natural gas	4,586	4,964	(378)	(8)	11,552	12,413	(861)	(7)
Wind(2)	1,281	1,186	95	8	5,278	4,932	346	7
Hydroelectric and other(2)	406	497	(91)	(18)	2,086	2,234	(148)	(7)
Total energy generated	12,907	11,503	1,404	12	36,684	32,374	4,310	13
Energy purchased	5,491	6,401	(910)	(14)	14,679	17,222	(2,543)	(15)
Total	18,398	17,904	494	3%	51,363	49,596	1,767	4%

Average cost of energy per MWh:
Energy generated(3)	$26.60	$24.52	$2.08	8%	$25.44	$24.10	$1.34	6%
Energy purchased	$69.36	$94.81	$(25.45)	(27)%	$60.14	$78.09	$(17.95)	(23)%
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

Quarter Ended September 30, 2025, compared to Quarter Ended September 30, 2024

Utility margin increased $112 million for the third quarter of 2025 compared to 2024 primarily due to:
•$226 million of lower purchased electricity costs from lower volumes and lower average market prices;
•$187 million increase in retail revenue due to higher average prices and higher volumes. Retail revenue increased primarily due to price impacts of $151 million from higher average rates, largely from tariff changes and $36 million from higher retail volumes. Retail customer volumes increased 2.0%, primarily due to an increase in Utah and Oregon commercial customer usage, an increase in the average number of commercial and residential customers across the service territory, mainly in Utah and Oregon and an increase in Oregon and Washington residential customer usage, partially offset by a decrease in Wyoming, Utah, Washington and California industrial customer usage, unfavorable weather related impacts on residential and commercial customers in Utah and Oregon, unfavorable Idaho and California irrigation customer usage and unfavorable Wyoming, Utah, Idaho and California residential customer usage;
•$8 million of lower natural gas-fueled generation costs from lower volumes, partially offset by higher prices; and
•$7 million increase in wholesale revenue due to higher volumes, partially offset by lower average market prices.
The increases above were partially offset by:
•$240 million of lower net power costs deferrals in accordance with established adjustment mechanisms driven by lower current quarter deferrals and higher amortization of prior deferrals; and
•$69 million of higher coal-fueled generation costs, primarily from higher volumes.

Operations and maintenance increased $26 million, or 6%, for the third quarter of 2025 compared to 2024 primarily due to:
•$11 million of higher demand side management amortization driven by increased spend;
•$10 million increase in salary and benefit expenses;
•$8 million of higher insurance expense due to higher premiums associated with third-party liability coverage;
•$7 million of higher legal fees; and
•$7 million of higher general plant and maintenance costs.
The increases above were partially offset by:
•$19 million of lower vegetation management and wildfire mitigation costs, primarily from lower gross costs and lower amortization of prior deferrals.
Wildfires losses increased $100 million for the third quarter of 2025 compared to 2024 due to an increase in loss accruals associated with the 2020 Wildfires.

Depreciation and amortization increased $17 million, or 6%, for the third quarter of 2025 compared to 2024, primarily due to higher average in-service plant, partially offset by current year extension of depreciable lives for certain plants as a result of the Oregon 2025 general rate case order.

Property and other taxes increased $3 million, or 5%, for the third quarter of 2025 compared to 2024, primarily due to higher franchise taxes primarily in Oregon, and higher Washington public utility taxes.

Interest expense increased $6 million, or 3%, for the third quarter of 2025 compared to 2024, primarily due to the issuance of $850 million of junior subordinated notes in March 2025.

Allowance for borrowed and equity funds decreased $32 million, or 36%, for the third quarter of 2025 compared to 2024, primarily due to lower qualified construction work-in-progress balances and lower rates.

Interest and dividend income decreased $19 million, or 40%, for the third quarter of 2025 compared to 2024, primarily due to lower current year cash equivalents and lower interest rates.

Income tax benefit increased $22 million, or 28%, for the third quarter of 2025 compared to 2024, and the effective tax rate was (66)% for 2025 and (33)% for 2024. The $22 million increase is primarily due to higher loss accruals associated with the 2020 Wildfires, higher PTCs from PacifiCorp's wind-powered generating facilities, partially offset by lower benefit from the effects of ratemaking.

First Nine Months of 2025 compared to First Nine Months of 2024

Utility margin increased $426 million for the first nine months of 2025 compared to 2024 primarily due to:
•$705 million increase in retail revenue due to higher average prices and higher retail volumes. Retail revenue increased primarily due to price impacts of $604 million from higher average rates, largely from tariff changes and favorable adjustments of $87 million due to the buy-down of certain plant balances and regulatory assets pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense) and $101 million from higher retail volumes. Retail customer volumes increased 2.0%, primarily due to higher Utah and Oregon commercial customer usage, an increase in the average number of commercial and residential customers across the service territory, mainly in Utah and Oregon, favorable weather related impacts on residential and commercial customers and an increase in irrigation customer usage across the service territory, except in California, partially offset by a decrease in industrial customer usage across the service territory, except in Idaho and Oregon and a decrease in residential customer usage across the service territory, except in Oregon and Idaho;
•$462 million of lower purchased electricity costs from lower volumes and prices;
•$24 million of higher wholesale revenue from higher volumes, partially offset by lower average market prices; and
•$21 million of lower natural gas-fueled generation costs from lower volumes, partially offset by higher prices.
The increases above were partially offset by:
•$600 million of lower net power costs deferrals in accordance with established adjustment mechanisms driven by higher amortization of prior deferrals and lower current year deferrals;
•$174 million of higher coal-fueled generation costs due to higher volumes and prices; and
•$15 million of higher wheeling expense.

Operations and maintenance increased $103 million, or 8%, for the first nine months of 2025 compared to 2024 primarily due to:
•$46 million of higher demand side management amortization driven by increased spend;
•$39 million of higher insurance expense due to higher premiums associated with third-party liability coverage;
•$37 million of higher general plant and maintenance costs;
•$30 million increase in salary and benefit expenses;
•$17 million of higher legal fees; and
•$15 million of disallowance loss of Utah's share of certain assets on the Klamath River hydroelectric system as a result of the 2025 Utah general rate case.
The increases above were partially offset by:
•$66 million of lower vegetation management and wildfire mitigation costs primarily from higher current year cost deferrals in Oregon and California, lower amortization of prior deferrals and lower gross costs;
•$15 million due to higher accruals of federal grant reimbursements;
•$11 million decrease associated with prior year accrual of the Lower Klamath Project, net of reserve; and
•$6 million of lower injuries and damages expenses, excluding the Wildfires.
Wildfire losses decreased $151 million, or 60% for the first nine months of 2025 compared to 2024 due to a decrease in loss accruals associated with the 2020 Wildfires.

Depreciation and amortization increased $109 million, or 13%, for the first nine months of 2025 compared to 2024 primarily due to the second quarter 2025 buy-down of certain plant and regulatory asset balances pursuant to the 2025 Utah general rate case order of $87 million (fully offset in retail revenue) and higher average in-service plant, partially offset by current year extension of depreciable lives for certain plants as a result of the Oregon 2025 general rate case order, and a $12 million decrease due to change in allocation adjustment compounded by prior year allocation adjustment increase of $5 million.

Interest expense increased $18 million, or 3%, for the first nine months of 2025 compared to 2024, primarily due to the issuance of $850 million of junior subordinated notes in March 2025.

Property and other taxes increased $16 million, or 10%, for the first nine months of 2025 compared to 2024 primarily due to higher property taxes in Utah and Washington, higher franchise taxes primarily in Oregon, higher federal excise tax expense and higher Washington public utility taxes.

Allowance for borrowed and equity funds decreased $87 million, or 35%, for the first nine months of 2025 compared to 2024 primarily due to lower qualified construction work-in-progress balances and lower rates.

Interest and dividend income decreased $67 million, or 43%, for the first nine months of 2025 compared to 2024 primarily due to lower current year cash equivalents, lower interest rates and lower interest income on regulatory assets.

Other, net increased $6 million or 55%, for the first nine months of 2025 compared to 2024, primarily due to an increase in income tax gross up billings on customer contributions in aid of construction.

Income tax benefit decreased $20 million, or 11%, for the first nine months of 2025 compared to 2024 and the effective tax rate was (40)% for 2025 and (86)% for 2024. The $20 million decrease is primarily due to lower loss accruals associated with the 2020 Wildfires and lower benefit from the effects of ratemaking, partially offset by higher PTCs from PacifiCorp's wind-powered generating facilities.

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

Additionally, to the extent PacifiCorp is unable to obtain additional surety bonds in the event of further unfavorable trial verdicts associated with the Wildfires, it may be required to post letters of credit or cash to secure such judgments. Such requirements could further reduce PacifiCorp's liquidity and availability under its revolving credit facility as further described in the "Potential Effects of James CMO No. 11" section in Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q. PacifiCorp believes it will have sufficient liquidity to cover its operations and obligations beyond a year.

As of September 30, 2025, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$46

Credit facilities(1)	2,900
Less:
Short-term debt	(75)
Tax-exempt bond support and letters of credit	(52)
Net credit facility	2,773

Total net liquidity	$2,819

Maturity dates	2026, 2028
(1)Refer to "Credit Facilities and Letters of Credit" below for further discussion regarding PacifiCorp's credit facilities.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024 were $1,757 million and $671 million, respectively. The increase is primarily due to lower wholesale purchases, higher collections from retail customers and lower cash paid for wildfire liability settlement payments, partially offset by lower insurance reimbursements related to wildfire liabilities and higher cash paid for income taxes and interest.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024 were $(2,171) million and $(2,150) million, respectively. The change is primarily due to an increase in capital expenditures of $22 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2025, were $418 million. Sources of cash consisted of net proceeds from the issuance of junior subordinated notes of $841 million. Uses of cash consisted primarily of $250 million for the repayment of long-term debt and $165 million for the repayment of short-term debt.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the nine-month period ended September 30, 2024, were $1.7 billion. Sources of cash consisted of net proceeds from the issuance of long‑term debt of $3.8 billion. Uses of cash consisted primarily of $1.6 billion for the repayment of short-term debt and $425 million for the repayment of long-term debt.

Short-term Debt

Regulatory authorities limit PacifiCorp to $3.0 billion of short-term debt. As of September 30, 2025, PacifiCorp had $75 million of short-term debt outstanding at a weighted average rate of 4.38%. As of December 31, 2024, PacifiCorp had $240 million of short-term debt outstanding at a weighted average rate of 4.65%.

Long-term Debt Authorizations

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

Credit Facilities and Letters of Credit

In June 2025, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2027. The amendment extended the expiration date to June 2028 and amended certain provisions of the existing credit agreement. As of September 30, 2025, PacifiCorp had no letters of credit outstanding under its $2.0 billion revolving credit facility and had an additional $59 million of letters of credit outstanding in support of certain transactions required by third parties.

In June 2025, PacifiCorp amended its existing $900 million 364‑day unsecured credit facility expiring in June 2025. The amendment extended the expiration date to June 2026 and amended certain provisions of the existing credit agreement. As of September 30, 2025, PacifiCorp's $900 million 364‑day unsecured credit facility was fully available.

Future Uses of Cash

PacifiCorp has available a variety of sources of liquidity and capital resources, both internal and external, including net cash flows from operating activities, public and private debt offerings, the issuance of commercial paper, the use of unsecured revolving credit facilities, bank loans, capital contributions and other sources. These sources are expected to provide funds required for current operations, capital expenditures, debt retirements and other capital requirements. The availability and terms under which PacifiCorp has access to external financing depend on a variety of factors, including PacifiCorp's credit ratings, investors' judgment of risk associated with PacifiCorp and conditions in the overall capital markets, including the condition of the utility industry.

Capital Expenditures

PacifiCorp has significant future capital requirements. Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customer rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings, including regulatory filings for Certificates of Public Convenience and Necessity; outcomes of legal actions associated with the Wildfires, including the impacts of the recent James case management order on PacifiCorp's liquidity; changes in income tax laws; general business conditions; new customer requests; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025

Electric distribution	$567	$569	$801
Electric transmission	612	472	714
Wildfire prevention	264	591	689
Wind generation	268	184	228
Other	446	363	619
Total	$2,157	$2,179	$3,051
PacifiCorp's historical and forecast capital expenditures include the following:
•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $243 million and $253 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for new customer connections totals $127 million for the remainder of 2025. The remaining investments primarily relate to expenditures for distribution operations.
•Electric transmission includes both growth projects and operating expenditures. Transmission growth primarily reflects costs associated with major transmission projects totaling $153 million and $376 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2034 totals $104 million for the remainder of 2025.

•Wildfire prevention includes operating expenditures totaling $591 million and $264 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for wildfire prevention totals $98 million for the remainder of 2025.
•Wind generation includes both growth projects and operating expenditures. Growth projects include construction of new wind-powered generating facilities and construction at existing wind-powered generating facility sites acquired from third parties totaling $165 million and $249 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the construction of additional wind‑powered generating facilities and those at acquired sites totals $35 million for the remainder of 2025 and is primarily for the Rock Creek I and Rock Creek II wind‑powered generating facilities totaling approximately 529 MWs that are expected to be placed in‑service in 2025.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $96 million and $125 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned information technology spending totals $56 million for the remainder of 2025. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In April 2025, PacifiCorp filed an expedited application with the OPUC seeking approval to issue to market an RFP for new generating and energy storage resources that will serve Oregon customers and be recovered through Oregon retail rates. In May 2025, the OPUC issued an order for a partial waiver of competitive bidding rules but still requiring PacifiCorp to go through the formal approval process. The OPUC approved the RFP in August 2025, with certain conditions. Those conditions were satisfied in October 2025, when it was issued to market.

In June 2025, PacifiCorp filed an expedited application with the WUTC seeking approval to issue to market an RFP for new generating and energy storage resources that will serve Washington customers and be recovered through Washington retail rates. The WUTC approved the RFP in August 2025, and it was issued to market in September 2025.

Material Cash Requirements

As of September 30, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Notes 5 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Collateral and Contingent Features

Debt securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2025, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales, and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2025, PacifiCorp would have been required to post $187 million of additional collateral. PacifiCorp's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation, outstanding accounts payable and receivable or other factors. Refer to Note 8 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2025, the related statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
October 31, 2025

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$933	$549
Trade receivables, net	457	230
Income tax receivable	—	2
Inventories	314	369
Prepayments	128	117
Other current assets	66	63
Total current assets	1,898	1,330

Property, plant and equipment, net	23,246	22,765
Regulatory assets	663	622
Investments and restricted investments	1,253	1,147
Other assets	249	252

Total assets	$27,309	$26,116

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$386	$375
Accrued interest	92	117
Accrued property, income and other taxes	261	192
Current portion of long-term debt	4	17
Other current liabilities	148	91
Total current liabilities	891	792

Long-term debt	8,810	8,807
Regulatory liabilities	1,320	1,264
Deferred income taxes	3,721	3,626
Asset retirement obligations	851	823
Other long-term liabilities	718	623
Total liabilities	16,311	15,935

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	10,437	9,620
Total shareholder's equity	10,998	10,181

Total liabilities and shareholder's equity	$27,309	$26,116

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Regulated electric	$1,026	$814	$2,436	$2,014
Regulated natural gas and other	100	93	564	466
Total operating revenue	1,126	907	3,000	2,480

Operating expenses:
Cost of fuel and energy	266	136	543	326
Cost of natural gas purchased for resale and other	43	37	346	254
Operations and maintenance	241	230	703	696
Depreciation and amortization	209	230	771	685
Property and other taxes	45	40	133	124
Total operating expenses	804	673	2,496	2,085

Operating income	322	234	504	395

Other income (expense):
Interest expense	(100)	(106)	(301)	(315)
Allowance for borrowed funds	9	8	24	21
Allowance for equity funds	23	19	62	53
Other, net	22	25	50	69
Total other income (expense)	(46)	(54)	(165)	(172)

Income before income tax expense (benefit)	276	180	339	223
Income tax expense (benefit)	(65)	(160)	(479)	(592)

Net income	$341	$340	$818	$815

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, June 30, 2024	$—	$561	$9,092	$9,653
Net income	—	—	340	340
Balance, September 30, 2024	$—	$561	$9,432	$9,993

Balance, December 31, 2023	$—	$561	$9,042	$9,603
Net income	—	—	815	815
Common stock dividend	—	—	(425)	(425)
Balance, September 30, 2024	$—	$561	$9,432	$9,993

Balance, June 30, 2025	$—	$561	$10,097	$10,658
Net income	—	—	341	341
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2025	$—	$561	$10,437	$10,998

Balance, December 31, 2024	$—	$561	$9,620	$10,181
Net income	—	—	818	818
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2025	$—	$561	$10,437	$10,998

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$818	$815
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	771	685
Amortization of utility plant to other operating expenses	27	26
Allowance for equity funds	(62)	(53)
Deferred income taxes and investment tax credits, net	65	84
Other, net	(37)	(22)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(231)	(9)
Inventories	55	(21)
Accrued property, income and other taxes, net	67	31
Accounts payable and other liabilities	(4)	(167)
Net cash flows from operating activities	1,469	1,369

Cash flows from investing activities:
Capital expenditures	(1,210)	(1,100)
Purchases of marketable securities	(340)	(234)
Proceeds from sales of marketable securities	339	224
Other, net	5	10
Net cash flows from investing activities	(1,206)	(1,100)

Cash flows from financing activities:
Common stock dividends	—	(425)
Proceeds from long-term debt	—	592
Repayments of long-term debt	(16)	(2)
Other, net	137	(2)
Net cash flows from financing activities	121	163

Net change in cash and cash equivalents and restricted cash and cash equivalents	384	432
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	555	642
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$939	$1,074

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

The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$933	$549
Restricted cash and cash equivalents in other current assets	6	6
Total cash and cash equivalents and restricted cash and cash equivalents	$939	$555

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2025	2024
Utility plant:
Generation	20-62 years	$17,908	$18,446
Transmission	55-80 years	3,038	3,029
Electric distribution	15-80 years	6,280	5,890
Natural gas distribution	30-75 years	2,447	2,413
Utility plant in-service		29,673	29,778
Accumulated depreciation and amortization		(8,500)	(8,572)
Utility plant in-service, net		21,173	21,206
Nonregulated, net of accumulated depreciation and amortization	20-50 years	6	6
		21,179	21,212
Construction work-in-progress		2,067	1,553
Property, plant and equipment, net		$23,246	$22,765

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the nine-month periods ended September 30, 2025 and 2024, $38 million and $— million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(42)	(94)	(160)	(270)
State income tax, net of federal income tax impacts	(1)	(9)	(1)	(9)
Effects of ratemaking	(1)	(6)	(1)	(5)
Other, net	(1)	(1)	—	(2)
Effective income tax rate	(24)%	(89)%	(141)%	(265)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Energy recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2025 and 2024, totaled $547 million and $602 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Energy received net cash payments for income tax from BHE totaling $634 million and $736 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Pension:
Service cost	$2	$2	$6	$7
Interest cost	7	7	23	23
Expected return on plan assets	(7)	(8)	(23)	(24)
Net amortization	—	1	—	—
Net periodic benefit cost	$2	$2	$6	$6

Other postretirement:
Service cost	$1	$2	$3	$4
Interest cost	3	3	9	9
Expected return on plan assets	(5)	(4)	(14)	(12)
Net amortization	(1)	—	(2)	1
Net periodic benefit (credit) cost	$(2)	$1	$(4)	$2

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2025 are expected to be $7 million and $1 million, respectively. As of September 30, 2025, $5 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2025:
Assets:
Commodity derivatives	$—	$7	$1	$(3)	$5
Money market mutual funds	876	—	—	—	876
Debt securities:
U.S. government obligations	278	—	—	—	278
Corporate obligations	—	128	—	—	128
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	539	—	—	—	539
International companies	9	—	—	—	9
Investment funds	20	—	—	—	20
	$1,722	$137	$1	$(3)	$1,857

Liabilities:
Commodity derivatives	$—	$(12)	$(5)	$7	$(10)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2024:
Assets:
Commodity derivatives	$—	$5	$1	$(3)	$3
Money market mutual funds	538	—	—	—	538
Debt securities:
U.S. government obligations	271	—	—	—	271
Corporate obligations	—	109	—	—	109
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	479	—	—	—	479
International companies	9	—	—	—	9
Investment funds	23	—	—	—	23
	$1,320	$116	$1	$(3)	$1,434

Liabilities:
Commodity derivatives	$—	$(15)	$(3)	$6	$(12)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $4 million and $3 million as of September 30, 2025, and December 31, 2024, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$—	$(2)	$(2)	$(11)
Changes in fair value recognized in net regulatory assets	(6)	(11)	(6)	(17)
Settlements	2	5	4	20
Ending balance	$(4)	$(8)	$(4)	$(8)

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

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$8,814	$8,130	$8,824	$7,911

(9)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the nine-month period ended September 30, 2025, MidAmerican Energy entered into firm construction commitments totaling $73 million for the remainder of 2025 through 2028 related to the construction of wind-powered, solar-powered and other new generating facilities in Iowa.

In October 2025, MidAmerican Energy entered into firm construction commitments totaling $531 million for the remainder of 2025 through 2029 related to the construction of wind-powered, solar-powered and other new generating facilities in Iowa.

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

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 11 (in millions):

	For the Three-Month Period Ended September 30, 2025				For the Nine-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$279	$55	$—	$334	$637	$324	$—	$961
Commercial	121	17	—	138	290	119	—	409
Industrial	444	5	—	449	1,020	19	—	1,039
Natural gas transportation services	—	12	—	12	—	39	—	39
Other retail	50	1	—	51	126	3	—	129
Total retail	894	90	—	984	2,073	504	—	2,577
Wholesale	109	9	—	118	266	56	—	322
Multi-value transmission projects	14	—	—	14	41	—	—	41
Other Customer Revenue	—	—	—	—	—	—	3	3
Total Customer Revenue	1,017	99	—	1,116	2,380	560	3	2,943
Other revenue	9	1	—	10	56	1	—	57
Total operating revenue	$1,026	$100	$—	$1,126	$2,436	$561	$3	$3,000

	For the Three-Month Period Ended September 30, 2024				For the Nine-Month Period Ended September 30, 2024
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$242	$51	$—	$293	$581	$276	$—	$857
Commercial	104	15	—	119	262	95	—	357
Industrial	338	4	—	342	830	12	—	842
Natural gas transportation services	—	12	—	12	—	37	—	37
Other retail	50	—	—	50	125	4	—	129
Total retail	734	82	—	816	1,798	424	—	2,222
Wholesale	53	9	—	62	122	37	—	159
Multi-value transmission projects	15	—	—	15	43	—	—	43
Other Customer Revenue	—	—	2	2	—	—	4	4
Total Customer Revenue	802	91	2	895	1,963	461	4	2,428
Other revenue	12	—	—	12	51	1	—	52
Total operating revenue	$814	$91	$2	$907	$2,014	$462	$4	$2,480

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,026	$100	$—	$1,126
Cost of sales	266	43	—	309
Operations and maintenance	205	36	—	241
Depreciation and amortization	191	18	—	209
Property and other taxes	41	4	—	45
Operating income	323	(1)	—	322
Interest expense	(92)	(8)	—	(100)
Interest and dividend income	9	1	—	10
Income tax expense (benefit)	(62)	(2)	(1)	(65)
Other segment items(2)	40	4	—	44
Net income (loss)	$342	$(2)	$1	$341

Capital expenditures	$435	$35	$—	$470

	For the Nine-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,436	$561	$3	$3,000
Cost of sales	543	345	1	889
Operations and maintenance	599	103	1	703
Depreciation and amortization	719	52	—	771
Property and other taxes	122	11	—	133
Operating income	453	50	1	504
Interest expense	(278)	(23)	—	(301)
Interest and dividend income	22	2	—	24
Income tax expense (benefit)	(488)	8	1	(479)
Other segment items(2)	104	10	(2)	112
Net income (loss)	$789	$31	$(2)	$818

Capital expenditures	$1,118	$91	$1	$1,210

	For the Three-Month Period Ended September 30, 2024
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$814	$91	$2	$907
Cost of sales	136	37	—	173
Operations and maintenance	190	39	1	230
Depreciation and amortization	214	16	—	230
Property and other taxes	37	3	—	40
Operating income	237	(4)	1	234
Interest expense	(98)	(8)	—	(106)
Interest and dividend income	12	1	—	13
Income tax expense (benefit)	(153)	(3)	(4)	(160)
Other segment items(2)	33	6	—	39
Net income (loss)	$337	$(2)	$5	$340

Capital expenditures	$344	$18	$—	$362

	For the Nine-Month Period Ended September 30, 2024
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,014	$462	$4	$2,480
Cost of sales	326	254	—	580
Operations and maintenance	592	103	1	696
Depreciation and amortization	636	49	—	685
Property and other taxes	113	11	—	124
Operating income	347	45	3	395
Interest expense	(292)	(23)	—	(315)
Interest and dividend income	29	3	—	32
Income tax expense (benefit)	(597)	6	(1)	(592)
Other segment items(2)	105	10	(4)	111
Net income (loss)	$786	$29	$—	$815

Capital expenditures	$1,038	$61	$1	$1,100

	As of
	September 30,	December 31,
	2025	2024
Assets:
Regulated electric	$25,260	$24,159
Regulated natural gas	2,048	1,956
Other(1)	1	1
Total assets	$27,309	$26,116
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

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2025, the related consolidated statements of operations, and changes in member's equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2025

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$934	$552
Trade receivables, net	457	230
Income tax receivable	—	2
Inventories	314	369
Prepayments	128	117
Other current assets	66	62
Total current assets	1,899	1,332

Property, plant and equipment, net	23,247	22,766
Goodwill	1,270	1,270
Regulatory assets	663	622
Investments and restricted investments	1,254	1,149
Other assets	249	251

Total assets	$28,582	$27,390

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$385	$375
Accrued interest	93	122
Accrued property, income and other taxes	261	192
Note payable to affiliate	26	13
Current portion of long-term debt	4	17
Other current liabilities	148	92
Total current liabilities	917	811

Long-term debt	9,050	9,047
Regulatory liabilities	1,320	1,264
Deferred income taxes	3,719	3,624
Asset retirement obligations	851	823
Other long-term liabilities	718	622
Total liabilities	16,575	16,191

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	10,328	9,520
Total member's equity	12,007	11,199

Total liabilities and member's equity	$28,582	$27,390

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Regulated electric	$1,026	$814	$2,436	$2,014
Regulated natural gas and other	100	93	564	466
Total operating revenue	1,126	907	3,000	2,480

Operating expenses:
Cost of fuel and energy	266	136	543	326
Cost of natural gas purchased for resale and other	43	37	346	254
Operations and maintenance	241	230	704	696
Depreciation and amortization	209	230	771	685
Property and other taxes	45	40	133	124
Total operating expenses	804	673	2,497	2,085

Operating income	322	234	503	395

Other income (expense):
Interest expense	(104)	(109)	(314)	(327)
Allowance for borrowed funds	9	8	24	21
Allowance for equity funds	23	19	62	53
Other, net	21	23	50	68
Total other income (expense)	(51)	(59)	(178)	(185)

Income before income tax expense (benefit)	271	175	325	210
Income tax expense (benefit)	(66)	(162)	(483)	(596)

Net income	$337	$337	$808	$806

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, June 30, 2024	$1,679	$8,998	$10,677
Net income	—	337	337
Balance, September 30, 2024	$1,679	$9,335	$11,014

Balance, December 31, 2023	$1,679	$8,954	$10,633
Net income	—	806	806
Distribution to member	—	(425)	(425)
Balance, September 30, 2024	$1,679	$9,335	$11,014

Balance, June 30, 2025	$1,679	$9,990	$11,669
Net income	—	337	337
Other equity transactions	—	1	1
Balance, September 30, 2025	$1,679	$10,328	$12,007

Balance, December 31, 2024	$1,679	$9,520	$11,199
Net income	—	808	808
Balance, September 30, 2025	$1,679	$10,328	$12,007

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$808	$806
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	771	685
Amortization of utility plant to other operating expenses	27	26
Allowance for equity funds	(62)	(53)
Deferred income taxes and investment tax credits, net	65	84
Other, net	(36)	(22)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(231)	(9)
Inventories	55	(21)
Accrued property, income and other taxes, net	67	32
Accounts payable and other liabilities	(10)	(173)
Net cash flows from operating activities	1,454	1,355

Cash flows from investing activities:
Capital expenditures	(1,210)	(1,100)
Purchases of marketable securities	(340)	(234)
Proceeds from sales of marketable securities	339	224
Other, net	5	10
Net cash flows from investing activities	(1,206)	(1,100)

Cash flows from financing activities:
Distribution to member	—	(425)
Proceeds from long-term debt	—	592
Repayments of long-term debt	(16)	(2)
Net change in note payable to affiliate	13	13
Other, net	137	(2)
Net cash flows from financing activities	134	176

Net change in cash and cash equivalents and restricted cash and cash equivalents	382	431
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	558	643
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$940	$1,074

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025.

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$934	$552
Restricted cash and cash equivalents in other current assets	6	6
Total cash and cash equivalents and restricted cash and cash equivalents	$940	$558

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

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
Income tax credits	(43)	(96)	(167)	(287)
State income tax, net of federal income tax impacts	(1)	(9)	(1)	(10)
Effects of ratemaking	(1)	(6)	(1)	(5)
Other, net	—	(3)	(1)	(3)
Effective income tax rate	(24)%	(93)%	(149)%	(284)%

Income tax credits relate primarily to production tax credits ("PTC") earned by MidAmerican Energy's wind- and solar-powered generating facilities. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. MidAmerican Funding recognizes its renewable electricity PTCs throughout the year based on when the credits are earned and excludes them from the annual effective tax rate that is the basis for the interim recognition of the remaining income tax expense. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. PTCs recognized for the nine-month periods ended September 30, 2025 and 2024, totaled $547 million and $602 million, respectively.

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal and Iowa state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's and MidAmerican Energy's provisions for income tax have been computed on a stand-alone basis, and substantially all of their currently payable or receivable income tax is remitted to or received from BHE. MidAmerican Funding received net cash payments for income tax from BHE totaling $637 million and $739 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,054	$8,387	$9,064	$8,166

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,026	$100	$—	$1,126
Cost of sales	266	43	—	309
Operations and maintenance	205	36	—	241
Depreciation and amortization	191	18	—	209
Property and other taxes	41	4	—	45
Operating income (loss)	323	(1)	—	322
Interest expense	(92)	(8)	(4)	(104)
Interest and dividend income	9	1	—	10
Income tax expense (benefit)	(62)	(2)	(2)	(66)
Other segment items(2)	40	4	(1)	43
Net income (loss)	$342	$(2)	$(3)	$337

Capital expenditures	$435	$35	$—	$470

	For the Nine-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,436	$561	$3	$3,000
Cost of sales	543	345	1	889
Operations and maintenance	599	103	2	704
Depreciation and amortization	719	52	—	771
Property and other taxes	122	11	—	133
Operating income	453	50	—	503
Interest expense	(278)	(23)	(13)	(314)
Interest and dividend income	22	2	—	24
Income tax expense (benefit)	(488)	8	(3)	(483)
Other segment items(2)	104	10	(2)	112
Net income (loss)	$789	$31	$(12)	$808

Capital expenditures	$1,118	$91	$1	$1,210

	For the Three-Month Period Ended September 30, 2024
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$814	$91	$2	$907
Cost of sales	136	37	—	173
Operations and maintenance	190	39	1	230
Depreciation and amortization	214	16	—	230
Property and other taxes	37	3	—	40
Operating income	237	(4)	1	234
Interest expense	(98)	(8)	(3)	(109)
Interest and dividend income	12	1	—	13
Income tax expense (benefit)	(153)	(3)	(6)	(162)
Other segment items(2)	33	6	(2)	37
Net income (loss)	$337	$(2)	$2	$337

Capital expenditures	$344	$18	$—	$362

	For the Nine-Month Period Ended September 30, 2024
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,014	$462	$4	$2,480
Cost of sales	326	254	—	580
Operations and maintenance	592	103	1	696
Depreciation and amortization	636	49	—	685
Property and other taxes	113	11	—	124
Operating income	347	45	3	395
Interest expense	(292)	(23)	(12)	(327)
Interest and dividend income	29	3	—	32
Income tax expense (benefit)	(597)	6	(5)	(596)
Other segment items(2)	105	10	(5)	110
Net income (loss)	$786	$29	$(9)	$806

Capital expenditures	$1,038	$61	$1	$1,100

	As of
	September 30,	December 31,
	2025	2024
Assets:
Regulated electric	$26,451	$25,350
Regulated natural gas	2,127	2,035
Other(1)	4	5
Total assets	$28,582	$27,390

Goodwill:
Regulated electric	$1,191	$1,191
Regulated natural gas	79	79
Total goodwill	$1,270	$1,270
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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2025 was $341 million, an increase of $1 million, or 0.3%, compared to 2024, primarily due to higher electric utility margin, decreased depreciation and amortization expense, lower interest expense, and higher allowances for equity and borrowed funds used during construction, partially offset by an unfavorable income tax benefit, increased operations and maintenance expense and higher property and other taxes. Electric utility margin increased primarily due to higher electric retail customer usage, higher recoveries through bill riders, the favorable impact of weather and higher wholesale margin. Electric retail customer volumes increased 11.3% primarily due to higher customer usage for certain industrial customers and the favorable impact of weather. Wholesale electricity sales volumes increased 12% due to favorable market conditions. Energy generated increased 5% primarily due to higher coal-fueled generation, partially offset by lower renewable-powered generation. Energy purchased volumes increased 61% primarily due to the increase in total sales of 11% with only a 5% increase in energy generated. Natural gas retail customer volumes increased 11% due to higher sales to industrial customers.

MidAmerican Energy's net income for the first nine months of 2025 was $818 million, an increase of $3 million, or 0.4%, compared to 2024, primarily due to higher electric utility margin, lower interest expense, higher allowances for equity and borrowed funds used during construction and higher natural gas utility margin, partially offset by an unfavorable income tax benefit, increased depreciation and amortization expense, higher property and other taxes, lower interest income, unfavorable changes in the cash surrender value of corporate-owned life insurance policies and higher operations and maintenance expense. Electric utility margin increased primarily due to higher electric retail customer usage, higher wholesale margin, the favorable impact of weather and higher recoveries through bill riders, partially offset by lower wind-turbine performance settlements and price impacts from changes in sales mix. Natural gas utility margin increased primarily due to the favorable impact of weather, partially offset by lower base rates. Electric retail customer volumes increased 9.8% primarily due to higher customer usage for certain industrial customers and the favorable impact of weather. Wholesale electricity sales volumes increased 3% due to favorable market conditions. Energy generated increased 5% primarily due to higher coal-fueled generation, partially offset by lower renewable-powered generation and natural gas-fueled generation. Energy purchased volumes increased 30% primarily due to the increase in total sales of 8% with only a 5% increase in energy generated. Natural gas retail customer volumes increased 14% due to higher sales to customers and the favorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2025 was $337 million, which was equal to 2024. MidAmerican Funding's net income for the first nine months of 2025 was $808 million, an increase of $2 million, or 0.2%, compared to 2024. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Electric utility margin:
Operating revenue	$1,026	$814	$212	26%	$2,436	$2,014	$422	21%
Cost of fuel and energy	266	136	130	96	543	326	217	67
Electric utility margin	760	678	82	12%	1,893	1,688	205	12%

Natural gas utility margin:
Operating revenue	100	91	9	10%	561	462	99	21%
Natural gas purchased for resale	43	37	6	16	345	254	91	36
Natural gas utility margin	57	54	3	6%	216	208	8	4%

Utility margin	817	732	85	12%	2,109	1,896	213	11%

Other operating revenue	—	2	(2)	100%	3	4	(1)	(25)%
Other cost of sales	—	—	—	*	1	—	1	*
Operations and maintenance	241	230	11	5	703	696	7	1
Depreciation and amortization	209	230	(21)	(9)	771	685	86	13
Property and other taxes	45	40	5	13	133	124	9	7
Operating income	$322	$234	$88	38%	$504	$395	$109	28%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin (in millions):
Operating revenue	$1,026	$814	$212	26%	$2,436	$2,014	$422	21%
Cost of fuel and energy	266	136	130	96	543	326	217	67
Utility margin	$760	$678	$82	12%	$1,893	$1,688	$205	12%

Sales (GWhs):
Residential	2,171	2,010	161	8%	5,529	5,207	322	6%
Commercial	1,108	1,053	55	5	3,098	2,962	136	5
Industrial	5,141	4,471	670	15	14,859	13,144	1,715	13
Other	455	441	14	3	1,291	1,250	41	3
Total retail	8,875	7,975	900	11	24,777	22,563	2,214	10
Wholesale	2,293	2,044	249	12	10,229	9,893	336	3
Total sales	11,168	10,019	1,149	11%	35,006	32,456	2,550	8%

Average number of retail customers (in thousands)	839	830	9	1%	837	828	9	1%

Average revenue per MWh:
Retail	$100.79	$92.02	$8.77	10%	$83.65	$79.71	$3.94	5%
Wholesale	$45.58	$25.09	$20.49	82%	$27.82	$13.44	$14.38	107%

Heating degree days	44	22	22	100%	3,636	3,127	509	16%
Cooling degree days	802	772	30	4%	1,156	1,154	2	—%

Sources of energy (GWhs)(1):
Wind, solar and hydroelectric(2)	3,785	4,262	(477)	(11)%	18,615	19,243	(628)	(3)%
Coal	4,073	3,148	925	29	8,632	6,125	2,507	41
Nuclear	998	999	(1)	—	2,749	2,860	(111)	(4)
Natural gas	838	845	(7)	(1)	1,527	1,766	(239)	(14)
Total energy generated	9,694	9,254	440	5	31,523	29,994	1,529	5
Energy purchased	1,631	1,014	617	61	3,905	3,005	900	30
Total	11,325	10,268	1,057	10%	35,428	32,999	2,429	7%

Average cost of energy per MWh:
Energy generated(3)	$11.74	$8.55	$3.19	37%	$7.90	$5.69	$2.21	39%
Energy purchased	$93.34	$56.34	$37.00	66%	$75.27	$51.76	$23.51	45%

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin (in millions):
Operating revenue	$100	$91	$9	10%	$561	$462	$99	21%
Natural gas purchased for resale	43	37	6	16	345	254	91	36
Utility margin	$57	$54	$3	6%	$216	$208	$8	4%

Throughput (000's Dths):
Residential	2,635	2,601	34	1%	33,743	29,683	4,060	14%
Commercial	1,547	1,517	30	2	16,474	14,521	1,953	13
Industrial	1,314	853	461	54	4,390	3,607	783	22
Other	6	8	(2)	(25)	61	61	—	—
Total retail sales	5,502	4,979	523	11	54,668	47,872	6,796	14
Wholesale sales	3,529	5,044	(1,515)	(30)	17,902	22,304	(4,402)	(20)
Total sales	9,031	10,023	(992)	(10)	72,570	70,176	2,394	3
Natural gas transportation service	28,149	26,811	1,338	5	83,051	80,407	2,644	3
Total throughput	37,180	36,834	346	1%	155,621	150,583	5,038	3%

Average number of retail customers (in thousands)	803	798	5	1%	804	798	6	1%

Average revenue per retail Dth sold	$14.28	$14.16	$0.12	1%	$8.53	$8.10	$0.43	5%

Heating degree days	38	26	12	46%	3,775	3,261	514	16%

Average cost of natural gas per retail Dth sold	$6.30	$5.80	$0.50	9%	$5.30	$4.53	$0.77	17%

Combined retail and wholesale average cost of natural gas per Dth sold	$4.88	$3.74	$1.14	30%	$4.77	$3.62	$1.15	32%

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

MidAmerican Energy -

Electric utility margin increased $82 million, or 12%, for the third quarter of 2025 compared to 2024 primarily due to:
•$76 million increase in retail utility margin primarily due to $60 million from higher customer usage, $17 million, net of energy costs, from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit) and $6 million from the favorable impact of weather, partially offset by $4 million from lower wind-turbine performance settlements and $2 million due to price impacts from changes in sales mix. Retail customer volumes increased 11.3%; and
•$6 million increase in wholesale utility margin due to higher volumes of $7 million, or 12.2%, partially offset by lower margin per unit of $1 million, reflecting lower market prices.

Natural gas utility margin increased $3 million, or 6%, for the third quarter of 2025 compared to 2024 primarily due to:
•$2 million increase from higher base rates.

Operations and maintenance increased $11 million, or 5%, for the third quarter of 2025 compared to 2024 primarily due to higher electric distribution costs of $13 million and higher other power generation costs of $6 million, partially offset by lower administrative and other costs of $9 million.

Depreciation and amortization decreased $21 million, or 9%, for the third quarter of 2025 compared to 2024 primarily due to $36 million from lower Iowa revenue sharing accruals, partially offset by $8 million related to additional assets placed in-service and $5 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects.

Property and other taxes increased $5 million, or 13%, for the third quarter of 2025 compared to 2024 primarily due to $3 million from higher wind turbine property taxes and $2 million from higher replacement taxes.

Interest expense decreased $6 million, or 6%, for the third quarter of 2025 compared to 2024 primarily due to lower outstanding long-term debt balances.

Allowance for borrowed and equity funds increased $5 million, or 19%, for the third quarter of 2025 compared to 2024 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation projects.

Other, net decreased $3 million, or 12%, for the third quarter of 2025 compared to 2024 primarily due to $3 million from lower interest and dividend income, partially offset by $3 million from favorable investment earnings, largely attributable to higher cash surrender values of corporate-owned life insurance policies from favorable market performance.

Income tax benefit decreased $95 million, or 59%, for the third quarter of 2025 compared to 2024 primarily due to $51 million of lower PTCs, $34 million from higher pre-tax income and $8 million from a lower accelerated tax depreciation benefit. PTCs for the third quarter of 2025 and 2024 totaled $120 million and $168 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $96 million, or 59%, for the third quarter of 2025 compared to 2024 primarily due to the changes in MidAmerican Energy's income tax benefit discussed above.

First Nine Months of 2025 Compared to First Nine Months of 2024

MidAmerican Energy -

Electric utility margin increased $205 million, or 12%, for the first nine months of 2025 compared to 2024 primarily due to:
•$120 million increase in retail utility margin primarily due to $113 million from higher customer usage, $12 million from the favorable impact of weather and $11 million, net of energy costs, from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), partially offset by $9 million from lower wind-turbine performance settlements and $6 million due to price impacts from changes in sales mix. Retail customer volumes increased 9.8%; and
•$86 million increase in wholesale utility margin due to higher margin per unit of $78 million, reflecting higher market prices, and higher volumes of $8 million, or 3.4%.

Natural gas utility margin increased $8 million, or 4%, for the first nine months of 2025 compared to 2024 primarily due to:
•$7 million increase due to the favorable impact of weather; and
•$1 million increase from higher natural gas transportation margin; partially offset by
•$3 million decrease from lower base rates.

Operations and maintenance increased $7 million, or 1%, for the first nine months of 2025 compared to 2024 primarily due to higher electric distribution costs of $21 million, higher steam power generation costs of $16 million, higher gas distribution costs of $9 million, higher transmission costs of $9 million, higher general plant maintenance costs of $4 million and higher other power generation costs of $4 million, partially offset by lower administrative, technology and other costs of $53 million and lower nuclear power generation costs of $7 million.

Depreciation and amortization increased $86 million, or 13%, for the first nine months of 2025 compared to 2024 primarily due to $38 million from higher Iowa revenue sharing accruals, $25 million related to additional assets placed in-service and $22 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects.

Property and other taxes increased $9 million, or 7%, for the first nine months of 2025 compared to 2024 primarily due to $4 million from higher wind turbine property taxes, $3 million from higher replacement taxes and $2 million from higher real estate taxes.

Interest expense decreased $14 million, or 4%, for the first nine months of 2025 compared to 2024 primarily due to lower outstanding long-term debt balances.

Allowance for borrowed and equity funds increased $12 million, or 16%, for the first nine months of 2025 compared to 2024 primarily due to higher construction work-in-progress balances related to wind- and solar-powered generation projects.

Other, net decreased $19 million, or 28%, for the first nine months of 2025 compared to 2024 primarily due to $8 million from lower interest income and $8 million from unfavorable investment earnings, largely attributable to lower cash surrender values of corporate-owned life insurance policies from unfavorable market performance.

Income tax benefit decreased $113 million, or 19%, for the first nine months of 2025 compared to 2024 primarily due to $55 million of lower PTCs, $39 million from higher pre-tax income and $12 million from a lower accelerated tax depreciation benefit. PTCs for the first nine months of 2025 and 2024 totaled $547 million and $602 million, respectively.

MidAmerican Funding -

Income tax benefit decreased $113 million, or 19%, for the first nine months of 2025 compared to 2024 primarily due to the changes in MidAmerican Energy's income tax benefit discussed above.

Liquidity and Capital Resources

As of September 30, 2025, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$933

Credit facilities, maturing 2026 and 2028	1,505
Less:
Tax-exempt bond support	(258)
Net credit facilities	1,247

MidAmerican Energy total net liquidity	$2,180

MidAmerican Funding:
MidAmerican Energy total net liquidity	$2,180
Cash and cash equivalents	1
MHC, Inc. credit facility, maturing 2026	4
MidAmerican Funding total net liquidity	$2,185

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was enacted, introducing substantial revisions to federal energy-related tax policy. Among its provisions, the OBBBA accelerates the phase-out of clean electricity production and investment tax credits and establishes new sourcing requirements applicable to facilities commencing construction after December 31, 2025. On July 7, 2025, a federal executive order (the "Executive Order") was issued directing the Secretary of the Treasury to promulgate new or revised guidance consistent with applicable law to ensure that policies concerning the "beginning of construction" requirements are not circumvented for wind and solar-powered generating facilities. In response, the U.S. Secretary of the Treasury issued partial guidance on September 2, 2025, through Notice 2025-42. While the guidance largely reaffirmed existing standards, it notably eliminated the five percent safe harbor method for establishing the beginning of construction for projects commencing construction on or after September 2, 2025. MidAmerican Energy is currently evaluating the potential implications of the OBBBA and Notice 2025-42 on its future financial results and will assess its impact on the viability and economics of prospective renewable energy, storage and technology neutral projects.

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

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024, were $1.5 billion and $1.4 billion, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024, were $1.5 billion and $1.4 billion, respectively. Cash flows from operating activities reflect higher collections from electric and natural gas customers and lower payments to vendors, partially offset by higher payments related to fuel and energy costs, lower income tax receipts and higher property tax payments.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024, were $(1.2) billion and $(1.1) billion, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024, were $(1.2) billion and $(1.1) billion, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2025 and 2024 were $121 million and $163 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2025 and 2024, were $134 million and $176 million, respectively. In February 2024, MidAmerican Funding paid $425 million in cash distributions to its sole member, BHE. Proceeds from long-term debt reflect MidAmerican Energy's issuance in January 2024 of $600 million of its 5.30% First Mortgage Bonds due February 2055. In 2025 and 2024, MidAmerican Energy repaid $16 million and $2 million of long-term debt, respectively. In 2025 and 2024, MidAmerican Funding received $13 million through its note payable with BHE. In 2025, MidAmerican Energy received $138 million of refundable contributions in aid of construction.

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

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective shelf registration statement filed with the SEC to issue an indeterminate amount of long-term debt securities and preferred stock through October 2028. MidAmerican Energy has authorization from the FERC to issue, through June 30, 2027, long-term debt securities up to an aggregate of $2.5 billion and preferred stock up to an aggregate of $500 million. MidAmerican Energy has authorization from the Illinois Commerce Commission through April 24, 2028, to issue long-term debt securities up to an aggregate of $3.15 billion and preferred stock up to an aggregate of $500 million.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025

Wind generation	$341	$428	$667
Electric distribution	239	249	340
Electric transmission	170	154	227
Solar generation	1	9	13
Other	349	370	545
Total	$1,100	$1,210	$1,792

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $182 million and $143 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $38 million for the remainder of 2025.
◦Repowering of wind-powered generating facilities totaling $198 million and $169 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending for the repowering of wind-powered generating facilities totals $186 million for the remainder of 2025. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.

•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities totaling $9 million and $1 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Planned spending totals $4 million for the remainder of 2025.
•Remaining expenditures primarily relate to routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2025, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Note 9 of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2025, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
October 31, 2025

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$31	$23
Trade receivables, net	369	314
Inventories	225	190
Regulatory assets	167	124
Prepayments	77	67
Income taxes receivable	—	77
Other current assets	20	23
Total current assets	889	818

Property, plant and equipment, net	10,104	9,401
Regulatory assets	405	459
Other assets	381	400

Total assets	$11,779	$11,078

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$538	$343
Accrued interest	45	46
Accrued property, income and other taxes	41	34
Regulatory liabilities	46	41
Customer deposits	56	93
Derivative contracts	27	53
Other current liabilities	102	50
Total current liabilities	855	660

Senior debt	3,397	3,395
Junior subordinated debt	297	—
Finance lease obligations	250	266
Regulatory liabilities	956	997
Deferred income taxes	826	802
Other long-term liabilities	518	510
Total liabilities	7,099	6,630

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,123	2,943
Retained earnings	1,558	1,506
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	4,680	4,448

Total liabilities and shareholder's equity	$11,779	$11,078

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Operating revenue	$865	$993	$1,893	$2,355

Operating expenses:
Cost of fuel and energy	419	513	932	1,336
Operations and maintenance	97	90	265	237
Depreciation and amortization	103	95	300	279
Property and other taxes	14	15	43	44
Total operating expenses	633	713	1,540	1,896

Operating income	232	280	353	459

Other income (expense):
Interest expense	(56)	(51)	(167)	(156)
Capitalized interest	5	2	15	16
Allowance for equity funds	10	5	30	22
Interest and dividend income	3	5	9	20
Other, net	5	5	13	14
Total other income (expense)	(33)	(34)	(100)	(84)

Income before income tax expense (benefit)	199	246	253	375
Income tax expense (benefit)	11	35	16	52
Net income	$188	$211	$237	$323

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2024	1,000	$—	$2,833	$1,344	$(1)	$4,176
Net income	—	—	—	211	—	211
Dividends declared	—	—	—	(30)	—	(30)
Balance, September 30, 2024	1,000	$—	$2,833	$1,525	$(1)	$4,357

Balance, December 31, 2023	1,000	$—	$2,733	$1,232	$(1)	$3,964
Net income	—	—	—	323	—	323
Dividends declared	—	—	—	(30)	—	(30)
Contributions	—	—	100	—	—	100
Balance, September 30, 2024	1,000	$—	$2,833	$1,525	$(1)	$4,357

Balance, June 30, 2025	1,000	$—	$3,023	$1,370	$(1)	$4,392
Net income	—	—	—	188	—	188
Contributions	—	—	100	—	—	100
Balance, September 30, 2025	1,000	$—	$3,123	$1,558	$(1)	$4,680

Balance, December 31, 2024	1,000	$—	$2,943	$1,506	$(1)	$4,448
Net income	—	—	—	237	—	237
Dividends declared	—	—	—	(185)	—	(185)
Contributions	—	—	180	—	—	180
Balance, September 30, 2025	1,000	$—	$3,123	$1,558	$(1)	$4,680

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$237	$323
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	300	279
Allowance for equity funds	(30)	(22)
Deferred energy	(97)	402
Amortization of deferred energy	51	(17)
Other changes in regulatory assets and liabilities	(3)	(21)
Deferred income taxes and amortization of investment tax credits	(4)	2
Other, net	(1)	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	(28)	(107)
Inventories	(36)	(43)
Accrued property, income and other taxes	79	(63)
Accounts payable and other liabilities	173	71
Net cash flows from operating activities	641	804

Cash flows from investing activities:
Capital expenditures	(912)	(842)
Proceeds from sale of marketable securities	—	4
Net cash flows from investing activities	(912)	(838)

Cash flows from financing activities:
Proceeds from long-term debt	297	—
Contributions from parent	180	100
Dividends paid	(185)	(30)
Other, net	(20)	(16)
Net cash flows from financing activities	272	54

Net change in cash and cash equivalents and restricted cash and cash equivalents	1	20
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	42	37
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$43	$57

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$31	$23
Restricted cash and cash equivalents included in other current assets	12	19
Total cash and cash equivalents and restricted cash and cash equivalents	$43	$42

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2025	2024
Utility plant:
Generation	30 - 65 years	$5,483	$5,369
Transmission	55 - 75 years	1,778	1,660
Distribution	24 - 70 years	4,942	4,754
Intangible plant and other	5 - 65 years	926	900
Utility plant		13,129	12,683
Accumulated depreciation and amortization		(4,292)	(4,093)
Utility plant, net		8,837	8,590
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		8,838	8,591
Construction work-in-progress		1,266	810
Property, plant and equipment, net		$10,104	$9,401

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking(1)	(9)	(4)	(8)	(4)
Income tax credits	(6)	(3)	(7)	(4)
Other	—	—	—	1
Effective income tax rate	6%	14%	6%	14%
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

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Nevada Power received cash refunds for federal income tax from BHE of $59 million for the nine-month periods ended September 30, 2025. Nevada Power made cash payments for federal income tax to BHE of $112 million for the nine-month periods ended September 30, 2024.

(7)    Employee Benefit Plans

Nevada Power is a participant in benefit plans sponsored by NV Energy. The NV Energy Retirement Plan includes a qualified pension plan ("Qualified Pension Plan") and a supplemental executive retirement plan and a restoration plan (collectively, "Non‑Qualified Pension Plans") that provide pension benefits for eligible employees. The NV Energy Comprehensive Welfare Benefit and Cafeteria Plan provides certain postretirement health care and life insurance benefits for eligible retirees ("Other Postretirement Plans") on behalf of Nevada Power. Nevada Power contributed $1 million to the Non-Qualified Pension Plans for the nine-month period ended September 30, 2025. Amounts attributable to Nevada Power were allocated from NV Energy based upon the current, or in the case of retirees, previous, employment location. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net.

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

		Derivative
	Other	Contracts -	Other
	Current	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of September 30, 2025
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(27)	$(5)	$(32)

As of December 31, 2024
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(53)	$(4)	$(57)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2025, a regulatory asset of $32 million was recorded related to the net derivative liability of $32 million. As of December 31, 2024, a regulatory asset of $57 million was recorded related to the net derivative liability of $57 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2025	2024

Electricity purchases	Megawatt hours	2	2
Natural gas purchases	Decatherms	162	127

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2025, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $7 million and $13 million as of September 30, 2025, and December 31, 2024, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2025:
Assets:
Money market mutual funds	$37	$—	$—	$37
Investment funds	5	—	—	5
	$42	$—	$—	$42

Liabilities:
Commodity derivatives	$—	$—	$(32)	$(32)

As of December 31, 2024:
Assets:
Money market mutual funds	$15	$—	$—	$15
Investment funds	4	—	—	4
	$19	$—	$—	$19

Liabilities:
Commodity derivatives	$—	$—	$(57)	$(57)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2025, and December 31, 2024, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$(78)	$(101)	$(57)	$(68)
Changes in fair value recognized in regulatory assets	(25)	(29)	(57)	(87)
Settlements	71	74	82	99
Ending balance	$(32)	$(56)	$(32)	$(56)

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

	As of September 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,694	$3,715	$3,395	$3,299

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

Accrual for Customer Refund

In September 2025, Nevada Power recorded an additional $12 million accrual totaling $29 million in connection with a potential customer refund arising from ongoing regulatory proceedings. The estimated accrual is based on currently available information to date and Nevada Power believes it is probable that losses will be incurred associated with the ongoing regulatory proceedings which reflects Nevada Power's commitment to transparency and regulatory compliance. Nevada Power will continue to assess the matter and final determination of the liability will be made after the completion of the regulatory proceedings and the accrued liability will be updated as warranted.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Customer Revenue:
Retail:
Residential	$481	$610	$1,012	$1,326
Commercial	158	162	384	460
Industrial	199	193	429	496
Other	2	3	3	5
Total fully bundled	840	968	1,828	2,287
Distribution only service	4	3	12	11
Total retail	844	971	1,840	2,298
Wholesale, transmission and other	21	21	52	54
Total Customer Revenue	865	992	1,892	2,352
Other revenue	—	1	1	3
Total operating revenue	$865	$993	$1,893	$2,355

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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

Net income for the third quarter of 2025 was $188 million, a decrease of $23 million compared to 2024 primarily due to lower electric utility margin, higher operations and maintenance expense, increased depreciation and amortization expense, higher interest expense and lower interest and dividend income. These items were partially offset by favorable income tax expense and higher capitalized interest and allowance for equity funds. Utility margin decreased primarily due to unfavorable price impacts from changes in sales mix, an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings and lower transmission and wholesale revenue, partially offset by higher energy efficiency implementation revenue. Retail customer volumes, including distribution only service customers, decreased 6.2% primarily due to the unfavorable impact of weather and customer usage patterns, offset by an increase in the average number of customers. Energy generated volumes decreased 11% for the third quarter of 2025 compared to 2024 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes decreased 7% and energy purchased volumes decreased 3%.

Net income for the first nine months of 2025 was $237 million, a decrease of $86 million compared to 2024 primarily due to lower electric utility margin, higher operations and maintenance expense, increased depreciation and amortization expense, lower interest and dividend income and higher interest expense. These items were partially offset by favorable income tax expense and higher allowance for equity funds. Utility margin decreased primarily due to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings, unfavorable price impacts from changes in sales mix, an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings, lower transmission and wholesale revenue and lower energy efficiency implementation revenue, partially offset by higher power purchase agreement sales from the Dry Lake renewable generation facility. Retail customer volumes, including distribution only service customers, decreased 2.9% primarily due to the unfavorable impact of weather and customer usage patterns, offset by an increase in the average number of customers. Energy generated volumes decreased 4% for the first nine months of 2025 compared to 2024 primarily due to lower natural gas-fueled and renewable generation. Wholesale electricity sales volumes decreased 19% and energy purchased volumes increased 1%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin:
Operating revenue	$865	$993	$(128)	(13)%	$1,893	$2,355	$(462)	(20)%
Cost of fuel and energy	419	513	(94)	(18)	932	1,336	(404)	(30)
Utility margin	446	480	(34)	(7)	961	1,019	(58)	(6)
Operations and maintenance	97	90	7	8	265	237	28	12
Depreciation and amortization	103	95	8	8	300	279	21	8
Property and other taxes	14	15	(1)	(7)	43	44	(1)	(2)
Operating income	$232	$280	$(48)	(17)%	$353	$459	$(106)	(23)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin (in millions):
Operating revenue	$865	$993	$(128)	(13)%	$1,893	$2,355	$(462)	(20)%
Cost of fuel and energy	419	513	(94)	(18)	932	1,336	(404)	(30)
Utility margin	$446	$480	$(34)	(7)%	$961	$1,019	$(58)	(6)%

Sales (GWhs):
Residential	4,002	4,438	(436)	(10)%	8,164	8,678	(514)	(6)%
Commercial	1,508	1,649	(141)	(9)	3,823	3,951	(128)	(3)
Industrial	1,897	1,888	9	—	4,912	4,844	68	1
Other	50	50	—	—	131	135	(4)	(3)
Total fully bundled(1)	7,457	8,025	(568)	(7)	17,030	17,608	(578)	(3)
Distribution only service	844	820	24	3	2,202	2,192	10	—
Total retail	8,301	8,845	(544)	(6)	19,232	19,800	(568)	(3)
Wholesale	119	128	(9)	(7)	349	429	(80)	(19)
Total GWhs sold	8,420	8,973	(553)	(6)%	19,581	20,229	(648)	(3)%

Average number of retail customers (in thousands)	1,056	1,040	16	2%	1,051	1,032	19	2%

Average revenue per MWh:
Retail - fully bundled(1)	$112.56	$120.51	$(7.95)	(7)%	$107.31	$129.87	$(22.56)	(17)%
Wholesale	$48.59	$35.78	$12.81	36%	$42.56	$29.89	$12.67	42%

Heating degree days	—	—	—	—%	973	1,111	(138)	(12)%
Cooling degree days	2,315	2,647	(332)	(13)%	3,764	4,170	(406)	(10)%

Sources of energy (GWhs)(2)(3):
Natural gas	4,157	4,705	(548)	(12)%	11,135	11,592	(457)	(4)%
Renewables	125	127	(2)	(2)	351	329	22	7
Total energy generated	4,282	4,832	(550)	(11)	11,486	11,921	(435)	(4)
Energy purchased	3,248	3,356	(108)	(3)	6,742	6,679	63	1
Total	7,530	8,188	(658)	(8)%	18,228	18,600	(372)	(2)%

Average cost of energy per MWh(2)(4):
Energy generated	$25.25	$18.76	$6.49	35%	$28.15	$36.35	$(8.20)	(23)%
Energy purchased	$95.84	$126.11	$(30.27)	(24)%	$90.28	$135.21	$(44.93)	(33)%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 149 GWhs and 62 GWhs of gas generated energy that is purchased at cost by related parties for the third quarter of 2025 and 2024, respectively. The average cost of energy per MWh and sources of energy excludes 303 GWhs and 343 GWhs of gas generated energy that is purchased at cost by related parties for the first nine months of 2025 and 2024, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

Utility margin decreased $34 million, or 7%, for the third quarter of 2025 compared to 2024 primarily due to:
•$24 million of lower electric retail utility margin primarily due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, decreased 6.2% primarily due to unfavorable changes in weather and customer usage patterns, offset by an increase in the average number of customers;
•$12 million of lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings and
•$1 million of lower transmission and wholesale revenue.
The decrease in utility margin was partially offset by:
•$2 million of higher energy efficiency implementation revenue and
•$1 million of higher energy efficiency program revenue (offset in operations and maintenance expense).

Operations and maintenance increased $7 million, or 8%, for the third quarter of 2025 compared to 2024 primarily due to regulatory impacts from the 2025 regulatory rate review, higher administrative and general costs and increased technology costs, partially offset by lower energy efficiency program costs (offset in operating revenue) and lower plant operations and maintenance costs.

Depreciation and amortization increased $8 million, or 8%, for the third quarter of 2025 compared to 2024 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense increased $5 million, or 10%, for the third quarter of 2025 compared to 2024 primarily due to higher long-term debt outstanding.

Capitalized interest and allowance for equity funds increased $8 million, or 114%, for the third quarter of 2025 compared to 2024 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $2 million, or 40%, for the third quarter of 2025 compared to 2024 primarily due to lower interest income, mainly from lower carrying charges on regulatory balances.

Income tax expense decreased $24 million, or 69%, for the third quarter of 2025 compared to 2024 primarily due to lower pretax income and higher federal income tax credits, partially offset by the effects of ratemaking. The effective tax rate was 6% in 2025 and 14% in 2024 and decreased primarily due to the effects of ratemaking and higher tax credits.

First Nine Months of 2025 Compared to First Nine Months of 2024

Utility margin decreased $58 million, or 6%, for the first nine months of 2025 compared to 2024 primarily due to:
•$33 million of lower electric retail utility margin primarily due to price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, decreased 2.9% primarily due to unfavorable changes in weather and customer usage patterns, offset by an increase in the average number of customers;
•$29 million of lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings;
•$4 million of lower transmission and wholesale revenue and
•$2 million of lower energy efficiency implementation revenue.
The decrease in utility margin was offset by:
•$5 million of higher power purchase agreement sales from the Dry Lake renewable generation facility and
•$6 million of increased energy efficiency program revenue (offset in operations and maintenance expense).

Operations and maintenance increased by $28 million for the first nine months of 2025 compared to 2024 primarily due to increased technology costs, higher plant operations and maintenance costs, higher customer service costs, regulatory impacts from the 2025 regulatory rate review and higher insurance expense due to higher premiums associated with third-party liability coverage, partially offset by lower administrative and general costs and lower energy efficiency program costs (offset in revenue).

Depreciation and amortization increased $21 million, or 8%, for the first nine months of 2025 compared to 2024 primarily due to higher plant placed in-service.

Interest expense increased $11 million, or 7%, for the first nine months of 2025 compared to 2024 primarily due to higher long-term debt.

Capitalized interest and allowance for equity funds increased $7 million, or 18%, for the first nine months of 2025 compared to 2024 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $11 million, or 55%, for the first nine months of 2025 compared to 2024 primarily due to unfavorable interest income, mainly from lower carrying charges on regulatory balances.

Income tax expense decreased $36 million, or 69%, for the first nine months of 2025 compared to 2024 primarily due to lower pretax income and higher federal income tax credits, partially offset by the effects of ratemaking. The effective tax rate was 6% in 2025 and 14% in 2024 and decreased primarily due to the effects of ratemaking and higher federal tax credits.

Liquidity and Capital Resources

As of September 30, 2025, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$31

Credit facility	600

Total net liquidity	$631
Credit facility:
Maturity date	2028

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024, were $641 million and $804 million, respectively. The change was primarily due to higher payments related to fuel and energy costs and higher interest payments, partially offset by lower income tax payments, the timing of payments for operating costs and higher customer deposits.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024, were $(912) million and $(838) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2025 and 2024, were $272 million and $54 million, respectively. The change was primarily due to higher net proceeds from the issuance of junior subordinated debt and higher contributions from NV Energy, Inc., partially offset by higher dividends paid to NV Energy, Inc.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $5.5 billion (excluding borrowings under Nevada Power's $600 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. Nevada Power currently has an effective shelf registration statement filed with the SEC to issue an additional $1.8 billion of general and refunding mortgage securities and unsecured debt securities through December 2027.

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

Nevada Power's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025

Electric transmission	$97	$387	$457
Electric distribution	245	271	332
Solar generation	19	48	62
Electric battery storage	12	9	22
Wildfire prevention	11	11	14
Other	458	186	252
Total	$842	$912	$1,139

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
•Wildfire prevention includes both growth and operating expenditures related to projects included in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
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

2024 Joint Integrated Resource Plan

In October 2025, the Nevada Utilities submitted a Joint Application for approval of the First Amendment to the 2024 Joint Integrated Resource Plan. The First Amendment seeks approval to enter into a 20-year power purchase agreement with the developer for an additional 150-MW battery energy storage system that will reduce the Nevada Utilities' open position beginning in the summer of 2027. The battery energy storage system will be co-located with the existing Dodge Flat solar and battery facility in Washoe County, Nevada. An order is expected in 2026.

Material Cash Requirements

As of September 30, 2025, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of September 30, 2025, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2025

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$37	$17
Trade receivables, net	184	138
Inventories	161	161
Regulatory assets	63	90
Prepayments	34	54
Other current assets	34	22
Total current assets	513	482

Property, plant and equipment, net	5,647	4,439
Regulatory assets	198	202
Other assets	204	204

Total assets	$6,562	$5,327

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$554	$410
Accrued interest	18	19
Accrued property, income and other taxes	18	16
Current portion of long-term debt	400	—
Regulatory liabilities	83	106
Customer deposits	40	42
Other current liabilities	53	50
Total current liabilities	1,166	643

Long-term debt	1,127	1,527
Junior subordinated debt	446	—
Regulatory liabilities	408	416
Deferred income taxes	385	369
Other long-term liabilities	318	272
Total liabilities	3,850	3,227

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,321	1,726
Retained earnings	392	375
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	2,712	2,100

Total liabilities and shareholder's equity	$6,562	$5,327

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Operating revenue:
Regulated electric	$294	$320	$765	$842
Regulated natural gas	17	18	89	138
Total operating revenue	311	338	854	980

Operating expenses:
Cost of fuel and energy	121	150	346	443
Cost of natural gas purchased for resale	5	7	42	96
Operations and maintenance	66	66	187	181
Depreciation and amortization	41	47	121	141
Property and other taxes	6	6	18	18
Total operating expenses	239	276	714	879

Operating income	72	62	140	101

Other income (expense):
Interest expense	(25)	(22)	(73)	(64)
Allowance for borrowed funds	5	2	11	5
Allowance for equity funds	16	6	35	16
Interest and dividend income	3	2	9	11
Other, net	4	3	8	8
Total other income (expense)	3	(9)	(10)	(24)

Income before income tax expense (benefit)	75	53	130	77
Income tax expense (benefit)	7	6	13	8
Net income	$68	$47	$117	$69

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2024	1,000	$—	$1,576	$312	$(1)	$1,887
Net income	—	—	—	47	—	47
Contributions	—	—	30	—	—	30
Balance, September 30, 2024	1,000	$—	$1,606	$359	$(1)	$1,964

Balance, December 31, 2023	1,000	$—	$1,576	$490	$(1)	$2,065
Net income	—	—	—	69	—	69
Dividends declared	—	—	—	(200)	—	(200)
Contributions	—	—	30	—	—	30
Balance, September 30, 2024	1,000	$—	$1,606	$359	$(1)	$1,964

Balance, June 30, 2025	1,000	$—	$2,121	$425	$(1)	$2,545
Net income	—	—	—	68	—	68
Dividends declared	0	—	—	(100)	—	(100)
Contributions	—	—	200	—	—	200
Other equity transactions	—	—	—	(1)	—	(1)
Balance, September 30, 2025	1,000	$—	$2,321	$392	$(1)	$2,712

Balance, December 31, 2024	1,000	$—	$1,726	$375	$(1)	$2,100
Net income	—	—	—	117	—	117
Dividends declared	—	—	—	(100)	—	(100)
Contributions	—	—	595	—	—	595
Balance, September 30, 2025	1,000	$—	$2,321	$392	$(1)	$2,712

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$117	$69
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	121	141
Allowance for equity funds	(35)	(16)
Deferred energy	(62)	86
Amortization of deferred energy	(19)	31
Other changes in regulatory assets and liabilities	81	2
Deferred income taxes and amortization of investment tax credits	(3)	(34)
Other, net	(3)	(2)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(17)	6
Inventories	(1)	(38)
Accrued property, income and other taxes	(15)	(28)
Accounts payable and other liabilities	(34)	113
Net cash flows from operating activities	130	330

Cash flows from investing activities:
Capital expenditures	(1,084)	(433)
Proceeds from sale of marketable securities	—	1
Net cash flows from investing activities	(1,084)	(432)

Cash flows from financing activities:
Proceeds from long-term debt	446	233
Proceeds from short-term debt	—	15
Dividends paid	(100)	(200)
Contributions from parent	595	30
Other, net	30	(6)
Net cash flows from financing activities	971	72

Net change in cash and cash equivalents and restricted cash and cash equivalents	17	(30)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	24	52
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$41	$22

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$37	$17
Restricted cash and cash equivalents included in other current assets	4	7
Total cash and cash equivalents and restricted cash and cash equivalents	$41	$24

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2025	2024
Utility plant:
Generation	25 - 70 years	$1,369	$1,339
Transmission	50 - 76 years	1,129	1,071
Electric distribution	20 - 76 years	2,265	2,224
Electric intangible plant and other	5 - 65 years	190	254
Natural gas distribution	35 - 70 years	571	563
Natural gas intangible plant and other	5 - 65 years	17	18
Common other	5 - 65 years	446	377
Utility plant		5,987	5,846
Accumulated depreciation and amortization		(2,250)	(2,208)
		3,737	3,638
Construction work-in-progress		1,910	801
Property, plant and equipment, net		$5,647	$4,439

(5)    Recent Financing Transactions

Junior Subordinated Debt

In September 2025, Sierra Pacific issued $450 million of its 6.20% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due December 2055. Sierra Pacific will pay interest on the notes at a rate of 6.20% through December 2030, subject to a reset every five years. Sierra Pacific intends to use the net proceeds from the sale of the notes to fund capital expenditures and for general corporate purposes.

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
Effects of ratemaking(1)	(12)	(10)	(11)	(11)
Other	—	—	—	—
Effective income tax rate	9%	11%	10%	10%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. Sierra Pacific made cash payments for federal income tax to BHE of $28 million and $67 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2025	2024
Qualified Pension Plan:
Other non-current assets	$61	$59

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other non-current assets	4	5

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other	Other		Other
	Current	Long-term	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2025
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$—	$—	$1
Commodity liabilities	—	—	(8)	(1)	(9)
Total derivative - net basis	$1	$—	$(8)	$(1)	$(8)

As of December 31, 2024
Not designated as hedging contracts(1):
Commodity assets	$—	$1	$—	$—	$1
Commodity liabilities	—	—	(14)	—	(14)
Total derivative - net basis	$—	$1	$(14)	$—	$(13)
(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2025, a net regulatory asset of $8 million was recorded related to the net derivative liability of $8 million. As of December 31, 2024, a net regulatory asset of $13 million was recorded related to the net derivative liability of $13 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2025	2024

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	91	57

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2025, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $1 million as of September 30, 2025, and $— December 31, 2024, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2025:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	51	—	—	51
Investment funds	1	—	—	1
	$52	$—	$1	$53

Liabilities:
Commodity derivatives	$—	$—	$(9)	$(9)

As of December 31, 2024:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	12	—	—	12
Investment funds	1	—	—	1
	$13	$—	$1	$14

Liabilities:
Commodity derivatives	$—	$—	$(14)	$(14)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of September 30, 2025, and December 31, 2024, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Beginning balance	$(22)	$(27)	$(13)	$(16)
Changes in fair value recognized in regulatory assets	(10)	(10)	(20)	(26)
Settlements	24	25	25	30
Ending balance	$(8)	$(12)	$(8)	$(12)

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

	As of September 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$1,973	$1,989	$1,527	$1,506

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

Accrual for Customer Refund

In September 2025, Sierra Pacific recorded an additional $3 million accrual totaling $6 million as of September 30, 2025 in connection with a potential customer refund arising from ongoing regulatory proceedings. The estimated accrual is based on currently available information to date and Sierra Pacific believes it is probable that losses will be incurred associated with the ongoing regulatory proceedings which reflects Sierra Pacific's commitment to transparency and regulatory compliance. Sierra Pacific will continue to assess the matter and final determination of the liability will be made after the completion of the regulatory proceedings and the accrued liability will be updated as warranted.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended September 30,
	2025			2024
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$98	$12	$110	$106	$11	$117
Commercial	94	3	97	101	4	105
Industrial	81	1	82	93	2	95
Other	2	1	3	1	1	2
Total fully bundled	275	17	292	301	18	319
Distribution only service	2	—	2	2	—	2
Total retail	277	17	294	303	18	321
Wholesale, transmission and other	17	—	17	16	—	16
Total Customer Revenue	294	17	311	319	18	337
Other revenue	—	—	—	1	—	1
Total operating revenue	$294	$17	$311	$320	$18	$338

	Nine-Month Periods
	Ended September 30,
	2025			2024
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$271	$59	$330	$296	$85	$381
Commercial	250	21	271	273	36	309
Industrial	185	7	192	213	15	228
Other	4	2	6	4	2	6
Total fully bundled	710	89	799	786	138	924
Distribution only service	6	—	6	4	—	4
Total retail	716	89	805	790	138	928
Wholesale, transmission and other	48	—	48	51	—	51
Total Customer Revenue	764	89	853	841	138	979
Other revenue	1	—	1	1	—	1
Total operating revenue	$765	$89	$854	$842	$138	$980

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended September 30, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$294	$17	$311
Cost of sales	121	5	126
Operations and maintenance	62	4	66
Depreciation and amortization	36	5	41
Interest expense	24	1	25
Interest and dividend income	3	—	3
Income tax expense (benefit)	7	—	7
Other segment items (1)	19	—	19
Net income	$66	$2	$68

Capital expenditures	$533	$37	$570

	For the Nine-Month Period Ended September 30, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$765	$89	$854
Cost of sales	346	42	388
Operations and maintenance	170	17	187
Depreciation and amortization	106	15	121
Interest expense	68	5	73
Interest and dividend income	9	—	9
Income tax expense (benefit)	13	—	13
Other segment items (1)	37	(1)	$36
Net Income	$108	$9	$117

Capital expenditures	$1,007	$77	$1,084

	For the Three-Month Period Ended September 30, 2024
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$320	$18	$338
Cost of sales	150	7	157
Operations and maintenance	57	9	66
Depreciation and amortization	41	6	47
Interest expense	22	—	22
Interest and dividend income	2	—	2
Income tax expense (benefit)	9	(3)	6
Other segment items (1)	5	—	5
Net income	$48	$(1)	$47

Capital expenditures	$125	$11	$136

	For the Nine-Month Period Ended September 30, 2024
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$842	$138	$980
Cost of sales	443	96	539
Operations and maintenance	157	24	181
Depreciation and amortization	127	14	141
Interest expense	59	5	64
Interest and dividend income	11	—	11
Income tax expense (benefit)	11	(3)	8
Other segment items (1)	12	(1)	$11
Net Income	$68	$1	$69

Capital expenditures	$395	$38	$433

	As of
	September 30,	December 31,
	2025	2024
Assets:
Regulated electric	$6,023	$4,767
Regulated natural gas	490	518
Regulated common assets(2)	49	42
Total assets	$6,562	$5,327

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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

Net income for the third quarter of 2025 was $68 million, an increase of $21 million compared to 2024 primarily due to higher allowance for borrowed and equity funds, lower depreciation and amortization expense and higher utility margin. These items are partially offset by higher interest expense. Electric utility margin increased primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and price impacts from changes in sales mix, offset by an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings. Electric retail customer volumes, including distribution only service customers, decreased by 0.7% primarily due to the unfavorable impact of weather, partially offset by an increase in the average number of customers. Natural gas utility margin increased primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and an increase in the average number of customers. Energy generated volumes decreased 2% for the third quarter of 2025 compared to 2024 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes decreased 15% and energy purchased volumes increased 17%.

Net income for the first nine months of 2025 was $117 million, an increase of $48 million compared to 2024 primarily due to higher utility margin, higher allowance for borrowed and equity funds and lower depreciation and amortization expense. These items are partially offset by higher interest expense, higher operations and maintenance expense, unfavorable income tax expense and lower interest and dividend income. Electric utility margin increased primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and price impacts from changes in sales mix, offset by an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings. Electric retail customer volumes, including distribution only service customers, increased by 0.6% primarily due to an increase in the average number of customers, partially offset by the unfavorable impact of weather. Natural gas utility margin increased primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and an increase in the average number of customers. Energy generated volumes are consistent for the first nine months of 2025 compared to 2024. Wholesale electricity sales volumes decreased 11% and energy purchased volumes decreased 2%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Electric utility margin:
Operating revenue	$294	$320	$(26)	(8)%	$765	$842	$(77)	(9)%
Cost of fuel and energy	121	150	(29)	(19)	346	443	(97)	(22)
Electric utility margin	173	170	3	2%	419	399	20	5%

Natural gas utility margin:
Operating revenue	17	18	(1)	(6)%	89	138	(49)	(36)%
Natural gas purchased for resale	5	7	(2)	(29)	42	96	(54)	(56)
Natural gas utility margin	12	11	1	9%	47	42	5	12%

Utility margin	185	181	4	2%	466	441	25	6%

Operations and maintenance	66	66	—	—%	187	181	6	3%
Depreciation and amortization	41	47	(6)	(13)	121	141	(20)	(14)
Property and other taxes	6	6	—	—	18	18	—	—
Operating income	$72	$62	$10	16%	$140	$101	$39	39%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin (in millions):
Operating revenue	$294	$320	$(26)	(8)%	$765	$842	$(77)	(9)%
Cost of fuel and energy	121	150	(29)	(19)	346	443	(97)	(22)
Utility margin	$173	$170	$3	2%	$419	$399	$20	5%

Sales (GWhs):
Residential	773	800	(27)	(3)%	2,050	2,073	(23)	(1)%
Commercial	898	895	3	—	2,408	2,385	23	1
Industrial	784	760	24	3	2,193	2,112	81	4
Other	2	2	—	—	6	7	(1)	(14)
Total fully bundled(1)	2,457	2,457	—	—	6,657	6,577	80	1
Distribution only service	764	786	(22)	(3)	2,156	2,180	(24)	(1)
Total retail	3,221	3,243	(22)	(1)	8,813	8,757	56	1
Wholesale	135	158	(23)	(15)	472	528	(56)	(11)
Total GWhs sold	3,356	3,401	(45)	(1)%	9,285	9,285	—	—%

Average number of retail customers (in thousands)	387	383	4	1%	386	381	5	1%

Average revenue per MWh:
Retail - fully bundled(1)	$111.57	$123.03	$(11.46)	(9)%	$106.54	$119.52	$(12.98)	(11)%
Wholesale	$80.12	$65.83	$14.29	22%	$64.19	$60.13	$4.06	7%

Heating degree days	12	52	(40)	(77)%	2,621	2,642	(21)	(1)%
Cooling degree days	876	994	(118)	(12)%	1,198	1,381	(183)	(13)%

Sources of energy (GWhs)(2):
Natural gas	1,264	1,348	(84)	(6)%	3,339	3,399	(60)	(2)%
Coal	307	256	51	20	744	716	28	4
Renewables	3	7	(4)	(57)	7	20	(13)	(65)
Total energy generated	1,574	1,611	(37)	(2)	4,090	4,135	(45)	(1)
Energy purchased	1,459	1,249	210	17	3,126	3,206	(80)	(2)
Total	3,033	2,860	173	6%	7,216	7,341	(125)	(2)%

Average cost of energy per MWh(3):
Energy generated	$30.92	$22.23	$8.69	39%	$36.45	$38.86	$(2.41)	(6)%
Energy purchased	$49.53	$91.39	$(41.86)	(46)%	$62.87	$87.92	$(25.05)	(28)%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2025	2024	Change		2025	2024	Change
Utility margin (in millions):
Operating revenue	$17	$18	$(1)	(6)%	$89	$138	$(49)	(36)%
Natural gas purchased for resale	5	7	(2)	(29)	42	96	(54)	(56)
Utility margin	$12	$11	$1	9%	$47	$42	$5	12%

Sold (000's Dths):
Residential	794	811	(17)	(2)%	7,097	7,132	(35)	—%
Commercial	536	490	46	9	3,819	3,690	129	3
Industrial	335	369	(34)	(9)	1,607	1,688	(81)	(5)
Total retail	1,665	1,670	(5)	—%	12,523	12,510	13	—%

Average number of retail customers (in thousands)	188	186	2	1%	187	185	2	1%

Average revenue per retail Dth sold	$10.21	$10.70	$(0.49)	(5)%	$7.12	$11.00	$(3.88)	(35)%

Heating degree days	12	52	(40)	(77)%	2,621	2,642	(21)	(1)%

Average cost of natural gas per retail Dth sold	$2.71	$4.31	$(1.60)	(37)%	$3.32	$7.69	$(4.37)	(57)%

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

Electric utility margin increased $3 million, or 2%, for the third quarter of 2025 compared to 2024 primarily due to:
•$21 million of higher electric retail utility margin primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and price impacts from changes in sales mix. Retail customer volumes, including distribution only service customers, decreased 0.7% primarily due to the unfavorable impact of weather and
•$2 million of higher energy efficiency program revenue (offset in operations and maintenance expense).

The increase in electric utility margin was partially offset by:
•$17 million of lower transmission and wholesale revenue and
•$3 million of lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings.

Natural gas utility margin increased $1 million, or 9%, for the third quarter of 2025 compared to 2024 primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and an increase in the average number of customers.

Operations and maintenance is consistent for the third quarter of 2025 compared to 2024 primarily due to higher technology costs, higher insurance expense due to higher premiums associated with third-party liability coverage and higher general and administrative costs, offset by lower energy efficiency program costs (offset in operating revenue), lower regulatory impacts from the 2024 general rate review and lower plant operations and maintenance costs.

Depreciation and amortization decreased $6 million, or 13%, for the third quarter of 2025 compared to 2024 primarily due to lower depreciation rates as a result of extending the life of the Valmy generation facility with the conversion to natural gas.

Interest expense increased $3 million, or 14%, for the third quarter of 2025 compared to 2024 primarily due to higher carrying charges on regulatory balances and higher long-term debt.

Allowance for borrowed and equity funds increased $13 million, for the third quarter of 2025 compared to 2024 primarily due to higher construction work-in-progress.

Interest and dividend income increased $1 million, or 50%, for the third quarter of 2025 compared to 2024 primarily due to favorable interest income, mainly from higher carrying charges on regulatory balances.

Income tax expense increased $1 million, or 17%, for the third quarter of 2025 compared to 2024 primarily due to higher pretax income, offset by the effects of ratemaking. The effective tax rate was 9% in 2025 and 11% in 2024 and decreased primarily due to the effects of ratemaking.

First Nine Months of 2025 Compared to First Nine Months of 2024

Electric utility margin increased $20 million, or 5%, for the first nine months of 2025 compared to 2024 primarily due to:
•$41 million of higher electric retail utility margin primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and price impacts from changes in sales mix, offset by an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings. Retail customer volumes, including distribution only service customers, increased 0.6% primarily due to an increase in the average number of customers and
• $4 million of higher energy efficiency program revenue (offset in operations and maintenance expense).
The increase in electric utility margin was partially offset by:
•$21 million of lower wholesale and transmission revenue and
•$6 million of lower revenue related to an accrual in connection with a potential customer refund arising from ongoing regulatory proceedings.

Natural gas utility margin increased $5 million, or 12%, for the first nine months of 2025 compared to 2024 primarily due to higher retail rates from the 2024 regulatory rate review with new rates effective October 2024 and an increase in the average number of customers.

Operations and maintenance increased $6 million, or 3%, for the first nine months of 2025 compared to 2024 primarily due to higher insurance expense due to higher premiums associated with third-party liability coverage and higher technology costs, partially offset by lower administrative and general costs, lower regulatory impacts from the 2024 general rate review and lower energy efficiency program costs (offset in revenue).

Depreciation and amortization decreased $20 million, or 14%, for the first nine months of 2025 compared to 2024 primarily due to lower depreciation rates and regulatory amortizations as a result of extending the life of the Valmy generation facility with the conversion to natural gas.

Interest expense increased $9 million, or 14%, for the first nine months of 2025 compared to 2024 primarily due to higher carrying charges on regulatory balances and higher long-term debt.

Allowance for borrowed and equity funds increased $25 million for the first nine months of 2025 compared to 2024 primarily due to higher construction work-in-progress.

Interest and dividend income decreased $2 million, or 18%, for the first nine months of 2025 compared to 2024 primarily due to unfavorable interest income, mainly from lower carrying charges on regulatory balances.

Income tax expense increased $5 million, or 63%, for the first nine months of 2025 compared to 2024 primarily due to higher pretax income, offset by the effects of ratemaking. The effective tax rate was 10% in 2025 and in 2024 due to the effects of ratemaking.

Liquidity and Capital Resources

As of September 30, 2025, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$37

Credit facility	400

Total net liquidity	$437
Credit facility:
Maturity date	2028

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024, were $130 million and $330 million, respectively. The change was primarily due to higher payments related to fuel and energy costs, the timing of payments for operating costs and decreased customer deposits, partially offset by lower income tax payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024, were $(1,084) million and $(432) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2025 and 2024, were $971 million and $72 million, respectively. The change was primarily due to higher contributions from NV Energy, Inc., higher proceeds from the issuance of junior subordinated debt and lower dividends paid to NV Energy, Inc.

Debt Authorizations

Sierra Pacific currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $4.0 billion (excluding borrowings under Sierra Pacific's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $600 million. Sierra Pacific currently has an effective shelf registration statement filed with the SEC to issue an additional $2.1 billion of general and refunding mortgage securities and unsecured debt securities through April 2028.

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

Sierra Pacific's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025

Solar generation	$95	$222	$414
Electric battery storage	86	369	396
Electric transmission	86	263	345
Electric distribution	142	146	190
Wildfire prevention	21	14	18
Other	3	70	152
Total	$433	$1,084	$1,515

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

2024 Joint Integrated Resource Plan

In October 2025, the Nevada Utilities submitted a Joint Application for approval of the First Amendment to the 2024 Joint Integrated Resource Plan. The First Amendment seeks approval to enter into a 20-year power purchase agreement with the developer for an additional 150-MW battery energy storage system that will reduce the Nevada Utilities' open position beginning in the summer of 2027. The battery energy storage system will be co-located with the existing Dodge Flat solar and battery facility in Washoe County, Nevada. An order is expected in 2026.

Material Cash Requirements

As of September 30, 2025, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of September 30, 2025, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2025

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$105	$34
Trade receivables, net	155	189
Receivables from affiliates	42	33
Notes receivable from affiliates	525	—
Inventories	158	143
Prepayments and other deferred charges	94	85
Natural gas imbalances	29	71
Other current assets	74	52
Total current assets	1,182	607

Property, plant and equipment, net	10,356	10,338
Goodwill	1,286	1,286
Investments	256	261
Other assets	98	85

Total assets	$13,178	$12,577

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$71	$86
Accounts payable to affiliates	38	33
Accrued interest	72	25
Accrued property, income and other taxes	89	291
Accrued employee expenses	42	21
Regulatory liabilities	31	29
Current portion of long-term debt	293	—
Other current liabilities	46	62
Total current liabilities	682	547

Long-term debt	4,161	3,231
Regulatory liabilities	622	627
Deferred income taxes	602	498
Other long-term liabilities	118	139
Total liabilities	6,185	5,042

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	5,772	6,300
Accumulated other comprehensive loss, net	(31)	(35)
Total member's equity	5,741	6,265
Noncontrolling interests	1,252	1,270
Total equity	6,993	7,535

Total liabilities and equity	$13,178	$12,577

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Operating revenue	$478	$463	$1,563	$1,493

Operating expenses:
Cost of gas	1	8	2	6
Operations and maintenance	152	143	420	414
Depreciation and amortization	87	85	261	250
Property and other taxes	36	34	106	100
Total operating expenses	276	270	789	770

Operating income	202	193	774	723

Other income (expense):
Interest expense, net	(55)	(30)	(163)	(98)
Allowance for equity funds	4	4	9	7
Interest and dividend income	7	3	14	7
Other, net	2	1	4	2
Total other income (expense)	(42)	(22)	(136)	(82)

Income before income tax expense (benefit) and equity income (loss)	160	171	638	641
Income tax expense (benefit)	30	36	127	142
Equity income (loss)	5	6	36	55
Net income	135	141	547	554
Net income attributable to noncontrolling interests	28	27	110	101
Net income attributable to Eastern Energy Gas	$107	$114	$437	$453

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Net income	$135	$141	$547	$554

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $—, $— and $—	—	—	1	1
Unrealized (losses) gains on cash flow hedges, net of tax of $(1), $(1), $1 and $—	(2)	(2)	3	1
Total other comprehensive (loss) income, net of tax	(2)	(2)	4	2

Comprehensive income	133	139	551	556
Comprehensive income attributable to noncontrolling interests	28	27	110	101
Comprehensive income attributable to Eastern Energy Gas	$105	$112	$441	$455

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, June 30, 2024	$6,536	$(36)	$1,288	$7,788
Net income	114	—	27	141
Other comprehensive loss	—	(2)	—	(2)
Distributions	(174)	—	(42)	(216)
Contributions	4	—	—	4
Balance, September 30, 2024	$6,480	$(38)	$1,273	$7,715

Balance, December 31, 2023	$6,273	$(40)	$1,295	$7,528
Net income	453	—	101	554
Other comprehensive income	—	2	—	2
Distributions	(352)	—	(123)	(475)
Contributions	106	—	—	106
Balance, September 30, 2024	$6,480	$(38)	$1,273	$7,715

Balance, June 30, 2025	$5,665	$(29)	$1,260	$6,896
Net income	107	—	28	135
Other comprehensive loss	—	(2)	—	(2)
Distributions	(1)	—	(36)	(37)
Contributions	1	—	—	1
Balance, September 30, 2025	$5,772	$(31)	$1,252	$6,993

Balance, December 31, 2024	$6,300	$(35)	$1,270	$7,535
Net income	437	—	110	547
Other comprehensive income	—	4	—	4
Distributions	(1,190)	—	(128)	(1,318)
Contributions	225	—	—	225
Balance, September 30, 2025	$5,772	$(31)	$1,252	$6,993

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$547	$554
Adjustments to reconcile net income to net cash flows from operating activities:
Losses on other items, net	4	3
Depreciation and amortization	261	250
Allowance for equity funds	(9)	(7)
Equity (income) loss, net of distributions	—	20
Changes in regulatory assets and liabilities	(20)	(1)
Deferred income taxes	100	96
Other, net	—	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	39	90
Receivables from affiliates	(9)	(5)
Gas balancing activities	5	3
Accrued property, income and other taxes	(12)	19
Accounts payable to affiliates	5	(1)
Accounts payable and other liabilities	56	16
Net cash flows from operating activities	967	1,038

Cash flows from investing activities:
Capital expenditures	(245)	(244)
Proceeds from sales of marketable securities	8	3
Notes to affiliates	(530)	—
Repayment of notes by affiliates	5	—
Other, net	—	1
Net cash flows from investing activities	(762)	(240)

Cash flows from financing activities:
Proceeds from long-term debt	1,187	—
Repayment of notes payable to affiliates, net	—	(400)
Distributions to noncontrolling interests	(128)	(123)
Distributions to parent	(1,189)	(226)
Net cash flows from financing activities	(130)	(749)

Net change in cash and cash equivalents and restricted cash and cash equivalents	75	49
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	61	93
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$136	$142

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Eastern Energy Gas is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2025	2024
Utility plant:
Interstate natural gas transmission assets	34 - 51 years	$6,552	$6,461
Storage assets	47 - 79 years	2,807	2,767
Intangible plant and other assets	4 - 53 years	509	482
Utility plant in-service		9,868	9,710
Accumulated depreciation and amortization		(3,511)	(3,381)
Utility plant in-service, net		6,357	6,329

Nonutility plant:
LNG facility	40 years	4,567	4,565
Accumulated depreciation and amortization		(869)	(779)
Nonutility plant, net		3,698	3,786

		10,055	10,115
Construction work-in-progress		301	223
Property, plant and equipment, net		$10,356	$10,338

Construction work-in-progress includes $283 million and $213 million as of September 30, 2025, and December 31, 2024, respectively, related to the construction of utility plant.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2025	2024
Investments:
Investment funds	$11	$18

Equity method investments:
Iroquois	245	243
Total investments	256	261

Restricted cash and cash equivalents:
Customer deposits	31	27
Total restricted cash and cash equivalents	31	27

Total investments and restricted cash and cash equivalents	$287	$288

Reflected as:
Other current assets	$31	$27
Noncurrent assets	256	261
Total investments and restricted cash and cash equivalents	$287	$288
Equity Method Investments

Eastern Energy Gas, through subsidiaries, holds 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of September 30, 2025, and December 31, 2024, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $36 million and $75 million for the nine-month periods ended September 30, 2025 and 2024, respectively.

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$105	$34
Restricted cash and cash equivalents included in other current assets	31	27
Total cash and cash equivalents and restricted cash and cash equivalents	$136	$61

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

(6)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax impacts	1	2	2	3
Equity earnings	1	1	1	2
Noncontrolling interest	(4)	(3)	(4)	(3)
Other, net	—	—	—	(1)
Effective income tax rate	19%	21%	20%	22%

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE. For current federal and state income taxes, Eastern Energy Gas had a receivable from BHE of $6 million as of September 30, 2025, and a payable to BHE of $188 million as of December 31, 2024. The change is primarily due to the settlement of the income tax payable balance through non-cash contributions in 2025.

(7)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $4 million and $6 million to the MidAmerican Energy Company Retirement Plan for the nine-month periods ended September 30, 2025 and 2024, respectively, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the nine-month period ended September 30, 2024. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of September 30, 2025, and December 31, 2024, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $40 million and $39 million, respectively.

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
•Level 3 — Unobservable inputs reflect Eastern Energy Gas' judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. Eastern Energy Gas develops these inputs based on the best information available, including its own data.

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2025:
Assets:
Foreign currency exchange rate derivatives	$—	$12	$—	$12
Money market mutual funds	105	—	—	105
Equity securities:
Investment funds	11	—	—	11
	$116	$12	$—	$128

As of December 31, 2024:
Assets:
Money market mutual funds	$34	$—	$—	$34
Equity securities:
Investment funds	18	—	—	18
	$52	$—	$—	$52

Liabilities:
Foreign currency exchange rate derivatives	$—	$(23)	$—	$(23)

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

	As of September 30, 2025		As of December 31, 2024
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,454	$4,310	$3,231	$2,919

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Customer Revenue:
Regulated:
Gas transmission and storage	$284	$274	$901	$883
Wholesale	1	7	2	7
Other	—	—	—	1
Total regulated	285	281	903	891
Nonregulated	192	182	658	602
Total Customer Revenue	477	463	1,561	1,493
Other revenue(1)	1	—	2	—
Total operating revenue	$478	$463	$1,563	$1,493
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

Eastern Energy Gas has recognized contract liabilities of $28 million and $40 million as of September 30, 2025, and December 31, 2024, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During each of the nine-month periods ended September 30, 2025 and 2024, Eastern Energy Gas recognized revenue of $13 million from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2025 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,769	$13,373	$15,142

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2023	$(3)	$(38)	$1	$(40)
Other comprehensive income	1	1	—	2
Balance, September 30, 2024	$(2)	$(37)	$1	$(38)

Balance, December 31, 2024	$(2)	$(34)	$1	$(35)
Other comprehensive income	1	3	—	4
Balance, September 30, 2025	$(1)	$(31)	$1	$(31)

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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

Net income attributable to Eastern Energy Gas for the third quarter of 2025 was $107 million, a decrease of $7 million, compared to 2024. Net income decreased primarily due to an increase in interest expense, partially offset by higher margin from regulated gas transmission and storage operations of $15 million.

Net income attributable to Eastern Energy Gas for the first nine months of 2025 was $437 million, a decrease of $16 million, compared to 2024. Net income decreased primarily due to an increase in interest expense and a decrease in equity income, partially offset by higher margin from regulated gas transmission and storage operations of $28 million and higher earnings from Cove Point of $21 million, largely due to an increase in variable revenue.

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

Operating revenue increased $15 million, or 3%, for the third quarter of 2025 compared to 2024, primarily due to an increase in Cove Point LNG variable revenue of $8 million, an increase in regulated gas transmission and storage services revenues primarily due to additional capacity contracts of $8 million, an increase in services provided to affiliates of $3 million and an increase in variable revenue related to park and loan activity of $2 million, partially offset by a decrease in regulated gas sales for operational and system balancing purposes primarily due to decreased volumes of $6 million.

Cost of gas decreased $7 million, or 88%, for the third quarter of 2025 compared to 2024, primarily due to a decrease in volumes sold.

Operations and maintenance increased $9 million, or 6%, for the third quarter of 2025 compared to 2024, primarily due to higher plant operations and maintenance costs of $8 million and an increase in services provided to affiliates of $3 million, partially offset by lower salary and benefit expenses of $4 million.

Interest expense, net increased $25 million, or 83%, for the third quarter of 2025 compared to 2024, primarily due to the issuances of $1.2 billion of long-term debt in the first quarter of 2025 of $18 million and higher interest rates on $1.0 billion of long-term debt refinanced during 2024 of $7 million.

Interest and dividend income increased $4 million for the third quarter of 2025 compared to 2024, primarily due to interest income from higher outstanding loans under BHE GT&S' intercompany revolving credit agreement.

Income tax expense decreased $6 million, or 17%, for the third quarter of 2025 compared to 2024 and the effective tax rate was 19% for 2025 and 21% for 2024. The effective tax rate decreased primarily due to various changes in the state effective rate.

First Nine Months of 2025 Compared to First Nine Months of 2024

Operating revenue increased $70 million, or 5%, for the first nine months of 2025 compared to 2024, primarily due to an increase in Cove Point LNG variable revenue of $51 million, an increase in CGT's regulated gas transmission service revenues of $16 million primarily due to additional capacity contracts of $9 million and the settlement of its general rate case of $8 million, an increase in EGTS' regulated gas transmission and storage services revenues primarily due to additional capacity contracts of $16 million and an increase in services provided to affiliates of $3 million, partially offset by a decrease in Cove Point's storage-related service revenues of $7 million, a decrease in variable revenue related to park and loan activity of $5 million and a decrease in regulated gas sales for operational and system balancing purposes primarily due to decreased volumes of $5 million.

Cost of gas decreased $4 million, or 67%, for the first nine months of 2025 compared to 2024, primarily due to a decrease in volumes sold.

Operations and maintenance increased $6 million, or 1%, for the first nine months of 2025 compared to 2024, primarily due to an increase in services provided to affiliates of $3 million and an increase in charges from affiliates of $1 million.

Depreciation and amortization increased $11 million, or 4%, for the first nine months of 2025 compared to 2024, primarily due to higher plant placed in service of $8 million and the settlement of deprecation rates in CGT's general rate case of $3 million.

Interest expense, net increased $65 million, or 66%, for the first nine months of 2025 compared to 2024, primarily due to the issuances of $1.2 billion of long-term debt in the first quarter of 2025 of $50 million and higher interest rates on $1.0 billion of long-term debt refinanced during 2024 of $21 million, partially offset by lower lending activity under BHE GT&S' intercompany revolving credit agreement of $8 million.

Interest and dividend income increased $7 million for the first nine months of 2025 compared to 2024, primarily due to interest income from higher outstanding loans under BHE GT&S' intercompany revolving credit agreement.

Income tax expense decreased $15 million, or 11%, for the first nine months of 2025 compared to 2024 and the effective tax rate was 20% for 2025 and 22% for 2024. The effective tax rate decreased primarily due to various changes in the state effective rate and lower equity earnings from Iroquois.

Equity income decreased $19 million, or 35%, for the first nine months of 2025 compared to 2024, primarily due to lower variable revenues at Iroquois, largely from unfavorable pricing.

Net income attributable to noncontrolling interests increased $9 million, or 9%, for the first nine months of 2025 compared to 2024, primarily due to higher net income attributable to Cove Point.

Liquidity and Capital Resources

As of September 30, 2025, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$105
Intercompany revolving credit agreement	400
Total net liquidity	$505

Intercompany revolving credit agreement:
Maturity date	2026

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
Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024 were $967 million and $1.0 billion, respectively. The change is primarily due to lower distributions from Iroquois, the timing of the Cove Point's payment in lieu of taxes program and higher cash paid for interest, partially offset by the timing of payments for operating costs and other working capital adjustments.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024 were $(762) million and $(240) million, respectively. The change is primarily due to an increase in notes issued to its parent under an intercompany revolving credit agreement of $530 million and an increase in capital expenditures of $1 million, partially offset by an increase in proceeds from sales of marketable securities of $5 million and an increase the repayment of notes by its parent under an intercompany revolving credit agreement of $5 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2025 were $(130) million. Sources of cash totaled $1.2 billion and consisted of proceeds from the issuance of long-term debt. Uses of cash totaled $1.3 billion and consisted of distributions to its indirect parent, BHE, of $1.2 billion and distributions to noncontrolling interests from Cove Point of $128 million.

Net cash flows from financing activities for the nine-month period ended September 30, 2024 were $(749) million and consisted of net repayment of notes payable to affiliates of $400 million, distributions to its indirect parent, BHE, of $226 million and distributions to noncontrolling interests from Cove Point of $123 million.

Long-term debt

Eastern Energy Gas currently has an effective shelf registration statement filed with the SEC to issue an additional $400 million of long-term debt securities through January 2027.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025

Natural gas transmission and storage	$41	$45	$65
Other	203	200	295
Total	$244	$245	$360

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2024, other than those disclosed in Note 5 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of September 30, 2025, the related consolidated statements of operations, comprehensive income, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2025 and 2024, and of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
October 31, 2025

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$35	$8
Restricted cash and cash equivalents	27	24
Trade receivables, net	74	93
Receivables from affiliates	28	17
Notes receivable from affiliates	143	—
Inventories	58	55
Prepayments and other deferred charges	29	28
Natural gas imbalances	29	72
Other current assets	12	10
Total current assets	435	307

Property, plant and equipment, net	4,878	4,771
Other assets	66	73

Total assets	$5,379	$5,151
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2025	2024
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$42	$55
Accounts payable to affiliates	30	27
Accrued interest	24	7
Accrued property, income and other taxes	63	68
Accrued employee expenses	34	18
Regulatory liabilities	15	13
Customer deposits	27	24
Other current liabilities	12	18
Total current liabilities	247	230

Long-term debt	1,623	1,622
Regulatory liabilities	518	527
Deferred income taxes	141	85
Other long-term liabilities	81	81
Total liabilities	2,610	2,545

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,377	1,352
Retained earnings	807	671
Accumulated other comprehensive loss, net	(24)	(26)
Total shareholder's equity	2,769	2,606

Total liabilities and shareholder's equity	$5,379	$5,151

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Operating revenue	$237	$233	$741	$733

Operating expenses:
Cost of gas	1	8	2	6
Operations and maintenance	102	98	286	280
Depreciation and amortization	40	39	120	116
Property and other taxes	15	14	44	42
Total operating expenses	158	159	452	444

Operating income	79	74	289	289

Other income (expense):
Interest expense, net	(17)	(16)	(52)	(50)
Allowance for equity funds	3	2	7	5
Other, net	3	2	8	4
Total other income (expense)	(11)	(12)	(37)	(41)

Income before income tax expense (benefit)	68	62	252	248
Income tax expense (benefit)	17	15	63	63
Net income	$51	$47	$189	$185
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Net income	$51	$47	$189	$185

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $1, $—, $1 and $—	1	—	2	1
Total other comprehensive income, net of tax	1	—	2	1
Comprehensive income	$52	$47	$191	$186

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2024	60,101	$609	$1,339	$664	$(27)	$2,585
Net income	—	—	—	47	—	47
Dividends declared	—	—	—	(9)	—	(9)
Balance, September 30, 2024	60,101	$609	$1,339	$702	$(27)	$2,623

Balance, December 31, 2023	60,101	$609	$1,304	$803	$(28)	$2,688
Net income	—	—	—	185	—	185
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(286)	—	(286)
Contributions	—	—	35	—	—	35
Balance, September 30, 2024	60,101	$609	$1,339	$702	$(27)	$2,623

Balance, June 30, 2025	60,101	$609	$1,376	$809	$(25)	$2,769
Net income	—	—	—	51	—	51
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(53)	—	(53)
Contributions	—	—	1	—	—	1
Balance, September 30, 2025	60,101	$609	$1,377	$807	$(24)	$2,769

Balance, December 31, 2024	60,101	$609	$1,352	$671	$(26)	$2,606
Net income	—	—	—	189	—	189
Other comprehensive income	—	—	—	—	2	2
Dividends declared	—	—	—	(53)	—	(53)
Contributions	—	—	25	—	—	25
Balance, September 30, 2025	60,101	$609	$1,377	$807	$(24)	$2,769

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$189	$185
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on other items, net	—	(1)
Depreciation and amortization	120	116
Allowance for equity funds	(7)	(5)
Changes in regulatory assets and liabilities	(6)	(13)
Deferred income taxes	53	58
Other, net	(1)	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	34	47
Receivables from affiliates	(11)	(5)
Gas balancing activities	4	6
Accrued property, income and other taxes	(16)	(19)
Accounts payable to affiliates	3	4
Accounts payable and other liabilities	28	19
Net cash flows from operating activities	390	391

Cash flows from investing activities:
Capital expenditures	(188)	(154)
Proceeds from sales of marketable securities	8	3
Notes to affiliates	(153)	—
Repayment of notes by affiliates	10	—
Other, net	—	1
Net cash flows from investing activities	(323)	(150)

Cash flows from financing activities:
Repayment of notes payable to affiliates, net	—	(2)
Dividends paid	(37)	(215)
Net cash flows from financing activities	(37)	(217)

Net change in cash and cash equivalents and restricted cash and cash equivalents	30	24
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	32	34
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$62	$58

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

The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2025, and for the three- and nine-month periods ended September 30, 2025 and 2024. The results of operations for the three- and nine-month periods ended September 30, 2025, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2024, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. EGTS is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2025	2024

Interstate natural gas transmission assets	47 - 51 years	$5,179	$5,093
Storage assets	47 - 51 years	1,837	1,803
Intangible plant and other assets	12 - 53 years	404	386
Plant in-service		7,420	7,282
Accumulated depreciation and amortization		(2,791)	(2,699)
		4,629	4,583
Construction work-in-progress		249	188
Property, plant and equipment, net		$4,878	$4,771

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2025	2024
Investments:
Investment funds	$11	$18

Restricted cash and cash equivalents:
Customer deposits	27	24
Total restricted cash and cash equivalents	27	24

Total investments and restricted cash and cash equivalents	$38	$42

Reflected as:
Current assets	$27	$24
Other assets	11	18
Total investments and restricted cash and cash equivalents	$38	$42

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

	As of
	September 30,	December 31,
	2025	2024

Cash and cash equivalents	$35	$8
Restricted cash and cash equivalents	27	24
Total cash and cash equivalents and restricted cash and cash equivalents	$62	$32

(5)    Income Taxes

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows:

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024

Federal statutory income tax rate	21%	21%	21%	21%
State income tax, net of federal income tax impacts	4	4	4	4
Effects of ratemaking	(1)	(1)	(1)	—
Other, net	1	—	1	—
Effective income tax rate	25%	24%	25%	25%

(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $4 million and $5 million to the MidAmerican Energy Company Retirement Plan for the nine-month periods ended September 30, 2025 and 2024, respectively, and $1 million to the MidAmerican Energy Company Welfare Benefit Plan for the nine-month period ended September 30, 2024. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of September 30, 2025, and December 31, 2024, EGTS' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $35 million.

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
•Level 3 — Unobservable inputs reflect EGTS' judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. EGTS develops these inputs based on the best information available, including its own data.

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2025:
Assets:
Money market mutual funds	$35	$—	$—	$35
Equity securities:
Investment funds	11	—	—	11
	$46	$—	$—	$46

As of December 31, 2024:
Assets:
Money market mutual funds	$8	$—	$—	$8
Equity securities:
Investment funds	18	—	—	18
	$26	$—	$—	$26

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

	As of September 30, 2025		As of December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,623	$1,453	$1,622	$1,409

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2025	2024	2025	2024
Customer Revenue:
Regulated:
Gas transmission	$148	$142	$484	$475
Gas storage	70	69	212	210
Wholesale	1	7	2	7
Other	—	—	—	1
Total regulated	219	218	698	693
Management service and other revenues	17	15	41	40
Total Customer Revenue	236	233	739	733
Other revenue(1)	1	—	2	—
Total operating revenue	$237	$233	$741	$733

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

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2025 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

EGTS	$827	$3,131	$3,958

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

Results of Operations for the Third Quarter and First Nine Months of 2025 and 2024

Overview

Net income for the third quarter of 2025 was $51 million, an increase of $4 million, compared to 2024. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $11 million, partially offset by higher operations and maintenance expense.
Net income for the first nine months of 2025 was $189 million, an increase of $4 million, compared to 2024. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $12 million, partially offset by higher operations and maintenance expense.

Quarter Ended September 30, 2025, Compared to Quarter Ended September 30, 2024

Operating revenue increased $4 million, or 2%, for the third quarter of 2025 compared to 2024, primarily due to an increase in regulated gas transmission and storage services revenues primarily due to additional capacity contracts of $5 million, an increase in variable revenue related to park and loan activity of $2 million and an increase in services provided to affiliates of $2 million, partially offset by a decrease in regulated gas sales for operational and system balancing purposes primarily due to decreased volumes of $6 million.

Cost of gas decreased $7 million, or 88%, for the third quarter of 2025 compared to 2024, primarily due to a decrease in volumes sold.

Operations and maintenance increased $4 million, or 4%, for the third quarter of 2025 compared to 2024, primarily due to higher plant operations and maintenance costs of $5 million and an increase in services provided to affiliates of $2 million, partially offset by lower salary and benefit expenses of $5 million.

Income tax expense increased $2 million, or 13%, for the third quarter of 2025 compared to 2024 and the effective tax rate was 25% for 2025 and 24% for 2024.

First Nine Months of 2025 Compared to First Nine Months of 2024

Operating revenue increased $8 million, or 1%, for the first nine months of 2025 compared to 2024, primarily due to an increase in regulated gas transmission and storage services revenues primarily due to additional capacity contracts of $16 million, partially offset by a decrease in variable revenue related to park and loan activity of $5 million and a decrease in regulated gas sales for operational and system balancing purposes primarily due to decreased volumes of $5 million.

Cost of gas decreased $4 million, or 67%, for the first nine months of 2025 compared to 2024, primarily due to a decrease in volumes sold.

Operations and maintenance increased $6 million, or 2%, for the first nine months of 2025 compared to 2024, primarily due to an increase in charges from affiliates.

Income tax expense was flat for the first nine months of 2025 compared to 2024 and the effective tax rate was 25% for 2025 and 2024.

Liquidity and Capital Resources

As of September 30, 2025, EGTS' total net liquidity was as follows (in millions):

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
Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2025 and 2024 were $390 million and $391 million, respectively. The change is primarily due to lower collections from customers, partially offset by other working capital adjustments.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2025 and 2024 were $(323) million and $(150) million, respectively. The change is primarily due to an increase in notes issued to Eastern Energy Gas under an intercompany revolving credit agreement of $153 million and an increase in capital expenditures of $34 million, partially offset by an increase the repayment of notes by Eastern Energy Gas under an intercompany revolving credit agreement of $10 million and an increase in proceeds from sales of marketable securities of $5 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2025 were $(37) million and consisted of dividends paid to Eastern Energy Gas.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2024	2025	2025

Natural gas transmission and storage	$17	$40	$56
Other	137	148	229
Total	$154	$188	$285

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

Material Cash Requirements

As of September 30, 2025, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2024. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2024. Refer to Note 8 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 8 of the Notes to Consolidated Financial Statements of Nevada Power and Note 8 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2025.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting except for Nevada Power Company and Sierra Pacific Power Company. In July 2025, Nevada Power Company and Sierra Pacific Power Company completed implementation of a new enterprise resource planning system, which was designed to replace or enhance certain internal financial and operating systems. In connection with the enterprise resource planning implementation, Nevada Power Company and Sierra Pacific Power Company updated the processes and controls that constitute the internal control over financial reporting, as necessary, to accommodate related changes to the accounting procedures and business processes. There have been no other changes in internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the Nevada Power Company and Sierra Pacific Power Company internal control over financial reporting environments.

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

As described below, a significant number of complaints and demands alleging similar claims have been filed in Oregon and California related to the Wildfires. Amounts sought in outstanding complaints and demands filed in Oregon and in certain demands made in California totaled approximately $55 billion, excluding any doubling or trebling of damages or punitive damages included in the complaints and excluding damages that may be sought by additional plaintiffs granted substitution counsel in the James class action lawsuit described below. Generally, the complaints filed in California do not specify damages sought and are excluded from this amount. Of the $55 billion, $52 billion represents the economic and noneconomic damages sought in the James mass complaints described below. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated. Additionally, damages are not limited to the amounts specified in the initially filed complaints as plaintiffs are frequently allowed to amend their complaints to add additional damages and amounts awarded in a court proceeding may be significantly greater than the damages specified. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed.

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

Wildfire Settlements

PacifiCorp has settled various claims associated with the Wildfires as described below and has settled or settled in principle all wrongful death claims associated with the Wildfires. Additionally, settlements have been reached with substantially all individual plaintiffs, timber companies and insurance subrogation plaintiffs in the Archie Creek fire, Slater fire and the 2022 McKinney Fire with government timber and suppression cost claims remaining.

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

2022 McKinney Fire

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims, private timber claims and certain government claims associated with the 2022 McKinney Fire totaling $216 million. For more information, refer to description of the 2022 McKinney Fire complaints below.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp was filed, captioned Jeanyne James et al. v. PacifiCorp, ("James") in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since filing of the original class action complaint, numerous James class members have been named and damages specified in various complaints as described below. Additionally, numerous cases were consolidated into the original James complaint as described below under "James Consolidated Cases."

In April, May, July and September 2024, and January, May and September 2025, eight separate mass complaints against PacifiCorp naming 1,000, 100, 265, 78, 93, 55, 99 and 34 individual class members, respectively, were filed in Multnomah County Circuit Court Oregon captioned Shane A Henson et al. v. PacifiCorp, Karen Andersen et al. v. PacifiCorp, Vanessa Alexander et al. v. PacifiCorp, Emily Broderick et al. v. PacifiCorp, Sergio Garcia Montes et al. v. PacifiCorp, Butte Falls Family Ranch, LLC et al. v. PacifiCorp, Amanda Bateman et al. v. PacifiCorp and Philip Estes et al. v. PacifiCorp, respectively, each referencing the original James case as the lead case. Complaints for some of the plaintiffs in the mass complaints were subsequently dismissed with approximately 1,700 remaining. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. The class members demand a trial by jury. Refer to "James Court Activity" section below for information regarding additional damages phase trials.

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

From October 2024 through March 2025, various plaintiffs' counsel filed motions with the Multnomah County Circuit Court Oregon for substitution of lead counsel in the James case for approximately 1,500 plaintiffs, including a minor number of plaintiffs included in the approximately 1,700 plaintiffs in the James mass complaints described above. To date, substitution motions covering substantially all of the approximately 1,500 plaintiffs have been granted. In October 2025, complaints against PacifiCorp naming a small portion of the approximately 1,500 plaintiffs granted substitution counsel were filed in Multnomah County Circuit Court Oregon, referencing the original James case as the lead case. These plaintiffs seek for each individual class member either $2 million or $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. A portion of the 1,500 plaintiffs granted substitution counsel are included in trials scheduled under the July 2025 case management order described below although specific complaints have not yet been filed.

As described below under "James Court Activity," class plaintiffs selected for trial are required to amend their complaints to address facts specific to their complaints, generally resulting in updates to the amount of economic and noneconomic damages sought that are no greater than the amounts specified in the original mass complaints.

As described above under "Investigations," in March 2025, PacifiCorp received the ODF's Report, which concluded that while PacifiCorp's power lines ignited various spot fires within the Santiam Canyon, every such ignition was suppressed and did not contribute to the overall spread of the Beachie Creek Fire into the Santiam Canyon. Approximately 60% of the named plaintiffs in the James mass complaints are associated with the Santiam Canyon fires. Refer to "James Court Activity" below for information regarding PacifiCorp's filings of motions to stay further James damages phase trials in consideration of the ODF's Report described above under "Investigations."

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

Subsequent to the June 2023 James verdict, numerous damages phase trials were held with separate jury verdicts issued and damages awarded for each on a basis consistent with the initial trial and relying on the liability determination in the June 2023 James verdict. PacifiCorp amended its January 2024 appeal of the June 2023 James verdict to include the jury verdicts for the first two damages phase trials. PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the damages phase trials once limited judgments are entered and any post-trial motions filed. Refer to "James Court Activity" below regarding the filing of PacifiCorp's opening appellate brief. The appeals process and further actions could take several years.

The James jury verdicts to date have awarded total net damages of $589 million, including $96 million of doubled economic damages, $406 million of noneconomic damages, $113 million of punitive damages and partially offset by estimated insurance offsets of $26 million. Refer to additional details by trial in Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q.

Through October 2025, jury verdict awards averaged approximately $5 million per plaintiff, including insurance offset. Additional damages phase trials are scheduled to occur in 2025 through 2028 as described below.

James Court Activity

In April 2025, PacifiCorp filed its opening brief with the Oregon Court of Appeals in connection with its appeal of the June 2023 James verdict and the January and March 2024 verdicts for the first two James damages phase trials. In the opening brief, PacifiCorp addresses numerous procedural and legal issues, including that the class certification is improper due to the plaintiffs being impacted by distinct fires with independent ignition points that were hundreds of miles apart; awarding of non-economic damages is not allowed under Oregon law; plaintiffs failed to prove that PacifiCorp caused harm to every class member; and jury instructions applied incorrect legal standards in assessing class-wide evidence and individual claims. Additionally, PacifiCorp incorporated the ODF's Report into its opening appellate brief. Various parties who are not party to the James case have filed supportive amicus briefs with the court. Plaintiffs filed their combined answering and cross-appeal brief on August 21, 2025, after plaintiffs requested three delays from the Oregon Court of Appeals. PacifiCorp filed its combined reply brief and cross-appeal answering brief on October 17, 2025. Plaintiffs' reply brief is due on November 7, 2025, unless plaintiffs ask for additional extensions. On October 23, 2025, PacifiCorp filed a request with the Oregon Court of Appeals for an expedited oral argument, which, if granted, will facilitate a more prompt decision from the court.

Subsequent to the first two damages phase trials, nine damages phase trials were scheduled to be held in 2025 in accordance with the Multnomah County Circuit Court Oregon's October 2024 case management order, adjudicating the damages of approximately 10 plaintiffs per trial. The first eight of these trials have been held, while the remaining trial is scheduled to begin December 1, 2025. Plaintiffs have been selected for all nine trials. The jury verdicts for the first eight of the damages phase trials were issued in February, March, April, May, June, July, September and October 2025, as described above. Also in accordance with the October 2024 case management order, the parties engaged in an unsuccessful global mediation on May 5 and July 28, 2025, and are further required to engage in global mediation within 30 days after the verdict is rendered in the December 1, 2025, trial with the objective of resolving the claims of the remaining absent class members. In March 2025, PacifiCorp filed a motion to stay the additional damages phase trials scheduled under the October 2024 case management order in consideration of the ODF's Report. This motion was denied on April 18, 2025.

On July 28, 2025, the Multnomah County Circuit Court Oregon issued Case Management Order No. 11 ("CMO No. 11") in response to the May 2025 hearing that was held to evaluate the scheduling of additional damages phase trials. As ordered, CMO No. 11 proposes to schedule dozens of trials in 2026 and over 100 more in 2027 and 2028, involving approximately 2,000 plaintiffs. Additionally, CMO No. 11 requires mediation every other month starting in October 2025.

On August 8, 2025, PacifiCorp filed a motion with the Oregon Court of Appeals to stay the James damages phase trials addressed in CMO No. 11 and to which plaintiffs' counsel responded on August 29, 2025. On September 23, 2025, the Appellate Commissioner of the Oregon Court of Appeals denied PacifiCorp's motion to stay. On September 26, 2025, PacifiCorp filed a request for reconsideration of the stay denial with the Chief Judge of the Oregon Court of Appeals. On October 13, 2025, the Oregon Court of Appeals issued an order denying PacifiCorp's request for reconsideration. PacifiCorp has 35 days from October 13, 2025, to petition the Oregon Supreme Court to review the Oregon Court of Appeals order.

Refer to "Potential Effects of James CMO No. 11" in Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for additional information.

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

Winery Cases

Certain Oregon vineyards have filed lawsuits alleging economic damages associated with the 2020 Wildfires, as described below. In October 2025, PacifiCorp settled in principle all claims made by Oregon vineyards. As a result, PacifiCorp expects the upcoming trials to be canceled and the associated complaints dismissed.

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

On August 16, 2022, a complaint against PacifiCorp was filed, captioned Bridges et al. v. PacifiCorp, ("Bridges") in Sacramento County Superior Court California by approximately five plaintiffs. The following complaints were filed and subsequently consolidated into Bridges; Cogan filed August 23, 2022, approximately 14 plaintiffs, including a wrongful death claim; Shoopman filed August 26, 2022, amended January 10, 2023, approximately 124 plaintiffs, including a wrongful death claim; Lowe filed September 28, 2022, approximately two plaintiffs; Fraser filed November 9, 2022, approximately 180 plaintiffs; Corrales, filed April 6, 2023, approximately 30 plaintiffs; Murieen, filed April 20, 2023, approximately seven plaintiffs; Huber, filed August 21, 2023, approximately five plaintiffs, including two wrongful death claims; Insurance Company of Hannover, filed January 8, 2024, one subrogation plaintiff; Crawford, filed March 28, 2024, approximately 37 plaintiffs; Bartlett, filed April 25, 2024, approximately 30 plaintiffs; Adams, filed April 26, 2024, approximately 12 plaintiffs; Justice, filed July 15, 2024, approximately 194 plaintiffs; Coolidge, filed July 19, 2024, approximately two plaintiffs; Sharon Andersen, filed July 22, 2024, approximately 24 plaintiffs, including a wrongful death claim; Billingsley, filed July 25, 2024, approximately 21 plaintiffs, including a wrongful death claim; Howe, filed July 25, 2024, approximately 51 plaintiffs; Cloutman, filed July 26, 2024, approximately 114 plaintiffs; Bolden, filed July 26, 2024, approximately seven plaintiffs; Rainey, filed July 26, 2024, approximately 26 plaintiffs, including a wrongful death claim; Hegler, filed July 29, 2024, approximately three plaintiffs; Meier, filed July 29, 2024, approximately 204 plaintiffs; Propp, filed August 5, 2024, approximately six plaintiffs; Griffith, filed May 21, 2025, approximately 63 plaintiffs; Schumack, filed July 21, 2025, approximately three plaintiffs; and Shott, filed July 31, 2025, approximately three plaintiffs. To date, settlements have been reached with substantially all the plaintiffs associated with the 2022 McKinney Fire, and PacifiCorp believes that there are approximately 50 plaintiffs remaining to settle. While only a portion of the associated complaints have been dismissed as a result of the settlements, the remaining settled complaints are also expected to be dismissed. Additionally, the bellwether trial in Bridges and the trial for the wrongful death claim in Huber were cancelled as a result of settlements reached in May 2025. No other trials have been scheduled.

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

Item 5.Other Information

Not applicable.

Item 6.Exhibits

The following is a list of exhibits filed as part of this Quarterly Report.

Exhibit No.	Description
BERKSHIRE HATHAWAY ENERGY

3.1	Amended and Restated Bylaws of Berkshire Hathaway Energy Company.

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

10.3
Third Amendment to the $3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2025, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, MUFG Bank, LTD., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.3 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

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

10.4
Third Amendment to the $2,000,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2025, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.4 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

10.5
First Amendment to the $900,000,000 364-Day Credit Agreement, dated as of June 27, 2025, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

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

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN ENERGY AND MIDAMERICAN FUNDING

10.6
Third Amendment to the $1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2025, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.6 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.7
Third Amendment to the $600,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2025, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.7 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

SIERRA PACIFIC

15.5	Awareness Letter of Independent Registered Public Accounting Firm.

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.5	Indenture, dated as of September 8, 2025, by and between Sierra Pacific Power Company and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.6
First Supplemental Indenture, dated as of September 8, 2025, by and between Sierra Pacific Power Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.200% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2055.

10.8
Third Amendment to the $400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2025, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (incorporated by reference to Exhibit 10.8 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: October 31, 2025	/s/ Charles C. Chang
Charles C. Chang
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: October 31, 2025	/s/ Nikki L. Kobliha
Nikki L. Kobliha
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: October 31, 2025	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: October 31, 2025	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: October 31, 2025	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: October 31, 2025	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: October 31, 2025	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)