Form 10-Q
period 2026-03-31
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2026-05-04
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are held by its parent company, Berkshire Hathaway Inc. As of April 30, 2026, 1 share of common stock, no par value, was outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly held by Berkshire Hathaway Energy Company. As of April 30, 2026, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2026.
All shares of outstanding common stock of MidAmerican Energy Company are held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of April 30, 2026, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2026, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc. As of April 30, 2026, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of April 30, 2026.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are held by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of April 30, 2026, 60,101 shares of common stock, $10,000 par value, were outstanding.
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
•the outcomes of legal or other actions, including the effects of amounts to be paid to complainants as a result of settlements or final legal determinations and bonding requirements related to legal judgments that have been appealed, including potential collateral triggers, associated with the Wildfires, which could have a material adverse effect on PacifiCorp's financial condition and could limit PacifiCorp's ability to access capital on terms commensurate with historical transactions or at all and could impact PacifiCorp's liquidity, cash flows and capital expenditure plans;
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
•changes in the respective Registrant's credit ratings, changes in rating methodology. placement on negative outlook or credit watch and downgrades to below investment grade;
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
•the ability to successfully close on planned dispositions and the ultimate regulatory treatment of amounts related to such transactions;
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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	32
PacifiCorp and its subsidiaries	69
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	106
Nevada Power Company and its subsidiaries	129
Sierra Pacific Power Company and its subsidiaries	151
Eastern Energy Gas Holdings, LLC and its subsidiaries	176
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	194

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of March 31, 2026, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2025, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2026

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,203	$1,695
Investments and restricted cash and cash equivalents	231	254
Trade receivables, net	2,560	2,678
Income taxes receivable	1,048	291
Inventories	2,086	2,105
Mortgage loans held for sale	722	698
Regulatory assets	573	892
Assets held for sale (Note 3)	1,994	—
Other current assets	1,195	1,024
Total current assets	14,612	9,637

Property, plant and equipment, net	111,566	112,368
Goodwill	11,400	11,521
Regulatory assets	3,898	3,929
Investments and restricted cash and cash equivalents and investments	7,364	7,608
Other assets	3,189	3,264

Total assets	$152,029	$148,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share amounts)

	As of
	March 31,	December 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,923	$3,389
Accrued interest	855	797
Accrued property, income and other taxes	764	745
Accrued employee expenses	409	345
Short-term debt	1,005	1,997
Current portion of long-term debt	1,257	1,455
Wildfires liabilities (Note 10)	160	734
Liabilities held for sale (Note 3)	249	—
Other current liabilities	1,893	1,930
Total current liabilities	9,515	11,392

BHE senior debt	11,462	11,461
Subsidiary senior debt	45,500	42,759
Subsidiary junior subordinated debt	3,266	1,584
Regulatory liabilities	6,585	6,772
Deferred income taxes	13,119	12,999
Wildfires liabilities (Note 10)	417	427
Other long-term liabilities	5,873	5,624
Total liabilities	95,737	93,018

Commitments and contingencies (Note 10)

Equity:
BHE shareholder's equity:
Preferred stock - 100,000,000 shares authorized, $0.01 par value, — and — shares issued and outstanding	—	—
Common stock - 100 shares authorized, no par value, 1 share issued and outstanding	—	—
Additional paid-in capital	5,563	5,558
Retained earnings	51,465	50,351
Accumulated other comprehensive loss, net	(1,976)	(1,844)
Total BHE shareholder's equity	55,052	54,065
Noncontrolling interests	1,240	1,244
Total equity	56,292	55,309

Total liabilities and equity	$152,029	$148,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Operating revenue:
Energy	$5,810	$5,506
Real estate	862	860
Total operating revenue	6,672	6,366

Operating expenses:
Energy:
Cost of sales	1,670	1,531
Operations and maintenance	1,298	1,249
Depreciation and amortization	1,126	1,106
Property and other taxes	241	226
Real estate	879	871
Total operating expenses	5,214	4,983

Operating income	1,458	1,383

Other income (expense):
Interest expense	(746)	(686)
Capitalized interest	45	40
Allowance for equity funds	80	66
Interest and dividend income	54	62
(Losses) gains on marketable securities, net	(5)	103
Other, net	(8)	(15)
Total other income (expense)	(580)	(430)

Income before income tax expense (benefit) and equity income (loss)	878	953
Income tax expense (benefit)	(430)	(399)
Equity income (loss)	(134)	(120)
Net income	1,174	1,232
Net income attributable to noncontrolling interests	60	45
Net income attributable to BHE shareholders	1,114	1,187
Preferred dividends	—	3
Earnings on common shares	$1,114	$1,184

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Net income	$1,174	$1,232

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $7 and $2	17	—
Foreign currency translation adjustment	(143)	169
Unrealized losses on cash flow hedges, net of tax of $(4) and $(2)	(6)	(6)
Total other comprehensive (loss) income, net of tax	(132)	163

Comprehensive income	1,042	1,395
Comprehensive income attributable to noncontrolling interests	60	45
Comprehensive income attributable to BHE shareholders	$982	$1,350

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholder's Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, December 31, 2024	$481	$—	$5,558	$46,311	$(2,341)	$1,280	$51,289
Net income	—	—	—	1,187	—	45	1,232
Other comprehensive income	—	—	—	—	163	—	163
Preferred stock redemptions	(481)	—	—	—	—	—	(481)
Preferred stock dividend	—	—	—	(3)	—	—	(3)
Distributions	—	—	—	—	—	(46)	(46)
Other equity transactions	—	—	—	(2)	—	(3)	(5)
Balance, March 31, 2025	$—	$—	$5,558	$47,493	$(2,178)	$1,276	$52,149

Balance, December 31, 2025	$—	$—	$5,558	$50,351	$(1,844)	$1,244	$55,309
Net income	—	—	—	1,114	—	60	1,174
Other comprehensive loss	—	—	—	—	(132)	—	(132)
Distributions	—	—	—	—	—	(68)	(68)
Other equity transactions	—	—	5	—	—	4	9
Balance, March 31, 2026	$—	$—	$5,563	$51,465	$(1,976)	$1,240	$56,292

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,174	$1,232
Adjustments to reconcile net income to net cash flows from operating activities:
Losses (gains) on marketable securities, net	5	(103)
Depreciation and amortization	1,135	1,116
Allowance for equity funds	(80)	(66)
Equity (income) loss, net of distributions	146	153
Net power cost deferrals	22	(88)
Amortization of net power cost deferrals	236	220
Other changes in regulatory assets and liabilities	9	(13)
Deferred income taxes and investment tax credits, net	333	(92)
Other, net	41	72
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(113)	107
Derivative collateral, net	(53)	10
Pension and other postretirement benefit plans	(2)	(1)
Accrued property, income and other taxes, net	(778)	(349)
Accounts payable and other liabilities	(128)	(161)
Wildfires insurance receivable	—	98
Wildfires liability	(584)	(114)
Net cash flows from operating activities	1,363	2,021

Cash flows from investing activities:
Capital expenditures	(2,418)	(2,128)
Purchases of marketable securities	(153)	(94)
Proceeds from sales of marketable securities	193	667
Equity method investments	(11)	(22)
Other, net	31	4
Net cash flows from investing activities	(2,358)	(1,573)

Cash flows from financing activities:
Preferred stock redemptions	—	(481)
Preferred dividends	—	(3)
Repayments of BHE senior debt	—	(400)
Proceeds from subsidiary debt	4,568	2,353
Repayments of subsidiary debt	(210)	(40)
Net repayments of short-term debt	(989)	(441)
Distributions to noncontrolling interests	(68)	(46)
Other, net	192	(17)
Net cash flows from financing activities	3,493	925

Effect of exchange rate changes	(7)	4

Net change in cash and cash equivalents and restricted cash and cash equivalents	2,491	1,377
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,878	1,586
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,369	$2,963

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

The Company's operations are organized as eight business segments: PacifiCorp and its subsidiaries ("PacifiCorp"), MidAmerican Funding, LLC and its subsidiaries ("MidAmerican Funding") (which primarily consists of MidAmerican Energy Company ("MidAmerican Energy")), NV Energy, Inc. and its subsidiaries ("NV Energy") (which primarily consists of Nevada Power Company and its subsidiaries ("Nevada Power") and Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific")), Northern Powergrid Holdings Company and its subsidiaries ("Northern Powergrid") (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group, LLC and its subsidiaries (which primarily consists of BHE GT&S, LLC and its subsidiaries ("BHE GT&S"), Northern Natural Gas Company ("Northern Natural Gas") and Kern River Gas Transmission Company ("Kern River")), BHE Transmission (which consists of BHE Canada Holdings Corporation and its subsidiaries ("BHE Canada") (which primarily consists of AltaLink, L.P. and its subsidiaries ("AltaLink")), BHE U.S. Transmission, LLC and its subsidiaries) and BHE Montana, BHE Renewables, LLC and its subsidiaries ("BHE Renewables") and HomeServices of America, Inc. and its subsidiaries ("HomeServices"). The Company, through these locally managed and operated businesses, has investments in four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies and interests in a liquefied natural gas ("LNG") export, import and storage facility in the U.S., an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, one of the largest residential real estate brokerage firms in the U.S. and a residential real estate brokerage franchise business in the U.S.

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026. Refer to Note 10 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Dispositions

On February 15, 2026, PacifiCorp and Portland General Electric Company and an affiliate of Portland General Electric Company (together, the "PGE Entities") entered into an Asset Purchase and Service Area Transfer Agreement (the "Sale Agreement") to sell to the PGE Entities certain PacifiCorp assets and liabilities associated with PacifiCorp's Washington operations for a sales price of $1.9 billion in cash plus additional cash consideration for the value of specified assets to be delivered at closing, subject to customary purchase price adjustments (the "Transaction").

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

The Transaction has been approved by PacifiCorp's board of directors but is subject to customary closing conditions including (i) the expiration or termination of the waiting period and other required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the receipt of all necessary approvals, waivers and rulings from the Federal Energy Regulatory Commission ("FERC") and each of PacifiCorp's six state public utility commissions. In March and April 2026, PacifiCorp filed for approval of the Transaction and associated disposition of assets with each of its state public utility commissions, requesting approval by March 1, 2027. PacifiCorp expects to file with the FERC in June 2026 under applicable sections of the Federal Power Act and expects approval will be received within the timeframe requested of the state public utility commissions. The Transaction is expected to close shortly after approvals are received.

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

As a result of the Transaction, the Company has presented the associated assets and liabilities as held for sale as of March 31, 2026, on the Consolidated Balance Sheets within current assets and current liabilities due to the expected timing of close of the Transaction. As the Transaction does not represent a strategic shift that will have a major impact on PacifiCorp's operations or financial results based on the scale of PacifiCorp's Washington operations and retail service territory relative to its overall operations and retail service territory, the Transaction does not qualify for presentation as discontinued operations.

As the carrying value of the associated assets and liabilities are less than fair value less costs to sell, no loss has been recorded as a result of the Transaction. PacifiCorp continues to depreciate the property, plant and equipment included in the Transaction as it will continue to operate the assets and serve PacifiCorp's Washington customers through closing of the Transaction, during which time it will continue to recover in retail rates the associated depreciation expense and return on investment, and the continued depreciation will be reflected in the carry-over basis of the assets upon closing.

The assets and liabilities held for sale as presented in Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheets as of March 31, 2026, are as follows:

Assets held for sale:
Trade receivables, net		$111
Property, plant and equipment, net:
Utility generation, transmission and distribution systems	1,997
Accumulated depreciation and amortization	(455)
Construction work-in-progress	46
Property, plant and equipment, net		1,588
Regulatory assets		154
Goodwill		89
Other assets		52
Total assets held for sale		$1,994

Liabilities held for sale:
Regulatory liabilities		$200
Other liabilities		49
Total liabilities held for sale		$249

Regulatory assets include amounts associated with deferred net power costs and unrealized loss on regulated derivative contracts for which the underlying contracts will transfer to the Buyer. Other assets and other liabilities include inventories, certain prepaid expenses, derivative balances, lease balances, asset retirement obligation balances and transmission deposits. Regulatory liabilities include amounts associated with cost of removal and excess deferred income tax liability balances.

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	March 31,	December 31,
	Life	2026	2025
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$108,515	$109,815
Interstate natural gas pipeline assets	3-80 years	21,495	21,334
		130,010	131,149
Accumulated depreciation and amortization		(40,416)	(40,365)
Regulated assets, net		89,594	90,784

Nonregulated assets:
Independent power plants	2-50 years	9,590	9,242
Cove Point LNG facility	40 years	3,475	3,476
Other assets	2-30 years	2,571	2,912
		15,636	15,630
Accumulated depreciation and amortization		(4,757)	(4,637)
Nonregulated assets, net		10,879	10,993

		100,473	101,777
Construction work-in-progress		11,093	10,591
Property, plant and equipment, net		$111,566	$112,368

Construction work-in-progress includes $9.9 billion as of March 31, 2026, and $9.5 billion as of December 31, 2025, related to the construction of regulated assets.

(5)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	March 31,	December 31,
	2026	2025
Investments:
U.S. Treasury Bills	$43	$42
Company-owned life insurance	553	572
Other	342	386
Total investments	938	1,000

Equity method investments:
BHE Renewables tax equity investments	3,751	3,945
Electric Transmission Texas, LLC	856	835
Iroquois Gas Transmission System, L.P.	604	584
Other	321	336
Total equity method investments	5,532	5,700

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	959	979
Other restricted cash and cash equivalents	166	183
Total restricted cash and cash equivalents and investments	1,125	1,162

Total investments and restricted cash and cash equivalents and investments	$7,595	$7,862

Reflected as:
Other current assets	$231	$254
Noncurrent assets	7,364	7,608
Total investments and restricted cash and cash equivalents and investments	$7,595	$7,862

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Unrealized losses recognized on marketable securities held at the reporting date	$(8)	$(8)
Net gains recognized on marketable securities sold during the period	3	111
(Losses) gains on marketable securities, net	$(5)	$103

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$4,203	$1,695
Investments and restricted cash and cash equivalents	149	168
Investments and restricted cash and cash equivalents and investments	17	15
Total cash and cash equivalents and restricted cash and cash equivalents	$4,369	$1,878

(6)    Recent Financing Transactions

Long-Term Debt

Senior Debt

In February 2026, PacifiCorp issued $400 million of 4.25% First Mortgage Bonds due March 2029.

In March 2026, PacifiCorp issued $300 million of its 4.65% First Mortgage Bonds due April 2029, $550 million of its 5.10% First Mortgage Bonds due April 2031, $800 million of its 5.45% First Mortgage Bonds due April 2033, and $850 million of its 5.80% First Mortgage Bonds due April 2036.

Junior Subordinated Debt

In February 2026, PacifiCorp issued $1.1 billion of its 7.125% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due August 2056. PacifiCorp will pay interest on the junior subordinated notes at a rate of 7.125% through August 2031, subject to a reset every five years, not to reset below 7.125%.

In March 2026, Sierra Pacific issued $600 million of its 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 2056. Sierra Pacific will pay interest on the junior subordinated notes at a rate of 6.375% through September 2031, subject to a reset every five years not to reset below 6.375%.

Credit Facilities

In April 2026, PacifiCorp entered into a letter of credit agreement under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case, in each case while such judgments remain pending appeal by PacifiCorp in the Oregon Court of Appeals or the Oregon Supreme Court. Refer to Note 10 for information regarding the Oregon Court of Appeals opinion issued in April 2026 associated with the James case. The letter of credit agreement provides for a two-year standby letter of credit facility for PacifiCorp in an aggregate stated amount of up to $2.55 billion. In conjunction with the letter of credit agreement, PacifiCorp entered into a committed surety facility set forth in a term sheet with an initial aggregate capacity of $2.55 billion, not to exceed availability under the letter of credit agreement, and related indemnity agreement under which the surety party is committed to issue surety bonds from time to time for PacifiCorp to secure the supersedeas undertakings described above. The surety facility must be fully secured by letters of credit. If 91 days prior to the applicable termination date of any letter of credit issued under the arrangements described above, any letter of credit obligations remain outstanding, PacifiCorp will be required to provide cash collateral to secure outstanding letter of credit obligations in an amount equal to 103% of such obligations. In April 2026, PacifiCorp received the necessary approvals from the Oregon Public Utility Commission and the Idaho Public Utilities Commission.

(7)    Income Taxes

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway, pursuant to a tax allocation agreement. The Company had a current income tax receivable from Berkshire Hathaway of $1,053 million and $282 million for federal income tax as of March 31, 2026 and December 31, 2025, respectively. The Company received no net cash payments for federal income taxes from Berkshire Hathaway for each of the three-month periods ended March 31, 2026 and 2025.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$184	21.0%	$200	21.0%
State and local income taxes, net of federal income tax	18	2.1	14	1.5
Foreign tax effects:
United Kingdom
Other	(2)	(0.2)	15	1.6
Canada
Foreign regulated flow-thru	(11)	(1.2)	(10)	(1.1)
Other	1	0.1	1	0.1
Effect of cross-border tax laws	—	—	(1)	(0.1)
Energy-related tax credits	(564)	(64.2)	(560)	(58.8)
Nontaxable or nondeductible items:
Equity earnings	(28)	(3.2)	(25)	(2.6)
Noncontrolling interest	(12)	(1.4)	(9)	(1.0)
Other, net	2	0.2	2	0.2
Changes in unrecognized tax benefits	1	0.1	1	0.1
Other adjustments:
Effects of ratemaking(1)	(19)	(2.3)	(25)	(2.6)
Other	—	—	(2)	(0.1)
Effective income tax rate	$(430)	(49.0)%	$(399)	(41.8)%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Energy-related tax credits relate primarily to production tax credits ("PTCs") from wind- and solar-powered generating facilities owned by MidAmerican Energy, PacifiCorp, NV Energy and BHE Renewables. Federal renewable electricity PTCs are earned as energy from qualifying wind- and solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Wind- and solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service.

(8)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Pension:
Service cost	$3	$3
Interest cost	25	26
Expected return on plan assets	(31)	(30)
Net amortization	2	2
Net periodic benefit (credit) cost	$(1)	$1

Other postretirement:
Service cost	$1	$1
Interest cost	7	7
Expected return on plan assets	(10)	(9)
Net amortization	(1)	(1)
Net periodic benefit credit	$(3)	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $4 million, respectively, during 2026. As of March 31, 2026, $3 million and $— million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost (credit) for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Service cost	$1	$1
Interest cost	16	14
Expected return on plan assets	(21)	(20)
Net amortization	8	8
Net periodic benefit cost	$4	$3

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £5 million during 2026. As of March 31, 2026, £1 million, or $2 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2026:
Assets:
Commodity derivatives	$1	$41	$—	$(4)	$38
Foreign currency exchange rate derivatives	—	5	—	—	5
Interest rate derivatives	12	34	12	—	58
Mortgage loans held for sale	—	722	—	—	722
Money market mutual funds	3,986	—	—	—	3,986
Debt securities:
U.S. government obligations	330	—	—	—	330
Corporate obligations	—	127	—	—	127
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	522	—	—	—	522
International companies	9	—	—	—	9
Investment funds	243	—	—	—	243
	$5,103	$931	$12	$(4)	$6,042
Liabilities:
Commodity derivatives	$(15)	$(136)	$(67)	$77	$(141)
Interest rate derivatives	—	—	(2)	—	(2)
	$(15)	$(136)	$(69)	$77	$(143)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2025:
Assets:
Commodity derivatives	$—	$47	$2	$(8)	$41
Foreign currency exchange rate derivatives	—	11	—	—	11
Interest rate derivatives	12	25	8	—	45
Mortgage loans held for sale	—	698	—	—	698
Money market mutual funds	1,469	—	—	—	1,469
Debt securities:
U.S. government obligations	326	—	—	—	326
Corporate obligations	—	133	—	—	133
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	549	—	—	—	549
International companies	9	—	—	—	9
Investment funds	283	—	—	—	283
	$2,648	$916	$10	$(8)	$3,566
Liabilities:
Commodity derivatives	$(13)	$(169)	$(56)	$83	$(155)
Interest rate derivatives	—	(3)	—	1	(2)
	$(13)	$(172)	$(56)	$84	$(157)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $73 million and $76 million as of March 31, 2026, and December 31, 2025, respectively.
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

	Three-Month Periods
	Ended March 31,
		Interest
	Commodity	Rate
	Derivatives	Derivatives
2026:
Beginning balance	$(54)	$8
Changes included in earnings(1)	—	2
Changes in fair value recognized in net regulatory assets	(19)	—
Settlements	6	—
Ending balance	$(67)	$10

2025:
Beginning balance	$(72)	$5
Changes included in earnings(1)	—	9
Changes in fair value recognized in net regulatory assets	(31)	—
Settlements	11	—
Ending balance	$(92)	$14

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

	As of March 31, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$61,485	$55,882	$57,259	$52,665

(10)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

During the three-month period ended March 31, 2026, MidAmerican Energy entered into firm construction commitments totaling $393 million for the remainder of 2026 through 2029 related to the construction of wind-powered, solar-powered and natural gas-powered generating facilities in Iowa.

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

Wildfires

2020 Wildfires and 2022 McKinney Fire

The 2020 Wildfires occurred in September 2020, when a severe weather event with high winds contributed to several major wildfires, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, burning over 500,000 acres in aggregate and include the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

Both the U.S. Department of Agriculture Forest Service ("USFS") and the Oregon Department of Forestry ("ODF") completed investigation reports related to a wildland fire that was first reported outside the Santiam Canyon on August 16, 2020 ("Beachie Creek Fire"), approximately three weeks before the severe weather event described above. The ODF's report concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF's report also found that PacifiCorp's power lines did not contribute to the overall spread of fire into the Santiam Canyon even though PacifiCorp's power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

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

The 2022 McKinney Fire occurred on July 29, 2022, when a wildfire began in Siskiyou County, California within PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities.

Complaints and Demands Associated with the Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with 2020 Wildfires (the "James" case)for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers also filed subrogation complaints in Oregon and California with similar allegations. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. As described below, substantially all outstanding complaints and demands are associated with the 2020 Wildfires, specifically the James case and the state of Oregon demands.

Substantially all amounts sought in outstanding complaints and demands filed in Oregon are associated with the James mass complaints described below, as well as stayed cases for which motions have been filed for consolidation into the James case and the state of Oregon demands. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated.

PacifiCorp has settled various claims associated with the Wildfires, including all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with the Oregon wineries and with the federal government, claims remain outstanding for a substantial number of plaintiffs associated with the James case. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims. Refer below for information regarding the Oregon Court of Appeals opinion issued in April 2026 pertaining to the James class action complaint.

The James Case

On September 30, 2020, a class action complaint against PacifiCorp captioned Jeanyne James et al. v. PacifiCorp, ("James") was filed in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class.

Since the filing of the original class action complaint, several cases have been stayed pending consolidation into James and numerous James class members have been named and damages specified in various complaints. From April 2024 through January 2026, 1,760 James class members filed nine mass damages complaints in Multnomah County Circuit Court Oregon premised on the Phase I liability verdict, as described below, each referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

The Multnomah County Circuit Court Oregon determined that the James case would be divided into a liability phase ("Phase I") and a damages phase ("Phase II"). In June 2023, a jury in the Phase I liability trial found PacifiCorp's conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. The jury awarded economic and noneconomic damages, as well as punitive damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the Phase I plaintiffs' economic damages, in accordance with Oregon law, and added punitive damages by applying a 0.25 multiplier to the awarded economic and noneconomic damages. The Multnomah County Circuit Court Oregon granted PacifiCorp's subsequent motion to offset the damage awards by deducting insurance proceeds received by any of the plaintiffs.

PacifiCorp subsequently appealed the Phase I liability verdict, and on April 8, 2026, the verdict was reversed and remanded by the Oregon Court of Appeals, as described in more detail below.

While PacifiCorp's appeal of the Phase I verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II trials, in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called "CMO No. 11." PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the Phase II trials once limited judgments are entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of $1,252 million to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially offset by estimated insurance offsets of $35 million. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. Based on the April 2026 Oregon Court of Appeals opinion, the existing bonds could eventually be discharged and any future bonding requirements eliminated.

The Oregon Court of Appeals' April 2026 opinion reversing the Phase I verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could "assume that the evidence at the trial applies to all class members." The Oregon Court of Appeals further concluded that the erroneous jury instruction "was prejudicial to PacifiCorp" because it "gave rise to some likelihood that the jury reached an erroneous result." Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp's appellate brief, it did not address the majority of PacifiCorp's other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp. Either party can file a petition for review with the Oregon Supreme Court within 35 days of the Oregon Court of Appeals opinion, subject to extension. Whether the Oregon Supreme Court accepts a request for review is at its discretion.

On April 9, 2026, the Multnomah County Circuit Court Oregon ordered a stay of scheduled James Phase II trials (except for a trial that began April 6, 2026, and subsequently concluded on April 13, 2026) and mandatory mediation. The Multnomah County Circuit Court Oregon asked the parties to submit briefing on the merits, scope and duration of the stay in advance of a May 22, 2026, hearing.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through March 31, 2026. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through March 31, 2026, PacifiCorp paid $2,276 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In April 2026, PacifiCorp made additional settlement payments related to the Wildfires totaling $4 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Beginning balance	$1,161	$1,536
Payments	(584)	(114)
Ending balance	$577	$1,422

As of March 31, 2026 and December 31, 2025, $160 million and $734 million of PacifiCorp's liability for estimated losses associated with the Wildfires was included in other current liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of March 31, 2026, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of March 31, 2026 and December 31, 2025, was included in other long-term liabilities on the Consolidated Balance Sheets.

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries with the final $98 million of proceeds received during the three-month period ended March 31, 2025. No additional insurance recoveries beyond those received to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp's financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the James appeals process, including the April 2026 Oregon Court of Appeals opinion.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices, RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs and settlements were reached by Keller Williams, NAR and HomeServices subsequent to the trial. All settlements received court approval, had final judgments entered by the court and were appealed to the U.S. Court of Appeals for the Eighth Circuit. All appeals were fully briefed by December 19, 2025, and oral arguments took place on January 14, 2026. A ruling from the court on the appeals is pending.

The final HomeServices settlement agreement with the plaintiffs reached on April 25, 2024, settles all claims asserted against HomeServices, HSF Affiliates LLC and BHH Affiliates, LLC in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years aggregating $250 million. HomeServices has made payments of $10 million in September 2024, $57 million in February 2025 and $63 million in February 2026. HomeServices recognized an after-tax charge of approximately $140 million in the first quarter of 2024, and the liability outstanding as of March 31, 2026, and December 31, 2025, was $100 million and $158 million, respectively. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

(11)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended March 31, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,686	$589	$694	$—	$—	$—	$—	$(1)	$2,968
Retail gas	—	332	37	—	—	—	—	—	369
Wholesale	21	186	15	—	2	—	—	(1)	223
Transmission and distribution	35	13	16	288	—	164	—	—	516
Interstate pipeline	—	—	—	—	993	—	—	(57)	936
Other	42	—	—	—	3	—	—	1	46
Total Regulated	1,784	1,120	762	288	998	164	—	(58)	5,058
Nonregulated	—	3	4	18	383	23	188	(1)	618
Total Customer Revenue	1,784	1,123	766	306	1,381	187	188	(59)	5,676
Other revenue	24	17	—	30	4	2	57	—	134
Total	$1,808	$1,140	$766	$336	$1,385	$189	$245	$(59)	$5,810

	For the Three-Month Period Ended March 31, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,647	$545	$633	$—	$—	$—	$—	$(1)	$2,824
Retail gas	—	309	49	—	—	—	—	—	358
Wholesale	13	116	16	—	1	—	—	—	146
Transmission and distribution	48	14	17	372	—	155	—	—	606
Interstate pipeline	—	—	—	—	859	—	—	(46)	813
Other	27	—	—	—	—	—	—	—	27
Total Regulated	1,735	984	715	372	860	155	—	(47)	4,774
Nonregulated	—	2	2	25	315	29	211	—	584
Total Customer Revenue	1,735	986	717	397	1,175	184	211	(47)	5,358
Other revenue	33	28	1	29	10	1	46	—	148
Total	$1,768	$1,014	$718	$426	$1,185	$185	$257	$(47)	$5,506
(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods
	Ended March 31,
	2026	2025
Customer Revenue:
Brokerage	$778	$781
Franchise	13	10
Total Customer Revenue	791	791
Mortgage and other revenue	71	69
Total	$862	$860

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2026, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

BHE Pipeline Group	$3,413	$18,810	$22,223

(12)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts On	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2024	$(421)	$(1,999)	$78	$1	$(2,341)
Other comprehensive income (loss)	—	169	(6)	—	163
Balance, March 31, 2025	$(421)	$(1,830)	$72	$1	$(2,178)

Balance, December 31, 2025	$(482)	$(1,409)	$46	$1	$(1,844)
Other comprehensive income (loss)	17	(143)	(6)	—	(132)
Balance, March 31, 2026	$(465)	$(1,552)	$40	$1	$(1,976)

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

	For the Three-Month Period Ended March 31, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,808	$1,140	$766	$336	$1,385	$189	$245	$862	$(59)	$6,672
Cost of sales	755	484	371	27	51	5	35	605	(58)	2,275
Operations and maintenance	463	220	160	69	233	39	97	263	17	1,561
Depreciation and amortization	310	277	148	98	165	52	76	9	—	1,135
Interest expense	227	109	85	48	73	37	31	—	136	746
Interest and dividend income	27	6	8	1	11	—	2	4	(5)	54
Income tax expense (benefit)	(21)	(218)	4	15	182	4	(319)	(4)	(73)	(430)
Equity income (loss)	—	—	1	—	28	22	(185)	—	—	(134)
Other segment items	(30)	(29)	36	(17)	(114)	(10)	(14)	(5)	(8)	(191)
Earnings on common shares	$71	$245	$43	$63	$606	$64	$128	$(12)	$(94)	$1,114

Capital expenditures	$717	$418	$631	$171	$215	$108	$169	$3	$(14)	$2,418

	For the Three-Month Period Ended March 31, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,768	$1,014	$718	$426	$1,185	$186	$257	$860	$(48)	$6,366
Cost of sales	718	369	357	29	54	6	45	605	(47)	2,136
Operations and maintenance	424	227	137	55	224	35	134	254	13	1,503
Depreciation and amortization	299	307	138	87	152	55	68	10	—	1,116
Interest expense	187	105	79	33	70	36	31	1	144	686
Interest and dividend income	28	6	6	3	23	—	4	4	(12)	62
Income tax expense (benefit)	(19)	(236)	3	57	144	4	(336)	(6)	(10)	(399)
Equity income (loss)	—	—	1	—	27	23	(172)	1	—	(120)
Other segment items	(9)	(20)	11	(23)	(103)	(11)	(7)	(16)	96	(82)
Earnings on common shares	$178	$228	$22	$145	$488	$62	$140	$(15)	$(64)	$1,184

Capital expenditures	$688	$405	$456	$157	$188	$81	$112	$1	$40	$2,128

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.
(2)Income tax expense (benefit) includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.
The following table summarizes the other segment items category by the Company's reportable segments:

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices

Property and other taxes	X	X	X	X	X	X	X	X
Capitalized interest	X	X	X	X	X	X
Allowance for equity funds	X	X	X		X	X
Gains (losses) on marketable securities, net	X	X	X		X	X	X	X
Other income (expense), net	X	X	X	X	X	X	X	X
Net income attributable to noncontrolling interests				X	X	X	X	X

The following table summarizes the Company's total assets by reportable segment (in millions):

	As of
	March 31,	December 31,
	2026	2025
Assets:
PacifiCorp	$40,776	$38,323
MidAmerican Funding	29,877	29,712
NV Energy	22,336	21,118
Northern Powergrid	10,630	10,819
BHE Pipeline Group	23,172	22,977
BHE Transmission	9,683	9,762
BHE Renewables	11,711	11,644
HomeServices	3,422	3,449
BHE and Other(1)	422	523
Total assets	$152,029	$148,327

(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the three-month period ended March 31, 2026 (in millions):

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices	Total

December 31, 2025	$1,129	$2,102	$2,369	$990	$1,814	$1,439	$95	$1,583	$11,521
Foreign currency translation	—	—	—	(13)	—	(19)	—	—	(32)
Dispositions	(89)	—	—	—	—	—	—	—	(89)
March 31, 2026	$1,040	$2,102	$2,369	$977	$1,814	$1,420	$95	$1,583	$11,400

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

BHE, a wholly owned subsidiary of Berkshire Hathaway, is a holding company headquartered in Iowa that has investments in a highly diversified portfolio of locally managed and operated businesses principally engaged in the energy industry. The Company's operations are organized as eight business segments: PacifiCorp, MidAmerican Funding (which primarily consists of MidAmerican Energy), NV Energy (which primarily consists of Nevada Power and Sierra Pacific), Northern Powergrid (which primarily consists of Northern Powergrid (Northeast) plc and Northern Powergrid (Yorkshire) plc), BHE Pipeline Group (which primarily consists of BHE GT&S, Northern Natural Gas and Kern River), BHE Transmission (which consists of BHE Canada (which primarily consists of AltaLink) and BHE U.S. Transmission), BHE Renewables and HomeServices. BHE, through these locally managed and operated businesses, has investments in four utility companies in the U.S. serving customers in 11 states, two electricity distribution companies in Great Britain, five interstate natural gas pipeline companies and interests in an LNG export, import and storage facility in the U.S., an electric transmission business in Canada, interests in electric transmission businesses in the U.S., a renewable energy business primarily investing in wind, solar, geothermal and hydroelectric projects, one of the largest residential real estate brokerage firms in the U.S. and a residential real estate brokerage franchise business in the U.S. The reportable segment financial information includes all necessary adjustments and eliminations needed to conform to the Company's significant accounting policies. The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

Results of Operations for the First Quarter of 2026 and 2025

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	First Quarter
	2026	2025	Change
Operating revenue:
PacifiCorp	$1,808	$1,768	$40	2%
MidAmerican Funding	1,140	1,014	126	12
NV Energy	766	718	48	7
Northern Powergrid	336	426	(90)	(21)
BHE Pipeline Group	1,385	1,185	200	17
BHE Transmission	189	186	3	2
BHE Renewables	245	257	(12)	(5)
HomeServices	862	860	2	—
BHE and Other	(59)	(48)	(11)	(23)
Total operating revenue	$6,672	$6,366	$306	5%

Earnings on common shares:
PacifiCorp	$71	$178	$(107)	(60)%
MidAmerican Funding	245	228	17	7
NV Energy	43	22	21	95
Northern Powergrid	63	145	(82)	(57)
BHE Pipeline Group	606	488	118	24
BHE Transmission	64	62	2	3
BHE Renewables(1)	128	140	(12)	(9)
HomeServices	(12)	(15)	3	20
BHE and Other	(94)	(64)	(30)	(47)
Total earnings on common shares	$1,114	$1,184	$(70)	(6)%

(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Earnings on common shares decreased $70 million for the first quarter of 2026 compared to 2025. Included in these results was a pre-tax gain in the first quarter of 2025 of $110 million ($87 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, earnings on common shares for the first quarter of 2026 increased $17 million, or 2%, compared to adjusted earnings on common shares for the first quarter of 2025 of $1,097 million.

The decrease in earnings on common shares for the first quarter of 2026 compared to 2025 was primarily due to the following:
•The Utilities' earnings decreased $69 million, primarily due to higher operations and maintenance expense, increased interest expense and lower PTCs recognized, partially offset by higher electric utility margin and increased allowances for equity and borrowed funds used during construction. Electric retail customer volumes increased 1.7% for the first quarter of 2026 compared to 2025, primarily due to an increase in the average number of customers and higher customer usage, partially offset by the unfavorable impact of weather;
•Northern Powergrid's earnings decreased $82 million, primarily due to lower distribution revenue and higher interest expense, partially offset by lower income tax expense from a charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax;
•BHE Pipeline Group's earnings increased $118 million, primarily due to higher transportation revenues at Northern Natural Gas and higher variable revenue at Cove Point;
•BHE Renewables' earnings decreased $12 million, primarily due to lower earnings on owned wind projects and from the wind tax equity investment portfolio, partially offset by higher geothermal and natural gas earnings;
•BHE and Other's earnings decreased $30 million, primarily due to the $87 million after-tax gain recognized in 2025 related to the Company's investment in BYD Company Limited, partially offset by higher federal income tax credits recognized on a consolidated basis and lower interest expense.

Reportable Segment Results

PacifiCorp

Operating revenue increased $40 million for the first quarter of 2026 compared to 2025, primarily due to higher retail revenue of $44 million. Retail revenue increased primarily due to price impacts of $75 million from higher average rates, largely from tariff changes and product mix, partially offset by $31 million from lower retail volumes. Retail customer volumes decreased 1.2% primarily due to the unfavorable impact of weather and lower customer usage, partially offset by an increase in the average number of customers.

Earnings decreased $107 million for the first quarter of 2026 compared to 2025, primarily due to increased interest expense of $40 million, higher operations and maintenance expense of $39 million, lower PTCs recognized of $17 million and higher depreciation and amortization expense of $11 million, partially offset by higher utility margin of $3 million. Operations and maintenance expense increased due to higher vegetation management and other wildfire prevention costs, lower federal grant reimbursements, higher general plant and maintenance costs and higher legal fees. Interest expense increased mainly due to higher average outstanding long-term debt balances. Depreciation and amortization increased largely due to additional assets placed in-service. Utility margin increased primarily due higher retail rates and lower thermal generation costs, partially offset by unfavorable deferred net power costs, lower retail volumes and higher purchased electricity costs.

MidAmerican Funding

Operating revenue increased $126 million for the first quarter of 2026 compared to 2025, primarily due to higher electric operating revenue of $80 million and higher natural gas operating revenue of $45 million. Electric operating revenue increased due to higher retail revenue of $43 million and higher wholesale and other revenue of $37 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $27 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit), higher retail volumes of $12 million and price impacts of $4 million from changes in sales mix. Electric retail customer volumes increased 4.4%, primarily due to higher customer usage, partially offset by the unfavorable impact of weather. Electric wholesale and other revenue increased mainly due to higher average wholesale prices of $41 million. Natural gas operating revenue increased primarily due to higher energy-related rates of $45 million (fully offset in cost of sales) from a higher average per-unit cost of natural gas sold.

Earnings increased $17 million for the first quarter of 2026 compared to 2025, primarily due to lower depreciation and amortization expense of $30 million, higher electric utility margin of $10 million and lower operations and maintenance expense of $7 million, partially offset by lower PTCs recognized of $17 million and higher interest expense of $4 million. Depreciation and amortization expense decreased primarily due to the impacts of certain regulatory mechanisms, partially offset by additional assets placed in-service. Electric utility margin increased primarily due to higher retail and wholesale revenues and lower thermal generation costs, partially offset by higher purchased electricity costs. Operations and maintenance expense decreased mainly due to lower electric distribution costs. Interest expense increased largely due to higher average outstanding long-term debt balances.

NV Energy

Operating revenue increased $48 million for the first quarter of 2026 compared to 2025, primarily due to higher electric operating revenue of $59 million, partially offset by lower natural gas operating revenue of $12 million, largely due to lower energy-related rates (fully offset in cost of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $25 million, increased base rates of $18 million at Nevada Power and higher customer volumes of $7 million. Electric retail customer volumes increased 4.3%, primarily due to an increase in the average number of customers and the favorable impact of weather.

Earnings increased $21 million for the first quarter of 2026 compared to 2025, primarily due to higher electric utility margin of $34 million and increased allowances for borrowed and equity funds used during construction of $24 million, partially offset by higher operations and maintenance expense of $23 million, increased depreciation and amortization of $10 million and higher interest expense of $6 million. Electric utility margin increased primarily due to higher base rates at Nevada Power and higher retail volumes. Operations and maintenance expense increased primarily due to higher administrative and technology costs and increased insurance premiums. Interest expense increased mainly due to higher average outstanding long-term debt balances.

Northern Powergrid

Operating revenue decreased $90 million for the first quarter of 2026 compared to 2025, primarily due to lower distribution revenue of $105 million, partially offset by $21 million from the weaker U.S. dollar. Distribution revenue decreased primarily due to lower tariff rates driven by the impacts of inflation.

Earnings decreased $82 million for the first quarter of 2026 compared to 2025, primarily due to lower distribution revenue and higher interest expense, partially offset by lower income tax expense from a charge related to the March 2025 enactment of a change in the Energy Profits Levy income tax of $14 million. Interest expense increased mainly due to higher average outstanding long-term debt balances.

BHE Pipeline Group

Operating revenue increased $200 million for the first quarter of 2026 compared to 2025, primarily due to higher operating revenue of $115 million at Northern Natural Gas and higher operating revenue of $76 million at BHE GT&S. The increase in operating revenue at Northern Natural Gas was primarily due to the impacts of a general rate case, with interim rates effective January 1, 2026, subject to refund, of $70 million and higher transportation revenue in the Field Area of $35 million, largely from higher rates. The increase in operating revenue at BHE GT&S was primarily due to favorable variable revenue at Cove Point of $59 million due to higher volumes and higher prices from extremely cold weather in the first quarter of 2026.

Earnings increased $118 million for the first quarter of 2026 compared to 2025, primarily due to higher earnings of $80 million at Northern Natural Gas and higher earnings of $36 million at BHE GT&S. The increase at Northern Natural Gas was primarily due to higher transportation revenues and higher margin on gas sales of $11 million from system balancing activities, partially offset by higher depreciation and amortization expense of $6 million from additional assets placed in-service. The increase at BHE GT&S was primarily due to favorable variable revenue at Cove Point and a gain from the initial conveyance of development rights related to a natural gas storage field at EGTS of $16 million, partially offset by decreased interest and dividend income of $10 million and higher operations and maintenance expense of $12 million, largely due to increased employee costs and higher plant operations and maintenance costs.

BHE Transmission

Operating revenue increased $3 million for the first quarter of 2026 compared to 2025, primarily due to $8 million from the weaker U.S. dollar, partially offset by $4 million of lower revenue from non-regulated wind-powered generating facilities from lower pricing.

Earnings increased $2 million for the first quarter of 2026 compared to 2025, primarily due to the weaker U.S. dollar.

BHE Renewables

Operating revenue decreased $12 million for the first quarter of 2026 compared to 2025, primarily due to lower electric and natural gas retail energy services revenue of $24 million from the wind down of the retail energy services business which was exited in December 2024 and lower wind revenue of $19 million, partially offset by higher natural gas and geothermal revenue of $32 million from higher natural gas pricing and higher geothermal generation. Wind revenue decreased due to lower generation and unfavorable changes in the valuations of certain derivative contracts.

Earnings decreased $12 million for the first quarter of 2026 compared to 2025, primarily due to lower wind earnings of $43 million, partially offset by higher geothermal and natural gas earnings of $35 million. Wind earnings decreased due to lower earnings from owned wind projects of $22 million, mainly from lower revenue and lower PTCs recognized of $3 million, and lower earnings from the wind tax equity investment portfolio of $21 million, largely due to timing of equity earnings and lower PTCs recognized of $12 million. Geothermal and natural gas earnings increased mainly due to lower maintenance costs, higher natural gas pricing and increased geothermal generation.

HomeServices

Operating revenue increased $2 million for the first quarter of 2026 compared to 2025, primarily due to higher mortgage, franchise and other revenue of $9 million, partially offset by lower brokerage and settlement services revenue of $7 million. The decrease in brokerage and settlement services revenue resulted from a 6% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates and low inventory.

Earnings increased $3 million for the first quarter of 2026 compared to 2025, primarily due to a title company divestiture loss recognized in 2025, partially offset by unfavorable operating expenses.

BHE and Other

Earnings decreased $30 million for the first quarter of 2026 compared to 2025, primarily due to the $87 million after-tax gain recognized in 2025 related to the Company's investment in BYD Company Limited, partially offset by $48 million of higher federal income tax credits recognized on a consolidated basis and lower interest expense of $9 million largely due to lower average outstanding long-term debt balances.

Liquidity and Capital Resources

Each of BHE's direct and indirect subsidiaries is organized as a legal entity separate and apart from BHE and its other subsidiaries. It should not be assumed that the assets of any subsidiary will be available to satisfy BHE's obligations or the obligations of its other subsidiaries. However, unrestricted cash or other assets that are available for distribution may, subject to applicable law, regulatory commitments and the terms of financing and ring-fencing arrangements for such parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to BHE or affiliates thereof. The Company's long-term debt may include provisions that allow BHE or its subsidiaries to redeem such debt in whole or in part at any time. These provisions generally include make-whole premiums. Refer to Note 18 of Notes to Consolidated Financial Statements in Item 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for further discussion regarding the limitation of distributions from BHE's subsidiaries.

As of March 31, 2026, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents	$148	$2,177	$529	$666	$20	$94	$251	$318	$4,203

Credit facilities(1)	3,500	2,900	1,509	1,000	359	665	1,525	—	11,458
Less:
Short-term debt	(85)	—	—	—	(157)	(65)	(698)	—	(1,005)
Tax-exempt bond support and letters of credit	—	—	(258)	—	—	(4)	—	—	(262)
Net credit facilities	3,415	2,900	1,251	1,000	202	596	827	—	10,191

Total net liquidity	$3,563	$5,077	$1,780	$1,666	$222	$690	$1,078	$318	$14,394
Credit facilities:
Maturity dates	2028	2026, 2028	2026, 2028	2028	2026, 2028	2028, 2029, 2030	2026, 2027, 2030

(1)Includes $94 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025, were $1.4 billion and $2.0 billion, respectively. The decrease was primarily due to higher wildfire liability settlement payments, changes in working capital and higher cash paid for interest, partially offset by favorable operating results and higher income tax receipts.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025, were $(2.4) billion and $(1.6) billion, respectively. The change was primarily due to lower proceeds from sales of BYD Company Limited common stock of $525 million and higher capital expenditures of $290 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2026, was $3,493 million. Sources of cash totaled $4.8 billion and consisted mainly of proceeds from subsidiary debt issuances of $4.6 billion. Uses of cash totaled $1.3 billion and consisted mainly of repayments of net repayments of short-term debt of $989 million, repayments of subsidiary debt of $210 million and distributions to noncontrolling interests of $68 million.

For a discussion of recent financing transactions, refer to Notes 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the three-month period ended March 31, 2025, was $0.9 billion. Sources of cash totaled $2.4 billion and consisted of proceeds from subsidiary debt issuances. Uses of cash totaled $1.4 billion and consisted mainly of preferred stock redemptions of $481 million, net repayments of short-term debt of $441 million and repayments of BHE senior debt of $400 million.

Letters of Credit

In April 2026, PacifiCorp entered into a letter of credit agreement under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case. Refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding this arrangement.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026
Capital expenditures by business:
PacifiCorp	$688	$717	$2,791
MidAmerican Funding	405	418	2,570
NV Energy	456	631	3,200
Northern Powergrid	157	171	863
BHE Pipeline Group	188	215	1,510
BHE Transmission	81	108	422
BHE Renewables	112	169	484
HomeServices	1	3	34
BHE and Other(1)	40	(14)	(2)
Total	$2,128	$2,418	$11,872

Capital expenditures by type:
Electric distribution	$554	$543	$2,782
Electric transmission	372	446	2,728
Natural gas transmission and storage	100	175	1,254
Wind generation	99	70	1,027
Solar generation	75	134	788
Wildfire prevention	179	151	624
Electric battery storage	31	8	63
Other	718	891	2,606
Total	$2,128	$2,418	$11,872
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
•Electric transmission includes both growth and operating expenditures. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects costs associated with major transmission projects totaling $85 million and $49 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2032 totals $335 million for the remainder of 2026.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $182 million and $121 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $979 million for the remainder of 2026.

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
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $— million and $54 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $238 million for the remainder of 2026.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $56 million and $14 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the repowering of wind-powered generating facilities totals $644 million for the remainder of 2026. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Solar generation and electric battery storage include growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy totaling $12 million and $— million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending totals $150 million for the remainder of 2026.
◦Construction of solar-powered generating facilities and co-located battery storage at the Nevada Utilities. Spending for the solar-powered generating facilities totaled $63 million and $61 million, respectively, for the three-month periods ended March 31, 2026 and 2025. Planned spending for the solar-powered generating facility totals $138 million for the remainder of 2026. Construction includes expenditures for a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% for Nevada Power and 90% for Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026.
◦Construction of solar-powered generating facilities and co-located battery storage at BHE Renewables. Spending for the solar-powered generating facilities totaled $5 million and $12 million, respectively, while spending for the co-located battery storage totaled $3 million and $17 million, respectively, for the three-month periods ended March 31, 2026 and 2025. Planned spending for the solar-powered generating facilities and co-located battery storage total $84 million and $39 million, respectively, for the remainder of 2026. Construction includes expenditures for a 48-MW solar photovoltaic facility with an additional 46 MWs of co-located battery storage that will be developed in Kern County, California, with commercial operation expected in 2026 and a 106-MW solar photovoltaic facility with an additional 50 MWs of co-located battery storage located in Jackson County, West Virginia, with commercial operation being completed in three phases between 2026 and 2027.
◦Construction of solar-powered generating facilities and co-located battery storage at BHE Montana. Spending for the solar-powered generating facilities totaled $8 million and $— million, respectively, while spending for the co-located battery storage totaled $6 million and $9 million, respectively, for the three-month periods ended March 31, 2026 and 2025. Planned spending for the solar-powered generating facilities and battery storage total $167 million and $6 million, respectively, for the remainder of 2026. Construction includes expenditures for a 130-MW solar photovoltaic facility with commercial operation expected in 2026 and a 75 MWs of battery storage that was put into service in January 2026 located in Glacier and Toole Counties in Montana and Ethridge, Montana, respectively.

•Wildfire prevention includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $138 million and $170 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $348 million for the remainder of 2026, and is comprised of reducing wildfire risk in the fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors, replacing traditional fuses with non-expulsion fuses and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.
◦Expenditures at the Nevada Utilities totaling $11 million and $6 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $113 million for the remainder of 2026, and is comprised of projects included in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of March 31, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 6 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, and new regulatory matters occurring in 2026.

PacifiCorp

Utah

In November 2025, PacifiCorp filed an application to create a catastrophic wildfire fund authorized by Utah statute. The fire fund would serve as a supplement to other forms of insurance to manage liabilities associated with catastrophic fire events in Utah that are not otherwise covered by insurance. In March 2026, the UPSC issued a notice of legal conclusion that determined that the surcharge for a fire fund could not be implemented outside of a general rate case. This docket will remain active to make findings and determinations regarding the catastrophic wildfire fund in advance of the next general rate case.

Oregon

In April 2025, PacifiCorp filed a renewable adjustment clause application with the OPUC to recover the full costs of certain wind‑powered generating facilities and associated transmission lines that are being only partially recovered as a result of the December 2024 general rate case order or that were placed into service subsequent to the rate effective date of the last general rate case. The application sought a rate increase of $51 million, or 2.5%, effective January 1, 2026. In December 2025, the OPUC approved recovery of the wind-powered generating facilities but not the associated transmission lines, citing that the transmission costs could only be recovered in a general rate case. The filing resulted in a rate increase of $40 million, which is a 2.2% increase for non-residential customers effective January 1, 2026, and a 1.7% increase, for residential customers effective April 1, 2026. In February 2026, PacifiCorp filed an application for reconsideration with the OPUC regarding the decision to exclude recovery of the transmission lines that the OPUC denied in March 2026.

California

In February 2026, PacifiCorp filed an application to recover over $340 million associated with the wildfire expense memorandum account representing claims costs paid and legal expense incurred to resolve third-party claims arising from the California portion of the Slater Fire and the 2022 McKinney Fire.

FERC

PacifiCorp's wholesale transmission rates are set annually using formula rates approved by the FERC and are updated annually. In May 2024, PacifiCorp published the 2024 annual update of its transmission formula rate in FERC Docket No. ER24-2004-000 pursuant to its formula rate implementation protocols. The 2024 formula rate update included the impacts of approximately $1,677 million of accrued losses, net of expected insurance recoveries associated with the Wildfires recognized during the year ended December 31, 2023, among other adjustments. Pursuant to the formula rate implementation protocols, PacifiCorp transmission customers are permitted to lodge "preliminary challenges" to the formula rate updates, which provides an informal basis upon which PacifiCorp and the transmission customers may exchange certain information and engage in discussions in order to provide further context to the rates resulting from the updates. Transmission customers are ultimately permitted to lodge "formal challenges" to the formula rate update with the FERC in the event preliminary discussions are not fruitful or do not resolve outstanding issues, and the FERC has an established process to resolve formal challenges. In June 2025, several PacifiCorp transmission customers filed formal challenges with the FERC, largely seeking to disallow PacifiCorp's recovery of the portion of losses associated with the Wildfires allocable to transmission customers through the formula rate and other, less substantive expenses. In August 2025, PacifiCorp filed a response and procedural motion with the FERC to dismiss the formal challenges on the basis that the formal challenges lack merit and do not support finding that PacifiCorp's Wildfires losses were imprudently incurred. In September 2025, those transmission customers who filed the formal challenges filed responses to PacifiCorp's filing. In October 2025, PacifiCorp filed an additional response with the FERC. In April 2026, PacifiCorp filed a motion to lodge the Oregon Court of Appeals opinion reversing and remanding the James liability verdict. PacifiCorp will continue to utilize the FERC-established process to resolve all outstanding issues related to its 2024 annual update. The matter is pending before the FERC.

2026 PacifiCorp Inter-Jurisdictional Allocation Protocol

In August 2025, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC for approval of PacifiCorp's 2026 Inter-Jurisdictional Cost Allocation Protocol ("2026 Protocol"). The 2026 Protocol is intended to supersede the 2020 PacifiCorp Inter-Jurisdictional Allocation Protocol for Utah, Oregon, Wyoming, Idaho and California, and align with the changes proposed in the Washington 2026 Protocol, filed with the April 2025 power cost only rate case. This filing is the first phase in a multi-phased process to transition PacifiCorp's cost-allocation methodology to accommodate diverging resource portfolios and changes to operations needed to address individual state energy policies. If approved, the 2026 Protocol will be effective for new regulatory filings beginning January 1, 2026. The CPUC will consider the 2026 Protocol as part of PacifiCorp's next general rate case filed in California. In December 2025, PacifiCorp filed deferral applications with the UPSC, the OPUC, the WPSC and the IPUC for net impacts of the reallocation of resources required to implement the 2026 Protocol as of January 1, 2026, while approval of the 2026 Protocol is pending in the respective states. In February 2026, PacifiCorp filed motions to suspend the procedural schedules in the respective states to assess the effects of the Washington service area sale described below on the proposed 2026 Protocol that were granted by the four commissions in February and March 2026.

Sale of Washington Service Area and Certain Washington-based Assets

In March and April 2026, PacifiCorp filed applications and supporting testimony with the UPSC, the OPUC, the WPSC, the WUTC, the IPUC and the CPUC for authority to sell PacifiCorp's Washington service area and certain Washington-based generation, transmission and distribution assets, as applicable, to Portland General Electric Company and its affiliate Gem Sub LLC. The WUTC application was filed jointly with the buyer, committing to provide $84 million of rate credits to Washington customers to help offset the incremental costs of a temporary power purchase agreement between PacifiCorp and Gem Sub LLC that will support system reliability and continuity of operations following the close of the transaction and to address the change in rate base associated with the transaction. In the filings, PacifiCorp proposes to assign customers a portion of each state's allocated share of the amount received in excess of the net book value of the assets to be sold. PacifiCorp has requested each commission's approval by March 1, 2027. PacifiCorp will also seek approval from the FERC under certain requirements of the Federal Power Act. Refer to Note 3 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and to Note 3 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for additional information regarding the transaction.

MidAmerican Energy

Illinois

In March 2026, MidAmerican Energy filed a request with the Illinois Commerce Commission ("ICC") seeking an increase in its Illinois retail electric rates based on a future test year. If approved as filed, the request would increase annual revenues by approximately $41 million, or 26.0%. The filing includes recovery of investments related to system reliability, new systems and technologies, and compliance with evolving safety and regulatory standards. MidAmerican Energy has requested that any approved increase be phased in over a two-year period. The filing also proposes a revenue adjustment mechanism intended to reduce revenue volatility associated with weather and usage variability. The outcome and timing of the proceeding are subject to ICC review and approval and could differ materially from MidAmerican Energy's request.

In March 2026, MidAmerican Energy filed a request with the ICC seeking an increase in its Illinois natural gas rates based on a future test year. If approved as filed, the request would increase annual revenues by approximately $9 million, or 12.2%. The filing includes recovery of investments related to system reliability, new systems and technologies, and compliance with evolving safety and regulatory standards. The filing also proposes a revenue adjustment mechanism intended to reduce revenue volatility associated with weather and usage variability. The outcome and timing of the proceeding are subject to ICC review and approval and could differ materially from MidAmerican Energy's request.

NV Energy (Nevada Power and Sierra Pacific)

Wildfire Self-Insurance Policy Filing

In January 2025, the Nevada Utilities filed applications for approval of the establishment and associated cost recovery of a Wildfire Self-Insurance Policy. The applications request that the PUCN issue an order determining that it is reasonable and prudent for the Nevada Utilities to establish a $500 million wildfire self-insurance policy (the "Policy") in order to have additional wildfire liability insurance in place in the event that a catastrophic wildfire in Nevada is alleged to be caused or exacerbated by the utility equipment. The Policy would provide $500 million in additional coverage for the Nevada Utilities for third-party claims, and it would be in excess to the commercial wildfire liability insurance the Nevada Utilities possess. In addition, the applications request approval to collect the costs for the Policy in rates over a ten-year period. Hearings before the Commission concluded in June 2025. In July 2025, the PUCN issued an order that approved the application in part and denied the application in part. The PUCN found that $1.0-$1.5 billion in insurance coverage is a prudent range for the Nevada Utilities based on its wildfire risk profile and that the Nevada Utilities sufficiently supported its initial request for an additional $500 million of excess insurance. However, the PUCN also determined that additional information is necessary to assess whether the self-insurance policy proposed by the Nevada Utilities is prudent under the circumstances and reasonable considering other options, if any. The Nevada Utilities filed the additional information requested by the PUCN in October 2025. In March 2026, the PUCN made a change to the procedural schedule and has set a hearing in June 2026 to assess the prudency of self-insurance.

Natural Disaster Protection Plan (NDPP)

In February 2026, the Nevada Utilities filed with the PUCN a joint application for approval of their Joint Natural Disaster Protection Plan for the period 2027-2029. The plan outlines proposed investments and initiatives of approximately $410 million for 2027 through 2029 to mitigate wildfire and other natural disaster risks, strengthen system reliability, and build a more resilient energy future. The plan prioritizes public safety, long-term risk reduction, rapid response and greater resilience for customers and the communities the company serves. The Natural Disaster Protection Plan details the Nevada Utilities' proposals and programs across several key areas to include: risk-based decision-making, situational awareness, operational practices and emergency response, inspections and corrections, vegetation management, system hardening, and community engagement. These efforts are designed to help the Nevada Utilities mitigate wildfire and other natural disaster risks, strengthen system reliability and continue building a more resilient energy future for Nevada. A hearing on the joint application is scheduled for August 2026.

BHE Pipeline Group

Northern Natural Gas

In July 2025, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.6 billion. This is an increase of $286 million above the cost-of-service filed in its 2022 rate case of $1.3 billion, largely due to higher depreciation expense and return allowance of $165 million from increased rate base and an increase in depreciation and negative salvage rates, and increased operations and maintenance expenses of $96 million. Northern Natural Gas requested increases in various rates, including transportation and storage reservation rates. In January 2026, the FERC approved Northern Natural Gas' filing to implement interim rates effective January 1, 2026, subject to refund and the outcome of hearing procedures. In March 2026, a settlement agreement supported by most participating parties was filed with the FERC to resolve all pending issues in the rate case; however, certain other parties have filed comments in opposition to the settlement agreement. The settlement agreement provides for increased Market Area transportation reservation rates of 30%, increased Field Area transportation reservation rates of 37%, and increased storage reservation rates of 13% from the rates that were in effect in 2025. The settlement also provides for a moratorium on Section 4 and Section 5 rate actions until July 1, 2027. The settlement rates were implemented effective February 1, 2026, and Northern Natural Gas' provision for rate refunds for January 2026 totaled $27 million. Should any parties remain opposed to settlement, a FERC procedural schedule may be reinstated, and the case may proceed to resolve contested issues and establish rates applicable to these parties.

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

The negotiated settlement agreement does not include, among other items, AltaLink's 2026-2027 Wildfire Mitigation Plan and the execution and costs of the 2024-2025 Wildfire Mitigation Plan, insurance premiums, depreciation on certain asset classes, the regulatory accounting and income tax treatment of certain costs and the proposal of two deferral accounts. These items were heard in an AUC hearing in November 2025.

In March 2026, the AUC issued its decision with respect to AltaLink's 2026-2027 GTA, which provided directions on the matters excluded from the previously approved negotiated settlement agreement. The AUC approved the 2026-2027 wildfire mitigation plan capital forecast at C$41 million, representing a 39% increase from the 2024-2025 GTA decision. In April 2026, AltaLink filed its compliance filing with total revised revenue requirements of C$904 million and C$939 million for 2026 and 2027, respectively. The total revenue requirement of C$904 million for 2026, pending final AUC approval, will enable AltaLink to continue to achieve revenue requirement at or below the 2018 approved revenue requirement for eight years.

Environmental Laws and Regulations

Each Registrant is subject to federal, state, local and foreign laws and regulations regarding air quality, climate change, emissions performance standards, water quality, coal ash disposal and other environmental matters that have the potential to impact each Registrant's current and future operations. In addition to imposing continuing compliance obligations, these laws and regulations provide regulators with the authority to levy substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. These laws and regulations are administered by various federal, state, local and international agencies. Each Registrant believes it is in material compliance with all applicable laws and regulations, although many are subject to interpretation that may ultimately be resolved by the courts. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, and new environmental matters occurring in 2026.

Environmental Deregulation

On March 12, 2025, the EPA announced a significant deregulatory effort focused on climate change and measures that impact the energy sector. At the core of the deregulatory effort is the plan to reconsider the EPA's 2009 endangerment finding on greenhouse gases. That finding gives the EPA its authority to regulate greenhouse gas emissions by finding they threaten public health. Because the endangerment finding underpins most climate rules, rewriting the scientific finding can streamline the process of undoing those rules for power plants, motor vehicles and other sectors. In addition to the endangerment finding, the EPA announced it will review the following rules and policies relevant to the Registrants: greenhouse gas standards for power plants; methane standards for the oil and natural gas sector; greenhouse gas reporting rule; mercury and air toxics standards; steam electric effluent limitation guidelines; oil and natural gas effluent limitation guidelines; risk management program; hydrofluorocarbon phase-out rule; National Ambient Air Quality Standards for fine particulate matter; regional haze program; state and tribe implementation plans for a variety of air quality rules; exceptional events policy; coal combustion residuals rule; and the definition of waters of the U.S. The EPA has taken the following actions to implement the announcement:

•On February 19, 2026, the EPA released its final rule repealing the 2024 amendments to the Mercury and Air Toxics Standards, specifically addressing the residual risk and technology review that informed the amendments. The final rule repeals the filterable particulate matter emission standard as a surrogate for non-mercury hazardous air pollutants; the requirement to use continuous emission monitoring systems for measuring and reporting particulate matter emissions; and the mercury emissions standard for existing lignite-fueled electric generating units. The rescission of filterable particulate matter emission standard and the requirement to use continuous emission monitoring systems reduces regulatory impacts for facilities at MidAmerican Energy and PacifiCorp. The repeal of the 2024 amendments reverts the Mercury and Air Toxics Standards to the 2012 requirements of the rule. The final repeal rule has been challenged in the D.C. Circuit by environmental and health groups, 22 states and other parties. Until litigation is completed, impacts on the relevant Registrants cannot be determined.

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

On April 9, 2026, the EPA released a proposal to amend the legacy CCR rule promulgated in 2024. The EPA proposed to revise the rule by exempting CCR dewatering structures; modifying the legacy CCR surface impoundment deferral criteria; eliminating the CCR management unit provisions; establishing new site-specific compliance pathway considerations for permitting groundwater monitoring points of compliance, corrective action cleanup levels, closure performance standards, closure timelines and CCR extraction for beneficial use during post-closure care; revising the definition of beneficial use; proposing a definition of CCR storage pile; and excluding specific beneficial uses from federal CCR regulations. As an alternative to full rescission of the CCR management unit provisions, the EPA is also seeking comment on several alternative approaches that would modify the definition and applicability of CCR management unit and the rule's associated requirements. The EPA will accept comments on the proposed amendments through June 12, 2026. The EPA also expressed an intention, in a future action, to reopen for 30 days the public comment period for the 2020 proposed rule regarding a federal CCR permit program. That rule would require owners and operators of CCR surface impoundments and landfills to obtain federal CCR permits for units located in a state without an EPA-approved state CCR permit program. Until rulemaking is completed and litigation completed, impacts on the relevant Registrants cannot be determined.

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

Federal Permitting Moratoria for Renewable Energy

On January 20, 2025, the Trump Administration released a Presidential Memorandum temporarily placing a halt on offshore wind leasing and on federal permitting for onshore wind facilities. The memorandum calls for a "temporary cessation and immediate review" of federal wind permitting for onshore wind. This directive covers "new or renewed approvals, rights of way, permits, leases, or loans for onshore or offshore wind projects" pending the completion of a comprehensive assessment and review of federal wind leasing and permitting practices. The memorandum does not provide a timeline for the Secretary of the Interior to complete its review. It also does not provide any guidance on the alleged deficiencies in the permitting process that are to be addressed. Between January and August 2025, the U.S. Department of Interior ("DOI') issued a number of orders to implement the Presidential Memorandum and enact a significant federal policy shift concerning renewable energy. Seventeen states, the District of Columbia, and the Alliance for Clean Energy New York challenged the Presidential Memorandum in U.S. District Court for the District of Massachusetts. On December 8, 2025, the court found the memorandum to be arbitrary and capricious and contrary to law and directed that it be vacated in full, meaning the ruling applies nationwide. However, the various directives issued by federal agencies limiting access to federal permits or increasing the regulatory requirements for wind and solar projects do not rely on the Presidential Memorandum, so the district court's order is not expected to directly affect them. On December 23, 2025, eight regional renewable energy trade associations filed suit in Massachusetts district court challenging six actions by federal agencies that have blocked or curtailed permitting for renewable energy projects and have requested a preliminary injunction of these actions. Applicable to the relevant Registrants, the challenged administrative actions include the DOI's policy requiring review and approval by three of the department's most senior officials for each discretionary action related to wind and solar projects; a memorandum from the Army Corps of Engineers requiring consideration of capacity density when reviewing applications for individual permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act; and the U.S. Fish and Wildlife Service's prohibition on wind facilities obtaining permits authorizing the take of eagles under the Bald and Golden Eagle Protection Act. On April 21, 2026, the U.S. District Court for the District of Massachusetts issued a preliminary injunction blocking implementation of five of the six challenged actions, including the DOI's policy requiring three levels of review for wind and solar projects; the memoranda requiring the DOI and the Army Corps of Engineers to use a new capacity density metric when evaluating wind and solar projects on federal lands; and the DOI action restricting wind and solar projects from using the Fish and Wildlife Service's IPAC website for preliminary environmental screening. The court's order provides plaintiffs' members immediate relief from the administrative actions at issue. The U.S. Government has 60 days to appeal the preliminary injunction while merits proceedings in the district court continue. Until litigation is completed, impacts on the relevant Registrants cannot be determined.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets, pension and other postretirement benefits, income taxes and loss contingencies. For additional discussion of the Company's critical accounting estimates, see Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in the Company's assumptions regarding critical accounting estimates since December 31, 2025. Refer to Note 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion of loss contingencies related to the Wildfires.

PacifiCorp and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of March 31, 2026, the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of PacifiCorp as of December 31, 2025, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
May 1, 2026

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,169	$73
Trade receivables, net	827	1,032
Other receivables, net	146	212
Inventories	900	920
Regulatory assets	450	669
Prepaid expenses	237	148
Assets held for sale (Note 3)	1,905	—
Other current assets	297	138
Total current assets	6,931	3,192

Property, plant and equipment, net	29,925	31,113
Regulatory assets	1,833	1,891
Other assets	956	994

Total assets	$39,645	$37,190

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,325	$1,378
Accrued interest	226	260
Accrued property, income and other taxes	104	96
Accrued employee expenses	131	105
Short-term debt	—	1,000
Current portion of long-term debt	—	100
Regulatory liabilities	78	80
Wildfires liabilities (Note 11)	160	734
Liabilities held for sale (Note 3)	249	—
Other current liabilities	483	529
Total current liabilities	2,756	4,282

Senior debt	16,079	13,193
Junior subordinated debt	1,930	841
Regulatory liabilities	2,419	2,577
Deferred income taxes	3,408	3,274
Wildfires liabilities (Note 11)	417	427
Other long-term liabilities	1,418	1,449
Total liabilities	28,427	26,043

Commitments and contingencies (Note 11)

Shareholders' equity:
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	6,749	6,678
Accumulated other comprehensive loss, net	(10)	(10)
Total shareholders' equity	11,218	11,147

Total liabilities and shareholders' equity	$39,645	$37,190

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Operating revenue	$1,808	$1,768

Operating expenses:
Cost of fuel and energy	755	718
Operations and maintenance	463	424
Depreciation and amortization	310	299
Property and other taxes	67	59
Total operating expenses	1,595	1,500

Operating income	213	268

Other income (expense):
Interest expense	(227)	(187)
Allowance for borrowed funds	21	22
Allowance for equity funds	20	27
Interest and dividend income	27	28
Other, net	(4)	—
Total other income (expense)	(163)	(110)

Income before income tax expense (benefit)	50	158
Income tax expense (benefit)	(21)	(19)
Net income	$71	$177

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2024	$2	$—	$4,479	$6,040	$(9)	$10,512
Net income	—	—	—	177	—	177
Preferred stock redemption	(1)	—	—	(1)	—	(2)
Balance, March 31, 2025	$1	$—	$4,479	$6,216	$(9)	$10,687

Balance, December 31, 2025	$—	$—	$4,479	$6,678	$(10)	$11,147
Net income	—	—	—	71	—	71
Balance, March 31, 2026	$—	$—	$4,479	$6,749	$(10)	$11,218

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$71	$177
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	310	299
Allowance for equity funds	(20)	(27)
Net power cost deferrals	(57)	(112)
Amortization of net power cost deferrals	225	206
Other changes in regulatory assets and liabilities	2	(11)
Deferred income taxes and amortization of investment tax credits	126	(9)
Other, net	10	5
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	171	16
Inventories	(15)	(27)
Derivative collateral, net	(27)	5
Prepaid expenses	(97)	27
Accrued property, income and other taxes, net	(126)	14
Accounts payable and other liabilities	(52)	(59)
Wildfires insurance receivable	—	98
Wildfires liability	(584)	(114)
Net cash flows from operating activities	(63)	488

Cash flows from investing activities:
Capital expenditures	(717)	(688)
Other, net	5	5
Net cash flows from investing activities	(712)	(683)

Cash flows from financing activities:
Proceeds from senior debt	2,885	—
Proceeds from junior subordinated debt	1,089	842
Repayments of senior debt	(100)	—
Net repayments of short-term debt	(1,000)	(240)
Redemption of preferred stock	—	(2)
Other, net	(4)	(2)
Net cash flows from financing activities	2,870	598

Net change in cash and cash equivalents and restricted cash and cash equivalents	2,095	403
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	95	61
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,190	$464

The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

PacifiCorp, which includes PacifiCorp and its subsidiaries, is a U.S. regulated electric utility company serving retail customers, including residential, commercial, industrial, irrigation and other customers in portions of Utah, Oregon, Wyoming, Washington, Idaho and California. PacifiCorp owns, or has interests in, a number of thermal, hydroelectric, wind-powered and geothermal generating facilities, as well as electric transmission and distribution assets. PacifiCorp also buys and sells electricity on the wholesale market with other utilities, energy marketing companies, financial institutions and other market participants. PacifiCorp is subject to comprehensive state and federal regulation. PacifiCorp's subsidiaries support its electric utility operations by providing coal mining services. PacifiCorp is an indirect subsidiary of Berkshire Hathaway Energy Company ("BHE"), a holding company based in Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026. Refer to Note 11 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires." Refer to Note 3 for information regarding assets and liabilities held for sale.

Segment Information

PacifiCorp currently has one reportable segment, its regulated electric utility operations, which derives its revenue from regulated retail sales of electricity to residential, commercial, industrial and irrigation customers and from wholesale sales. PacifiCorp's chief operating decision maker ("CODM") is its Chief Executive Officer. Net income, as reported on the Consolidated Statements of Operations, is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital, the CODM generally considers actual results versus historical results, budgets or forecasts, as well as unique risks and opportunities. The segment expense information regularly provided to the CODM aligns with the captions presented on the Consolidated Statements of Operations. PacifiCorp's segment capital expenditures are reported on the Consolidated Statements of Cash Flows as capital expenditures. PacifiCorp's segment assets are reported on the Consolidated Balance Sheet as total assets.

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

(3)    Dispositions

On February 15, 2026, PacifiCorp and Portland General Electric Company and an affiliate of Portland General Electric Company (together, the "PGE Entities") entered into an Asset Purchase and Service Area Transfer Agreement (the "Sale Agreement") to sell to the PGE Entities certain PacifiCorp assets and liabilities associated with PacifiCorp's Washington operations for a sales price of $1.9 billion in cash plus additional cash consideration for the value of specified assets to be delivered at closing, subject to customary purchase price adjustments (the "Transaction").

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

The Transaction has been approved by PacifiCorp's board of directors but is subject to customary closing conditions including (i) the expiration or termination of the waiting period and other required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the receipt of all necessary approvals, waivers and rulings from the Federal Energy Regulatory Commission ("FERC") and each of PacifiCorp's six state public utility commissions. In March and April 2026, PacifiCorp filed for approval of the Transaction and associated disposition of assets with each of its state public utility commissions, requesting approval by March 1, 2027. PacifiCorp expects to file with the FERC in June 2026 under applicable sections of the Federal Power Act and expects approval will be received within the timeframe requested of the state public utility commissions. The Transaction is expected to close shortly after approvals are received.

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

As a result of the Transaction, PacifiCorp has presented the associated assets and liabilities as held for sale as of March 31, 2026, on the Consolidated Balance Sheets within current assets and current liabilities due to the expected timing of close of the Transaction. As the Transaction does not represent a strategic shift that will have a major impact on PacifiCorp's operations or financial results based on the scale of PacifiCorp's Washington operations and retail service territory relative to its overall operations and retail service territory, the Transaction does not qualify for presentation as discontinued operations.

As the carrying value of the associated assets and liabilities are less than fair value less costs to sell, no loss has been recorded as a result of the Transaction. PacifiCorp continues to depreciate the property, plant and equipment included in the Transaction as it will continue to operate the assets and serve PacifiCorp's Washington customers through closing of the Transaction, during which time it will continue to recover in retail rates the associated depreciation expense and return on investment, and the continued depreciation will be reflected in the carry-over basis of the assets upon closing.

The assets and liabilities held for sale as presented in Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheets as of March 31, 2026, are as follows:

Assets held for sale:
Trade receivables, net		$111
Property, plant and equipment, net:
Generation	860
Transmission	320
Distribution	750
Intangible plant and other	67
Accumulated depreciation and amortization	(455)
Construction work-in-progress	46
Property, plant and equipment, net		1,588
Regulatory assets		154
Other assets		52
Total assets held for sale		$1,905

Liabilities held for sale:
Regulatory liabilities		$200
Other liabilities		49
Total liabilities held for sale		$249

Regulatory assets include amounts associated with deferred net power costs and unrealized loss on regulated derivative contracts for which the underlying contracts will transfer to the Buyer. Other assets and other liabilities include inventories, certain prepaid expenses, derivative balances, lease balances, asset retirement obligation balances and transmission deposits. Regulatory liabilities include amounts associated with cost of removal and excess deferred income tax liability balances.

(4)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of funds representing vendor retention, nuclear decommissioning and environmental remediation funds. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$2,169	$73
Restricted cash and cash equivalents included in other current assets	18	19
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$2,190	$95

(5)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Generation	15 - 59 years	$14,272	$15,114
Transmission	60 - 90 years	11,425	11,732
Distribution	20 - 75 years	10,587	11,127
Intangible plant and other	2 - 75 years	2,605	2,667
Utility plant in-service		38,889	40,640
Accumulated depreciation and amortization		(12,617)	(12,875)
Utility plant in-service, net		26,272	27,765
Nonregulated, net of accumulated depreciation and amortization	34 - 75 years	18	18
		26,290	27,783
Construction work-in-progress		3,635	3,330
Property, plant and equipment, net		$29,925	$31,113

Government Grants

As of March 31, 2026, and December 31, 2025, approximately $58 million and $50 million, respectively, of federal grant funds reduced additions to property, plant and equipment – net on the Consolidated Balance Sheets. During the three-month periods ended March 31, 2026 and 2025, approximately $2 million and $13 million, respectively, of federal grant funds reduced operating expenses on the Consolidated Statements of Operations.

(6)    Recent Financing Transactions

Senior Debt

In February 2026, PacifiCorp issued $400 million of 4.25% First Mortgage Bonds due March 2029.

In March 2026, PacifiCorp issued $300 million of its 4.65% First Mortgage Bonds due April 2029, $550 million of its 5.10% First Mortgage Bonds due April 2031, $800 million of its 5.45% First Mortgage Bonds due April 2033, and $850 million of its 5.80% First Mortgage Bonds due April 2036.

Junior Subordinated Debt

In February 2026, PacifiCorp issued $1.1 billion of its 7.125% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due August 2056. PacifiCorp will pay interest on the junior subordinated notes at a rate of 7.125% through August 2031, subject to a reset every five years, not to reset below 7.125%.

Credit Facilities

In April 2026, PacifiCorp entered into a letter of credit agreement under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case, in each case while such judgments remain pending appeal by PacifiCorp in the Oregon Court of Appeals or the Oregon Supreme Court. Refer to Note 11 for information regarding the Oregon Court of Appeals opinion issued in April 2026 associated with the James case. The letter of credit agreement provides for a two-year standby letter of credit facility for PacifiCorp in an aggregate stated amount of up to $2.55 billion. In conjunction with the letter of credit agreement, PacifiCorp entered into a committed surety facility set forth in a term sheet with an initial aggregate capacity of $2.55 billion, not to exceed availability under the letter of credit agreement, and related indemnity agreement under which the surety party is committed to issue surety bonds from time to time for PacifiCorp to secure the supersedeas undertakings described above. The surety facility must be fully secured by letters of credit. If 91 days prior to the applicable termination date of any letter of credit issued under the arrangements described above, any letter of credit obligations remain outstanding, PacifiCorp will be required to provide cash collateral to secure outstanding letter of credit obligations in an amount equal to 103% of such obligations. In April 2026, PacifiCorp received the necessary approvals from the Oregon Public Utility Commission and the Idaho Public Utilities Commission.

(7)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. PacifiCorp made net cash payments for state income taxes to BHE totaling $2 million for each of the three-month periods ended March 31, 2026 and 2025. As of March 31, 2026, federal and state income taxes receivable from BHE were $228 million. As of December 31, 2025, federal income taxes receivable from BHE were $94 million and state income taxes payable to BHE were $16 million.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$10	21.0%	$33	21.0%
State and local income taxes, net of federal income tax	4	8.2	8	4.9
Energy-related tax credits	(30)	(60.3)	(47)	(29.7)
Effects of ratemaking(1)	(5)	(11.3)	(13)	(8.4)
Effective income tax rate	$(21)	(42.4)%	$(19)	(12.2)%
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

(8)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Pension:
Interest cost	$9	$9
Expected return on plan assets	(11)	(11)
Net amortization	2	2
Net periodic benefit cost (credit)	$—	$—

Other postretirement:
Service cost	$—	$—
Interest cost	3	3
Expected return on plan assets	(3)	(3)
Net amortization	(1)	(1)
Net periodic benefit credit	$(1)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2026. As of March 31, 2026, $1 million of contributions had been made to the pension plans.

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

PacifiCorp has established a risk management process that is designed to identify, assess, manage and report on each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices. Refer to Note 10 for additional information related to the fair value measurements associated with derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of March 31, 2026
Not designated as hedging contracts(1):
Commodity assets	$3	$—	$3	$—	$6
Commodity liabilities	—	—	(97)	(20)	(117)
Total	3	—	(94)	(20)	(111)
Cash collateral receivable	—	—	65	—	65
Total derivatives - net basis	$3	$—	$(29)	$(20)	$(46)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$5	$—	$4	$1	$10
Commodity liabilities	—	—	(119)	(28)	(147)
Total	5	—	(115)	(27)	(137)
Cash collateral receivable	—	—	67	4	71
Total derivatives - net basis	$5	$—	$(48)	$(23)	$(66)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of March 31, 2026, a regulatory asset of $111 million was recorded related to the net derivative liability of $111 million. As of December 31, 2025, a regulatory asset of $137 million was recorded related to the net derivative liability of $137 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Beginning balance	$137	$97
Changes in fair value recognized in regulatory assets	34	10
Net gains reclassified to operating revenue	7	8
Net losses reclassified to cost of fuel and energy	(67)	(34)
Ending balance	$111	$81

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2026	2025

Natural gas purchases	Decatherms	122	147

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2026, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $117 million and $145 million as of March 31, 2026, and December 31, 2025, respectively, for which PacifiCorp had posted collateral of $65 million and $71 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of March 31, 2026, and December 31, 2025, PacifiCorp would have been required to post $49 million and $69 million, respectively, of additional collateral.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2026:
Assets:
Commodity derivatives	$—	$6	$—	$(3)	$3
Money market mutual funds	2,167	—	—	—	2,167
Investment funds	22	—	—	—	22
	$2,189	$6	$—	$(3)	$2,192

Liabilities:
Commodity derivatives	$—	$(117)	$—	$68	$(49)

As of December 31, 2025:
Assets:
Commodity derivatives	$—	$10	$—	$(5)	$5
Money market mutual funds	84	—	—	—	84
Investment funds	28	—	—	—	28
	$112	$10	$—	$(5)	$117

Liabilities:
Commodity derivatives	$—	$(147)	$—	$76	$(71)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $65 million and $71 million as of March 31, 2026, and December 31, 2025, respectively.

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

	As of March 31, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$18,009	$16,575	$14,134	$13,005

(11)    Commitments and Contingencies

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

Wildfires

2020 Wildfires and 2022 McKinney Fire

The 2020 Wildfires occurred in September 2020, when a severe weather event with high winds contributed to several major wildfires, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, burning over 500,000 acres in aggregate and include the Santiam Canyon, Beachie Creek, South Obenchain, Echo Mountain Complex, 242, Archie Creek, Slater and other fires. The Slater fire occurred in both Oregon and California. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

Both the U.S. Department of Agriculture Forest Service ("USFS") and the Oregon Department of Forestry ("ODF") completed investigation reports related to a wildland fire that was first reported outside the Santiam Canyon on August 16, 2020 ("Beachie Creek Fire"), approximately three weeks before the severe weather event described above. The ODF's report concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF's report also found that PacifiCorp's power lines did not contribute to the overall spread of fire into the Santiam Canyon even though PacifiCorp's power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

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

The 2022 McKinney Fire occurred on July 29, 2022, when a wildfire began in Siskiyou County, California within PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities.

Complaints and Demands Associated with the Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with 2020 Wildfires (the "James" case) for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers also filed subrogation complaints in Oregon and California with similar allegations. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. As described below, substantially all outstanding complaints and demands are associated with the 2020 Wildfires, specifically the James case and the state of Oregon demands.

Substantially all amounts sought in outstanding complaints and demands filed in Oregon are associated with the James mass complaints described below, as well as stayed cases for which motions have been filed for consolidation into the James case and the state of Oregon demands. Oregon law provides for doubling of economic and property damages in the event the defendant is found to have acted with gross negligence, recklessness, willfulness or malice. Oregon law provides for trebling of damages associated with timber, shrubs and produce in the event the defendant is determined to have willfully and intentionally trespassed. For class actions, amounts specified by the plaintiffs in the complaints include amounts based on estimates of the potential class size, which ultimately may be significantly greater than estimated.

PacifiCorp has settled various claims associated with the Wildfires, including all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with the Oregon wineries and with the federal government, claims remain outstanding for a substantial number of plaintiffs associated with the James case. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims. Refer below for information regarding the Oregon Court of Appeals opinion issued in April 2026 pertaining to the James class action complaint.

The James Case

On September 30, 2020, a class action complaint against PacifiCorp captioned Jeanyne James et al. v. PacifiCorp, ("James") was filed in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class.

Since the filing of the original class action complaint, several cases have been stayed pending consolidation into James and numerous James class members have been named and damages specified in various complaints. From April 2024 through January 2026, 1,760 James class members filed nine mass damages complaints in Multnomah County Circuit Court Oregon premised on the Phase I liability verdict, as described below, each referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

The Multnomah County Circuit Court Oregon determined that the James case would be divided into a liability phase ("Phase I") and a damages phase ("Phase II"). In June 2023, a jury in the Phase I liability trial found PacifiCorp's conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. The jury awarded economic and noneconomic damages, as well as punitive damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the Phase I plaintiffs' economic damages, in accordance with Oregon law, and added punitive damages by applying a 0.25 multiplier to the awarded economic and noneconomic damages. The Multnomah County Circuit Court Oregon granted PacifiCorp's subsequent motion to offset the damage awards by deducting insurance proceeds received by any of the plaintiffs.

PacifiCorp subsequently appealed the Phase I liability verdict, and on April 8, 2026, the verdict was reversed and remanded by the Oregon Court of Appeals, as described in more detail below.

While PacifiCorp's appeal of the Phase I verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II trials, in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called "CMO No. 11." PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the Phase II trials once limited judgments are entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of $1,252 million to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially offset by estimated insurance offsets of $35 million. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. Based on the April 2026 Oregon Court of Appeals opinion, the existing bonds could eventually be discharged and any future bonding requirements eliminated.

The Oregon Court of Appeals' April 2026 opinion reversing the Phase I verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could "assume that the evidence at the trial applies to all class members." The Oregon Court of Appeals further concluded that the erroneous jury instruction "was prejudicial to PacifiCorp" because it "gave rise to some likelihood that the jury reached an erroneous result." Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp's appellate brief, it did not address the majority of PacifiCorp's other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp. Either party can file a petition for review with the Oregon Supreme Court within 35 days of the Oregon Court of Appeals opinion, subject to extension. Whether the Oregon Supreme Court accepts a request for review is at its discretion.

On April 9, 2026, the Multnomah County Circuit Court Oregon ordered a stay of scheduled James Phase II trials (except for a trial that began April 6, 2026, and subsequently concluded on April 13, 2026) and mandatory mediation. The Multnomah County Circuit Court Oregon asked the parties to submit briefing on the merits, scope and duration of the stay in advance of a May 22, 2026, hearing.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through March 31, 2026. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through March 31, 2026, PacifiCorp paid $2,276 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In April 2026, PacifiCorp made additional settlement payments related to the Wildfires totaling $4 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Beginning balance	$1,161	$1,536
Payments	(584)	(114)
Ending balance	$577	$1,422

As of March 31, 2026 and December 31, 2025, $160 million and $734 million of PacifiCorp's liability for estimated losses associated with the Wildfires was classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of March 31, 2026, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of March 31, 2026 and December 31, 2025, was classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries with the final $98 million of proceeds received during the three-month period ended March 31, 2025. No additional insurance recoveries beyond those received to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp's financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the James appeals process, including the April 2026 Oregon Court of Appeals opinion.

(12)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Customer Revenue:
Retail:
Residential	$667	$672
Commercial	597	564
Industrial	347	344
Other retail	75	67
Total retail	1,686	1,647
Wholesale	21	13
Transmission	35	48
Other Customer Revenue	42	27
Total Customer Revenue	1,784	1,735
Other revenue	24	33
Total operating revenue	$1,808	$1,768

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

Results of Operations for the First Quarter of 2026 and 2025

Overview

Net income for the first quarter of 2026 was $71 million, a decrease of $106 million, compared to 2025. The decrease in net income was primarily due to higher interest expense, higher operations and maintenance expense, higher depreciation expense, lower allowances for equity and borrowed funds used during construction and higher property taxes, partially offset by slightly higher utility margin. Utility margin increased slightly primarily due to lower thermal generation costs and higher retail revenues, partially offset by lower net power cost deferrals, higher purchased electricity costs and lower wholesale sales. Retail customer volumes decreased 1.2%, primarily due to unfavorable impacts of weather and lower customer usage, partially offset by an increase in the average number of customers. Energy generated volumes decreased 1,173 gigawatt-hours, or 9%, for the first quarter of 2026 compared to 2025 primarily due to lower coal-fueled generation, lower natural-gas fueled generation and lower hydro-powered generation, partially offset by higher wind-powered generation. Wholesale electricity sales volumes increased 19 gigawatt-hours, or 2%, and energy purchased volumes increased 840 gigawatt-hours, or 21%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2026	2025	Change
Utility margin:
Operating revenue	$1,808	$1,768	$40	2%
Cost of fuel and energy	755	718	37	5
Utility margin	1,053	1,050	3	—
Operations and maintenance	463	424	39	9
Depreciation and amortization	310	299	11	4
Property and other taxes	67	59	8	14
Operating income	$213	$268	$(55)	(21)%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2026	2025	Change
Utility margin (in millions):
Operating revenue	$1,808	$1,768	$40	2%
Cost of fuel and energy	755	718	37	5
Utility margin	$1,053	$1,050	$3	—%

Sales (GWhs):
Residential	4,605	4,917	(312)	(6)%
Commercial(1)	5,687	5,529	158	3
Industrial(1)	4,116	4,127	(11)	—
Other(1)	46	50	(4)	(8)
Total retail	14,454	14,623	(169)	(1)
Wholesale	1,050	1,031	19	2
Total sales	15,504	15,654	(150)	(1)%

Average number of retail customers (in thousands)	2,157	2,127	30	1%

Average revenue per MWh:
Retail	$117.01	$112.67	$4.34	4%
Wholesale	$35.72	$43.09	$(7.37)	(17)%

Heating degree days	3,992	4,615	(623)	(13)%
Cooling degree days	6	1	5	* %

Sources of energy (GWhs)(1):
Coal	4,166	5,968	(1,802)	(30)%
Natural gas	3,725	3,838	(113)	(3)
Wind(2)	3,062	2,300	762	33
Hydroelectric and other(2)	859	879	(20)	(2)
Total energy generated	11,812	12,985	(1,173)	(9)
Energy purchased	4,859	4,019	840	21
Total	16,671	17,004	(333)	(2)%

Average cost of energy per MWh:
Energy generated(3)	$24.28	$25.99	$(1.71)	(7)%
Energy purchased	$51.78	$59.62	$(7.84)	(13)%
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

Quarter Ended March 31, 2026, compared to Quarter Ended March 31, 2025

Utility margin increased $3 million for the first quarter of 2026 compared to 2025 primarily due to:
•$44 million increase in retail revenue due to higher average prices, partially offset by lower volumes. Retail revenue increased primarily due to price impacts of $75 million from higher average rates, largely from tariff changes. Retail customer volumes decreased $31 million, or 1.2%, primarily due to unfavorable weather related impacts on residential and commercial customers, mainly in Utah and Oregon and decrease in residential customer usage across the service territory, except Wyoming, partially offset by an increase in the average number of commercial and residential customers across the service territory and an increase in Oregon, Utah and Washington commercial customer usage;
•$38 million of lower coal-fueled generation costs from lower volumes, partially offset by higher prices; and
•$12 million of lower natural gas-fueled generation costs from lower prices and volumes.

The increases above were partially offset by:
•$73 million of lower net power cost deferrals in accordance with established adjustment mechanisms driven by lower current quarter deferrals and higher amortization of prior deferrals;
•$12 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices; and
•$7 million decrease in wholesale revenue due to lower average market prices, partially offset by higher volumes.

Operations and maintenance increased $39 million, or 9%, for the first quarter of 2026 compared to 2025 primarily due to:
•$15 million of higher vegetation management and wildfire mitigation costs, primarily from higher amortization of prior year deferrals, and lower current year cost deferrals;
•$11 million due to lower federal grant reimbursements;
•$7 million of higher demand side management amortization driven by increased spend;
•$4 million of higher general plant and maintenance costs; and
•$4 million of higher legal fees.

The increases above were partially offset by:
•$6 million of lower insurance expense due to lower liability insurance premiums, partially offset by amortization of prior deferrals.

Depreciation and amortization increased $11 million, or 4%, for the first quarter of 2026 compared to 2025, primarily due to higher average in-service plant, partially offset by lower depreciation expense resulting from the impacts of the prior year buydown of certain plant balances.

Property and other taxes increased $8 million, or 14%, for the first quarter of 2026 compared to 2025, primarily due to higher property taxes in Oregon.

Interest expense increased $40 million, or 21%, for the first quarter of 2026 compared to 2025, primarily due to higher average long-term debt balances due to the issuance of $850 million and $1.1 billion of junior subordinated notes in March 2025 and February 2026, respectively, and the issuance of $400 million and $2.5 billion of first mortgage bonds in February 2026 and March 2026, respectively, higher interest expense on finance leases and higher short-term debt balances.

Allowance for borrowed and equity funds decreased $8 million, or 16%, for the first quarter of 2026 compared to 2025, primarily due to lower qualified construction work-in-progress balances, partially offset by higher rates.

Income tax benefit increased $2 million, or 11%, for the first quarter of 2026 compared to 2025. The effective tax rate was (42)% and (12)% for the three-month periods ended March 31, 2026 and 2025, respectively. The $2 million increase was primarily due to lower pre-tax income, partially offset by lower PTCs from PacifiCorp's wind-powered generating facilities and lower benefit from the effects of ratemaking.

Liquidity and Capital Resources

Overview

PacifiCorp's liquidity has been impacted by the Wildfires, resulting in increased debt and additional financing activities to fund its operations, implement its business strategy, make interest payments, make scheduled repayments of long-term debt, finance its capital investments and fund potential future settlements associated with the Wildfires. To help mitigate PacifiCorp's liquidity pressures, BHE has indicated that it will suspend dividends for the next several years in order to allow PacifiCorp to accumulate cash that may be necessary in the event of additional future settlements associated with the Wildfires and to improve its capital structure.

As of March 31, 2026, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents	$2,169

Credit facilities, maturing 2026 and 2028	2,900
Less:
Short-term debt	—
Net credit facilities	2,900

Total net liquidity	$5,069

Refer to "Credit Facilities and Letters of Credit" below for further discussion regarding PacifiCorp's credit facilities.

Operating Activities

Net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025 were $(63) million and $488 million, respectively. The decrease is primarily due to higher cash paid for wildfire settlement payments, lower insurance reimbursements related to wildfires and higher operating expenses, partially offset by higher collections from retail customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025 were $(712) million and $(683) million, respectively. The change is primarily due to an increase in capital expenditures of $29 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2026, were $2.9 billion. Sources of cash consisted of net proceeds from the issuance of senior secured debt of $2.9 billion and junior subordinated notes of $1.1 billion. Uses of cash consisted primarily of $1.0 billion for the net repayment of short-term debt and $100 million for the repayment of long-term debt.

For a discussion of recent financing transactions, refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the three-month period ended March 31, 2025, were $598 million. Sources of cash consisted of net proceeds from the issuance of junior subordinated debt of $842 million. Uses of cash consisted primarily of $240 million for the repayment of short-term debt.

Debt Restrictions

During the first quarter of 2026, certain state regulatory orders that authorized BHE's acquisition of PacifiCorp were modified for a limited term to indirectly limit PacifiCorp's capital structure by requiring the consolidated equity of PPW Holdings LLC as a percentage of total consolidated PPW Holdings LLC capitalization, excluding short-term debt and current maturities of long-term debt, to be no less than 40.00% for the Washington and Wyoming commitments and no less than 35.00% for the Oregon, Idaho and California commitments. The modifications will be in place for three years with options to extend. As of March 31, 2026, consolidated PPW Holdings LLC equity exceeded these thresholds.

Short-term Debt

Regulatory authorities limit PacifiCorp to $3.0 billion of short-term debt. As of March 31, 2026, PacifiCorp had no short-term debt outstanding. As of December 31, 2025, PacifiCorp had $1.0 billion of short-term debt outstanding at a weighted average rate of 5.23%.

Long-term Debt Authorizations

PacifiCorp currently has regulatory authority from the OPUC and the IPUC to issue an additional $150 million of long-term debt. PacifiCorp's authorization from the IPUC is through April 2029. PacifiCorp must make a notice filing with the WUTC prior to any future issuance. PacifiCorp currently has an effective shelf registration statement filed with the SEC to issue an indeterminate amount of first mortgage bonds and unsecured debt securities through July 2027.

Credit Facilities and Letters of Credit

As of March 31, 2026, PacifiCorp's $255 million letter of credit capacity under its $2.0 billion revolving credit facility was fully available.

As of March 31, 2026, PacifiCorp's $900 million 364‑day unsecured credit facility was fully available.

In April 2026, PacifiCorp entered into a letter of credit agreement under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case. Refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding this arrangement.

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

Capital Expenditures

Capital expenditure needs are reviewed regularly by management and may change significantly as a result of these reviews, which may consider, among other factors, impacts to customer rates; changes in environmental and other rules and regulations; outcomes of regulatory proceedings, including regulatory filings for Certificates of Public Convenience and Necessity; outcomes of legal actions associated with the Wildfires, including the James case; changes in income tax laws; general business conditions; new customer requests; load projections; system reliability standards; the cost and efficiency of construction labor, equipment and materials; commodity prices; and the cost and availability of capital.

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026

Electric transmission	$125	$161	$938
Electric distribution	198	178	848
Wildfire prevention	170	138	486
Wind generation	10	6	29
Other	185	234	490
Total	$688	$717	$2,791

PacifiCorp's historical and forecast capital expenditures include the following:
•Electric transmission includes both growth projects and operating expenditures. Transmission growth primarily reflects costs associated with major transmission projects totaling $85 million and $49 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2032 totals $335 million for the remainder of 2026.
•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $93 million and $83 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for new customer connections totals $367 million for the remainder of 2026. The remaining investments primarily relate to expenditures for distribution operations.
•Wildfire prevention includes operating expenditures totaling $138 million and $170 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $348 million for the remainder of 2026.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $26 million and $41 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned information technology spending totals $85 million for the remainder of 2026. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In March 2025, PacifiCorp filed its 2025 IRP in Utah, Oregon, Wyoming, Washington, Idaho and California. The 2025 IRP highlights a need for investment in transmission infrastructure, renewable solar and wind resources, new energy storage, conversion of coal-fueled generating units to natural gas, demand response and energy efficiency programs and carbon capture technology. In December 2025, the IPUC acknowledged the 2025 IRP. In March 2026, PacifiCorp filed its 2025 IRP Update in all states.

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

Material Cash Requirements

As of March 31, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 6 and 11 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Collateral and Contingent Features

Debt securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of March 31, 2026, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of March 31, 2026, PacifiCorp would have been required to post $172 million of additional collateral. PacifiCorp's collateral requirements associated with wholesale energy agreements could fluctuate considerably due to market price volatility; changes in credit ratings; changes in legislation or regulation or other factors; and if counterparties demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness. Refer to Note 9 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

As described in Note 11 to the Consolidated Financial Statements in Item 1 of this Form 10-Q, PacifiCorp had posted surety bonds totaling $719 million as of March 31, 2026, to stay payment of damages in the James case pending appeals. A limited number of the surety bond agreements include contingent features associated with PacifiCorp's financial condition. If all financial condition-related contingent features associated with the surety bonds had been triggered as of March 31, 2026, PacifiCorp would have been required to post $135 million of cash collateral.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes and wildfire loss contingencies. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2025. Refer to Note 11 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion of loss contingencies related to the Wildfires.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of March 31, 2026, the related statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheet of MidAmerican Energy as of December 31, 2025, and the related statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
May 1, 2026

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$529	$670
Trade receivables, net	499	453
Income tax receivable	315	82
Inventories	323	334
Prepayments	160	119
Other current assets	49	63
Total current assets	1,875	1,721

Property, plant and equipment, net	24,099	24,056
Regulatory assets	284	304
Investments and restricted investments	1,241	1,274
Other assets	288	288

Total assets	$27,787	$27,643

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$390	$505
Accrued interest	101	120
Accrued property, income and other taxes	186	198
Current portion of long-term debt	4	4
Other current liabilities	86	96
Total current liabilities	767	923

Long-term debt	9,204	9,203
Regulatory liabilities	1,260	1,323
Deferred income taxes	3,789	3,760
Asset retirement obligations	879	870
Other long-term liabilities	898	822
Total liabilities	16,797	16,901

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	10,429	10,181
Total shareholder's equity	10,990	10,742

Total liabilities and shareholder's equity	$27,787	$27,643

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Operating revenue:
Regulated electric	$747	$667
Regulated natural gas and other	393	347
Total operating revenue	1,140	1,014

Operating expenses:
Cost of fuel and energy	194	124
Cost of natural gas purchased for resale and other	290	245
Operations and maintenance	220	227
Depreciation and amortization	277	307
Property and other taxes	48	44
Total operating expenses	1,029	947

Operating income	111	67

Other income (expense):
Interest expense	(105)	(101)
Allowance for borrowed funds	6	7
Allowance for equity funds	17	18
Other, net	3	5
Total other income (expense)	(79)	(71)

Income (loss) before income tax expense (benefit)	32	(4)
Income tax expense (benefit)	(216)	(236)

Net income	$248	$232

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, December 31, 2024	$—	$561	$9,620	$10,181
Net income	—	—	232	232
Other equity transactions	—	—	(1)	(1)
Balance, March 31, 2025	$—	$561	$9,851	$10,412

Balance, December 31, 2025	$—	$561	$10,181	$10,742
Net income	—	—	248	248
Balance, March 31, 2026	$—	$561	$10,429	$10,990

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$248	$232
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	277	307
Amortization of utility plant to other operating expenses	11	8
Allowance for equity funds	(17)	(18)
Deferred income taxes and investment tax credits, net	22	(12)
Other, net	12	48
Changes in other operating assets and liabilities:
Trade receivables and other assets	(71)	(99)
Inventories	11	59
Accrued property, income and other taxes, net	(246)	(251)
Accounts payable and other liabilities	(65)	(6)
Net cash flows from operating activities	182	268

Cash flows from investing activities:
Capital expenditures	(418)	(405)
Purchases of marketable securities	(144)	(84)
Proceeds from sales of marketable securities	151	86
Other, net	—	2
Net cash flows from investing activities	(411)	(401)

Cash flows from financing activities:
Repayments of long-term debt	(1)	(14)
Other, net	88	—
Net cash flows from financing activities	87	(14)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(142)	(147)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	676	555
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$534	$408

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

The accompanying Financial Statements and Notes to Financial Statements should be read in conjunction with MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026.

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$529	$670
Restricted cash and cash equivalents in other current assets	5	6
Total cash and cash equivalents and restricted cash and cash equivalents	$534	$676

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Generation	20-62 years	$18,677	$18,804
Transmission	55-80 years	3,310	3,297
Electric distribution	15-80 years	6,395	6,326
Natural gas distribution	30-75 years	2,615	2,600
Utility plant in-service		30,997	31,027
Accumulated depreciation and amortization		(8,410)	(8,304)
Utility plant in-service, net		22,587	22,723
Nonregulated, net of accumulated depreciation and amortization	20-50 years	10	10
		22,597	22,733
Construction work-in-progress		1,502	1,323
Property, plant and equipment, net		$24,099	$24,056

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the three-month periods ended March 31, 2026 and 2025, $10 million and $61 million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

(5)    Income Taxes

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, MidAmerican Energy had a net receivable from BHE of $315 million and $79 million as of March 31, 2026 and December 31, 2025, respectively. MidAmerican Energy received no net cash payments for income tax from BHE for each of the three-month periods ended March 31, 2026 and 2025.

The effective income tax rate for the three-month period ended March 31, 2025, of 5,900.0% resulted from a $236 million income tax benefit from energy-related tax credits associated with a $4 million pre-tax loss.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$7	21.0%	$(1)	21.0%
State income tax, net of federal income tax	(1)	(2.5)	—	—
Energy-related tax credits	(222)	(693.8)	(236)	5,900.0
Other adjustments:
Effects of ratemaking	—	—	1	(21.0)
Effective income tax rate	$(216)	(675.3)%	$(236)	5,900.0%

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Pension:
Service cost	$2	$2
Interest cost	7	8
Expected return on plan assets	(8)	(8)
Net periodic benefit cost	$1	$2

Other postretirement:
Service cost	$1	$1
Interest cost	3	3
Expected return on plan assets	(5)	(5)
Net periodic benefit credit	$(1)	$(1)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2026 are expected to be $7 million and $1 million, respectively. As of March 31, 2026, $2 million and $— million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of March 31, 2026:
Assets:
Commodity derivatives	$1	$1	$—	$(1)	$1
Money market mutual funds	439	—	—	—	439
Debt securities:
U.S. government obligations	287	—	—	—	287
Corporate obligations	—	127	—	—	127
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	522	—	—	—	522
International companies	9	—	—	—	9
Investment funds	13	—	—	—	13
	$1,271	$130	$—	$(1)	$1,400

Liabilities:
Commodity derivatives	$—	$(8)	$(1)	$2	$(7)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2025:
Assets:
Commodity derivatives	$—	$3	$1	$(2)	$2
Money market mutual funds	622	—	—	—	622
Debt securities:
U.S. government obligations	284	—	—	—	284
Corporate obligations	—	133	—	—	133
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	548	—	—	—	548
International companies	9	—	—	—	9
Investment funds	20	—	—	—	20
	$1,483	$138	$1	$(2)	$1,620

Liabilities:
Commodity derivatives	$—	$(18)	$(3)	$7	$(14)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $1 million and $5 million as of March 31, 2026, and December 31, 2025, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Beginning balance	$(2)	$(2)
Changes in fair value recognized in net regulatory assets	(1)	1
Settlements	2	2
Ending balance	$(1)	$1

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

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,208	$8,270	$9,207	$8,416

(8)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the three-month period ended March 31, 2026, MidAmerican Energy entered into firm construction commitments totaling $393 million for the remainder of 2026 through 2029 related to the construction of wind-powered, solar-powered and natural gas-powered generating facilities in Iowa.

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

(9)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 10 (in millions):

	For the Three-Month Period Ended March 31, 2026
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$181	$217	$—	$398
Commercial	82	88	—	170
Industrial	293	9	—	302
Natural gas transportation services	—	16	—	16
Other retail	33	2	—	35
Total retail	589	332	—	921
Wholesale	128	58	—	186
Multi-value transmission projects	13	—	—	13
Other Customer Revenue	—	—	3	3
Total Customer Revenue	730	390	3	1,123
Other revenue	17	—	—	17
Total operating revenue	$747	$390	$3	$1,140

	For the Three-Month Period Ended March 31, 2025
	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$181	$202	$—	$383
Commercial	80	80	—	160
Industrial	251	9	—	260
Natural gas transportation services	—	16	—	16
Other retail	33	2	—	35
Total retail	545	309	—	854
Wholesale	80	36	—	116
Multi-value transmission projects	14	—	—	14
Other Customer Revenue	—	—	2	2
Total Customer Revenue	639	345	2	986
Other revenue	28	—	—	28
Total operating revenue	$667	$345	$2	$1,014

(10)    Segment Information

MidAmerican Energy's chief operating decision maker ("CODM") is its President and Chief Executive Officer. Net income for each reportable segment is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital to each reportable segment, the CODM generally considers actual results versus historical results, budgets or forecasts, as well as unique risks and opportunities.

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended March 31, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$747	$390	$3	$1,140
Cost of sales	194	290	—	484
Operations and maintenance	181	39	—	220
Depreciation and amortization	259	18	—	277
Property and other taxes	43	5	—	48
Operating income	70	38	3	111
Interest expense	(96)	(9)	—	(105)
Interest and dividend income	5	1	—	6
Income tax expense (benefit)	(224)	7	1	(216)
Other segment items(2)	23	(3)	—	20
Net income (loss)	$226	$20	$2	$248

Capital expenditures	$394	$24	$—	$418

	For the Three-Month Period Ended March 31, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$667	$345	$2	$1,014
Cost of sales	124	245	—	369
Operations and maintenance	193	33	1	227
Depreciation and amortization	290	17	—	307
Property and other taxes	40	4	—	44
Operating income	20	46	1	67
Interest expense	(93)	(8)	—	(101)
Interest and dividend income	6	1	—	7
Income tax expense (benefit)	(246)	10	—	(236)
Other segment items(2)	23	1	(1)	23
Net income	$202	$30	$—	$232

Capital expenditures	$374	$31	$—	$405

	As of
	March 31,	December 31,
	2026	2025
Assets:
Regulated electric	$25,692	$25,495
Regulated natural gas	2,092	2,145
Other(1)	3	3
Total assets	$27,787	$27,643
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

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of March 31, 2026, the related consolidated statements of operations, changes in member's equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of MidAmerican Funding as of December 31, 2025, and the related consolidated statements of operations, changes in member's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2026

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$529	$672
Trade receivables, net	499	453
Income tax receivable	316	82
Inventories	323	334
Prepayments	160	119
Other current assets	47	57
Total current assets	1,874	1,717

Property, plant and equipment, net	24,108	24,065
Goodwill	1,270	1,270
Regulatory assets	284	304
Investments and restricted investments	1,242	1,276
Other assets	288	286

Total assets	$29,066	$28,918

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$388	$498
Accrued interest	102	126
Accrued property, income and other taxes	186	198
Note payable to affiliate	13	7
Current portion of long-term debt	4	4
Other current liabilities	86	96
Total current liabilities	779	929

Long-term debt	9,444	9,443
Regulatory liabilities	1,260	1,323
Deferred income taxes	3,787	3,758
Asset retirement obligations	879	870
Other long-term liabilities	899	822
Total liabilities	17,048	17,145

Commitments and contingencies (Note 8)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	10,339	10,094
Total member's equity	12,018	11,773

Total liabilities and member's equity	$29,066	$28,918

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Operating revenue:
Regulated electric	$747	$667
Regulated natural gas and other	393	347
Total operating revenue	1,140	1,014

Operating expenses:
Cost of fuel and energy	194	124
Cost of natural gas purchased for resale and other	290	245
Operations and maintenance	220	227
Depreciation and amortization	277	307
Property and other taxes	48	44
Total operating expenses	1,029	947

Operating income	111	67

Other income (expense):
Interest expense	(109)	(105)
Allowance for borrowed funds	6	7
Allowance for equity funds	17	18
Other, net	2	5
Total other income (expense)	(84)	(75)

Income (loss) before income tax expense (benefit)	27	(8)
Income tax expense (benefit)	(218)	(236)

Net income	$245	$228

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, December 31, 2024	$1,679	$9,520	$11,199
Net income	—	228	228
Balance, March 31, 2025	$1,679	$9,748	$11,427

Balance, December 31, 2025	$1,679	$10,094	$11,773
Net income	—	245	245
Balance, March 31, 2026	$1,679	$10,339	$12,018

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$245	$228
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	277	307
Amortization of utility plant to other operating expenses	11	8
Allowance for equity funds	(17)	(18)
Deferred income taxes and investment tax credits, net	22	(12)
Other, net	12	48
Changes in other operating assets and liabilities:
Trade receivables and other assets	(75)	(99)
Inventories	11	59
Accrued property, income and other taxes, net	(248)	(252)
Accounts payable and other liabilities	(64)	(10)
Net cash flows from operating activities	174	259

Cash flows from investing activities:
Capital expenditures	(418)	(405)
Purchases of marketable securities	(144)	(84)
Proceeds from sales of marketable securities	151	86
Other, net	—	2
Net cash flows from investing activities	(411)	(401)

Cash flows from financing activities:
Repayments of long-term debt	(1)	(14)
Net change in note payable to affiliate	6	7
Other, net	88	—
Net cash flows from financing activities	93	(7)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(144)	(149)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	678	558
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$534	$409

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026.

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$529	$672
Restricted cash and cash equivalents in other current assets	5	6
Total cash and cash equivalents and restricted cash and cash equivalents	$534	$678

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property, plant and equipment, net, of $9 million as of March 31, 2026 and December 31, 2025.

(5)    Income Taxes

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's provisions for income tax has been computed on a stand-alone basis and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, MidAmerican Funding had a net receivable from BHE of $316 million and $79 million as of March 31, 2026 and December 31, 2025, respectively. MidAmerican Funding received no net cash payments for income tax from BHE for each of the three-month periods ended March 31, 2026 and 2025.

The effective income tax rate for the three-month period ended March 31, 2025, of 2,950.0% resulted from a $236 million income tax benefit from energy-related tax credits associated with an $8 million pre-tax loss.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S federal statutory income tax rate	$6	21.0%	$(2)	21.0%
State income tax, net of federal income tax	(1)	(3.7)	—	—
Energy-related tax credits	(222)	(822.2)	(236)	2,950.0
Other adjustments:
Effects of ratemaking	—	—	1	(12.5)
Other, net	(1)	(2.5)	1	(8.5)
Effective income tax rate	$(218)	(807.4)%	$(236)	2,950.0%

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

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,448	$8,524	$9,447	$8,672

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

Refer to Note 8 of MidAmerican Energy's Notes to Financial Statements.

(9)    Revenue from Contracts with Customers

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)    Segment Information

MidAmerican Funding's chief operating decision maker ("CODM") is its President. Net income for each reportable segment is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital to each reportable segment, the CODM generally considers actual results versus historical results, budgets or forecasts, as well as unique risks and opportunities.

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended March 31, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$747	$390	$3	$1,140
Cost of sales	194	290	—	484
Operations and maintenance	181	39	—	220
Depreciation and amortization	259	18	—	277
Property and other taxes	43	5	—	48
Operating income (loss)	70	38	3	111
Interest expense	(96)	(9)	(4)	(109)
Interest and dividend income	5	1	—	6
Income tax expense (benefit)	(224)	7	(1)	(218)
Other segment items(2)	23	(3)	(1)	19
Net income (loss)	$226	$20	$(1)	$245

Capital expenditures	$394	$24	$—	$418

	For the Three-Month Period Ended March 31, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$667	$345	$2	$1,014
Cost of sales	124	245	—	369
Operations and maintenance	193	33	1	227
Depreciation and amortization	290	17	—	307
Property and other taxes	40	4	—	44
Operating income	20	46	1	67
Interest expense	(93)	(8)	(4)	(105)
Interest and dividend income	6	1	—	7
Income tax expense (benefit)	(246)	10	—	(236)
Other segment items(2)	23	1	(1)	23
Net income (loss)	$202	$30	$(4)	$228

Capital expenditures	$374	$31	$—	$405

	As of
	March 31,	December 31,
	2026	2025
Assets:
Regulated electric	$26,883	$26,686
Regulated natural gas	2,171	2,224
Other(1)	12	8
Total assets	$29,066	$28,918

Goodwill:
Regulated electric	$1,191	$1,191
Regulated natural gas	79	79
Total goodwill	$1,270	$1,270
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

Results of Operations for the First Quarter of 2026 and 2025

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the first quarter of 2026 was $248 million, an increase of $16 million, or 7%, compared to 2025, primarily due to lower depreciation and amortization expense, higher electric utility margin and lower operations and maintenance expense, partially offset by a lower income tax benefit, higher interest expense and higher property and other tax expense. Electric utility margin increased primarily due to higher electric retail customer usage and favorable price impacts from changes in sales mix, partially offset by the unfavorable impact of weather, lower recoveries through bill riders and lower wholesale margin. Electric retail customer volumes increased 4% primarily due to higher customer usage for industrial customers. Lower renewable-powered generation from lower wind resulted in decreased wholesale volumes of 3% and increased coal-fueled generation and energy purchased volumes. Natural gas retail customer sales decreased 7% due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the first quarter of 2026 was $245 million, an increase of $17 million, or 7%, compared to 2025. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	First Quarter
	2026	2025	Change
Electric utility margin:
Operating revenue	$747	$667	$80	12%
Cost of fuel and energy	194	124	70	56
Electric utility margin	553	543	10	2%

Natural gas utility margin:
Operating revenue	390	345	45	13%
Natural gas purchased for resale	290	245	45	18
Natural gas utility margin	100	100	—	—%

Utility margin	653	643	10	2%

Other operating revenue	3	2	1	50%
Operations and maintenance	220	227	(7)	(3)
Depreciation and amortization	277	307	(30)	(10)
Property and other taxes	48	44	4	9
Operating income	$111	$67	$44	66%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2026	2025	Change
Utility margin (in millions):
Operating revenue	$747	$667	$80	12%
Cost of fuel and energy	194	124	70	56
Utility margin	$553	$543	$10	2%

Sales (GWhs):
Residential	1,846	1,904	(58)	(3)%
Commercial	1,039	1,037	2	—
Industrial	5,082	4,642	440	9
Other	391	419	(28)	(7)
Total retail	8,358	8,002	356	4
Wholesale	4,226	4,373	(147)	(3)
Total sales	12,584	12,375	209	2%

Average number of retail customers (in thousands)	843	835	8	1%

Average revenue per MWh:
Retail	$70.57	$68.14	$2.43	4%
Wholesale	$30.83	$21.73	$9.10	42%

Heating degree days	2,760	3,081	(321)	(10)%
Cooling degree days	7	6	1	17%

Sources of energy (GWhs)(1):
Wind, solar and hydroelectric(2)	7,590	8,337	(747)	(9)%
Coal	2,654	2,277	377	17
Nuclear	971	823	148	18
Natural gas	394	225	169	75
Total energy generated	11,609	11,662	(53)	—
Energy purchased	1,209	883	326	37
Total	12,818	12,545	273	2%

Average cost of energy per MWh:
Energy generated(3)	$7.78	$5.74	$2.04	36%
Energy purchased	$85.92	$63.85	$22.07	35%

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

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2026	2025	Change
Utility margin (in millions):
Operating revenue	$390	$345	$45	13%
Natural gas purchased for resale	290	245	45	18
Utility margin	$100	$100	$—	—%

Throughput (000's Dths):
Residential	23,656	25,565	(1,909)	(7)%
Commercial	11,205	12,095	(890)	(7)
Industrial	1,587	1,777	(190)	(11)
Other	72	41	31	76
Total retail sales	36,520	39,478	(2,958)	(7)
Wholesale sales	11,858	10,396	1,462	14
Total sales	48,378	49,874	(1,496)	(3)
Natural gas transportation service	31,491	30,641	850	3
Total throughput	79,869	80,515	(646)	(1)%

Average number of retail customers (in thousands)	821	805	16	2%

Average revenue per retail Dth sold	$8.66	$7.44	$1.22	16%

Heating degree days	2,932	3,193	(261)	(8)%

Average cost of natural gas per retail Dth sold	$6.39	$5.31	$1.08	20%

Combined retail and wholesale average cost of natural gas per Dth sold	$6.00	$4.93	$1.07	22%

Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

MidAmerican Energy -

Electric utility margin increased $10 million, or 2%, for the first quarter of 2026 compared to 2025 primarily due to:
•$11 million increase in retail utility margin primarily due to $18 million from higher customer usage and $4 million from price impacts related to changes in sales mix, partially offset by $6 million from the unfavorable impact of weather and $6 million from lower recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit). Retail customer volumes increased 4.4%; partially offset by
•a $1 million decrease in wholesale utility margin, driven by a $3 million, or 3.4%, decrease in sales volumes due to lower wind generation, partially offset by a $3 million increase in margin per unit reflecting higher market prices.

Operations and maintenance decreased $7 million, or 3%, for the first quarter of 2026 compared to 2025 primarily due to lower electric distribution costs of $7 million, lower employee and other administrative costs of $6 million and lower nuclear generation costs of $5 million, partially offset by higher customer account expense of $5 million and higher electric transmission costs of $5 million.

Depreciation and amortization decreased $30 million, or 10%, for the first quarter of 2026 compared to 2025 primarily due to $51 million from lower Iowa revenue sharing accruals, partially offset by $15 million related to new and repowered wind-powered generating facilities and other plant placed in-service and $6 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects.

Property and other taxes increased $4 million, or 9%, for the first quarter of 2026 compared to 2025 primarily due to higher replacement and wind turbine property taxes.

Interest expense increased $4 million, or 4%, for the first quarter of 2026 compared to 2025 primarily due to the debt issuance in November 2025.

Allowance for borrowed and equity funds decreased $2 million, or 8%, for the first quarter of 2026 compared to 2025 primarily due to lower construction work-in-progress balances related to wind-powered generation projects.

Other, net decreased $2 million, or 40%, for the first quarter of 2026 compared to 2025 primarily due to lower cash surrender values of corporate-owned life insurance policies from unfavorable market performance.

Income tax benefit decreased $20 million, or 8%, for the first quarter of 2026 compared to 2025. The effective tax rate was (675)% and 5,900% for the three-month periods ended March 31, 2026 and 2025, respectively. The $20 million decrease was primarily due to lower PTCs from lower wind generation of $17 million and higher pre-tax income.

MidAmerican Funding -

Income tax benefit decreased $18 million, or 8%, for the first quarter of 2026 compared to 2025. The effective tax rate was (807)% and 2,950% for the three-month periods ended March 31, 2026 and 2025, respectively. The $18 million decrease was primarily due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of March 31, 2026, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$529

Credit facilities, maturing 2026 and 2028	1,505
Less:
Tax-exempt bond support	(258)
Net credit facilities	1,247

MidAmerican Energy total net liquidity	$1,776

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,776
MHC, Inc. credit facility, maturing 2026	4
MidAmerican Funding total net liquidity	$1,780

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025, were $182 million and $268 million, respectively. MidAmerican Funding's net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025, were $174 million and $259 million, respectively. Cash flows from operating activities reflect higher payments related to fuel and energy costs and higher payments to vendors, partially offset by higher collections from electric and natural gas customers.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025, were $(411) million and $(401) million, respectively. MidAmerican Funding's net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025, were $(411) million and $(401) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the three-month periods ended March 31, 2026 and 2025 were $87 million and $(14) million, respectively. MidAmerican Funding's net cash flows from financing activities for the three-month periods ended March 31, 2026 and 2025, were $93 million and $(7) million, respectively. In 2026 and 2025, MidAmerican Energy repaid $1 million and $14 million of long-term debt, respectively. In 2026 and 2025, MidAmerican Funding received $6 million and $7 million, respectively, through its note payable with BHE.

Debt Authorizations and Related Matters

Short-term Debt

MidAmerican Energy has authority from the FERC to issue, through April 2, 2028, commercial paper and bank notes aggregating $1.5 billion. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2028. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Secured Overnight Financing Rate, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026

Wind generation	$77	$64	$998
Electric distribution	81	72	360
Electric transmission	51	44	355
Solar generation	—	12	162
Other	196	226	695
Total	$405	$418	$2,570

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $— million and $54 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $238 million for the remainder of 2026.
◦Repowering of wind-powered generating facilities totaling $56 million and $14 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the repowering of wind-powered generating facilities totals $644 million for the remainder of 2026. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities totaling $12 million and $— million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending totals $150 million for the remainder of 2026.
•Remaining expenditures primarily relate to the construction of new natural gas-powered generating facilities in Iowa and routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2026, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Note 8 of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill, pension and other postretirement benefits and income taxes. For additional discussion of MidAmerican Energy's and MidAmerican Funding's critical accounting estimates, see Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in MidAmerican Energy's and MidAmerican Funding's assumptions regarding critical accounting estimates since December 31, 2025.

Nevada Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of March 31, 2026, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Nevada Power as of December 31, 2025, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
May 1, 2026

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$93	$22
Trade receivables, net	228	243
Amounts due from affiliate	70	40
Inventories	227	230
Regulatory assets	44	120
Prepayments	94	60
Other current assets	20	25
Total current assets	776	740

Property, plant and equipment, net	10,605	10,423
Regulatory assets	433	433
Other assets	356	379

Total assets	$12,170	$11,975

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$339	$536
Amounts due to affiliates	296	88
Accrued interest	56	48
Accrued employee expenses	29	79
Short-term debt	—	50
Current portion of long-term debt	—	93
Customer deposits	60	56
Other current liabilities	170	117
Total current liabilities	950	1,067

Senior debt	3,306	3,305
Junior subordinated debt	297	297
Finance lease obligations	243	248
Regulatory liabilities	974	980
Deferred income taxes	825	837
Other long-term liabilities	674	551
Total liabilities	7,269	7,285

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,323	3,123
Retained earnings	1,579	1,568
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	4,901	4,690

Total liabilities and shareholder's equity	$12,170	$11,975

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Operating revenue	$491	$431

Operating expenses:
Cost of fuel and energy	240	213
Operations and maintenance	90	78
Depreciation and amortization	103	98
Property and other taxes	15	14
Total operating expenses	448	403

Operating income	43	28

Other income (expense):
Interest expense	(55)	(55)
Capitalized interest	5	4
Allowance for equity funds	10	8
Interest and dividend income	4	3
Other, net	6	3
Total other income (expense)	(30)	(37)

Income (loss) before income tax expense (benefit)	13	(9)
Income tax expense (benefit)	2	(1)
Net income (loss)	$11	$(8)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2024	1,000	$—	$2,943	$1,506	$(1)	$4,448
Net loss	—	—	—	(8)	—	(8)
Dividends declared	—	—	—	(185)	—	(185)
Balance, March 31, 2025	1,000	$—	$2,943	$1,313	$(1)	$4,255

Balance, December 31, 2025	1,000	$—	$3,123	$1,568	$(1)	$4,690
Net income	—	—	—	11	—	11
Contributions	—	—	200	—	—	200
Balance, March 31, 2026	1,000	$—	$3,323	$1,579	$(1)	$4,901

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$11	$(8)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	103	98
Allowance for equity funds	(10)	(8)
Deferred energy	56	(10)
Amortization of deferred energy	20	13
Other changes in regulatory assets and liabilities	3	(7)
Deferred income taxes and amortization of investment tax credits	1	5
Other, net	8	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	12	117
Inventories	4	(14)
Accounts payable and other liabilities	107	(17)
Net cash flows from operating activities	315	170

Cash flows from investing activities:
Capital expenditures	(380)	(283)
Net cash flows from investing activities	(380)	(283)

Cash flows from financing activities:
Proceeds from long-term debt	—	297
Repayments of long-term debt	(93)	—
Net repayment of short-term debt	(50)	—
Contributions from parent	200	—
Dividends paid	—	(185)
Other, net	78	(6)
Net cash flows from financing activities	135	106

Net change in cash and cash equivalents and restricted cash and cash equivalents	70	(7)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	35	42
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$105	$35

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026.

Segment Information

Nevada Power currently has one reportable segment, its regulated electric utility operations, which derives its revenue from regulated retail sales of electricity to residential, commercial, and industrial customers and from wholesale sales. Nevada Power's chief operating decision maker ("CODM") is its President and Chief Executive Officer. Net income, as reported on the Consolidated Statements of Operations, is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital, the CODM generally considers actual results versus historical results, budgets or forecasts, and state regulatory ratemaking results as well as unique risks and opportunities. The significant segment expense information regularly provided to the CODM aligns with the captions presented on the Consolidated Statements of Operations. Nevada Power's segment capital expenditures are reported on the Consolidated Statements of Cash Flows as capital expenditures. Nevada Power's segment assets are reported on the Consolidated Balance Sheets as total assets.

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$93	$22
Restricted cash and cash equivalents included in other current assets	12	13
Total cash and cash equivalents and restricted cash and cash equivalents	$105	$35

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2026	2025
Utility plant:
Generation	30 - 65 years	$5,587	$5,542
Transmission	55 - 75 years	1,886	1,886
Distribution	24 - 70 years	5,115	5,031
Intangible plant and other	5 - 65 years	998	951
Utility plant		13,586	13,410
Accumulated depreciation and amortization		(4,461)	(4,383)
Utility plant, net		9,125	9,027
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		9,126	9,028
Construction work-in-progress		1,479	1,395
Property, plant and equipment, net		$10,605	$10,423

(5)    Recent Financing Transactions

Tax Exempt Bonds

In March 2026, Nevada Power repurchased the following series of fixed-rate tax-exempt bonds: $40 million of its Clark County, Nevada Revenue Bonds Series 2017, due 2036, $40 million of its Coconino County, Arizona Pollution Control Corporation Revenue Bonds, Series 2017A, due 2032, and $13 million of its Coconino County, Arizona Pollution Control Corporate Revenue Bonds, Series 2017B, due 2039. Nevada Power purchased these bonds as required by the bond indentures. Nevada Power is holding these bonds and can re-offer them at a future date.

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Nevada Power had a net receivable from BHE of $2 million and $3 million as of March 31, 2026 and December 31, 2025, respectively. Nevada Power received no net cash payments for federal income tax from BHE for each of the three-month periods ended March 31, 2026 and 2025.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income (loss) before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. Federal statutory income tax rate	$3	21.0%	$(2)	21.0%
Energy-related tax credits	(1)	(5.6)	—	—
Effects of ratemaking(1)	—	—	1	(9.9)
Effective income tax rate	$2	15.4%	$(1)	11.1%
(1)Effects of ratemaking is primarily attributable to activity associated with excess deferred income taxes.

Energy-related tax credits relate to production tax credits ("PTCs") and investment tax credits ("ITCs") from Nevada Power's solar-powered generating facilities and energy storage properties. Federal renewable electricity PTCs are earned as energy from qualifying solar-powered generating facilities is produced and sold and are based on a per-kilowatt hour rate pursuant to the applicable federal income tax law. Solar-powered generating facilities are eligible for the credits for 10 years from the date the qualifying generating facilities are placed in-service. Federal renewable electricity ITCs are tax credits that reduce the income tax liability by a percentage of the cost from certain qualifying solar-powered generating facilities or energy storage properties over their useful lives. The percentage of the credit varies depending on attributes of the project up to a maximum of 50 percent.

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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2026	2025
Qualified Pension Plan:
Other assets	$46	$46

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other assets	17	16

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of March 31, 2026
Not designated as hedging contracts(1):
Commodity liabilities	$(30)	$(21)	$(51)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity liabilities	$(27)	$(14)	$(41)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2026, a regulatory asset of $51 million was recorded related to the net derivative liability of $51 million. As of December 31, 2025, a regulatory asset of $41 million was recorded related to the net derivative liability of $41 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2026	2025

Electricity purchases	Megawatt hours	2	2
Natural gas purchases	Decatherms	171	131

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2026, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for subordinated debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $5 million as of March 31, 2026, and December 31, 2025, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Assets:
Money market mutual funds	$77	$—	$—	$77
Investment funds	6	—	—	6
	$83	$—	$—	$83

Liabilities:
Commodity derivatives	$—	$—	$(51)	$(51)

As of December 31, 2025:
Assets:
Money market mutual funds	$19	$—	$—	$19
Investment funds	5	—	—	5
	$24	$—	$—	$24

Liabilities:
Commodity derivatives	$—	$—	$(41)	$(41)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of March 31, 2026, and December 31, 2025, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Beginning balance	$(41)	$(57)
Changes in fair value recognized in regulatory assets	(14)	(24)
Settlements	4	8
Ending balance	$(51)	$(73)

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

	As of March 31, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,603	$3,551	$3,695	$3,688

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

Accrual for Customer Refund

Nevada Power's accrual in connection with customer refunds arising from an ongoing regulatory proceeding, reflecting its commitment to transparency and regulatory compliance, was $46 million as of March 31, 2026 and December 31, 2025. Nevada Power filed an Offer of Compromise with the PUCN in January 2026 to settle the regulatory proceeding, inclusive of the amount accrued in 2025, that was accepted by the PUCN in February 2026. Refunds are anticipated to be made to customers in mid-2026.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Customer Revenue:
Retail:
Residential	$234	$217
Commercial	118	98
Industrial	118	97
Other	4	—
Total fully bundled	474	412
Distribution only service	4	4
Total retail	478	416
Wholesale, transmission and other	12	14
Total Customer Revenue	490	430
Other revenue	1	1
Total operating revenue	$491	$431

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

Results of Operations for the First Quarter of 2026 and 2025

Overview

Net income for the first quarter of 2026 was $11 million, an increase of $19 million compared to 2025 primarily due to higher electric utility margin and higher capitalized interest and allowance for equity funds. These items were partially offset by higher operations and maintenance expense, increased depreciation and amortization expense and increased income tax expense. Utility margin increased primarily due to higher retail rates and higher energy efficiency implementation revenue. Retail customer volumes, including distribution only service customers, increased 4.6% primarily due to the favorable impact of weather, customer usage patterns and an increase in the average number of customers. Energy generated volumes decreased 7% for the first quarter of 2026 compared to 2025 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes decreased 48% and energy purchased volumes decreased 14%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2026	2025	Change
Utility margin:
Operating revenue	$491	$431	$60	14%
Cost of fuel and energy	240	213	27	13
Utility margin	251	218	33	15
Operations and maintenance	90	78	12	15
Depreciation and amortization	103	98	5	5
Property and other taxes	15	14	1	7
Operating income	$43	$28	$15	54%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	First Quarter
	2026	2025	Change
Utility margin (in millions):
Operating revenue	$491	$431	$60	14%
Cost of fuel and energy	240	213	27	13
Utility margin	$251	$218	$33	15%

Sales (GWhs):
Residential	1,644	1,533	111	7%
Commercial	1,041	997	44	4
Industrial	1,428	1,397	31	2
Other	44	39	5	13
Total fully bundled(1)	4,157	3,966	191	5
Distribution only service	673	650	23	4
Total retail	4,830	4,616	214	5
Wholesale	50	96	(46)	(48)
Total GWhs sold	4,880	4,712	168	4%

Average number of retail customers (in thousands)	1,056	1,046	10	1%

Average revenue per MWh:
Retail - fully bundled(1)	$114.28	$103.95	$10.33	10%
Wholesale	$34.03	$44.90	$(10.87)	(24)%

Heating degree days	596	917	(321)	(35)%
Cooling degree days	293	60	233	*

Sources of energy (GWhs)(2)(3):
Natural gas	3,097	3,323	(226)	(7)%
Renewables	77	91	(14)	(15)
Total energy generated	3,174	3,414	(240)	(7)
Energy purchased	1,109	1,291	(182)	(14)
Total	4,283	4,705	(422)	(9)%

Average cost of energy per MWh(2)(4):
Energy generated	$43.75	$34.25	$9.50	28%
Energy purchased	$91.13	$74.53	$16.60	22%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 234 GWhs and 112 GWhs of gas generated energy that is purchased at cost by related parties for the first quarter of 2026 and 2025, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

Utility margin increased $33 million, or 15%, for the first quarter of 2026 compared to 2025 primarily due to:
•$27 million of higher electric retail utility margin primarily due to higher retail rates from the 2025 regulatory rate review with new rates effective October 2025. Retail customer volumes, including distribution only service customers, increased 4.6% primarily due to favorable changes in weather, customer usage patterns and an increase in the average number of customers;
•$4 million of higher energy efficiency implementation revenue and
•$3 million of higher other retail revenue from lower regulatory amortizations.

Operations and maintenance increased $12 million, or 15%, for the first quarter of 2026 compared to 2025 primarily due to higher administrative and general costs and higher regulatory amortizations from the 2025 regulatory rate review, partially offset by lower plant operations and maintenance costs.

Depreciation and amortization increased $5 million, or 5%, for the first quarter of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Capitalized interest and allowance for equity funds increased $3 million, or 25%, for the first quarter of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Interest and dividend income increased $1 million, or 33%, for the first quarter of 2026 compared to 2025 primarily due to lower interest income, mainly from lower carrying charges on regulatory balances.

Income tax expense increased $3 million for the first quarter of 2026 compared to 2025. The effective tax rate was 15% and 11% for the three-month periods ended March 31, 2026 and 2025, respectively. The $3 million increase was primarily due to higher pretax income and lower benefit from the effects of ratemaking, partially offset by higher PTCs and ITCs.

Liquidity and Capital Resources

As of March 31, 2026, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$93

Credit facility, maturing 2028	600
Less:
Short-term debt	—
Net credit facility	600

Total net liquidity	$693

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025, were $315 million and $170 million, respectively. The change was primarily due to the timing of payments for operating costs and lower payments related to fuel and energy costs, partially offset by lower collections from customers and higher income tax payments.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025, were $(380) million and $(283) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2026 and 2025, were $135 million and $106 million, respectively. The change was primarily due to higher contributions from NV Energy, Inc., lower dividends paid to NV Energy, Inc. and higher customer receipts from contributions in aid of construction, partially offset by lower net proceeds from the issuance of junior subordinated debt and higher payments of debt.

In April 2026, Nevada Power received contributions from NV Energy, Inc. of $200 million.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $5.5 billion (excluding borrowings under Nevada Power's $600 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. As of March 31, 2026, approximately $1.8 billion of debt capacity remains available under this authorization. Nevada Power currently has an effective shelf registration statement filed with the SEC to issue an additional $1.8 billion of general and refunding mortgage securities and unsecured debt securities through December 2027.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026

Electric transmission	$83	$152	$682
Electric distribution	82	74	414
Solar generation and electric battery storage	4	15	34
Wildfire prevention	2	7	33
Other	112	132	331
Total	$283	$380	$1,494

Nevada Power receives PUCN approval through its IRP filings for various projects and has included estimates from IRP filings as well as potential future filings in its forecast capital expenditures for 2026. These estimates are likely to change as a result of the RFP process, continued evaluation and future IRP filing refinements. Nevada Power's capital expenditures include the following:
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program totaling $144 million and $72 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the Greenlink Nevada transmission expansion program expected to be placed in-service in 2027 and 2028 totals $485 million for the remainder of 2026. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand. Growth expenditures include spending on new customer connections totaling $34 million and $35 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for new customer connections totals $115 million for the remainder of 2026.
•Solar generation and electric battery storage primarily consist of a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% for Nevada Power and 90% for Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026.
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

Material Cash Requirements

As of March 31, 2026, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of Nevada Power's critical accounting estimates, see Item 7 of Nevada Power's Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no significant changes in Nevada Power's assumptions regarding critical accounting estimates since December 31, 2025.

Sierra Pacific Power Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of March 31, 2026, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Sierra Pacific as of December 31, 2025, and the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2026

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$501	$5
Trade receivables, net	92	108
Income taxes receivable	153	—
Amounts due from affiliates	281	196
Inventories	152	151
Regulatory assets	54	56
Prepayments	84	20
Other current assets	6	19
Total current assets	1,323	555

Property, plant and equipment, net	6,339	6,056
Regulatory assets	228	218
Other assets	233	216

Total assets	$8,123	$7,045

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$531	$519
Amounts due to affiliate	109	208
Accrued employee expenses	24	85
Current portion of long-term debt	410	410
Regulatory liabilities	86	72
Other current liabilities	150	85
Total current liabilities	1,310	1,379

Long-term debt	1,117	1,116
Junior subordinated debt	1,039	446
Regulatory liabilities	440	391
Deferred income taxes	356	390
Other long-term liabilities	552	342
Total liabilities	4,814	4,064

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,861	2,561
Retained earnings	449	421
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	3,309	2,981

Total liabilities and shareholder's equity	$8,123	$7,045

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Operating revenue:
Regulated electric	$235	$236
Regulated natural gas	37	49
Total operating revenue	272	285

Operating expenses:
Cost of fuel and energy	113	115
Cost of natural gas purchased for resale	18	28
Operations and maintenance	71	60
Depreciation and amortization	45	40
Property and other taxes	7	6
Total operating expenses	254	249

Operating income	18	36

Other income (expense):
Interest expense	(31)	(24)
Allowance for borrowed funds	8	3
Allowance for equity funds	25	10
Interest and dividend income	4	3
Other, net	4	2
Total other income (expense)	10	(6)

Income before income tax expense (benefit)	28	30
Income tax expense (benefit)	1	3
Net income	$27	$27

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2024	1,000	$—	$1,726	$375	$(1)	$2,100
Net income	—	—	—	27	—	27
Contributions	—	—	275	—	—	275
Balance, March 31, 2025	1,000	$—	$2,001	$402	$(1)	$2,402

Balance, December 31, 2025	1,000	$—	$2,561	$421	$(1)	$2,981
Net income	—	—	—	27	—	27
Contributions	—	—	300	—	—	300
Other equity transactions	—	—	—	1	—	1
Balance, March 31, 2026	1,000	$—	$2,861	$449	$(1)	$3,309

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$27	$27
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	45	40
Allowance for equity funds	(25)	(10)
Deferred energy	23	34
Amortization of deferred energy	(7)	—
Other changes in regulatory assets and liabilities	(1)	5
Deferred income taxes and amortization of investment tax credits	154	(13)
Other, net	—	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(122)	37
Inventories	(1)	(12)
Accounts payable and other liabilities	(272)	(80)
Net cash flows from operating activities	(179)	27

Cash flows from investing activities:
Capital expenditures	(251)	(173)
Net cash flows from investing activities	(251)	(173)

Cash flows from financing activities:
Proceeds from long-term debt	595	—
Contributions from parent	300	275
Other, net	31	(2)
Net cash flows from financing activities	926	273

Net change in cash and cash equivalents and restricted cash and cash equivalents	496	127
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	10	24
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$506	$151

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Sierra Pacific Power Company and its subsidiaries ("Sierra Pacific"), is a wholly owned subsidiary of NV Energy, Inc. ("NV Energy"), a holding company that also owns Nevada Power Company and its subsidiaries ("Nevada Power") and certain other subsidiaries. Sierra Pacific is a U.S. regulated electric utility company serving retail customers, including residential, commercial and industrial customers and regulated retail natural gas customers primarily in northern Nevada. NV Energy is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company based in Des Moines, Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026.

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$501	$5
Restricted cash and cash equivalents included in other current assets	5	5
Total cash and cash equivalents and restricted cash and cash equivalents	$506	$10

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	March 31,	December 31,
		2026	2025
Utility plant:
Generation	25 - 70 years	$1,730	$1,413
Transmission	50 - 76 years	1,361	1,321
Electric distribution	20 - 76 years	2,341	2,298
Electric intangible plant and other	5 - 65 years	196	189
Natural gas distribution	35 - 70 years	609	591
Natural gas intangible plant and other	5 - 65 years	19	19
Common other	5 - 65 years	471	461
Utility plant		6,727	6,292
Accumulated depreciation and amortization		(2,252)	(2,296)
		4,475	3,996
Construction work-in-progress		1,864	2,060
Property, plant and equipment, net		$6,339	$6,056

(5)    Recent Financing Transactions

Junior Subordinated Debt

In March 2026, Sierra Pacific issued $600 million of its 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 2056. Sierra Pacific will pay interest on the junior subordinated notes at a rate of 6.375% through September 2031, subject to a reset every five years not to reset below 6.375%.

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Sierra Pacific had a net receivable from BHE of $153 million and $— million as of March 31, 2026 and December 31, 2025, respectively. Sierra Pacific made no net cash payments for federal income tax to BHE for each of the three-month periods ended March 31, 2026 and 2025.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$6	21.0%	$6	21.0%
Effects of ratemaking(1)	(5)	(17.4)	(3)	(11.0)
Effective income tax rate	$1	3.6%	$3	10.0%
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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	March 31,	December 31,
	2026	2025
Qualified Pension Plan:
Other assets	$74	$72

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other assets	2	2

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Long-term	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of March 31, 2026
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(9)	$(6)	$(15)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$—	$1
Commodity liabilities	—	(8)	(4)	(12)
Total derivative - net basis	$1	$(8)	$(4)	$(11)
(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of March 31, 2026, a net regulatory asset of $15 million was recorded related to the net derivative liability of $15 million. As of December 31, 2025, a net regulatory asset of $11 million was recorded related to the net derivative liability of $11 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	March 31,	December 31,
	Measure	2026	2025

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	86	75

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of March 31, 2026, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for subordinated debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million as of March 31, 2026, and $1 million December 31, 2025, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Assets:
Money market mutual funds	$532	$—	$—	$532
Investment funds	1	—	—	1
	$533	$—	$—	$533

Liabilities:
Commodity derivatives	$—	$—	$(15)	$(15)

As of December 31, 2025:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	14	—	—	14
Investment funds	1	—	—	1
	$15	$—	$1	$16

Liabilities:
Commodity derivatives	$—	$—	$(12)	$(12)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of March 31, 2026, and December 31, 2025, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025

Beginning balance	$(11)	$(13)
Changes in fair value recognized in regulatory assets	(4)	(7)
Settlements	—	1
Ending balance	$(15)	$(19)

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

	As of March 31, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,566	$2,545	$1,972	$1,967

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

Accrual for Customer Refund

Sierra Pacific's accrual in connection with customer refunds arising from an ongoing regulatory proceeding, reflecting its commitment to transparency and regulatory compliance, was $14 million as of March 31, 2026 and December 31, 2025. Sierra Pacific filed an Offer of Compromise with the PUCN in January 2026 to settle the regulatory proceeding, inclusive of the amount accrued in 2025, that was accepted by the PUCN in February 2026. Refunds are anticipated to be made to customers in mid-2026.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended March 31,
	2026			2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$89	$23	$112	$93	$32	$125
Commercial	72	9	81	73	13	86
Industrial	52	2	54	48	4	52
Other	1	—	1	2	—	2
Total fully bundled	214	34	248	216	49	265
Distribution only service	2	—	2	2	—	2
Total retail	216	34	250	218	49	267
Wholesale, transmission and other	19	3	22	18	—	18
Total Customer Revenue	235	37	272	236	49	285
Other revenue	—	—	—	—	—	—
Total operating revenue	$235	$37	$272	$236	$49	$285

(12)    Segment Information

Sierra Pacific's chief operating decision maker ("CODM") is its President and Chief Executive Officer. Net income for each reportable segment is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital to each reportable segment, the CODM generally considers actual results versus historical results, budgets or forecasts, and state regulatory ratemaking results as well as unique risks and opportunities.

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended March 31, 2026
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$235	$37	$272
Cost of sales	113	18	131
Operations and maintenance	67	4	71
Depreciation and amortization	40	5	45
Interest expense	28	3	31
Interest and dividend income	4	—	4
Income tax expense (benefit)	—	1	1
Other segment items (1)	29	1	30
Net income	$20	$7	$27

Capital expenditures	$235	$16	$251

	For the Three-Month Period Ended March 31, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$236	$49	$285
Cost of sales	115	28	143
Operations and maintenance	54	6	60
Depreciation and amortization	35	5	40
Interest expense	22	2	24
Interest and dividend income	3	—	3
Income tax expense (benefit)	2	1	3
Other segment items (1)	9	—	9
Net income	$20	$7	$27

Capital expenditures	$159	$14	$173

	As of
	March 31,	December 31,
	2026	2025
Assets:
Regulated electric	$7,030	$6,541
Regulated natural gas	579	485
Regulated common assets(2)	514	19
Total assets	$8,123	$7,045

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

Results of Operations for the First Quarter of 2026 and 2025

Overview

Net income for the first quarter of 2026 was $27 million, which is consistent with 2025 primarily due to higher allowance for borrowed and equity funds, lower tax expense and an increase in electric utility margin. These items are partially offset by higher operations and maintenance, higher interest expense, higher depreciation and amortization expense and a decrease in gas utility margin. Electric utility margin increased primarily due to higher transmission and wholesale revenue. Electric retail customer volumes, including distribution only service customers, increased by 3.6% primarily due to the favorable usage patterns and an increase in the average number of customers. Natural gas utility margin decreased primarily due to the unfavorable impact of weather. Energy generated volumes increased 7% for the first quarter of 2026 compared to 2025 primarily due to higher natural gas-fueled generation. Wholesale electricity sales volumes decreased 15% and energy purchased volumes increased 8%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	First Quarter
	2026	2025	Change
Electric utility margin:
Operating revenue	$235	$236	$(1)	—%
Cost of fuel and energy	113	115	(2)	(2)
Electric utility margin	122	121	1	1%

Natural gas utility margin:
Operating revenue	37	49	(12)	(24)%
Natural gas purchased for resale	18	28	(10)	(36)
Natural gas utility margin	19	21	(2)	(10)%

Utility margin	141	142	(1)	(1)%

Operations and maintenance	71	60	11	18%
Depreciation and amortization	45	40	5	13
Property and other taxes	7	6	1	17
Operating income	$18	$36	$(18)	(50)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	First Quarter
	2026	2025	Change
Utility margin (in millions):
Operating revenue	$235	$236	$(1)	—%
Cost of fuel and energy	113	115	(2)	(2)
Utility margin	$122	$121	$1	1%

Sales (GWhs):
Residential	647	670	(23)	(3)%
Commercial	719	711	8	1
Industrial	787	691	96	14
Other	2	2	—	—
Total fully bundled(1)	2,155	2,074	81	4
Distribution only service	725	706	19	3
Total retail	2,880	2,780	100	4
Wholesale	168	198	(30)	(15)
Total GWhs sold	3,048	2,978	70	2%

Average number of retail customers (in thousands)	389	384	5	1%

Average revenue per MWh:
Retail - fully bundled(1)	$99.18	$103.88	$(4.70)	(5)%
Wholesale	$77.28	$60.02	$17.26	29%

Heating degree days	1,697	2,124	(427)	(20)%
Cooling degree days	2	—	2	*

Sources of energy (GWhs)(2):
Natural gas	1,230	980	250	26%
Coal	5	173	(168)	(97)
Renewables	1	1	—	—
Total energy generated	1,236	1,154	82	7
Energy purchased	751	696	55	8
Total	1,987	1,850	137	7%

Average cost of energy per MWh(3):
Energy generated	$41.25	$46.39	$(5.14)	(11)%
Energy purchased	$82.58	$88.59	$(6.01)	(7)%
*    Not meaningful
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	First Quarter
	2026	2025	Change
Utility margin (in millions):
Operating revenue	$37	$49	$(12)	(24)%
Natural gas purchased for resale	18	28	(10)	(36)
Utility margin	$19	$21	$(2)	(10)%

Sold (000's Dths):
Residential	3,974	4,728	(754)	(16)%
Commercial	2,070	2,427	(357)	(15)
Industrial	795	818	(23)	(3)
Total retail	6,839	7,973	(1,134)	(14)%

Average number of retail customers (in thousands)	189	187	2	1%

Average revenue per retail Dth sold	$5.43	$6.16	$(0.73)	(12)%

Heating degree days	1,697	2,124	(427)	(20)%

Average cost of natural gas per retail Dth sold	$2.63	$3.56	$(0.93)	(26)%

Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

Electric utility margin increased $1 million, or 1%, for the first quarter of 2026 compared to 2025 primarily due to:
•$3 million of higher transmission and wholesale revenue.
The increase in electric utility margin was partially offset by:
•$1 million of lower electric retail utility margin primarily due to unfavorable price impacts from changes in sales mix. This is primarily due to the unfavorable impact of weather, partially offset by retail customer volumes, including distribution only service customers, which increased 3.6% primarily due to an increase in the average number of customers and
•$1 million reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan (TAMP) project as directed by the 2024 Sierra Pacific regulatory rate review.

Natural gas utility margin decreased $2 million, or 10%, for the first quarter of 2026 compared to 2025 primarily due to the unfavorable impact of weather and customer usage patterns.

Operations and maintenance increased $11 million, or 18%, for the first quarter of 2026 compared to 2025 primarily due to higher general and administrative costs, higher insurance expense due to increased wildfire coverage and higher premiums associated with third-party liability coverage and higher regulatory amortizations.

Depreciation and amortization increased $5 million, or 13%, for the first quarter of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense increased $7 million, or 29%, for the first quarter of 2026 compared to 2025 primarily due to higher long-term debt.

Allowance for borrowed and equity funds increased $20 million, for the first quarter of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Interest and dividend income increased $1 million, or 33%, for the first quarter of 2026 compared to 2025 primarily due to favorable interest income, mainly from higher carrying charges on regulatory balances.

Income tax expense decreased $2 million, or (67)%, for the first quarter of 2026 compared to 2025. The effective tax rate was 4% and 10% for the three-month periods ended March 31, 2026 and 2025, respectively. The $2 million decrease was primarily due to higher benefits from the effects of ratemaking.

Liquidity and Capital Resources

As of March 31, 2026, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$501

Credit facility, maturing 2028	400
Less:
Short-term debt	—
Net credit facility	400

Total net liquidity	$901

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025, were $(179) million and $27 million, respectively. The change was primarily due to the timing of payments for operating costs and higher payments related to fuel and energy costs, partially offset by increased collections from customers and lower interest payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025, were $(251) million and $(173) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the three-month periods ended March 31, 2026 and 2025, were $926 million and $273 million, respectively. The change was primarily due to higher proceeds from the issuance of junior subordinated debt, higher contributions from NV Energy, Inc. and higher customer receipts from contributions in aid of construction.

Debt Authorizations

Sierra Pacific currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $4.0 billion (excluding borrowings under Sierra Pacific's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $600 million. As of March 31, 2026, approximately $1.3 billion of debt capacity remains available under this authorization. Sierra Pacific currently has an effective shelf registration statement filed with the SEC to issue an additional $1.5 billion of general and refunding mortgage securities and unsecured debt securities through April 2028.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026

Electric transmission	$48	$40	$531
Electric distribution	45	54	264
Solar generation and electric battery storage	62	45	161
Wildfire prevention	4	5	91
Other	14	107	659
Total	$173	$251	$1,706

Sierra Pacific receives PUCN approval through its IRP filings for various projects and has included estimates from IRP filings as well as potential future filings in its forecast capital expenditures for 2026. These estimates are likely to change as a result of the RFP process, continued evaluation and future IRP filing refinements. Sierra Pacific's capital expenditures include the following:

•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program totaling $13 million and $34 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for the expansion program expected to be placed in-service in 2027 and 2028 totals $399 million for the remainder of 2026. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand. Growth expenditures include spending on new customer connections totaling $16 million and $10 million for the three-month periods ended March 31, 2026 and 2025, respectively. Planned spending for new customer connections totals $36 million for the remainder of 2026.
•Solar generation and electric battery storage primarily consist of a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 90% Sierra Pacific and 10% Nevada Power. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026.

•Wildfire prevention includes both growth and operating capital that include expenditures contained in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth projects and operating expenditures. Growth projects primarily consist of a repower project at the Valmy generating station to convert existing coal-fueled combustion to natural gas-fueled combustion, information technology expenditures, routine expenditures for generation, other operating projects and other infrastructure needed to serve existing and expected demand.

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

2025 Natural Gas Triennial Integrated Resource Plan

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

Material Cash Requirements

As of March 31, 2026, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Note 6 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of Sierra Pacific's critical accounting estimates, see Item 7 of Sierra Pacific's Annual Report on Form 10‑K for the year ended December 31, 2025. There have been no significant changes in Sierra Pacific's assumptions regarding critical accounting estimates since December 31, 2025.

Eastern Energy Gas Holdings, LLC and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of March 31, 2026, the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of Eastern Energy Gas as of December 31, 2025, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2026

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$86	$80
Trade receivables, net	189	191
Receivables from affiliates	21	20
Notes receivable from affiliates	571	513
Inventories	158	155
Prepayments and other deferred charges	63	78
Natural gas imbalances	58	66
Other current assets	65	92
Total current assets	1,211	1,195

Property, plant and equipment, net	10,384	10,363
Goodwill	1,286	1,286
Investments	272	255
Other assets	108	98

Total assets	$13,261	$13,197

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$96	$87
Accounts payable to affiliates	29	27
Accrued interest	76	58
Accrued property, income and other taxes	139	141
Regulatory liabilities	37	46
Current portion of long-term debt	287	293
Other current liabilities	79	81
Total current liabilities	743	733

Long-term debt	4,162	4,161
Regulatory liabilities	615	620
Deferred income taxes	674	621
Other long-term liabilities	129	115
Total liabilities	6,323	6,250

Commitments and contingencies (Note 8)

Equity:
Member's equity:
Membership interests	5,731	5,736
Accumulated other comprehensive loss, net	(29)	(31)
Total member's equity	5,702	5,705
Noncontrolling interests	1,236	1,242
Total equity	6,938	6,947

Total liabilities and equity	$13,261	$13,197

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Operating revenue	$652	$578

Operating expenses:
Cost of gas	1	—
Operations and maintenance	126	130
Depreciation and amortization	89	87
Property and other taxes	35	35
Total operating expenses	251	252

Operating income	401	326

Other income (expense):
Interest expense, net	(55)	(52)
Allowance for equity funds	4	2
Interest and dividend income	8	2
Total other income (expense)	(43)	(48)

Income before income tax expense (benefit) and equity income (loss)	358	278
Income tax expense (benefit)	80	59
Equity income (loss)	27	26
Net income	305	245
Net income attributable to noncontrolling interests	58	45
Net income attributable to Eastern Energy Gas	$247	$200

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Net income	$305	$245

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $1 and $—	1	—
Unrealized gains on cash flow hedges, net of tax of $1 and $—	1	—
Total other comprehensive income, net of tax	2	—

Comprehensive income	307	245
Comprehensive income attributable to noncontrolling interests	58	45
Comprehensive income attributable to Eastern Energy Gas	$249	$200

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, December 31, 2024	$6,300	$(35)	$1,270	$7,535
Net income	200	—	45	245
Distributions	(1,189)	—	(43)	(1,232)
Balance, March 31, 2025	$5,311	$(35)	$1,272	$6,548

Balance, December 31, 2025	$5,736	$(31)	$1,242	$6,947
Net income	247	—	58	305
Other comprehensive income	—	2	—	2
Distributions	(252)	—	(64)	(316)
Balance, March 31, 2026	$5,731	$(29)	$1,236	$6,938

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$305	$245
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on other items, net	(16)	—
Depreciation and amortization	89	87
Allowance for equity funds	(4)	(2)
Equity (income) loss, net of distributions	(18)	(11)
Changes in regulatory assets and liabilities	(11)	(15)
Deferred income taxes	51	42
Other, net	2	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	32	22
Receivables from affiliates	(1)	(3)
Gas balancing activities	(4)	11
Accrued property, income and other taxes	1	(10)
Accounts payable to affiliates	2	1
Accounts payable and other liabilities	24	30
Net cash flows from operating activities	452	397

Cash flows from investing activities:
Capital expenditures	(92)	(55)
Proceeds from assignment of shale development rights	16	—
Proceeds from sales of marketable securities	3	7
Issuance of notes receivable to affiliates	(58)	(37)
Net cash flows from investing activities	(131)	(85)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,187
Distributions to noncontrolling interests	(64)	(43)
Distributions to parent	(252)	(1,189)
Net cash flows from financing activities	(316)	(45)

Net change in cash and cash equivalents and restricted cash and cash equivalents	5	267
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	113	61
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$118	$328

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Energy Gas Holdings, LLC is a holding company, and together with its subsidiaries ("Eastern Energy Gas") conducts business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage operations in the eastern region of the U.S. and operates Cove Point LNG, LP ("Cove Point"), a liquefied natural gas ("LNG") export, import and storage facility. Eastern Energy Gas holds 100% of the general partner interest and 75% of the limited partner interests of Cove Point. In addition, Eastern Energy Gas holds a 50% noncontrolling interest in Iroquois Gas Transmission System, L.P. ("Iroquois"), a 414-mile FERC-regulated interstate natural gas transmission system. Eastern Energy Gas is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company headquartered in Des Moines, Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026.

Segment Information

Eastern Energy Gas currently has one reportable segment, which includes its natural gas transmission, storage and LNG operations. Eastern Energy Gas' chief operating decision maker ("CODM") is the President and Chief Executive Officer of the BHE Pipeline Group (which consists primarily of BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company). Net income attributable to Eastern Energy Gas, as reported on the Consolidated Statements of Operations, is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital, the CODM generally considers actual results versus historical results, budgets or forecast, as well as unique risks and opportunities. The segment expense information regularly provided to the CODM aligns with the captions presented on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. Eastern Energy Gas is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Interstate natural gas transmission assets	34 - 51 years	$6,664	$6,599
Storage assets	47 - 79 years	2,873	2,856
Intangible plant and other assets	4 - 53 years	528	514
Utility plant in-service		10,065	9,969
Accumulated depreciation and amortization		(3,606)	(3,555)
Utility plant in-service, net		6,459	6,414

Nonutility plant:
LNG facility	40 years	4,583	4,585
Accumulated depreciation and amortization		(933)	(901)
Nonutility plant, net		3,650	3,684

		10,109	10,098
Construction work-in-progress		275	265
Property, plant and equipment, net		$10,384	$10,363

Construction work-in-progress includes $261 million and $255 million as of March 31, 2026 and December 31, 2025, respectively, related to the construction of utility plant.

Assignment of Shale Development Rights

In September 2025, Eastern Gas Transmission and Storage, Inc. ("EGTS") signed an agreement to convey development rights over time to a natural gas producer for approximately 23,000 acres of Utica Shale and Point Pleasant formations underneath one of its natural gas storage fields. The agreement provides for payments to EGTS of approximately $49 million over a period of three years, and an overriding royalty interest in gas produced from the acreage. In January 2026, EGTS conveyed approximately 7,600 acres and received proceeds of $16 million from the initial conveyance. This transaction resulted in a $16 million ($12 million after-tax) gain recorded in operations and maintenance expense in its Consolidated Statements of Operations.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2026	2025
Investments:
Investment funds	$5	$8

Equity method investments:
Iroquois	267	247

Restricted cash and cash equivalents:
Customer deposits	32	33

Total investments and restricted cash and cash equivalents	$304	$288

Reflected as:
Other current assets	$32	$33
Noncurrent assets	272	255
Total investments and restricted cash and cash equivalents	$304	$288
Equity Method Investments

Eastern Energy Gas, through subsidiaries, holds 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of March 31, 2026, and December 31, 2025, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $9 million and $15 million for the three-month periods ended March 31, 2026 and 2025, respectively.

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$86	$80
Restricted cash and cash equivalents included in other current assets	32	33
Total cash and cash equivalents and restricted cash and cash equivalents	$118	$113

(5)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Eastern Energy Gas had a payable to BHE of $63 million and $39 million as of March 31, 2026 and December 31, 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$75	21.0%	$58	21.0%
State and local income taxes, net of federal income tax	12	3.2	6	2.1
Nontaxable or nondeductible items:
Equity earnings	6	1.6	5	2.0
Non-controlling interest	(12)	(3.4)	(9)	(3.4)
Other, net	(1)	(0.1)	—	—
Other adjustments	—	—	(1)	(0.5)
Effective income tax rate	$80	22.3%	$59	21.2%

(6)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $1 million to the MidAmerican Energy Company Retirement Plan for each of the three-month periods ended March 31, 2026 and 2025. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of March 31, 2026, and December 31, 2025, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $39 million.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Assets:
Foreign currency exchange rate derivatives	$—	$5	$—	$5
Money market mutual funds	86	—	—	86
Equity securities:
Investment funds	5	—	—	5
	$91	$5	$—	$96

As of December 31, 2025:
Assets:
Foreign currency exchange rate derivatives	$—	$11	$—	$11
Money market mutual funds	80	—	—	80
Equity securities:
Investment funds	8	—	—	8
	$88	$11	$—	$99

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

	As of March 31, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,449	$4,218	$4,454	$4,276

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

(9)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Customer Revenue:
Regulated:
Gas transmission and storage	$339	$332
Wholesale	2	1
Total regulated	341	333
Nonregulated	305	244
Total Customer Revenue	646	577
Other revenue(1)	6	1
Total operating revenue	$652	$578
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

Eastern Energy Gas has recognized contract liabilities of $38 million and $43 million as of March 31, 2026, and December 31, 2025, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the three-month periods ended March 31, 2026 and 2025, Eastern Energy Gas recognized revenue of $11 million and $9 million, respectively, from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2026 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,792	$13,231	$15,023

(10)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2024	$(2)	$(34)	$1	$(35)
Other comprehensive income	—	—	—	—
Balance, March 31, 2025	$(2)	$(34)	$1	$(35)

Balance, December 31, 2025	$(1)	$(31)	$1	$(31)
Other comprehensive income	1	1	—	2
Balance, March 31, 2026	$—	$(30)	$1	$(29)

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

Results of Operations for the First Quarter of 2026 and 2025

Overview

Net income attributable to Eastern Energy Gas for the first quarter of 2026 was $247 million, an increase of $47 million compared to 2025. Net income increased primarily due to higher earnings from Cove Point of $32 million, largely due to an increase in variable revenue, higher margin from regulated gas transmission and storage operations of $16 million and a gain from an agreement to convey development rights underneath one of its natural gas storage fields.

Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

Operating revenue increased $74 million, or 13%, for the first quarter of 2026 compared to 2025, primarily due to an increase in Cove Point LNG variable revenue of $59 million due to higher volumes and higher prices from extremely cold weather in the first quarter of 2026 and an increase in royalties and other contingent fees from farmout agreements of $5 million.

Operations and maintenance decreased $4 million, or 3%, for the first quarter of 2026 compared to 2025, primarily due to a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $16 million, partially offset by higher employee costs of $5 million, higher plant operations and maintenance costs of $3 million and an increase in charges from affiliates of $2 million.

Interest and dividend income increased $6 million for the first quarter of 2026 compared to 2025, primarily due to higher lending activity under BHE GT&S' intercompany revolving credit agreement.

Income tax expense increased $21 million, or 36%, for the first quarter of 2026 compared to 2025. The effective tax rate was 22% and 21% for the three-month periods ended March 31, 2026 and 2025, respectively. The $21 million increase was primarily due to higher pre-tax income and higher state income taxes.

Net income attributable to noncontrolling interests increased $13 million, or 29%, for the first quarter of 2026 compared to 2025, primarily due to higher net income attributable to Cove Point.

Liquidity and Capital Resources

As of March 31, 2026, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$86
Intercompany revolving credit agreement, maturing 2027	400
Total net liquidity	$486

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025 were $452 million and $397 million, respectively. The change is primarily due to favorable operating results, the timing of payments for operating costs and other working capital adjustments, partially offset by higher cash paid for interest and lower distributions from Iroquois.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025 were $(131) million and $(85) million, respectively. The change is primarily due to an increase in capital expenditures of $37 million, an increase in notes issued to its parent under an intercompany revolving credit agreement of $21 million and a decrease in proceeds from sales of marketable securities of $4 million, partially offset by proceeds from the assignment of shale development rights of $16 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2026 were $(316) million and consisted of distributions to its indirect parent, BHE, of $252 million and distributions to noncontrolling interests from Cove Point of $64 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026

Natural gas transmission and storage	$10	$32	$166
Other	45	60	455
Total	$55	$92	$621

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of March 31, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of goodwill and long-lived assets and income taxes. For additional discussion of Eastern Energy Gas' critical accounting estimates, see Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in Eastern Energy Gas' assumptions regarding critical accounting estimates since December 31, 2025.

Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of March 31, 2026, the related consolidated statements of operations, changes in shareholder's equity, and cash flows for the three-month periods ended March 31, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2025 and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 1, 2026

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$27	$10
Restricted cash and cash equivalents	28	29
Trade receivables, net	91	97
Receivables from affiliates	6	5
Notes receivable from affiliates	224	131
Inventories	60	58
Prepayments and other deferred charges	29	30
Natural gas imbalances	62	73
Other current assets	17	24
Total current assets	544	457

Property, plant and equipment, net	4,961	4,909
Other assets	61	61

Total assets	$5,566	$5,427

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	March 31,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$61	$57
Accounts payable to affiliates	19	20
Accrued interest	24	7
Accrued property, income and other taxes	82	75
Accrued employee expenses	23	19
Regulatory liabilities	20	19
Customer deposits	28	29
Other current liabilities	24	26
Total current liabilities	281	252

Long-term debt	1,624	1,623
Regulatory liabilities	509	514
Deferred income taxes	187	167
Other long-term liabilities	76	77
Total liabilities	2,677	2,633

Commitments and contingencies (Note 8)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,380	1,380
Retained earnings	923	829
Accumulated other comprehensive loss, net	(23)	(24)
Total shareholder's equity	2,889	2,794

Total liabilities and shareholder's equity	$5,566	$5,427

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Operating revenue	$289	$275

Operating expenses:
Cost of gas	1	—
Operations and maintenance	81	89
Depreciation and amortization	41	40
Property and other taxes	15	14
Total operating expenses	138	143

Operating income	151	132

Other income (expense):
Interest expense, net	(17)	(18)
Allowance for equity funds	3	2
Other, net	3	1
Total other income (expense)	(11)	(15)

Income before income tax expense (benefit)	140	117
Income tax expense (benefit)	34	29
Net income	$106	$88
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025

Net income	$106	$88

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $— and $—	1	—
Total other comprehensive income, net of tax	1	—
Comprehensive income	$107	$88

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, December 31, 2024	60,101	$609	$1,352	$671	$(26)	$2,606
Net income	—	—	—	88	—	88
Balance, March 31, 2025	60,101	$609	$1,352	$759	$(26)	$2,694

Balance, December 31, 2025	60,101	$609	$1,380	$829	$(24)	$2,794
Net income	—	—	—	106	—	106
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(12)	—	(12)
Balance, March 31, 2026	60,101	$609	$1,380	$923	$(23)	$2,889
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Three-Month Periods
	Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$106	$88
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on other items, net	(16)	—
Depreciation and amortization	41	40
Allowance for equity funds	(3)	(2)
Changes in regulatory assets and liabilities	2	(13)
Deferred income taxes	19	17
Other, net	1	1
Changes in other operating assets and liabilities:
Trade receivables and other assets	12	8
Receivables from affiliates	(1)	(4)
Gas balancing activities	(6)	12
Accrued property, income and other taxes	(1)	(4)
Accounts payable to affiliates	(1)	—
Accounts payable and other liabilities	24	6
Net cash flows from operating activities	177	149

Cash flows from investing activities:
Capital expenditures	(75)	(41)
Proceeds from assignment of shale development rights	16	—
Proceeds from sales of marketable securities	3	7
Issuance of notes receivable to affiliates	(105)	—
Repayment of notes receivable by affiliates	12	—
Net cash flows from investing activities	(149)	(34)

Cash flows from financing activities:
Dividends paid	(12)	—
Net cash flows from financing activities	(12)	—

Net change in cash and cash equivalents and restricted cash and cash equivalents	16	115
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	39	32
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$55	$147

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)    General

Eastern Gas Transmission and Storage, Inc. and its subsidiaries ("EGTS") conduct business activities consisting of Federal Energy Regulatory Commission ("FERC")-regulated interstate natural gas transmission systems and underground storage. EGTS' operations include transmission assets located in Maryland, New York, Ohio, Pennsylvania, Virginia and West Virginia. EGTS also operates one of the nation's largest underground natural gas storage systems located in New York, Pennsylvania and West Virginia. EGTS is a wholly owned subsidiary of Eastern Energy Gas Holdings, LLC ("Eastern Energy Gas"), which is an indirect wholly owned subsidiary of Berkshire Hathaway Energy Company ("BHE"). BHE is a holding company headquartered in Des Moines, Iowa that has investments in subsidiaries principally engaged in energy businesses. BHE is a wholly owned subsidiary of Berkshire Hathaway Inc. ("Berkshire Hathaway").

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with EGTS' Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of March 31, 2026, and for the three-month periods ended March 31, 2026 and 2025. The results of operations for the three-month period ended March 31, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the three-month period ended March 31, 2026.

Segment Information

EGTS currently has one reportable segment, which includes its natural gas transmission and storage operations. EGTS' chief operating decision maker ("CODM") is the President and Chief Executive Officer of the BHE Pipeline Group (which consists primarily of BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company). Net income, as reported on the Consolidated Statements of Operations, is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital, the CODM generally considers actual results versus historical results, budgets or forecast, as well as unique risks and opportunities. The segment expense information regularly provided to the CODM aligns with the captions presented on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

(2)    New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures Subtopic 220-40, "Disaggregation of Income Statement Expenses" which addresses requests from investors for more detailed information about certain expenses and requires disclosure of the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption presented on the income statement. This guidance, as clarified in ASU 2025-01, is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a prospective basis, however retrospective application is permitted. EGTS is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		March 31,	December 31,
	Depreciable Life	2026	2025

Interstate natural gas transmission assets	47 - 51 years	$5,271	$5,213
Storage assets	47 - 51 years	1,896	1,884
Intangible plant and other assets	12 - 53 years	420	408
Plant in-service		7,587	7,505
Accumulated depreciation and amortization		(2,862)	(2,824)
		4,725	4,681
Construction work-in-progress		236	228
Property, plant and equipment, net		$4,961	$4,909

Assignment of Shale Development Rights

In September 2025, EGTS signed an agreement to convey development rights over time to a natural gas producer for approximately 23,000 acres of Utica Shale and Point Pleasant formations underneath one of its natural gas storage fields. The agreement provides for payments to EGTS of approximately $49 million over a period of three years, and an overriding royalty interest in gas produced from the acreage. In January 2026, EGTS conveyed approximately 7,600 acres and received proceeds of $16 million from the initial conveyance. This transaction resulted in a $16 million ($12 million after-tax) gain recorded in operations and maintenance expense in its Consolidated Statements of Operations.

(4)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	March 31,	December 31,
	2026	2025
Investments:
Investment funds	$5	$8

Restricted cash and cash equivalents:
Customer deposits	28	29

Total investments and restricted cash and cash equivalents	$33	$37

Reflected as:
Current assets	$28	$29
Other assets	5	8
Total investments and restricted cash and cash equivalents	$33	$37

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

	As of
	March 31,	December 31,
	2026	2025

Cash and cash equivalents	$27	$10
Restricted cash and cash equivalents	28	29
Total cash and cash equivalents and restricted cash and cash equivalents	$55	$39

(5)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, EGTS' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, EGTS had a payable to BHE of $22 million and $11 million as of March 31, 2026 and December 31, 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods
	Ended March 31,
	2026		2025
	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$29	21.0%	$24	21.0%
State and local income taxes, net of federal income tax	5	3.3	5	3.8
Effective income tax rate	$34	24.3%	$29	24.8%

(6)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $1 million to the MidAmerican Energy Company Retirement Plan for each of the three-month periods ended March 31, 2026 and 2025. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of March 31, 2026, and December 31, 2025, EGTS' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $35 million.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of March 31, 2026:
Assets:
Money market mutual funds	$27	$—	$—	$27
Equity securities:
Investment funds	5	—	—	5
	$32	$—	$—	$32

As of December 31, 2025:
Assets:
Money market mutual funds	$10	$—	$—	$10
Equity securities:
Investment funds	8	—	—	8
	$18	$—	$—	$18

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

	As of March 31, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,624	$1,429	$1,623	$1,442

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

(9)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods
	Ended March 31,
	2026	2025
Customer Revenue:
Regulated:
Gas transmission	$195	$190
Gas storage	71	71
Wholesale	2	1
Total regulated	268	262
Management service and other revenues	15	12
Total Customer Revenue	283	274
Other revenue(1)	6	1
Total operating revenue	$289	$275

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

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of March 31, 2026 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

EGTS	$838	$2,890	$3,728

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

Results of Operations for the First Quarter of 2026 and 2025

Overview

Net income for the first quarter of 2026 was $106 million, an increase of $18 million compared to 2025. Net income increased primarily due to a gain from an agreement to convey development rights underneath one of its natural gas storage fields and higher margin from regulated gas transmission and storage operations of $13 million.
Quarter Ended March 31, 2026, Compared to Quarter Ended March 31, 2025

Operating revenue increased $14 million, or 5%, for the first quarter of 2026 compared to 2025, primarily due to an increase in royalties and other contingent fees from farmout agreements of $5 million, an increase in variable revenue related to park and loan activity of $4 million, an increase in regulated gas transmission and storage services revenues primarily due to additional capacity contracts of $2 million and an increase in services provided to affiliates of $2 million.

Operations and maintenance decreased $8 million, or 9%, for the first quarter of 2026 compared to 2025, primarily due to a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $16 million, partially offset by higher employee costs of $3 million, an increase in services provided to affiliates of $2 million and an increase in charges from affiliates of $2 million.

Income tax expense increased $5 million, or 17%, for the first quarter of 2026 compared to 2025. The effective tax rate was 24% and 25% for the three-month periods ended March 31, 2026 and 2025, respectively. The $5 million increase was primarily due to higher pre-tax income.

Liquidity and Capital Resources

As of March 31, 2026, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$27
Intercompany revolving credit agreement, maturing 2027	400
Total net liquidity	$427

Operating Activities
Net cash flows from operating activities for the three-month periods ended March 31, 2026 and 2025 were $177 million and $149 million, respectively. The change is primarily due to higher collections from customers, the timing of payments for operating costs and other working capital adjustments.

Investing Activities

Net cash flows from investing activities for the three-month periods ended March 31, 2026 and 2025 were $(149) million and $(34) million, respectively. The change is primarily due to an increase in notes issued to Eastern Energy Gas under an intercompany revolving credit agreement of $105 million, an increase in capital expenditures of $34 million and a decrease in proceeds from sales of marketable securities of $4 million, partially offset by proceeds from the assignment of shale development rights of $16 million and an increase in repayments of notes by Eastern Energy Gas under an intercompany revolving credit agreement of $12 million.

Financing Activities

Net cash flows from financing activities for the three-month period ended March 31, 2026 were $(12) million and consisted of dividends paid to Eastern Energy Gas.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Three-Month Periods		Annual
	Ended March 31,		Forecast
	2025	2026	2026

Natural gas transmission and storage	$8	$31	$163
Other	33	44	372
Total	$41	$75	$535

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

Material Cash Requirements

As of March 31, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2025.

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

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, impairment of long-lived assets and income taxes. For additional discussion of EGTS' critical accounting estimates, see Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in EGTS' assumptions regarding critical accounting estimates since December 31, 2025.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2025. Refer to Note 9 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 8 of the Notes to Consolidated Financial Statements of Nevada Power and Note 8 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of March 31, 2026.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

Item 1.Legal Proceedings

The following disclosures reflect material updates to legal proceedings and should be read in conjunction with Item 3 of Berkshire Hathaway Energy's and PacifiCorp's Annual Reports on Form 10-K for the year ended December 31, 2025.

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

In September 2020, a severe weather event with high winds contributed to several major wildfires, including the 2020 Wildfires, resulting in real and personal property and natural resource damage, personal injuries and loss of life and widespread power outages in Oregon and Northern California. The wildfires spread across certain parts of PacifiCorp's service territory and surrounding areas across multiple counties in Oregon and California, burning over 500,000 acres in aggregate. Third-party reports for these wildfires indicate over 2,000 structures destroyed, including residences; several structures damaged; multiple individuals injured; and several fatalities.

In July 2022, the 2022 McKinney Fire began in Siskiyou County, California, within PacifiCorp's service territory, burning over 60,000 acres. Third-party reports indicate that the 2022 McKinney Fire resulted in 11 structures damaged; 185 structures destroyed, including residences; 12 injuries; and four fatalities.

As described below, a significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including the James class action complaint in Oregon associated with 2020 Wildfires for which certain jury verdicts were issued as described below. The James case is the most significant remaining litigation related to the Wildfires and concerns four Oregon fires hundreds of miles apart: the Beachie Creek Fire (which spread into the Santiam Canyon), the Echo Mountain Complex Fire, the South Obenchain Fire, and the 242 Fire.

The following map illustrates the general vicinity of the Wildfires.

50 miles
WASHINGTON
PACIFIC
OCEAN
IDAHO
CALIFORNIA
NEVADA
OREGON
PORTLAND
Astoria
Clatsop
Columbia
St. Helens
Tillamook
Hillsboro
Washington
Multnomah
Hood River
The Dalles
Moro
Gilliam
Morrow
Heppner
Pendleton
Umatilla
Wallowa
Enterprise
La Grande
Union
Yamhill
McMinnville
Oregon City
Clackamas
Wasco
Sherman
Condon
Fossil
Dallas
Polk
Salem
Marion
Jefferson
Madras
Wheeler
Grant
Baker City
Baker
Lincoln
Corvallis
Albany
Linn
Benton
Prineville
Crook
Canyon City
Bend
Deschutes
Eugene
Lane
Vale
Burns
Douglas
Roseburg
Coos
Coquille
Harney
Malheur
Lake
Klamath
Grants Pass
Josephine
Gold Beach
Curry
Medford
Klamath Falls
Lakeview
Beachie Creek
Echo Mountain
Archie Creek
Obenchain
242
Slater
McKinney

Substantially all amounts sought in outstanding complaints and demands filed in Oregon are associated with the James mass complaints described below, as well as stayed cases for which motions have been filed for consolidation into the James case and the state of Oregon demands. Many Oregon complaints seek doubled or trebled damages based on relevant provisions of Oregon law.

Investigations

Both the U.S. Department of Agriculture Forest Service ("USFS") and the Oregon Department of Forestry ("ODF") completed investigation reports related to the Beachie Creek Fire that was first reported outside the Santiam Canyon on August 16, 2020, approximately three weeks before the severe weather event described above. The ODF's report concerning the Beachie Creek Fire concluded that embers from the pre-existing Beachie Creek Fire caused 12 fires within the Santiam Canyon. The ODF's report also found that PacifiCorp's power lines did not contribute to the overall spread of fire into the Santiam Canyon even though PacifiCorp's power lines ignited seven spot fires within the Santiam Canyon that were each suppressed.

Wildfire Settlements

PacifiCorp has settled various claims associated with the Wildfires as described below and has settled all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with the Oregon wineries and with the federal government as described below, claims remain outstanding for a substantial number of plaintiffs associated with the James case.

2020 Wildfires

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims and certain government claims associated with the 2020 Wildfires totaling $2,012 million, including $609 million associated with the James related fires for plaintiffs who opted out of the James class, plaintiffs granted substitution counsel in the James case, Oregon wineries, insurance subrogation claims and for plaintiffs in certain of the James consolidated cases and $535 million associated with the federal government demands settled in February 2026. For more information, refer to description of the 2020 Wildfires complaints and specific wildfires below.

2022 McKinney Fire

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims, private timber claims and certain government claims associated with the 2022 McKinney Fire totaling $268 million, including $40 million associated with the federal government demands settled in February 2026. For more information, refer to description of the 2022 McKinney Fire complaints below.

2020 Oregon Wildfires, Excluding the Northern California and Southern Oregon Slater Fire ("Slater Fire")

A significant number of complaints on behalf of plaintiffs associated with the 2020 Wildfires were filed in Oregon. Although many of these complaints have been resolved and dismissed, a significant portion remain outstanding relating to the James case as described below. The plaintiffs generally allege: (i) negligence due in part to alleged failure to comply with certain Oregon statutes and administrative rules, including those issued by the OPUC; (ii) gross negligence alleged in the form of willful, wanton and reckless disregard of known risks to the public; (iii) trespass; (iv) nuisance; (v) inverse condemnation; (vi) pre- and post-judgment interest; and (vii) reasonable attorney fees, investigation costs and expert witness fees. The complaints generally assert claims for: (i) noneconomic damages, including mental suffering, emotional distress, inconvenience and interference with normal and usual activities; (ii) damages for real and personal property and other economic losses; (iii) double the amount of property and economic damages; (iv) treble damages for specific costs associated with loss of forestry, trees and shrubbery; and (v) double the amount of damages for the costs of litigation and reforestation. The plaintiffs generally demand a trial by jury and reserve their right to further amend their complaints to allege claims for punitive damages.

The James Case

On September 30, 2020, a class action complaint against PacifiCorp captioned Jeanyne James et al. v. PacifiCorp, ("James") was filed in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since the filing of the original class action complaint, several cases have been stayed pending consolidation into James and numerous James class members have been named and damaged specified in various complaints as described below under "James Consolidated Cases."

The Multnomah County Circuit Court Oregon determined that the James case would be divided into a liability phase ("Phase I") and a damages phase ("Phase II"). In June 2023, a jury in the Phase I liability trial found PacifiCorp's conduct grossly negligent, reckless and willful as to each of the 17 named plaintiffs and the entire class. The jury awarded economic and noneconomic damages, as well as punitive damages. After the jury verdict, the Multnomah County Circuit Court Oregon doubled the Phase I plaintiffs' economic damages, in accordance with Oregon law, and added punitive damages by applying a 0.25 multiplier to the awarded economic and noneconomic damages. The Multnomah County Circuit Court Oregon granted PacifiCorp's subsequent motion to offset the damage awards by deducting insurance proceeds received by any of the plaintiffs.

PacifiCorp subsequently appealed the Phase I liability verdict, and on April 8, 2026, the verdict was reversed and remanded by the Oregon Court of Appeals, as described in more detail below. In the interim, however, James class members filed mass damages complaints premised on the Phase I liability verdict. In April, May, July and September 2024; January, May and September 2025; and January 2026, nine separate mass complaints against PacifiCorp naming 1,000, 100, 265, 78, 93, 55, 99, 34 and 36 individual class members, respectively, were filed in Multnomah County Circuit Court Oregon captioned Shane A Henson et al. v. PacifiCorp, Karen Andersen et al. v. PacifiCorp, Vanessa Alexander et al. v. PacifiCorp, Emily Broderick et al. v. PacifiCorp, Sergio Garcia Montes et al. v. PacifiCorp, Butte Falls Family Ranch, LLC et al. v. PacifiCorp, Amanda Bateman et al. v. PacifiCorp, Philip Estes et al. v. PacifiCorp and Stephen Becker et al. v. PacifiCorp, respectively, each referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

While PacifiCorp's appeal of the Phase I verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II trials, in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called "CMO No. 11." PacifiCorp has filed notices of appeal for the subsequent jury verdicts in the Phase II trials once limited judgments are entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of $1,252 million to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially offset by estimated insurance offsets of $35 million. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. Based on the April 2026 Oregon Court of Appeals opinion, the existing bonds could eventually be discharged and any future bonding requirements eliminated.

The Oregon Court of Appeals' April 2026 opinion reversing the Phase I verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could "assume that the evidence at the trial applies to all class members." The Oregon Court of Appeals further concluded that the erroneous jury instruction "was prejudicial to PacifiCorp" because it "gave rise to some likelihood that the jury reached an erroneous result." Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp's appellate brief, it did not address the majority of PacifiCorp's other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp. Either party can file a petition for review with the Oregon Supreme Court within 35 days of the Oregon Court of Appeals opinion, subject to extension. Whether the Oregon Supreme Court accepts a request for review is at its discretion.

On April 9, 2026, the Multnomah County Circuit Court Oregon ordered a stay of scheduled James Phase II trials (except for a trial that began April 6, 2026, and subsequently concluded on April 13, 2026) and mandatory mediation. The Multnomah County Circuit Court Oregon asked the parties to submit briefing on the merits, scope and duration of the stay in advance of a May 22, 2026, hearing.

James Consolidated Cases

The following cases have been stayed pending consolidation into the original James case:

The amended Salter complaint was filed August 20, 2021, in Multnomah County Circuit Court Oregon by approximately 97 individuals seeking damages similar to those described above, including economic damages not to exceed $150 million and noneconomic damages not to exceed $500 million. A portion of these plaintiffs are included in the James mass complaints and either already have verdicts or had trials scheduled under CMO No. 11 (before the recent stay). The Salter case is currently stayed due to plaintiffs' motion to consolidate the case into James.

The amended Allen complaint was filed September 2, 2021, in Multnomah County Circuit Court Oregon by approximately five individuals seeking damages similar to those described above, including $8 million in economic damages and $24 million in noneconomic damages related to the Beachie Creek Fire. All five of these plaintiffs are included in the James mass complaints and either already have verdicts or had trials scheduled under CMO No. 11 (before the recent stay). The Allen case is currently stayed due to plaintiffs' motion to consolidate the case into James.

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

The Bell complaint was filed September 7, 2022, in Multnomah County Circuit Court Oregon by 59 plaintiffs seeking $35 million in damages, including economic and noneconomic damages. A portion of these plaintiffs had trials scheduled under CMO No. 11 (before the recent stay). The Bell case is currently stayed due to plaintiffs' motion to consolidate the case into James.

Ashley Andersen et al. v. PacifiCorp and Consolidated Cases

As a result of settlements reached in 2024 for the Andersen et al. v. PacifiCorp consolidated cases, the complaints have been resolved but for one remaining plaintiff from the consolidated Weathers complaint. The Weathers complaint was filed September 1, 2022, in Multnomah County Circuit Court Oregon by approximately 46 plaintiffs seeking damages associated with the Echo Mountain Complex fires, including economic damages of approximately $83 million and noneconomic damages of approximately $83 million.

Other Cases

Several other complaints were filed against PacifiCorp associated with the 2020 Wildfires for which several settlements were reached as described above. However, certain complaints remain outstanding as described below.

In March 2026, notice of dismissal was filed for the Lexington and Ace American Insurance Co. complaints as a result of the Rock Creek Fish Hatchery settlement described below under "State of Oregon – Loss and Damages to State Lands – Oregon Fires." These complaints were filed against PacifiCorp in Douglas County Circuit Court Oregon in 2022 and were previously partially dismissed following settlement with subrogation insurers across 2022, 2023 and early 2024.

State of Oregon – Loss and Damages to State Lands – Oregon Fires

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

PacifiCorp is actively cooperating with the ODOJ on resolving the alleged claims.

2022 McKinney Fire

Numerous complaints associated with the 2022 McKinney Fire were filed in Sacramento County Superior Court California on behalf of approximately 1,200 plaintiffs as described below. Certain complaints included wrongful death claims associated with four fatalities. The complaints generally allege: (i) inverse condemnation; (ii) negligence; (iii) trespass; (iv) nuisance; and (v) violation of certain sections of the California Public Utilities Code and the California Health & Safety Code and seek various damages. The damages sought generally include: (i) economic damages; (ii) noneconomic damages; (iii) doubling or trebling of timber damages; (iv) punitive damages; (v) prejudgment interest; and (vi) attorneys' fees and other costs. The complaints do not specify the amount of damages sought.

On August 16, 2022, a complaint against PacifiCorp was filed, captioned Bridges et al. v. PacifiCorp, ("Bridges") in Sacramento County Superior Court California by approximately five plaintiffs. Additional complaints associated with the 2022 McKinney Fire were filed and subsequently consolidated into the Bridges case, covering approximately 1,200 plaintiffs, including wrongful death claims. To date, settlements have been reached with substantially all the plaintiffs associated with the 2022 McKinney Fire, including all wrongful death claims. While only a portion of the associated complaints have been dismissed as a result of the settlements, the remaining settled complaints are also expected to be dismissed. No trials are scheduled for the remaining 2022 McKinney Fire plaintiffs.

On July 25, 2025, a complaint against PacifiCorp was filed, captioned California Department of Transportation v. PacifiCorp, ("Caltrans") in Siskiyou Superior Court California alleging negligence and seeking damages of less than $1 million. The Caltrans complaint was settled in March 2026, and was subsequently dismissed.

Item 1A.Risk Factors

There has been no material change to each Registrant's risk factors from those disclosed in Item 1A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025.

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

BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.1
Thirty-Seventh Supplemental Indenture, dated as of March 1, 2026, to the Mortgage and Deed of Trust dated as of January 9, 1989 between PacifiCorp and the Bank of New York Mellon Trust Company, N.A., as successor Trustee (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated March 25, 2026).

10.1
Letter of Credit Agreement, dated April 3, 2026, by and among PacifiCorp, PNC Bank, National Association, as administrative agent, the issuing banks party thereto from time to time, and PNC Capital Markets LLC, as lead arranger (incorporated by reference to Exhibit 10.1 to the PacifiCorp Current Report on Form 8-K dated April 6, 2026).

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

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.2
Second Supplemental Indenture, dated as of March 9, 2026, by and between Sierra Pacific Power Company and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes, SPPC JSN Series 2026A, due 2056 (incorporated by reference to Exhibit 4.2 to the Sierra Pacific Power Company Current Report on Form 8-K dated March 11, 2026).

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
ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: May 1, 2026	/s/ Terrell K. Crews II
Terrell K. Crews II
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: May 1, 2026	/s/ M. Ryan Weems
M. Ryan Weems
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: May 1, 2026	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: May 1, 2026	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: May 1, 2026	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: May 1, 2026	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: May 1, 2026	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)