Form 10-Q
period 2026-06-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2026-08-10
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are held by its parent company, Berkshire Hathaway Inc. As of August 6, 2026, 1 share of common stock, no par value, was outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly held by Berkshire Hathaway Energy Company. As of August 6, 2026, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of August 6, 2026.
All shares of outstanding common stock of MidAmerican Energy Company are held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of August 6, 2026, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of August 6, 2026, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc. As of August 6, 2026, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of August 6, 2026.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are held by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of August 6, 2026, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P. and its subsidiaries
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Cove Point	Cove Point LNG, LP
Iroquois	Iroquois Gas Transmission System, L.P.

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred in September 2020
2022 McKinney Fire	A wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022
Wildfires	2020 Wildfires and 2022 McKinney Fire
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
CCR	Coal Combustion Residuals
CPUC	California Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EBA	Energy Balancing Account
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GTA	General Tariff Application
GWh	Gigawatt Hour
ICC	Illinois Commerce Commission
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
ITC	Investment Tax Credits
IUC	Iowa Utilities Commission
James	A class action complaint filed against PacifiCorp on September 30, 2020, captioned Jeanyne James et al. v. PacifiCorp, in Multnomah County Circuit Court Oregon and the associated consolidated cases
kV	Kilovolt
LNG	Liquefied Natural Gas
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

v

Item 1.Financial Statements

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Berkshire Hathaway Energy Company and its subsidiaries	33
PacifiCorp and its subsidiaries	76
MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company	116
Nevada Power Company and its subsidiaries	141
Sierra Pacific Power Company and its subsidiaries	166
Eastern Energy Gas Holdings, LLC and its subsidiaries	191
Eastern Gas Transmission and Storage, Inc. and its subsidiaries	209

Berkshire Hathaway Energy Company and its subsidiaries
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of June 30, 2026, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 7, 2026

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$4,072	$1,695
Investments and restricted cash and cash equivalents	479	254
Trade receivables, net	2,746	2,678
Inventories	2,183	2,105
Mortgage loans held for sale	889	698
Regulatory assets	429	892
Prepayments	723	546
Assets held for sale (Note 3)	2,008	—
Other current assets	381	769
Total current assets	13,910	9,637

Property, plant and equipment, net	113,039	112,368
Goodwill	11,374	11,521
Regulatory assets	3,956	3,929
Investments and restricted cash and cash equivalents and investments	7,336	7,608
Other assets	4,414	3,264

Total assets	$154,029	$148,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share amounts)

	As of
	June 30,	December 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,029	$3,389
Accrued interest	877	797
Accrued property, income and other taxes	812	745
Accrued employee expenses	455	345
Short-term debt	1,374	1,997
Current portion of long-term debt	628	1,455
Wildfires liabilities (Note 10)	155	734
Liabilities held for sale (Note 3)	246	—
Other current liabilities	2,078	1,930
Total current liabilities	9,654	11,392

BHE senior debt	11,463	11,461
Subsidiary senior debt	45,036	42,759
Subsidiary junior subordinated debt	3,266	1,584
Regulatory liabilities	6,646	6,772
Deferred income taxes	13,114	12,999
Wildfires liabilities (Note 10)	417	427
Other long-term liabilities	7,312	5,624
Total liabilities	96,908	93,018

Commitments and contingencies (Note 10)

Equity:
BHE shareholder's equity:
Preferred stock - 100,000,000 shares authorized, $0.01 par value, 0 and — shares issued and outstanding	—	—
Common stock - 100 shares authorized, no par value, 1 share issued and outstanding	—	—
Additional paid-in capital	5,563	5,558
Retained earnings	52,355	50,351
Accumulated other comprehensive loss, net	(2,035)	(1,844)
Total BHE shareholder's equity	55,883	54,065
Noncontrolling interests	1,238	1,244
Total equity	57,121	55,309

Total liabilities and equity	$154,029	$148,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Energy	$5,413	$5,130	$11,223	$10,636
Real estate	1,273	1,264	2,135	2,124
Total operating revenue	6,686	6,394	13,358	12,760

Operating expenses:
Energy:
Cost of sales	1,376	1,434	3,046	2,965
Operations and maintenance	1,412	1,392	2,710	2,641
Depreciation and amortization	1,131	1,129	2,257	2,235
Property and other taxes	239	225	480	451
Real estate	1,250	1,210	2,129	2,081
Total operating expenses	5,408	5,390	10,622	10,373

Operating income	1,278	1,004	2,736	2,387

Other income (expense):
Interest expense	(791)	(709)	(1,537)	(1,395)
Capitalized interest	47	45	92	85
Allowance for equity funds	94	81	174	147
Interest and dividend income	67	63	121	125
Gains on marketable securities, net	20	16	15	119
Other, net	61	45	53	30
Total other income (expense)	(502)	(459)	(1,082)	(889)

Income before income tax expense (benefit) and equity income (loss)	776	545	1,654	1,498
Income tax expense (benefit)	(333)	(357)	(763)	(756)
Equity income (loss)	(172)	(160)	(306)	(280)
Net income	937	742	2,111	1,974
Net income attributable to noncontrolling interests	46	40	106	85
Net income attributable to BHE shareholders	891	702	2,005	1,889
Preferred dividends	—	—	—	3
Earnings on common shares	$891	$702	$2,005	$1,886

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Net income	$937	$742	$2,111	$1,974

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $1, $(7), $8 and $(5)	4	(21)	21	(21)
Foreign currency translation adjustment	(64)	556	(207)	725
Unrealized gains (losses) on cash flow hedges, net of tax of $1, $(3), $(3) and $(5)	1	(10)	(5)	(16)
Total other comprehensive (loss) income, net of tax	(59)	525	(191)	688

Comprehensive income	878	1,267	1,920	2,662
Comprehensive income attributable to noncontrolling interests	46	40	106	85
Comprehensive income attributable to BHE shareholders	$832	$1,227	$1,814	$2,577

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholder's Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, March 31, 2025	$—	$—	$5,558	$47,493	$(2,178)	$1,276	$52,149
Net income	—	—	—	702	—	40	742
Other comprehensive income	—	—	—	—	525	—	525
Distributions	—	—	—	—	—	(50)	(50)
Other equity transactions	—	—	—	(1)	—	(1)	(2)
Balance, June 30, 2025	$—	$—	$5,558	$48,194	$(1,653)	$1,265	$53,364

Balance, December 31, 2024	$481	$—	$5,558	$46,311	$(2,341)	$1,280	$51,289
Net income	—	—	—	1,889	—	85	1,974
Other comprehensive income	—	—	—	—	688	—	688
Preferred stock redemptions	(481)	—	—	—	—	—	(481)
Preferred stock dividend	—	—	—	(3)	—	—	(3)
Distributions	—	—	—	—	—	(96)	(96)
Other equity transactions	—	—	—	(3)	—	(4)	(7)
Balance, June 30, 2025	$—	$—	$5,558	$48,194	$(1,653)	$1,265	$53,364

Balance, March 31, 2026	$—	$—	$5,563	$51,465	$(1,976)	$1,240	$56,292
Net income	—	—	—	891	—	46	937
Other comprehensive loss	—	—	—	—	(59)	—	(59)
Distributions	—	—	—	—	—	(46)	(46)
Other equity transactions	—	—	—	(1)	—	(2)	(3)
Balance, June 30, 2026	$—	$—	$5,563	$52,355	$(2,035)	$1,238	$57,121

Balance, December 31, 2025	$—	$—	$5,558	$50,351	$(1,844)	$1,244	$55,309
Net income	—	—	—	2,005	—	106	2,111
Other comprehensive loss	—	—	—	—	(191)	—	(191)
Distributions	—	—	—	—	—	(114)	(114)
Other equity transactions	—	—	5	(1)	—	2	6
Balance, June 30, 2026	$—	$—	$5,563	$52,355	$(2,035)	$1,238	$57,121

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,111	$1,974
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(15)	(119)
Depreciation and amortization	2,275	2,255
Allowance for equity funds	(174)	(147)
Equity (income) loss, net of distributions	332	332
Net power cost deferrals	(73)	(61)
Amortization of net power cost deferrals	458	430
Other changes in regulatory assets and liabilities	118	(162)
Deferred income taxes and investment tax credits, net	323	(107)
Other, net	21	158
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(509)	(405)
Derivative collateral, net	(15)	14
Pension and other postretirement benefit plans	(6)	(6)
Accrued property, income and other taxes, net	293	107
Accounts payable and other liabilities	123	114
Wildfires insurance receivable	—	98
Wildfires liability	(589)	(155)
Net cash flows from operating activities	4,673	4,320

Cash flows from investing activities:
Capital expenditures	(4,949)	(4,573)
Purchases of marketable securities	(280)	(238)
Proceeds from sales of marketable securities	351	811
Purchases of U.S. Treasury Bills	(289)	(39)
Proceeds from maturities of U.S. Treasury Bills	43	—
Equity method investments	(20)	(45)
Other, net	35	13
Net cash flows from investing activities	(5,109)	(4,071)

Cash flows from financing activities:
Preferred stock redemptions	—	(481)
Preferred dividends	—	(3)
Repayments of BHE senior debt	—	(1,650)
Proceeds from subsidiary debt	4,564	2,670
Repayments of subsidiary debt	(1,253)	(388)
Net (repayments of) proceeds from short-term debt	(609)	551
Distributions to noncontrolling interests	(115)	(96)
Other, net	219	(31)
Net cash flows from financing activities	2,806	572

Effect of exchange rate changes	(10)	13

Net change in cash and cash equivalents and restricted cash and cash equivalents	2,360	834
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,878	1,586
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,238	$2,420

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026. Refer to Note 10 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations Topic 818 which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related regulatory obligations. This guidance provides a framework for accounting for environmental credit assets, including those generated, purchased or received and environmental credit obligations. It also requires entities to assess the intended use of environmental credits, and, in certain cases, evaluate such credits for impairment. ASU 2026-02 introduces enhanced annual disclosure requirements related to environmental credits and associated obligations. The guidance is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

The Transaction has been approved by PacifiCorp's board of directors but is subject to customary closing conditions including (i) the expiration or termination of the waiting period and other required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the receipt of all necessary approvals, waivers and rulings from the Federal Energy Regulatory Commission ("FERC") and each of PacifiCorp's six state public utility commissions. In March and April 2026, PacifiCorp filed for approval of the Transaction and associated disposition of assets with each of its state public utility commissions, requesting approval by March 1, 2027. On July 15, 2026, PacifiCorp filed with the FERC for approval under applicable sections of the Federal Power Act, requesting an order by December 15, 2026. The Transaction is expected to close in the first half of 2027.

The Sale Agreement contains certain termination rights, including if the Transaction is not consummated by August 15, 2027, (subject to a six-month extension to the extent certain regulatory approvals have not been received as of such date), and provides that upon termination of the Sale Agreement under certain specified circumstances, the terminating party would be required to pay the other party a termination fee of $35 million.

As a result of the Transaction, PacifiCorp has presented the associated assets and liabilities as held for sale as of June 30, 2026, on the Consolidated Balance Sheets within current assets and current liabilities due to the expected timing of close of the Transaction. As the Transaction does not represent a strategic shift that will have a major impact on PacifiCorp's operations or financial results based on the scale of PacifiCorp's Washington operations and retail service territory relative to its overall operations and retail service territory, the Transaction does not qualify for presentation as discontinued operations.

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

The assets and liabilities held for sale as presented in Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheets as of June 30, 2026, are as follows:

Assets held for sale:
Trade receivables, net		$109
Property, plant and equipment, net:
Utility generation, transmission and distribution systems	2,005
Accumulated depreciation and amortization	(465)
Construction work-in-progress	45
Property, plant and equipment, net		1,585
Regulatory assets		143
Goodwill		89
Other assets		82
Total assets held for sale		$2,008

Liabilities held for sale:
Regulatory liabilities		$202
Other liabilities		44
Total liabilities held for sale		$246

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

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	June 30,	December 31,
	Life	2026	2025
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$109,292	$109,815
Interstate natural gas pipeline assets	3-80 years	21,683	21,334
		130,975	131,149
Accumulated depreciation and amortization		(40,672)	(40,365)
Regulated assets, net		90,303	90,784

Nonregulated assets:
Independent power plants	2-50 years	9,632	9,242
Cove Point LNG facility	40 years	3,479	3,476
Other assets	2-30 years	2,588	2,912
		15,699	15,630
Accumulated depreciation and amortization		(4,887)	(4,637)
Nonregulated assets, net		10,812	10,993

		101,115	101,777
Construction work-in-progress		11,924	10,591
Property, plant and equipment, net		$113,039	$112,368

Construction work-in-progress includes $10.7 billion as of June 30, 2026, and $9.5 billion as of December 31, 2025, related to the construction of regulated assets.

(5)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	June 30,	December 31,
	2026	2025
Investments:
U.S. Treasury Bills	$289	$42
Company-owned life insurance	600	572
Other	362	386
Total investments	1,251	1,000

Equity method investments:
BHE Renewables tax equity investments	3,540	3,945
Electric Transmission Texas, LLC	877	835
Iroquois Gas Transmission System, L.P.	597	584
Other	342	336
Total equity method investments	5,356	5,700

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	1,042	979
Other restricted cash and cash equivalents	166	183
Total restricted cash and cash equivalents and investments	1,208	1,162

Total investments and restricted cash and cash equivalents and investments	$7,815	$7,862

Reflected as:
Other current assets	$479	$254
Noncurrent assets	7,336	7,608
Total investments and restricted cash and cash equivalents and investments	$7,815	$7,862

Investments

Gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Unrealized gains recognized on marketable securities held at the reporting date	$20	$15	$12	$7
Net gains recognized on marketable securities sold during the period	—	1	3	112
Gains on marketable securities, net	$20	$16	$15	$119

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$4,072	$1,695
Investments and restricted cash and cash equivalents	151	168
Investments and restricted cash and cash equivalents and investments	15	15
Total cash and cash equivalents and restricted cash and cash equivalents	$4,238	$1,878

(6)    Recent Financing Transactions

Long-Term Debt

Senior Debt

In July 2026, AltaLink, L.P. issued C$350 million of its 5.111% Senior Secured Notes, Series 2026-1 due July 2056.

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

Credit Facilities

In June 2026, BHE amended its existing $3.5 billion unsecured credit facility expiring in June 2028. The amendment extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement.

In June 2026, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2028. The amendment increased the commitment of the lenders to $3.0 billion, extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement. PacifiCorp's $900 million 364-day unsecured credit facility expired in June 2026.

In June 2026, MidAmerican Energy amended its existing $1.5 billion unsecured credit facility expiring in June 2028. The amendment extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement.

In June 2026, Nevada Power and Sierra Pacific each amended its existing $600 million and $400 million secured credit facilities expiring in June 2028. The amendments extended the expiration date to June 2029 and amended certain provisions of the existing credit agreements.

In April 2026, PacifiCorp entered into a letter of credit agreement, effective May 18, 2026, under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case, in each case while such judgments remain pending appeal by PacifiCorp in the Oregon Court of Appeals or the Oregon Supreme Court. Refer to Note 10 for information regarding the Oregon Court of Appeals opinion issued in April 2026 associated with the James case. The letter of credit agreement provides for a two-year standby letter of credit facility for PacifiCorp in an aggregate stated amount of up to $2.55 billion. In conjunction with the letter of credit agreement, PacifiCorp entered into a committed surety facility set forth in a term sheet with an initial aggregate capacity of $2.55 billion, not to exceed availability under the letter of credit agreement, and related indemnity agreement under which the surety party is committed to issue surety bonds from time to time for PacifiCorp to secure the supersedeas undertakings described above. The surety facility must be fully secured by letters of credit. If 91 days prior to the applicable termination date of any letter of credit issued under the arrangements described above, any letter of credit obligations remain outstanding, PacifiCorp will be required to provide cash collateral to secure outstanding letter of credit obligations in an amount equal to 103% of such obligations. In April 2026, PacifiCorp received the necessary approvals from the Oregon Public Utility Commission and the Idaho Public Utilities Commission.

(7)    Income Taxes

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway, pursuant to a tax allocation agreement. The Company had a current income tax receivable from Berkshire Hathaway of $9 million and $282 million for federal income tax as of June 30, 2026 and December 31, 2025, respectively. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the six-month periods ended June 30, 2026 and 2025 totaling $1,393 million and $803 million, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$163	21.0%	$115	21.0%	$347	21.0%	$315	21.0%
State and local income taxes, net of federal income tax	11	1.4	18	3.3	29	1.7	32	2.2
Foreign tax effects:
United Kingdom
Other	(5)	(0.6)	(30)	(5.5)	(7)	(0.4)	(15)	(1.0)
Canada
Foreign regulated flow-thru	(11)	(1.4)	(11)	(2.0)	(22)	(1.3)	(21)	(1.4)
Other	1	0.1	—	—	2	0.1	1	0.1
Effects of changes in tax laws or rates enacted in the current period	—	—	1	0.1	—	—	1	0.1
Effect of cross-border tax laws	—	—	—	—	—	—	(1)	(0.1)
Energy-related tax credits	(415)	(53.5)	(390)	(71.5)	(979)	(59.2)	(950)	(63.4)
Nontaxable or nondeductible items:
Equity earnings	(37)	(4.7)	(34)	(6.2)	(65)	(3.9)	(59)	(4.0)
Noncontrolling interest	(10)	(1.2)	(8)	(1.5)	(22)	(1.3)	(17)	(1.2)
Other, net	(5)	(0.7)	(2)	(0.3)	(3)	(0.2)	—	—
Changes in unrecognized tax benefits	—	—	—	—	1	0.1	1	0.1
Other adjustments:
Effects of ratemaking(1)	(30)	(3.7)	(20)	(3.7)	(49)	(2.9)	(45)	(3.0)
Other	5	0.4	4	0.7	5	0.2	2	0.1
Effective income tax rate	$(333)	(42.9)%	$(357)	(65.6)%	$(763)	(46.1)%	$(756)	(50.5)%
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

(8)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Pension:
Service cost	$3	$3	$6	$6
Interest cost	25	28	50	54
Expected return on plan assets	(29)	(31)	(60)	(61)
Net amortization	3	2	5	4
Net periodic benefit cost	$2	$2	$1	$3

Other postretirement:
Service cost	$1	$1	$2	$2
Interest cost	6	7	13	14
Expected return on plan assets	(8)	(9)	(18)	(18)
Net amortization	(1)	(2)	(2)	(3)
Net periodic benefit credit	$(2)	$(3)	$(5)	$(5)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $13 million and $4 million, respectively, during 2026. As of June 30, 2026, $7 million and $4 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Service cost	$2	$1	$3	$2
Interest cost	16	15	32	29
Expected return on plan assets	(20)	(21)	(41)	(41)
Net amortization	10	8	18	16
Net periodic benefit cost	$8	$3	$12	$6

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £5 million during 2026. As of June 30, 2026, £2 million, or $2 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2026:
Assets:
Commodity derivatives	$—	$44	$3	$(6)	$41
Interest rate derivatives	10	27	13	—	50
Mortgage loans held for sale	—	889	—	—	889
Money market mutual funds	3,613	—	—	—	3,613
Debt securities:
U.S. government obligations	840	—	—	—	840
Corporate obligations	—	127	—	—	127
Municipal obligations	—	1	—	—	1
Equity securities:
U.S. companies	560	—	—	—	560
International companies	7	—	—	—	7
Investment funds	265	—	—	—	265
	$5,295	$1,088	$16	$(6)	$6,393
Liabilities:
Commodity derivatives	$(13)	$(134)	$(68)	$58	$(157)
Interest rate derivatives	—	(2)	—	1	(1)
	$(13)	$(136)	$(68)	$59	$(158)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2025:
Assets:
Commodity derivatives	$—	$47	$2	$(8)	$41
Foreign currency exchange rate derivatives	—	11	—	—	11
Interest rate derivatives	12	25	8	—	45
Mortgage loans held for sale	—	698	—	—	698
Money market mutual funds	1,469	—	—	—	1,469
Debt securities:
U.S. government obligations	326	—	—	—	326
Corporate obligations	—	133	—	—	133
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	549	—	—	—	549
International companies	9	—	—	—	9
Investment funds	283	—	—	—	283
	$2,648	$916	$10	$(8)	$3,566
Liabilities:
Commodity derivatives	$(13)	$(169)	$(56)	$83	$(155)
Interest rate derivatives	—	(3)	—	1	(2)
	$(13)	$(172)	$(56)	$84	$(157)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $53 million and $76 million as of June 30, 2026, and December 31, 2025, respectively.
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

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2026:
Beginning balance	$(67)	$10	$(54)	$8
Changes included in earnings(1)	—	3	—	5
Changes in fair value recognized in net regulatory assets	(2)	—	(21)	—
Settlements	4	—	10	—
Ending balance	$(65)	$13	$(65)	$13

2025:
Beginning balance	$(92)	$14	$(72)	$5
Changes included in earnings(1)	—	—	—	9
Changes in fair value recognized in net regulatory assets	(11)	—	(42)	—
Settlements	3	—	14	—
Ending balance	$(100)	$14	$(100)	$14

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

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$60,393	$55,466	$57,259	$52,665

(10)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

During the six-month period ended June 30, 2026, MidAmerican Energy entered into firm construction commitments totaling $717 million for the remainder of 2026 through 2029 related to the construction of wind-powered, solar-powered and natural gas-powered generating facilities in Iowa.

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

Complaints and Demands Associated with the Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with the 2020 Wildfires (the "James" case) for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers also filed subrogation complaints in Oregon and California with similar allegations. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. As described below, substantially all outstanding complaints and demands are associated with the 2020 Wildfires, specifically the James case and the state of Oregon demands.

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

PacifiCorp has settled various claims associated with the Wildfires, including all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp has settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with the Oregon wineries and with the federal government, claims remain outstanding for a substantial number of plaintiffs associated with the James case. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims.

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

Following the Phase I liability verdict, 1,760 James class members filed nine separate mass complaints from April 2024 through January 2026 in Multnomah County Circuit Court Oregon, each premised on the Phase I liability verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

While PacifiCorp's appeal of the Phase I liability verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II damages trials, in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called "CMO No. 11." PacifiCorp filed notices of appeal for the subsequent jury verdicts in the Phase II damages trials once limited judgments were entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of $1,252 million to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially offset by estimated insurance offsets of $35 million. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. As a result of the April 2026 Oregon Court of Appeals opinion, as described in more detail below, in May 2026, PacifiCorp filed a motion for discharge and release of existing bonds, which remains pending.

The Oregon Court of Appeals' opinion, issued on April 8, 2026, reversing the Phase I liability verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could "assume that the evidence at the trial applies to all class members." The Oregon Court of Appeals further concluded that the erroneous jury instruction "was prejudicial to PacifiCorp" because it "gave rise to some likelihood that the jury reached an erroneous result." Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp's appellate brief, it did not address the majority of PacifiCorp's other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp.

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and scheduling oral argument for November 3, 2026.

At a May 2026, hearing, the Multnomah County Circuit Court Oregon granted PacifiCorp's request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 21 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials will resume on August 10, 2026. The Multnomah County Circuit Court Oregon granted plaintiffs' request to enter limited judgments on the already completed Phase II damages trials but granted PacifiCorp's request to waive bonding requirements on those judgments.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through June 30, 2026. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through June 30, 2026, PacifiCorp paid $2,281 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In July 2026 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $4 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Beginning balance	$577	$1,422	$1,161	$1,536
Payments	(5)	(41)	(589)	(155)
Ending balance	$572	$1,381	$572	$1,381

As of June 30, 2026 and December 31, 2025, $155 million and $734 million of PacifiCorp's liability for estimated losses associated with the Wildfires was included in other current liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of June 30, 2026, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of June 30, 2026 and December 31, 2025, was included in other long-term liabilities on the Consolidated Balance Sheets.

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries with the final $98 million of proceeds received during the three-month period ended March 31, 2025. No additional insurance recoveries beyond those received to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp's financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the James appeals process, including the April 2026 Oregon Court of Appeals opinion and the plaintiffs' appeal at the Oregon Supreme Court.

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

The final HomeServices settlement agreement with the plaintiffs reached on April 25, 2024, settles all claims asserted against HomeServices, HSF Affiliates LLC and BHH Affiliates, LLC in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years aggregating $250 million. HomeServices has made payments of $10 million in September 2024, $57 million in February 2025 and $63 million in February 2026. HomeServices recognized an after-tax charge of approximately $140 million in the first quarter of 2024, and the liability outstanding as of June 30, 2026, and December 31, 2025, was $103 million and $158 million, respectively. If the settlement is not affirmed by the U.S. Court of Appeals for the Eighth Circuit, HomeServices intends to vigorously appeal on multiple grounds the jury's findings and damage award in the Burnett case, including whether the case can proceed as a class action. The appeals process and further actions could take several years.

(11)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended June 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,683	$669	$927	$—	$—	$—	$—	$(1)	$3,278
Retail gas	—	101	18	—	—	—	—	—	119
Wholesale	31	71	8	—	—	—	—	1	111
Transmission and distribution	34	13	20	278	—	162	—	—	507
Interstate pipeline	—	—	—	—	652	—	—	(30)	622
Other	43	—	1	—	(3)	—	—	(1)	40
Total Regulated	1,791	854	974	278	649	162	—	(31)	4,677
Nonregulated	—	1	3	18	333	21	255	(6)	625
Total Customer Revenue	1,791	855	977	296	982	183	255	(37)	5,302
Other revenue	10	17	—	29	10	2	43	—	111
Total	$1,801	$872	$977	$325	$992	$185	$298	$(37)	$5,413

	For the Six-Month Period Ended June 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,369	$1,258	$1,621	$—	$—	$—	$—	$(2)	$6,246
Retail gas	—	433	55	—	—	—	—	—	488
Wholesale	52	257	23	—	2	—	—	—	334
Transmission and distribution	69	26	36	566	—	326	—	—	1,023
Interstate pipeline	—	—	—	—	1,645	—	—	(87)	1,558
Other	85	—	1	—	—	—	—	—	86
Total Regulated	3,575	1,974	1,736	566	1,647	326	—	(89)	9,735
Nonregulated	—	4	7	36	716	44	443	(7)	1,243
Total Customer Revenue	3,575	1,978	1,743	602	2,363	370	443	(96)	10,978
Other revenue	34	34	—	59	14	4	100	—	245
Total	$3,609	$2,012	$1,743	$661	$2,377	$374	$543	$(96)	$11,223

	For the Three-Month Period Ended June 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,711	$634	$802	$—	$—	$—	$—	$(1)	$3,146
Retail gas	—	105	22	—	—	—	—	—	127
Wholesale	15	88	13	—	—	—	—	—	116
Transmission and distribution	34	13	16	252	—	163	—	—	478
Interstate pipeline	—	—	—	—	572	—	—	(27)	545
Other	35	—	1	—	—	—	—	—	36
Total Regulated	1,795	840	854	252	572	163	—	(28)	4,448
Nonregulated	—	1	2	22	301	17	248	(2)	589
Total Customer Revenue	1,795	841	856	274	873	180	248	(30)	5,037
Other revenue	15	19	1	29	(9)	1	38	(1)	93
Total	$1,810	$860	$857	$303	$864	$181	$286	$(31)	$5,130

	For the Six-Month Period Ended June 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$3,358	$1,179	$1,435	$—	$—	$—	$—	$(2)	$5,970
Retail gas	—	414	71	—	—	—	—	—	485
Wholesale	28	204	29	—	1	—	—	—	262
Transmission and distribution	82	27	33	624	—	318	—	—	1,084
Interstate pipeline	—	—	—	—	1,431	—	—	(73)	1,358
Other	62	—	1	—	—	—	—	—	63
Total Regulated	3,530	1,824	1,569	624	1,432	318	—	(75)	9,222
Nonregulated	—	3	4	47	616	46	459	(2)	1,173
Total Customer Revenue	3,530	1,827	1,573	671	2,048	364	459	(77)	10,395
Other revenue	48	47	2	58	1	2	84	(1)	241
Total	$3,578	$1,874	$1,575	$729	$2,049	$366	$543	$(78)	$10,636
(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Customer Revenue:
Brokerage	$1,169	$1,161	$1,947	$1,942
Franchise	15	14	28	24
Total Customer Revenue	1,184	1,175	1,975	1,966
Mortgage and other revenue	89	89	160	158
Total	$1,273	$1,264	$2,135	$2,124

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2026, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

BHE Pipeline Group	$3,502	$19,313	$22,815
BHE Transmission	682	328	1,010
Total	$4,184	$19,641	$23,825

(12)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts On	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2024	$(421)	$(1,999)	$78	$1	$(2,341)
Other comprehensive (loss) income	(21)	725	(16)	—	688
Balance, June 30, 2025	$(442)	$(1,274)	$62	$1	$(1,653)

Balance, December 31, 2025	$(482)	$(1,409)	$46	$1	$(1,844)
Other comprehensive income (loss)	21	(207)	(5)	—	(191)
Balance, June 30, 2026	$(461)	$(1,616)	$41	$1	$(2,035)

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

	For the Three-Month Period Ended June 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,801	$872	$977	$325	$992	$185	$298	$1,273	$(37)	$6,686
Cost of sales	640	196	462	26	79	7	2	933	(36)	2,309
Operations and maintenance	474	231	164	69	290	44	110	306	30	1,718
Depreciation and amortization	315	282	151	93	164	50	76	9	—	1,140
Interest expense	270	111	91	48	74	38	30	—	129	791
Interest and dividend income	43	6	6	—	15	1	2	3	(9)	67
Income tax expense (benefit)	(53)	(193)	13	8	72	1	(309)	7	121	(333)
Equity income (loss)	—	—	—	1	5	21	(202)	3	—	(172)
Other segment items	(3)	9	40	(27)	(91)	(12)	(8)	(4)	31	(65)
Earnings on common shares	$195	$260	$142	$55	$242	$55	$181	$20	$(259)	$891

Capital expenditures	$726	$470	$764	$176	$264	$65	$80	$6	$(20)	$2,531

	For the Six-Month Period Ended June 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$3,609	$2,012	$1,743	$661	$2,377	$374	$543	$2,135	$(96)	$13,358
Cost of sales	1,395	680	833	53	130	12	37	1,538	(94)	4,584
Operations and maintenance	937	451	324	138	523	83	207	569	47	3,279
Depreciation and amortization	625	559	299	191	329	102	152	18	—	2,275
Interest expense	497	220	176	96	147	75	61	—	265	1,537
Interest and dividend income	70	12	14	1	26	1	4	7	(14)	121
Income tax expense (benefit)	(74)	(411)	17	23	254	5	(628)	3	48	(763)
Equity income (loss)	—	—	1	1	33	43	(387)	3	—	(306)
Other segment items	(33)	(20)	76	(44)	(205)	(22)	(22)	(9)	23	(256)
Earnings on common shares	$266	$505	$185	$118	$848	$119	$309	$8	$(353)	$2,005

Capital expenditures	$1,443	$888	$1,395	$347	$479	$173	$249	$9	$(34)	$4,949

	For the Three-Month Period Ended June 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$1,810	$860	$857	$303	$864	$181	$286	$1,264	$(31)	$6,394
Cost of sales	723	211	417	33	67	3	9	924	(29)	2,358
Operations and maintenance	479	236	149	58	278	39	128	274	25	1,666
Depreciation and amortization	372	255	138	89	153	49	73	10	—	1,139
Interest expense	202	105	79	39	72	37	34	2	139	709
Interest and dividend income	33	8	5	1	14	1	3	4	(6)	63
Income tax expense (benefit)	(33)	(181)	9	(16)	51	3	(318)	15	113	(357)
Equity income (loss)	—	—	—	1	10	20	(194)	3	—	(160)
Other segment items	4	1	17	(21)	(84)	(10)	(8)	(1)	22	(80)
Earnings on common shares	$104	$243	$87	$81	$183	$61	$161	$45	$(263)	$702

Capital expenditures	$718	$335	$690	$171	$266	$101	$108	$2	$54	$2,445

	For the Six-Month Period Ended June 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$3,578	$1,874	$1,575	$729	$2,049	$366	$543	$2,124	$(78)	$12,760
Cost of sales	1,441	580	774	62	121	9	54	1,529	(76)	4,494
Operations and maintenance	903	463	286	113	502	74	262	528	38	3,169
Depreciation and amortization	671	562	276	176	305	104	141	20	—	2,255
Interest expense	389	210	158	72	142	73	65	3	283	1,395
Interest and dividend income	61	14	11	4	37	1	7	8	(18)	125
Income tax expense (benefit)	(52)	(417)	12	41	195	7	(654)	9	103	(756)
Equity income (loss)	—	—	1	1	37	43	(366)	4	—	(280)
Other segment items	(5)	(19)	28	(44)	(187)	(20)	(15)	(17)	117	(162)
Earnings on common shares	$282	$471	$109	$226	$671	$123	$301	$30	$(327)	$1,886

Capital expenditures	$1,406	$740	$1,146	$328	$454	$182	$220	$3	$94	$4,573
(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.
(2)Income tax expense (benefit) includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

The following table summarizes the other segment items category by the Company's reportable segments:

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices

Property and other taxes	X	X	X	X	X	X	X	X
Capitalized interest	X	X	X	X	X	X
Allowance for equity funds	X	X	X		X	X
Gains (losses) on marketable securities, net	X	X	X		X	X	X	X
Other income (expense), net	X	X	X	X	X	X	X	X
Net income attributable to noncontrolling interests				X	X	X	X	X

The following table summarizes the Company's total assets by reportable segment (in millions):

	As of
	June 30,	December 31,
	2026	2025
Assets:
PacifiCorp	$42,405	$38,323
MidAmerican Funding	30,173	29,712
NV Energy	22,687	21,118
Northern Powergrid	10,827	10,819
BHE Pipeline Group	23,233	22,977
BHE Transmission	9,633	9,762
BHE Renewables	11,249	11,644
HomeServices	3,606	3,449
BHE and Other(1)	216	523
Total assets	$154,029	$148,327
(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the six-month period ended June 30, 2026 (in millions):

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices	Total

December 31, 2025	$1,129	$2,102	$2,369	$990	$1,814	$1,439	$95	$1,583	$11,521
Foreign currency translation	—	—	—	(11)	—	(47)	—	—	(58)
Dispositions	(89)	—	—	—	—	—	—	—	(89)
June 30, 2026	$1,040	$2,102	$2,369	$979	$1,814	$1,392	$95	$1,583	$11,374

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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Operating revenue:
PacifiCorp	$1,801	$1,810	$(9)	—%	$3,609	$3,578	$31	1%
MidAmerican Funding	872	860	12	1	2,012	1,874	138	7
NV Energy	977	857	120	14	1,743	1,575	168	11
Northern Powergrid	325	303	22	7	661	729	(68)	(9)
BHE Pipeline Group	992	864	128	15	2,377	2,049	328	16
BHE Transmission	185	181	4	2	374	366	8	2
BHE Renewables	298	286	12	4	543	543	—	—
HomeServices	1,273	1,264	9	1	2,135	2,124	11	1
BHE and Other	(37)	(31)	(6)	(19)	(96)	(78)	(18)	(23)
Total operating revenue	$6,686	$6,394	$292	5%	$13,358	$12,760	$598	5%

Earnings on common shares:
PacifiCorp	$195	$104	$91	88%	$266	$282	$(16)	(6)%
MidAmerican Funding	260	243	17	7	505	471	34	7
NV Energy	142	87	55	63	185	109	76	70
Northern Powergrid	55	81	(26)	(32)	118	226	(108)	(48)
BHE Pipeline Group	242	183	59	32	848	671	177	26
BHE Transmission	55	61	(6)	(10)	119	123	(4)	(3)
BHE Renewables(1)	181	161	20	12	309	301	8	3
HomeServices	20	45	(25)	(56)	8	30	(22)	(73)
BHE and Other	(259)	(263)	4	2	(353)	(327)	(26)	(8)
Total earnings on common shares	$891	$702	$189	27%	$2,005	$1,886	$119	6%
(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Earnings on common shares increased $119 million for the first six months of 2026 compared to 2025. Included in these results was a pre-tax gain in the first six months of 2025 of $110 million ($87 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, earnings on common shares for the first six months of 2026 increased $206 million, or 11%, compared to adjusted earnings on common shares for the first six months of 2025 of $1,799 million.

The changes in earnings on common shares for the second quarter and for the first six months of 2026 compared to 2025 were primarily due to the following:
•The Utilities' earnings increased $163 million for the second quarter and $94 million for the first six months of 2026 compared to 2025, primarily due to higher electric utility margin, increased allowances for equity and borrowed funds used during construction, lower depreciation and amortization expense and higher PTCs recognized, partially offset by increased interest expense and higher operations and maintenance expense. Electric retail customer volumes increased 3.1% for the first six months of 2026 compared to 2025, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather;
•Northern Powergrid's earnings decreased $26 million for the second quarter and $108 million for the first six months of 2026 compared to 2025, primarily due to higher distribution revenue for the first six months of 2025, higher interest expense and higher distribution-related operating and depreciation costs, partially offset by higher income tax expense from prior year utilization of tax losses from the upstream gas exploration and production business. Units distributed increased 0.7% for the first six months of 2026 compared to 2025 mainly due to higher customer usage;

•BHE Pipeline Group's earnings increased $59 million for the second quarter and $177 million for the first six months of 2026 compared to 2025, primarily due to higher transportation revenues at Northern Natural Gas and higher variable revenue at Cove Point;
•BHE Renewables' earnings increased $20 million for the second quarter and $8 million for the first six months of 2026 compared to 2025, primarily due to higher geothermal and natural gas earnings and higher solar earnings, partially offset by lower wind earnings largely from the tax equity investment portfolio;
•HomeServices' earnings decreased $25 million for the second quarter and $22 million for the first six months of 2026 compared to 2025, primarily due to an after-tax charge of $22 million associated with a settlement reached in the ongoing real estate industry litigation matters; and
•BHE and Other's earnings decreased $26 million for the first six months of 2026 compared to 2025, primarily due to the $87 million after-tax gain recognized in the first quarter of 2025 related to the Company's investment in BYD Company Limited, partially offset by higher federal income tax credits recognized on a consolidated basis, lower interest expense and favorable consolidated income tax adjustments.

Reportable Segment Results

PacifiCorp

Operating revenue decreased $9 million for the second quarter of 2026 compared to 2025, primarily due to lower retail revenue of $26 million, partially offset by higher wholesale and other revenue of $17 million. Retail revenue decreased primarily due to price impacts of $73 million from lower average rates, largely from $87 million of prior year utilization of certain existing regulatory liabilities due to the buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense), partially offset by $47 million from higher retail volumes. Retail customer volumes increased 2.7% primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather. Wholesale and other revenue increased primarily due to higher wholesale volumes and higher average wholesale prices.

Earnings increased $91 million for the second quarter of 2026 compared to 2025, primarily due to higher utility margin of $74 million, lower depreciation and amortization expense of $57 million and higher PTCs recognized of $36 million, partially offset by increased interest expense of $68 million. Utility margin increased primarily due to favorable deferred net power costs, higher retail volumes, lower thermal generation costs and higher wholesale volumes and average prices, partially offset by lower retail rates and higher purchased electricity costs. Depreciation and amortization decreased primarily due to the prior year buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in operating revenue), partially offset by additional assets placed in-service. Interest expense increased mainly due to higher average outstanding long-term debt balances.

Operating revenue increased $31 million for the first six months of 2026 compared to 2025, primarily due to higher retail revenue of $18 million and higher wholesale and other revenue of $13 million. Retail revenue increased primarily due to $16 million from higher retail volumes and price impacts of $2 million from higher average rates. Average rates were favorably impacted by tariff changes and product mix, largely offset by $87 million of prior year utilization of certain existing regulatory liabilities due to the buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense). Retail customer volumes increased by 0.8%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather. Wholesale and other revenue increased primarily due to higher wholesale volumes, partially offset by lower average wholesale prices.

Earnings decreased $16 million for the first six months of 2026 compared to 2025, primarily due to increased interest expense of $108 million, higher operations and maintenance expense of $34 million and lower allowances for equity and borrowed funds used during construction of $14 million, partially offset by higher utility margin of $77 million, lower depreciation and amortization expense of $46 million and higher PTCs recognized of $19 million. Interest expense increased mainly due to higher average outstanding long-term debt balances. Operations and maintenance expense increased due to higher injuries and damages costs, increased vegetation management and other wildfire prevention costs and lower federal grant reimbursements, partially offset by lower general plant and maintenance costs and lower insurance premiums. Utility margin increased primarily due to lower thermal generation costs, higher retail and wholesale volumes and favorable deferred net power costs, partially offset by higher purchased electricity costs and lower wholesale average prices. Depreciation and amortization decreased primarily due to the prior year buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in operating revenue), partially offset by additional assets placed in-service.

MidAmerican Funding

Operating revenue increased $12 million for the second quarter of 2026 compared to 2025, primarily due to higher electric operating revenue of $17 million, partially offset by lower natural gas operating revenue of $5 million. Electric operating revenue increased due to higher retail revenue of $36 million, partially offset by lower wholesale and other revenue of $19 million. Electric retail revenue increased primarily due to higher retail volumes of $29 million and higher recoveries through adjustment clauses of $11 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit). Electric retail customer volumes increased 7.6%, primarily due to higher customer usage. Electric wholesale and other revenue decreased mainly due to lower average wholesale prices of $15 million. Natural gas operating revenue decreased primarily due to lower energy-related rates of $6 million (fully offset in cost of sales) from a lower average per-unit cost of natural gas sold.

Earnings increased $17 million for the second quarter of 2026 compared to 2025, primarily due to higher electric utility margin of $24 million and increased PTCs recognized of $13 million, partially offset by higher depreciation and amortization expense of $27 million. Electric utility margin increased primarily due to higher retail revenue and lower thermal generation costs, partially offset by lower wholesale revenue. Depreciation and amortization expense increased primarily due to additional assets placed in-service and the impacts of certain regulatory mechanisms.

Operating revenue increased $138 million for the first six months of 2026 compared to 2025, primarily due to higher electric operating revenue of $97 million and higher natural gas operating revenue of $40 million. Electric operating revenue increased due to higher retail revenue of $79 million and higher wholesale and other revenue of $18 million. Electric retail revenue increased primarily due to higher retail volumes of $41 million and higher recoveries through adjustment clauses of $38 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit). Electric retail customer volumes increased 6.0%, primarily due to higher customer usage. Electric wholesale and other revenue increased primarily due to higher average wholesale prices of $26 million, partially offset by lower wholesale volumes of $8 million. Natural gas operating revenue increased primarily due to higher energy-related rates of $38 million (fully offset in cost of sales) from a higher average per-unit cost of natural gas sold.

Earnings increased $34 million for the first six months of 2026 compared to 2025, primarily due to higher electric utility margin of $34 million and lower operations and maintenance expense of $11 million, partially offset by higher interest expense of $10 million. Electric utility margin increased primarily due to higher retail and wholesale revenues and lower thermal generation costs, partially offset by higher purchased electricity costs. Operations and maintenance expense decreased mainly due to lower general and plant maintenance costs. Interest expense increased largely due to higher average outstanding long-term debt balances.

NV Energy

Operating revenue increased $120 million for the second quarter of 2026 compared to 2025, primarily due to higher electric operating revenue of $123 million. Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $46 million, increased base rates of $38 million at Nevada Power, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings of $20 million and higher customer volumes of $11 million. Electric retail customer volumes increased 4.4%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers.

Earnings increased $55 million for the second quarter of 2026 compared to 2025, primarily due to higher electric utility margin of $73 million and increased allowances for borrowed and equity funds of $24 million, partially offset by higher operations and maintenance expense of $15 million, increased depreciation and amortization expense of $13 million and higher interest expense of $11 million. Electric utility margin increased primarily due to increased base rates at Nevada Power, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher retail volumes. Operations and maintenance expenses increased primarily due to higher administrative costs and increased insurance premiums. Depreciation and amortization expense increased primarily due to additional assets placed in-service. Interest expense increased mainly due to higher average outstanding long-term debt balances.

Operating revenue increased $168 million for the first six months of 2026 compared to 2025, primarily due to higher electric operating revenue of $182 million, partially offset by lower natural gas operating revenue of $17 million, largely due to lower energy-related rates (fully offset in costs of sales) from a lower average per-unit cost of natural gas sold. Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $71 million, increased base rates of $56 million at Nevada Power, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings of $20 million and higher customer volumes of $18 million. Electric retail customer volumes increased 4.3%, primarily due to higher customer usage, the favorable impact of weather and an increase in the average number of customers.

Earnings increased $76 million for the first six months of 2026 compared to 2025, primarily due to higher electric utility margin of $107 million and increased allowances for borrowed and equity funds of $48 million, partially offset by higher operations and maintenance expense of $38 million, increased depreciation and amortization expense of $23 million and higher interest expense of $17 million. Electric utility margin increased primarily due to higher base rates at Nevada Power, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher retail volumes. Operations and maintenance expenses increased primarily due to higher administrative costs and increased insurance premiums. Depreciation and amortization expense increased primarily due to additional assets placed in-service. Interest expense increased mainly due to higher average outstanding long-term debt balances.

Northern Powergrid

Operating revenue increased $22 million for the second quarter of 2026 compared to 2025, primarily due to higher distribution revenue of $23 million. Distribution revenue increased primarily due to higher tariff rates driven by the impacts of inflation. Units distributed increased 1.8% mainly due to higher customer usage.

Earnings decreased $26 million for the second quarter of 2026 compared to 2025, primarily due to higher income tax expense from prior year utilization of tax losses from the upstream gas exploration and production business of $19 million, higher distribution-related operating and depreciation costs and increased interest expense of $9 million, partially offset by higher distribution revenue. Interest expense increased mainly due to higher average outstanding long-term debt balances.

Operating revenue decreased $68 million for the first six months of 2026 compared to 2025, primarily due to lower distribution revenue of $82 million, partially offset by $26 million from the weaker U.S. dollar. Distribution revenue decreased primarily due to higher revenue driven by the inflation adjustment mechanism in the first quarter of 2025. Units distributed increased 0.7% mainly due to higher customer usage.

Earnings decreased $108 million for the first six months of 2026 compared to 2025, primarily due to higher distribution revenue in the first quarter of 2025 driven by the inflation adjustment mechanism, higher interest expense of $25 million, increased distribution-related operating and depreciation costs and higher income tax expense from prior year utilization of tax losses from the upstream gas exploration and production business of $13 million. Interest expense increased mainly due to higher average outstanding long-term debt balances.

BHE Pipeline Group

Operating revenue increased $128 million for the second quarter of 2026 compared to 2025, primarily due to higher operating revenue of $76 million at Northern Natural Gas and higher operating revenue of $42 million at BHE GT&S. The increase in operating revenue at Northern Natural Gas was primarily due to higher transportation revenue in the Field Area of $48 million, largely from higher variable rates, the impacts of a general rate case of $20 million and higher gas sales of $10 million (largely offset in cost of sales) from system balancing activities. The increase in operating revenue at BHE GT&S was primarily due to favorable variable revenues at Cove Point of $20 million, higher regulated gas transmission and storage services revenue of $11 million, largely from additional capacity contracts, and an increase in variable revenue related to natural gas storage park and loan activity of $6 million at EGTS.

Earnings increased $59 million for the second quarter of 2026 compared to 2025, primarily due to higher earnings of $43 million at Northern Natural Gas and higher earnings of $16 million at BHE GT&S. The increase at Northern Natural Gas was primarily due to higher transportation revenues, partially offset by higher depreciation and amortization expense of $5 million from additional assets placed in-service. The increase at BHE GT&S was primarily due to favorable variable revenue at Cove Point and higher regulated gas transmission and storage services revenue.

Operating revenue increased $328 million for the first six months of 2026 compared to 2025, primarily due to higher operating revenue of $191 million at Northern Natural Gas and higher operating revenue of $118 million at BHE GT&S. The increase in operating revenue at Northern Natural Gas was primarily due to the impacts of a general rate case of $90 million, higher transportation revenue in the Field Area of $83 million, largely from higher variable rates, and higher gas sales of $13 million from system balancing activities. The increase in operating revenue at BHE GT&S was primarily due to favorable variable revenue at Cove Point of $79 million, largely due to higher volumes and higher prices from extremely cold weather in the first quarter of 2026, higher regulated gas transmission and storage services revenue of $14 million, largely from additional capacity contracts, and an increase in variable revenue related to natural gas storage park and loan activity of $10 million at EGTS.

Earnings increased $177 million for the first six months of 2026 compared to 2025, primarily due to higher earnings of $123 million at Northern Natural Gas and higher earnings of $52 million at BHE GT&S. The increase at Northern Natural Gas was primarily due to higher transportation revenues and higher margin on gas sales of $12 million from system balancing activities, partially offset by higher depreciation and amortization expense of $11 million from additional assets placed in-service. The increase at BHE GT&S was primarily due to favorable variable revenue at Cove Point, a gain from the initial conveyance of development rights under one of its natural gas storage fields at EGTS of $16 million, higher regulated gas transmission and storage services revenue and an increase in variable revenue related to natural gas storage park and loan activity at EGTS, partially offset by higher operations and maintenance expense of $18 million, largely due to increased plant operations and maintenance costs, and decreased interest and dividend income of $9 million.

BHE Transmission

Operating revenue increased $4 million for the second quarter of 2026 compared to 2025, primarily due to $8 million of higher revenue from non-regulated wind-powered generating facilities from higher generation and pricing, partially offset by lower costs recovered in operating revenue at AltaLink of $7 million.
Earnings decreased $6 million for the second quarter of 2026 compared to 2025, primarily due to the disallowance of certain wildfire costs at AltaLink.

Operating revenue increased $8 million for the first six months of 2026 compared to 2025, primarily due to $7 million from the weaker U.S. dollar.

Earnings decreased $4 million for the first six months of 2026 compared to 2025, primarily due to the disallowance of certain wildfire costs at AltaLink.

BHE Renewables

Operating revenue increased $12 million for the second quarter of 2026 compared to 2025, primarily due to higher solar revenue from higher generation.

Earnings increased $20 million for the second quarter of 2026 compared to 2025, primarily due to higher solar earnings of $23 million largely due to higher generation, partially offset by lower wind earnings of $3 million. Wind earnings decreased due to lower earnings from the tax equity investment portfolio of $7 million largely due to timing of equity earnings, partially offset by higher earnings from owned projects of $4 million, mainly from lower interest expense due to lower average outstanding long-term debt balances.

Operating revenue was unchanged for the first six months of 2026 compared to 2025, primarily due to lower electric and natural gas retail energy services revenue of $25 million and lower wind revenue of $18 million, partially offset by higher natural gas and geothermal revenue of $31 million, from higher natural gas pricing and higher geothermal generation, and higher solar revenue of $11 million from higher generation and pricing. Wind revenue decreased due to lower generation and unfavorable changes in the valuation of certain derivative contracts.

Earnings increased $8 million for the first six months of 2026 compared to 2025, primarily due to higher geothermal and natural gas earnings of $36 million from lower maintenance costs, higher natural gas pricing and higher geothermal generation, higher solar earnings of $24 million largely due to higher generation and pricing, partially offset by lower wind earnings of $46 million. Wind earnings decreased due to lower earnings from the tax equity investment portfolio of $28 million, largely due to timing of equity earnings and lower PTCs of $13 million, and lower earnings from owned projects of $18 million primarily from lower revenue.

HomeServices

Operating revenue increased $9 million for the second quarter of 2026 compared to 2025, primarily due to higher brokerage and settlement services revenue from a 2% increase in average sales price.

Earnings decreased $25 million for the second quarter of 2026 compared to 2025, primarily due to an after-tax charge of $22 million associated with a settlement reached in the ongoing real estate industry litigation matters.

Operating revenue increased $11 million for the first six months of 2026 compared to 2025, primarily due to higher mortgage, franchise and other revenue.

Earnings decreased $22 million for the first six months of 2026 compared to 2025, primarily due to an after-tax charge of $22 million associated with a settlement reached in the ongoing real estate industry litigation matters.

BHE and Other

Earnings increased $4 million for the second quarter of 2026 compared to 2025, primarily due to favorable consolidated income tax adjustments of $16 million, lower interest expense of $9 million largely due to lower average outstanding long-term debt balances and favorable changes in the cash surrender value of corporate-owned life insurance policies of $7 million, partially offset by $24 million of lower federal income tax credits recognized on a consolidated basis.

Earnings decreased $26 million for the first six months of 2026 compared to 2025, primarily due to the $87 million after-tax gain recognized in 2025 related to the Company's investment in BYD Company Limited, partially offset by $24 million of higher federal income tax credits recognized on a consolidated basis, lower interest expense of $18 million largely due to lower average outstanding long-term debt balances, favorable consolidated income tax adjustments of $14 million and favorable changes in the cash surrender value of corporate-owned life insurance policies of $6 million.

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

As of June 30, 2026, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada	HomeServices	Other	Total

Cash and cash equivalents(1)	$122	$2,075	$681	$367	$40	$138	$312	$337	$4,072

Credit facilities(2)(3)	3,500	3,000	1,509	1,000	376	863	1,600	—	11,848
Less:
Short-term debt	—	—	—	—	(236)	(309)	(829)	—	(1,374)
Tax-exempt bond support and letters of credit	—	—	(258)	—	—	(6)	—	—	(264)
Net credit facilities	3,500	3,000	1,251	1,000	140	548	771	—	10,210

Total net liquidity	$3,622	$5,075	$1,932	$1,367	$180	$686	$1,083	$337	$14,282
Credit facilities:
Maturity dates	2029	2029	2027, 2029	2029	2026, 2028	2028, 2029, 2030	2026, 2027, 2030

(1)Excludes a $245 million U.S. Treasury Bill at PacifiCorp included in investments and restricted cash and cash equivalents on the Consolidated Balance Sheets.
(2)Includes $110 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.
(3)Includes $211 million of temporary short-term credit facility capacity at AltaLink, providing additional support for the unsecured commercial paper program, which was used to fund the maturity of C$350 million of long-term debt in May 2026. In July 2026, the commercial paper borrowed was repaid and the $211 million short-term credit facility was terminated.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025, were $4.7 billion and $4.3 billion, respectively. The increase was primarily due to higher income tax receipts and favorable operating results, partially offset by higher wildfire liability settlement payments.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025, were $(5.1) billion and $(4.1) billion, respectively. The change was primarily due to lower proceeds from sales of BYD Company Limited common stock of $525 million, higher capital expenditures of $376 million and higher net purchases of U.S. Treasury Bills of $207 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2026, was $2,806 million. Sources of cash totaled $4.8 billion and consisted mainly of proceeds from subsidiary debt issuances of $4.6 billion, primarily at PacifiCorp. Uses of cash totaled $2.0 billion and consisted mainly of repayments of subsidiary debt of $1.3 billion, net repayments of short-term debt of $609 million, and distributions to noncontrolling interests of $115 million.

For a discussion of recent financing transactions, refer to Notes 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the six-month period ended June 30, 2025, was $0.6 billion. Sources of cash totaled $3.2 billion and consisted of proceeds from subsidiary debt issuances of $2.7 billion and net proceeds from short-term debt of $551 million. Uses of cash totaled $2.6 billion and consisted mainly repayments of BHE senior debt of $1.7 billion, preferred stock redemptions of $481 million and repayments of subsidiary debt of $388 million.

Letters of Credit

In April 2026, PacifiCorp entered into a $2.55 billion letter of credit agreement, effective May 18, 2026, under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case. Refer to Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding this arrangement.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026
Capital expenditures by business:
PacifiCorp	$1,406	$1,443	$2,888
MidAmerican Funding	740	888	2,530
NV Energy	1,146	1,395	3,212
Northern Powergrid	328	347	839
BHE Pipeline Group	454	479	1,370
BHE Transmission	182	173	377
BHE Renewables	220	249	407
HomeServices	3	9	34
BHE and Other(1)	94	(34)	(19)
Total	$4,573	$4,949	$11,638

Capital expenditures by type:
Electric distribution	$1,182	$1,196	$2,791
Electric transmission	887	963	2,635
Natural gas transmission and storage	335	458	1,260
Solar generation	220	258	730
Wind generation	329	242	728
Wildfire prevention	383	309	601
Electric battery storage	103	139	236
Other	1,134	1,384	2,657
Total	$4,573	$4,949	$11,638
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
•Electric transmission includes both growth and operating expenditures. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects costs associated with major transmission projects totaling $180 million and $91 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2032 totals $250 million for the remainder of 2026.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $402 million and $347 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $759 million for the remainder of 2026.

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
•Solar generation and electric battery storage include growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy totaling $60 million and $1 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending totals $252 million for the remainder of 2026.
◦Construction at the Nevada Utilities of a 400-MW solar photovoltaic facility with an additional 400 MWs of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% for Nevada Power and 90% for Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026. Spending for the solar-powered generating facilities totaled $31 million and $163 million, respectively, while spending for the co-located battery storage totaled $118 million and $30 million, respectively, for the six-month periods ended June 30, 2026 and 2025. Planned spending for the solar-powered generating facility totals $50 million for the remainder of 2026.
◦Construction at BHE Renewables of a 48-MW solar photovoltaic facility with an additional 46 MWs of co-located battery storage that is being developed in Kern County, California, with commercial operation expected in 2026 and a 106-MW solar photovoltaic facility with an additional 20 MWs of co-located battery storage located in Jackson County, West Virginia, with commercial operations expected to be complete in 2027. Spending for the solar-powered generating facilities totaled $16 million and $32 million, respectively, while spending for the co-located battery storage totaled $11 million and $36 million, respectively, for the six-month periods ended June 30, 2026 and 2025. Planned spending for the solar-powered generating facilities and co-located battery storage total $70 million and $33 million, respectively, for the remainder of 2026.
◦Construction at BHE Montana of a 130-MW solar photovoltaic facility with commercial operation expected in 2026 and a 75 MWs of battery storage that was put into service in January 2026 located in Glacier and Toole Counties in Montana and Ethridge, Montana, respectively. Spending for the solar-powered generating facilities totaled $62 million and $1 million, respectively, while spending for the co-located battery storage totaled $10 million and $36 million, respectively, for the six-month periods ended June 30, 2026 and 2025. Planned spending for the solar-powered generating facility totals $96 million for the remainder of 2026.
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $2 million and $124 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $43 million for the remainder of 2026.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $180 million and $85 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the repowering of wind-powered generating facilities totals $395 million for the remainder of 2026. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Wildfire prevention includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $281 million and $365 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $209 million for the remainder of 2026, and is comprised of reducing wildfire risk in the fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors, replacing traditional fuses with non-expulsion fuses and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.

◦Expenditures at the Nevada Utilities totaling $24 million and $14 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $73 million for the remainder of 2026, and is comprised of projects included in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of June 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 6 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive regulation. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, and new regulatory matters occurring in 2026.

PacifiCorp

Utah

In May 2024, PacifiCorp filed its EBA application to recover deferred net power costs from 2023. In June 2024, the UPSC approved an interim rate increase of $256 million, or 11.6%, effective July 1, 2024, allowing for recovery of $432 million of deferred net power costs. In February 2025, the UPSC issued a final order reducing the total final EBA recovery by $24 million, primarily for costs related to the Washington Cap and Invest program. In March 2025, PacifiCorp filed a request for review or rehearing regarding the disallowed costs that was denied by the UPSC in April 2025. After the UPSC denied the rehearing, PacifiCorp filed for review with the Utah Supreme Court. Refer to the June 2026 Utah joint settlement agreement below.

In June 2024, PacifiCorp filed a general rate case requesting a rate increase and subsequently filed an amended application and updated testimony requesting a revised rate increase of $330 million, or 14.0%, effective February 23, 2025. In April 2025, the UPSC issued a final order approving a rate increase of $87 million, or 3.7%, effective April 25, 2025. In May 2025, PacifiCorp filed a request for rehearing that the UPSC denied in June 2025, except for a partial reconsideration of a mathematical error that granted an additional $7 million related to excess liability insurance premiums. PacifiCorp filed for review of these decisions with the Utah Supreme Court. Refer to the June 2026 Utah joint settlement agreement below.

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

In May 2026, PacifiCorp filed its EBA application to recover deferred net power costs from 2025. The filing requests a rate decrease of $375 million, or 12.5%, to be effective on an interim basis on July 1, 2026. In June 2026, the UPSC approved the interim rate change, effective July 1, 2026.

In June 2026, PacifiCorp reached a joint settlement subject to the UPSC's approval resolving all matters in the above-mentioned consolidated appeals at the Utah Supreme Court. The joint settlement agreement, if approved, will, among other things: (i) result in an annual rate increase of $93 million subject to sharing under an asymmetrical earnings test; (ii) require PacifiCorp to invest $2 billion in infrastructure projects located in Utah through December 31, 2028; and (iii) require PacifiCorp to not file a general rate case with a rate effective date prior to January 1, 2029. In July 2026, the UPSC approved the joint settlement and in August 2026, PacifiCorp made the compliance filing to make rates effective August 10, 2026.

Oregon

In April 2025, PacifiCorp filed a renewable adjustment clause application with the OPUC to recover the full costs of certain wind‑powered generating facilities and associated transmission lines that are being only partially recovered as a result of the December 2024 general rate case order or that were placed into service subsequent to the rate effective date of the last general rate case. The application sought a rate increase of $51 million, or 2.5%, effective January 1, 2026. In December 2025, the OPUC approved recovery of the wind-powered generating facilities but not the associated transmission lines, citing that the transmission costs could only be recovered in a general rate case. The filing resulted in a rate increase of $40 million, which is a 2.2% increase for non-residential customers effective January 1, 2026, and a 1.7% increase for residential customers effective April 1, 2026. In February 2026, PacifiCorp filed an application for reconsideration with the OPUC regarding the decision to exclude recovery of the transmission lines that the OPUC denied in March 2026.

In May 2026, PacifiCorp filed a general rate case requesting an overall rate increase of $171 million, or 8.6%. To address near-term financial needs, PacifiCorp requested an interim rate increase effective June 4, 2026, with the remaining increase effective July 15, 2027. If interim rates were denied, PacifiCorp requested the entirety of the rate increase to be effective April 5, 2027. In May 2026, the OPUC denied PacifiCorp's request for interim rates. The general rate case request includes recovery of capital investments, including full recovery of the transmission lines for which recovery was limited in the December 2024 general rate case order, and increased operating and maintenance expenses, including increased insurance premiums.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024, and subsequently filed to update net power costs and increase third-party liability insurance premium costs. In November 2023, the WPSC approved a rate increase of $54 million, or 8.3%, effective January 1, 2024. In January 2024, PacifiCorp filed an application for rehearing of multiple items, including the WPSC's adjustment to net power costs related to third-party wholesale reserves and costs associated with the Washington Cap and Invest program. In an April 2024 open meeting, the WPSC denied rehearing, and PacifiCorp pursued review in both federal and Wyoming state courts. In September 2025, the U.S. District Court for the District of Wyoming ruled that WPSC's net power costs adjustment intruded on the FERC's jurisdiction over third-party wholesale reserves, and the WPSC subsequently appealed the ruling to the Tenth Circuit Court of Appeals. In July 2026, the District Court for the First Judicial District of Wyoming affirmed the WPSC disallowance of costs associated with the Washington Cap and Invest program.

In January 2026, PacifiCorp filed an application to establish a temporary balancing account to track the excess liability insurance premium expenses currently included in rates and 80% of the cost of claims and outside legal defense costs related to wildfires that occur in Wyoming while pursuing a self-insurance reserve fund for wildfire liability. The WPSC approved the application in May 2026.

In April 2026, PacifiCorp filed its energy cost adjustment mechanism and renewable energy credit and sulfur dioxide revenue credit mechanism combined application to recover deferred net power costs from 2025. The filing requests a rate decrease of $51 million, or 6.0%, to be effective on an interim basis on July 1, 2026. In June 2026, the WPSC approved the interim rate change, effective July 1, 2026.

In May 2026, PacifiCorp filed a general rate case requesting a two-step rate increase of $70 million, or 8.8%. The request seeks an increase of $68 million, of 8.5%, effective March 15, 2027, and a second increase of $2 million, or 0.3%, effective April 1, 2027, dependent on the approval of the Washington service area transfer discussed below. If the Washington service area transfer is approved, the new rates will capture the impacts of the sale due to changes in allocation factors and any sharing of the excess of the value of the amount received over the net assets to be sold. The request includes recovery of capital investments and increased net power costs. The general rate case also requests revisions to the energy cost adjustment mechanism to allow for quarterly updates and funding for a wildfire self-insurance reserve fund.

Idaho

In January 2026, PacifiCorp filed an application to establish a temporary balancing account to track the excess liability insurance premium expenses currently included in rates and 80% of the cost of claims and outside legal defense costs related to wildfires that occur in Idaho while pursuing a self-insurance reserve fund for wildfire liability. The IPUC approved the application in April 2026.

California

In September 2024, PacifiCorp filed to recover costs associated with an event that occurred in 2023 recorded in the catastrophic events memorandum account requesting recovery of $30 million over a two-year period, resulting in an annual rate increase of $15 million, or 10.2%, effective March 1, 2025. In August 2025, parties filed a motion for the CPUC to adopt a joint settlement agreement for $29 million amortized over three years. In June 2026, the CPUC approved the joint settlement, and on July 10, 2026, PacifiCorp made the compliance filing to make the catastrophic events memorandum account rate increase effective.

In June 2025, the CPUC issued a proposed administrative enforcement order against PacifiCorp for its 2020 wildfire mitigation plan compliance. The order alleges that PacifiCorp did not meet targets in the approved wildfire mitigation plan and did not provide sufficient data to support PacifiCorp's compliance or corrective actions. The order proposes a $27 million penalty. In July 2025, PacifiCorp filed a request for hearing which was originally scheduled to take place in May 2026. However, due to scheduling issues, hearings began in June 2026 and will continue through November 2026.

In February 2026, PacifiCorp filed an application to recover over $340 million associated with the wildfire expense memorandum account representing claims costs paid and legal expense incurred to resolve third-party claims arising from the California portion of the Slater Fire and the 2022 McKinney Fire.

FERC

PacifiCorp's wholesale transmission rates are set annually using formula rates approved by the FERC and are updated annually. In May 2024, PacifiCorp published the 2024 annual update of its transmission formula rate in FERC Docket No. ER24-2004-000 pursuant to its formula rate implementation protocols. The 2024 formula rate update included the impacts of approximately $1,677 million of accrued losses, net of expected insurance recoveries associated with the Wildfires recognized during the year ended December 31, 2023, among other adjustments. In June 2025, several PacifiCorp transmission customers filed formal challenges with the FERC, largely seeking to disallow PacifiCorp's recovery of the portion of losses associated with the Wildfires allocable to transmission customers through the formula rate and other, less substantive expenses. Subsequently in 2025, PacifiCorp and those transmission customers filed responses with the FERC. In April 2026, PacifiCorp filed a motion to lodge the Oregon Court of Appeals opinion reversing and remanding the James liability verdict. PacifiCorp will continue to utilize the FERC-established process to resolve all outstanding issues related to its 2024 annual update. The matter is pending before the FERC.

In May 2025, PacifiCorp published the 2025 annual update of its transmission formula rate in FERC Docket No. ER25-2221-000, which included the impacts of approximately $346 million of accrued losses associated with the Wildfires recognized during the year ended December 31, 2024, among other adjustments. In January 2026, several PacifiCorp transmission customers lodged preliminary challenges to the 2025 formula rate update, and in June 2026, those transmission customers filed formal challenges with the FERC. PacifiCorp will utilize the FERC-established process to resolve outstanding issues related to its 2025 annual update. The matter is pending before the FERC.

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

Sale of Washington Service Area and Certain Washington-based Assets

In March and April 2026, PacifiCorp filed applications and supporting testimony with the UPSC, the OPUC, the WPSC, the WUTC, the IPUC and the CPUC for authority to sell PacifiCorp's Washington service area and certain Washington-based generation, transmission and distribution assets, as applicable, to Portland General Electric Company and its affiliate Gem Sub LLC. The WUTC application was filed jointly with the buyer, committing to provide $84 million of rate credits to Washington customers to help offset the incremental costs of a temporary power purchase agreement between PacifiCorp and Gem Sub LLC that will support system reliability and continuity of operations following the close of the transaction and to address the change in rate base associated with the transaction. In the filings, PacifiCorp proposes to assign customers a portion of each state's allocated share of the amount received in excess of the value of the net assets to be sold. PacifiCorp has requested each commission's approval by March 1, 2027. In July 2026, PacifiCorp and Portland General Electric filed for approval from the FERC under certain requirements of the Federal Power Act, requesting an order by December 15, 2026. Refer to Note 3 of the Notes to Consolidated Financial Statements of Berkshire Hathaway Energy in Part I, Item 1 of this Form 10-Q, and to Note 3 of the Notes to Consolidated Financial Statements of PacifiCorp in Part I, Item 1 of this Form 10-Q for additional information regarding the transaction.

MidAmerican Energy

Illinois

In March 2026, MidAmerican Energy filed a request with the ICC seeking an increase in its Illinois retail electric rates based on a future test year. If approved as filed, the request would increase annual revenues by approximately $41 million, or 26.0%. The filing includes recovery of investments related to system reliability, new systems and technologies, and compliance with evolving safety and regulatory standards. MidAmerican Energy has requested that any approved increase be phased in over a two-year period. The filing also proposes a revenue adjustment mechanism intended to reduce revenue volatility associated with weather and usage variability. The outcome and timing of the proceeding are subject to ICC review and approval and could differ materially from MidAmerican Energy's request.

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

Iowa

In July 2026, MidAmerican Energy filed a request with the IUC seeking an increase in its Iowa natural gas delivery rates based on a future test year. If approved as filed, the request would increase annual revenues by approximately $55 million, or 9.7%. The filing includes recovery of investments related to system reliability, new systems and technologies, and compliance with evolving safety and regulatory standards. As allowed by Iowa law, MidAmerican Energy will implement a temporary natural gas delivery rate increase of approximately $44 million, or 7.7% of total annual revenue in July 2026. The filing also proposes a revenue adjustment mechanism intended to reduce revenue volatility associated with weather and usage variability. The outcome and timing of the proceeding are subject to IUC review and approval and could differ materially from MidAmerican Energy's request.

NV Energy (Nevada Power and Sierra Pacific)

Wildfire Self-Insurance Policy Filing

In January 2025, the Nevada Utilities filed applications for approval of the establishment and associated cost recovery of a Wildfire Self-Insurance Policy. The applications request that the PUCN issue an order determining that it is reasonable and prudent for the Nevada Utilities to establish a $500 million wildfire self-insurance policy (the "Policy") in order to have additional wildfire liability insurance in place in the event that a catastrophic wildfire in Nevada is alleged to be caused or exacerbated by the utility equipment. The Policy would provide $500 million in additional coverage for the Nevada Utilities for third-party claims, and it would be in excess to the commercial wildfire liability insurance the Nevada Utilities possess. In addition, the applications request approval to collect the costs for the Policy in rates over a ten-year period. Hearings before the Commission concluded in June 2025. In July 2025, the PUCN issued an order that approved the application in part and denied the application in part. The PUCN found that $1.0-$1.5 billion in insurance coverage is a prudent range for the Nevada Utilities based on its wildfire risk profile and that the Nevada Utilities sufficiently supported its initial request for an additional $500 million of excess insurance. However, the PUCN also determined that additional information is necessary to assess whether the self-insurance policy proposed by the Nevada Utilities is prudent under the circumstances and reasonable considering other options, if any. The Nevada Utilities filed the additional information requested by the PUCN in October 2025. In June 2026, a hearing was held to assess the prudency of self-insurance. On July 28, 2026, the PUCN voted to approve a modified Policy. As approved by the Commission, the modified Policy provides $275 million of additional coverage. The modified Policy includes a $25 million deductible and a 10 percent coinsurance requirement, both of which are nonrecoverable expenses. In addition, the order authorizes recovery of $180 million through rates over a ten-year period, requiring the Nevada Utilities to provide $45 million of nonrecoverable contributions to a captive insurance company.

Petition for Authority to Defer Specific Wildfire Insurance Premium Payments

In March 2026, the Nevada Utilities filed a petition requesting PUCN authorization to defer expenses associated with premium payments for a new property-damage-only excess wildfire liability insurance policy. On July 28, 2026, the PUCN voted to grant the petition.

Natural Disaster Protection Plan (NDPP)

In February 2026, the Nevada Utilities filed with the PUCN a joint application for approval of their Joint Natural Disaster Protection Plan for the period 2027-2029. The plan outlines proposed investments and initiatives of approximately $410 million for 2027 through 2029 to mitigate wildfire and other natural disaster risks, strengthen system reliability, and build a more resilient energy future. The plan prioritizes public safety, long-term risk reduction, rapid response and greater resilience for customers and the communities the company serves. The Natural Disaster Protection Plan details the Nevada Utilities' proposals and programs across several key areas to include: risk-based decision-making, situational awareness, operational practices and emergency response, inspections and corrections, vegetation management, system hardening, and community engagement. These efforts are designed to help the Nevada Utilities mitigate wildfire and other natural disaster risks, strengthen system reliability and continue building a more resilient energy future for Nevada. A hearing on the joint application is scheduled for August 2026. In May 2026, the PUCN issued an Amended Notice of Hearing; the hearing is scheduled for September 2026.

Northern Powergrid

Northern Powergrid is currently working on its business plan for the five-year RIIO-ED3 price control, which will become effective April 1, 2028, based on guidance published by Ofgem in May 2026. Northern Powergrid will be required to submit its final business plan in November 2026, ahead of Ofgem's Final Determination scheduled for December 2027.

BHE Pipeline Group

BHE GT&S

In June 2026, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective August 1, 2026. EGTS' current rates were established by a 2022 settlement. EGTS proposed an annual cost-of-service of approximately $1.2 billion, and requested increases in various rates, including general system transportation rates by 43% and general system storage rates by 37%. In July 2026, the FERC issued an order that accepted the August 1, 2026 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until January 1, 2027, subject to refund and the outcome of hearing procedures. This matter is pending.

Northern Natural Gas

In July 2025, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.6 billion. This is an increase of $286 million above the cost-of-service filed in its 2022 rate case of $1.3 billion, largely due to higher depreciation expense and return allowance of $165 million from increased rate base and an increase in depreciation and negative salvage rates, and increased operations and maintenance expenses of $96 million. Northern Natural Gas requested increases in various rates, including transportation and storage reservation rates. In January 2026, the FERC approved Northern Natural Gas' filing to implement interim rates effective January 1, 2026, subject to refund and the outcome of hearing procedures. In March 2026, a settlement agreement supported by a vast majority of participating parties was filed with the FERC to resolve all pending issues in the rate case; however, certain other parties, none of which hold long-term firm capacity on Northern's system, have contested the settlement agreement. The settlement agreement provides for increased Market Area transportation reservation rates of 30%, increased Field Area transportation reservation rates of 37%, and increased storage reservation rates of 13% from the rates that were in effect in 2025. The settlement also provides for a moratorium on Section 4 and Section 5 rate actions until July 1, 2027. The settlement rates were implemented on an interim basis effective February 1, 2026, and Northern Natural Gas' provision for rate refunds for January 2026 totaled $27 million. In June 2026, the presiding administrative law judge severed the contesting parties from the settlement, certified the settlement to the FERC as uncontested, and recommended that the FERC conclude the partial uncontested settlement is fair, reasonable and in the public interest. In July 2026, a revised procedural schedule to resolve contested issues was adopted and rates applicable to the contesting parties were established. Pursuant to the revised procedural schedule, the hearing must be convened by December 2026, and an initial decision is due in February 2027. Each of the contesting parties has subsequently filed a notice withdrawing their opposition to the settlement.

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

In June 2026, the AUC approved AltaLink's 2026-2027 GTA compliance filing as filed. The AUC will finalize AltaLink's 2026-2027 transmission tariff in due course, following the outcome of the 2025 Extreme Weather Events Self-Insurance Application proceeding which is anticipated in the fourth quarter of 2026.

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

Environmental Deregulation

On March 12, 2025, the EPA announced a significant deregulatory effort focused on climate change and measures that impact the energy sector. At the core of the deregulatory effort is the plan to reconsider the EPA's 2009 endangerment finding on greenhouse gases. That finding gives the EPA its authority to regulate greenhouse gas emissions by finding they threaten public health. Because the endangerment finding underpins most climate rules, rewriting the scientific finding can streamline the process of undoing those rules for power plants, motor vehicles and other sectors. In addition to the endangerment finding, the EPA announced it will review the following rules and policies relevant to the Registrants: greenhouse gas standards for power plants; methane standards for the oil and natural gas sector; greenhouse gas reporting rule; mercury and air toxics standards; steam electric effluent limitation guidelines; oil and natural gas effluent limitation guidelines; risk management program; hydrofluorocarbon phase-out rule; National Ambient Air Quality Standards for fine particulate matter; regional haze program; state and tribal implementation plans for a variety of air quality rules; exceptional events policy; coal combustion residuals rule; and the definition of waters of the U.S. The EPA has taken the following actions to implement the announcement:

•On February 19, 2026, the EPA released its final rule repealing the 2024 amendments to the Mercury and Air Toxics Standards, specifically addressing the residual risk and technology review that informed the amendments. The final rule repeals the filterable particulate matter emission standard as a surrogate for non-mercury hazardous air pollutants; the requirement to use continuous emission monitoring systems for measuring and reporting particulate matter emissions; and the mercury emissions standard for existing lignite-fueled electric generating units. The rescission of the filterable particulate matter emission standard and the requirement to use continuous emission monitoring systems reduces regulatory impacts for facilities at MidAmerican Energy and PacifiCorp. The repeal of the 2024 amendments reverts the Mercury and Air Toxics Standards to the 2012 requirements of the rule. The final repeal rule has been challenged in the D.C. Circuit by environmental and health groups, 22 states and other parties. Until litigation is completed, impacts on the relevant Registrants cannot be determined.
•On June 8, 2026, the EPA proposed revisions to a Federal Implementation Plan addressing regional haze in Wyoming to remove a requirement that Dave Johnston Unit 3 shut down by December 31, 2027. The action also revises the NOx Best Available Control Technology determination for the unit that incorporates an emissions limit that reflects the installation of NOx controls on that unit in 2010. Until rulemaking is completed, impacts on the relevant Registrants cannot be determined.

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

On April 9, 2026, the EPA released a proposal to amend the legacy CCR rule promulgated in 2024. The EPA proposed to revise the rule by exempting CCR dewatering structures; modifying the legacy CCR surface impoundment deferral criteria; eliminating the CCR management unit provisions; establishing new site-specific compliance pathway considerations for permitting groundwater monitoring points of compliance, corrective action cleanup levels, closure performance standards, closure timelines and CCR extraction for beneficial use during post-closure care; revising the definition of beneficial use; proposing a definition of CCR storage pile; and excluding specific beneficial uses from federal CCR regulations. As an alternative to full rescission of the CCR management unit provisions, the EPA also sought comment on several alternative approaches that would modify the definition and applicability of CCR management unit and the rule's associated requirements. The EPA accepted comments on the proposed amendments through June 29, 2026. On June 9, 2026, the EPA also reopened the public comment period for the 2020 proposed rule regarding a federal CCR permit program. That rule would require owners and operators of CCR surface impoundments and landfills to obtain federal CCR permits for units located in a state without an EPA-approved state CCR permit program. The EPA will accept public comments on the federal CCR permit program through July 29, 2026. On July 14, 2026, the EPA solicited public input on an advanced notice of proposed rulemaking as it considers whether a general permit program could be developed to allow facilities to temporarily obtain permit coverage until an individual permit issued by the EPA or an approved state CCR permit program is in effect. The EPA will accept comments on a potential general permit program through October 12, 2026. Until rulemaking is completed and litigation completed, impacts on the relevant Registrants cannot be determined.

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

Federal Permitting Moratoria for Renewable Energy

On January 20, 2025, the Trump Administration released a Presidential Memorandum temporarily placing a halt on offshore wind leasing and on federal permitting for onshore wind facilities. The memorandum calls for a "temporary cessation and immediate review" of federal wind permitting for onshore wind. This directive covers "new or renewed approvals, rights of way, permits, leases, or loans for onshore or offshore wind projects" pending the completion of a comprehensive assessment and review of federal wind leasing and permitting practices. The memorandum does not provide a timeline for the Secretary of the Interior to complete its review. It also does not provide any guidance on the alleged deficiencies in the permitting process that are to be addressed. Between January and August 2025, the U.S. Department of Interior ("DOI') issued a number of orders to implement the Presidential Memorandum and enact a significant federal policy shift concerning renewable energy. Seventeen states, the District of Columbia, and the Alliance for Clean Energy New York challenged the Presidential Memorandum in U.S. District Court for the District of Massachusetts. On December 8, 2025, the court found the memorandum to be arbitrary and capricious and contrary to law and directed that it be vacated in full, meaning the ruling applies nationwide. However, the various directives issued by federal agencies limiting access to federal permits or increasing the regulatory requirements for wind and solar projects do not rely on the Presidential Memorandum, so the district court's order is not expected to directly affect them. On December 23, 2025, eight regional renewable energy trade associations filed suit in Massachusetts district court challenging six actions by federal agencies that have blocked or curtailed permitting for renewable energy projects and have requested a preliminary injunction of these actions. Applicable to the relevant Registrants, the challenged administrative actions include the DOI's policy requiring review and approval by three of the department's most senior officials for each discretionary action related to wind and solar projects; a memorandum from the Army Corps of Engineers requiring consideration of capacity density when reviewing applications for individual permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act; and the U.S. Fish and Wildlife Service's prohibition on wind facilities obtaining permits authorizing the take of eagles under the Bald and Golden Eagle Protection Act. On April 21, 2026, the U.S. District Court for the District of Massachusetts issued a preliminary injunction blocking implementation of five of the six challenged actions, including the DOI's policy requiring three levels of review for wind and solar projects; the memoranda requiring the DOI and the Army Corps of Engineers to use a new capacity density metric when evaluating wind and solar projects on federal lands; and the DOI action restricting wind and solar projects from using the Fish and Wildlife Service's IPAC website for preliminary environmental screening. The court's order provides plaintiffs' members immediate relief from the administrative actions at issue. The U.S. Government filed a notice of appeal of the preliminary injunction June 17, 2026. Until litigation is completed, impacts on the relevant Registrants cannot be determined.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of June 30, 2026, the related consolidated statements of operations, and changes in shareholders' equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
August 7, 2026

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,068	$73
Trade receivables, net	872	1,032
Other receivables, net	159	212
Inventories	964	920
Regulatory assets	345	669
Prepayments	208	148
Assets held for sale (Note 3)	1,919	—
Other current assets	302	138
Total current assets	6,837	3,192

Property, plant and equipment, net	30,337	31,113
Regulatory assets	1,878	1,891
Other assets	2,221	994

Total assets	$41,273	$37,190
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,346	$1,378
Accrued interest	328	260
Accrued property, income and other taxes	143	96
Accrued employee expenses	138	105
Short-term debt	—	1,000
Current portion of long-term debt	—	100
Regulatory liabilities	70	80
Wildfires liabilities (Note 12)	155	734
Liabilities held for sale (Note 3)	246	—
Other current liabilities	523	529
Total current liabilities	2,949	4,282

Senior debt	16,078	13,193
Junior subordinated debt	1,930	841
Regulatory liabilities	2,440	2,577
Deferred income taxes	3,425	3,274
Finance lease liabilities (Note 6)	1,650	393
Wildfires liabilities (Note 12)	417	427
Other long-term liabilities	971	1,056
Total liabilities	29,860	26,043

Commitments and contingencies (Note 12)

Shareholders' equity:
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	6,944	6,678
Accumulated other comprehensive loss, net	(10)	(10)
Total shareholders' equity	11,413	11,147

Total liabilities and shareholders' equity	$41,273	$37,190
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Operating revenue	$1,801	$1,810	$3,609	$3,578

Operating expenses:
Cost of fuel and energy	640	723	1,395	1,441
Operations and maintenance	474	479	937	903
Depreciation and amortization	315	372	625	671
Property and other taxes	63	60	130	119
Total operating expenses	1,492	1,634	3,087	3,134

Operating income	309	176	522	444

Other income (expense):
Interest expense	(270)	(202)	(497)	(389)
Allowance for borrowed funds	22	24	43	46
Allowance for equity funds	27	31	47	58
Interest and dividend income	42	32	69	60
Other, net	12	11	8	11
Total other income (expense)	(167)	(104)	(330)	(214)

Income before income tax expense (benefit)	142	72	192	230
Income tax expense (benefit)	(53)	(33)	(74)	(52)
Net income	$195	$105	$266	$282
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholders'
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2025	$1	$—	$4,479	$6,216	$(9)	$10,687
Net income	—	—	—	105	—	105
Preferred stock redemption	(1)	—	—	(1)	—	(2)
Balance, June 30, 2025	$—	$—	$4,479	$6,320	$(9)	$10,790

Balance, December 31, 2024	$2	$—	$4,479	$6,040	$(9)	$10,512
Net income	—	—	—	282	—	282
Preferred stock redemption	(2)	—	—	(2)	—	(4)
Balance, June 30, 2025	$—	$—	$4,479	$6,320	$(9)	$10,790

Balance, March 31, 2026	$—	$—	$4,479	$6,749	$(10)	$11,218
Net income	—	—	—	195	—	195
Balance, June 30, 2026	$—	$—	$4,479	$6,944	$(10)	$11,413

Balance, December 31, 2025	$—	$—	$4,479	$6,678	$(10)	$11,147
Net income	—	—	—	266	—	266
Balance, June 30, 2026	$—	$—	$4,479	$6,944	$(10)	$11,413
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$266	$282
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	625	671
Allowance for equity funds	(47)	(58)
Net power cost deferrals	(176)	(150)
Amortization of net power cost deferrals	429	409
Other changes in regulatory assets and liabilities	(9)	(156)
Deferred income taxes and amortization of investment tax credits	125	(14)
Other, net	2	16
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	121	(58)
Inventories	(79)	(65)
Derivative collateral, net	(12)	6
Prepayments	(69)	73
Accrued property, income and other taxes, net	125	58
Accounts payable and other liabilities	116	106
Wildfires insurance receivable	—	98
Wildfires liability	(589)	(155)
Net cash flows from operating activities	828	1,063

Cash flows from investing activities:
Capital expenditures	(1,443)	(1,406)
Purchases of U.S. Treasury Bills	(245)	—
Other, net	10	7
Net cash flows from investing activities	(1,678)	(1,399)

Cash flows from financing activities:
Proceeds from senior debt	2,881	—
Proceeds from junior subordinated debt	1,088	842
Repayments of senior debt	(100)	—
Net repayments of short-term debt	(1,000)	(240)
Repayments of finance leases	(11)	(2)
Redemption of preferred stock	—	(4)
Other, net	(13)	(2)
Net cash flows from financing activities	2,845	594

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,995	258
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	95	61
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,090	$319
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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026. Refer to Note 12 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires." Refer to Note 3 for information regarding assets and liabilities held for sale.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations Topic 818 which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related regulatory obligations. This guidance provides a framework for accounting for environmental credit assets, including those generated, purchased or received and environmental credit obligations. It also requires entities to assess the intended use of environmental credits, and, in certain cases, evaluate such credits for impairment. ASU 2026-02 introduces enhanced annual disclosure requirements related to environmental credits and associated obligations. The guidance is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings. PacifiCorp is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

The Transaction has been approved by PacifiCorp's board of directors but is subject to customary closing conditions including (i) the expiration or termination of the waiting period and other required approvals under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (ii) the receipt of all necessary approvals, waivers and rulings from the Federal Energy Regulatory Commission ("FERC") and each of PacifiCorp's six state public utility commissions. In March and April 2026, PacifiCorp filed for approval of the Transaction and associated disposition of assets with each of its state public utility commissions, requesting approval by March 1, 2027. On July 15, 2026, PacifiCorp filed with the FERC for approval under applicable sections of the Federal Power Act, requesting an order by December 15, 2026. The Transaction is expected to close in the first half of 2027.

The Sale Agreement contains certain termination rights, including if the Transaction is not consummated by August 15, 2027, (subject to a six-month extension to the extent certain regulatory approvals have not been received as of such date), and provides that upon termination of the Sale Agreement under certain specified circumstances, the terminating party would be required to pay the other party a termination fee of $35 million.

As a result of the Transaction, PacifiCorp has presented the associated assets and liabilities as held for sale as of June 30, 2026, on the Consolidated Balance Sheets within current assets and current liabilities due to the expected timing of close of the Transaction. As the Transaction does not represent a strategic shift that will have a major impact on PacifiCorp's operations or financial results based on the scale of PacifiCorp's Washington operations and retail service territory relative to its overall operations and retail service territory, the Transaction does not qualify for presentation as discontinued operations.

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

The assets and liabilities held for sale as presented in Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheets as of June 30, 2026, are as follows:

Assets held for sale:
Trade receivables, net		$109
Property, plant and equipment, net:
Generation	861
Transmission	322
Distribution	756
Intangible plant and other	66
Accumulated depreciation and amortization	(465)
Construction work-in-progress	45
Property, plant and equipment, net		1,585
Regulatory assets		143
Other assets		82
Total assets held for sale		$1,919

Liabilities held for sale:
Regulatory liabilities		$202
Other liabilities		44
Total liabilities held for sale		$246

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$2,068	$73
Restricted cash and cash equivalents included in other current assets	19	19
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$2,090	$95

As of June 30, 2026, PacifiCorp held a $245 million six-month U.S. Treasury Bill included in other current assets on the Consolidated Balance Sheets in addition to the cash and cash equivalents and restricted cash and cash equivalents presented above.

(5)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Generation	15 - 59 years	$14,408	$15,114
Transmission	60 - 90 years	11,508	11,732
Distribution	20 - 75 years	10,941	11,127
Intangible plant and other	2 - 75 years	2,633	2,667
Utility plant in-service		39,490	40,640
Accumulated depreciation and amortization		(12,747)	(12,875)
Utility plant in-service, net		26,743	27,765
Nonregulated, net of accumulated depreciation and amortization	34 - 75 years	18	18
		26,761	27,783
Construction work-in-progress		3,576	3,330
Property, plant and equipment, net		$30,337	$31,113

Government Grants

As of June 30, 2026, and December 31, 2025, approximately $67 million and $50 million, respectively, of federal grant funds reduced additions to property, plant and equipment – net on the Consolidated Balance Sheets. During the six-month periods ended June 30, 2026 and 2025, approximately $3 million and $16 million, respectively, of federal grant funds reduced operating expenses on the Consolidated Statements of Operations.

(6)    Finance Leases

During the six-month period ended June 30, 2026, facilities associated with previously executed energy storage agreements achieved commercial operation, resulting in additional finance lease liabilities as presented below. There were no material changes to PacifiCorp's operating leases during 2026.

The following table summarizes PacifiCorp's finance leases recorded on the Consolidated Balance Sheets (in millions):

	As of
	June 30,	December 31,
	2026	2025
Right-of-use assets:
Finance leases(1)	$1,686	$427

Lease liabilities:
Finance leases(1)	$1,699	$432
(1)Includes amounts associated with energy storage facilities for which the associated costs will be subject to recovery as part of regulated net power costs and PacifiCorp's deferred net power cost mechanisms.

PacifiCorp has the following remaining finance lease commitments as of June 30, 2026 (in millions):

	Finance
	PPAs/Energy Storage Agreements	Other

2026	$71	$5
2027	142	11
2028	142	10
2029	142	10
2030	142	10
Thereafter	2,233	19
Total undiscounted lease payments	2,872	65
Less - amounts representing interest	(1,226)	(12)
Lease liabilities	$1,646	$53

(7)    Recent Financing Transactions

Senior Debt

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

Credit Facilities

In June 2026, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2028. The amendment increased the commitment of the lenders to $3.0 billion, extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement. PacifiCorp's $900 million 364-day unsecured credit facility expired in June 2026.

In April 2026, PacifiCorp entered into a letter of credit agreement, effective May 18, 2026, under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case, in each case while such judgments remain pending appeal by PacifiCorp in the Oregon Court of Appeals or the Oregon Supreme Court. Refer to Note 12 for information regarding the Oregon Court of Appeals opinion issued in April 2026 associated with the James case. The letter of credit agreement provides for a two-year standby letter of credit facility for PacifiCorp in an aggregate stated amount of up to $2.55 billion. In conjunction with the letter of credit agreement, PacifiCorp entered into a committed surety facility set forth in a term sheet with an initial aggregate capacity of $2.55 billion, not to exceed availability under the letter of credit agreement, and related indemnity agreement under which the surety party is committed to issue surety bonds from time to time for PacifiCorp to secure the supersedeas undertakings described above. The surety facility must be fully secured by letters of credit. If 91 days prior to the applicable termination date of any letter of credit issued under the arrangements described above, any letter of credit obligations remain outstanding, PacifiCorp will be required to provide cash collateral to secure outstanding letter of credit obligations in an amount equal to 103% of such obligations. In April 2026, PacifiCorp received the necessary approvals from the Oregon Public Utility Commission and the Idaho Public Utilities Commission.

(8)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. As of June 30, 2026, federal income taxes payable to BHE were $27 million and state income taxes receivable from BHE were $16 million. As of December 31, 2025, federal income taxes receivable from BHE were $94 million and state income taxes payable to BHE were $16 million. PacifiCorp received net cash payments for federal and state income taxes from BHE totaling $289 million and $62 million for the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$30	21.0%	$15	21.0%	$40	21.0%	$48	21.0%
State and local income taxes, net of federal income tax	7	4.8	4	5.5	11	5.7	12	5.1
Energy-related tax credits	(76)	(53.6)	(40)	(55.9)	(106)	(55.3)	(87)	(38.0)
Effects of ratemaking(1)	(14)	(9.6)	(12)	(16.4)	(19)	(10.1)	(25)	(10.7)
Effective income tax rate	$(53)	(37.4)%	$(33)	(45.8)%	$(74)	(38.7)%	$(52)	(22.6)%
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

(9)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Pension:
Interest cost	$8	$10	$17	$19
Expected return on plan assets	(10)	(12)	(21)	(23)
Net amortization	3	2	5	4
Net periodic benefit cost	$1	$—	$1	$—

Other postretirement:
Service cost	$—	$—	$—	$—
Interest cost	2	2	5	5
Expected return on plan assets	(2)	(3)	(5)	(6)
Net amortization	—	—	(1)	(1)
Net periodic benefit credit	$—	$(1)	$(1)	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2026. As of June 30, 2026, $2 million of contributions had been made to the pension plans.

(10)    Risk Management and Hedging Activities

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

PacifiCorp has established a risk management process that is designed to identify, assess, manage and report on each of the various types of risk involved in its business. To mitigate a portion of its commodity price risk, PacifiCorp uses commodity derivative contracts, which may include forwards, futures, options, swaps and other agreements, to effectively secure future supply or sell future production generally at fixed prices. PacifiCorp manages its interest rate risk by limiting its exposure to variable interest rates primarily through the issuance of fixed-rate long-term debt and by monitoring market changes in interest rates. Additionally, PacifiCorp may from time to time enter into interest rate derivative contracts, such as interest rate swaps or locks, to mitigate PacifiCorp's exposure to interest rate risk. No interest rate derivatives were in place during the periods presented. PacifiCorp does not hedge all of its commodity price and interest rate risks, thereby exposing the unhedged portion to changes in market prices. Refer to Note 11 for additional information related to the fair value measurements associated with derivative contracts.

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of June 30, 2026
Not designated as hedging contracts(1):
Commodity assets	$2	$—	$3	$—	$5
Commodity liabilities	—	—	(89)	(18)	(107)
Total	2	—	(86)	(18)	(102)
Cash collateral receivable	—	—	49	—	49
Total derivatives - net basis	$2	$—	$(37)	$(18)	$(53)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$5	$—	$4	$1	$10
Commodity liabilities	—	—	(119)	(28)	(147)
Total	5	—	(115)	(27)	(137)
Cash collateral receivable	—	—	67	4	71
Total derivatives - net basis	$5	$—	$(48)	$(23)	$(66)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of June 30, 2026, a regulatory asset of $102 million was recorded related to the net derivative liability of $102 million. As of December 31, 2025, a regulatory asset of $137 million was recorded related to the net derivative liability of $137 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Beginning balance	$111	$81	$137	$97
Changes in fair value recognized in regulatory assets	21	(7)	55	3
Net gains reclassified to operating revenue	—	2	7	10
Net losses reclassified to cost of fuel and energy	(30)	(23)	(97)	(57)
Ending balance	$102	$53	$102	$53

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2026	2025

Electricity sales, net	Megawatt hours	(1)	—
Natural gas purchases	Decatherms	119	147

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2026, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $106 million and $145 million as of June 30, 2026, and December 31, 2025, respectively, for which PacifiCorp had posted collateral of $49 million and $71 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of June 30, 2026, and December 31, 2025, PacifiCorp would have been required to post $54 million and $69 million, respectively, of additional collateral.

PacifiCorp's collateral requirements associated with wholesale energy agreements could fluctuate considerably due to market price volatility; changes in credit ratings; changes in legislation or regulation or other factors; and if counterparties demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness.

(11)    Fair Value Measurements

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2026:
Assets:
Commodity derivatives	$—	$5	$—	$(3)	$2
Money market mutual funds	1,820	—	—	—	1,820
Debt securities:
U.S. government obligations	493	—	—	—	493
Investment funds	24	—	—	—	24
	$2,337	$5	$—	$(3)	$2,339

Liabilities:
Commodity derivatives	$—	$(107)	$—	$52	$(55)

As of December 31, 2025:
Assets:
Commodity derivatives	$—	$10	$—	$(5)	$5
Money market mutual funds	84	—	—	—	84
Investment funds	28	—	—	—	28
	$112	$10	$—	$(5)	$117

Liabilities:
Commodity derivatives	$—	$(147)	$—	$76	$(71)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $49 million and $71 million as of June 30, 2026, and December 31, 2025, respectively.

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. A discounted cash flow valuation method was used to estimate fair value. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which PacifiCorp transacts. When quoted prices for identical contracts are not available, PacifiCorp uses forward price curves. Forward price curves represent PacifiCorp's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. PacifiCorp bases its forward price curves upon market price quotations, when available, or internally developed and commercial models, with internal and external fundamental data inputs. Market price quotations are obtained from independent energy brokers, exchanges, direct communication with market participants and actual transactions executed by PacifiCorp. Market price quotations for certain major electricity and natural gas trading hubs are generally readily obtainable for the first three years; therefore, PacifiCorp's forward price curves for those locations and periods reflect observable market quotes. Market price quotations for other electricity and natural gas trading hubs are not as readily obtainable for the first three years. Given that limited market data exists for these contracts, as well as for those contracts that are not actively traded, PacifiCorp uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The estimated fair value of these derivative contracts is a function of underlying forward commodity prices, interest rates, currency rates, related volatility, counterparty creditworthiness and duration of contracts. Refer to Note 10 for further discussion regarding PacifiCorp's risk management and hedging activities.

PacifiCorp's investments in money market mutual funds, debt securities and investment funds are stated at fair value. When available, PacifiCorp uses a readily observable quoted market price or net asset value of an identical security in an active market to record the fair value. In the absence of a quoted market price or net asset value of an identical security, the fair value is determined using pricing models or net asset values based on observable market inputs and quoted market prices of securities with similar characteristics.

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

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$18,008	$16,995	$14,134	$13,005

(12)    Commitments and Contingencies

Commitments

Energy Storage Contracts

Facilities associated with certain energy storage agreements previously disclosed as commitments in Note 14 of the Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, achieved commercial operation during the six-month period ended June 30, 2026. Refer to Note 6 for information related to the resulting finance lease obligations associated with these agreements.

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

Complaints and Demands Associated with the Wildfires

A significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including a class action complaint in Oregon associated with the 2020 Wildfires (the "James" case) for which certain jury verdicts were issued as described below. The plaintiffs seek damages for economic losses, noneconomic losses, including mental suffering, emotional distress, personal injury and loss of life, punitive damages, other damages and attorneys' fees. Several insurance carriers also filed subrogation complaints in Oregon and California with similar allegations. Additionally, PacifiCorp received correspondence from the U.S. and Oregon Departments of Justice regarding the potential recovery of certain costs and damages alleged to have occurred on federal and state lands in connection with certain of the 2020 Wildfires. As described below, substantially all outstanding complaints and demands are associated with the 2020 Wildfires, specifically the James case and the state of Oregon demands.

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

PacifiCorp has settled various claims associated with the Wildfires, including all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp has settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with the Oregon wineries and with the federal government, claims remain outstanding for a substantial number of plaintiffs associated with the James case. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims.

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

Following the Phase I liability verdict, 1,760 James class members filed nine separate mass complaints from April 2024 through January 2026 in Multnomah County Circuit Court Oregon, each premised on the Phase I liability verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

While PacifiCorp's appeal of the Phase I liability verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II damages trials, in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called "CMO No. 11." PacifiCorp filed notices of appeal for the subsequent jury verdicts in the Phase II damages trials once limited judgments were entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of $1,252 million to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially offset by estimated insurance offsets of $35 million. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. As a result of the April 2026 Oregon Court of Appeals opinion, as described in more detail below, in May 2026, PacifiCorp filed a motion for discharge and release of existing bonds, which remains pending.

The Oregon Court of Appeals' opinion, issued on April 8, 2026, reversing the Phase I liability verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could "assume that the evidence at the trial applies to all class members." The Oregon Court of Appeals further concluded that the erroneous jury instruction "was prejudicial to PacifiCorp" because it "gave rise to some likelihood that the jury reached an erroneous result." Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp's appellate brief, it did not address the majority of PacifiCorp's other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp.

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and scheduling oral argument for November 3, 2026.

At a May 2026, hearing, the Multnomah County Circuit Court Oregon granted PacifiCorp's request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 21 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials will resume on August 10, 2026. The Multnomah County Circuit Court Oregon granted plaintiffs' request to enter limited judgments on the already completed Phase II damages trials but granted PacifiCorp's request to waive bonding requirements on those judgments.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through June 30, 2026. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through June 30, 2026, PacifiCorp paid $2,281 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In July 2026 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $4 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Beginning balance	$577	$1,422	$1,161	$1,536
Payments	(5)	(41)	(589)	(155)
Ending balance	$572	$1,381	$572	$1,381

As of June 30, 2026 and December 31, 2025, $155 million and $734 million of PacifiCorp's liability for estimated losses associated with the Wildfires was classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of June 30, 2026, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of June 30, 2026 and December 31, 2025, was classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

As of March 31, 2025, PacifiCorp had received all expected insurance recoveries with the final $98 million of proceeds received during the three-month period ended March 31, 2025. No additional insurance recoveries beyond those received to date are expected to be available.

It is reasonably possible PacifiCorp will incur material additional losses beyond the amounts accrued for the Wildfires that could have a material adverse effect on PacifiCorp's financial condition. PacifiCorp is currently unable to reasonably estimate a specific range of possible additional losses that could be incurred due to the number of properties and parties involved, including claimants in the class to the James case, the variation in the types of properties and damages and the ultimate outcome of legal actions, including mediation, settlement negotiations, jury verdicts and the James appeals process, including the April 2026 Oregon Court of Appeals opinion and the plaintiffs' appeal at the Oregon Supreme Court.

(13)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Customer Revenue:
Retail:
Residential	$573	$600	$1,240	$1,272
Commercial	629	603	1,226	1,167
Industrial	350	370	697	714
Other retail	131	138	206	205
Total retail	1,683	1,711	3,369	3,358
Wholesale	31	15	52	28
Transmission	34	34	69	82
Other Customer Revenue	43	35	85	62
Total Customer Revenue	1,791	1,795	3,575	3,530
Other revenue	10	15	34	48
Total operating revenue	$1,801	$1,810	$3,609	$3,578

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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

Net income for the second quarter of 2026 was $195 million, an increase of $90 million, compared to 2025. The increase in net income was primarily due to higher utility margin, lower depreciation and amortization expense, higher income tax benefit and slightly lower operations and maintenance expense, partially offset by higher net interest expense, higher property taxes and lower allowances for borrowed and equity funds used during construction. Utility margin increased primarily due to higher net power costs deferrals, lower thermal fuel expense and higher wholesale sales, partially offset by lower retail revenues and higher purchased electricity expense. Retail customer volumes increased 2.7%, primarily due to increases in customer usage and in the average number of customers, partially offset by unfavorable impacts of weather. Energy generated volumes decreased 729 gigawatt-hours, or 7%, for the second quarter of 2026 compared to 2025 primarily due to lower coal-fueled generation and lower hydro-powered generation, partially offset by higher wind-powered generation and natural-gas fueled generation. Wholesale electricity sales volumes increased 285 gigawatt-hours, or 43%, and energy purchased volumes increased 1,008 gigawatt-hours, or 20%.

Net income for the first six months of 2026 was $266 million, a decrease of $16 million, compared to 2025. The decrease in net income was primarily due to higher net interest expense, higher operations and maintenance expense, lower allowance for borrowed and equity funds used during construction, and higher property taxes, partially offset by lower depreciation and amortization expense, higher utility margin and higher income tax benefit. Utility margin increased primarily due to lower thermal fuel expense, higher retail revenues and higher net power costs deferrals, partially offset by higher purchased electricity expense. Retail customer volumes increased 1%, primarily due to an increase in customer usage and an increase in the average number of customers, partially offset by unfavorable impacts of weather. Energy generated volumes decreased 1,902 gigawatt-hours, or 8%, for the first six months of 2026 compared to 2025 primarily due to lower coal-fueled generation and lower hydro-powered generation, partially offset by higher wind-powered generation and natural-gas fueled generation. Wholesale electricity sales volumes increased 304 gigawatt-hours, or 18%, and energy purchased volumes increased 1,848 gigawatt-hours, or 20%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin:
Operating revenue	$1,801	$1,810	$(9)	—%	$3,609	$3,578	$31	1%
Cost of fuel and energy	640	723	(83)	(11)	1,395	1,441	(46)	(3)
Utility margin	1,161	1,087	74	7	2,214	2,137	77	4
Operations and maintenance	474	479	(5)	(1)	937	903	34	4
Depreciation and amortization	315	372	(57)	(15)	625	671	(46)	(7)
Property and other taxes	63	60	3	5	130	119	11	9
Operating income	$309	$176	$133	76%	$522	$444	$78	18%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$1,801	$1,810	$(9)	—%	$3,609	$3,578	$31	1%
Cost of fuel and energy	640	723	(83)	(11)	1,395	1,441	(46)	(3)
Utility margin	$1,161	$1,087	$74	7%	$2,214	$2,137	$77	4%

Sales (GWhs):
Residential	3,940	3,987	(47)	(1)%	8,545	8,904	(359)	(4)%
Commercial(1)	5,870	5,366	504	9	11,557	10,895	662	6
Industrial(1)	4,120	4,221	(101)	(2)	8,236	8,348	(112)	(1)
Other(1)	641	610	31	5	687	660	27	4
Total retail	14,571	14,184	387	3	29,025	28,807	218	1
Wholesale	942	657	285	43	1,992	1,688	304	18
Total sales	15,513	14,841	672	5%	31,017	30,495	522	2%

Average number of retail customers (in thousands)	2,162	2,133	29	1%	2,159	2,130	29	1%

Average revenue per MWh:
Retail	$115.81	$120.80	$(4.99)	(4)%	$116.41	$116.68	$(0.27)	—%
Wholesale	$37.84	$35.61	$2.23	6%	$36.73	$40.18	$(3.45)	(9)%

Heating degree days	1,188	1,193	(5)	—%	5,180	5,808	(628)	(11)%
Cooling degree days	472	557	(85)	(15)%	478	558	(80)	(14)%

Sources of energy (GWhs)(1):
Coal	3,844	5,166	(1,322)	(26)%	8,010	11,134	(3,124)	(28)%
Natural gas	3,498	3,128	370	12	7,223	6,966	257	4
Wind(2)	2,194	1,697	497	29	5,256	3,997	1,259	31
Hydroelectric and other(2)	527	801	(274)	(34)	1,386	1,680	(294)	(18)
Total energy generated	10,063	10,792	(729)	(7)	21,875	23,777	(1,902)	(8)
Energy purchased	6,177	5,169	1,008	20	11,036	9,188	1,848	20
Total	16,240	15,961	279	2%	32,911	32,965	(54)	—%

Average cost of energy per MWh:
Energy generated(3)	$21.99	$23.38	$(1.39)	(6)%	$23.23	$24.81	$(1.58)	(6)%
Energy purchased	$45.24	$50.77	$(5.53)	(11)%	$48.12	$54.62	$(6.50)	(12)%
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

Quarter Ended June 30, 2026, compared to Quarter Ended June 30, 2025

Utility margin increased $74 million for the second quarter of 2026 compared to 2025 primarily due to:
•$80 million of higher net power cost deferrals in accordance with established adjustment mechanisms driven by higher current quarter deferrals and lower amortization of prior deferrals;
•$24 million of lower coal-fueled generation costs from lower volumes, partially offset by higher prices;
•$12 million increase in wholesale revenue due to higher volumes and average market prices; and
•$7 million of lower natural gas-fueled generation costs from lower prices, partially offset by higher volumes.
The increases above were partially offset by:
•$26 million decrease in retail revenue due to lower average prices, partially offset by higher volumes. Retail prices decreased primarily due to $87 million of prior year utilization of certain existing regulatory liabilities due to the buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense), partially offset by favorable product mix. Retail customer volumes increased $47 million, or 2.7%, primarily due to favorable Utah and Oregon commercial customer usage, primarily due to data centers, increase in average number of customers in Utah, partially offset by unfavorable weather-related impacts on Utah residential and commercial customers, unfavorable Utah industrial customer usage and unfavorable residential customer usage across the service territory, except in Utah; and
•$17 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices.

Operations and maintenance decreased $5 million, or 1%, for the second quarter of 2026 compared to 2025 primarily due to:
•$18 million of lower general plant and maintenance costs;
•$15 million of plant disallowance loss of Utah's share of certain assets on the Klamath River hydroelectric system as a result of the 2025 Utah general rate case order;
•$6 million of lower legal fees; and
•$6 million of lower expense due to lower amortization associated with the Utah electric vehicle infrastructure program (offset in retail revenue).
The decreases above were partially offset by:
•$26 million of higher costs associated with injuries and damages and related settlements, excluding the Wildfires;
•$5 million of higher vegetation management and wildfire mitigation costs, primarily from higher gross costs and higher amortization of prior year deferrals;
•$5 million of higher demand side management amortization driven by increased spend (offset in retail revenue); and
•$4 million increase due to lower capitalized labor costs.

Depreciation and amortization decreased $57 million, or 15%, for the second quarter of 2026 compared to 2025, primarily due to the prior year buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in retail revenue), partially offset by higher average in-service plant, the change in the annual allocation adjustment for Oregon incremental depreciation of coal plants and higher depreciation associated with energy storage agreements accounted for as finance leases.

Property and other taxes increased $3 million, or 5%, for the second quarter of 2026 compared to 2025, primarily due to higher property taxes in Oregon.

Interest expense increased $68 million, or 34%, for the second quarter of 2026 compared to 2025, primarily due to higher average long-term debt balances due to the issuance of $850 million and $1.1 billion of junior subordinated notes in March 2025 and February 2026, respectively, the issuance of $400 million and $2.5 billion of first mortgage bonds in February 2026 and March 2026, respectively, and higher interest expense associated with energy storage agreements accounted for as finance leases.

Allowance for borrowed and equity funds decreased $6 million, or 11%, for the second quarter of 2026 compared to 2025, primarily due to lower qualified construction work-in-progress balances, partially offset by higher rates.

Interest and dividend income increased $10 million, or 31%, for the second quarter of 2026 compared to 2025, primarily due to higher investment income from higher cash investment balances.

Income tax benefit increased $20 million, or 61%, for the second quarter of 2026 compared to 2025. The effective tax rate was (37)% and (46)% for the three-month periods ended June 30, 2026 and 2025, respectively. The $20 million increase was primarily due to higher PTCs from PacifiCorp's wind-powered generating facilities, partially offset by higher pre-tax income.

First Six Months of 2026 compared to First Six Months of 2025

Utility margin increased $77 million for the first six months of 2026 compared to 2025 primarily due to:
•$63 million of lower coal-fueled generation costs due to lower volumes, partially offset by higher prices;
•$20 million of lower natural gas-fueled generation costs from lower prices, partially offset by higher volumes;
•$18 million increase in retail revenue due to higher average retail volumes and slightly higher prices. Retail prices increased primarily due to favorable tariff changes and product mix, partially offset by $87 million of prior year utilization of certain existing regulatory liabilities due to the buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense). Retail customer volumes increased 0.8%, primarily due to favorable Oregon, Utah and Washington commercial customer usage, mainly due to data centers, increase in the average number of commercial and residential customers across the service territory, mainly in Utah and Oregon, favorable irrigation customer usage across the eastern service territory, partially offset by unfavorable weather-related impacts on residential and commercial customers, mainly in Utah and Oregon, unfavorable residential customer usage across the territory and unfavorable Utah, Washington and Idaho industrial customer usage;
•$8 million of higher net power costs deferrals in accordance with established adjustment mechanisms; and
•$5 million of higher wholesale revenue primarily due to higher volumes, partially offset by lower average market prices.
The increases above were partially offset by:
•$29 million of higher purchased electricity costs from higher volumes, partially offset by lower average market prices.

Operations and maintenance increased $34 million, or 4%, for the first six months of 2026 compared to 2025 primarily due to:
•$26 million of higher costs associated with injuries and damages and related settlements, excluding the Wildfires;
•$21 million of higher vegetation management and wildfire mitigation costs, primarily from higher amortization of prior year deferrals, higher gross costs and lower current year cost deferrals;
•$13 million due to lower federal grant reimbursements;
•$12 million of higher demand side management amortization driven by increased spend (offset in retail revenue); and
•$6 million increase due to lower capitalized labor costs.
The increases above were partially offset by:
•$15 million of plant disallowance loss of Utah's share of certain assets on the Klamath River hydroelectric system as a result of the 2025 Utah general rate case order;
•$14 million of lower general plant and maintenance costs;
•$9 million of lower insurance expense due to lower liability insurance premiums and lower amortization of prior deferrals; and
•$8 million of lower expense primarily due to lower amortization associated with the Utah electric vehicle infrastructure program (offset in retail revenue).

Depreciation and amortization decreased $46 million, or 7%, for the first six months of 2026 compared to 2025 primarily due to the prior year buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in retail revenue), partially offset by higher average in-service plant, the change in the annual allocation adjustment for Oregon incremental depreciation of coal plants in the prior year and higher depreciation associated with energy storage agreements accounted for as finance leases.

Property and other taxes increased $11 million, or 9%, for the first six months of 2026 compared to 2025, primarily due to higher property taxes in Oregon.

Interest expense increased $108 million, or 28%, for the first six months of 2026 compared to 2025 primarily due to higher average long-term debt balances due to the issuance of $850 million and $1.1 billion of junior subordinated notes in March 2025 and February 2026, respectively, the issuance of $400 million and $2.5 billion of first mortgage bonds in February 2026 and March 2026, respectively, and higher interest expense associated with energy storage agreements accounted for as finance leases.

Allowance for borrowed and equity funds decreased $14 million, or 13%, for the first six months of 2026 compared to 2025 primarily due to lower qualified construction work-in-progress balances, partially offset by higher rates.

Interest and dividend income increased $9 million, or 15%, for the first six months of 2026 compared to 2025 primarily due to higher investment income from higher cash investment balances.

Income tax benefit increased $22 million, or 42%, for the first six months of 2026 compared to 2025 and the effective tax rate was (39)% for 2026 and (23)% for 2025. The $22 million increase is primarily due to higher recognized PTCs from PacifiCorp's wind-powered generating facilities and lower pre-tax income.

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

As of June 30, 2026, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents(1)	$2,068

Credit facility, maturing 2029	3,000
Less:
Short-term debt	—
Net credit facility	3,000

Total net liquidity	$5,068
(1)    Excludes a $245 million U.S. Treasury Bill included in other current assets on the Consolidated Balance Sheets.

Refer to "Credit Facilities and Letters of Credit" below for further discussion regarding PacifiCorp's credit facilities.

Operating Activities

Net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025 were $828 million and $1,063 million, respectively. The decrease is primarily due to higher cash paid for wildfire settlements, lower insurance reimbursements related to wildfires, higher operating expenses and higher wholesale purchases, partially offset by higher collections from retail customers and lower cash paid for income taxes.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025 were $(1,678) million and $(1,399) million, respectively. The change is primarily due to purchase of a $245 million six-month U.S Treasury Bill and an increase in capital expenditures of $37 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2026, were $2.8 billion. Sources of cash consisted of net proceeds from the issuance of senior secured debt of $2.9 billion and junior subordinated notes of $1.1 billion. Uses of cash consisted primarily of $1.0 billion for the net repayment of short-term debt, $100 million for the repayment of long-term debt and $11 million for the repayment of financing leases.

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

Debt Restrictions

During the first quarter of 2026, certain state regulatory orders that authorized BHE's acquisition of PacifiCorp were modified for a limited term to indirectly limit PacifiCorp's capital structure by requiring the consolidated equity of PPW Holdings LLC as a percentage of total consolidated PPW Holdings LLC capitalization, excluding short-term debt and current maturities of long-term debt, to be no less than 40.00% for the Washington and Wyoming commitments and no less than 35.00% for the Oregon, Idaho and California commitments. The modifications will be in place for three years with options to extend. As of June 30, 2026, consolidated PPW Holdings LLC equity exceeded these thresholds.

Short-term Debt

Regulatory authorities limit PacifiCorp to $3.0 billion of short-term debt. As of June 30, 2026, PacifiCorp had no short-term debt outstanding.

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

Credit Facilities and Letters of Credit

In June 2026, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2028. The amendment increased the commitment of the lenders to $3.0 billion, extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement. PacifiCorp's $900 million 364-day unsecured credit facility expired in June 2026. As of June 30, 2026, PacifiCorp's $255 million letter of credit capacity under its $3.0 billion revolving credit facility was fully available.

In April 2026, PacifiCorp entered into a $2.55 billion letter of credit agreement, effective May 18, 2026, under which letters of credit will be made available solely to provide collateral support for surety bonds issued pursuant to a corresponding surety arrangement for supersedeas undertakings to secure the performance and stay enforcement of trial court judgments entered against PacifiCorp relating to the James case. Refer to Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information regarding this arrangement.

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

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026

Electric transmission	$292	$331	$887
Electric distribution	417	352	809
Wildfire prevention	365	281	490
Wind generation	86	14	38
Other	246	465	664
Total	$1,406	$1,443	$2,888

PacifiCorp's historical and forecast capital expenditures include the following:
•Electric transmission includes both growth projects and operating expenditures. Transmission growth primarily reflects costs associated with major transmission projects totaling $180 million and $91 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2032 totals $250 million for the remainder of 2026.
•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $185 million and $197 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for new customer connections totals $275 million for the remainder of 2026. The remaining investments primarily relate to expenditures for distribution operations.
•Wildfire prevention includes operating expenditures totaling $281 million and $365 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $209 million for the remainder of 2026.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $42 million and $73 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned information technology spending totals $65 million for the remainder of 2026. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

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

In March 2025, PacifiCorp filed its 2025 IRP in Utah, Oregon, Wyoming, Washington, Idaho and California. The 2025 IRP highlights a need for investment in transmission infrastructure, renewable solar and wind resources, new energy storage, conversion of coal-fueled generating units to natural gas, demand response and energy efficiency programs and carbon capture technology. In December 2025, the IPUC acknowledged the 2025 IRP. In March 2026, PacifiCorp filed its 2025 IRP Update in all states. In June 2026, the UPSC acknowledged the 2025 IRP.

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

Material Cash Requirements

As of June 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 6, 7 and 12 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Collateral and Contingent Features

Debt securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of June 30, 2026, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of June 30, 2026, PacifiCorp would have been required to post $172 million of additional collateral. PacifiCorp's collateral requirements associated with wholesale energy agreements could fluctuate considerably due to market price volatility; changes in credit ratings; changes in legislation or regulation or other factors; and if counterparties demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

As described in Note 12 to the Consolidated Financial Statements in Item 1 of this Form 10-Q, PacifiCorp had posted surety bonds totaling $719 million as of June 30, 2026, to stay payment of damages in the James case pending appeals. A limited number of the surety bond agreements include contingent features associated with PacifiCorp's financial condition. If all financial condition-related contingent features associated with the surety bonds had been triggered as of June 30, 2026, PacifiCorp would have been required to post $135 million of cash collateral.

Critical Accounting Estimates

Certain accounting measurements require management to make estimates and judgments concerning transactions that will be settled several years in the future. Amounts recognized on the Consolidated Financial Statements based on such estimates involve numerous assumptions subject to varying and potentially significant degrees of judgment and uncertainty and will likely change in the future as additional information becomes available. Estimates are used for, but not limited to, the accounting for the effects of certain types of regulation, pension and other postretirement benefits, income taxes and wildfire loss contingencies. For additional discussion of PacifiCorp's critical accounting estimates, see Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes in PacifiCorp's assumptions regarding critical accounting estimates since December 31, 2025. Refer to Note 12 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for discussion of loss contingencies related to the Wildfires.

MidAmerican Funding, LLC and its subsidiaries and MidAmerican Energy Company
Consolidated Financial Section

PART I
Item 1.Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of June 30, 2026, the related statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
August 7, 2026

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$678	$670
Trade receivables, net	546	453
Income tax receivable	—	82
Inventories	341	334
Prepayments	162	119
Other current assets	72	63
Total current assets	1,799	1,721

Property, plant and equipment, net	24,360	24,056
Regulatory assets	293	304
Investments and restricted investments	1,344	1,274
Other assets	287	288

Total assets	$28,083	$27,643

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$388	$505
Accrued interest	119	120
Accrued property, income and other taxes	240	198
Current portion of long-term debt	379	4
Other current liabilities	111	96
Total current liabilities	1,237	923

Long-term debt	8,829	9,203
Regulatory liabilities	1,345	1,323
Deferred income taxes	3,810	3,760
Asset retirement obligations	889	870
Other long-term liabilities	920	822
Total liabilities	17,030	16,901

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	10,492	10,181
Total shareholder's equity	11,053	10,742

Total liabilities and shareholder's equity	$28,083	$27,643

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Regulated electric	$760	$743	$1,507	$1,410
Regulated natural gas and other	112	117	505	464
Total operating revenue	872	860	2,012	1,874

Operating expenses:
Cost of fuel and energy	146	153	340	277
Cost of natural gas purchased for resale and other	50	58	340	303
Operations and maintenance	231	235	451	462
Depreciation and amortization	282	255	559	562
Property and other taxes	42	44	90	88
Total operating expenses	751	745	1,780	1,692

Operating income	121	115	232	182

Other income (expense):
Interest expense	(106)	(100)	(211)	(201)
Allowance for borrowed funds	7	8	13	15
Allowance for equity funds	19	21	36	39
Other, net	29	23	32	28
Total other income (expense)	(51)	(48)	(130)	(119)

Income before income tax expense (benefit)	70	67	102	63
Income tax expense (benefit)	(193)	(178)	(409)	(414)

Net income	$263	$245	$511	$477

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, March 31, 2025	$—	$561	$9,851	$10,412
Net income	—	—	245	245
Other equity transactions	—	—	1	1
Balance, June 30, 2025	$—	$561	$10,097	$10,658

Balance, December 31, 2024	$—	$561	$9,620	$10,181
Net income	—	—	477	477
Balance, June 30, 2025	$—	$561	$10,097	$10,658

Balance, March 31, 2026	$—	$561	$10,429	$10,990
Net income	—	—	263	263
Common stock dividend	—	—	(200)	(200)
Balance, June 30, 2026	$—	$561	$10,492	$11,053

Balance, December 31, 2025	$—	$561	$10,181	$10,742
Net income	—	—	511	511
Common stock dividend	—	—	(200)	(200)
Balance, June 30, 2026	$—	$561	$10,492	$11,053

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$511	$477
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	559	562
Amortization of utility plant to other operating expenses	20	17
Allowance for equity funds	(36)	(39)
Deferred income taxes and investment tax credits, net	35	(4)
Other, net	(2)	58
Changes in other operating assets and liabilities:
Trade receivables and other assets	(125)	(143)
Inventories	(7)	60
Accrued property, income and other taxes, net	121	71
Accounts payable and other liabilities	(90)	58
Net cash flows from operating activities	986	1,117

Cash flows from investing activities:
Capital expenditures	(888)	(740)
Purchases of marketable securities	(268)	(225)
Proceeds from sales of marketable securities	304	225
Other, net	(29)	5
Net cash flows from investing activities	(881)	(735)

Cash flows from financing activities:
Common stock dividends	(200)	—
Repayments of long-term debt	(2)	(15)
Other, net	102	(1)
Net cash flows from financing activities	(100)	(16)

Net change in cash and cash equivalents and restricted cash and cash equivalents	5	366
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	676	555
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$681	$921

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

The accompanying Financial Statements and Notes to Financial Statements should be read in conjunction with MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations Topic 818 which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related regulatory obligations. This guidance provides a framework for accounting for environmental credit assets, including those generated, purchased or received and environmental credit obligations. It also requires entities to assess the intended use of environmental credits, and, in certain cases, evaluate such credits for impairment. ASU 2026-02 introduces enhanced annual disclosure requirements related to environmental credits and associated obligations. The guidance is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings. MidAmerican Energy is currently evaluating the impact of adopting this guidance on its Financial Statements and disclosures included within Notes to Financial Statements.

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$678	$670
Restricted cash and cash equivalents in other current assets	3	6
Total cash and cash equivalents and restricted cash and cash equivalents	$681	$676

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Generation	20-62 years	$18,255	$18,804
Transmission	55-80 years	3,358	3,297
Electric distribution	15-80 years	6,472	6,326
Natural gas distribution	30-75 years	2,627	2,600
Utility plant in-service		30,712	31,027
Accumulated depreciation and amortization		(8,220)	(8,304)
Utility plant in-service, net		22,492	22,723
Nonregulated, net of accumulated depreciation and amortization	20-50 years	10	10
		22,502	22,733
Construction work-in-progress		1,858	1,323
Property, plant and equipment, net		$24,360	$24,056

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the six-month periods ended June 30, 2026 and 2025, $32 million and $74 million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

(5)    Recent Financing Transactions

Credit Facilities

In June 2026, MidAmerican Energy amended its existing $1.5 billion unsecured credit facility expiring in June 2028. The amendment extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, MidAmerican Energy had a net payable to BHE of $37 million and a net receivable from BHE of $79 million as of June 30, 2026 and December 31, 2025, respectively. MidAmerican Energy received net cash payments for income tax from BHE totaling $557 million and $472 million for the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$14	21.0%	$14	21.0%	$21	21.0%	$13	21.0%
State income tax, net of federal income tax	(1)	(2.9)	(1)	(1.5)	(2)	(2.0)	(1)	(1.6)
Energy-related tax credits	(205)	(292.9)	(191)	(285.1)	(427)	(418.6)	(427)	(677.8)
Other adjustments:
Effects of ratemaking	(1)	(1.4)	—	—	(1)	(1.0)	1	1.6
Effective income tax rate	$(193)	(276.2)%	$(178)	(265.6)%	$(409)	(400.6)%	$(414)	(656.8)%

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Pension:
Service cost	$2	$2	$4	$4
Interest cost	8	8	15	16
Expected return on plan assets	(8)	(8)	(16)	(16)
Settlement	—	—	—	—
Net amortization	—	—	—	—
Net periodic benefit cost	$2	$2	$3	$4

Other postretirement:
Service cost	$1	$1	$2	$2
Interest cost	3	3	6	6
Expected return on plan assets	(5)	(4)	(10)	(9)
Net amortization	(1)	(1)	(1)	(1)
Net periodic benefit credit	$(2)	$(1)	$(3)	$(2)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2026 are expected to be $7 million and $1 million, respectively. As of June 30, 2026, $4 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of June 30, 2026:
Assets:
Commodity derivatives	$—	$5	$3	$(3)	$5
Money market mutual funds	680	—	—	—	680
Debt securities:
U.S. government obligations	303	—	—	—	303
Corporate obligations	—	127	—	—	127
Municipal obligations	—	1	—	—	1
Equity securities:
U.S. companies	560	—	—	—	560
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$1,565	$133	$3	$(3)	$1,698

Liabilities:
Commodity derivatives	$—	$(15)	$(5)	$5	$(15)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2025:
Assets:
Commodity derivatives	$—	$3	$1	$(2)	$2
Money market mutual funds	622	—	—	—	622
Debt securities:
U.S. government obligations	284	—	—	—	284
Corporate obligations	—	133	—	—	133
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	548	—	—	—	548
International companies	9	—	—	—	9
Investment funds	20	—	—	—	20
	$1,483	$138	$1	$(2)	$1,620

Liabilities:
Commodity derivatives	$—	$(18)	$(3)	$7	$(14)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $2 million and $5 million as of June 30, 2026, and December 31, 2025, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Beginning balance	$(1)	$1	$(2)	$(2)
Changes in fair value recognized in net regulatory assets	(3)	(1)	(4)	—
Settlements	2	—	4	2
Ending balance	$(2)	$—	$(2)	$—

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

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,208	$8,296	$9,207	$8,416

(9)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the six-month period ended June 30, 2026, MidAmerican Energy entered into firm construction commitments totaling $717 million for the remainder of 2026 through 2029 related to the construction of wind-powered, solar-powered and natural gas-powered generating facilities in Iowa.

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

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended June 30, 2026				For the Six-Month Period Ended June 30, 2026
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$183	$65	$—	$248	$364	$282	$—	$646
Commercial	87	20	—	107	169	108	—	277
Industrial	358	4	—	362	651	13	—	664
Natural gas transportation services	—	12	—	12	—	28	—	28
Other retail	41	—	—	41	74	2	—	76
Total retail	669	101	—	770	1,258	433	—	1,691
Wholesale	61	10	—	71	189	68	—	257
Multi-value transmission projects	13	—	—	13	26	—	—	26
Other Customer Revenue	—	—	1	1	—	—	4	4
Total Customer Revenue	743	111	1	855	1,473	501	4	1,978
Other revenue	17	—	—	17	34	—	—	34
Total operating revenue	$760	$111	$1	$872	$1,507	$501	$4	$2,012

	For the Three-Month Period Ended June 30, 2025				For the Six-Month Period Ended June 30, 2025
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$177	$67	$—	$244	$358	$269	$—	$627
Commercial	89	22	—	111	169	102	—	271
Industrial	325	5	—	330	576	14	—	590
Natural gas transportation services	—	11	—	11	—	27	—	27
Other retail	43	—	—	43	76	2	—	78
Total retail	634	105	—	739	1,179	414	—	1,593
Wholesale	77	11	—	88	157	47	—	204
Multi-value transmission projects	13	—	—	13	27	—	—	27
Other Customer Revenue	—	—	1	1	—	—	3	3
Total Customer Revenue	724	116	1	841	1,363	461	3	1,827
Other revenue	19	—	—	19	47	—	—	47
Total operating revenue	$743	$116	$1	$860	$1,410	$461	$3	$1,874

(11)    Shareholder's Equity

In June 2026, MidAmerican Energy paid $200 million in a cash dividend to its parent company, MHC.

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended June 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$760	$111	$1	$872
Cost of sales	146	50	—	196
Operations and maintenance	185	46	—	231
Depreciation and amortization	264	18	—	282
Property and other taxes	38	4	—	42
Operating income (loss)	127	(7)	1	121
Interest expense	(98)	(8)	—	(106)
Interest and dividend income	6	—	—	6
Income tax expense (benefit)	(190)	(3)	—	(193)
Other segment items(2)	42	8	(1)	49
Net income (loss)	$267	$(4)	$—	$263

Capital expenditures	$441	$29	$—	$470

	For the Six-Month Period Ended June 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,507	$501	$4	$2,012
Cost of sales	340	340	—	680
Operations and maintenance	366	85	—	451
Depreciation and amortization	523	36	—	559
Property and other taxes	81	9	—	90
Operating income	197	31	4	232
Interest expense	(194)	(17)	—	(211)
Interest and dividend income	11	1	—	12
Income tax expense (benefit)	(414)	4	1	(409)
Other segment items(2)	65	5	(1)	69
Net income	$493	$16	$2	$511

Capital expenditures	$835	$53	$—	$888

	For the Three-Month Period Ended June 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$743	$116	$1	$860
Cost of sales	153	57	1	211
Operations and maintenance	201	34	—	235
Depreciation and amortization	238	17	—	255
Property and other taxes	41	3	—	44
Operating income	110	5	—	115
Interest expense	(93)	(7)	—	(100)
Interest and dividend income	7	—	—	7
Income tax expense (benefit)	(180)	—	2	(178)
Other segment items(2)	41	5	(1)	45
Net income (loss)	$245	$3	$(3)	$245

Capital expenditures	$309	$25	$1	$335

	For the Six-Month Period Ended June 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,410	$461	$3	$1,874
Cost of sales	277	302	1	580
Operations and maintenance	394	67	1	462
Depreciation and amortization	528	34	—	562
Property and other taxes	81	7	—	88
Operating income	130	51	1	182
Interest expense	(186)	(15)	—	(201)
Interest and dividend income	13	1	—	14
Income tax expense (benefit)	(426)	10	2	(414)
Other segment items(2)	64	6	(2)	68
Net income (loss)	$447	$33	$(3)	$477

Capital expenditures	$683	$56	$1	$740

	As of
	June 30,	December 31,
	2026	2025
Assets:
Regulated electric	$25,980	$25,495
Regulated natural gas	2,102	2,145
Other(1)	1	3
Total assets	$28,083	$27,643
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

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of June 30, 2026, the related consolidated statements of operations, and changes in member's equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 7, 2026

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$681	$672
Trade receivables, net	546	453
Income tax receivable	—	82
Inventories	341	334
Prepayments	162	119
Other current assets	70	57
Total current assets	1,800	1,717

Property, plant and equipment, net	24,369	24,065
Goodwill	1,270	1,270
Regulatory assets	293	304
Investments and restricted investments	1,345	1,276
Other assets	286	286

Total assets	$29,363	$28,918

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$386	$498
Accrued interest	125	126
Accrued property, income and other taxes	240	198
Note payable to affiliate	—	7
Current portion of long-term debt	379	4
Other current liabilities	111	96
Total current liabilities	1,241	929

Long-term debt	9,069	9,443
Regulatory liabilities	1,345	1,323
Deferred income taxes	3,808	3,758
Asset retirement obligations	889	870
Other long-term liabilities	920	822
Total liabilities	17,272	17,145

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	10,412	10,094
Total member's equity	12,091	11,773

Total liabilities and member's equity	$29,363	$28,918

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Regulated electric	$760	$743	$1,507	$1,410
Regulated natural gas and other	112	117	505	464
Total operating revenue	872	860	2,012	1,874

Operating expenses:
Cost of fuel and energy	146	153	340	277
Cost of natural gas purchased for resale and other	50	58	340	303
Operations and maintenance	231	236	451	463
Depreciation and amortization	282	255	559	562
Property and other taxes	42	44	90	88
Total operating expenses	751	746	1,780	1,693

Operating income	121	114	232	181

Other income (expense):
Interest expense	(111)	(105)	(220)	(210)
Allowance for borrowed funds	7	8	13	15
Allowance for equity funds	19	21	36	39
Other, net	31	24	33	29
Total other income (expense)	(54)	(52)	(138)	(127)

Income before income tax expense (benefit)	67	62	94	54
Income tax expense (benefit)	(193)	(181)	(411)	(417)

Net income	$260	$243	$505	$471
The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, March 31, 2025	$1,679	$9,748	$11,427
Net income	—	243	243
Other equity transactions	—	(1)	(1)
Balance, June 30, 2025	$1,679	$9,990	$11,669

Balance, December 31, 2024	$1,679	$9,520	$11,199
Net income	—	471	471
Other equity transactions	—	(1)	(1)
Balance, June 30, 2025	$1,679	$9,990	$11,669

Balance, March 31, 2026	$1,679	$10,339	$12,018
Net income	—	260	260
Distribution to member	—	(187)	(187)
Balance, June 30, 2026	$1,679	$10,412	$12,091

Balance, December 31, 2025	$1,679	$10,094	$11,773
Net income	—	505	505
Distribution to member	—	(187)	(187)
Balance, June 30, 2026	$1,679	$10,412	$12,091

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$505	$471
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	559	562
Amortization of utility plant to other operating expenses	20	17
Allowance for equity funds	(36)	(39)
Deferred income taxes and investment tax credits, net	35	(4)
Other, net	(2)	57
Changes in other operating assets and liabilities:
Trade receivables and other assets	(129)	(143)
Inventories	(7)	60
Accrued property, income and other taxes, net	121	71
Accounts payable and other liabilities	(85)	42
Net cash flows from operating activities	981	1,094

Cash flows from investing activities:
Capital expenditures	(888)	(740)
Purchases of marketable securities	(268)	(225)
Proceeds from sales of marketable securities	304	225
Other, net	(29)	5
Net cash flows from investing activities	(881)	(735)

Cash flows from financing activities:
Distribution to member	(187)	—
Repayments of long-term debt	(2)	(15)
Net change in note payable to affiliate	(7)	20
Other, net	102	(1)
Net cash flows from financing activities	(94)	4

Net change in cash and cash equivalents and restricted cash and cash equivalents	6	363
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	678	558
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$684	$921

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026.

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$681	$672
Restricted cash and cash equivalents in other current assets	3	6
Total cash and cash equivalents and restricted cash and cash equivalents	$684	$678

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, MidAmerican Funding had nonregulated property, plant and equipment, net, of $9 million as of June 30, 2026 and December 31, 2025.

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's provisions for income tax has been computed on a stand-alone basis and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, MidAmerican Funding had a net payable to BHE of $37 million and a net receivable from BHE of $79 million as of June 30, 2026 and December 31, 2025, respectively. MidAmerican Funding received net cash payments for income tax from BHE totaling $559 million and $475 million for each of the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S federal statutory income tax rate	$14	21.0%	$13	21.0%	$20	21.0%	$11	21.0%
State income tax, net of federal income tax	(2)	(3.0)	(1)	(1.6)	(3)	(3.2)	(1)	(1.9)
Energy-related tax credits	(205)	(305.9)	(191)	(309.7)	(427)	(454.1)	(427)	(790.7)
Other adjustments:
Effects of ratemaking	(1)	(0.5)	—	—	(1)	(1.1)	1	0.9
Other, net	1	0.5	(2)	(1.2)	—	—	(1)	(0.9)
Effective income tax rate	$(193)	(287.9)%	$(181)	(291.5)%	$(411)	(437.4)%	$(417)	(771.6)%

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

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,448	$8,547	$9,447	$8,672

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

Refer to Note 9 of MidAmerican Energy's Notes to Financial Statements.

(10)    Revenue from Contracts with Customers

Refer to Note 10 of MidAmerican Energy's Notes to Financial Statements.

(11)    Member's Equity

In June 2026, MidAmerican Funding paid $187 million in a cash distribution to its parent company, BHE.

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended June 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$760	$111	$1	$872
Cost of sales	146	50	—	196
Operations and maintenance	185	46	—	231
Depreciation and amortization	264	18	—	282
Property and other taxes	38	4	—	42
Operating income (loss)	127	(7)	1	121
Interest expense	(98)	(8)	(5)	(111)
Interest and dividend income	6	—	—	6
Income tax expense (benefit)	(190)	(3)	—	(193)
Other segment items(2)	42	8	1	51
Net income (loss)	$267	$(4)	$(3)	$260

Capital expenditures	$441	$29	$—	$470

	For the Six-Month Period Ended June 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,507	$501	$4	$2,012
Cost of sales	340	340	—	680
Operations and maintenance	366	85	—	451
Depreciation and amortization	523	36	—	559
Property and other taxes	81	9	—	90
Operating income	197	31	4	232
Interest expense	(194)	(17)	(9)	(220)
Interest and dividend income	11	1	—	12
Income tax expense (benefit)	(414)	4	(1)	(411)
Other segment items(2)	65	5	—	70
Net income (loss)	$493	$16	$(4)	$505

Capital expenditures	$835	$53	$—	$888

	For the Three-Month Period Ended June 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$743	$116	$1	$860
Cost of sales	153	57	1	211
Operations and maintenance	201	34	1	236
Depreciation and amortization	238	17	—	255
Property and other taxes	41	3	—	44
Operating income (loss)	110	5	(1)	114
Interest expense	(93)	(7)	(5)	(105)
Interest and dividend income	7	—	—	7
Income tax expense (benefit)	(180)	—	(1)	(181)
Other segment items(2)	41	5	—	46
Net income (loss)	$245	$3	$(5)	$243

Capital expenditures	$309	$25	$1	$335

	For the Six-Month Period Ended June 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,410	$461	$3	$1,874
Cost of sales	277	302	1	580
Operations and maintenance	394	67	2	463
Depreciation and amortization	528	34	—	562
Property and other taxes	81	7	—	88
Operating income	130	51	—	181
Interest expense	(186)	(15)	(9)	(210)
Interest and dividend income	13	1	—	14
Income tax expense (benefit)	(426)	10	(1)	(417)
Other segment items(2)	64	6	(1)	69
Net income (loss)	$447	$33	$(9)	$471

Capital expenditures	$683	$56	$1	$740

	As of
	June 30,	December 31,
	2026	2025
Assets:
Regulated electric	$27,171	$26,686
Regulated natural gas	2,181	2,224
Other(1)	11	8
Total assets	$29,363	$28,918

Goodwill:
Regulated electric	$1,191	$1,191
Regulated natural gas	79	79
Total goodwill	$1,270	$1,270
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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the second quarter of 2026 was $263 million, an increase of $18 million, or 7%, compared to 2025, primarily due to higher electric utility margin and a higher income tax benefit, partially offset by higher depreciation and amortization expense. Electric utility margin increased primarily due to higher usage and higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), offset by lower wholesale margin. Electric retail customer volumes increased 8% primarily due to higher customer usage for industrial customers. Wholesale electricity sales volumes decreased 5% due to unfavorable market conditions. Energy generated increased 5% primarily due to higher renewable-powered and coal-fueled generation, which contributed to lower energy purchased volumes of 10%. Natural gas retail customer sales increased 5% due to customer growth and higher usage for residential and commercial customers.

MidAmerican Energy's net income for the first six months of 2026 was $511 million, an increase of $34 million, or 7%, compared to 2025, primarily due to higher electric utility margin and lower operations and maintenance expense, partially offset by higher interest expense. Electric utility margin increased primarily due to higher usage and higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), offset by lower wholesale margin. Electric retail customer volumes increased 6% primarily due to higher customer usage for industrial customers. Lower renewable-powered generation from a lower wind resource resulted in decreased wholesale volumes of 4% and increased coal-fueled generation and energy purchased volumes. Natural gas retail customer sales decreased 5% due to the unfavorable impacts of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the second quarter of 2026 was $260 million, an increase of $17 million, or 7%, compared to 2025. MidAmerican Funding's net income for the first six months of 2026 was $505 million, an increase of $34 million, or 7%, compared to 2025. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Electric utility margin:
Operating revenue	$760	$743	$17	2%	$1,507	$1,410	$97	7%
Cost of fuel and energy	146	153	(7)	(5)	340	277	63	23
Electric utility margin	614	590	24	4%	1,167	1,133	34	3%

Natural gas utility margin:
Operating revenue	111	116	(5)	(4)%	501	461	40	9%
Natural gas purchased for resale	50	57	(7)	(12)	340	302	38	13
Natural gas utility margin	61	59	2	3%	161	159	2	1%

Utility margin	675	649	26	4%	1,328	1,292	36	3%

Other operating revenue	1	1	—	—%	4	3	1	33%
Other cost of sales	—	1	(1)	100	—	1	(1)	100
Operations and maintenance	231	235	(4)	(2)	451	462	(11)	(2)
Depreciation and amortization	282	255	27	11	559	562	(3)	(1)
Property and other taxes	42	44	(2)	(5)	90	88	2	2
Operating income	$121	$115	$6	5%	$232	$182	$50	27%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$760	$743	$17	2%	$1,507	$1,410	$97	7%
Cost of fuel and energy	146	153	(7)	(5)	340	277	63	23
Utility margin	$614	$590	$24	4%	$1,167	$1,133	$34	3%

Sales (GWhs):
Residential	1,521	1,454	67	5%	3,367	3,358	9	—%
Commercial	931	953	(22)	(2)	1,970	1,990	(20)	(1)
Industrial	5,620	5,076	544	11	10,702	9,718	984	10
Other	426	417	9	2	817	836	(19)	(2)
Total retail	8,498	7,900	598	8	16,856	15,902	954	6
Wholesale	3,379	3,563	(184)	(5)	7,605	7,936	(331)	(4)
Total sales	11,877	11,463	414	4%	24,461	23,838	623	3%

Average number of retail customers (in thousands)	844	837	7	1%	843	836	7	1%

Average revenue per MWh:
Retail	$78.67	$80.10	$(1.43)	(2)%	$74.65	$74.08	$0.57	1%
Wholesale	$19.76	$23.87	$(4.11)	(17)%	$25.91	$22.69	$3.22	14%

Heating degree days	486	511	(25)	(5)%	3,246	3,592	(346)	(10)%
Cooling degree days	364	348	16	5%	371	354	17	5%

Sources of energy (GWhs)(1):
Wind, solar and hydroelectric(2)	6,966	6,493	473	7%	14,556	14,830	(274)	(2)%
Coal	2,609	2,282	327	14	5,263	4,559	704	15
Nuclear	817	928	(111)	(12)	1,788	1,751	37	2
Natural gas	306	464	(158)	(34)	700	689	11	2
Total energy generated	10,698	10,167	531	5	22,307	21,829	478	2
Energy purchased	1,246	1,391	(145)	(10)	2,455	2,274	181	8
Total	11,944	11,558	386	3%	24,762	24,103	659	3%

Average cost of energy per MWh:
Energy generated(3)	$3.96	$6.74	$(2.78)	(41)%	$5.07	$6.20	$(1.13)	(18)%
Energy purchased	$82.63	$61.32	$21.31	35%	$92.21	$62.30	$29.91	48%

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of renewable energy credits or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$111	$116	$(5)	(4)%	$501	$461	$40	9%
Natural gas purchased for resale	50	57	(7)	(12)	340	302	38	13
Utility margin	$61	$59	$2	3%	$161	$159	$2	1%

Throughput (000's Dths):
Residential	5,837	5,543	294	5%	29,493	31,108	(1,615)	(5)%
Commercial	2,994	2,832	162	6	14,199	14,927	(728)	(5)
Industrial	1,282	1,299	(17)	(1)	2,869	3,076	(207)	(7)
Other	13	14	(1)	(7)	85	55	30	55
Total retail sales	10,126	9,688	438	5	46,646	49,166	(2,520)	(5)
Wholesale sales	4,494	3,977	517	13	16,352	14,373	1,979	14
Total sales	14,620	13,665	955	7	62,998	63,539	(541)	(1)
Natural gas transportation service	25,849	24,261	1,588	7	57,340	54,902	2,438	4
Total throughput	40,469	37,926	2,543	7%	120,338	118,441	1,897	2%

Average number of retail customers (in thousands)	820	804	16	2%	820	805	15	2%

Average revenue per retail Dth sold	$8.90	$9.73	$(0.83)	(9)%	$8.71	$7.89	$0.82	10%

Heating degree days	516	544	(28)	(5)%	3,448	3,737	(289)	(8)%

Average cost of natural gas per retail Dth sold	$3.93	$4.70	$(0.77)	(16)%	$5.85	$5.19	$0.66	13%

Combined retail and wholesale average cost of natural gas per Dth sold	$3.42	$4.12	$(0.70)	(17)%	$5.40	$4.75	$0.65	14%

Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025

MidAmerican Energy -

Electric utility margin increased $24 million, or 4%, for the second quarter of 2026 compared to 2025 primarily due to:
•a $38 million increase in retail utility margin primarily due to $26 million from higher customer usage and $13 million from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), offset by $4 million from price impacts related to changes in sales mix. Retail customer volumes increased 7.6%.
•This favorable variance was partially offset by a $13 million decrease in wholesale utility margin primarily due to a $10 million decrease in margin per unit reflecting lower market prices and a $3 million, or 5.2%, decrease in sales volumes.
Natural gas utility margin increased $2 million, or 3%, for the second quarter of 2026 compared to 2025 primarily due to customer growth and higher usage.

Operations and maintenance decreased $4 million, or 2%, for the second quarter of 2026 compared to 2025 primarily due to lower steam and natural gas generation costs of $20 million, partially offset by higher gas distribution costs of $5 million, higher nuclear generation costs of $4 million, higher renewable generation costs of $2 million, and higher technology costs of $2 million.

Depreciation and amortization increased $27 million, or 11%, for the second quarter of 2026 compared to 2025 primarily due to $18 million related to additional assets placed in-service and $9 million from higher Iowa revenue sharing accruals.

Property and other taxes decreased $2 million, or 5%, for the second quarter of 2026 compared to 2025 primarily due to lower replacement and wind turbine property taxes.

Interest expense increased $6 million, or 6%, for the second quarter of 2026 compared to 2025 primarily due to the debt issuance in November 2025.

Allowance for borrowed and equity funds decreased $3 million, or 10%, for the second quarter of 2026 compared to 2025 primarily due to lower construction work-in-progress balances related to wind-powered generation projects.

Other, net increased $6 million, or 26%, for the second quarter of 2026 compared to 2025 primarily due to higher cash surrender values of corporate-owned life insurance policies from favorable market performance.

Income tax benefit increased $15 million, or 8%, for the second quarter of 2026 compared to 2025. The effective tax rate was (276)% and (266)% for the three-month periods ended June 30, 2026 and 2025, respectively. The $15 million increase was primarily due to higher PTCs from higher wind generation of $17 million.

MidAmerican Funding -

Income tax benefit increased $12 million, or 7%, for the second quarter of 2026 compared to 2025. The effective tax rate was (288)% and (292)% for the three-month periods ended June 30, 2026 and 2025, respectively. The $12 million increase was primarily due to the factors discussed for MidAmerican Energy.

First Six Months of 2026 Compared to First Six Months of 2025

MidAmerican Energy -

Electric utility margin increased $34 million, or 3%, for the first six months of 2026 compared to 2025 primarily due to:
•$49 million increase in retail utility margin primarily due to $45 million from higher customer usage and $8 million from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), offset by $4 million from the unfavorable impact of weather. Retail customer volumes increased 6.0%; partially offset by
•a $14 million decrease in wholesale utility margin due to a $7 million decrease in margin per unit reflecting lower market prices and a $7 million, or 4.2%, decrease in sales volumes.

Natural gas utility margin increased $2 million, or 1%, for the first six months of 2026 compared to 2025 primarily due to:
•$3 million increase from higher base rates and $3 million from customer growth, partially offset by
•a $6 million decrease from the unfavorable impacts of weather.
Operations and maintenance decreased $11 million, or 2%, for the first six months of 2026 compared to 2025 primarily due to lower steam and natural gas generation costs of $17 million and lower electric distribution costs of $6 million, partially offset by higher gas distribution costs of $5 million and higher renewable generation costs of $5 million.

Depreciation and amortization decreased $3 million, or 1%, for the first six months of 2026 compared to 2025 primarily due to $42 million from lower Iowa revenue sharing accruals, partially offset by $33 million related to additional assets placed in-service and $6 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects.

Property and other taxes increased $2 million, or 2%, for the first six months of 2026 compared to 2025 primarily due to higher wind turbine property taxes, partially offset by lower replacement taxes.

Interest expense increased $10 million, or 5%, for the first six months of 2026 compared to 2025 primarily due to the debt issuance in November 2025.

Allowance for borrowed and equity funds decreased $5 million, or 9%, for the first six months of 2026 compared to 2025 primarily due to lower construction work-in-progress balances related to wind-powered generation projects.

Other, net increased $4 million, or 14%, for the first six months of 2026 compared to 2025 primarily due to higher cash surrender values of corporate-owned life insurance policies from favorable market performance.

Income tax benefit decreased $5 million, or 1%, for the first six months of 2026 compared to 2025. The effective tax rate was (288)% and (292)% for the six-month periods ended June 30, 2026 and 2025, respectively. The $5 million decrease was primarily due to higher pre-tax income.

MidAmerican Funding -

Income tax benefit decreased $6 million, or 1%, for the first six months of 2026 compared to 2025. The effective tax rate was (437)% and (772)% for the six-month periods ended June 30, 2026 and 2025, respectively. The $6 million decrease was primarily due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of June 30, 2026, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$678

Credit facilities, maturing 2027 and 2029	1,505
Less:
Tax-exempt bond support	(258)
Net credit facilities	1,247

MidAmerican Energy total net liquidity	$1,925

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,925
Cash and cash equivalents	3
MHC, Inc. credit facility, maturing 2027	4
MidAmerican Funding total net liquidity	$1,932

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025, were $986 million and $1,117 million, respectively. MidAmerican Funding's net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025, were $981 million and $1,094 million, respectively. Cash flows from operating activities reflect higher payments to vendors, higher payments related to fuel and energy costs, higher interest payments, and higher property tax payments, partially offset by higher collections from natural gas and electric customers and higher income tax receipts.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025, were $(881) million and $(735) million, respectively. MidAmerican Funding's net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025, were $(881) million and $(735) million, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the six-month periods ended June 30, 2026 and 2025 were $(100) million and $(16) million, respectively. MidAmerican Funding's net cash flows from financing activities for the six-month periods ended June 30, 2026 and 2025, were $(94) million and $4 million, respectively. In June 2026, MidAmerican Funding paid $187 million in cash distributions to its sole member, BHE. In 2026 and 2025, MidAmerican Energy repaid $2 million and $15 million of long-term debt, respectively. MidAmerican Funding paid $7 million in 2026 and received $20 million in 2025 through its note payable with BHE.

Debt Authorizations and Related Matters

Short-term Debt

MidAmerican Energy has authority from the FERC to issue, through April 2028, commercial paper and bank notes aggregating $1.5 billion. MidAmerican Energy has a $1.5 billion unsecured credit facility expiring in June 2029. The credit facility, which supports MidAmerican Energy's commercial paper program and its variable-rate tax-exempt bond obligations and provides for the issuance of letters of credit, has a variable interest rate based on the Secured Overnight Financing Rate, plus a spread that varies based on MidAmerican Energy's credit ratings for senior unsecured long-term debt securities. Additionally, MidAmerican Energy has a $5 million unsecured credit facility for general corporate purposes.

Long-term Debt and Preferred Stock

MidAmerican Energy currently has an effective shelf registration statement filed with the SEC to issue an unspecified amount of long-term debt securities and preferred stock through October 2028. MidAmerican Energy has authorization from the FERC to issue, through June 2027, long-term debt securities up to an aggregate of $2.1 billion and preferred stock up to an aggregate of $500 million. MidAmerican Energy has authorization from the Illinois Commerce Commission through April 2028, to issue long-term debt securities up to an aggregate of $2.75 billion and preferred stock up to an aggregate of $500 million.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026

Wind generation	$231	$228	$689
Electric distribution	154	156	417
Electric transmission	103	116	328
Solar generation	1	60	312
Other	251	328	784
Total	$740	$888	$2,530

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $2 million and $124 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $43 million for the remainder of 2026.
◦Repowering of wind-powered generating facilities totaling $180 million and $85 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the repowering of wind-powered generating facilities totals $395 million for the remainder of 2026. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities totaling $60 million and $1 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending totals $252 million for the remainder of 2026.
•Other expenditures primarily relate to the construction of new natural gas-powered generating facilities in Iowa and routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of June 30, 2026, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Note 9 of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of June 30, 2026, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
August 7, 2026

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$204	$22
Trade receivables, net	360	243
Amounts due from affiliate	15	40
Inventories	231	230
Regulatory assets	12	120
Prepayments	76	60
Other current assets	13	25
Total current assets	911	740

Property, plant and equipment, net	10,792	10,423
Regulatory assets	405	433
Other assets	376	379

Total assets	$12,484	$11,975

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$404	$536
Amounts due to affiliates	135	88
Accrued interest	48	48
Accrued property, income and other taxes	52	23
Accrued employee expenses	24	79
Short-term debt	—	50
Current portion of long-term debt	—	93
Regulatory liabilities	134	33
Customer deposits	75	56
Other current liabilities	128	61
Total current liabilities	1,000	1,067

Senior debt	3,306	3,305
Junior subordinated debt	297	297
Finance lease obligations	242	248
Regulatory liabilities	951	980
Deferred income taxes	808	837
Other long-term liabilities	688	551
Total liabilities	7,292	7,285

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,598	3,123
Retained earnings	1,595	1,568
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	5,192	4,690

Total liabilities and shareholder's equity	$12,484	$11,975

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Operating revenue	$694	$597	$1,185	$1,028

Operating expenses:
Cost of fuel and energy	332	300	572	513
Operations and maintenance	92	90	182	168
Depreciation and amortization	103	99	207	197
Property and other taxes	17	15	31	29
Total operating expenses	544	504	992	907

Operating income	150	93	193	121

Other income (expense):
Interest expense	(55)	(56)	(109)	(111)
Allowance for borrowed funds	5	6	10	10
Allowance for equity funds	12	12	22	20
Interest and dividend income	3	3	7	6
Other, net	5	5	10	8
Total other income (expense)	(30)	(30)	(60)	(67)

Income before income tax expense (benefit)	120	63	133	54
Income tax expense (benefit)	14	6	16	5
Net income	$106	$57	$117	$49

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2025	1,000	$—	$2,943	$1,313	$(1)	$4,255
Net income	—	—	—	57	—	57
Contributions	—	—	80	—	—	80
Balance, June 30, 2025	1,000	$—	$3,023	$1,370	$(1)	$4,392

Balance, December 31, 2024	1,000	$—	$2,943	$1,506	$(1)	$4,448
Net income	—	—	—	49	—	49
Dividends declared	—	—	—	(185)	—	(185)
Contributions	—	—	80	—	—	80
Balance, June 30, 2025	1,000	$—	$3,023	$1,370	$(1)	$4,392

Balance, March 31, 2026	1,000	$—	$3,323	$1,579	$(1)	$4,901
Net income	—	—	—	106	—	106
Dividends declared	—	—	—	(90)	—	(90)
Contributions	—	—	275	—	—	275
Balance, June 30, 2026	1,000	$—	$3,598	$1,595	$(1)	$5,192

Balance, December 31, 2025	1,000	$—	$3,123	$1,568	$(1)	$4,690
Net income	—	—	—	117	—	117
Dividends declared	—	—	—	(90)	—	(90)
Contributions	—	—	475	—	—	475
Balance, June 30, 2026	1,000	$—	$3,598	$1,595	$(1)	$5,192

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$117	$49
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	207	197
Allowance for equity funds	(22)	(20)
Deferred energy	68	46
Amortization of deferred energy	40	27
Other changes in regulatory assets and liabilities	109	(17)
Deferred income taxes and amortization of investment tax credits	(18)	(10)
Other, net	6	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(37)	(7)
Inventories	(1)	(26)
Accrued property, income and other taxes	10	103
Accounts payable and other liabilities	29	166
Net cash flows from operating activities	508	507

Cash flows from investing activities:
Capital expenditures	(679)	(632)
Proceeds from sale of assets	21	—
Net cash flows from investing activities	(658)	(632)

Cash flows from financing activities:
Proceeds from long-term debt	—	297
Repayments of long-term debt	(93)	—
Net repayment of short-term debt	(50)	—
Contributions from parent	475	80
Dividends paid	(90)	(185)
Other, net	85	(11)
Net cash flows from financing activities	327	181

Net change in cash and cash equivalents and restricted cash and cash equivalents	177	56
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	35	42
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$212	$98

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations Topic 818 which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related regulatory obligations. This guidance provides a framework for accounting for environmental credit assets, including those generated, purchased or received and environmental credit obligations. It also requires entities to assess the intended use of environmental credits, and, in certain cases, evaluate such credits for impairment. ASU 2026-02 introduces enhanced annual disclosure requirements related to environmental credits and associated obligations. The guidance is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings. Nevada Power is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$204	$22
Restricted cash and cash equivalents included in other current assets	8	13
Total cash and cash equivalents and restricted cash and cash equivalents	$212	$35

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2026	2025
Utility plant:
Generation	30 - 65 years	$5,619	$5,542
Transmission	55 - 75 years	1,879	1,886
Distribution	24 - 70 years	5,190	5,031
Intangible plant and other	5 - 65 years	1,000	951
Utility plant		13,688	13,410
Accumulated depreciation and amortization		(4,547)	(4,383)
Utility plant, net		9,141	9,027
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		9,142	9,028
Construction work-in-progress		1,650	1,395
Property, plant and equipment, net		$10,792	$10,423
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

Credit Facilities

In June 2026, Nevada Power amended its existing $600 million secured credit facility expiring in June 2028. The amendment extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Nevada Power had a net payable to BHE of $7 million and a net receivable of $3 million as of June 30, 2026 and December 31, 2025, respectively. Nevada Power made net cash payments for federal income taxes to BHE of $18 million and received cash refunds for federal income taxes from BHE of $93 million for the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. Federal statutory income tax rate	$25	21.0%	$13	21.0%	$28	21.0%	$11	21.0%
Energy-related tax credits	(7)	(5.9)	(4)	(6.7)	(8)	(5.9)	(4)	(7.3)
Effects of ratemaking(1)	(4)	(3.3)	(3)	(5.3)	(4)	(3.2)	(2)	(4.5)
Effective income tax rate	$14	11.8%	$6	9.0%	$16	11.9%	$5	9.2%
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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2026	2025
Qualified Pension Plan:
Other assets	$47	$46

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other assets	17	16

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of June 30, 2026
Not designated as hedging contracts(1):
Commodity liabilities	$(31)	$(18)	$(49)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity liabilities	$(27)	$(14)	$(41)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of June 30, 2026, a regulatory asset of $49 million was recorded related to the net derivative liability of $49 million. As of December 31, 2025, a regulatory asset of $41 million was recorded related to the net derivative liability of $41 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2026	2025

Electricity purchases	Megawatt hours	4	2
Natural gas purchases	Decatherms	143	131

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2026, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for subordinated debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $3 million and $5 million as of June 30, 2026, and December 31, 2025, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Assets:
Money market mutual funds	$189	$—	$—	$189
Investment funds	6	—	—	6
	$195	$—	$—	$195

Liabilities:
Commodity derivatives	$—		$(49)	$(49)

As of December 31, 2025:
Assets:
Money market mutual funds	$19	$—	$—	$19
Investment funds	5	—	—	5
	$24	$—	$—	$24

Liabilities:
Commodity derivatives	$—	$—	$(41)	$(41)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of June 30, 2026, and December 31, 2025, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Beginning balance	$(51)	$(73)	$(41)	$(57)
Changes in fair value recognized in regulatory assets	1	(8)	(13)	(32)
Settlements	1	3	5	11
Ending balance	$(49)	$(78)	$(49)	$(78)

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

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,603	$3,557	$3,695	$3,688

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

Accrual for Customer Refunds

Nevada Power's accrual in connection with customer refunds arising from regulatory proceedings, reflecting its commitment to transparency and regulatory compliance, was $46 million as of June 30, 2026 and December 31, 2025. Nevada Power filed an Offer of Compromise with the PUCN in January 2026 to settle the regulatory proceedings, inclusive of the amount accrued in 2025, that was accepted by the PUCN in February 2026. Refunds were made in July 2026.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Customer Revenue:
Retail:
Residential	$370	$314	$604	$531
Commercial	146	128	264	226
Industrial	155	133	273	230
Other	4	1	8	1
Total fully bundled	675	576	1,149	988
Distribution only service	3	4	7	8
Total retail	678	580	1,156	996
Wholesale, transmission and other	15	16	27	31
Total Customer Revenue	693	596	1,183	1,027
Other revenue	1	1	2	1
Total operating revenue	$694	$597	$1,185	$1,028

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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

Net income for the second quarter of 2026 was $106 million, an increase of $49 million compared to 2025 primarily due to higher electric utility margin. These items were partially offset by increased income tax expense, increased depreciation and amortization expense and higher operations and maintenance expense. Utility margin increased primarily due to higher retail rates, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher other retail revenue. Retail customer volumes, including distribution only service customers, increased 2% primarily due to the favorable impact of weather, customer usage patterns and an increase in the average number of customers. Energy generated volumes decreased 1% for the second quarter of 2026 compared to 2025 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes decreased 7% and energy purchased volumes increased 8%.

Net income for the first six months of 2026 was $117 million, an increase of $68 million compared to 2025 primarily due to higher electric utility margin, higher allowance for equity funds and lower interest expense. These items were partially offset by higher operations and maintenance expense, increased depreciation and amortization expense and increased income tax expense. Utility margin increased primarily due to higher retail rates lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and other retail revenue. Retail customer volumes, including distribution only service customers, increased 3% primarily due to the favorable impact of weather, customer usage patterns and an increase in the average number of customers. Energy generated volumes decreased 4% for the first six months of 2026 compared to 2025 primarily due to lower natural gas-fueled generation. Wholesale electricity sales volumes decreased 24% and energy purchased volumes were consistent with the prior year.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin:
Operating revenue	$694	$597	$97	16%	$1,185	$1,028	$157	15%
Cost of fuel and energy	332	300	32	11	572	513	59	12
Utility margin	362	297	65	22	613	515	98	19
Operations and maintenance	92	90	2	2	182	168	14	8
Depreciation and amortization	103	99	4	4	207	197	10	5
Property and other taxes	17	15	2	13	31	29	2	7
Operating income	$150	$93	$57	61%	$193	$121	$72	60%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$694	$597	$97	16%	$1,185	$1,028	$157	15%
Cost of fuel and energy	332	300	32	11	572	513	59	12
Utility margin	$362	$297	$65	22%	$613	$515	$98	19%

Sales (GWhs):
Residential	2,757	2,629	128	5%	4,401	4,162	239	6%
Commercial	1,305	1,318	(13)	(1)	2,346	2,315	31	1
Industrial	1,655	1,618	37	2	3,083	3,015	68	2
Other	43	42	1	2	87	81	6	7
Total fully bundled(1)	5,760	5,607	153	3	9,917	9,573	344	4
Distribution only service	709	708	1	—	1,382	1,358	24	2
Total retail	6,469	6,315	154	2	11,299	10,931	368	3
Wholesale	125	134	(9)	(7)	175	230	(55)	(24)
Total GWhs sold	6,594	6,449	145	2%	11,474	11,161	313	3%

Average number of retail customers (in thousands)	1,063	1,051	12	1%	1,061	1,049	12	1%

Average revenue per MWh:
Retail - fully bundled(1)	$117.07	$102.72	$14.35	14%	$115.90	$103.23	$12.67	12%
Wholesale	$18.35	$35.53	$(17.18)	(48)%	$22.83	$39.44	$(16.61)	(42)%

Heating degree days	19	56	(37)	(66)%	615	973	(358)	(37)%
Cooling degree days	1,374	1,389	(15)	(1)%	1,667	1,449	218	15%

Sources of energy (GWhs)(2)(3):
Natural gas	3,633	3,655	(22)	(1)%	6,730	6,978	(248)	(4)%
Renewables	133	135	(2)	(1)	210	226	(16)	(7)
Total energy generated	3,766	3,790	(24)	(1)	6,940	7,204	(264)	(4)
Energy purchased	2,371	2,202	169	8	3,480	3,493	(13)	—
Total	6,137	5,992	145	2%	10,420	10,697	(277)	(3)%

Average cost of energy per MWh(2)(4):
Energy generated	$17.01	$25.93	$(8.92)	(34)%	$29.24	$29.87	$(0.63)	(2)%
Energy purchased	$112.88	$91.39	$21.49	24%	$105.95	$85.13	$20.82	24%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 266 GWhs and 42 GWhs of gas generated energy that is purchased at cost by related parties for the second quarter of 2026 and 2025, respectively. The average cost of energy per MWh and sources of energy excludes 500 GWhs and 154 GWhs of gas generated energy that is purchased at cost by related parties for the first six months of 2026 and 2025, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025

Utility margin increased $65 million, or 22%, for the second quarter of 2026 compared to 2025 primarily due to:
•$46 million of higher electric retail utility margin primarily due to higher retail rates from the 2025 regulatory rate review with new rates effective October 2025 and higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 2.4% primarily due to favorable changes in weather, customer usage patterns and an increase in the average number of customers;
•$16 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings; and
•$3 million of higher other retail revenue from lower regulatory amortizations.
Operations and maintenance increased $2 million, or 2%, for the second quarter of 2026 compared to 2025 primarily due to higher plant operations and maintenance and higher regulatory amortizations from the 2025 regulatory rate review, partially offset by lower general and administrative costs primarily from decreased technology costs.

Depreciation and amortization increased $4 million, or 4%, for the second quarter of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Income tax expense increased $8 million for the second quarter of 2026 compared to 2025. The effective tax rate was 12% and 10% for the three-month periods ended June 30, 2026 and 2025, respectively. The $8 million increase was primarily due to higher pre-tax income, partially offset by higher PTCs and ITCs and the effects of ratemaking.

First Six Months of 2026 Compared to First Six Months of 2025

Utility margin increased $98 million, or 19%, for the first six months of 2026 compared to 2025 primarily due to:
•$72 million of higher electric retail utility margin primarily due to higher retail rates from the 2025 regulatory rate review with new rates effective October 2025 and higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 3.4% primarily due to favorable changes in weather, customer usage patterns and an increase in the average number of customers;
•$16 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings;
•$6 million of higher other retail revenue from lower regulatory amortizations; and
•$4 million of higher energy efficiency implementation revenue.
Operations and maintenance increased by $14 million, or 8%, for the first six months of 2026 compared to 2025 primarily due to increased plant operations and maintenance and increased regulatory amortizations from the 2025 regulatory rate review, partially offset by decreased general and administrative costs primarily from decreased technology costs.

Depreciation and amortization increased $10 million, or 5%, for the first six months of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense decreased $2 million, or 2%, for the first six months of 2026 compared to 2025 primarily due to lower lease interest expense and lower carrying charges on regulatory balances.

Allowance for borrowed funds and allowance for equity funds increased $2 million, or 7%, for the first six months of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Income tax expense increased $11 million for the first six months of 2026 compared to 2025. The effective tax rate was 12% in 2026 and 9% in 2025. The $11 million increase was primarily due to higher pre-tax income, partially offset by higher PTCs and ITCs and the effects of ratemaking.

Liquidity and Capital Resources

As of June 30, 2026, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$204

Credit facility, maturing 2029	600
Less:
Short-term debt	—
Net credit facility	600

Total net liquidity	$804

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025, were $508 million and $507 million, respectively. The change was primarily due to the timing of payments for operating costs and lower payments related to fuel and energy costs, partially offset by lower collections from customers and higher income tax payments.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025, were $(658) million and $(632) million, respectively. The change was primarily due to increased capital expenditures, partially offset by proceeds from sale of assets. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the six-month periods ended June 30, 2026 and 2025, were $327 million and $181 million, respectively. The change was primarily due to higher contributions from NV Energy, Inc., lower dividends paid to NV Energy, Inc. and higher customer receipts from contributions in aid of construction, partially offset by lower net proceeds from the issuance of junior subordinated debt and higher payments of debt.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

In July 2026, Nevada Power paid a dividend to NV Energy, Inc. of $100 million.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $5.5 billion (excluding borrowings under Nevada Power's $600 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. As of June 30, 2026, approximately $1.8 billion of debt capacity remains available under this authorization. Nevada Power currently has an effective shelf registration statement filed with the SEC to issue an additional $1.8 billion of general and refunding mortgage securities and unsecured debt securities through December 2027.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026

Electric transmission	$233	$194	$640
Electric distribution	182	188	428
Solar generation and electric battery storage	19	25	37
Wildfire prevention	7	12	28
Other	191	260	464
Total	$632	$679	$1,597

Nevada Power receives PUCN approval through its IRP filings for various projects and has included estimates from IRP filings as well as potential future filings in its forecast capital expenditures for 2026. These estimates are likely to change as a result of the RFP process, continued evaluation and future IRP filing refinements. Nevada Power's capital expenditures include the following:
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program totaling $170 million and $218 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the Greenlink Nevada transmission expansion program expected to be placed in-service in 2027 and 2028 totals $410 million for the remainder of 2026. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand. Growth expenditures include spending on new customer connections totaling $71 million and $74 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for new customer connections totals $64 million for the remainder of 2026.
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
•Other includes both growth and operating expenditures including spending for infrastructure needed to serve existing and expected demand, routine capital expenditures for generation, information technology expenditures and other operating projects.

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

2026 Joint Triennial Integrated Resource Plan

In May 2026, the Nevada Utilities filed with the PUCN a joint application for approval of their 2027-2046 Triennial Integrated Resource Plan and 2027-2029 Energy Supply Plan. The joint application seeks approval of 23 third-party power purchase agreements which consists of approximately 4,550 megawatts of renewable generation and 5,405 megawatts of battery storage, 1,223 megawatts of thermal generation and related transmission facilities to address anticipated load growth. Hearings are scheduled in September, October and November 2026.

Material Cash Requirements

As of June 30, 2026, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 5 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of June 30, 2026, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 7, 2026

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$124	$5
Trade receivables, net	118	108
Income taxes receivable	121	—
Amounts due from affiliates	98	196
Inventories	156	151
Regulatory assets	54	56
Prepayments	64	20
Other current assets	10	19
Total current assets	745	555

Property, plant and equipment, net	6,788	6,056
Regulatory assets	217	218
Other assets	224	216

Total assets	$7,974	$7,045

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$456	$519
Amounts due to affiliate	69	208
Accrued employee expenses	18	85
Current portion of long-term debt	—	410
Regulatory liabilities	92	72
Customer deposits	64	45
Other current liabilities	94	40
Total current liabilities	793	1,379

Long-term debt	1,117	1,116
Junior subordinated debt	1,039	446
Regulatory liabilities	433	391
Deferred income taxes	359	390
Other long-term liabilities	698	342
Total liabilities	4,439	4,064

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,051	2,561
Retained earnings	485	421
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	3,535	2,981

Total liabilities and shareholder's equity	$7,974	$7,045

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Operating revenue:
Regulated electric	$262	$235	$497	$471
Regulated natural gas	18	23	55	72
Total operating revenue	280	258	552	543

Operating expenses:
Cost of fuel and energy	127	110	240	225
Cost of natural gas purchased for resale	4	9	22	37
Operations and maintenance	69	61	140	121
Depreciation and amortization	48	40	93	80
Property and other taxes	6	6	13	12
Total operating expenses	254	226	508	475

Operating income	26	32	44	68

Other income (expense):
Interest expense	(36)	(24)	(67)	(48)
Allowance for borrowed funds	9	3	17	6
Allowance for equity funds	28	9	53	19
Interest and dividend income	3	3	7	6
Other, net	3	2	7	4
Total other income (expense)	7	(7)	17	(13)

Income before income tax expense (benefit)	33	25	61	55
Income tax expense (benefit)	(3)	3	(2)	6
Net income	$36	$22	$63	$49

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2025	1,000	$—	$2,001	$402	$(1)	$2,402
Net income	—	—	—	22	—	22
Contributions	—	—	120	—	—	120
Other equity transactions	—	—	—	1	—	1
Balance, June 30, 2025	1,000	$—	$2,121	$425	$(1)	$2,545

Balance, December 31, 2024	1,000	$—	$1,726	$375	$(1)	$2,100
Net income	—	—	—	49	—	49
Contributions	—	—	395	—	—	395
Other equity transactions	—	—	—	1	—	1
Balance, June 30, 2025	1,000	$—	$2,121	$425	$(1)	$2,545

Balance, March 31, 2026	1,000	$—	$2,861	$449	$(1)	$3,309
Net income	—	—	—	36	—	36
Contributions	—	—	190	—	—	190
Balance, June 30, 2026	1,000	$—	$3,051	$485	$(1)	$3,535

Balance, December 31, 2025	1,000	$—	$2,561	$421	$(1)	$2,981
Net income	—	—	—	63	—	63
Contributions	—	—	490	—	—	490
Other equity transactions	—	—	—	1	—	1
Balance, June 30, 2026	1,000	$—	$3,051	$485	$(1)	$3,535

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$63	$49
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	(1)	—
Depreciation and amortization	93	80
Allowance for equity funds	(53)	(19)
Deferred energy	34	43
Amortization of deferred energy	(11)	(6)
Other changes in regulatory assets and liabilities	4	12
Deferred income taxes and amortization of investment tax credits	188	(14)
Other, net	4	(2)
Changes in other operating assets and liabilities:
Trade receivables and other assets	61	33
Inventories	(6)	(7)
Accrued property, income and other taxes	(118)	(7)
Accounts payable and other liabilities	(166)	(26)
Net cash flows from operating activities	92	136

Cash flows from investing activities:
Capital expenditures	(715)	(514)
Proceeds from sale of asset	5	—
Net cash flows from investing activities	(710)	(514)

Cash flows from financing activities:
Proceeds from long-term debt	595	—
Repayments of long-term debt	(410)	—
Contributions from parent	490	395
Other, net	60	(5)
Net cash flows from financing activities	735	390

Net change in cash and cash equivalents and restricted cash and cash equivalents	117	12
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	10	24
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$127	$36

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026.

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

In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations Topic 818 which establishes guidance on the recognition, measurement, presentation and disclosure of environmental credits and related regulatory obligations. This guidance provides a framework for accounting for environmental credit assets, including those generated, purchased or received and environmental credit obligations. It also requires entities to assess the intended use of environmental credits, and, in certain cases, evaluate such credits for impairment. ASU 2026-02 introduces enhanced annual disclosure requirements related to environmental credits and associated obligations. The guidance is effective for annual periods beginning after December 15, 2027. Early adoption is permitted and should be applied on a retrospective basis through a cumulative effect adjustment to the opening balance of retained earnings. Sierra Pacific is currently evaluating the impact of adopting this guidance on its Consolidated Financial Statements and disclosures included within Notes to Consolidated Financial Statements.

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$124	$5
Restricted cash and cash equivalents included in other current assets	3	5
Total cash and cash equivalents and restricted cash and cash equivalents	$127	$10

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	June 30,	December 31,
		2026	2025
Utility plant:
Generation	25 - 70 years	$1,862	$1,413
Transmission	50 - 76 years	1,385	1,321
Electric distribution	20 - 76 years	2,378	2,298
Electric intangible plant and other	5 - 65 years	197	189
Natural gas distribution	35 - 70 years	614	591
Natural gas intangible plant and other	5 - 65 years	19	19
Common other	5 - 65 years	475	461
Utility plant		6,930	6,292
Accumulated depreciation and amortization		(2,285)	(2,296)
		4,645	3,996
Construction work-in-progress		2,143	2,060
Property, plant and equipment, net		$6,788	$6,056

(5)    Recent Financing Transactions

Junior Subordinated Debt

In March 2026, Sierra Pacific issued $600 million of its 6.375% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 2056. Sierra Pacific will pay interest on the junior subordinated notes at a rate of 6.375% through September 2031, subject to a reset every five years not to reset below 6.375%.

Credit Facilities

In June 2026, Sierra Pacific amended its existing $400 million secured credit facility expiring in June 2028. The amendment extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Sierra Pacific had a net receivable from BHE of $121 million and $— million as of June 30, 2026 and December 31, 2025, respectively. Sierra Pacific received net cash refunds for federal income taxes from BHE of $70 million and made net cash payments for federal income tax to BHE of $30 million for the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$7	21.0%	$6	21.0%	$13	21.0%	$12	21.0%
Energy-related tax credits	(2)	(7.0)	—	—	(2)	(3.8)	—	—
Effects of ratemaking(1)	(8)	(22.5)	(3)	(9.9)	(13)	(20.8)	(6)	(9.6)
Effective income tax rate	$(3)	(8.5)%	$3	11.1%	$(2)	(3.6)%	$6	11.4%
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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	June 30,	December 31,
	2026	2025
Qualified Pension Plan:
Other assets	$75	$72

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(5)	(5)

Other Postretirement Plans:
Other assets	5	2

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Long-term	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of June 30, 2026
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(9)	$(5)	$(14)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$—	$1
Commodity liabilities	—	(8)	(4)	(12)
Total derivative - net basis	$1	$(8)	$(4)	$(11)
(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of June 30, 2026, a net regulatory asset of $14 million was recorded related to the net derivative liability of $14 million. As of December 31, 2025, a net regulatory asset of $11 million was recorded related to the net derivative liability of $11 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	June 30,	December 31,
	Measure	2026	2025

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	75	75

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of June 30, 2026, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for subordinated debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million as of June 30, 2026, and $1 million December 31, 2025, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Assets:
Money market mutual funds	$156	$—	$—	$156
Investment funds	1	—	—	1
	$157	$—	$—	$157

Liabilities:
Commodity derivatives	$—	$—	$(14)	$(14)

As of December 31, 2025:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	14	—	—	14
Investment funds	1	—	—	1
	$15	$—	$1	$16

Liabilities:
Commodity derivatives	$—	$—	$(12)	$(12)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of June 30, 2026, and December 31, 2025, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Beginning balance	$(15)	$(19)	$(11)	$(13)
Changes in fair value recognized in regulatory assets	—	(3)	(4)	(10)
Settlements	1	—	1	1
Ending balance	$(14)	$(22)	$(14)	$(22)

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

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,156	$2,152	$1,972	$1,967

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

Accrual for Customer Refunds

Sierra Pacific's accrual in connection with customer refunds arising from regulatory proceedings, reflecting its commitment to transparency and regulatory compliance, was $14 million as of June 30, 2026 and December 31, 2025. Sierra Pacific filed an Offer of Compromise with the PUCN in January 2026 to settle the regulatory proceedings, inclusive of the amount accrued in 2025, that was accepted by the PUCN in February 2026. Refunds were made in July 2026.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended June 30,
	2026			2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$88	$14	$102	$80	$15	$95
Commercial	87	4	91	83	5	88
Industrial	70	2	72	56	2	58
Other	1	1	2	—	1	1
Total fully bundled	246	21	267	219	23	242
Distribution only service	2	—	2	2	—	2
Total retail	248	21	269	221	23	244
Wholesale, transmission and other	13	(3)	10	13	—	13
Total Customer Revenue	261	18	279	234	23	257
Other revenue	1	—	1	1	—	1
Total operating revenue	$262	$18	$280	$235	$23	$258

	Six-Month Periods
	Ended June 30,
	2026			2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$177	$37	$214	$173	$47	$220
Commercial	159	13	172	156	18	174
Industrial	122	4	126	104	6	110
Other	2	1	3	2	1	3
Total fully bundled	460	55	515	435	72	507
Distribution only service	4	—	4	4	—	4
Total retail	464	55	519	439	72	511
Wholesale, transmission and other	32	—	32	31	—	31
Total Customer Revenue	496	55	551	470	72	542
Other revenue	1	—	1	1	—	1
Total operating revenue	$497	$55	$552	$471	$72	$543
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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended June 30, 2026
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$262	$18	$280
Cost of sales	127	4	131
Operations and maintenance	63	6	69
Depreciation and amortization	44	4	48
Interest expense	34	2	36
Interest and dividend income	3	—	3
Income tax expense (benefit)	(4)	1	(3)
Other segment items(1)	34	—	34
Net income	$35	$1	$36

Capital expenditures	$433	$31	$464

	For the Six-Month Period Ended June 30, 2026
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$497	$55	$552
Cost of sales	240	22	262
Operations and maintenance	130	10	140
Depreciation and amortization	84	9	93
Interest expense	62	5	67
Interest and dividend income	7	—	7
Income tax expense (benefit)	(4)	2	(2)
Other segment items(1)	63	1	64
Net income	$55	$8	$63

Capital expenditures	$668	$47	$715

	For the Three-Month Period Ended June 30, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$235	$23	$258
Cost of sales	110	9	119
Operations and maintenance	54	7	61
Depreciation and amortization	35	5	40
Interest expense	22	2	24
Interest and dividend income	3	—	3
Income tax expense (benefit)	3	—	3
Other segment items(1)	8	—	8
Net income	$22	$—	$22

Capital expenditures	$315	$26	$341

	For the Six-Month Period Ended June 30, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$471	$72	$543
Cost of sales	225	37	262
Operations and maintenance	107	14	121
Depreciation and amortization	70	10	80
Interest expense	44	4	48
Interest and dividend income	6	—	6
Income tax expense (benefit)	6	—	6
Other segment items(1)	18	(1)	17
Net income	$43	$6	$49

Capital expenditures	$474	$40	$514

	As of
	June 30,	December 31,
	2026	2025
Assets:
Regulated electric	$7,286	$6,541
Regulated natural gas	552	485
Regulated common assets(2)	136	19
Total assets	$7,974	$7,045

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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

Net income for the second quarter of 2026 was $36 million, an increase of $14 million compared to 2025 primarily due to higher allowance for borrowed and equity funds, an increase in electric utility margin and lower tax expense. These items are partially offset by higher interest expense, higher depreciation and amortization expense and higher operations and maintenance expense. Electric utility margin increased primarily due to increased retail customer volumes, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher transmission and wholesale revenue. Electric retail customer volumes, including distribution only service customers, increased by 9% primarily due to favorable usage patterns and an increase in the average number of customers. Energy generated volumes decreased 21% for the second quarter of 2026 compared to 2025 primarily due to lower coal generation. Wholesale electricity sales volumes decreased 19% and energy purchased volumes increased 42%.

Net income for the first six months of 2026 was $63 million, an increase of $14 million compared to 2025 primarily due to higher allowance for borrowed and equity funds, an increase in electric utility margin and lower tax expense. These items are partially offset by higher operations and maintenance, higher interest expense, higher depreciation and amortization expense and a decrease in gas utility margin. Electric utility margin increased primarily due to lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings, increased retail customer volumes and higher transmission and wholesale revenue. Electric retail customer volumes, including distribution only service customers, increased by 6% primarily due to favorable usage patterns and an increase in the average number of customers. Natural gas utility margin decreased primarily due to the unfavorable impact of weather. Energy generated volumes decreased 8% for the first six months of 2026 compared to 2025 primarily due to lower coal generation. Wholesale electricity sales volumes decreased 17% and energy purchased volumes increased 27%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Electric utility margin:
Operating revenue	$262	$235	$27	11%	$497	$471	$26	6%
Cost of fuel and energy	127	110	17	15	240	225	15	7
Electric utility margin	135	125	10	8%	257	246	11	4%

Natural gas utility margin:
Operating revenue	18	23	(5)	(22)%	55	72	(17)	(24)%
Natural gas purchased for resale	4	9	(5)	(56)	22	37	(15)	(41)
Natural gas utility margin	14	14	—	—%	33	35	(2)	(6)%

Utility margin	149	139	10	7%	290	281	9	3%

Operations and maintenance	69	61	8	13%	140	121	19	16%
Depreciation and amortization	48	40	8	20	93	80	13	16
Property and other taxes	6	6	—	—	13	12	1	8
Operating income	$26	$32	$(6)	(19)%	$44	$68	$(24)	(35)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$262	$235	$27	11%	$497	$471	$26	6%
Cost of fuel and energy	127	110	17	15	240	225	15	7
Utility margin	$135	$125	$10	8%	$257	$246	$11	4%

Sales (GWhs):
Residential	626	607	19	3%	1,273	1,277	(4)	—%
Commercial	805	799	6	1	1,524	1,510	14	1
Industrial	886	718	168	23	1,673	1,409	264	19
Other	2	2	—	—	4	4	—	—
Total fully bundled(1)	2,319	2,126	193	9	4,474	4,200	274	7
Distribution only service	743	686	57	8	1,468	1,392	76	5
Total retail	3,062	2,812	250	9	5,942	5,592	350	6
Wholesale	113	139	(26)	(19)	281	337	(56)	(17)
Total GWhs sold	3,175	2,951	224	8%	6,223	5,929	294	5%

Average number of retail customers (in thousands)	390	385	5	1%	389	385	4	1%

Average revenue per MWh:
Retail - fully bundled(1)	$106.24	$103.19	$3.05	3%	$102.84	$103.53	$(0.69)	(1)%
Wholesale	$53.61	$54.64	$(1.03)	(2)%	$67.76	$57.80	$9.96	17%

Heating degree days	526	485	41	8%	2,223	2,609	(386)	(15)%
Cooling degree days	315	322	(7)	(2)%	317	322	(5)	(2)%

Sources of energy (GWhs)(2):
Natural gas	1,076	1,096	(20)	(2)%	2,306	2,075	231	11%
Coal	—	264	(264)	(100)	5	437	(432)	(99)
Renewables	2	3	(1)	(33)	3	4	(1)	(25)
Total energy generated	1,078	1,363	(285)	(21)	2,314	2,516	(202)	(8)
Energy purchased	1,375	971	404	42	2,126	1,668	458	27
Total	2,453	2,334	119	5%	4,440	4,184	256	6%

Average cost of energy per MWh(3):
Energy generated	$22.51	$34.40	$(11.89)	(35)%	$32.52	$39.91	$(7.39)	(19)%
Energy purchased	$74.97	$64.50	$10.47	16%	$77.66	$74.51	$3.15	4%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Second Quarter				First Six Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$18	$23	$(5)	(22)%	$55	$72	$(17)	(24)%
Natural gas purchased for resale	4	9	(5)	(56)	22	37	(15)	(41)
Utility margin	$14	$14	$—	—%	$33	$35	$(2)	(6)%

Sold (000's Dths):
Residential	1,597	1,575	22	1%	5,571	6,303	(732)	(12)%
Commercial	873	856	17	2	2,943	3,283	(340)	(10)
Industrial	377	454	(77)	(17)	1,172	1,272	(100)	(8)
Total retail	2,847	2,885	(38)	(1)%	9,686	10,858	(1,172)	(11)%

Average number of retail customers (in thousands)	189	187	2	1%	189	187	2	1%

Average revenue per retail Dth sold	$6.31	$7.98	$(1.67)	(21)%	$5.69	$6.65	$(0.96)	(14)%

Heating degree days	526	485	41	8%	2,223	2,609	(386)	(15)%

Average cost of natural gas per retail Dth sold	$1.21	$3.00	$(1.79)	(60)%	$2.21	$3.41	$(1.20)	(35)%

Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025

Electric utility margin increased $10 million, or 8%, for the second quarter of 2026 compared to 2025 primarily due to:
•$6 million of higher electric retail utility margin primarily due to increased retail customer volumes. Retail customer volumes, including distribution only service customers, increased 8.9% primarily due to favorable customer usage patterns and an increase in the average number of customers;
•$3 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings; and
•$2 million of higher transmission and wholesale margin primarily related to a decrease in deferred energy costs.
The increase in electric utility margin was partially offset by:
•$1 million reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan (TAMP) project as directed by the 2024 Sierra Pacific regulatory rate review.

Operations and maintenance increased $8 million, or 13%, for the second quarter of 2026 compared to 2025 primarily due to increased insurance expense due to additional wildfire coverage and higher premiums associated with third-party liability coverage, increased plant operations and maintenance, partially offset by decreased general and administrative costs primarily from decreased technology costs.

Depreciation and amortization increased $8 million, or 20%, for the second quarter of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense increased $12 million, or 50%, for the second quarter of 2026 compared to 2025 primarily due to higher long-term debt.

Allowance for borrowed and equity funds increased $25 million, for the second quarter of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Income tax expense decreased $6 million for the second quarter of 2026 compared to 2025. The effective tax rate was (9)% and 12% for the three-month periods ended June 30, 2026 and 2025, respectively. The $6 million decrease was primarily due to higher benefits from the effects of ratemaking and higher ITCs.

First Six Months of 2026 Compared to First Six Months of 2025

Electric utility margin increased $11 million, or 4%, for the first six months of 2026 compared to 2025 primarily due to:
•$6 million of higher wholesale and transmission margin primarily related to a decrease in deferred energy costs;
•$4 million of higher electric retail utility margin primarily due to increased retail customer volumes. Retail customer volumes, including distribution only service customers, increased 6.3% primarily due to favorable customer usage patterns and an increase in the average number of customers; and
•$3 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings.
The increase in electric utility margin was partially offset by:
•$2 million reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan (TAMP) project as directed by the 2024 Sierra Pacific regulatory rate review.
Natural gas utility margin decreased $2 million, or 6%, for the first six months of 2026 compared to 2025 primarily due to unfavorable customer usage patterns and impact of weather.

Operations and maintenance increased $19 million, or 16%, for the first six months of 2026 compared to 2025 primarily due to increased insurance expense due to additional wildfire coverage and higher premiums associated with third-party liability coverage and increased plant operations and maintenance, partially offset by decreased regulatory amortizations, decreased general and administrative costs primarily from decreased technology costs.

Depreciation and amortization increased $13 million, or 16%, for the first six months of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense increased $19 million, or 40%, for the first six months of 2026 compared to 2025 primarily due to higher long-term debt.

Allowance for borrowed and equity funds increased $45 million for the first six months of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Income tax expense decreased $8 million for the first six months of 2026 compared to 2025. The effective tax rate was (3)% in 2026 and 11% in 2025. The $8 million decrease was primarily due to higher benefits from the effects of ratemaking and higher ITCs.

Liquidity and Capital Resources

As of June 30, 2026, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$124

Credit facility, maturing 2029	400
Less:
Short-term debt	—
Net credit facility	400

Total net liquidity	$524

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025, were $92 million and $136 million, respectively. The change was primarily due to the timing of payments for operating costs and higher payments related to fuel and energy costs, partially offset by increased collections from customers and lower interest payments.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025, were $(710) million and $(514) million, respectively. The change was primarily due to increased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the six-month periods ended June 30, 2026 and 2025, were $735 million and $390 million, respectively. The change was primarily due to higher proceeds from the issuance of junior subordinated debt, higher contributions from NV Energy, Inc. and higher customer receipts from contributions in aid of construction, offset by higher repayment of debt.

Debt Authorizations

Sierra Pacific currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $4.0 billion (excluding borrowings under Sierra Pacific's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $600 million. As of June 30, 2026, approximately $1.7 billion of debt capacity remains available under this authorization. Sierra Pacific currently has an effective shelf registration statement filed with the SEC to issue an additional $1.5 billion of general and refunding mortgage securities and unsecured debt securities through April 2028.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026

Electric transmission	$129	$232	$574
Electric distribution	88	127	293
Solar generation and electric battery storage	175	124	166
Wildfire prevention	7	11	68
Other	115	221	514
Total	$514	$715	$1,615

Sierra Pacific receives PUCN approval through its IRP filings for various projects and has included estimates from IRP filings as well as potential future filings in its forecast capital expenditures for 2026. These estimates are likely to change as a result of the RFP process, continued evaluation and future IRP filing refinements. Sierra Pacific's capital expenditures include the following:

•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program totaling $180 million and $102 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for the expansion program expected to be placed in-service in 2027 and 2028 totals $305 million for the remainder of 2026. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand. Growth expenditures include spending on new customer connections totaling $30 million and $21 million for the six-month periods ended June 30, 2026 and 2025, respectively. Planned spending for new customer connections totals $31 million for the remainder of 2026.
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
•Other includes both growth and operating expenditures including spending for infrastructure needed to serve existing and expected demand, information technology expenditures, routine expenditures for generation and other operating projects.

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
2026 Joint Triennial Integrated Resource Plan

In May 2026, the Nevada Utilities filed with the PUCN a joint application for approval of their 2027-2046 Triennial Integrated Resource Plan and 2027-2029 Energy Supply Plan. The joint application seeks approval of 23 third-party power purchase agreements which consists of approximately 4,550 megawatts of renewable generation and 5,405 megawatts of battery storage, 1,223 megawatts of thermal generation and related transmission facilities to address anticipated load growth. Hearings are scheduled in September, October and November 2026.

Material Cash Requirements

As of June 30, 2026, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 5 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of June 30, 2026, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
August 7, 2026

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$126	$80
Trade receivables, net	166	191
Receivables from affiliates	24	20
Notes receivable from affiliates	259	513
Inventories	162	155
Prepayments and other deferred charges	56	78
Natural gas imbalances	43	66
Other current assets	70	92
Total current assets	906	1,195

Property, plant and equipment, net	10,490	10,363
Goodwill	1,286	1,286
Investments	266	255
Other assets	106	98

Total assets	$13,054	$13,197

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$123	$87
Accounts payable to affiliates	37	27
Accrued interest	53	58
Accrued property, income and other taxes	101	141
Accrued employee expenses	32	22
Regulatory liabilities	39	46
Current portion of long-term debt	—	293
Customer deposits	28	33
Other current liabilities	14	26
Total current liabilities	427	733

Long-term debt	4,162	4,161
Regulatory liabilities	609	620
Deferred income taxes	707	621
Other long-term liabilities	130	115
Total liabilities	6,035	6,250

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	5,814	5,736
Accumulated other comprehensive loss, net	(29)	(31)
Total member's equity	5,785	5,705
Noncontrolling interests	1,234	1,242
Total equity	7,019	6,947

Total liabilities and equity	$13,054	$13,197

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Operating revenue	$551	$507	$1,203	$1,085

Operating expenses:
Cost of gas	1	1	2	1
Operations and maintenance	146	138	272	268
Depreciation and amortization	88	87	177	174
Property and other taxes	36	35	71	70
Total operating expenses	271	261	522	513

Operating income	280	246	681	572

Other income (expense):
Interest expense, net	(54)	(56)	(109)	(108)
Allowance for equity funds	4	3	8	5
Interest and dividend income	7	5	15	7
Other, net	1	2	1	2
Total other income (expense)	(42)	(46)	(85)	(94)

Income before income tax expense (benefit) and equity income (loss)	238	200	596	478
Income tax expense (benefit)	46	38	126	97
Equity income (loss)	6	5	33	31
Net income	198	167	503	412
Net income attributable to noncontrolling interests	42	37	100	82
Net income attributable to Eastern Energy Gas	$156	$130	$403	$330

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Net income	$198	$167	$503	$412

Other comprehensive income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $(1), $—, $— and $—	(2)	1	(1)	1
Unrealized gains on cash flow hedges, net of tax of $1, $2, $2 and $2	2	5	3	5
Total other comprehensive income, net of tax	—	6	2	6

Comprehensive income	198	173	505	418
Comprehensive income attributable to noncontrolling interests	42	37	100	82
Comprehensive income attributable to Eastern Energy Gas	$156	$136	$405	$336

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, March 31, 2025	$5,311	$(35)	$1,272	$6,548
Net income	130	—	37	167
Other comprehensive income	—	6	—	6
Distributions	—	—	(49)	(49)
Contributions	224	—	—	224
Balance, June 30, 2025	$5,665	$(29)	$1,260	$6,896

Balance, December 31, 2024	$6,300	$(35)	$1,270	$7,535
Net income	330	—	82	412
Other comprehensive income	—	6	—	6
Distributions	(1,189)	—	(92)	(1,281)
Contributions	224	—	—	224
Balance, June 30, 2025	$5,665	$(29)	$1,260	$6,896

Balance, March 31, 2026	$5,731	$(29)	$1,236	$6,938
Net income	156	—	42	198
Distributions	(146)	—	(44)	(190)
Contributions	73	—	—	73
Balance, June 30, 2026	$5,814	$(29)	$1,234	$7,019

Balance, December 31, 2025	$5,736	$(31)	$1,242	$6,947
Net income	403	—	100	503
Other comprehensive income	—	2	—	2
Distributions	(398)	—	(108)	(506)
Contributions	73	—	—	73
Balance, June 30, 2026	$5,814	$(29)	$1,234	$7,019

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$503	$412
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on other items, net	(15)	2
Depreciation and amortization	177	174
Allowance for equity funds	(8)	(5)
Equity (income) loss, net of distributions	(15)	(6)
Changes in regulatory assets and liabilities	(8)	(11)
Deferred income taxes	83	76
Other, net	4	3
Changes in other operating assets and liabilities:
Trade receivables and other assets	63	40
Receivables from affiliates	(4)	(6)
Gas balancing activities	(13)	3
Accrued property, income and other taxes	19	(10)
Accounts payable to affiliates	10	(7)
Accounts payable and other liabilities	(6)	20
Net cash flows from operating activities	790	685

Cash flows from investing activities:
Capital expenditures	(236)	(131)
Proceeds from assignment of shale development rights	16	—
Proceeds from sales of marketable securities	3	8
Issuance of notes receivable to affiliates	(117)	(388)
Repayment of notes receivable by affiliates	371	—
Net cash flows from investing activities	37	(511)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,187
Repayment of long-term debt	(280)	—
Distributions to noncontrolling interests	(108)	(92)
Distributions to parent	(398)	(1,189)
Net cash flows from financing activities	(786)	(94)

Net change in cash and cash equivalents and restricted cash and cash equivalents	41	80
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	113	61
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$154	$141

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026.

Segment Information

Eastern Energy Gas currently has one reportable segment, which includes its natural gas transmission, storage and LNG operations. Eastern Energy Gas' chief operating decision maker ("CODM") is the President and Chief Executive Officer of the BHE Pipeline Group (which consists primarily of BHE GT&S, LLC ("BHE GT&S"), Northern Natural Gas Company and Kern River Gas Transmission Company). Net income attributable to Eastern Energy Gas, as reported on the Consolidated Statements of Operations, is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital, the CODM generally considers actual results versus historical results, budgets or forecast, as well as unique risks and opportunities. The segment expense information regularly provided to the CODM aligns with the captions presented on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Interstate natural gas transmission assets	34 - 51 years	$6,737	$6,599
Storage assets	47 - 79 years	2,890	2,856
Intangible plant and other assets	4 - 53 years	534	514
Utility plant in-service		10,161	9,969
Accumulated depreciation and amortization		(3,646)	(3,555)
Utility plant in-service, net		6,515	6,414

Nonutility plant:
LNG facility	40 years	4,588	4,585
Accumulated depreciation and amortization		(965)	(901)
Nonutility plant, net		3,623	3,684

		10,138	10,098
Construction work-in-progress		352	265
Property, plant and equipment, net		$10,490	$10,363

Construction work-in-progress includes $341 million and $255 million as of June 30, 2026 and December 31, 2025, respectively, related to the construction of utility plant.

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

(4)    Regulatory Matters

In June 2026, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective August 1, 2026. EGTS' current rates were established by a 2022 settlement. EGTS proposed an annual cost-of-service of approximately $1.2 billion, and requested increases in various rates, including general system transportation rates by 43% and general system storage rates by 37%. In July 2026, the FERC issued an order that accepted the August 1, 2026 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until January 1, 2027, subject to refund and the outcome of hearing procedures. This matter is pending.

(5)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2026	2025
Investments:
Investment funds	$5	$8

Equity method investments:
Iroquois	261	247

Restricted cash and cash equivalents:
Customer deposits	28	33

Total investments and restricted cash and cash equivalents	$294	$288

Reflected as:
Other current assets	$28	$33
Noncurrent assets	266	255
Total investments and restricted cash and cash equivalents	$294	$288
Equity Method Investments

Eastern Energy Gas, through subsidiaries, holds 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of June 30, 2026, and December 31, 2025, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $18 million and $25 million for the six-month periods ended June 30, 2026 and 2025, respectively.

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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$126	$80
Restricted cash and cash equivalents included in other current assets	28	33
Total cash and cash equivalents and restricted cash and cash equivalents	$154	$113

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Eastern Energy Gas had a payable to BHE of $10 million and $39 million as of June 30, 2026 and December 31, 2025, respectively. Pursuant to a tax allocation agreement, BHE GT&S makes cash payments for income taxes, net of refunds, on behalf of Eastern Energy Gas for federal income taxes and certain state income taxes. Eastern Energy Gas received net non-cash equity contributions from BHE GT&S for federal income taxes and certain state income taxes totaling $73 million and $224 million for the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$50	21.0%	$42	21.0%	$125	21.0%	$100	21.0%
State and local income taxes, net of federal income tax	5	2.0	2	1.5	17	2.8	8	1.7
Nontaxable or nondeductible items:
Equity earnings	1	0.5	2	0.5	7	1.2	7	1.4
Non-controlling interest	(9)	(3.7)	(8)	(4.0)	(21)	(3.5)	(17)	(3.6)
Other, net	—	—	—	—	(1)	(0.1)	—	—
Other adjustments	(1)	(0.5)	—	—	(1)	(0.3)	(1)	(0.2)
Effective income tax rate	$46	19.3%	$38	19.0%	$126	21.1%	$97	20.3%

(7)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $3 million to the MidAmerican Energy Company Retirement Plan for each of the six-month periods ended June 30, 2026 and 2025. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of June 30, 2026, and December 31, 2025, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $40 million and $39 million, respectively.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Assets:
Money market mutual funds	$126	$—	$—	$126
Equity securities:
Investment funds	5	—	—	5
	$131	$—	$—	$131

As of December 31, 2025:
Assets:
Foreign currency exchange rate derivatives	$—	$11	$—	$11
Money market mutual funds	80	—	—	80
Equity securities:
Investment funds	8	—	—	8
	$88	$11	$—	$99

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

	As of June 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,162	$3,953	$4,454	$4,276

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Customer Revenue:
Regulated:
Gas transmission and storage	$301	$285	$640	$617
Wholesale	—	—	2	1
Total regulated	301	285	642	618
Nonregulated	247	222	552	466
Total Customer Revenue	548	507	1,194	1,084
Other revenue(1)	3	—	9	1
Total operating revenue	$551	$507	$1,203	$1,085
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

Eastern Energy Gas has recognized contract liabilities of $30 million and $43 million as of June 30, 2026, and December 31, 2025, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the six-month periods ended June 30, 2026 and 2025, Eastern Energy Gas recognized revenue of $17 million and $12 million, respectively, from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2026 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,878	$12,789	$14,667

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2024	$(2)	$(34)	$1	$(35)
Other comprehensive income	1	5	—	6
Balance, June 30, 2025	$(1)	$(29)	$1	$(29)

Balance, December 31, 2025	$(1)	$(31)	$1	$(31)
Other comprehensive (loss) income	(1)	3	—	2
Balance, June 30, 2026	$(2)	$(28)	$1	$(29)

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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

Net income attributable to Eastern Energy Gas for the second quarter of 2026 was $156 million, an increase of $26 million compared to 2025. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $17 million and higher earnings from Cove Point of $10 million.

Net income attributable to Eastern Energy Gas for the first six months of 2026 was $403 million, an increase of $73 million compared to 2025. Net income increased primarily due to higher earnings from Cove Point of $42 million, largely due to an increase in variable revenue, higher margin from regulated gas transmission and storage operations of $33 million and a gain from an agreement to convey development rights underneath one of its natural gas storage fields.

Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025

Operating revenue increased $44 million, or 9%, for the second quarter of 2026 compared to 2025, primarily due to an increase in Cove Point LNG variable revenue of $20 million, higher regulated gas transmission and storage services revenue of $11 million, largely from additional capacity contracts, and an increase in variable revenue related to park and loan activity of $6 million.

Operations and maintenance increased $8 million, or 6%, for the second quarter of 2026 compared to 2025, primarily due to higher plant operations and maintenance costs of $6 million and an increase in services provided to affiliates of $4 million (largely offset in operating revenue), partially offset by lower employee costs of $4 million.

Income tax expense increased $8 million, or 21%, for the second quarter of 2026 compared to 2025. The effective tax rate was 19% for each of the three-month periods ended June 30, 2026 and 2025. The $8 million increase was primarily due to higher pre-tax income and higher state income taxes.

Net income attributable to noncontrolling interests increased $5 million, or 14%, for the second quarter of 2026 compared to 2025, primarily due to higher net income attributable to Cove Point.

First Six Months of 2026 Compared to First Six Months of 2025

Operating revenue increased $118 million, or 11%, for the first six months of 2026 compared to 2025, primarily due to an increase in Cove Point LNG variable revenue of $79 million, largely due to higher volumes and higher prices from extremely cold weather in the first quarter of 2026, higher regulated gas transmission and storage services revenue of $14 million, primarily due to additional capacity contracts, and an increase in variable revenue related to park and loan activity of $10 million.

Operations and maintenance increased $4 million, or 1%, for the first six months of 2026 compared to 2025, primarily due to higher plant operations and maintenance costs of $9 million, an increase in services provided to affiliates of $6 million (largely offset in operating revenue) and an increase in charges from affiliates of $5 million, partially offset by a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $16 million.

Interest and dividend income increased $8 million for the first six months of 2026 compared to 2025, primarily due to higher lending activity under BHE GT&S' intercompany revolving credit agreement.

Income tax expense increased $29 million, or 30%, for the first six months of 2026 compared to 2025. The effective tax rate was 21% and 20% for the six-month periods ended June 30, 2026 and 2025, respectively. The $29 million increase was primarily due to higher pre-tax income and higher state income taxes.

Net income attributable to noncontrolling interests increased $18 million, or 22%, for the first six months of 2026 compared to 2025, primarily due to higher net income attributable to Cove Point.

Liquidity and Capital Resources

As of June 30, 2026, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$126
Intercompany revolving credit agreement, maturing 2027	400
Total net liquidity	$526

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025 were $790 million and $685 million, respectively. The change is primarily due to favorable operating results, the timing of payments for operating costs and other working capital adjustments, partially offset by higher cash paid for interest and lower distributions from Iroquois.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025 were $37 million and $(511) million, respectively. The change is primarily due to repayments of notes by its parent under an intercompany revolving credit agreement of $371 million, a decrease in notes issued to its parent under an intercompany revolving credit agreement of $271 million and proceeds from the assignment of shale development rights of $16 million, partially offset by an increase in capital expenditures of $105 million and a decrease in proceeds from sales of marketable securities of $5 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2026 were $(786) million and consisted of distributions to its indirect parent, BHE, of $398 million, repayment of long-term debt of $280 million and distributions to noncontrolling interests from Cove Point of $108 million.

Net cash flows from financing activities for the six-month period ended June 30, 2025 were $(94) million. Sources of cash totaled $1.2 billion and consisted of proceeds from the issuance of long-term debt. Uses of cash totaled $1.3 billion and consisted of distributions to its indirect parent, BHE, of $1.2 billion and distributions to noncontrolling interests from Cove Point of $92 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026

Natural gas transmission and storage	$27	$72	$160
Other	104	164	467
Total	$131	$236	$627

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of June 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of June 30, 2026, the related consolidated statements of operations, comprehensive income, and changes in shareholder's equity for the three-month and six-month periods ended June 30, 2026 and 2025, and of cash flows for the six-month periods ended June 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of EGTS as of December 31, 2025, and the related consolidated statements of operations, comprehensive income, changes in shareholder's equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2026 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
August 7, 2026

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$18	$10
Restricted cash and cash equivalents	24	29
Trade receivables, net	70	97
Receivables from affiliates	9	5
Notes receivable from affiliates	244	131
Inventories	62	58
Prepayments and other deferred charges	31	30
Natural gas imbalances	40	73
Other current assets	18	24
Total current assets	516	457

Property, plant and equipment, net	5,104	4,909
Other assets	64	61

Total assets	$5,684	$5,427

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	June 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$101	$57
Accounts payable to affiliates	27	20
Accrued property, income and other taxes	68	75
Accrued employee expenses	26	19
Regulatory liabilities	16	19
Customer deposits	24	29
Other current liabilities	24	33
Total current liabilities	286	252

Long-term debt	1,624	1,623
Regulatory liabilities	503	514
Deferred income taxes	211	167
Other long-term liabilities	78	77
Total liabilities	2,702	2,633

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,409	1,380
Retained earnings	987	829
Accumulated other comprehensive loss, net	(23)	(24)
Total shareholder's equity	2,982	2,794

Total liabilities and shareholder's equity	$5,684	$5,427

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Operating revenue	$246	$229	$535	$504

Operating expenses:
Cost of gas	1	1	2	1
Operations and maintenance	95	95	176	184
Depreciation and amortization	40	40	81	80
Property and other taxes	15	15	30	29
Total operating expenses	151	151	289	294

Operating income	95	78	246	210

Other income (expense):
Interest expense, net	(18)	(17)	(35)	(35)
Allowance for equity funds	5	2	8	4
Other, net	3	4	6	5
Total other income (expense)	(10)	(11)	(21)	(26)

Income before income tax expense (benefit)	85	67	225	184
Income tax expense (benefit)	21	17	55	46
Net income	$64	$50	$170	$138
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025

Net income	$64	$50	$170	$138

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $—, $—, $— and $—	—	1	1	1
Total other comprehensive income, net of tax	—	1	1	1
Comprehensive income	$64	$51	$171	$139

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, March 31, 2025	60,101	$609	$1,352	$759	$(26)	$2,694
Net income	—	—	—	50	—	50
Other comprehensive income	—	—	—	—	1	1
Contributions	—	—	24	—	—	24
Balance, June 30, 2025	60,101	$609	$1,376	$809	$(25)	$2,769

Balance, December 31, 2024	60,101	$609	$1,352	$671	$(26)	$2,606
Net income	—	—	—	138	—	138
Other comprehensive income	—	—	—	—	1	1
Contributions	—	—	24	—	—	24
Balance, June 30, 2025	60,101	$609	$1,376	$809	$(25)	$2,769

Balance, March 31, 2026	60,101	$609	$1,380	$923	$(23)	$2,889
Net income	—	—	—	64	—	64
Contributions	—	—	29	—	—	29
Balance, June 30, 2026	60,101	$609	$1,409	$987	$(23)	$2,982

Balance, December 31, 2025	60,101	$609	$1,380	$829	$(24)	$2,794
Net income	—	—	—	170	—	170
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(12)	—	(12)
Contributions	—	—	29	—	—	29
Balance, June 30, 2026	60,101	$609	$1,409	$987	$(23)	$2,982

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Six-Month Periods
	Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$170	$138
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on other items, net	(17)	—
Depreciation and amortization	81	80
Allowance for equity funds	(8)	(4)
Changes in regulatory assets and liabilities	(1)	(7)
Deferred income taxes	42	37
Other, net	2	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	39	24
Receivables from affiliates	(4)	(7)
Gas balancing activities	(10)	5
Accrued property, income and other taxes	1	(5)
Accounts payable to affiliates	7	(5)
Accounts payable and other liabilities	9	(6)
Net cash flows from operating activities	311	250

Cash flows from investing activities:
Capital expenditures	(202)	(98)
Proceeds from assignment of shale development rights	16	—
Proceeds from sales of marketable securities	3	8
Issuance of notes receivable to affiliates	(164)	(153)
Repayment of notes receivable by affiliates	51	—
Net cash flows from investing activities	(296)	(243)

Cash flows from financing activities:
Dividends paid	(12)	—
Net cash flows from financing activities	(12)	—

Net change in cash and cash equivalents and restricted cash and cash equivalents	3	7
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	39	32
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$42	$39

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with EGTS' Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of June 30, 2026, and for the three- and six-month periods ended June 30, 2026 and 2025. The results of operations for the three- and six-month periods ended June 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the six-month period ended June 30, 2026.

Segment Information

EGTS currently has one reportable segment, which includes its natural gas transmission and storage operations. EGTS' chief operating decision maker ("CODM") is the President and Chief Executive Officer of the BHE Pipeline Group (which consists primarily of BHE GT&S, LLC ("BHE GT&S"), Northern Natural Gas Company and Kern River Gas Transmission Company). Net income, as reported on the Consolidated Statements of Operations, is considered by the CODM in allocating resources and capital. When making decisions about the allocation of resources and capital, the CODM generally considers actual results versus historical results, budgets or forecast, as well as unique risks and opportunities. The segment expense information regularly provided to the CODM aligns with the captions presented on the Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheets as total assets.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		June 30,	December 31,
	Depreciable Life	2026	2025

Interstate natural gas transmission assets	47 - 51 years	$5,336	$5,213
Storage assets	47 - 51 years	1,910	1,884
Intangible plant and other assets	12 - 53 years	426	408
Plant in-service		7,672	7,505
Accumulated depreciation and amortization		(2,890)	(2,824)
		4,782	4,681
Construction work-in-progress		322	228
Property, plant and equipment, net		$5,104	$4,909

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

(4)    Regulatory Matters

In June 2026, EGTS filed a general rate case for its FERC-jurisdictional services, with proposed rates to be effective August 1, 2026. EGTS' current rates were established by a 2022 settlement. EGTS proposed an annual cost-of-service of approximately $1.2 billion, and requested increases in various rates, including general system transportation rates by 43% and general system storage rates by 37%. In July 2026, the FERC issued an order that accepted the August 1, 2026 effective date for certain changes in rates, while suspending the other changes for five months following the proposed effective date, until January 1, 2027, subject to refund and the outcome of hearing procedures. This matter is pending.

(5)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	June 30,	December 31,
	2026	2025
Investments:
Investment funds	$5	$8

Restricted cash and cash equivalents:
Customer deposits	24	29

Total investments and restricted cash and cash equivalents	$29	$37

Reflected as:
Current assets	$24	$29
Other assets	5	8
Total investments and restricted cash and cash equivalents	$29	$37
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

	As of
	June 30,	December 31,
	2026	2025

Cash and cash equivalents	$18	$10
Restricted cash and cash equivalents	24	29
Total cash and cash equivalents and restricted cash and cash equivalents	$42	$39

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, EGTS' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, EGTS had a receivable from BHE of $8 million as of June 30, 2026 and a payable to BHE of $11 million as of December 31, 2025. Pursuant to a tax allocation agreement, BHE GT&S makes cash payments for income taxes, net of refunds, on behalf of EGTS for federal income taxes and certain state income taxes. EGTS received net non-cash equity contributions from Eastern Energy Gas for federal income taxes and certain state income taxes totaling $29 million and $24 million for the six-month periods ended June 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Six-Month Periods
	Ended June 30,				Ended June 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$18	21.0%	$14	21.0%	$47	21.0%	$38	21.0%
State and local income taxes, net of federal income tax	3	3.7	3	4.4	8	3.4	8	4.0
Effective income tax rate	$21	24.7%	$17	25.4%	$55	24.4%	$46	25.0%

(7)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $2 million to the MidAmerican Energy Company Retirement Plan for each of the six-month periods ended June 30, 2026 and 2025. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of June 30, 2026, and December 31, 2025, EGTS' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $36 million and $35 million, respectively.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of June 30, 2026:
Assets:
Money market mutual funds	$18	$—	$—	$18
Equity securities:
Investment funds	5	—	—	5
	$23	$—	$—	$23

As of December 31, 2025:
Assets:
Money market mutual funds	$10	$—	$—	$10
Equity securities:
Investment funds	8	—	—	8
	$18	$—	$—	$18

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

	As of June 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,624	$1,438	$1,623	$1,442

(9)    Commitments and Contingencies

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

(10)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Six-Month Periods
	Ended June 30,		Ended June 30,
	2026	2025	2026	2025
Customer Revenue:
Regulated:
Gas transmission	$155	$146	$350	$336
Gas storage	71	71	142	142
Wholesale	—	—	2	1
Total regulated	226	217	494	479
Management service and other revenues	17	12	32	24
Total Customer Revenue	243	229	526	503
Other revenue(1)	3	—	9	1
Total operating revenue	$246	$229	$535	$504

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

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of June 30, 2026 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

EGTS	$926	$2,677	$3,603

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

Results of Operations for the Second Quarter and First Six Months of 2026 and 2025

Overview

Net income for the second quarter of 2026 was $64 million, an increase of $14 million compared to 2025. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $17 million.

Net income for the first six months of 2026 was $170 million, an increase of $32 million compared to 2025. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $30 million and a gain from an agreement to convey development rights underneath one of its natural gas storage fields.

Quarter Ended June 30, 2026, Compared to Quarter Ended June 30, 2025

Operating revenue increased $17 million, or 7%, for the second quarter of 2026 compared to 2025, primarily due to an increase in variable revenue related to park and loan activity of $6 million, an increase in services provided to affiliates of $6 million, an increase in royalties and other contingent fees from farmout agreements of $3 million and an increase in regulated gas transmission and storage services revenue of $3 million, primarily due to additional capacity contracts.

Operations and maintenance was flat for the second quarter of 2026 compared to 2025, primarily due to an increase in services provided to affiliates of $6 million, partially offset by lower employee costs of $4 million and lower plant operations and maintenance costs of $2 million.

Income tax expense increased $4 million, or 24%, for the second quarter of 2026 compared to 2025. The effective tax rate was 25% for each of the three-month periods ended June 30, 2026 and 2025. The $4 million increase was primarily due to higher pre-tax income.

First Six Months of 2026 Compared to First Six Months of 2025

Operating revenue increased $31 million, or 6%, for the first six months of 2026 compared to 2025, primarily due to an increase in variable revenue related to park and loan activity of $10 million, an increase in royalties and other contingent fees from farmout agreements of $8 million, an increase in services provided to affiliates of $8 million and an increase in regulated gas transmission and storage services revenue of $5 million, primarily due to additional capacity contracts.

Operations and maintenance decreased $8 million, or 4%, for the first six months of 2026 compared to 2025, primarily due to a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $16 million and lower employee costs of $2 million, partially offset by an increase in services provided to affiliates of $8 million and an increase in charges from affiliates of $4 million.

Income tax expense increased $9 million, or 20%, for the first six months of 2026 compared to 2025. The effective tax rate was 24% and 25% for the six-month periods ended June 30, 2026 and 2025, respectively. The $9 million increase was primarily due to higher pre-tax income.

Liquidity and Capital Resources

As of June 30, 2026, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$18
Intercompany revolving credit agreement, maturing 2027	400
Total net liquidity	$418

Operating Activities
Net cash flows from operating activities for the six-month periods ended June 30, 2026 and 2025 were $311 million and $250 million, respectively. The change is primarily due to the timing of payments for operating costs, favorable operating results and higher collections from customers, partially offset by other working capital adjustments.

Investing Activities

Net cash flows from investing activities for the six-month periods ended June 30, 2026 and 2025 were $(296) million and $(243) million, respectively. The change is primarily due to an increase in capital expenditures of $104 million, an increase in notes issued to Eastern Energy Gas under an intercompany revolving credit agreement of $11 million and a decrease in proceeds from sales of marketable securities of $5 million, partially offset by an increase in repayments of notes by Eastern Energy Gas under an intercompany revolving credit agreement of $51 million and proceeds from the assignment of shale development rights of $16 million.

Financing Activities

Net cash flows from financing activities for the six-month period ended June 30, 2026 were $(12) million and consisted of dividends paid to Eastern Energy Gas.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Six-Month Periods		Annual
	Ended June 30,		Forecast
	2025	2026	2026

Natural gas transmission and storage	$24	$72	$158
Other	74	130	383
Total	$98	$202	$541

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

Material Cash Requirements

As of June 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2025. Refer to Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 8 of the Notes to Consolidated Financial Statements of Nevada Power and Note 8 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of June 30, 2026.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

As described below, a significant number of complaints and demands alleging similar claims related to the Wildfires have been filed in Oregon and California, including the James class action complaint in Oregon associated with the 2020 Wildfires for which certain jury verdicts were issued as described below. The James case is the most significant remaining litigation related to the Wildfires and concerns four Oregon fires hundreds of miles apart: the Beachie Creek Fire (which spread into the Santiam Canyon), the Echo Mountain Complex Fire, the South Obenchain Fire, and the 242 Fire.

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

Wildfire Settlements

PacifiCorp has settled various claims associated with the Wildfires as described below and has settled all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp has settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with the Oregon wineries and with the federal government as described below, claims remain outstanding for a substantial number of plaintiffs associated with the James case.

2020 Wildfires

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims and certain government claims associated with the 2020 Wildfires totaling $2,016 million, including $614 million associated with the James related fires for plaintiffs who opted out of the James class, plaintiffs granted substitution counsel in the James case, Oregon wineries, insurance subrogation claims and for plaintiffs in certain of the James consolidated cases and $535 million associated with the federal government demands settled in February 2026. For more information, refer to description of the 2020 Wildfires complaints and specific wildfires below.

2022 McKinney Fire

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims, private timber claims and certain government claims associated with the 2022 McKinney Fire totaling $269 million, including $40 million associated with the federal government demands settled in February 2026. For more information, refer to description of the 2022 McKinney Fire complaints below.

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

The James Case

On September 30, 2020, a class action complaint against PacifiCorp captioned Jeanyne James et al. v. PacifiCorp, ("James") was filed in Oregon Circuit Court in Multnomah County, Oregon ("Multnomah County Circuit Court Oregon"). The complaint was filed by Oregon residents and businesses who sought to represent a class of all Oregon citizens and entities whose real or personal property was harmed beginning on September 7, 2020, by wildfires in Oregon allegedly caused by PacifiCorp. In November 2021, the plaintiffs filed an amended complaint to limit the class to include Oregon citizens allegedly impacted by the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, as well as to add claims for noneconomic damages. The amended complaint alleged that PacifiCorp's assets contributed to the Oregon wildfires occurring on or after September 7, 2020, and that PacifiCorp acted with gross negligence, among other things. The amended complaint seeks damages similar to those described above, including not less than $600 million of economic damages and in excess of $1 billion of noneconomic damages for the plaintiffs and the class. Since the filing of the original class action complaint, several cases have been stayed pending consolidation into James and numerous James class members have been named and damages specified in various complaints as described below under "James Consolidated Cases."

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

Following the Phase I liability verdict, 1,760 James class members filed nine separate mass complaints from April 2024 through January 2026 in Multnomah County Circuit Court Oregon captioned Shane A Henson et al. v. PacifiCorp, Karen Andersen et al. v. PacifiCorp, Vanessa Alexander et al. v. PacifiCorp, Emily Broderick et al. v. PacifiCorp, Sergio Garcia Montes et al. v. PacifiCorp, Butte Falls Family Ranch, LLC et al. v. PacifiCorp, Amanda Bateman et al. v. PacifiCorp, Philip Estes et al. v. PacifiCorp and Stephen Becker et al. v. PacifiCorp, respectively, each premised on the Phase I liability verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed.

While PacifiCorp's appeal of the Phase I liability verdict was pending, the Multnomah County Circuit Court Oregon held numerous Phase II damages trials, in which a series of juries awarded damages to groups of James class members. The majority of these trials were scheduled pursuant to a case management order called "CMO No. 11." PacifiCorp filed notices of appeal for the subsequent jury verdicts in the Phase II damages trials once limited judgments were entered and any post-trial motions filed. The James jury verdicts to date have awarded total net damages of $1,252 million to 201 plaintiffs, including $133 million of doubled economic damages, $910 million of noneconomic damages, $244 million of punitive damages and partially offset by estimated insurance offsets of $35 million. To date, PacifiCorp has been required to bond the amounts awarded by the James limited judgments in order to stay payment of damages while on appeal. As of the date of this filing, PacifiCorp has posted bonds totaling $719 million associated with the limited judgments entered to date for 129 plaintiffs. As a result of the April 2026 Oregon Court of Appeals opinion, as described in more detail below, in May 2026, PacifiCorp filed a motion for discharge and release of existing bonds, which remains pending.

The Oregon Court of Appeals' opinion, issued on April 8, 2026, reversing the Phase I liability verdict explained that the Multnomah County Circuit Court Oregon erred in instructing the jury that they could "assume that the evidence at the trial applies to all class members." The Oregon Court of Appeals further concluded that the erroneous jury instruction "was prejudicial to PacifiCorp" because it "gave rise to some likelihood that the jury reached an erroneous result." Because the Oregon Court of Appeals reversed and remanded on the instructional error issue presented in PacifiCorp's appellate brief, it did not address the majority of PacifiCorp's other appealed issues. However, the Oregon Court of Appeals emphasized that the Multnomah County Circuit Court Oregon has the authority on remand to reconsider its class certification decision and reconsider whether a single class is appropriate in this case. The Oregon Court of Appeals determined PacifiCorp was the prevailing party and awarded costs to PacifiCorp.

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and scheduling oral argument for November 3, 2026.

At a May 2026, hearing, the Multnomah County Circuit Court Oregon granted PacifiCorp's request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 21 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials will resume on August 10, 2026. The Multnomah County Circuit Court Oregon granted plaintiffs' request to enter limited judgments on the already completed Phase II damages trials but granted PacifiCorp's request to waive bonding requirements on those judgments.

In May and June 2026, plaintiffs' counsel filed motions with the Multnomah County Circuit Court Oregon for substitution of lead counsel in the James case for approximately 250 plaintiffs, certain of which are scheduled for stayed trials under CMO No. 11.

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

Other Cases

In April 2026, the Lexington and Ace American Insurance Co. complaints were fully dismissed as a result of the Rock Creek Fish Hatchery settlement described below under "State of Oregon – Loss and Damages to State Lands – Oregon Fires." These complaints were filed against PacifiCorp in Douglas County Circuit Court Oregon in 2022 and were previously partially dismissed following settlement with subrogation insurers across 2022, 2023 and early 2024.

State of Oregon – Loss and Damages to State Lands – Oregon Fires

In 2023, PacifiCorp received correspondence from the Oregon Department of Justice ("ODOJ"), representing the State of Oregon, regarding the potential recovery of losses and damages to state lands from the Archie Creek and Susan Creek fires. The ODOJ provided a damage estimate of approximately $109 million for mediation purposes only, which included losses and damages relating to the sheltering of, and assistance to, affected Oregonians; fire control and extinguishment costs; timber damage across 39 acres of Oregon forestland; losses and damages at the Rock Creek Fish Hatchery; road and highway damages; and other costs. In November 2025, PacifiCorp reached settlement for the Rock Creek Fish Hatchery component of this matter.

On February 19, 2025, PacifiCorp received a demand from the ODF for $2 million in fire suppression costs incurred by the ODF associated with the Oregon portion of the Slater Fire.

On April 4, 2025, PacifiCorp received a demand from the ODF for $11 million in fire suppression costs associated with the South Obenchain fire.

On April 21, 2025, PacifiCorp received a demand from the ODF for $4 million in fire suppression costs associated with the Echo Mountain Complex and Kimberling Mountain fires.

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
BERKSHIRE HATHAWAY ENERGY

4.1
Twenty-Ninth Supplemental Indenture, dated as of July 23, 2026, by and between AltaLink, L.P., AltaLink Management Ltd., and Computershare Advantage Trust of Canada, as trustee, relating to the C$350,000,000 in principal amount of the 5.111% Series 2026-1 Senior Secured Notes due 2056.

10.1
Fourth Amendment to the $3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, MUFG Bank, LTD., as Administrative Agent and the LC Issuing Banks (redacted).

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

10.2
Letter of Credit Agreement, dated April 3, 2026, by and among PacifiCorp, PNC Bank, National Association, as administrative agent, the issuing banks party thereto from time to time, and PNC Capital Markets LLC, as lead arranger (incorporated by reference to Exhibit 10.1 to the PacifiCorp Current Report on Form 8-K dated April 6, 2026).

10.3
Amendment No. 1 to the Letter of Credit Agreement, dated May 18, 2026, by and among PacifiCorp, PNC Bank, National Association, as administrative agent, the issuing banks party thereto from time to time, and PNC Capital Markets LLC, as lead arranger.

10.4
Fourth Amendment to the $3,000,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and the LC Issuing Banks (redacted).

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

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN ENERGY AND MIDAMERICAN FUNDING

10.5
Fourth Amendment to the $1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks (redacted).

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.6
Fourth Amendment to the $600,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2025, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (redacted).

Exhibit No.	Description
SIERRA PACIFIC

15.5	Awareness Letter of Independent Registered Public Accounting Firm.

31.11	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.12	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.11	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.12	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BERKSHIRE HATHAWAY ENERGY AND SIERRA PACIFIC

4.3
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

10.7
Fourth Amendment to the $400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2025, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (redacted).

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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: August 7, 2026	/s/ Terrell K. Crews II
Terrell K. Crews II
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: August 7, 2026	/s/ M. Ryan Weems
M. Ryan Weems
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: August 7, 2026	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: August 7, 2026	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: August 7, 2026	/s/ Michael J. Behrens
Michael J. Behrens
Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: August 7, 2026	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: August 7, 2026	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)