Form 10-Q
period 2026-09-30
BERKSHIRE HATHAWAY ENERGY CO; PACIFICORP /OR/; SIERRA PACIFIC POWER CO; EASTERN GAS TRANSMISSION & STORAGE, INC.; MIDAMERICAN FUNDING LLC; EASTERN ENERGY GAS HOLDINGS, LLC; NEVADA POWER CO; MIDAMERICAN ENERGY CO
filed 2026-11-09
CIK 1081316, 75594, 90144, 1936737, 1098296, 1603291, 71180, 928576

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
or
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
Yes  ☐  No  ☒
All shares of outstanding common stock of Berkshire Hathaway Energy Company are held by its parent company, Berkshire Hathaway Inc. As of November 5, 2026, 1 share of common stock, no par value, was outstanding.
All shares of outstanding common stock of PacifiCorp are indirectly held by Berkshire Hathaway Energy Company. As of November 5, 2026, 357,060,915 shares of common stock, no par value, were outstanding.
All of the member's equity of MidAmerican Funding, LLC is held by its parent company, Berkshire Hathaway Energy Company, as of November 5, 2026.
All shares of outstanding common stock of MidAmerican Energy Company are held by its parent company, MHC Inc., which is a direct, wholly owned subsidiary of MidAmerican Funding, LLC. As of November 5, 2026, 70,980,203 shares of common stock, no par value, were outstanding.
All shares of outstanding common stock of Nevada Power Company are held by its parent company, NV Energy, Inc., which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 5, 2026, 1,000 shares of common stock, $1.00 stated value, were outstanding.
All shares of outstanding common stock of Sierra Pacific Power Company are held by its parent company, NV Energy, Inc. As of November 5, 2026, 1,000 shares of common stock, $3.75 par value, were outstanding.
All of the member's equity of Eastern Energy Gas Holdings, LLC is held indirectly by its parent company, Berkshire Hathaway Energy Company, as of November 5, 2026.
All shares of outstanding common stock of Eastern Gas Transmission and Storage, Inc. are held by its parent company, Eastern Energy Gas Holdings, LLC, which is an indirect, wholly owned subsidiary of Berkshire Hathaway Energy Company. As of November 5, 2026, 60,101 shares of common stock, $10,000 par value, were outstanding.
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

Berkshire Hathaway Energy Company and Related Entities
BHE	Berkshire Hathaway Energy Company
Berkshire Hathaway	Berkshire Hathaway Inc.
Berkshire Hathaway Energy or the Company	Berkshire Hathaway Energy Company and its subsidiaries
PacifiCorp	PacifiCorp and its subsidiaries
MidAmerican Funding	MidAmerican Funding, LLC and its subsidiaries
MidAmerican Energy	MidAmerican Energy Company
NV Energy	NV Energy, Inc. and its subsidiaries
Nevada Power	Nevada Power Company and its subsidiaries
Sierra Pacific	Sierra Pacific Power Company and its subsidiaries
Nevada Utilities	Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Eastern Energy Gas	Eastern Energy Gas Holdings, LLC and its subsidiaries
EGTS	Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Registrants	Berkshire Hathaway Energy Company, PacifiCorp and its subsidiaries, MidAmerican Funding, LLC and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries, Sierra Pacific Power Company and its subsidiaries, Eastern Energy Gas Holdings, LLC and its subsidiaries and Eastern Gas Transmission and Storage, Inc. and its subsidiaries
Northern Powergrid	Northern Powergrid Holdings Company and its subsidiaries
BHE Pipeline Group	BHE GT&S, LLC, Northern Natural Gas Company and Kern River Gas Transmission Company
BHE GT&S	BHE GT&S, LLC and its subsidiaries
Northern Natural Gas	Northern Natural Gas Company
Kern River	Kern River Gas Transmission Company
BHE Transmission	BHE Canada Holdings Corporation and BHE U.S. Transmission, LLC
BHE Canada	BHE Canada Holdings Corporation and its subsidiaries
AltaLink	AltaLink, L.P. and its subsidiaries
BHE U.S. Transmission	BHE U.S. Transmission, LLC and its subsidiaries
BHE Renewables	BHE Renewables, LLC and its subsidiaries
HomeServices	HomeServices of America, Inc. and its subsidiaries
Utilities	PacifiCorp and its subsidiaries, MidAmerican Energy Company, Nevada Power Company and its subsidiaries and Sierra Pacific Power Company and its subsidiaries
Cove Point	Cove Point LNG, LP
Iroquois	Iroquois Gas Transmission System, L.P.

Certain Industry Terms
2020 Wildfires	Wildfires in Oregon and Northern California that occurred in September 2020
2022 McKinney Fire	A wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022
Wildfires	2020 Wildfires and 2022 McKinney Fire
AFUDC	Allowance for Funds Used During Construction
AUC	Alberta Utilities Commission
BESS	Battery Energy Storage System
CCR	Coal Combustion Residuals
CPUC	California Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
Dth	Decatherm
EBA	Energy Balancing Account
ECAC	Energy Cost Adjustment Clause
ECAM	Energy Cost Adjustment Mechanism
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
GAAP	Accounting principles generally accepted in the United States of America
GTA	General Tariff Application
GWh	Gigawatt Hour
ICC	Illinois Commerce Commission
IPUC	Idaho Public Utilities Commission
IRP	Integrated Resource Plan
ITC	Investment Tax Credits
IUC	Iowa Utilities Commission
James	A class action complaint filed against PacifiCorp on September 30, 2020, captioned Jeanyne James et al. v. PacifiCorp, in Multnomah County Circuit Court Oregon and the associated consolidated cases
LNG	Liquefied Natural Gas
MW	Megawatt
MWh	Megawatt Hour
NAAQS	National Ambient Air Quality Standards
NOx	Nitrogen Oxides
Ofgem	Office of Gas and Electric Markets
OPUC	Oregon Public Utility Commission
PCAM	Power Cost Adjustment Mechanism
PTC	Production Tax Credit
PUCN	Public Utilities Commission of Nevada
REC	Renewable Energy Credit
RFP	Request for Proposals
RPS	Renewable Portfolio Standards
SEC	United States Securities and Exchange Commission
UPSC	Utah Public Service Commission
WPSC	Wyoming Public Service Commission
WUTC	Washington Utilities and Transportation Commission

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Berkshire Hathaway Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Berkshire Hathaway Energy Company and subsidiaries (the "Company") as of September 30, 2026, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2026

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,912	$1,695
Investments and restricted cash and cash equivalents	574	254
Trade receivables, net	2,934	2,678
Inventories	2,185	2,105
Mortgage loans held for sale	638	698
Regulatory assets	284	892
Prepayments	670	546
Assets held for sale (Note 3)	1,983	—
Other current assets	564	769
Total current assets	13,744	9,637

Property, plant and equipment, net	114,679	112,368
Goodwill	11,370	11,521
Regulatory assets	3,987	3,929
Investments and restricted cash and cash equivalents and investments	7,410	7,608
Other assets	4,596	3,264

Total assets	$155,786	$148,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share amounts)

	As of
	September 30,	December 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,166	$3,389
Accrued interest	897	797
Accrued property, income and other taxes	877	745
Accrued employee expenses	554	345
Short-term debt	884	1,997
Current portion of long-term debt	629	1,455
Regulatory liabilities	389	241
Wildfires liabilities (Note 10)	149	734
Liabilities held for sale (Note 3)	247	—
Other current liabilities	1,648	1,689
Total current liabilities	9,440	11,392

BHE senior debt	11,464	11,461
Subsidiary senior debt	45,246	42,759
Subsidiary junior subordinated debt	3,266	1,584
Regulatory liabilities	6,442	6,772
Deferred income taxes	13,195	12,999
Wildfires liabilities (Note 10)	417	427
Other long-term liabilities	7,594	5,624
Total liabilities	97,064	93,018

Commitments and contingencies (Note 10)

Equity:
BHE shareholder's equity:
Preferred stock - 100,000,000 shares authorized, $0.01 par value, 0 and — shares issued and outstanding	—	—
Common stock - 100 shares authorized, no par value, 1 share issued and outstanding	—	—
Additional paid-in capital	5,563	5,558
Retained earnings	53,967	50,351
Accumulated other comprehensive loss, net	(2,038)	(1,844)
Total BHE shareholder's equity	57,492	54,065
Noncontrolling interests	1,230	1,244
Total equity	58,722	55,309

Total liabilities and equity	$155,786	$148,327

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Energy	$6,590	$6,059	$17,813	$16,695
Real estate	1,154	1,185	3,289	3,309
Total operating revenue	7,744	7,244	21,102	20,004

Operating expenses:
Energy:
Cost of sales	1,956	1,876	5,002	4,841
Operations and maintenance	1,497	1,373	4,207	4,014
Wildfire losses (Note 10)	—	100	—	100
Depreciation and amortization	1,119	1,032	3,376	3,267
Property and other taxes	237	221	717	672
Real estate	1,130	1,146	3,259	3,227
Total operating expenses	5,939	5,748	16,561	16,121

Operating income	1,805	1,496	4,541	3,883

Other income (expense):
Interest expense	(801)	(707)	(2,338)	(2,102)
Capitalized interest	49	49	141	134
Allowance for equity funds	101	93	275	240
Interest and dividend income	63	60	184	185
(Losses) gains on marketable securities, net	(1)	13	14	132
Other, net	(3)	38	50	68
Total other income (expense)	(592)	(454)	(1,674)	(1,343)

Income before income tax expense (benefit) and equity income (loss)	1,213	1,042	2,867	2,540
Income tax expense (benefit)	(574)	(606)	(1,337)	(1,362)
Equity income (loss)	(134)	(129)	(440)	(409)
Net income	1,653	1,519	3,764	3,493
Net income attributable to noncontrolling interests	41	30	147	115
Net income attributable to BHE shareholders	1,612	1,489	3,617	3,378
Preferred dividends	—	—	—	3
Earnings on common shares	$1,612	$1,489	$3,617	$3,375

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Net income	$1,653	$1,519	$3,764	$3,493

Other comprehensive (loss) income, net of tax:
Unrecognized amounts on retirement benefits, net of tax of $2, $5, $10 and $—	6	17	27	(4)
Foreign currency translation adjustment	(6)	(192)	(213)	533
Unrealized gains (losses) on cash flow hedges, net of tax of $(1), $(3), $(4) and $(8)	(3)	(9)	(8)	(25)
Total other comprehensive (loss) income, net of tax	(3)	(184)	(194)	504

Comprehensive income	1,650	1,335	3,570	3,997
Comprehensive income attributable to noncontrolling interests	41	30	147	115
Comprehensive income attributable to BHE shareholders	$1,609	$1,305	$3,423	$3,882

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

	BHE Shareholder's Equity
					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive	Noncontrolling	Total
	Stock	Stock	Capital	Earnings	Loss, Net	Interests	Equity

Balance, June 30, 2025	$—	$—	$5,558	$48,194	$(1,653)	$1,265	$53,364
Net income	—	—	—	1,489	—	30	1,519
Other comprehensive loss	—	—	—	—	(184)	—	(184)
Distributions	—	—	—	—	—	(39)	(39)
Balance, September 30, 2025	$—	$—	$5,558	$49,683	$(1,837)	$1,256	$54,660

Balance, December 31, 2024	$481	$—	$5,558	$46,311	$(2,341)	$1,280	$51,289
Net income	—	—	—	3,378	—	115	3,493
Other comprehensive income	—	—	—	—	504	—	504
Preferred stock redemptions	(481)	—	—	—	—	—	(481)
Preferred stock dividend	—	—	—	(3)	—	—	(3)
Distributions	—	—	—	—	—	(135)	(135)
Other equity transactions	—	—	—	(3)	—	(4)	(7)
Balance, September 30, 2025	$—	$—	$5,558	$49,683	$(1,837)	$1,256	$54,660

Balance, June 30, 2026	$—	$—	$5,563	$52,355	$(2,035)	$1,238	$57,121
Net income	—	—	—	1,612	—	41	1,653
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Distributions	—	—	—	—	—	(48)	(48)
Other equity transactions	—	—	—	—	—	(1)	(1)
Balance, September 30, 2026	$—	$—	$5,563	$53,967	$(2,038)	$1,230	$58,722

Balance, December 31, 2025	$—	$—	$5,558	$50,351	$(1,844)	$1,244	$55,309
Net income	—	—	—	3,617	—	147	3,764
Other comprehensive loss	—	—	—	—	(194)	—	(194)
Distributions	—	—	—	—	—	(162)	(162)
Other equity transactions	—	—	5	(1)	—	1	5
Balance, September 30, 2026	$—	$—	$5,563	$53,967	$(2,038)	$1,230	$58,722

The accompanying notes are an integral part of these consolidated financial statements.

BERKSHIRE HATHAWAY ENERGY COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$3,764	$3,493
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on marketable securities, net	(14)	(132)
Depreciation and amortization	3,403	3,297
Allowance for equity funds	(275)	(240)
Equity (income) loss, net of distributions	481	479
Net power cost deferrals	66	(429)
Amortization of net power cost deferrals	629	726
Other changes in regulatory assets and liabilities	(1)	(105)
Deferred income taxes and investment tax credits, net	345	(97)
Other, net	70	53
Changes in other operating assets and liabilities, net of effects from acquisitions:
Trade receivables and other assets	(622)	(262)
Derivative collateral, net	(2)	(10)
Pension and other postretirement benefit plans	(12)	(15)
Accrued property, income and other taxes, net	281	(62)
Accounts payable and other liabilities	127	254
Wildfires insurance receivable	—	98
Wildfires liability	(595)	(82)
Net cash flows from operating activities	7,645	6,966

Cash flows from investing activities:
Capital expenditures	(7,534)	(7,527)
Purchases of marketable securities	(485)	(373)
Proceeds from sales of marketable securities	560	943
Purchases of U.S. Treasury Bills	(289)	(39)
Proceeds from maturities of U.S. Treasury Bills	43	—
Equity method investments	(235)	(39)
Other, net	52	15
Net cash flows from investing activities	(7,888)	(7,020)

Cash flows from financing activities:
Preferred stock redemptions	—	(481)
Preferred dividends	—	(3)
Repayments of BHE senior debt	—	(1,650)
Proceeds from subsidiary debt	4,823	3,115
Repayments of subsidiary debt	(1,290)	(720)
Net (repayments of) proceeds from short-term debt	(1,102)	587
Distributions to noncontrolling interests	(164)	(136)
Other, net	279	131
Net cash flows from financing activities	2,546	843

Effect of exchange rate changes	(12)	11

Net change in cash and cash equivalents and restricted cash and cash equivalents	2,291	800
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	1,878	1,586
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,169	$2,386

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in the Company's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026. Refer to Note 10 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires."

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

As a result of the Transaction, PacifiCorp has presented the associated assets and liabilities as held for sale as of September 30, 2026, on the Consolidated Balance Sheets within current assets and current liabilities due to the expected timing of close of the Transaction. As the Transaction does not represent a strategic shift that will have a major impact on PacifiCorp's operations or financial results based on the scale of PacifiCorp's Washington operations and retail service territory relative to its overall operations and retail service territory, the Transaction does not qualify for presentation as discontinued operations.

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

The assets and liabilities held for sale as presented in Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheets as of September 30, 2026, are as follows:

Assets held for sale:
Trade receivables, net		$116
Property, plant and equipment, net:
Utility generation, transmission and distribution systems	2,013
Accumulated depreciation and amortization	(479)
Construction work-in-progress	52
Property, plant and equipment, net		1,586
Regulatory assets		102
Goodwill		89
Other assets		90
Total assets held for sale		$1,983

Liabilities held for sale:
Regulatory liabilities		$203
Other liabilities		44
Total liabilities held for sale		$247

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

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable	September 30,	December 31,
	Life	2026	2025
Regulated assets:
Utility generation, transmission and distribution systems	5-80 years	$110,355	$109,815
Interstate natural gas pipeline assets	3-80 years	21,885	21,334
		132,240	131,149
Accumulated depreciation and amortization		(41,462)	(40,365)
Regulated assets, net		90,778	90,784

Nonregulated assets:
Independent power plants	2-50 years	9,691	9,242
Cove Point LNG facility	40 years	3,473	3,476
Other assets	2-30 years	2,596	2,912
		15,760	15,630
Accumulated depreciation and amortization		(4,996)	(4,637)
Nonregulated assets, net		10,764	10,993

		101,542	101,777
Construction work-in-progress		13,137	10,591
Property, plant and equipment, net		$114,679	$112,368

Construction work-in-progress includes $12.0 billion and $9.5 billion as of September 30, 2026 and December 31, 2025, respectively, related to the construction of regulated assets.

(5)    Investments and Restricted Cash and Cash Equivalents and Investments

Investments and restricted cash and cash equivalents and investments consists of the following (in millions):

	As of
	September 30,	December 31,
	2026	2025
Investments:
U.S. Treasury Bills	$293	$42
Company-owned life insurance	602	572
Other	366	386
Total investments	1,261	1,000

Equity method investments:
BHE Renewables tax equity investments	3,356	3,945
Electric Transmission Texas, LLC	900	835
Iroquois Gas Transmission System, L.P.	592	584
Other	579	336
Total equity method investments	5,427	5,700

Restricted cash and cash equivalents and investments:
Quad Cities Station nuclear decommissioning trust funds	1,039	979
Other restricted cash and cash equivalents	257	183
Total restricted cash and cash equivalents and investments	1,296	1,162

Total investments and restricted cash and cash equivalents and investments	$7,984	$7,862

Reflected as:
Other current assets	$574	$254
Noncurrent assets	7,410	7,608
Total investments and restricted cash and cash equivalents and investments	$7,984	$7,862

Investments

(Losses) gains on marketable securities, net recognized during the period consists of the following (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Unrealized (losses) gains recognized on marketable securities held at the reporting date	$(1)	$13	$11	$20
Net gains recognized on marketable securities sold during the period	—	—	3	112
(Losses) gains on marketable securities, net	$(1)	$13	$14	$132

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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$3,912	$1,695
Investments and restricted cash and cash equivalents	242	168
Investments and restricted cash and cash equivalents and investments	15	15
Total cash and cash equivalents and restricted cash and cash equivalents	$4,169	$1,878

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

(7)    Income Taxes

The Company's provision for income taxes has been computed on a stand-alone basis. Berkshire Hathaway includes the Company in its consolidated U.S. federal and Iowa state income tax returns and the majority of the Company's U.S. federal income tax is remitted to or received from Berkshire Hathaway, pursuant to a tax allocation agreement. The Company had a current income tax receivable from Berkshire Hathaway of $79 million and $282 million for federal income tax as of September 30, 2026 and December 31, 2025, respectively. The Company received net cash payments for federal income taxes from Berkshire Hathaway for the nine-month periods ended September 30, 2026 and 2025 totaling $1,955 million and $1,255 million, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$255	21.0%	$218	21.0%	$602	21.0%	$533	21.0%
State and local income taxes, net of federal income tax	11	0.9	19	1.8	40	1.4	51	2.0
Foreign tax effects:
United Kingdom
Other	5	0.4	(2)	(0.2)	(2)	(0.1)	(17)	(0.7)
Canada
Foreign regulated flow-thru	(10)	(0.8)	(11)	(1.1)	(32)	(1.1)	(32)	(1.3)
Other	—	—	1	0.1	2	0.1	2	0.1
Effects of changes in tax laws or rates enacted in the current period	—	—	(1)	(0.1)	—	—	—	—
Effect of cross-border tax laws	—	—	(3)	(0.3)	—	—	(4)	(0.2)
Energy-related tax credits	(730)	(60.2)	(730)	(70.1)	(1,709)	(59.6)	(1,680)	(66.1)
Nontaxable or nondeductible items:
Equity earnings	(28)	(2.3)	(27)	(2.6)	(93)	(3.2)	(86)	(3.4)
Noncontrolling interest	(8)	(0.6)	(6)	(0.6)	(30)	(1.1)	(23)	(0.9)
Other, net	(2)	(0.2)	(2)	(0.2)	(5)	(0.2)	(2)	(0.1)
Changes in unrecognized tax benefits	(5)	(0.4)	1	0.1	(4)	(0.1)	2	0.1
Other adjustments:
Effects of ratemaking(1)	(61)	(5.0)	(64)	(6.1)	(110)	(3.8)	(109)	(4.3)
Other	(1)	(0.1)	1	0.1	4	0.1	3	0.2
Effective income tax rate	$(574)	(47.3)%	$(606)	(58.2)%	$(1,337)	(46.6)%	$(1,362)	(53.6)%
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

(8)    Employee Benefit Plans

Domestic Operations

Net periodic benefit cost (credit) for the domestic pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Pension:
Service cost	$3	$4	$9	$10
Interest cost	25	25	75	79
Expected return on plan assets	(31)	(29)	(91)	(90)
Net amortization	2	1	7	5
Net periodic benefit (credit) cost	$(1)	$1	$—	$4

Other postretirement:
Service cost	$2	$1	$4	$3
Interest cost	7	7	20	21
Expected return on plan assets	(9)	(9)	(27)	(27)
Net amortization	(2)	(2)	(4)	(5)
Net periodic benefit credit	$(2)	$(3)	$(7)	$(8)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the domestic pension and other postretirement benefit plans are expected to be $18 million and $4 million, respectively, during 2026. As of September 30, 2026, $14 million and $4 million of contributions had been made to the domestic pension and other postretirement benefit plans, respectively.

Foreign Operations

Net periodic benefit cost for the United Kingdom pension plan included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Service cost	$1	$2	$4	$4
Interest cost	15	16	47	45
Expected return on plan assets	(21)	(22)	(62)	(63)
Net amortization	9	8	27	24
Net periodic benefit cost	$4	$4	$16	$10

Amounts other than the service cost for the United Kingdom pension plan are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the United Kingdom pension plan are expected to be £5 million during 2026. As of September 30, 2026, £4 million, or $5 million, of contributions had been made to the United Kingdom pension plan.

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

The following table presents the Company's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2026:
Assets:
Commodity derivatives	$—	$37	$1	$(9)	$29
Interest rate derivatives	11	46	8	—	65
Mortgage loans held for sale	—	638	—	—	638
Money market mutual funds	3,391	—	—	—	3,391
Debt securities:
U.S. government obligations	860	—	—	—	860
Corporate obligations	—	101	—	—	101
Municipal obligations	—	1	—	—	1
Equity securities:
U.S. companies	567	—	—	—	567
International companies	7	—	—	—	7
Investment funds	267	—	—	—	267
	$5,103	$823	$9	$(9)	$5,926
Liabilities:
Commodity derivatives	$(13)	$(100)	$(53)	$49	$(117)
Interest rate derivatives	—	—	(3)	—	(3)
	$(13)	$(100)	$(56)	$49	$(120)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2025:
Assets:
Commodity derivatives	$—	$47	$2	$(8)	$41
Foreign currency exchange rate derivatives	—	11	—	—	11
Interest rate derivatives	12	25	8	—	45
Mortgage loans held for sale	—	698	—	—	698
Money market mutual funds	1,469	—	—	—	1,469
Debt securities:
U.S. government obligations	326	—	—	—	326
Corporate obligations	—	133	—	—	133
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	549	—	—	—	549
International companies	9	—	—	—	9
Investment funds	283	—	—	—	283
	$2,648	$916	$10	$(8)	$3,566
Liabilities:
Commodity derivatives	$(13)	$(169)	$(56)	$83	$(155)
Interest rate derivatives	—	(3)	—	1	(2)
	$(13)	$(172)	$(56)	$84	$(157)

(1)Represents netting under master netting arrangements and a net cash collateral receivable of $40 million and $76 million as of September 30, 2026 and December 31, 2025, respectively.
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

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
		Interest		Interest
	Commodity	Rate	Commodity	Rate
	Derivatives	Derivatives	Derivatives	Derivatives
2026:
Beginning balance	$(65)	$13	$(54)	$8
Changes included in earnings(1)	—	(8)	—	(3)
Changes in fair value recognized in net regulatory assets	(21)	—	(42)	—
Settlements	34	—	44	—
Ending balance	$(52)	$5	$(52)	$5

2025:
Beginning balance	$(100)	$14	$(72)	$5
Changes included in earnings(1)	—	(3)	—	6
Changes in fair value recognized in net regulatory assets	(41)	—	(83)	—
Settlements	99	—	113	—
Ending balance	$(42)	$11	$(42)	$11

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

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$60,605	$52,305	$57,259	$52,665

(10)    Commitments and Contingencies

Commitments

The Company has the following firm commitments that are not reflected on the Consolidated Balance Sheets.

Construction Commitments

During the nine-month period ended September 30, 2026, MidAmerican Energy entered into firm construction commitments totaling $613 million for the remainder of 2026 through 2029 related to the construction of wind-powered, solar-powered and natural gas-powered generating facilities in Iowa.

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

PacifiCorp has settled various claims associated with the Wildfires, including all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp has settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with certain Oregon wineries and with the federal government, claims remain outstanding for a substantial number of plaintiffs associated with the James case. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims.

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

Following the Phase I liability verdict, 1,889 James class members filed 10 separate mass complaints from April 2024 through October 2026 in Multnomah County Circuit Court Oregon, each premised on the Phase I liability verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed. Additional complaints have been or may be filed by class plaintiffs based on trial activity.

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

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and oral argument was held November 3, 2026.

At a May 2026 hearing, the Multnomah County Circuit Court Oregon granted PacifiCorp's request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 27 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals' April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals' April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials resumed on August 10, 2026. The Multnomah County Circuit Court Oregon granted plaintiffs' request to enter limited judgments on the already completed Phase II damages trials but granted PacifiCorp's request to waive bonding requirements on those judgments.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through September 30, 2026. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through September 30, 2026, PacifiCorp paid $2,287 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In October 2026 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $1 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Beginning balance	$572	$1,381	$1,161	$1,536
Accrued losses	—	100	—	100
Payments	(6)	(27)	(595)	(182)
Ending balance	$566	$1,454	$566	$1,454

As of September 30, 2026 and December 31, 2025, $149 million and $734 million of PacifiCorp's liability for estimated losses associated with the Wildfires was included in other current liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of September 30, 2026, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of September 30, 2026 and December 31, 2025, was included in other long-term liabilities on the Consolidated Balance Sheets.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices, RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs and settlements were reached by Keller Williams, NAR and HomeServices subsequent to the trial. All settlements received court approval, had final judgments entered by the court and were appealed to the U.S. Court of Appeals for the Eighth Circuit. Following briefing and oral arguments, the U.S. Court of Appeals for the Eighth Circuit affirmed the court's final approvals of all settlements on August 19, 2026, denied appellants' petitions for rehearing on September 24, 2026, and issued its mandate on October 2, 2026, transferring the matter back to the court to execute the settlements. Appellants may file a petition for review with the U.S. Supreme Court, the granting of which is discretionary.

The final HomeServices settlement agreement with the plaintiffs reached on April 25, 2024, settles all claims asserted against HomeServices, HSF Affiliates LLC and BHH Affiliates, LLC in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years aggregating $250 million. HomeServices has made payments of $10 million in September 2024, $57 million in February 2025 and $63 million in February 2026. HomeServices recognized an after-tax charge of approximately $140 million in the first quarter of 2024, and the liability outstanding as of September 30, 2026 and December 31, 2025, was $107 million and $158 million, respectively.

(11)    Revenue from Contracts with Customers

Energy Products and Services

The following table summarizes the Company's energy products and services revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business, including a reconciliation to the Company's reportable segment information included in Note 13 (in millions):

	For the Three-Month Period Ended September 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$2,028	$1,024	$1,279	$—	$—	$—	$—	$1	$4,332
Retail gas	—	99	16	—	—	—	—	—	115
Wholesale	81	120	17	—	—	—	—	—	218
Transmission and distribution	48	15	23	282	—	161	—	—	529
Interstate pipeline	—	—	—	—	608	—	—	(33)	575
Other	57	—	—	—	—	—	—	(1)	56
Total Regulated	2,214	1,258	1,335	282	608	161	—	(33)	5,825
Nonregulated	—	1	(6)	18	326	19	299	(4)	653
Total Customer Revenue	2,214	1,259	1,329	300	934	180	299	(37)	6,478
Other revenue	4	14	1	28	(1)	1	65	—	112
Total	$2,218	$1,273	$1,330	$328	$933	$181	$364	$(37)	$6,590

	For the Nine-Month Period Ended September 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$5,397	$2,282	$2,900	$—	$—	$—	$—	$(1)	$10,578
Retail gas	—	532	71	—	—	—	—	—	603
Wholesale	133	377	40	—	2	—	—	—	552
Transmission and distribution	117	41	59	848	—	487	—	—	1,552
Interstate pipeline	—	—	—	—	2,253	—	—	(120)	2,133
Other	142	—	1	—	—	—	—	(1)	142
Total Regulated	5,789	3,232	3,071	848	2,255	487	—	(122)	15,560
Nonregulated	—	5	1	54	1,042	63	742	(11)	1,896
Total Customer Revenue	5,789	3,237	3,072	902	3,297	550	742	(133)	17,456
Other revenue	38	48	1	87	13	5	165	—	357
Total	$5,827	$3,285	$3,073	$989	$3,310	$555	$907	$(133)	$17,813

	For the Three-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$1,975	$894	$1,121	$—	$—	$—	$—	$(1)	$3,989
Retail gas	—	90	18	—	—	—	—	—	108
Wholesale	37	118	16	—	1	—	—	(2)	170
Transmission and distribution	46	14	22	260	—	162	—	2	506
Interstate pipeline	—	—	—	—	563	—	—	(31)	532
Other	31	—	—	—	—	—	—	—	31
Total Regulated	2,089	1,116	1,177	260	564	162	—	(32)	5,336
Nonregulated	—	—	1	20	269	16	287	(1)	592
Total Customer Revenue	2,089	1,116	1,178	280	833	178	287	(33)	5,928
Other revenue	24	10	(1)	29	2	2	64	1	131
Total	$2,113	$1,126	$1,177	$309	$835	$180	$351	$(32)	$6,059

	For the Nine-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	BHE and Other(1)	Total
Customer Revenue:
Regulated:
Retail electric	$5,333	$2,073	$2,556	$—	$—	$—	$—	$(3)	$9,959
Retail gas	—	504	89	—	—	—	—	—	593
Wholesale	65	322	45	—	2	—	—	(2)	432
Transmission and distribution	128	41	55	884	—	480	—	2	1,590
Interstate pipeline	—	—	—	—	1,994	—	—	(104)	1,890
Other	93	—	1	—	—	—	—	—	94
Total Regulated	5,619	2,940	2,746	884	1,996	480	—	(107)	14,558
Nonregulated	—	3	5	67	885	62	746	(3)	1,765
Total Customer Revenue	5,619	2,943	2,751	951	2,881	542	746	(110)	16,323
Other revenue	72	57	1	87	3	4	148	—	372
Total	$5,691	$3,000	$2,752	$1,038	$2,884	$546	$894	$(110)	$16,695
(1)The BHE and Other reportable segment represents amounts related principally to other corporate entities, corporate functions and intersegment eliminations.

Real Estate Services

The following table summarizes the Company's real estate services Customer Revenue by line of business (in millions):

	HomeServices
	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Customer Revenue:
Brokerage	$1,064	$1,089	$3,011	$3,031
Franchise	15	15	43	39
Total Customer Revenue	1,079	1,104	3,054	3,070
Mortgage and other revenue	75	81	235	239
Total	$1,154	$1,185	$3,289	$3,309

Remaining Performance Obligations

The following table summarizes the Company's revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2026, by reportable segment (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

BHE Pipeline Group	$3,401	$19,719	$23,120
BHE Transmission	672	170	842
Total	$4,073	$19,889	$23,962

(12)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized	Foreign	Unrealized		AOCI
	Amounts On	Currency	Gains		Attributable
	Retirement	Translation	on Cash	Noncontrolling	To BHE
	Benefits	Adjustment	Flow Hedges	Interests	Shareholders, Net

Balance, December 31, 2024	$(421)	$(1,999)	$78	$1	$(2,341)
Other comprehensive (loss) income	(4)	533	(25)	—	504
Balance, September 30, 2025	$(425)	$(1,466)	$53	$1	$(1,837)

Balance, December 31, 2025	$(482)	$(1,409)	$46	$1	$(1,844)
Other comprehensive income (loss)	27	(213)	(8)	—	(194)
Balance, September 30, 2026	$(455)	$(1,622)	$38	$1	$(2,038)

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

	For the Three-Month Period Ended September 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$2,218	$1,273	$1,330	$328	$933	$181	$364	$1,154	$(37)	$7,744
Cost of sales	906	377	595	26	63	9	19	848	(39)	2,804
Operations and maintenance	474	257	156	72	329	37	104	270	68	1,767
Depreciation and amortization	326	251	154	94	169	51	74	9	—	1,128
Interest expense	283	110	92	49	69	38	29	—	131	801
Interest and dividend income	39	7	5	—	12	—	3	3	(6)	63
Income tax expense (benefit)	(100)	(64)	37	17	52	2	(213)	9	(314)	(574)
Equity income (loss)	—	—	1	—	5	23	(165)	2	—	(134)
Other segment items	(10)	(10)	45	(30)	(83)	(10)	(32)	(2)	(3)	(135)
Earnings on common shares	$358	$339	$347	$40	$185	$57	$157	$21	$108	$1,612

Capital expenditures	$725	$525	$707	$222	$446	$39	$18	$4	$(101)	$2,585

	For the Nine-Month Period Ended September 30, 2026
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$5,827	$3,285	$3,073	$989	$3,310	$555	$907	$3,289	$(133)	$21,102
Cost of sales	2,301	1,057	1,428	79	193	21	56	2,386	(133)	7,388
Operations and maintenance	1,411	708	480	210	852	120	311	839	115	5,046
Depreciation and amortization	951	810	453	285	498	153	226	27	—	3,403
Interest expense	780	330	268	145	216	113	90	—	396	2,338
Interest and dividend income	109	19	19	1	38	1	7	10	(20)	184
Income tax expense (benefit)	(174)	(475)	54	40	306	7	(841)	12	(266)	(1,337)
Equity income (loss)	—	—	2	1	38	66	(552)	5	—	(440)
Other segment items	(43)	(30)	121	(74)	(288)	(32)	(54)	(11)	20	(391)
Earnings on common shares	$624	$844	$532	$158	$1,033	$176	$466	$29	$(245)	$3,617

Capital expenditures	$2,168	$1,413	$2,102	$569	$925	$212	$267	$13	$(135)	$7,534

	For the Three-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$2,113	$1,126	$1,177	$309	$835	$180	$351	$1,185	$(32)	$7,244
Cost of sales	940	309	545	32	52	5	26	862	(33)	2,738
Operations and maintenance	548	241	164	68	314	36	92	271	10	1,744
Depreciation and amortization	304	209	143	92	153	54	78	10	(1)	1,042
Interest expense	199	104	81	39	72	39	33	1	139	707
Interest and dividend income	28	10	8	1	13	—	3	4	(7)	60
Income tax expense (benefit)	(102)	(66)	19	11	44	2	(196)	12	(330)	(606)
Equity income (loss)	—	—	1	—	7	20	(159)	2	—	(129)
Other segment items	5	(2)	22	(21)	(67)	(8)	(6)	(2)	18	(61)
Earnings on common shares	$257	$337	$256	$47	$153	$56	$156	$33	$194	$1,489

Capital expenditures	$773	$470	$850	$177	$413	$81	$187	$3	$—	$2,954

	For the Nine-Month Period Ended September 30, 2025
	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables(2)	HomeServices	BHE and Other(1)	Total

Operating revenue	$5,691	$3,000	$2,752	$1,038	$2,884	$546	$894	$3,309	$(110)	$20,004
Cost of sales	2,381	889	1,319	94	173	14	80	2,391	(109)	7,232
Operations and maintenance	1,451	704	450	181	816	110	354	799	48	4,913
Depreciation and amortization	975	771	419	268	458	158	219	30	(1)	3,297
Interest expense	588	314	239	111	214	112	98	4	422	2,102
Interest and dividend income	89	24	19	5	50	1	10	12	(25)	185
Income tax expense (benefit)	(154)	(483)	31	52	239	9	(850)	21	(227)	(1,362)
Equity income (loss)	—	—	2	1	44	63	(525)	6	—	(409)
Other segment items	—	(21)	50	(65)	(254)	(28)	(21)	(19)	135	(223)
Earnings on common shares	$539	$808	$365	$273	$824	$179	$457	$63	$(133)	$3,375

Capital expenditures	$2,179	$1,210	$1,996	$505	$867	$263	$407	$6	$94	$7,527
(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.
(2)Income tax expense (benefit) includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

The following table summarizes the other segment items category by the Company's reportable segments:

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices

Property and other taxes	X	X	X	X	X	X	X	X
Capitalized interest	X	X	X	X	X	X
Allowance for equity funds	X	X	X		X	X
Gains (losses) on marketable securities, net	X	X	X		X	X	X	X
Other income (expense), net	X	X	X	X	X	X	X	X
Net income attributable to noncontrolling interests				X	X	X	X	X

The following table summarizes the Company's total assets by reportable segment (in millions):

	As of
	September 30,	December 31,
	2026	2025
Assets:
PacifiCorp	$42,834	$38,323
MidAmerican Funding	30,615	29,712
NV Energy	22,957	21,118
Northern Powergrid	10,942	10,819
BHE Pipeline Group	23,483	22,977
BHE Transmission	9,782	9,762
BHE Renewables	11,243	11,644
HomeServices	3,391	3,449
BHE and Other(1)	539	523
Total assets	$155,786	$148,327
(1)The differences between the reportable segment amounts and the consolidated amounts, described as BHE and Other, relate principally to other corporate entities, corporate functions and intersegment eliminations.

The following table shows the change in the carrying amount of goodwill by reportable segment for the nine-month period ended September 30, 2026 (in millions):

	PacifiCorp	MidAmerican Funding	NV Energy	Northern Powergrid	BHE Pipeline Group	BHE Transmission	BHE Renewables	HomeServices	Total

December 31, 2025	$1,129	$2,102	$2,369	$990	$1,814	$1,439	$95	$1,583	$11,521
Foreign currency translation	—	—	—	(11)	—	(51)	—	—	(62)
Dispositions	(89)	—	—	—	—	—	—	—	(89)
September 30, 2026	$1,040	$2,102	$2,369	$979	$1,814	$1,388	$95	$1,583	$11,370

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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

Operating revenue and earnings on common shares for the Company's reportable segments are summarized as follows (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Operating revenue:
PacifiCorp	$2,218	$2,113	$105	5%	$5,827	$5,691	$136	2%
MidAmerican Funding	1,273	1,126	147	13	3,285	3,000	285	10
NV Energy	1,330	1,177	153	13	3,073	2,752	321	12
Northern Powergrid	328	309	19	6	989	1,038	(49)	(5)
BHE Pipeline Group	933	835	98	12	3,310	2,884	426	15
BHE Transmission	181	180	1	1	555	546	9	2
BHE Renewables	364	351	13	4	907	894	13	1
HomeServices	1,154	1,185	(31)	(3)	3,289	3,309	(20)	(1)
BHE and Other	(37)	(32)	(5)	(16)	(133)	(110)	(23)	(21)
Total operating revenue	$7,744	$7,244	$500	7%	$21,102	$20,004	$1,098	5%

Earnings on common shares:
PacifiCorp	$358	$257	$101	39%	$624	$539	$85	16%
MidAmerican Funding	339	337	2	1	844	808	36	4
NV Energy	347	256	91	36	532	365	167	46
Northern Powergrid	40	47	(7)	(15)	158	273	(115)	(42)
BHE Pipeline Group	185	153	32	21	1,033	824	209	25
BHE Transmission	57	56	1	2	176	179	(3)	(2)
BHE Renewables(1)	157	156	1	1	466	457	9	2
HomeServices	21	33	(12)	(36)	29	63	(34)	(54)
BHE and Other	108	194	(86)	(44)	(245)	(133)	(112)	(84)
Total earnings on common shares	$1,612	$1,489	$123	8%	$3,617	$3,375	$242	7%
(1)Includes the tax attributes of disregarded entities that are not required to pay income taxes and the earnings of which are taxable directly to BHE.

Earnings on common shares increased $242 million for the first nine months of 2026 compared to 2025. Included in these results was a pre-tax gain in the first nine months of 2025 of $110 million ($87 million after-tax) related to the Company's investment in BYD Company Limited. Excluding the impact of this item, earnings on common shares for the first nine months of 2026 increased $329 million, or 10%, compared to adjusted earnings on common shares for the first nine months of 2025 of $3,288 million.

The changes in earnings on common shares for the third quarter and for the first nine months of 2026 compared to 2025 were primarily due to the following:
•The Utilities' earnings increased $194 million for the third quarter and $288 million for the first nine months of 2026 compared to 2025, primarily due to higher electric utility margin, wildfire loss accruals of $100 million in the third quarter of 2025 at PacifiCorp, higher PTCs recognized and increased allowances for equity and borrowed funds used during construction at NV Energy, partially offset by increased interest expense, higher operations and maintenance expense and higher depreciation and amortization expense. Electric retail customer volumes increased 5.5% for the first nine months of 2026 compared to 2025, primarily due to higher customer usage, an increase in the average number of customers and the favorable impact of weather for the third quarter;

•Northern Powergrid's earnings decreased $7 million for the third quarter and $115 million for the first nine months of 2026 compared to 2025, primarily due to higher distribution revenue for the first nine months of 2025, increased interest expense, higher distribution-related operating and depreciation costs and higher income tax expense from prior year utilization of tax losses from the upstream gas exploration and production business. Units distributed increased 0.7% for the first nine months of 2026 compared to 2025 mainly due to higher customer usage;
•BHE Pipeline Group's earnings increased $32 million for the third quarter and $209 million for the first nine months of 2026 compared to 2025, primarily due to higher transportation revenues at Northern Natural Gas and higher variable revenue at Cove Point;
•HomeServices' earnings decreased $12 million for the third quarter and $34 million for the first nine months of 2026 compared to 2025, primarily due to an after-tax charge of $22 million in the second quarter of 2026 associated with a settlement reached in the ongoing real estate industry litigation matters and lower brokerage revenue; and
•BHE and Other's earnings decreased $86 million for the third quarter and $112 million for the first nine months of 2026 compared to 2025, primarily due to the $87 million after-tax gain recognized in the first quarter of 2025 related to the Company's investment in BYD Company Limited, timing of other operating costs and lower federal income tax credits recognized on a consolidated basis, partially offset by lower interest expense and favorable consolidated income tax adjustments.

Reportable Segment Results

PacifiCorp

Operating revenue increased $105 million for the third quarter of 2026 compared to 2025, primarily due to higher retail revenue of $53 million and higher wholesale and other revenue of $52 million. Retail revenue increased primarily due to $127 million from higher retail volumes, partially offset by price impacts of $74 million from lower average rates, largely from tariff changes offset by changes in sales mix. Retail customer volumes increased 9.9% primarily due to higher customer usage and an increase in the average number of customers. Wholesale and other revenue increased mainly due to higher wholesale volumes and higher REC sales.

Earnings increased $101 million for the third quarter of 2026 compared to 2025, primarily due to higher utility margin of $139 million, prior year wildfire loss accruals of $100 million and higher PTCs recognized of $31 million, partially offset by higher interest expense of $84 million, increased operations and maintenance expense of $26 million and higher depreciation and amortization expense of $22 million. Utility margin increased primarily due to higher retail volumes, lower purchased electricity costs and higher wholesale volumes, partially offset by lower retail rates and higher thermal generation costs. Interest expense increased mainly due to higher average outstanding long-term debt balances and interest on BESS accounted for as finance leases. Operations and maintenance expense increased primarily due to higher amortization of demand-side management costs and increased injuries and damages costs. Depreciation and amortization expense increased primarily due to additional assets placed in-service and amortization associated with BESS agreements accounted for as finance leases.

Operating revenue increased $136 million for the first nine months of 2026 compared to 2025, primarily due to higher retail revenue of $71 million and higher wholesale and other revenue of $65 million. Retail revenue increased primarily due to $143 million from higher retail volumes, partially offset by price impacts of $72 million from lower average rates. The lower average rates were largely due to tariff changes and $87 million of prior year utilization of certain existing regulatory liabilities due to the buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in depreciation and amortization expense), partially offset by changes in sales mix. Retail customer volumes increased by 4.0%, primarily due to higher customer usage and an increase in the average number of customers, partially offset by the unfavorable impact of weather. Wholesale and other revenue increased primarily due to higher wholesale volumes and higher REC sales, partially offset by lower average wholesale prices.

Earnings increased $85 million for the first nine months of 2026 compared to 2025, primarily due to higher utility margin of $216 million, prior year wildfire loss accruals of $100 million, higher PTCs recognized of $50 million and lower depreciation and amortization expense of $24 million, partially offset by increased interest expense of $192 million and higher operations and maintenance expense of $60 million. Utility margin increased primarily due to higher retail and wholesale volumes, lower thermal generation costs and lower purchased electricity costs, partially offset by lower retail rates and lower average wholesale prices. Depreciation and amortization expense decreased primarily due to the prior year buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in operating revenue), partially offset by additional assets placed in-service and amortization associated with BESS agreements accounted for as finance leases. Interest expense increased mainly due to higher average outstanding long-term debt balances and interest on BESS agreements accounted for as finance leases. Operations and maintenance expense increased primarily due to higher injuries and damages costs and increased amortization of demand-side management costs.

MidAmerican Funding

Operating revenue increased $147 million for the third quarter of 2026 compared to 2025, primarily due to higher electric retail revenue of $130 million. Electric retail revenue increased primarily due to higher recoveries through adjustment clauses of $68 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit) and higher retail volumes of $50 million. Electric retail customer volumes increased 9.4%, primarily due to higher customer usage and the favorable impact of weather.

Earnings increased $2 million for the third quarter of 2026 compared to 2025, primarily due to higher electric utility margin of $74 million, partially offset by increased depreciation and amortization expense of $42 million and higher operations and maintenance expense of $16 million. Electric utility margin increased primarily due to higher retail revenue, partially offset by higher purchased electricity and thermal generation costs. Depreciation and amortization expense increased primarily due to the impacts of certain regulatory mechanisms and additional assets placed in-service. Operations and maintenance expense increased mainly due to higher general and plant maintenance costs.

Operating revenue increased $285 million for the first nine months of 2026 compared to 2025, primarily due to higher electric operating revenue of $234 million and higher natural gas operating revenue of $49 million. Electric operating revenue increased primarily due to higher retail revenue of $209 million from higher recoveries through adjustment clauses of $106 million (fully offset in cost of sales, operations and maintenance expense and income tax benefit) and higher volumes of $91 million. Electric retail customer volumes increased 7.2%, primarily due to higher customer usage and the favorable impact of weather. Natural gas operating revenue increased primarily due to higher energy-related rates of $42 million (fully offset in cost of sales) from a higher average per-unit cost of natural gas sold.

Earnings increased $36 million for the first nine months of 2026 compared to 2025, primarily due to higher electric utility margin of $108 million, partially offset by increased depreciation and amortization expense of $39 million and higher interest expense of $16 million. Electric utility margin increased primarily due to higher retail revenue and lower thermal generation costs, partially offset by higher purchased electricity costs. Depreciation and amortization expense increased primarily due to additional assets placed in-service, partially offset by the impacts of certain regulatory mechanisms. Interest expense increased largely due to higher average outstanding long-term debt balances.

NV Energy

Operating revenue increased $153 million for the third quarter of 2026 compared to 2025, primarily due to higher electric operating revenue of $161 million. Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $54 million, increased base rates of $47 million at Nevada Power, higher customer volumes of $46 million and lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings of $18 million. Electric retail customer volumes increased 9.0%, primarily due to the favorable impact of weather, higher customer usage and an increase in the average number of customers.

Earnings increased $91 million for the third quarter of 2026 compared to 2025, primarily due to higher electric utility margin of $111 million. Electric utility margin increased primarily due to increased base rates at Nevada Power, higher retail volumes and lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings.

Operating revenue increased $321 million for the first nine months of 2026 compared to 2025, primarily due to higher electric operating revenue of $343 million. Electric operating revenue increased primarily due to higher fully bundled energy rates (fully offset in cost of sales) of $125 million, increased base rates of $103 million at Nevada Power, higher customer volumes of $64 million and lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings of $38 million. Electric retail customer volumes increased 6.3%, primarily due to the favorable impact of weather, higher customer usage and an increase in the average number of customers.

Earnings increased $167 million for the first nine months of 2026 compared to 2025, primarily due to higher electric utility margin of $218 million and increased allowances for borrowed and equity funds of $63 million, partially offset by higher depreciation and amortization expense of $34 million, increased operations and maintenance expense of $30 million and higher interest expense of $29 million. Electric utility margin increased primarily due to higher base rates at Nevada Power, higher retail volumes and lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings. Depreciation and amortization expense increased primarily due to additional assets placed in-service. Operations and maintenance expense increased primarily due to higher administrative costs and unfavorable regulatory amortizations. Interest expense increased mainly due to higher average outstanding long-term debt balances.

Northern Powergrid

Operating revenue increased $19 million for the third quarter of 2026 compared to 2025, primarily due to higher distribution revenue of $22 million. Distribution revenue increased primarily due to higher tariff rates driven by the impacts of inflation. Units distributed increased 0.7% mainly due to higher customer usage.

Earnings decreased $7 million for the third quarter of 2026 compared to 2025, largely due to higher interest expense of $8 million from higher average outstanding long-term debt balances.

Operating revenue decreased $49 million for the first nine months of 2026 compared to 2025, primarily due to lower distribution revenue of $60 million, partially offset by $27 million from the weaker U.S. dollar. Distribution revenue decreased primarily due to higher revenue driven by the inflation adjustment mechanism in the first quarter of 2025. Units distributed increased 0.7% mainly due to higher customer usage.

Earnings decreased $115 million for the first nine months of 2026 compared to 2025, primarily due to higher distribution revenue in the first quarter of 2025 driven by the inflation adjustment mechanism, increased interest expense of $33 million, higher distribution-related operating and depreciation costs and increased income tax expense from prior year utilization of tax losses from the upstream gas exploration and production business of $10 million.

BHE Pipeline Group

Operating revenue increased $98 million for the third quarter of 2026 compared to 2025, primarily due to higher operating revenue of $62 million at BHE GT&S and higher operating revenue of $24 million at Northern Natural Gas. The increase in operating revenue at BHE GT&S was largely due to favorable variable revenues at Cove Point of $44 million. The increase in operating revenue at Northern Natural Gas was primarily due to the impacts of a general rate case of $19 million.

Earnings increased $32 million for the third quarter of 2026 compared to 2025, primarily due to higher earnings of $31 million at BHE GT&S. The increase at BHE GT&S was primarily due to favorable variable revenue at Cove Point.

Operating revenue increased $426 million for the first nine months of 2026 compared to 2025, primarily due to higher operating revenue of $215 million at Northern Natural Gas and higher operating revenue of $180 million at BHE GT&S. The increase in operating revenue at Northern Natural Gas was primarily due to the impacts of a general rate case of $109 million and higher transportation revenue in the Field Area of $85 million, largely from higher variable rates. The increase in operating revenue at BHE GT&S was primarily due to favorable variable revenue at Cove Point of $123 million, higher regulated gas transmission and storage services revenue of $15 million, largely from additional capacity contracts and an increase in recovery of regulated tracker expenses at Cove Point of $11 million (fully offset in operations and maintenance expense).

Earnings increased $209 million for the first nine months of 2026 compared to 2025, primarily due to higher earnings of $125 million at Northern Natural Gas and higher earnings of $83 million at BHE GT&S. The increase at Northern Natural Gas was primarily due to higher transportation revenue, partially offset by higher depreciation and amortization expense of $17 million from additional assets placed in-service. The increase at BHE GT&S was primarily due to favorable variable revenue at Cove Point, a gain from the initial conveyance of development rights under one of its natural gas storage fields at EGTS of $16 million and higher regulated gas transmission and storage services revenue, partially offset by higher operations and maintenance expense of $22 million (partially offset in operating revenue), largely from increased plant operations and maintenance costs.

BHE Transmission

Operating revenue increased $1 million for the third quarter of 2026 compared to 2025.
Earnings increased $1 million for the third quarter of 2026 compared to 2025.

Operating revenue increased $9 million for the first nine months of 2026 compared to 2025, mainly due to $5 million from the weaker U.S. dollar.

Earnings decreased $3 million for the first nine months of 2026 compared to 2025, mainly due to the disallowance of certain wildfire costs at AltaLink.

BHE Renewables

Operating revenue increased $13 million for the third quarter of 2026 compared to 2025, primarily due to higher solar revenue of $10 million from higher pricing and generation.

Earnings increased $1 million for the third quarter of 2026 compared to 2025.

Operating revenue increased $13 million for the first nine months of 2026 compared to 2025, primarily due to higher natural gas and geothermal revenue of $33 million and higher solar revenue of $21 million, both from higher pricing and higher generation, partially offset by lower electric and natural gas retail energy services revenue of $26 million and lower wind revenue of $16 million largely due to unfavorable changes in the valuation of certain derivative contracts.

Earnings increased $9 million for the first nine months of 2026 compared to 2025, mainly due to higher geothermal and natural gas earnings of $43 million from higher natural gas pricing, lower maintenance costs and higher geothermal generation, and higher solar earnings of $25 million largely due to higher pricing and generation, partially offset by lower wind earnings of $35 million. Wind earnings decreased due to lower earnings from the tax equity investment portfolio of $25 million, largely due to timing of equity earnings and lower PTCs of $9 million, and lower earnings from owned projects of $10 million primarily from lower revenue.

HomeServices

Operating revenue decreased $31 million for the third quarter of 2026 compared to 2025, primarily due to lower brokerage revenue of $24 million from a 7% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates and low inventory, and lower mortgage revenue of $7 million due to a 4% decrease in funded volume.

Earnings decreased $12 million for the third quarter of 2026 compared to 2025, primarily due to lower brokerage and mortgage revenue.

Operating revenue decreased $20 million for the first nine months of 2026 compared to 2025, primarily due to lower brokerage revenue of $23 million from a 5% decrease in closed brokerage units driven by the continued slowdown of overall market activity due to increased interest rates and low inventory.

Earnings decreased $34 million for the first nine months of 2026 compared to 2025, primarily due to an after-tax charge of $22 million associated with a settlement reached in the ongoing real estate industry litigation matters and lower brokerage revenue.

BHE and Other

Earnings decreased $86 million for the third quarter of 2026 compared to 2025, primarily due to timing of other operating costs and $36 million of lower federal income tax credits recognized on a consolidated basis, partially offset by lower interest expense of $7 million largely due to lower average outstanding long-term debt balances.

Earnings decreased $112 million for the first nine months of 2026 compared to 2025, primarily due to the $87 million after-tax gain recognized in the first quarter of 2025 related to the Company's investment in BYD Company Limited, timing of other operating costs and $12 million of lower federal income tax credits recognized on a consolidated basis, partially offset by lower interest expense of $25 million largely due to lower average outstanding long-term debt balances and favorable consolidated income tax adjustments of $19 million.

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

As of September 30, 2026, the Company's total net liquidity was as follows (in millions):

								BHE Pipeline
			MidAmerican	NV	Northern	BHE		Group and
	BHE	PacifiCorp	Funding	Energy	Powergrid	Canada(3)	HomeServices	Other	Total

Cash and cash equivalents(1)	$248	$2,021	$623	$99	$20	$224	$359	$318	$3,912

Credit facilities(2)	3,500	3,000	1,509	1,000	370	650	1,525	—	11,554
Less:
Short-term debt	—	—	—	—	(283)	(2)	(599)	—	(884)
Tax-exempt bond support and letters of credit	—	—	(258)	—	—	(6)	—	—	(264)
Net credit facilities	3,500	3,000	1,251	1,000	87	642	926	—	10,406

Total net liquidity	$3,748	$5,021	$1,874	$1,099	$107	$866	$1,285	$318	$14,318
Credit facilities:
Maturity dates	2029	2029	2027, 2029	2029	2026, 2028	2030, 2031	2026, 2027, 2030

(1)Excludes a $249 million investment in a U.S. Treasury Bill at PacifiCorp included in investments and restricted cash and cash equivalents on the Consolidated Balance Sheets.
(2)Includes $104 million drawn on capital expenditure and other uncommitted credit facilities at Northern Powergrid.
(3)Reflects credit facility amendments that were effective October 1, 2026.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025, were $7.6 billion and $7.0 billion, respectively. The increase was primarily due to higher income tax receipts and favorable operating results, partially offset by higher wildfire liability settlement payments and higher cash paid for interest.

The timing of the Company's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025, were $(7.9) billion and $(7.0) billion, respectively. The change was primarily due to lower proceeds from sales of BYD Company Limited common stock of $525 million and higher net purchases of U.S. Treasury Bills of $207 million. Refer to "Future Uses of Cash" for a discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2026, was $2.5 billion. Sources of cash totaled $5.1 billion and consisted mainly of proceeds from subsidiary debt issuances of $4.8 billion, primarily at PacifiCorp. Uses of cash totaled $2.6 billion and consisted mainly of repayments of subsidiary debt of $1.3 billion, net repayments of short-term debt of $1.1 billion, and distributions to noncontrolling interests of $164 million.

For a discussion of recent financing transactions, refer to Notes 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the nine-month period ended September 30, 2025, was $843 million. Sources of cash totaled $3.8 billion and consisted mainly of proceeds from subsidiary debt issuances of $3.1 billion and net proceeds from short-term debt of $587 million. Uses of cash totaled $3.0 billion and consisted mainly of repayments of BHE senior debt of $1.7 billion, repayments of subsidiary debt of $720 million and preferred stock redemptions of $481 million.

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

The Company's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026
Capital expenditures by business:
PacifiCorp	$2,179	$2,168	$2,771
MidAmerican Funding	1,210	1,413	2,519
NV Energy	1,996	2,102	3,240
Northern Powergrid	505	569	784
BHE Pipeline Group	867	925	1,326
BHE Transmission	263	212	316
BHE Renewables	407	267	369
HomeServices	6	13	21
BHE and Other(1)	94	(135)	(125)
Total	$7,527	$7,534	$11,221

Capital expenditures by type:
Electric distribution	$1,756	$1,859	$2,657
Electric transmission	1,462	1,508	2,455
Natural gas transmission and storage	728	930	1,291
Solar generation	415	441	822
Wind generation	625	435	721
Wildfire prevention	622	490	603
Electric battery storage	466	145	213
Other	1,453	1,726	2,459
Total	$7,527	$7,534	$11,221
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
•Electric transmission includes both growth and operating expenditures. Operating expenditures include spending for system reinforcement, upgrades and replacements of facilities to maintain system reliability and investments in routine expenditures for transmission needed to serve existing and expected demand. Growth expenditures include spending for the following:
◦PacifiCorp's transmission investment primarily reflects costs associated with major transmission projects totaling $298 million and $153 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2032 totals $145 million for the remainder of 2026.
◦Nevada Utilities' Greenlink Nevada transmission expansion program. Expenditures for the expansion program and other growth projects totaled $625 million and $622 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the expansion program estimated to be placed in-service in 2027 through 2028 and other growth projects totals $426 million for the remainder of 2026.

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
•Solar generation and electric battery storage include growth expenditures, including spending for the following:
◦Construction and operation of solar-powered generating facilities at MidAmerican Energy totaling $148 million and $9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending totals $259 million for the remainder of 2026.
◦Construction at the Nevada Utilities of a 400-MW solar photovoltaic facility with an additional 400 MW of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% for Nevada Power and 90% for Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026. Spending for the solar-powered generating facilities totaled $42 million and $271 million, respectively, while spending for the co-located battery storage totaled $119 million and $378 million, respectively, for the nine-month periods ended September 30, 2026 and 2025. Planned spending for the solar-powered generating facility totals $45 million for the remainder of 2026.
◦Construction at BHE Renewables of a 48-MW solar photovoltaic facility with an additional 46 MW of co-located battery storage that is being developed in Kern County, California, with commercial operation expected in 2026 and a 106-MW solar photovoltaic facility with an additional 20 MW of co-located battery storage located in Jackson County, West Virginia, with commercial operations expected to be complete in 2028. Spending for the solar-powered generating facilities totaled $24 million and $40 million, respectively, while spending for the co-located battery storage totaled $15 million and $46 million, respectively, for the nine-month periods ended September 30, 2026 and 2025. Planned spending for the solar-powered generating facilities and co-located battery storage total $37 million and $17 million, respectively, for the remainder of 2026.
◦Construction at BHE Montana of a 130-MW solar photovoltaic facility with commercial operation expected in 2026 and a 75 MW of battery storage that was put into service in January 2026 located in Glacier and Toole Counties in Montana and Ethridge, Montana, respectively. Spending for the solar-powered generating facilities totaled $136 million and $18 million, respectively, while spending for the co-located battery storage totaled $11 million and $42 million, respectively, for the nine-month periods ended September 30, 2026 and 2025. Planned spending for the solar-powered generating facility totals $35 million for the remainder of 2026.
•Wind generation includes both growth and operating expenditures. Growth expenditures include spending for the following:
◦Construction of wind-powered generating facilities at MidAmerican Energy totaling $27 million and $182 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $24 million for the remainder of 2026.
◦Repowering of wind-powered generating facilities at MidAmerican Energy totaling $317 million and $198 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the repowering of wind-powered generating facilities totals $230 million for the remainder of 2026. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Wildfire prevention includes growth and operating expenditures, including spending for the following:
◦Expenditures at PacifiCorp totaling $445 million and $591 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $82 million for the remainder of 2026, and is comprised of reducing wildfire risk in the fire high consequence areas by conversion of overhead systems to underground, replacing overhead bare wire conductor with covered conductors, replacing traditional fuses with non-expulsion fuses and deployment of advanced protection devices for faster fault detection. The efforts will also include an expansion of the weather station network and predictive tools for situational awareness across the entire service territory.

◦Expenditures at the Nevada Utilities totaling $38 million and $24 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $24 million for the remainder of 2026, and is comprised of projects included in a comprehensive natural disaster protection plan filed and approved by the PUCN. These projects include, but are not limited to, rebuilding distribution lines with covered conductor, converting overhead distribution lines to underground and copper wire and pole replacement projects.
•Other includes both growth and operating expenditures including spending for routine expenditures for generation and other infrastructure needed to serve existing and expected demand, natural gas distribution, technology, and environmental spending relating to emissions control equipment and the management of coal combustion residuals.

Material Cash Requirements

As of September 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 6 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Regulatory Matters

BHE's regulated subsidiaries and certain affiliates are subject to comprehensive governmental regulation, which significantly influences their operating environment, prices charged to customers, capital structure, costs and, ultimately, their ability to recover costs and earn a reasonable return on invested capital. The discussion below contains material developments to those matters disclosed in Item 1 of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025, and new regulatory matters occurring in 2026. The outcomes and timing of ongoing matters are subject to regulatory review and approval, and could differ materially from amounts currently requested in regulatory proceedings.

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

In June 2026, PacifiCorp reached a joint settlement resolving all matters in the above-mentioned consolidated appeals at the Utah Supreme Court. In July 2026, the UPSC approved the joint settlement agreement that, among other things: (i) results in an annual rate increase of $93 million subject to sharing under an asymmetrical earnings test; (ii) requires PacifiCorp to invest $2 billion in infrastructure projects located in Utah through December 31, 2028; and (iii) requires PacifiCorp to not file a general rate case with a rate effective date prior to January 1, 2029. Rates became effective August 10, 2026.

In November 2025, PacifiCorp filed an application to create a catastrophic wildfire fund authorized by Utah statute. The fire fund would serve as a supplement to other forms of insurance to manage liabilities associated with catastrophic fire events in Utah that are not otherwise covered by insurance. In March 2026, the UPSC issued a notice of legal conclusion that determined that the surcharge for a fire fund could not be implemented outside of a general rate case. This docket remains open to make findings and determinations regarding the catastrophic wildfire fund in advance of the next general rate case.

In May 2026, PacifiCorp filed its EBA application to recover deferred net power costs from 2025. The filing requests a rate decrease of $375 million, or 12.5%, to be effective on an interim basis on July 1, 2026. In June 2026, the UPSC approved the interim rate change, effective July 1, 2026.

Oregon

In April 2025, PacifiCorp filed a renewable adjustment clause application with the OPUC to recover the full costs of certain wind‑powered generating facilities and associated transmission line beginning January 1, 2026, that are being only partially recovered as a result of the December 2024 general rate case order or that were placed into service subsequent to the rate effective date of the last general rate case. The application sought a rate increase of $51 million, or 2.5%, effective January 1, 2026. In December 2025, the OPUC approved recovery of the costs associated with the wind-powered generating facilities but not the associated transmission line, citing that the transmission costs could only be recovered in a general rate case. The filing resulted in a rate increase of $40 million, which is a 2.2% increase for non-residential customers effective January 1, 2026, and a 1.7% increase for residential customers effective April 1, 2026. In February 2026, PacifiCorp filed an application for reconsideration with the OPUC regarding the decision to exclude recovery of the transmission line under the renewable adjustment clause which the OPUC denied in March 2026. In May 2026, PacifiCorp filed for review of this decision with the Oregon Court of Appeals. In August 2026, PacifiCorp filed for deferral of approximately $12 million for costs associated with the transmission line while the OPUC decision is under review from the Oregon Court of Appeals.

In April 2026, PacifiCorp filed its Oregon transition adjustment mechanism requesting approval to update net power costs for 2027. The initial filing requested a rate decrease of $56 million or 2.8%, subject to updates, to become effective January 1, 2027. In September 2026, a joint stipulation and supporting testimony was filed requesting a total rate decrease of $71 million, or 3.5%, subject to final power cost updates expected in November 2026.

In May 2026, PacifiCorp filed a general rate case requesting an overall rate increase of $171 million, or 8.6%. To address near-term financial needs, PacifiCorp requested an interim rate increase effective June 4, 2026, with the remaining increase effective July 15, 2027. If interim rates were denied, PacifiCorp requested the entirety of the rate increase to be effective April 5, 2027. In May 2026, the OPUC denied PacifiCorp's request for interim rates. The general rate case request includes recovery of capital investments, including full recovery of the transmission line for which recovery was limited in the December 2024 general rate case order, and increased operating and maintenance expenses, including increased insurance premiums. In September 2026, PacifiCorp reduced its rate request by $8 million, due to corrections and removal of the amortization of certain costs. In October 2026, PacifiCorp filed a multi-party settlement stipulation subject to approval by the OPUC supporting a $132 million rate increase. The stipulation includes reductions to the requested operating and maintenance and insurance expenses and maintains PacifiCorp's currently authorized return on equity. The stipulation also reflects full recovery of the transmission line and dismissal of the associated legal appeals.

Wyoming

In March 2023, PacifiCorp filed a general rate case requesting a rate increase of $140 million, or 21.6%, to become effective January 1, 2024, and subsequently filed to update net power costs and increase third-party liability insurance premium costs. In November 2023, the WPSC approved a rate increase of $54 million, or 8.3%, effective January 1, 2024. In January 2024, PacifiCorp filed an application for rehearing of multiple items, including the WPSC's adjustment to net power costs related to third-party wholesale reserves and costs associated with the Washington Cap and Invest program. In an April 2024 open meeting, the WPSC denied rehearing, and PacifiCorp pursued review in both federal and Wyoming state courts. In September 2025, the U.S. District Court for the District of Wyoming ruled that WPSC's net power costs adjustment intruded on the FERC's jurisdiction over third-party wholesale reserves, and the WPSC subsequently appealed the ruling to the Tenth Circuit Court of Appeals. In July 2026, the Laramie County Wyoming District Court affirmed the WPSC disallowance of costs associated with the Washington Cap and Invest program.

In January 2026, PacifiCorp filed an application to establish a temporary balancing account to track the excess liability insurance premium expenses currently included in rates and 80% of the cost of claims and outside legal defense costs related to wildfires that occur in Wyoming while pursuing a self-insurance reserve fund for wildfire liability. The WPSC approved the application in May 2026.

In April 2026, PacifiCorp filed its ECAM and renewable energy credit and sulfur dioxide revenue credit mechanism combined application to recover deferred net power costs from 2025. The filing requests a rate decrease of $51 million, or 6.0%, to be effective on an interim basis on July 1, 2026. In June 2026, the WPSC approved the interim rate change, effective July 1, 2026.

In May 2026, PacifiCorp filed a general rate case requesting a two-step rate increase of $70 million, or 8.8%. The request seeks an increase of $68 million, of 8.5%, effective March 15, 2027, and a second increase of $2 million, or 0.3%, effective April 1, 2027, dependent on the approval of the Washington service area transfer discussed below. If the Washington service area transfer is approved, the new rates will capture the impacts of the sale due to changes in allocation factors and any sharing of the excess of the value of the amount received over the net assets to be sold. The request includes recovery of capital investments and increased net power costs. The general rate case also requests revisions to the ECAM to allow for quarterly updates and funding for a wildfire self-insurance reserve fund. In October 2026, PacifiCorp revised its requested two-step rate increase to $52 million, primarily due to updates to net power costs. The first-step rate increase was decreased to $50 million, while the second-step increase remained approximately $2 million.

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

California

In September 2024, PacifiCorp filed to recover costs associated with an event that occurred in 2023 recorded in the catastrophic events memorandum account requesting recovery of $30 million over a two-year period, resulting in an annual rate increase of $15 million, or 10.2%, effective March 1, 2025. In August 2025, parties filed a motion for the CPUC to adopt a joint settlement agreement for $29 million amortized over three years. In June 2026, the CPUC approved the joint settlement, and on July 10, 2026, the catastrophic events memorandum account rate increase became effective.

In June 2025, the CPUC issued a proposed administrative enforcement order against PacifiCorp for its 2020 wildfire mitigation plan compliance. The order alleges that PacifiCorp did not meet targets in the approved wildfire mitigation plan and did not provide sufficient data to support PacifiCorp's compliance or corrective actions. The order proposes a $27 million penalty. In July 2025, PacifiCorp filed a request for hearing which was originally scheduled to take place in May 2026. However, due to scheduling issues, hearings began in June 2026 and will continue through December 2026.

In February 2026, PacifiCorp filed an application to recover over $340 million associated with the wildfire expense memorandum account representing claims costs paid and legal expense incurred to resolve third-party claims arising from the California portion of the Slater Fire and the 2022 McKinney Fire.

In August 2026, PacifiCorp filed its 2027 combined ECAC and greenhouse gas-related costs application requesting an overall rate decrease of $27 million, or 16.1%, effective January 1, 2027. Approximately $22 million of the decrease is attributed to the ECAC and the remaining $5 million is attributed to the greenhouse gas-related costs.

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

2026 PacifiCorp Inter-Jurisdictional Allocation Protocol

In August 2025, PacifiCorp filed applications with the UPSC, the OPUC, the WPSC and the IPUC for approval of PacifiCorp's 2026 Inter-Jurisdictional Cost Allocation Protocol ("2026 Protocol"). The 2026 Protocol is intended to supersede the 2020 PacifiCorp Inter-Jurisdictional Allocation Protocol ("2020 Protocol") for Utah, Oregon, Wyoming, Idaho and California, and align with the changes proposed in the Washington 2026 Protocol, filed with the April 2025 power cost only rate case. The CPUC will consider the 2026 Protocol as part of PacifiCorp's next general rate case filed in California. In December 2025, PacifiCorp filed deferral applications with the UPSC, the OPUC, the WPSC and the IPUC for net impacts of the reallocation of resources required to implement the 2026 Protocol as of January 1, 2026, while approval of the 2026 Protocol is pending in the respective states. In February 2026, PacifiCorp filed motions to suspend the procedural schedules in the respective states to assess the effects of the Washington service area sale described below on the proposed 2026 Protocol that were granted by the four commissions in February and March 2026. In October 2026, PacifiCorp filed a settlement stipulation in each of the respective states whereby most provisions of the 2020 Protocol were temporarily extended for ratemaking proceedings with rate effective dates before January 1, 2029 and for any rate mechanisms with true-up procedures involving costs incurred through December 31, 2028. The extension of the 2020 Protocol agreed to in the stipulation will not apply to any reassignment or reallocation of all or portions of any generation and transmission facilities due to the Washington service area transfer. Any reassignment or reallocation of these facilities will be considered separately in each state outside of this proceeding. The stipulation is subject to approval by the UPSC, the OPUC, the WPSC and the IPUC.

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

Iowa

In July 2026, MidAmerican Energy filed a request with the IUC seeking an increase in its Iowa natural gas delivery rates based on a future test year. If approved as filed, the request would increase annual revenues by approximately $55 million, or 9.7%. The filing includes recovery of investments related to system reliability, new systems and technologies, and compliance with evolving safety and regulatory standards. As allowed by Iowa law, MidAmerican Energy implemented a temporary natural gas delivery rate increase of approximately $44 million, or 7.7% of total annual revenue, in July 2026. The filing also proposes a revenue adjustment mechanism intended to reduce revenue volatility associated with weather and usage variability.

South Dakota

In August 2026, MidAmerican Energy filed a request with the South Dakota Public Utilities Commission ("SDPUC") seeking an increase in its South Dakota natural gas delivery rates based on a historical test year. If approved as filed, the request would increase annual revenues by approximately $9 million, or 9.3%. The filing includes recovery of investments related to system reliability and customer growth, new systems and technologies, and compliance with evolving safety and regulatory standards, as well as higher operating costs and declining usage per customer. The filing also proposes a revenue adjustment mechanism intended to reduce revenue volatility associated with weather and usage variability.

NV Energy (Nevada Power and Sierra Pacific)

Wildfire Self-Insurance Policy Filing

In January 2025, the Nevada Utilities filed applications with the PUCN requesting approval to establish a $500 million wildfire self-insurance policy (the "Policy") and to recover the costs of the Policy in rates over a ten-year period. The Policy would provide coverage, in excess of the Nevada Utilities' wildfire liability insurance, for third-party claims in the event a catastrophic wildfire in Nevada is alleged to be caused or exacerbated by utility equipment. In July 2025, the PUCN issued an order finding that $1.0-$1.5 billion of insurance coverage was a prudent range for the Nevada Utilities based on their wildfire risk profile and that the requested $500 million of additional coverage was sufficiently supported. However, the PUCN determined that additional information was necessary to assess whether the self-insurance policy was prudent and reasonable compared to other options. In July 2026, the PUCN issued an order approving a modified Policy that provides $275 million of additional coverage subject to a $25 million deductible and a 10 percent coinsurance requirement, both of which are nonrecoverable expenses. The order authorizes recovery of $180 million through rates over a ten-year period and requires the Nevada Utilities to provide $45 million of nonrecoverable contributions to a captive insurance company.

In July 2026, the PUCN issued a declaratory order approving a deferred debit to record costs for loss insurance related to wildfire property damage.

Natural Disaster Protection Plan (NDPP)

In February 2026, the Nevada Utilities filed with the PUCN a joint application for approval of their Joint Natural Disaster Protection Plan for the period 2027-2029, proposing approximately $410 million in investment to mitigate wildfire and other natural disaster risks, strengthen system reliability, and build a more resilient energy future. In September 2026, the Nevada Utilities filed and presented a stipulation with the PUCN signed by all parties aside from the Northern Nevada Industrial Electric Users, which did not oppose it. In October 2026, the PUCN approved the NDPP plan for $367 million.

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

Northern Natural Gas

In July 2025, Northern Natural Gas filed a general rate case that proposed an overall annual cost-of-service of $1.6 billion. This is an increase of $286 million above the cost-of-service filed in its 2022 rate case of $1.3 billion, largely due to higher depreciation expense and return allowance of $165 million from increased rate base and an increase in depreciation and negative salvage rates, and increased operations and maintenance expenses of $96 million. Northern Natural Gas requested increases in various rates, including transportation and storage reservation rates. In January 2026, the FERC approved Northern Natural Gas' filing to implement interim rates effective January 1, 2026, subject to refund and the outcome of hearing procedures. In March 2026, a settlement agreement ultimately supported by all participating parties was filed with the FERC to resolve all pending issues in the rate case. The settlement agreement provides for increased Market Area transportation reservation rates of 30%, increased Field Area transportation reservation rates of 37%, and increased storage reservation rates of 10% from the rates that were in effect in 2025. The settlement also provides for a moratorium on Section 4 and Section 5 rate actions until July 1, 2027. The settlement rates were implemented on an interim basis effective February 1, 2026. In September 2026, the FERC issued an order approving the uncontested settlement. In September and October 2026, Northern Natural Gas issued refunds of $28 million to customers.

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

Environmental Deregulation

On March 12, 2025, the EPA announced a significant deregulatory effort focused on climate change and measures that impact the energy sector. At the core of the deregulatory effort is the plan to reconsider the EPA's 2009 endangerment finding on greenhouse gases. That finding gives the EPA its authority to regulate greenhouse gas emissions by finding they threaten public health. Because the endangerment finding underpins most climate rules, rewriting the scientific finding can streamline the process of undoing those rules for power plants, motor vehicles and other sectors. In addition to the endangerment finding, the EPA announced it will review the following rules and policies relevant to the Registrants: greenhouse gas standards for power plants; methane standards for the oil and natural gas sector; greenhouse gas reporting rule; mercury and air toxics standards; steam electric effluent limitation guidelines; oil and natural gas effluent limitation guidelines; risk management program; hydrofluorocarbon phase-out rule; NAAQS for fine particulate matter; regional haze program; state and tribal implementation plans for a variety of air quality rules; exceptional events policy; coal combustion residuals rule; and the definition of waters of the U.S. The EPA has taken the following actions to implement the announcement:

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
•On September 17, 2026, the EPA published a final rule repealing carbon capture and storage-based standards for new gas turbines and existing coal units while leaving in place efficiency-based standards for new gas turbines and a supplemental proposal that would rescind all Clean Air Act Section 111 greenhouse gas emissions regulations for power plants. The supplemental proposal provides a bolstered rationale for eliminating all utility greenhouse gas limits, citing revised Clean Air Act interpretations. The final rule will take effect November 16, 2026, and the EPA accepted public comments on the supplemental proposal through November 2, 2026. Environmental groups immediately challenged the final rule in the D.C. Circuit on September 17, 2026, setting the deadline to petition to intervene at October 19, 2026. MidAmerican, NV Energy and PacifiCorp are supporting motions to intervene on behalf of the EPA to defend the rescission of carbon capture and storage-based emissions limits through the Electric Generators for Sensible Regulation coalition, the Edison Electric Institute and the Midwest Ozone Group. Until rulemaking is complete and litigation is exhausted, impacts on the relevant Registrants cannot be determined.

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

On April 9, 2026, the EPA released a proposal to amend the legacy CCR rule promulgated in 2024. The EPA proposed to revise the rule by exempting CCR dewatering structures; modifying the legacy CCR surface impoundment deferral criteria; eliminating the CCR management unit provisions; establishing new site-specific compliance pathway considerations for permitting groundwater monitoring points of compliance, corrective action cleanup levels, closure performance standards, closure timelines and CCR extraction for beneficial use during post-closure care; revising the definition of beneficial use; proposing a definition of CCR storage pile; and excluding specific beneficial uses from federal CCR regulations. As an alternative to full rescission of the CCR management unit provisions, the EPA also sought comment on several alternative approaches that would modify the definition and applicability of CCR management unit and the rule's associated requirements. The EPA accepted comments on the proposed amendments through June 29, 2026. On June 9, 2026, the EPA also reopened the public comment period for the 2020 proposed rule regarding a federal CCR permit program. That rule would require owners and operators of CCR surface impoundments and landfills to obtain federal CCR permits for units located in a state without an EPA-approved state CCR permit program. The EPA accepted public comments on the federal CCR permit program through July 29, 2026. On July 14, 2026, the EPA solicited public input on an advanced notice of proposed rulemaking as it considers whether a general permit program could be developed to allow facilities to temporarily obtain permit coverage until an individual permit issued by the EPA or an approved state CCR permit program is in effect. The EPA accepted comments on a potential general permit program through October 12, 2026. Until rulemaking is completed and litigation exhausted, impacts on the relevant Registrants cannot be determined.

Notwithstanding the status of the final CCR rule, citizens' suits have been filed against regulated entities seeking judicial relief for contamination alleged to have been caused by releases of coal combustion residuals. Some of these cases have been successful in imposing liability upon companies if CCR contaminate groundwater that is ultimately released or connected to surface water. In addition, actions have been filed against regulated entities seeking to require that surface impoundments containing CCR be subject to closure by removal rather than being allowed to effectuate closure in place as provided under the final rule. The Registrants are not a party to these lawsuits and until they are resolved, the Registrants cannot predict the impact on overall compliance obligations.

Federal Permitting Moratoria for Renewable Energy

On January 20, 2025, the Trump Administration released a Presidential Memorandum temporarily placing a halt on offshore wind leasing and on federal permitting for onshore wind facilities. The memorandum calls for a "temporary cessation and immediate review" of federal wind permitting for onshore wind. This directive covers "new or renewed approvals, rights of way, permits, leases, or loans for onshore or offshore wind projects" pending the completion of a comprehensive assessment and review of federal wind leasing and permitting practices. The memorandum does not provide a timeline for the Secretary of the Interior to complete its review. It also does not provide any guidance on the alleged deficiencies in the permitting process that are to be addressed. Between January and August 2025, the U.S. Department of Interior ("DOI') issued a number of orders to implement the Presidential Memorandum and enact a significant federal policy shift concerning renewable energy. Seventeen states, the District of Columbia, and the Alliance for Clean Energy New York challenged the Presidential Memorandum in U.S. District Court for the District of Massachusetts. On December 8, 2025, the court found the memorandum to be arbitrary and capricious and contrary to law and directed that it be vacated in full, meaning the ruling applies nationwide. However, the various directives issued by federal agencies limiting access to federal permits or increasing the regulatory requirements for wind and solar projects do not rely on the Presidential Memorandum, so the district court's order is not expected to directly affect them. On December 23, 2025, eight regional renewable energy trade associations filed suit in Massachusetts district court challenging six actions by federal agencies that have blocked or curtailed permitting for renewable energy projects and have requested a preliminary injunction of these actions. Applicable to the relevant Registrants, the challenged administrative actions include the DOI's policy requiring review and approval by three of the department's most senior officials for each discretionary action related to wind and solar projects; a memorandum from the Army Corps of Engineers requiring consideration of capacity density when reviewing applications for individual permits under Section 404 of the Clean Water Act and Section 10 of the Rivers and Harbors Act; and the U.S. Fish and Wildlife Service's prohibition on wind facilities obtaining permits authorizing the take of eagles under the Bald and Golden Eagle Protection Act. On April 21, 2026, the U.S. District Court for the District of Massachusetts issued a preliminary injunction blocking implementation of five of the six challenged actions, including the DOI's policy requiring three levels of review for wind and solar projects; the memoranda requiring the DOI and the Army Corps of Engineers to use a new capacity density metric when evaluating wind and solar projects on federal lands; and the DOI action restricting wind and solar projects from using the Fish and Wildlife Service's IPAC website for preliminary environmental screening. The court's order provides plaintiffs' members immediate relief from the administrative actions at issue. The U.S. Government filed a notice of appeal of the preliminary injunction June 17, 2026. Until litigation is exhausted, impacts on the relevant Registrants cannot be determined.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
PacifiCorp

Results of Review of Interim Financial Information
We have reviewed the accompanying consolidated balance sheet of PacifiCorp and subsidiaries ("PacifiCorp") as of September 30, 2026, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Portland, Oregon
November 6, 2026

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$2,010	$73
Trade receivables, net	981	1,032
Other receivables, net	270	212
Inventories	964	920
Regulatory assets	202	669
Prepayments	173	148
Assets held for sale (Note 3)	1,894	—
Other current assets	293	138
Total current assets	6,787	3,192

Property, plant and equipment, net	30,659	31,113
Regulatory assets	1,840	1,891
Other assets	2,417	994

Total assets	$41,703	$37,190
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$1,253	$1,378
Accrued interest	293	260
Accrued property, income and other taxes	174	96
Accrued employee expenses	149	105
Short-term debt	—	1,000
Current portion of long-term debt	—	100
Regulatory liabilities	72	80
Wildfires liabilities (Note 12)	149	734
Liabilities held for sale (Note 3)	247	—
Other current liabilities	555	529
Total current liabilities	2,892	4,282

Senior debt	16,081	13,193
Junior subordinated debt	1,930	841
Regulatory liabilities	2,414	2,577
Deferred income taxes	3,431	3,274
Finance lease liabilities (Note 6)	1,834	393
Wildfires liabilities (Note 12)	417	427
Other long-term liabilities	933	1,056
Total liabilities	29,932	26,043

Commitments and contingencies (Note 12)

Shareholder's equity:
Common stock - 750 shares authorized, no par value, 357 shares issued and outstanding	—	—
Additional paid-in capital	4,479	4,479
Retained earnings	7,301	6,678
Accumulated other comprehensive loss, net	(9)	(10)
Total shareholder's equity	11,771	11,147

Total liabilities and shareholder's equity	$41,703	$37,190
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Operating revenue	$2,218	$2,113	$5,827	$5,691

Operating expenses:
Cost of fuel and energy	906	940	2,301	2,381
Operations and maintenance	474	448	1,411	1,351
Wildfires losses (Note 12)	—	100	—	100
Depreciation and amortization	326	304	951	975
Property and other taxes	63	58	193	177
Total operating expenses	1,769	1,850	4,856	4,984

Operating income	449	263	971	707

Other income (expense):
Interest expense	(283)	(199)	(780)	(588)
Allowance for borrowed funds	22	24	65	70
Allowance for equity funds	29	33	76	91
Interest and dividend income	39	28	108	88
Other, net	1	6	9	17
Total other income (expense)	(192)	(108)	(522)	(322)

Income before income tax expense (benefit)	257	155	449	385
Income tax expense (benefit)	(100)	(102)	(174)	(154)
Net income	$357	$257	$623	$539
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

					Accumulated
			Additional		Other	Total
	Preferred	Common	Paid-in	Retained	Comprehensive	Shareholder's
	Stock	Stock	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2025	$—	$—	$4,479	$6,320	$(9)	$10,790
Net income	—	—	—	257	—	257
Balance, September 30, 2025	$—	$—	$4,479	$6,577	$(9)	$11,047

Balance, December 31, 2024	$2	$—	$4,479	$6,040	$(9)	$10,512
Net income	—	—	—	539	—	539
Preferred stock redemption	(2)	—	—	(2)	—	(4)
Balance, September 30, 2025	$—	$—	$4,479	$6,577	$(9)	$11,047

Balance, June 30, 2026	$—	$—	$4,479	$6,944	$(10)	$11,413
Net income	—	—	—	357	—	357
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2026	$—	$—	$4,479	$7,301	$(9)	$11,771

Balance, December 31, 2025	$—	$—	$4,479	$6,678	$(10)	$11,147
Net income	—	—	—	623	—	623
Other comprehensive income	—	—	—	—	1	1
Balance, September 30, 2026	$—	$—	$4,479	$7,301	$(9)	$11,771
The accompanying notes are an integral part of these consolidated financial statements.

PACIFICORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$623	$539
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	951	975
Allowance for equity funds	(76)	(91)
Net power cost deferrals	(170)	(270)
Amortization of net power cost deferrals	590	694
Other changes in regulatory assets and liabilities	6	(149)
Deferred income taxes and amortization of investment tax credits	97	(96)
Other, net	—	12
Changes in other operating assets and liabilities:
Trade receivables, other receivables and other assets	(32)	(72)
Inventories	(82)	(65)
Derivative collateral, net	15	(16)
Prepayments	(25)	98
Accrued property, income and other taxes, net	170	163
Accounts payable and other liabilities	19	19
Wildfires insurance receivable	—	98
Wildfires liability	(595)	(82)
Net cash flows from operating activities	1,491	1,757

Cash flows from investing activities:
Capital expenditures	(2,168)	(2,179)
Purchases of U.S. Treasury Bills	(245)	—
Other, net	27	8
Net cash flows from investing activities	(2,386)	(2,171)

Cash flows from financing activities:
Proceeds from senior debt	2,881	—
Proceeds from junior subordinated debt	1,089	841
Repayments of senior debt	(100)	(250)
Net repayments of short-term debt	(1,000)	(165)
Repayments of finance leases	(23)	(3)
Redemption of preferred stock	—	(4)
Other, net	(14)	(1)
Net cash flows from financing activities	2,833	418

Net change in cash and cash equivalents and restricted cash and cash equivalents	1,938	4
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	95	61
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$2,033	$65
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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The Consolidated Statements of Comprehensive Income (Loss) have been omitted as net income (loss) materially equals comprehensive income (loss) for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in PacifiCorp's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026. Refer to Note 12 for discussion of loss contingencies related to the Oregon and Northern California 2020 wildfires (the "2020 Wildfires") and the wildfire that began in the Oak Knoll Ranger District of the Klamath National Forest in Siskiyou County, California in July 2022 (the "2022 McKinney Fire"), collectively referred to as the "Wildfires." Refer to Note 3 for information regarding assets and liabilities held for sale.

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

As a result of the Transaction, PacifiCorp has presented the associated assets and liabilities as held for sale as of September 30, 2026, on the Consolidated Balance Sheets within current assets and current liabilities due to the expected timing of close of the Transaction. As the Transaction does not represent a strategic shift that will have a major impact on PacifiCorp's operations or financial results based on the scale of PacifiCorp's Washington operations and retail service territory relative to its overall operations and retail service territory, the Transaction does not qualify for presentation as discontinued operations.

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

The assets and liabilities held for sale as presented in Assets held for sale and Liabilities held for sale on the Consolidated Balance Sheets as of September 30, 2026, are as follows:

Assets held for sale:
Trade receivables, net		$116
Property, plant and equipment, net:
Generation	861
Transmission	322
Distribution	764
Intangible plant and other	66
Accumulated depreciation and amortization	(479)
Construction work-in-progress	52
Property, plant and equipment, net		1,586
Regulatory assets		102
Other assets		90
Total assets held for sale		$1,894

Liabilities held for sale:
Regulatory liabilities		$203
Other liabilities		44
Total liabilities held for sale		$247

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

(4)    Cash and Cash Equivalents and Restricted Cash and Cash Equivalents

Cash equivalents consist of funds invested in money market mutual funds, U.S. Treasury Bills and other investments with a maturity of three months or less when purchased. Cash and cash equivalents exclude amounts where availability is restricted by legal requirements, loan agreements or other contractual provisions. Restricted cash and cash equivalents consist substantially of vendor retention funds. A reconciliation of cash and cash equivalents and restricted cash and cash equivalents as presented on the Consolidated Statements of Cash Flows is outlined below and disaggregated by the line items in which they appear on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$2,010	$73
Restricted cash and cash equivalents included in other current assets	20	19
Restricted cash included in other assets	3	3
Total cash and cash equivalents and restricted cash and cash equivalents	$2,033	$95

As of September 30, 2026, PacifiCorp held a $249 million investment in a U.S. Treasury Bill included in other current assets on the Consolidated Balance Sheet.

(5)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Generation	15 - 59 years	$14,450	$15,114
Transmission	60 - 90 years	11,610	11,732
Distribution	20 - 75 years	11,259	11,127
Intangible plant and other	2 - 75 years	2,645	2,667
Utility plant in-service		39,964	40,640
Accumulated depreciation and amortization		(13,040)	(12,875)
Utility plant in-service, net		26,924	27,765
Nonregulated, net of accumulated depreciation and amortization	34 - 75 years	18	18
		26,942	27,783
Construction work-in-progress		3,717	3,330
Property, plant and equipment, net		$30,659	$31,113

Government Grants

As of September 30, 2026 and December 31, 2025, approximately $77 million and $50 million, respectively, of federal grant funds reduced additions to property, plant and equipment – net on the Consolidated Balance Sheets. During the nine-month periods ended September 30, 2026 and 2025, approximately $3 million and $17 million, respectively, of federal grant funds reduced operating expenses on the Consolidated Statements of Operations.

(6)    Finance Leases

During the nine-month period ended September 30, 2026, facilities associated with previously executed energy storage agreements achieved commercial operation, resulting in additional finance lease liabilities as presented below. There were no material changes to PacifiCorp's operating leases during 2026.

The following table summarizes PacifiCorp's finance leases recorded on the Consolidated Balance Sheets (in millions):

	As of
	September 30,	December 31,
	2026	2025
Right-of-use assets:
Finance leases(1)	$1,868	$427

Lease liabilities:
Finance leases(1)	$1,892	$432
(1)Includes amounts associated with energy storage facilities for which the associated costs will be subject to recovery as part of regulated net power costs and PacifiCorp's deferred net power cost mechanisms.

PacifiCorp has the following remaining finance lease commitments as of September 30, 2026 (in millions):

	Finance
	PPAs/Energy Storage Agreements	Other

2026	$41	$2
2027	159	12
2028	159	12
2029	160	11
2030	160	11
Thereafter	2,506	24
Total undiscounted lease payments	3,185	72
Less - amounts representing interest	(1,351)	(14)
Lease liabilities	$1,834	$58

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

(8)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, PacifiCorp's provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. As of September 30, 2026, federal income taxes payable to BHE were $7 million and state income taxes receivable from BHE were $2 million. As of December 31, 2025, federal income taxes receivable from BHE were $94 million and state income taxes payable to BHE were $16 million. PacifiCorp received net cash payments for federal and state income taxes from BHE totaling $354 million and $136 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$54	21.0%	$33	21.0%	$94	21.0%	$81	21.0%
State and local income taxes, net of federal income tax	10	4.0	6	3.8	21	4.7	18	4.6
Energy-related tax credits	(138)	(53.5)	(107)	(69.0)	(244)	(54.3)	(194)	(50.5)
Nontaxable or non-deductible items	—	—	(1)	(0.4)	—	—	(1)	(0.2)
Effects of ratemaking(1)	(26)	(10.2)	(33)	(21.2)	(45)	(10.1)	(58)	(14.9)
Effective income tax rate	$(100)	(38.7)%	$(102)	(65.8)%	$(174)	(38.7)%	$(154)	(40.0)%
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

(9)    Employee Benefit Plans

Net periodic benefit cost (credit) for the pension and other postretirement benefit plans included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Pension:
Interest cost	$9	$9	$26	$28
Expected return on plan assets	(11)	(11)	(32)	(34)
Net amortization	2	1	7	5
Net periodic benefit (credit) cost	$—	$(1)	$1	$(1)

Other postretirement:
Service cost	$1	$—	$1	$—
Interest cost	2	3	7	8
Expected return on plan assets	(3)	(3)	(8)	(9)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit credit	$(1)	$(1)	$(2)	$(3)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Consolidated Statements of Operations. Employer contributions to the pension and other postretirement benefit plans are expected to be $4 million and $— million, respectively, during 2026. As of September 30, 2026, $3 million of contributions had been made to the pension plans.

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

The following table, which reflects master netting arrangements and excludes contracts that have been designated as normal under the normal purchases or normal sales exception afforded by GAAP, summarizes the fair value of PacifiCorp's derivative contracts, on a gross basis, and reconciles those amounts to the amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other	Other
	Current	Other	Current	Long-term
	Assets	Assets	Liabilities	Liabilities	Total
As of September 30, 2026
Not designated as hedging contracts(1):
Commodity assets	$4	$4	$—	$3	$11
Commodity liabilities	(2)	(2)	(53)	(5)	(62)
Total	2	2	(53)	(2)	(51)
Cash collateral receivable (payable)	—	—	27	(1)	26
Total derivatives - net basis	$2	$2	$(26)	$(3)	$(25)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$5	$—	$4	$1	$10
Commodity liabilities	—	—	(119)	(28)	(147)
Total	5	—	(115)	(27)	(137)
Cash collateral receivable	—	—	67	4	71
Total derivatives - net basis	$5	$—	$(48)	$(23)	$(66)
(1)PacifiCorp's commodity derivatives are generally included in rates. As of September 30, 2026, a regulatory asset of $51 million was recorded related to the net derivative liability of $51 million. As of December 31, 2025, a regulatory asset of $137 million was recorded related to the net derivative liability of $137 million.

The following table reconciles the beginning and ending balances of PacifiCorp's net regulatory assets (liabilities) and summarizes the pre-tax gains and losses on commodity derivative contracts recognized in net regulatory assets (liabilities), as well as amounts reclassified to earnings (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Beginning balance	$102	$53	$137	$97
Changes in fair value recognized in regulatory assets	(4)	82	51	85
Net gains reclassified to operating revenue	—	7	7	17
Net losses reclassified to cost of fuel and energy	(47)	(70)	(144)	(127)
Ending balance	$51	$72	$51	$72

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2026	2025

Electricity sales, net	Megawatt hours	(1)	—
Natural gas purchases	Decatherms	125	147

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2026, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of PacifiCorp's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $61 million and $145 million as of September 30, 2026 and December 31, 2025, respectively, for which PacifiCorp had posted collateral of $26 million and $71 million, respectively, in the form of cash deposits. If all credit-risk-related contingent features for derivative contracts in liability positions had been triggered as of September 30, 2026 and December 31, 2025, PacifiCorp would have been required to post $26 million and $69 million, respectively, of additional collateral.

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

The following table presents PacifiCorp's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2026:
Assets:
Commodity derivatives	$—	$11	$—	$(7)	$4
Money market mutual funds	1,767	—	—	—	1,767
Debt securities:
U.S. government obligations	498	—	—	—	498
Investment funds	24	—	—	—	24
	$2,289	$11	$—	$(7)	$2,293

Liabilities:
Commodity derivatives	$—	$(62)	$—	$33	$(29)

As of December 31, 2025:
Assets:
Commodity derivatives	$—	$10	$—	$(5)	$5
Money market mutual funds	84	—	—	—	84
Investment funds	28	—	—	—	28
	$112	$10	$—	$(5)	$117

Liabilities:
Commodity derivatives	$—	$(147)	$—	$76	$(71)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $26 million and $71 million as of September 30, 2026 and December 31, 2025, respectively.

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

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$18,011	$15,983	$14,134	$13,005

(12)    Commitments and Contingencies

Commitments

Energy Storage Contracts

Facilities associated with certain energy storage agreements previously disclosed as commitments in Note 14 of the Notes to Consolidated Financial Statements included in PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, achieved commercial operation during the nine-month period ended September 30, 2026. Refer to Note 6 for information related to the resulting finance lease obligations associated with these agreements.

Boardman to Hemingway Project ("B2H Project")

In November 2025, PacifiCorp executed a Master Purchase and Sale Agreement, Project Schedule to Master Purchase and Sale Agreement and Master Lease Agreement (collectively, the "B2H Agreements") with BHE B2H, LLC ("BHE B2H"), a newly created wholly owned subsidiary of BHE. The B2H Agreements provide for sale and leaseback of the B2H Project that is currently under construction with joint owner Idaho Power Company. The B2H Project is expected to be placed into service by the end of 2027, at which time the sale and leaseback of the B2H Project between PacifiCorp and BHE B2H was expected to occur.

In November 2026, the FERC rejected PacifiCorp's proposed sale and leaseback transaction without prejudice, indicating that without final project cost, final lease payment and other project specific information, it cannot find the B2H Agreements to be just and reasonable, not unduly discriminatory or preferential, or demonstrative of not resulting in an adverse effect on customer rates. PacifiCorp is currently evaluating next steps regarding the sale and leaseback transaction and is not precluded from seeking approval of the proposed transaction once final cost and related project specific information is known. PacifiCorp's construction commitments associated with the B2H Project remain in effect.

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

PacifiCorp has settled various claims associated with the Wildfires, including all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp has settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with certain Oregon wineries and with the federal government, claims remain outstanding for a substantial number of plaintiffs associated with the James case. PacifiCorp is also actively cooperating with the Oregon Department of Justice on resolving its alleged claims.

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

Following the Phase I liability verdict, 1,889 James class members filed 10 separate mass complaints from April 2024 through October 2026 in Multnomah County Circuit Court Oregon, each premised on the Phase I liability verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed. Additional complaints have been or may be filed by class plaintiffs based on trial activity.

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

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and oral argument was held November 3, 2026.

At a May 2026 hearing, the Multnomah County Circuit Court Oregon granted PacifiCorp's request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 27 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals' April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals' April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials resumed on August 10, 2026. The Multnomah County Circuit Court Oregon granted plaintiffs' request to enter limited judgments on the already completed Phase II damages trials but granted PacifiCorp's request to waive bonding requirements on those judgments.

Estimated Losses for and Settlements Associated with the Wildfires

Based on the facts and circumstances available to PacifiCorp as of the date of this filing, including (i) cause and origin investigations; (ii) ongoing settlement and mediation activities; (iii) other litigation matters and upcoming legal proceedings; and (iv) the status of the James case, PacifiCorp recorded cumulative estimated probable losses associated with the Wildfires of $2,853 million through September 30, 2026. PacifiCorp's cumulative accrual includes estimates of probable losses for fire suppression costs, real and personal property damages, natural resource damages and noneconomic damages such as personal injury damages and loss of life damages that it is reasonably able to estimate at this time and which is subject to change as additional relevant information becomes available.

Through September 30, 2026, PacifiCorp paid $2,287 million in settlements associated with the Wildfires. As a result of the settlements, various trials have been cancelled. In October 2026 and through the date of this filing, PacifiCorp made additional settlement payments related to the Wildfires totaling $1 million.

The following table presents changes in PacifiCorp's liability for estimated losses associated with the Wildfires (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Beginning balance	$572	$1,381	$1,161	$1,536
Accrued losses	—	100	—	100
Payments	(6)	(27)	(595)	(182)
Ending balance	$566	$1,454	$566	$1,454

As of September 30, 2026 and December 31, 2025, $149 million and $734 million of PacifiCorp's liability for estimated losses associated with the Wildfires was classified as a current liability captioned Wildfires liabilities on the Consolidated Balance Sheets. The amounts reflected as current as of September 30, 2026, reflect amounts reasonably expected to be paid out within the next year based on settlements reached as well as ongoing settlement and mediation efforts. The remainder of PacifiCorp's liability for estimated losses associated with the Wildfires as of September 30, 2026 and December 31, 2025, was classified as a noncurrent liability captioned Wildfires liabilities on the Consolidated Balance Sheets.

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

(13)    Revenue from Contracts with Customers

The following table summarizes PacifiCorp's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Customer Revenue:
Retail:
Residential	$744	$750	$1,984	$2,022
Commercial	778	677	2,004	1,844
Industrial	345	381	1,042	1,095
Other retail	161	167	367	372
Total retail	2,028	1,975	5,397	5,333
Wholesale	81	37	133	65
Transmission	48	46	117	128
Other Customer Revenue	57	31	142	93
Total Customer Revenue	2,214	2,089	5,789	5,619
Other revenue	4	24	38	72
Total operating revenue	$2,218	$2,113	$5,827	$5,691

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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

Net income for the third quarter of 2026 was $357 million, an increase of $100 million, compared to 2025. The increase in net income was primarily due to higher utility margin and prior year wildfire loss accruals of $100 million, partially offset by higher net interest expense, higher operations and maintenance expense, higher depreciation and amortization expense and lower allowances for borrowed and equity funds used during construction. Utility margin increased primarily due to higher operating revenue and lower purchased electricity costs, partially offset by higher thermal fuel expense and higher wheeling expense. Retail customer volumes increased 1,591 GWh, or 9.9%, primarily due to increases in customer usage, an increase in the average number of customers and favorable impacts of weather. Wholesale electricity sales volumes increased 1,630 GWh, or 168.6%.

Net income for the first nine months of 2026 was $623 million, an increase of $84 million, compared to 2025. The increase in net income was primarily due to higher utility margin, $100 million of prior year wildfire loss accruals, lower depreciation and amortization expense and higher income tax benefit, partially offset by higher net interest expense, higher operations and maintenance expense, lower allowances for borrowed and equity funds used during construction and higher property and other taxes. Utility margin increased primarily due to higher operating revenue, lower thermal fuel expense and lower purchased electricity costs, partially offset by higher wheeling expense. Retail customer volumes increased 1,809 GWh, or 4.0%, primarily due to an increase in customer usage and an increase in the average number of customers, partially offset by unfavorable impacts of weather. Wholesale electricity sales volumes increased 1,934 GWh, or 72.8%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to and not a substitute for operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin:
Operating revenue	$2,218	$2,113	$105	5%	$5,827	$5,691	$136	2%
Cost of fuel and energy	906	940	(34)	(4)	2,301	2,381	(80)	(3)
Utility margin	1,312	1,173	139	12	3,526	3,310	216	7
Operations and maintenance	474	448	26	6	1,411	1,351	60	4
Wildfires losses	—	100	(100)	*	—	100	(100)	*
Depreciation and amortization	326	304	22	7	951	975	(24)	(2)
Property and other taxes	63	58	5	9	193	177	16	9
Operating income	$449	$263	$186	71%	$971	$707	$264	37%
*Not meaningful

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$2,218	$2,113	$105	5%	$5,827	$5,691	$136	2%
Cost of fuel and energy	906	940	(34)	(4)	2,301	2,381	(80)	(3)
Utility margin	$1,312	$1,173	$139	12%	$3,526	$3,310	$216	7%

Sales (GWh):
Residential	5,452	5,014	438	9%	13,997	13,918	79	1%
Commercial(1)	7,396	6,153	1,243	20	18,953	17,048	1,905	11
Industrial(1)	4,185	4,153	32	1	12,421	12,501	(80)	(1)
Other(1)	706	828	(122)	(15)	1,393	1,488	(95)	(6)
Total retail	17,739	16,148	1,591	10	46,764	44,955	1,809	4
Wholesale	2,597	967	1,630	169	4,589	2,655	1,934	73
Total sales	20,336	17,115	3,221	19%	51,353	47,610	3,743	8%

Average number of retail customers (in thousands)	2,168	2,140	28	1%	2,162	2,133	29	1%

Average revenue per MWh:
Retail	$114.51	$122.52	$(8.01)	(7)%	$115.69	$118.77	$(3.08)	(3)%
Wholesale	$31.16	$58.83	$(27.67)	(47)%	$33.57	$46.98	$(13.41)	(29)%

Heating degree days	208	103	105	102%	5,388	5,911	(523)	(9)%
Cooling degree days	1,661	1,706	(45)	(3)%	2,139	2,264	(125)	(6)%

Sources of energy (GWh)(1):
Coal	6,162	6,634	(472)	(7)%	14,172	17,768	(3,596)	(20)%
Natural gas	6,027	4,586	1,441	31	13,250	11,552	1,698	15
Wind(2)	1,532	1,281	251	20	6,788	5,278	1,510	29
Hydroelectric and other(2)	311	406	(95)	(23)	1,697	2,086	(389)	(19)
Total energy generated	14,032	12,907	1,125	9	35,907	36,684	(777)	(2)
Energy purchased	8,147	5,491	2,656	48	19,183	14,679	4,504	31
Total	22,179	18,398	3,781	21%	55,090	51,363	3,727	7%

Average cost of energy per MWh:
Energy generated(3)	$25.87	$26.60	$(0.73)	(3)%	$24.26	$25.44	$(1.18)	(5)%
Energy purchased	$38.88	$69.36	$(30.48)	(44)%	$44.20	$60.14	$(15.94)	(27)%
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

Quarter Ended September 30, 2026, compared to Quarter Ended September 30, 2025

Utility margin increased $139 million, or 12%, for the third quarter of 2026 compared to 2025 primarily due to:
•$64 million of lower purchased electricity costs, mainly from lower average market prices;
•$53 million increase in retail revenue from higher volumes, partially offset by lower average prices. Retail prices decreased primarily due to lower tariff prices associated with the Utah EBA, partially offset by favorable product mix. Retail customer volumes increased 9.9%, primarily due to favorable Oregon and Utah commercial customer usage, mainly due to favorable data centers usage, favorable Utah residential customer usage, an increase in the average number of customers, mainly in Utah and Oregon and favorable weather-related impacts on Utah residential and commercial customers, partially offset by unfavorable Idaho irrigation customer usage and unfavorable weather-related impacts on Oregon residential and commercial customers;
•$28 million of lower coal-fueled generation costs from lower prices, partially offset by higher volumes;
•$24 million increase in wholesale revenue due to higher volumes and average market prices;
•$15 million of higher REC sales; and
•$9 million of higher revenue associated with transmission service reimbursements.
The increases above were partially offset by:
•$48 million of higher natural gas-fueled generation from higher volumes, partially offset by lower prices;
•$7 million of higher wheeling expense primarily due to higher volumes; and
•$3 million of lower net power cost deferrals due to lower deferrals of $127 million, partially offset by lower amortization of $124 million primarily due to the Utah EBA (offset in retail revenue).

Operations and maintenance increased $26 million, or 6%, for the third quarter of 2026 compared to 2025 primarily due to:
•$15 million of higher demand side management amortization driven by increased spend (offset in retail revenue);
•$9 million of higher costs associated with injuries and damages, excluding the Wildfires;
•$8 million of higher general plant and maintenance costs; and
•$7 million of higher consulting services costs.
The increases above were partially offset by:
•$11 million of lower legal fees;
•$7 million of lower insurance expense primarily due to lower liability insurance premiums; and
•$7 million of lower vegetation management and wildfire mitigation costs, primarily from lower amortization of prior year deferrals.

Wildfires losses decreased $100 million for the third quarter of 2026 compared to 2025 due to a decrease in loss accruals associated with the 2020 Wildfires.

Depreciation and amortization increased $22 million, or 7%, for the third quarter of 2026 compared to 2025, primarily due to higher average in-service plant and higher amortization associated with BESS agreements accounted for as finance leases.

Property and other taxes increased $5 million, or 9%, for the third quarter of 2026 compared to 2025, primarily due to higher property taxes in Oregon and Utah.

Interest expense increased $84 million, or 42%, for the third quarter of 2026 compared to 2025, primarily due to higher average long-term debt balances due to the issuance of $1.1 billion of junior subordinated notes in February 2026, the issuance of $400 million and $2.5 billion of first mortgage bonds in February 2026 and March 2026, respectively, and higher interest expense associated with energy storage agreements accounted for as finance leases.

Allowance for borrowed and equity funds decreased $6 million, or 11%, for the third quarter of 2026 compared to 2025, primarily due to lower qualified construction work-in-progress balances, partially offset by higher rates.

Interest and dividend income increased $11 million, or 39%, for the third quarter of 2026 compared to 2025, primarily due to higher investment income from higher cash investment balances, partially offset by lower interest income on regulatory assets.

Income tax benefit decreased $2 million, or 2%, for the third quarter of 2026 compared to 2025. The effective tax rate was (39)% and (66)% for the three-month periods ended September 30, 2026 and 2025, respectively. The $2 million decrease was primarily due to higher pre-tax income and lower benefits from the effects of ratemaking, partially offset by higher PTCs from PacifiCorp's wind-powered generating facilities.

First Nine Months of 2026 compared to First Nine Months of 2025

Utility margin increased $216 million, or 7%, for the first nine months of 2026 compared to 2025 primarily due to:
•$90 million of lower coal-fueled generation costs due to lower volumes and lower prices;
•$71 million increase in retail revenue due to higher average retail volumes, partially offset by lower prices. Retail prices decreased primarily due to $87 million of prior year utilization of certain existing regulatory liabilities due to the buy-down of certain plant balances pursuant to the prior year Utah general rate case order (fully offset in depreciation and amortization expense) and unfavorable tariff changes mainly associated with the Utah EBA and Wyoming ECAM, partially offset by favorable product mix. Retail customer volumes increased 4.0%, primarily due to favorable Oregon and Utah commercial customer usage, mainly due to data centers, an increase in the average number of commercial and residential customers across the service territory, favorable Utah residential customer usage, partially offset by unfavorable weather-related impacts on residential and commercial customers, unfavorable Washington and Utah industrial customer usage and unfavorable Idaho irrigation customer usage;
•$35 million of lower purchased electricity costs from lower average market prices, partially offset by higher volumes;
•$31 million of higher REC sales;
•$29 million of higher wholesale revenue primarily due to higher volumes, partially offset by lower average market prices;
•$24 million of higher revenue associated with transmission service reimbursements; and
•$4 million of lower net amortization of net power cost deferrals due to lower amortization of $104 million primarily due to the Utah EBA and Wyoming PCAM (offset in retail revenue), partially offset by lower deferrals of $100 million.
The increases above were partially offset by:
•$21 million of higher wheeling expense primarily due to higher volumes;
•$28 million of higher natural gas-fueled generation costs from higher volumes, partially offset by lower prices; and
•$11 million of lower wheeling revenue primarily due to lower volumes.

Operations and maintenance increased $60 million, or 4%, for the first nine months of 2026 compared to 2025 primarily due to:
•$35 million of higher costs associated with injuries and damages and related settlements, excluding the Wildfires;
•$27 million of higher demand side management amortization driven by increased spend (offset in retail revenue);
•$13 million of higher vegetation management and wildfire mitigation costs, primarily from lower current year cost deferrals, higher amortization of prior year deferrals and higher gross costs;
•$13 million due to lower federal grant reimbursements;
•$11 million of higher consulting services costs; and
•$9 million increase due to lower capitalized labor costs.
The increases above were partially offset by:
•$16 million of lower insurance expense due to lower liability insurance premiums and lower amortization of prior deferrals;
•$15 million of prior year plant disallowance loss of Utah's share of certain assets on the Klamath River hydroelectric system as a result of the 2025 Utah general rate case order;

•$13 million of lower legal fees; and
•$9 million of lower general plant and maintenance costs.

Wildfires losses decreased $100 million for the first nine months of 2026 compared to 2025 due to a decrease in loss accruals associated with the 2020 Wildfires.

Depreciation and amortization decreased $24 million, or 2%, for the first nine months of 2026 compared to 2025 primarily due to the prior year buy-down of certain plant balances pursuant to the Utah general rate case order (fully offset in retail revenue), partially offset by higher average in-service plant, higher amortization associated with BESS agreements accounted for as finance leases and the change in the annual allocation adjustment for Oregon incremental depreciation of coal plants in the prior year.

Property and other taxes increased $16 million, or 9%, for the first nine months of 2026 compared to 2025, primarily due to higher property taxes in Oregon and Utah.

Interest expense increased $192 million, or 33%, for the first nine months of 2026 compared to 2025 primarily due to higher average long-term debt balances due to the issuance of $850 million and $1.1 billion of junior subordinated notes in March 2025 and February 2026, respectively, the issuance of $400 million and $2.5 billion of first mortgage bonds in February 2026 and March 2026, respectively, and higher interest expense associated with energy storage agreements accounted for as finance leases.

Allowance for borrowed and equity funds decreased $20 million, or 12%, for the first nine months of 2026 compared to 2025 primarily due to lower qualified construction work-in-progress balances, partially offset by higher rates.

Interest and dividend income increased $20 million, or 23%, for the first nine months of 2026 compared to 2025 primarily due to higher investment income from higher cash investment balances, partially offset by lower interest income on regulatory assets.

Income tax benefit increased $20 million, or 13%, for the first nine months of 2026 compared to 2025 and the effective tax rate was (39)% for 2026 and (40)% for 2025. The $20 million increase is primarily due to higher recognized PTCs from PacifiCorp's wind-powered generating facilities, partially offset by higher pre-tax book income and lower benefit from the effects of ratemaking.

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

As of September 30, 2026, PacifiCorp's total net liquidity was as follows (in millions):

Cash and cash equivalents(1)	$2,010

Credit facility, maturing 2029	3,000
Less:
Short-term debt	—
Net credit facility	3,000

Total net liquidity	$5,010
(1)    Excludes a $249 million investment in a U.S. Treasury Bill included in other current assets on the Consolidated Balance Sheets.

Refer to "Credit Facilities and Letters of Credit" below for further discussion regarding PacifiCorp's credit facilities.

Operating Activities

Net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025 were $1,491 million and $1,757 million, respectively. The decrease is primarily due to higher cash paid for wildfire settlements, higher cash paid for interest, lower insurance reimbursements related to wildfire liabilities and higher transmission and service deposit refunds, partially offset by lower cash paid for income taxes and higher collections from retail customers.

The timing of PacifiCorp's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025 were $(2,386) million and $(2,171) million, respectively. The change is primarily due to the purchase of a $245 million six-month U.S Treasury Bill, partially offset by a decrease in capital expenditures of $11 million. Refer to "Future Uses of Cash" for discussion of capital expenditures.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2026, were $2.8 billion. Sources of cash consisted of net proceeds from the issuance of senior secured debt of $2.9 billion and junior subordinated notes of $1.1 billion. Uses of cash consisted primarily of $1.0 billion for the net repayment of short-term debt, $100 million for the repayment of long-term debt and $23 million for the repayment of financing leases.

For a discussion of recent financing transactions, refer to Note 7 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Net cash flows from financing activities for the nine-month period ended September 30, 2025, were $418 million. Sources of cash consisted of net proceeds from the issuance of junior subordinated debt of $841 million. Uses of cash consisted primarily of $250 million for the repayment of long-term debt and $165 million for the repayment of short-term debt.

Debt Restrictions

During the first quarter of 2026, certain state regulatory orders that authorized BHE's acquisition of PacifiCorp were modified for a limited term to indirectly limit PacifiCorp's capital structure by requiring the consolidated equity of PPW Holdings LLC as a percentage of total consolidated PPW Holdings LLC capitalization, excluding short-term debt and current maturities of long-term debt, to be no less than 40.00% for the Washington and Wyoming commitments and no less than 35.00% for the Oregon, Idaho and California commitments. The modifications will be in place for three years with options to extend. As of September 30, 2026, consolidated PPW Holdings LLC equity exceeded these thresholds.

Short-term Debt

Regulatory authorities limit PacifiCorp to $3.0 billion of short-term debt. As of September 30, 2026, PacifiCorp had no short-term debt outstanding.

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

Credit Facilities and Letters of Credit

In June 2026, PacifiCorp amended its existing $2.0 billion unsecured credit facility expiring in June 2028. The amendment increased the commitment of the lenders to $3.0 billion, extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement. PacifiCorp's $900 million 364-day unsecured credit facility expired in June 2026. As of September 30, 2026, PacifiCorp's $255 million letter of credit capacity under its $3.0 billion revolving credit facility was fully available.

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

PacifiCorp's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026

Electric transmission	$472	$522	$832
Electric distribution	569	475	713
Wildfire prevention	591	445	527
Wind generation	184	28	49
Other	363	698	650
Total	$2,179	$2,168	$2,771

PacifiCorp's historical and forecast capital expenditures include the following:
•Electric transmission includes both growth projects and operating expenditures. Transmission growth primarily reflects costs associated with major transmission projects totaling $298 million and $153 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for major transmission projects that are expected to be placed in‑service through 2032 totals $145 million for the remainder of 2026.

•Electric distribution includes both growth projects and operating expenditures. Growth expenditures include spending on new customer connections totaling $216 million and $243 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for new customer connections totals $123 million for the remainder of 2026. The remaining investments primarily relate to expenditures for distribution operations.
•Wildfire prevention includes operating expenditures totaling $445 million and $591 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for wildfire prevention totals $82 million for the remainder of 2026.
•Other includes both growth projects and operating expenditures. Expenditures for information technology totaled $60 million and $96 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned information technology spending totals $48 million for the remainder of 2026. The remaining investments relate to operating projects that consist of routine expenditures for generation and other infrastructure needed to serve existing and expected demand.

Energy Supply Planning

As required by certain state regulations, PacifiCorp uses an IRP to develop a long-term resource plan to ensure that PacifiCorp can continue to provide reliable and cost-effective electric service to its customers while maintaining compliance with existing and evolving environmental laws and regulations. PacifiCorp files its IRP biennially with the state commissions in each of the six states where PacifiCorp operates. Four states indicate whether the IRP meets the state commission's IRP standards and guidelines, a process referred to as "acknowledgment" in some states. Acknowledgment by a state commission does not address cost recovery or prudency of resources ultimately selected.

In March 2025, PacifiCorp filed its 2025 IRP in Utah, Oregon, Wyoming, Washington, Idaho and California. The 2025 IRP highlighted a need for investment in transmission infrastructure, renewable solar and wind resources, new energy storage, conversion of coal-fueled generating units to natural gas, demand response and energy efficiency programs and carbon capture technology. Subsequent to filing the 2025 IRP, PacifiCorp filed the 2025 Clean Energy Plan ("CEP") in Oregon in June 2025, and the 2025 Clean Energy Implementation Plan ("CEIP") in Washington in October 2025, as required by clean energy laws in each state. In December 2025, the IPUC acknowledged the 2025 IRP. In March 2026, PacifiCorp filed its 2025 IRP Update in all states. Also in March 2026, the WUTC approved PacifiCorp's 2025 CEIP; however, the WUTC no longer takes action on utility IRPs. In June 2026, the UPSC acknowledged the 2025 IRP. In October 2026, the OPUC determined that PacifiCorp is making continual progress toward its clean energy planning requirements though it had declined to acknowledge the 2025 IRP and the 2025 CEP long-term plans earlier in the year.

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

The RFP for new generating and energy storage resources that will serve Washington customers and be recovered through Washington retail rates was issued to market in September 2025. PacifiCorp filed its final report on the RFP with the WUTC in June 2026, and negotiations with the successful bidders are in process.

The RFP for new generating and energy storage resources that will serve Oregon customers and be recovered through Oregon retail rates was issued to market in October 2025. The OPUC acknowledged the final shortlist of bids in June 2026. In August 2026, PacifiCorp filed an expedited application for a second phase of the RFP targeting non-emitting resources that was approved for issuance in October 2026 and issued to market in November 2026.

Material Cash Requirements

As of September 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of PacifiCorp's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 6, 7 and 12 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

Collateral and Contingent Features

Debt securities of PacifiCorp are rated by credit rating agencies. Assigned credit ratings are based on each rating agency's assessment of PacifiCorp's ability to, in general, meet the obligations of its issued debt securities. The credit ratings are not a recommendation to buy, sell or hold securities, and there is no assurance that a particular credit rating will continue for any given period of time. As of September 30, 2026, PacifiCorp's issuer credit ratings for senior unsecured debt from the recognized credit rating agencies were investment grade.

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

In accordance with industry practice, certain wholesale energy agreements, including contracts for purchases, sales and transportation of electricity, natural gas, and coal, some of which are accounted for as derivatives, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features"). These agreements and other agreements that do not refer to specified rating-dependent thresholds may provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in PacifiCorp's creditworthiness. These rights can vary by contract and by counterparty. If all credit-risk-related contingent features or adequate assurance provisions for these agreements had been triggered as of September 30, 2026, PacifiCorp would have been required to post $152 million of additional collateral. PacifiCorp's collateral requirements associated with wholesale energy agreements could fluctuate considerably due to market price volatility; changes in credit ratings; changes in legislation or regulation or other factors; and if counterparties demand adequate assurance in the event of a material adverse change in PacifiCorp's creditworthiness. Refer to Note 10 of Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q for a discussion of PacifiCorp's collateral requirements specific to PacifiCorp's derivative contracts.

As described in Note 12 to the Consolidated Financial Statements in Item 1 of this Form 10-Q, PacifiCorp had posted surety bonds totaling $719 million as of September 30, 2026, to stay payment of damages in the James case pending appeals. A limited number of the surety bond agreements include contingent features associated with PacifiCorp's financial condition. If all financial condition-related contingent features associated with the surety bonds had been triggered as of September 30, 2026, PacifiCorp would have been required to post $139 million of cash collateral.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
MidAmerican Energy Company

Results of Review of Interim Financial Information

We have reviewed the accompanying balance sheet of MidAmerican Energy Company ("MidAmerican Energy") as of September 30, 2026, the related statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Des Moines, Iowa
November 6, 2026

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$621	$670
Trade receivables, net	624	453
Income tax receivable	—	82
Inventories	352	334
Prepayments	151	119
Other current assets	87	63
Total current assets	1,835	1,721

Property, plant and equipment, net	24,721	24,056
Regulatory assets	329	304
Investments and restricted investments	1,344	1,274
Other assets	292	288

Total assets	$28,521	$27,643

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$465	$505
Accrued interest	100	120
Accrued property, income and other taxes	293	198
Current portion of long-term debt	379	4
Other current liabilities	148	96
Total current liabilities	1,385	923

Long-term debt	8,830	9,203
Regulatory liabilities	1,200	1,323
Deferred income taxes	3,881	3,760
Asset retirement obligations	899	870
Other long-term liabilities	931	822
Total liabilities	17,126	16,901

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 350 shares authorized, no par value, 71 shares issued and outstanding	—	—
Additional paid-in capital	561	561
Retained earnings	10,834	10,181
Total shareholder's equity	11,395	10,742

Total liabilities and shareholder's equity	$28,521	$27,643

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Regulated electric	$1,163	$1,026	$2,670	$2,436
Regulated natural gas and other	110	100	615	564
Total operating revenue	1,273	1,126	3,285	3,000

Operating expenses:
Cost of fuel and energy	329	266	669	543
Cost of natural gas purchased for resale and other	48	43	388	346
Operations and maintenance	257	241	708	703
Depreciation and amortization	251	209	810	771
Property and other taxes	46	45	136	133
Total operating expenses	931	804	2,711	2,496

Operating income	342	322	574	504

Other income (expense):
Interest expense	(106)	(100)	(317)	(301)
Allowance for borrowed funds	8	9	21	24
Allowance for equity funds	23	23	59	62
Other, net	13	22	45	50
Total other income (expense)	(62)	(46)	(192)	(165)

Income before income tax expense (benefit)	280	276	382	339
Income tax expense (benefit)	(63)	(65)	(472)	(479)

Net income	$343	$341	$854	$818

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Total Shareholder's Equity

Balance, June 30, 2025	$—	$561	$10,097	$10,658
Net income	—	—	341	341
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2025	$—	$561	$10,437	$10,998

Balance, December 31, 2024	$—	$561	$9,620	$10,181
Net income	—	—	818	818
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2025	$—	$561	$10,437	$10,998

Balance, June 30, 2026	$—	$561	$10,492	$11,053
Net income	—	—	343	343
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2026	$—	$561	$10,834	$11,395

Balance, December 31, 2025	$—	$561	$10,181	$10,742
Net income	—	—	854	854
Common stock dividend	—	—	(200)	(200)
Other equity transactions	—	—	(1)	(1)
Balance, September 30, 2026	$—	$561	$10,834	$11,395

The accompanying notes are an integral part of these financial statements.

MIDAMERICAN ENERGY COMPANY
STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$854	$818
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	810	771
Amortization of utility plant to other operating expenses	30	27
Allowance for equity funds	(59)	(62)
Deferred income taxes and investment tax credits, net	80	65
Other, net	(31)	(37)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(325)	(231)
Inventories	(18)	55
Accrued property, income and other taxes, net	173	67
Accounts payable and other liabilities	(65)	(4)
Net cash flows from operating activities	1,449	1,469

Cash flows from investing activities:
Capital expenditures	(1,413)	(1,210)
Purchases of marketable securities	(470)	(340)
Proceeds from sales of marketable securities	511	339
Other, net	(34)	5
Net cash flows from investing activities	(1,406)	(1,206)

Cash flows from financing activities:
Common stock dividends	(200)	—
Repayments of long-term debt	(3)	(16)
Other, net	115	137
Net cash flows from financing activities	(88)	121

Net change in cash and cash equivalents and restricted cash and cash equivalents	(45)	384
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	676	555
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$631	$939

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

The accompanying Financial Statements and Notes to Financial Statements should be read in conjunction with MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Financial Statements. Note 2 of Notes to Financial Statements included in MidAmerican Energy's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Financial Statements. There have been no significant changes in MidAmerican Energy's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026.

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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$621	$670
Restricted cash and cash equivalents in other current assets	10	6
Total cash and cash equivalents and restricted cash and cash equivalents	$631	$676

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Generation	20-62 years	$18,302	$18,804
Transmission	55-80 years	3,398	3,297
Electric distribution	15-80 years	6,511	6,326
Natural gas distribution	30-75 years	2,648	2,600
Utility plant in-service		30,859	31,027
Accumulated depreciation and amortization		(8,395)	(8,304)
Utility plant in-service, net		22,464	22,723
Nonregulated, net of accumulated depreciation and amortization	20-50 years	10	10
		22,474	22,733
Construction work-in-progress		2,247	1,323
Property, plant and equipment, net		$24,721	$24,056

Under a revenue sharing arrangement in Iowa, MidAmerican Energy accrues throughout the year a regulatory liability based on the extent to which its anticipated annual equity return exceeds specified thresholds, with an equal amount recorded in depreciation and amortization expense. The annual regulatory liability accrual reduces utility plant upon final determination of the amount. For the nine-month periods ended September 30, 2026 and 2025, $20 million and $38 million, respectively, is reflected in depreciation and amortization expense on the Statements of Operations.

(5)    Recent Financing Transactions

Credit Facilities

In June 2026, MidAmerican Energy amended its existing $1.5 billion unsecured credit facility expiring in June 2028. The amendment extended the expiration date to June 2029 and amended certain provisions of the existing credit agreement.

(6)    Income Taxes

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, MidAmerican Energy's provision for income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, MidAmerican Energy had a net payable to BHE of $119 million and a net receivable from BHE of $79 million as of September 30, 2026 and December 31, 2025, respectively. MidAmerican Energy received net cash payments for income tax from BHE totaling $748 million and $634 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to MidAmerican Energy's effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$59	21.0%	$58	21.0%	$80	21.0%	$71	21.0%
State income tax, net of federal income tax	(2)	(0.7)	(2)	(0.7)	(4)	(1.1)	(3)	(0.9)
Energy-related tax credits	(110)	(39.3)	(116)	(42.0)	(537)	(140.6)	(547)	(161.4)
Other adjustments:
Effects of ratemaking	(7)	(2.5)	(3)	(1.1)	(8)	(2.1)	(2)	(0.6)
Other, net	(3)	(1.0)	(2)	(0.7)	(3)	(0.8)	2	0.6
Effective income tax rate	$(63)	(22.5)%	$(65)	(23.5)%	$(472)	(123.6)%	$(479)	(141.3)%

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

Net periodic benefit cost (credit) for the plans of MidAmerican Energy and the aforementioned affiliates included the following components (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Pension:
Service cost	$2	$2	$6	$6
Interest cost	7	7	22	23
Expected return on plan assets	(8)	(7)	(24)	(23)
Net periodic benefit cost	$1	$2	$4	$6

Other postretirement:
Service cost	$1	$1	$3	$3
Interest cost	3	3	9	9
Expected return on plan assets	(4)	(5)	(14)	(14)
Net amortization	(1)	(1)	(2)	(2)
Net periodic benefit credit	$(1)	$(2)	$(4)	$(4)

Amounts other than the service cost for pension and other postretirement benefit plans are recorded in other, net on the Statements of Operations. Employer contributions to the pension and other postretirement benefit plans during 2026 are expected to be $12 million and $1 million, respectively. As of September 30, 2026, $10 million and $1 million of contributions had been made to the pension and other postretirement benefit plans, respectively.

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

The following table presents MidAmerican Energy's financial assets and liabilities recognized on the Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of September 30, 2026:
Assets:
Commodity derivatives	$—	$4	$1	$(2)	$3
Money market mutual funds	612	—	—	—	612
Debt securities:
U.S. government obligations	318	—	—	—	318
Corporate obligations	—	101	—	—	101
Municipal obligations	—	1	—	—	1
Equity securities:
U.S. companies	567	—	—	—	567
International companies	7	—	—	—	7
Investment funds	15	—	—	—	15
	$1,519	$106	$1	$(2)	$1,624

Liabilities:
Commodity derivatives	$—	$(17)	$(10)	$10	$(17)

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Other(1)	Total
As of December 31, 2025:
Assets:
Commodity derivatives	$—	$3	$1	$(2)	$2
Money market mutual funds	622	—	—	—	622
Debt securities:
U.S. government obligations	284	—	—	—	284
Corporate obligations	—	133	—	—	133
Municipal obligations	—	2	—	—	2
Equity securities:
U.S. companies	548	—	—	—	548
International companies	9	—	—	—	9
Investment funds	20	—	—	—	20
	$1,483	$138	$1	$(2)	$1,620

Liabilities:
Commodity derivatives	$—	$(18)	$(3)	$7	$(14)
(1)Represents netting under master netting arrangements and a net cash collateral receivable of $8 million and $5 million as of September 30, 2026 and December 31, 2025, respectively.
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

The following table reconciles the beginning and ending balances of MidAmerican Energy's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Beginning balance	$(2)	$—	$(2)	$(2)
Changes in fair value recognized in net regulatory assets	(9)	(6)	(13)	(6)
Settlements	2	2	6	4
Ending balance	$(9)	$(4)	$(9)	$(4)

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

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,209	$7,739	$9,207	$8,416

(9)    Commitments and Contingencies

Commitments

MidAmerican Energy has the following firm commitments that are not reflected on the Balance Sheets.

Construction Commitments

During the nine-month period ended September 30, 2026, MidAmerican Energy entered into firm construction commitments totaling $613 million for the remainder of 2026 through 2029 related to the construction of wind-powered, solar-powered and natural gas-powered generating facilities in Iowa.

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

(10)    Revenue from Contracts with Customers

The following table summarizes MidAmerican Energy's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to MidAmerican Energy's reportable segment information included in Note 12 (in millions):

	For the Three-Month Period Ended September 30, 2026				For the Nine-Month Period Ended September 30, 2026
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$305	$60	$—	$365	$669	$342	$—	$1,011
Commercial	133	19	—	152	302	127	—	429
Industrial	529	5	—	534	1,180	18	—	1,198
Natural gas transportation services	—	14	—	14	—	42	—	42
Other retail	57	1	—	58	131	3	—	134
Total retail	1,024	99	—	1,123	2,282	532	—	2,814
Wholesale	111	9	—	120	300	77	—	377
Multi-value transmission projects	15	—	—	15	41	—	—	41
Other Customer Revenue	—	—	1	1	—	—	5	5
Total Customer Revenue	1,150	108	1	1,259	2,623	609	5	3,237
Other revenue	13	1	—	14	47	1	—	48
Total operating revenue	$1,163	$109	$1	$1,273	$2,670	$610	$5	$3,285

	For the Three-Month Period Ended September 30, 2025				For the Nine-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other	Total	Electric	Natural Gas	Other	Total
Customer Revenue:
Retail:
Residential	$279	$55	$—	$334	$637	$324	$—	$961
Commercial	121	17	—	138	290	119	—	409
Industrial	444	5	—	449	1,020	19	—	1,039
Natural gas transportation services	—	12	—	12	—	39	—	39
Other retail	50	1	—	51	126	3	—	129
Total retail	894	90	—	984	2,073	504	—	2,577
Wholesale	109	9	—	118	266	56	—	322
Multi-value transmission projects	14	—	—	14	41	—	—	41
Other Customer Revenue	—	—	—	—	—	—	3	3
Total Customer Revenue	1,017	99	—	1,116	2,380	560	3	2,943
Other revenue	9	1	—	10	56	1	—	57
Total operating revenue	$1,026	$100	$—	$1,126	$2,436	$561	$3	$3,000

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended September 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,163	$109	$1	$1,273
Cost of sales	329	48	—	377
Operations and maintenance	210	46	1	257
Depreciation and amortization	234	17	—	251
Property and other taxes	43	3	—	46
Operating income (loss)	347	(5)	—	342
Interest expense	(97)	(9)	—	(106)
Interest and dividend income	6	1	—	7
Income tax expense (benefit)	(56)	(6)	(1)	(63)
Other segment items(2)	36	(1)	2	37
Net income (loss)	$348	$(8)	$3	$343

Capital expenditures	$481	$44	$—	$525

	For the Nine-Month Period Ended September 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,670	$610	$5	$3,285
Cost of sales	669	388	—	1,057
Operations and maintenance	576	131	1	708
Depreciation and amortization	757	53	—	810
Property and other taxes	124	12	—	136
Operating income	544	26	4	574
Interest expense	(291)	(26)	—	(317)
Interest and dividend income	17	2	—	19
Income tax expense (benefit)	(470)	(2)	—	(472)
Other segment items(2)	101	4	1	106
Net income	$841	$8	$5	$854

Capital expenditures	$1,316	$97	$—	$1,413

	For the Three-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,026	$100	$—	$1,126
Cost of sales	266	43	—	309
Operations and maintenance	205	36	—	241
Depreciation and amortization	191	18	—	209
Property and other taxes	41	4	—	45
Operating income	323	(1)	—	322
Interest expense	(92)	(8)	—	(100)
Interest and dividend income	9	1	—	10
Income tax expense (benefit)	(62)	(2)	(1)	(65)
Other segment items(2)	40	4	—	44
Net income (loss)	$342	$(2)	$1	$341

Capital expenditures	$435	$35	$—	$470

	For the Nine-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,436	$561	$3	$3,000
Cost of sales	543	345	1	889
Operations and maintenance	599	103	1	703
Depreciation and amortization	719	52	—	771
Property and other taxes	122	11	—	133
Operating income	453	50	1	504
Interest expense	(278)	(23)	—	(301)
Interest and dividend income	22	2	—	24
Income tax expense (benefit)	(488)	8	1	(479)
Other segment items(2)	104	10	(2)	112
Net income (loss)	$789	$31	$(2)	$818

Capital expenditures	$1,118	$91	$1	$1,210

	As of
	September 30,	December 31,
	2026	2025
Assets:
Regulated electric	$26,339	$25,495
Regulated natural gas	2,181	2,145
Other(1)	1	3
Total assets	$28,521	$27,643
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

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of MidAmerican Funding, LLC and subsidiaries ("MidAmerican Funding") as of September 30, 2026, the related consolidated statements of operations, and changes in member's equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2026

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$623	$672
Trade receivables, net	624	453
Income tax receivable	—	82
Inventories	352	334
Prepayments	151	119
Other current assets	84	57
Total current assets	1,834	1,717

Property, plant and equipment, net	24,730	24,065
Goodwill	1,270	1,270
Regulatory assets	329	304
Investments and restricted investments	1,345	1,276
Other assets	292	286

Total assets	$29,800	$28,918

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
Accounts payable	$464	$498
Accrued interest	102	126
Accrued property, income and other taxes	293	198
Note payable to affiliate	6	7
Current portion of long-term debt	379	4
Other current liabilities	147	96
Total current liabilities	1,391	929

Long-term debt	9,070	9,443
Regulatory liabilities	1,200	1,323
Deferred income taxes	3,880	3,758
Asset retirement obligations	899	870
Other long-term liabilities	930	822
Total liabilities	17,370	17,145

Commitments and contingencies (Note 9)

Member's equity:
Paid-in capital	1,679	1,679
Retained earnings	10,751	10,094
Total member's equity	12,430	11,773

Total liabilities and member's equity	$29,800	$28,918

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Regulated electric	$1,163	$1,026	$2,670	$2,436
Regulated natural gas and other	110	100	615	564
Total operating revenue	1,273	1,126	3,285	3,000

Operating expenses:
Cost of fuel and energy	329	266	669	543
Cost of natural gas purchased for resale and other	48	43	388	346
Operations and maintenance	257	241	708	704
Depreciation and amortization	251	209	810	771
Property and other taxes	46	45	136	133
Total operating expenses	931	804	2,711	2,497

Operating income	342	322	574	503

Other income (expense):
Interest expense	(110)	(104)	(330)	(314)
Allowance for borrowed funds	8	9	21	24
Allowance for equity funds	23	23	59	62
Other, net	12	21	45	50
Total other income (expense)	(67)	(51)	(205)	(178)

Income before income tax expense (benefit)	275	271	369	325
Income tax expense (benefit)	(64)	(66)	(475)	(483)

Net income	$339	$337	$844	$808
The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN MEMBER'S EQUITY (Unaudited)
(Amounts in millions)

	Paid-in Capital	Retained Earnings	Total Member's Equity

Balance, June 30, 2025	$1,679	$9,990	$11,669
Net income	—	337	337
Other equity transactions	—	1	1
Balance, September 30, 2025	$1,679	$10,328	$12,007

Balance, December 31, 2024	$1,679	$9,520	$11,199
Net income	—	808	808
Balance, September 30, 2025	$1,679	$10,328	$12,007

Balance, June 30, 2026	$1,679	$10,412	$12,091
Net income	—	339	339
Balance, September 30, 2026	$1,679	$10,751	$12,430

Balance, December 31, 2025	$1,679	$10,094	$11,773
Net income	—	844	844
Distribution to member	—	(187)	(187)
Balance, September 30, 2026	$1,679	$10,751	$12,430

The accompanying notes are an integral part of these consolidated financial statements.

MIDAMERICAN FUNDING, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$844	$808
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	810	771
Amortization of utility plant to other operating expenses	30	27
Allowance for equity funds	(59)	(62)
Deferred income taxes and investment tax credits, net	80	65
Other, net	(31)	(36)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(329)	(231)
Inventories	(18)	55
Accrued property, income and other taxes, net	173	67
Accounts payable and other liabilities	(62)	(10)
Net cash flows from operating activities	1,438	1,454

Cash flows from investing activities:
Capital expenditures	(1,413)	(1,210)
Purchases of marketable securities	(470)	(340)
Proceeds from sales of marketable securities	511	339
Other, net	(35)	5
Net cash flows from investing activities	(1,407)	(1,206)

Cash flows from financing activities:
Distribution to member	(187)	—
Repayments of long-term debt	(3)	(16)
Net change in note payable to affiliate	(1)	13
Other, net	115	137
Net cash flows from financing activities	(76)	134

Net change in cash and cash equivalents and restricted cash and cash equivalents	(45)	382
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	678	558
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$633	$940

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in MidAmerican Funding's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in MidAmerican Funding's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026.

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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$623	$672
Restricted cash and cash equivalents in other current assets	10	6
Total cash and cash equivalents and restricted cash and cash equivalents	$633	$678

(4)    Property, Plant and Equipment, Net

Refer to Note 4 of MidAmerican Energy's Notes to Financial Statements. In addition to MidAmerican Energy's property, plant and equipment, net, Midwest Capital Group had nonregulated property, plant and equipment, net, of $9 million as of September 30, 2026 and December 31, 2025.

(5)    Recent Financing Transactions

Refer to Note 5 of MidAmerican Energy's Notes to Financial Statements.

(6)    Income Taxes

Berkshire Hathaway includes BHE and subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, MidAmerican Funding's provisions for income tax has been computed on a stand-alone basis and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, MidAmerican Funding had a net payable to BHE of $119 million and a net receivable from BHE of $79 million as of September 30, 2026 and December 31, 2025, respectively. MidAmerican Funding received net cash payments for income tax from BHE totaling $751 million and $637 million for each of the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to MidAmerican Funding's effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$57	21.0%	$57	21.0%	$77	21.0%	$68	21.0%
State income tax, net of federal income tax	(2)	(0.7)	(2)	(0.7)	(5)	(1.4)	(4)	(1.2)
Energy-related tax credits	(110)	(40.0)	(116)	(42.8)	(537)	(145.5)	(547)	(168.3)
Other adjustments:
Effects of ratemaking	(7)	(2.6)	(3)	(1.1)	(8)	(2.2)	(2)	(0.6)
Other, net	(2)	(1.0)	(2)	(0.8)	(2)	(0.6)	2	0.5
Effective income tax rate	$(64)	(23.3)%	$(66)	(24.4)%	$(475)	(128.7)%	$(483)	(148.6)%

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

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$9,449	$7,984	$9,447	$8,672

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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended September 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,163	$109	$1	$1,273
Cost of sales	329	48	—	377
Operations and maintenance	210	46	1	257
Depreciation and amortization	234	17	—	251
Property and other taxes	43	3	—	46
Operating income (loss)	347	(5)	—	342
Interest expense	(97)	(9)	(4)	(110)
Interest and dividend income	6	1	—	7
Income tax expense (benefit)	(56)	(6)	(2)	(64)
Other segment items(2)	36	(1)	1	36
Net income (loss)	$348	$(8)	$(1)	$339

Capital expenditures	$481	$44	$—	$525

	For the Nine-Month Period Ended September 30, 2026
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,670	$610	$5	$3,285
Cost of sales	669	388	—	1,057
Operations and maintenance	576	131	1	708
Depreciation and amortization	757	53	—	810
Property and other taxes	124	12	—	136
Operating income	544	26	4	574
Interest expense	(291)	(26)	(13)	(330)
Interest and dividend income	17	2	—	19
Income tax expense (benefit)	(470)	(2)	(3)	(475)
Other segment items(2)	101	4	1	106
Net income (loss)	$841	$8	$(5)	$844

Capital expenditures	$1,316	$97	$—	$1,413

	For the Three-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$1,026	$100	$—	$1,126
Cost of sales	266	43	—	309
Operations and maintenance	205	36	—	241
Depreciation and amortization	191	18	—	209
Property and other taxes	41	4	—	45
Operating income (loss)	323	(1)	—	322
Interest expense	(92)	(8)	(4)	(104)
Interest and dividend income	9	1	—	10
Income tax expense (benefit)	(62)	(2)	(2)	(66)
Other segment items(2)	40	4	(1)	43
Net income (loss)	$342	$(2)	$(3)	$337

Capital expenditures	$435	$35	$—	$470

	For the Nine-Month Period Ended September 30, 2025
	Electric	Natural Gas	Other(1)	Total

Operating revenue	$2,436	$561	$3	$3,000
Cost of sales	543	345	1	889
Operations and maintenance	599	103	2	704
Depreciation and amortization	719	52	—	771
Property and other taxes	122	11	—	133
Operating income	453	50	—	503
Interest expense	(278)	(23)	(13)	(314)
Interest and dividend income	22	2	—	24
Income tax expense (benefit)	(488)	8	(3)	(483)
Other segment items(2)	104	10	(2)	112
Net income (loss)	$789	$31	$(12)	$808

Capital expenditures	$1,118	$91	$1	$1,210

	As of
	September 30,	December 31,
	2026	2025
Assets:
Regulated electric	$27,530	$26,686
Regulated natural gas	2,260	2,224
Other(1)	10	8
Total assets	$29,800	$28,918

Goodwill:
Regulated electric	$1,191	$1,191
Regulated natural gas	79	79
Total goodwill	$1,270	$1,270
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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

MidAmerican Energy -

MidAmerican Energy's net income for the third quarter of 2026 was $343 million, an increase of $2 million, or 1%, compared to 2025, primarily due to higher electric utility margin, partially offset by higher depreciation and amortization expense, higher operations and maintenance expense, higher interest expense, and unfavorable changes in the cash surrender value of corporate-owned life insurance policies. Electric utility margin increased primarily due to higher usage, higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), the favorable impact of weather and price impacts from changes in sales mix, partially offset by lower wholesale margin. Electric retail customer volumes increased 835 GWh, or 9.4% primarily due to higher customer usage for industrial customers. Wholesale electricity sales volumes increased 55 GWh, or 2.4%. Natural gas retail customer sales increased 87,000 Dth, or 2.0% due to customer growth and higher usage for residential and commercial customers.

MidAmerican Energy's net income for the first nine months of 2026 was $854 million, an increase of $36 million, or 4%, compared to 2025, primarily due to higher electric utility margin, partially offset by higher depreciation and amortization expense, higher interest expense, and an unfavorable income tax benefit. Electric utility margin increased primarily due to higher usage, higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), price impacts from changes in sales mix and the favorable impact of weather, partially offset by lower wholesale margin. Electric retail customer volumes increased 1,789 GWh, or 7.2% primarily due to higher customer usage for industrial customers. Wholesale electricity sales volumes decreased 276 GWh, or 2.7%. Natural gas retail customer sales decreased 2,433,000 Dth, 4.0%, due to the unfavorable impact of weather.

MidAmerican Funding -

MidAmerican Funding's net income for the third quarter of 2026 was $339 million, an increase of $2 million, or 1%, compared to 2025. MidAmerican Funding's net income for the first nine months of 2026 was $844 million, an increase of $36 million, or 4%, compared to 2025. The variance in net income was primarily due to the changes in MidAmerican Energy's earnings discussed above.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income, which is the most comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to MidAmerican Energy's operating income (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Electric utility margin:
Operating revenue	$1,163	$1,026	$137	13%	$2,670	$2,436	$234	10%
Cost of fuel and energy	329	266	63	24	669	543	126	23
Electric utility margin	834	760	74	10%	2,001	1,893	108	6%

Natural gas utility margin:
Operating revenue	109	100	9	9%	610	561	49	9%
Natural gas purchased for resale	48	43	5	12	388	345	43	12
Natural gas utility margin	61	57	4	7%	222	216	6	3%

Utility margin	895	817	78	10%	2,223	2,109	114	5%

Other operating revenue	1	—	1	* %	5	3	2	67%
Other cost of sales	—	—	—	*	—	1	(1)	100
Operations and maintenance	257	241	16	7	708	703	5	1
Depreciation and amortization	251	209	42	20	810	771	39	5
Property and other taxes	46	45	1	2	136	133	3	2
Operating income	$342	$322	$20	6%	$574	$504	$70	14%
*    Not meaningful

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$1,163	$1,026	$137	13%	$2,670	$2,436	$234	10%
Cost of fuel and energy	329	266	63	24	669	543	126	23
Utility margin	$834	$760	$74	10%	$2,001	$1,893	$108	6%

Sales (GWh):
Residential	2,236	2,171	65	3%	5,603	5,529	74	1%
Commercial	1,138	1,108	30	3	3,108	3,098	10	—
Industrial	5,867	5,141	726	14	16,569	14,859	1,710	12
Other	469	455	14	3	1,286	1,291	(5)	—
Total retail	9,710	8,875	835	9	26,566	24,777	1,789	7
Wholesale	2,348	2,293	55	2	9,953	10,229	(276)	(3)
Total sales	12,058	11,168	890	8%	36,519	35,006	1,513	4%

Average number of retail customers (in thousands)	845	839	6	1%	844	837	7	1%

Average revenue per MWh:
Retail	$105.53	$100.79	$4.74	5%	$85.94	$83.65	$2.29	3%
Wholesale	$47.97	$45.58	$2.39	5%	$31.12	$27.82	$3.30	12%

Heating degree days	29	44	(15)	(34)%	3,275	3,636	(361)	(10)%
Cooling degree days	918	802	116	14%	1,289	1,156	133	12%

Sources of energy (GWh)(1):
Wind, solar and hydroelectric(2)	3,814	3,785	29	1%	18,370	18,615	(245)	(1)%
Coal	4,626	4,073	553	14	9,889	8,632	1,257	15
Nuclear	998	998	—	—	2,786	2,749	37	1
Natural gas	1,043	838	205	24	1,743	1,527	216	14
Total energy generated	10,481	9,694	787	8	32,788	31,523	1,265	4
Energy purchased	1,791	1,631	160	10	4,246	3,905	341	9
Total	12,272	11,325	947	8%	37,034	35,428	1,606	5%

Average cost of energy per MWh:
Energy generated(3)	$7.85	$11.74	$(3.89)	(33)%	$5.96	$7.90	$(1.94)	(25)%
Energy purchased	$138.27	$93.34	$44.93	48%	$111.64	$75.27	$36.37	48%

(1)    GWh amounts are net of energy used by the related generating facilities.

(2)    All or some of the renewable energy attributes associated with generation from these sources may be: (a) used in future years to comply with RPS or other regulatory requirements or (b) sold to third parties in the form of RECs or other environmental commodities.

(3)    The average cost per MWh of energy generated includes only the cost of fuel associated with the generating facilities.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$109	$100	$9	9%	$610	$561	$49	9%
Natural gas purchased for resale	48	43	5	12	388	345	43	12
Utility margin	$61	$57	$4	7%	$222	$216	$6	3%

Throughput (000's Dth):
Residential	2,684	2,635	49	2%	32,177	33,743	(1,566)	(5)%
Commercial	1,573	1,547	26	2	15,772	16,474	(702)	(4)
Industrial	1,329	1,314	15	1	4,198	4,390	(192)	(4)
Other	3	6	(3)	(50)	88	61	27	44
Total retail sales	5,589	5,502	87	2	52,235	54,668	(2,433)	(4)
Wholesale sales	3,826	3,529	297	8	20,178	17,902	2,276	13
Total sales	9,415	9,031	384	4	72,413	72,570	(157)	—
Natural gas transportation service	29,303	28,149	1,154	4	86,643	83,051	3,592	4
Total throughput	38,718	37,180	1,538	4%	159,056	155,621	3,435	2%

Average number of retail customers (in thousands)	819	803	16	2%	820	804	16	2%

Average revenue per retail Dth sold	$15.31	$14.28	$1.03	7%	$9.42	$8.53	$0.89	10%

Heating degree days	38	38	—	—%	3,486	3,775	(289)	(8)%

Average cost of natural gas per retail Dth sold	$6.80	$6.30	$0.50	8%	$5.95	$5.30	$0.65	12%

Combined retail and wholesale average cost of natural gas per Dth sold	$5.06	$4.88	$0.18	4%	$5.36	$4.77	$0.59	12%

Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025

MidAmerican Energy -

Electric utility margin increased $74 million, or 10%, for the third quarter of 2026 compared to 2025 primarily due to:
•an $83 million increase in retail utility margin primarily due to $35 million from higher customer usage, $21 million from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), $15 million from the favorable impact of weather and $12 million from price impacts related to changes in sales mix. Retail customer volumes increased 9.4%.
•This favorable variance was partially offset by a $10 million decrease in wholesale utility margin, primarily due to a $12 million decrease in margin per unit of sales reflecting higher cost of sales.
Natural gas utility margin increased $4 million, or 7%, for the third quarter of 2026 compared to 2025 primarily due to higher base rates and higher natural gas transportation margin.

Operations and maintenance increased $16 million, or 7%, for the third quarter of 2026 compared to 2025 primarily due to higher transmission rider costs of $7 million (offset in electric retail margin), and higher renewable generation costs of $7 million.

Depreciation and amortization increased $42 million, or 20%, for the third quarter of 2026 compared to 2025 primarily due to $24 million from higher Iowa revenue sharing accruals and $16 million related to additional assets placed in-service.

Property and other taxes increased $1 million, or 2%, for the third quarter of 2026 compared to 2025 primarily due to higher wind turbine property taxes.

Interest expense increased $6 million, or 6%, for the third quarter of 2026 compared to 2025 primarily due to the debt issuance in November 2025.

Allowance for borrowed and equity funds decreased $1 million, or 3%, for the third quarter of 2026 compared to 2025 primarily due to lower construction work-in-progress balances related to wind-powered generation projects.

Other, net decreased $9 million, or 41%, for the third quarter of 2026 compared to 2025 primarily due to lower cash surrender values of corporate-owned life insurance policies from unfavorable market performance.

Income tax benefit decreased $2 million, or 3%, for the third quarter of 2026 compared to 2025. The effective tax rate was (23)% and (24)% for the three-month periods ended September 30, 2026 and 2025, respectively. The $2 million decrease was primarily due to lower PTCs of $6 million, partially offset by a higher benefit from the effects of ratemaking of $4 million.

MidAmerican Funding -

Income tax benefit decreased $2 million, or 3%, for the third quarter of 2026 compared to 2025. The effective tax rate was (23)% and (24)% for the three-month periods ended September 30, 2026 and 2025, respectively. The $2 million decrease was primarily due to the factors discussed for MidAmerican Energy.

First Nine Months of 2026 Compared to First Nine Months of 2025

MidAmerican Energy -

Electric utility margin increased $108 million, or 6%, for the first nine months of 2026 compared to 2025 primarily due to:
•a $132 million increase in retail utility margin primarily due to $79 million from higher customer usage, $28 million from higher recoveries through bill riders (partially offset in operations and maintenance expense and income tax benefit), $12 million from price impacts related to changes in sales mix and $11 million from the favorable impact of weather. Retail customer volumes increased 7.2%.
•This favorable variance was partially offset by a $24 million decrease in wholesale utility margin due to a $19 million decrease in margin per unit of sales reflecting higher cost of sales and a $5 million, or 2.7%, decrease in sales volumes.

Natural gas utility margin increased $6 million, or 3%, for the first nine months of 2026 compared to 2025 primarily due to:
•a $6 million increase from higher base rates, $3 million from customer growth, and $3 million from higher natural gas transportation margin, partially offset by
•a $6 million decrease from the unfavorable impact of weather.
Operations and maintenance increased $5 million, or 1%, for the first nine months of 2026 compared to 2025 primarily due to higher renewable generation costs of $14 million, higher transmission rider costs of $11 million (offset in electric retail margin), higher gas distribution costs of $7 million, and higher administrative costs of $6 million, partially offset by lower steam and natural gas generation costs of $22 million and lower storm restoration costs of $8 million.

Depreciation and amortization increased $39 million, or 5%, for the first nine months of 2026 compared to 2025 primarily due to $49 million related to additional assets placed in-service and $8 million from a regulatory mechanism that provides customers the retail energy benefits of certain wind-powered generation projects, partially offset by $18 million from lower Iowa revenue sharing accruals.

Property and other taxes increased $3 million, or 2%, for the first nine months of 2026 compared to 2025 primarily due to higher wind turbine property taxes, partially offset by lower replacement taxes.

Interest expense increased $16 million, or 5%, for the first nine months of 2026 compared to 2025 primarily due to the debt issuance in November 2025.

Allowance for borrowed and equity funds decreased $6 million, or 7%, for the first nine months of 2026 compared to 2025 primarily due to lower construction work-in-progress balances related to wind-powered generation projects.

Other, net decreased $5 million, or 10%, for the first nine months of 2026 compared to 2025 primarily due to lower interest and dividend income.

Income tax benefit decreased $7 million, or 1%, for the first nine months of 2026 compared to 2025. The effective tax rate was (124)% and (141)% for the nine-month periods ended September 30, 2026 and 2025, respectively. The $7 million decrease was primarily due to higher pre-tax income and lower PTCs.

MidAmerican Funding -

Income tax benefit decreased $8 million, or 2%, for the first nine months of 2026 compared to 2025. The effective tax rate was (129)% and (149)% for the nine-month periods ended September 30, 2026 and 2025, respectively. The $8 million decrease was primarily due to the factors discussed for MidAmerican Energy.

Liquidity and Capital Resources

As of September 30, 2026, the total net liquidity for MidAmerican Energy and MidAmerican Funding was as follows (in millions):

MidAmerican Energy:
Cash and cash equivalents	$621

Credit facilities, maturing 2027 and 2029	1,505
Less:
Tax-exempt bond support	(258)
Net credit facilities	1,247

MidAmerican Energy total net liquidity	$1,868

MidAmerican Funding:
MidAmerican Energy total net liquidity	$1,868
Cash and cash equivalents	2
MHC, Inc. credit facility, maturing 2027	4
MidAmerican Funding total net liquidity	$1,874

Operating Activities

MidAmerican Energy's net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025, were $1.4 billion and $1.5 billion, respectively. MidAmerican Funding's net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025, were $1.4 billion and $1.5 billion, respectively. Cash flows from operating activities reflect higher payments related to fuel and energy costs and higher payments to vendors, partially offset by higher collections from electric and natural gas customers and higher income tax receipts.

The timing of MidAmerican Energy's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods selected and assumptions made for each payment date.

Investing Activities

MidAmerican Energy's net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025, were $(1.4) billion and $(1.2) billion, respectively. MidAmerican Funding's net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025, were $(1.4) billion and $(1.2) billion, respectively. Net cash flows from investing activities consist almost entirely of capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures. Purchases and proceeds related to marketable securities substantially consist of activity within the Quad Cities Generating Station nuclear decommissioning trust and other trust investments.

Financing Activities

MidAmerican Energy's net cash flows from financing activities for the nine-month periods ended September 30, 2026 and 2025 were $(88) million and $121 million, respectively. MidAmerican Funding's net cash flows from financing activities for the nine-month periods ended September 30, 2026 and 2025, were $(76) million and $134 million, respectively. In June 2026, MidAmerican Funding paid $187 million in cash distributions to its sole member, BHE. In 2026 and 2025, MidAmerican Energy repaid $3 million and $16 million of long-term debt, respectively. MidAmerican Funding paid $1 million in 2026 and received $13 million in 2025 through its note payable with BHE.

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

MidAmerican Energy's historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026

Wind generation	$428	$407	$672
Electric distribution	249	276	410
Electric transmission	154	179	316
Solar generation	9	148	407
Other	370	403	714
Total	$1,210	$1,413	$2,519

MidAmerican Energy's capital expenditures provided above consist of the following:

•Wind generation includes the construction, acquisition, repowering and operation of wind-powered generating facilities in Iowa.
◦Construction of wind-powered generating facilities totaling $27 million and $182 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the construction of additional wind-powered generating facilities totals $24 million for the remainder of 2026.
◦Repowering of wind-powered generating facilities totaling $317 million and $198 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the repowering of wind-powered generating facilities totals $230 million for the remainder of 2026. MidAmerican Energy expects its repowered facilities to meet Internal Revenue Service guidelines for the re-establishment of PTCs under the prevailing wage and apprenticeship guidelines for 10 years from the date the facilities are placed in-service.
•Electric distribution includes expenditures for new facilities to meet retail demand growth and for replacement of existing facilities to maintain system reliability.
•Electric transmission includes expenditures to meet retail demand growth, upgrades to accommodate third-party generator requirements and replacement of existing facilities to maintain system reliability.
•Solar generation includes the construction and operation of solar-powered generating facilities totaling $148 million and $9 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending totals $259 million for the remainder of 2026.
•Other expenditures primarily relate to the construction of new natural gas-powered generating facilities in Iowa and routine projects for other generation, natural gas distribution, technology, facilities and other operational needs to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2026, there have been no material changes in MidAmerican Energy's and MidAmerican Funding's cash requirements from the information provided in Item 7 of their Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Note 9 of the Notes to Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Nevada Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Nevada Power Company and subsidiaries ("Nevada Power") as of September 30, 2026, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche LLP

Las Vegas, Nevada
November 6, 2026

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$57	$22
Trade receivables, net	408	243
Amounts due from affiliate	6	40
Inventories	226	230
Regulatory assets	15	120
Prepayments	58	60
Other current assets	17	25
Total current assets	787	740

Property, plant and equipment, net	11,128	10,423
Regulatory assets	383	433
Other assets	375	379

Total assets	$12,673	$11,975

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$333	$536
Amounts due to affiliates	190	88
Accrued interest	56	48
Accrued property, income and other taxes	93	23
Accrued employee expenses	20	79
Short-term debt	—	50
Current portion of long-term debt	—	93
Regulatory liabilities	171	33
Customer deposits	75	56
Other current liabilities	71	61
Total current liabilities	1,009	1,067

Senior debt	3,307	3,305
Junior subordinated debt	297	297
Finance lease obligations	236	248
Regulatory liabilities	945	980
Deferred income taxes	792	837
Other long-term liabilities	733	551
Total liabilities	7,319	7,285

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $1.00 stated value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,598	3,123
Retained earnings	1,757	1,568
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	5,354	4,690

Total liabilities and shareholder's equity	$12,673	$11,975

The accompanying notes are an integral part of the consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Operating revenue	$995	$865	$2,180	$1,893

Operating expenses:
Cost of fuel and energy	447	419	1,019	932
Operations and maintenance	94	97	276	265
Depreciation and amortization	104	103	311	300
Property and other taxes	16	14	47	43
Total operating expenses	661	633	1,653	1,540

Operating income	334	232	527	353

Other income (expense):
Interest expense	(56)	(56)	(165)	(167)
Allowance for borrowed funds	5	5	15	15
Allowance for equity funds	10	10	32	30
Interest and dividend income	3	3	10	9
Other, net	4	5	14	13
Total other income (expense)	(34)	(33)	(94)	(100)

Income before income tax expense (benefit)	300	199	433	253
Income tax expense (benefit)	38	11	54	16
Net income	$262	$188	$379	$237

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2025	1,000	$—	$3,023	$1,370	$(1)	$4,392
Net income	—	—	—	188	—	188
Contributions	—	—	100	—	—	100
Balance, September 30, 2025	1,000	$—	$3,123	$1,558	$(1)	$4,680

Balance, December 31, 2024	1,000	$—	$2,943	$1,506	$(1)	$4,448
Net income	—	—	—	237	—	237
Dividends declared	—	—	—	(185)	—	(185)
Contributions	—	—	180	—	—	180
Balance, September 30, 2025	1,000	$—	$3,123	$1,558	$(1)	$4,680

Balance, June 30, 2026	1,000	$—	$3,598	$1,595	$(1)	$5,192
Net income	—	—	—	262	—	262
Dividends declared	—	—	—	(100)	—	(100)
Balance, September 30, 2026	1,000	$—	$3,598	$1,757	$(1)	$5,354

Balance, December 31, 2025	1,000	$—	$3,123	$1,568	$(1)	$4,690
Net income	—	—	—	379	—	379
Dividends declared	—	—	—	(190)	—	(190)
Contributions	—	—	475	—	—	475
Balance, September 30, 2026	1,000	$—	$3,598	$1,757	$(1)	$5,354

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$379	$237
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	311	300
Allowance for equity funds	(32)	(30)
Deferred energy	191	(97)
Amortization of deferred energy	56	51
Other changes in regulatory assets and liabilities	9	(3)
Deferred income taxes and amortization of investment tax credits	(43)	(4)
Other, net	8	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	(143)	(28)
Inventories	4	(36)
Accrued property, income and other taxes	51	79
Accounts payable and other liabilities	31	173
Net cash flows from operating activities	822	641

Cash flows from investing activities:
Capital expenditures	(1,087)	(912)
Proceeds from sale of assets	21	—
Net cash flows from investing activities	(1,066)	(912)

Cash flows from financing activities:
Proceeds from long-term debt	—	297
Repayments of long-term debt	(93)	—
Net repayment of short-term debt	(50)	—
Contributions from parent	475	180
Dividends paid	(190)	(185)
Other, net	131	(20)
Net cash flows from financing activities	273	272

Net change in cash and cash equivalents and restricted cash and cash equivalents	29	1
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	35	42
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$64	$43

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Nevada Power's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026.

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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$57	$22
Restricted cash and cash equivalents included in other current assets	7	13
Total cash and cash equivalents and restricted cash and cash equivalents	$64	$35

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2026	2025
Utility plant:
Generation	30 - 65 years	$5,637	$5,542
Transmission	55 - 75 years	1,880	1,886
Distribution	24 - 70 years	5,300	5,031
Intangible plant and other	5 - 65 years	1,008	951
Utility plant		13,825	13,410
Accumulated depreciation and amortization		(4,634)	(4,383)
Utility plant, net		9,191	9,027
Nonregulated, net of accumulated depreciation and amortization	40 years	1	1
		9,192	9,028
Construction work-in-progress		1,936	1,395
Property, plant and equipment, net		$11,128	$10,423
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

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return. Consistent with established regulatory practice, Nevada Power's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Nevada Power had a net payable to BHE of $28 million and a net receivable of $3 million as of September 30, 2026 and December 31, 2025, respectively. Nevada Power made net cash payments for federal income taxes to BHE of $60 million and received cash refunds for federal income taxes from BHE of $59 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. Federal statutory income tax rate	$63	21.0%	$42	21.0%	$91	21.0%	$53	21.0%
Energy-related tax credits	(15)	(4.9)	(15)	(7.8)	(23)	(5.2)	(19)	(7.7)
Effects of ratemaking(1)	(10)	(3.3)	(16)	(7.6)	(14)	(3.3)	(18)	(7.0)
Effective income tax rate	$38	12.8%	$11	5.6%	$54	12.5%	$16	6.3%
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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Nevada Power's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Derivative
	Contracts -	Other
	Current	Long-term
	Liabilities	Liabilities	Total
As of September 30, 2026
Not designated as hedging contracts(1):
Commodity liabilities	$(24)	$(9)	$(33)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity liabilities	$(27)	$(14)	$(41)

(1)Nevada Power's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2026, a regulatory asset of $33 million was recorded related to the net derivative liability of $33 million. As of December 31, 2025, a regulatory asset of $41 million was recorded related to the net derivative liability of $41 million.

Derivative Contract Volumes

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2026	2025

Electricity purchases	Megawatt hours	3	2
Natural gas purchases	Decatherms	159	131

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Nevada Power's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2026, Nevada Power's credit ratings for its senior secured debt and its issuer credit ratings for subordinated debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Nevada Power's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million and $5 million as of September 30, 2026 and December 31, 2025, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Nevada Power's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Nevada Power's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2026:
Assets:
Money market mutual funds	$51	$—	$—	$51
Investment funds	6	—	—	6
	$57	$—	$—	$57

Liabilities:
Commodity derivatives	$—	$—	$(33)	$(33)

As of December 31, 2025:
Assets:
Money market mutual funds	$19	$—	$—	$19
Investment funds	5	—	—	5
	$24	$—	$—	$24

Liabilities:
Commodity derivatives	$—	$—	$(41)	$(41)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Nevada Power transacts. When quoted prices for identical contracts are not available, Nevada Power uses forward price curves. Forward price curves represent Nevada Power's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Nevada Power bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Nevada Power uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Nevada Power's nonperformance risk on its liabilities, which as of September 30, 2026 and December 31, 2025, had an immaterial impact to the fair value of its derivative contracts. As such, Nevada Power considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Nevada Power's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Beginning balance	$(49)	$(78)	$(41)	$(57)
Changes in fair value recognized in regulatory assets	(8)	(25)	(21)	(57)
Settlements	24	71	29	82
Ending balance	$(33)	$(32)	$(33)	$(32)

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

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$3,604	$3,358	$3,695	$3,688

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

Accrual for Customer Refunds

Nevada Power's accrual in connection with customer refunds arising from regulatory proceedings, reflecting its commitment to transparency and regulatory compliance, was $46 million as of December 31, 2025. Nevada Power filed an Offer of Compromise with the PUCN in January 2026 to settle the regulatory proceedings, inclusive of the amount accrued in 2025, that was accepted by the PUCN in February 2026. Refunds were made in July 2026.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Nevada Power's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Customer Revenue:
Retail:
Residential	$580	$481	$1,184	$1,012
Commercial	170	158	434	384
Industrial	213	199	486	429
Other	6	2	14	3
Total fully bundled	969	840	2,118	1,828
Distribution only service	4	4	11	12
Total retail	973	844	2,129	1,840
Wholesale, transmission and other	22	21	49	52
Total Customer Revenue	995	865	2,178	1,892
Other revenue	—	—	2	1
Total operating revenue	$995	$865	$2,180	$1,893

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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

Net income for the third quarter of 2026 was $262 million, an increase of $74 million compared to 2025 primarily due to higher electric utility margin, partially offset by increased income tax expense. Utility margin increased primarily due to higher retail rates, higher retail customer volumes, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher other retail revenue. Retail customer volumes, including distribution only service customers, increased 823 GWh, or 9.9% primarily due to the favorable impact of weather, customer usage patterns and an increase in the average number of customers. Wholesale electricity sales volumes increased 45 GWh, or 37.8%.

Net income for the first nine months of 2026 was $379 million, an increase of $142 million compared to 2025 primarily due to higher electric utility margin, higher allowance for equity funds and lower interest expense. These items were partially offset by increased income tax expense, higher operations and maintenance expense and increased depreciation and amortization expense. Utility margin increased primarily due to higher retail rates, higher retail customer volumes, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher other retail revenue. Retail customer volumes, including distribution only service customers, increased 1,191 GWh, or 6.2% primarily due to the favorable impact of weather, customer usage patterns and an increase in the average number of customers. Wholesale electricity sales volumes decreased 10 GWh, or 2.9%.

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

Utility margin is not a measure calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin:
Operating revenue	$995	$865	$130	15%	$2,180	$1,893	$287	15%
Cost of fuel and energy	447	419	28	7	1,019	932	87	9
Utility margin	548	446	102	23	1,161	961	200	21
Operations and maintenance	94	97	(3)	(3)	276	265	11	4
Depreciation and amortization	104	103	1	1	311	300	11	4
Property and other taxes	16	14	2	14	47	43	4	9
Operating income	$334	$232	$102	44%	$527	$353	$174	49%

Utility Margin

A comparison of key operating results related to utility margin is as follows:

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$995	$865	$130	15%	$2,180	$1,893	$287	15%
Cost of fuel and energy	447	419	28	7	1,019	932	87	9
Utility margin	$548	$446	$102	23%	$1,161	$961	$200	21%

Sales (GWh):
Residential	4,583	4,002	581	15%	8,984	8,164	820	10%
Commercial	1,658	1,508	150	10	4,004	3,823	181	5
Industrial	1,932	1,897	35	2	5,015	4,912	103	2
Other	47	50	(3)	(6)	134	131	3	2
Total fully bundled(1)	8,220	7,457	763	10	18,137	17,030	1,107	7
Distribution only service	904	844	60	7	2,286	2,202	84	4
Total retail	9,124	8,301	823	10	20,423	19,232	1,191	6
Wholesale	164	119	45	38	339	349	(10)	(3)
Total GWh sold	9,288	8,420	868	10%	20,762	19,581	1,181	6%

Average number of retail customers (in thousands)	1,068	1,056	12	1%	1,064	1,051	13	1%

Average revenue per MWh:
Retail - fully bundled(1)	$117.91	$112.56	$5.35	5%	$116.81	$107.31	$9.50	9%
Wholesale	$44.85	$48.59	$(3.74)	(8)%	$33.48	$42.56	$(9.08)	(21)%

Heating degree days	—	—	—	—%	615	973	(358)	(37)%
Cooling degree days	2,582	2,315	267	12%	4,249	3,764	485	13%

Sources of energy (GWh)(2)(3):
Natural gas	5,621	4,157	1,464	35%	12,351	11,135	1,216	11%
Renewables	124	125	(1)	(1)	334	351	(17)	(5)
Total energy generated	5,745	4,282	1,463	34	12,685	11,486	1,199	10
Energy purchased	2,733	3,248	(515)	(16)	6,213	6,742	(529)	(8)
Total	8,478	7,530	948	13%	18,898	18,228	670	4%

Average cost of energy per MWh(2)(4):
Energy generated	$25.39	$25.25	$0.14	1%	$27.50	$28.15	$(0.65)	(2)%
Energy purchased	$110.33	$95.84	$14.49	15%	$107.88	$90.28	$17.60	19%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    The average cost of energy per MWh and sources of energy excludes 268 GWh and 149 GWh of gas generated energy that is purchased at cost by related parties for the third quarter of 2026 and 2025, respectively. The average cost of energy per MWh and sources of energy excludes 768 GWh and 303 GWh of gas generated energy that is purchased at cost by related parties for the first nine months of 2026 and 2025, respectively.
(3)    GWh amounts are net of energy used by the related generating facilities.
(4)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025

Utility margin increased $102 million, or 23%, for the third quarter of 2026 compared to 2025 primarily due to:
•$86 million of higher electric retail utility margin primarily due to higher retail rates from the 2025 regulatory rate review with new rates effective October 2025 and higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 9.9% primarily due to favorable changes in weather, customer usage patterns and an increase in the average number of customers;
•$15 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings; and
•$3 million of higher other retail revenue from lower regulatory amortizations.
Operations and maintenance decreased $3 million, or 3%, for the third quarter of 2026 compared to 2025 primarily due to lower regulatory impacts from the 2025 regulatory rate review and lower insurance expense, including the deferral of incremental wildfire insurance premiums, partially offset by higher plant operations and maintenance costs and higher customer service costs.

Income tax expense increased $27 million for the third quarter of 2026 compared to 2025. The effective tax rate was 12.8% and 5.6% for the three-month periods ended September 30, 2026 and 2025, respectively. The $27 million increase was primarily due to higher pre-tax income and lower benefits from the effects of ratemaking.

First Nine Months of 2026 Compared to First Nine Months of 2025

Utility margin increased $200 million, or 21%, for the first nine months of 2026 compared to 2025 primarily due to:
•$157 million of higher electric retail utility margin primarily due to higher retail rates from the 2025 regulatory rate review with new rates effective October 2025 and higher retail customer volumes. Retail customer volumes, including distribution only service customers, increased 6.2% primarily due to favorable changes in weather, customer usage patterns and an increase in the average number of customers;
•$31 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings;
•$10 million of higher other retail revenue from lower regulatory amortizations; and
•$3 million of higher energy efficiency implementation revenue.
Operations and maintenance increased by $11 million, or 4%, for the first nine months of 2026 compared to 2025 primarily due to higher regulatory amortizations, higher plant operations and maintenance costs and higher customer service costs, partially offset by lower regulatory impacts from the 2025 regulatory rate review and lower insurance expense.

Depreciation and amortization increased $11 million, or 4%, for the first nine months of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense decreased $2 million, or 1%, for the first nine months of 2026 compared to 2025 primarily due to lower lease interest expense.

Allowance for borrowed funds and allowance for equity funds increased $2 million, or 4%, for the first nine months of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Income tax expense increased $38 million for the first nine months of 2026 compared to 2025. The effective tax rate was 12.5% in 2026 and 6.3% in 2025. The $38 million increase was primarily due to higher pre-tax income and lower benefits from the effects of ratemaking, partially offset by higher PTCs and ITCs.

Liquidity and Capital Resources

As of September 30, 2026, Nevada Power's total net liquidity was as follows (in millions):

Cash and cash equivalents	$57

Credit facility, maturing 2029	600
Less:
Short-term debt	—
Net credit facility	600

Total net liquidity	$657

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025, were $822 million and $641 million, respectively. The change was primarily due to lower payments related to fuel and energy costs, partially offset by the timing of payments for operating costs and lower collections from customers.

The timing of Nevada Power's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025, were $(1,066) million and $(912) million, respectively. The change was primarily due to increased capital expenditures, partially offset by proceeds from sale of assets. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2026 and 2025, were $273 million and $272 million, respectively. The change was primarily due to higher contributions from NV Energy, Inc. and higher customer receipts from refundable contributions in aid of construction, partially offset by higher payments of debt and lower net proceeds from the issuance of junior subordinated debt.

For a discussion of recent financing transactions, refer to Note 5 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Debt Authorizations

Nevada Power currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $5.5 billion (excluding borrowings under Nevada Power's $600 million secured credit facility); and (2) maintain a revolving credit facility of up to $1.3 billion. As of September 30, 2026, approximately $1.8 billion of debt capacity remains available under this authorization. Nevada Power currently has an effective shelf registration statement filed with the SEC to issue an additional $1.8 billion of general and refunding mortgage securities and unsecured debt securities through December 2027.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026

Electric transmission	$387	$434	$694
Electric distribution	271	289	399
Solar generation and electric battery storage	57	28	35
Wildfire prevention	11	17	25
Other	186	319	524
Total	$912	$1,087	$1,677

Nevada Power receives PUCN approval through its IRP filings for various projects and has included estimates from IRP filings as well as potential future filings in its forecast capital expenditures for 2026. These estimates are likely to change as a result of the RFP process, continued evaluation and future IRP filing refinements. Nevada Power's capital expenditures include the following:
•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program totaling $393 million and $366 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the Greenlink Nevada transmission expansion program expected to be placed in-service in 2027 and 2028 totals $242 million for the remainder of 2026. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand. Growth expenditures include spending on new customer connections totaling $108 million and $111 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for new customer connections totals $32 million for the remainder of 2026.
•Solar generation and electric battery storage primarily consist of a 400-MW solar photovoltaic facility with an additional 400 MW of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 10% for Nevada Power and 90% for Sierra Pacific. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026.
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

2024 Joint Integrated Resource Plan

In October 2025, the Nevada Utilities submitted a Joint Application for approval of the First Amendment to the 2024 Joint Integrated Resource Plan. The First Amendment seeks approval to enter into a 20-year power purchase agreement with the developer for an additional 150-MW BESS that will reduce the Nevada Utilities' open position beginning in the summer of 2027. The BESS will be co-located with the existing Dodge Flat solar and battery facility in Washoe County, Nevada. In January 2026, the Nevada Utilities filed a stipulation with the PUCN that reflected a settlement among participating parties and largely accepted the First Amendment as filed, including approval of the 150-MW BESS power purchase agreement. A final order approving the stipulation was received in February 2026.

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

Material Cash Requirements

As of September 30, 2026, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Nevada Power's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 5 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Sierra Pacific Power Company

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Sierra Pacific Power Company and subsidiaries ("Sierra Pacific") as of September 30, 2026, the related consolidated statements of operations, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2026

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1	$5
Trade receivables, net	143	108
Income taxes receivable	62	—
Amounts due from affiliates	119	196
Inventories	166	151
Regulatory assets	64	56
Prepayments	35	20
Other current assets	16	19
Total current assets	606	555

Property, plant and equipment, net	7,022	6,056
Regulatory assets	212	218
Other assets	227	216

Total assets	$8,067	$7,045

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$541	$519
Amounts due to affiliate	11	208
Accrued employee expenses	14	85
Current portion of long-term debt	—	410
Regulatory liabilities	91	72
Customer deposits	57	45
Other current liabilities	79	40
Total current liabilities	793	1,379

Long-term debt	1,118	1,116
Junior subordinated debt	1,039	446
Regulatory liabilities	419	391
Deferred income taxes	384	390
Other long-term liabilities	703	342
Total liabilities	4,456	4,064

Commitments and contingencies (Note 10)

Shareholder's equity:
Common stock - $3.75 stated value, 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	3,051	2,561
Retained earnings	561	421
Accumulated other comprehensive loss, net	(1)	(1)
Total shareholder's equity	3,611	2,981

Total liabilities and shareholder's equity	$8,067	$7,045

The accompanying notes are an integral part of the consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Operating revenue:
Regulated electric	$324	$294	$821	$765
Regulated natural gas	17	17	72	89
Total operating revenue	341	311	893	854

Operating expenses:
Cost of fuel and energy	144	121	384	346
Cost of natural gas purchased for resale	3	5	25	42
Operations and maintenance	67	66	207	187
Depreciation and amortization	50	41	143	121
Property and other taxes	7	6	20	18
Total operating expenses	271	239	779	714

Operating income	70	72	114	140

Other income (expense):
Interest expense	(36)	(25)	(103)	(73)
Allowance for borrowed funds	9	5	26	11
Allowance for equity funds	28	16	81	35
Interest and dividend income	2	3	9	9
Other, net	3	4	10	8
Total other income (expense)	6	3	23	(10)

Income before income tax expense (benefit)	76	75	137	130
Income tax expense (benefit)	(1)	7	(3)	13
Net income	$77	$68	$140	$117

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2025	1,000	$—	$2,121	$425	$(1)	$2,545
Net income	—	—	—	68	—	68
Dividends declared	—	—	—	(100)	—	(100)
Contributions	—	—	200	—	—	200
Other equity transactions	—	—	—	(1)	—	(1)
Balance, September 30, 2025	1,000	$—	$2,321	$392	$(1)	$2,712

Balance, December 31, 2024	1,000	$—	$1,726	$375	$(1)	$2,100
Net income	—	—	—	117	—	117
Dividends declared	—	—	—	(100)	—	(100)
Contributions	—	—	595	—	—	595
Balance, September 30, 2025	1,000	$—	$2,321	$392	$(1)	$2,712

Balance, June 30, 2026	1,000	$—	$3,051	$485	$(1)	$3,535
Net income	—	—	—	77	—	77
Other equity transactions	—	—	—	(1)	—	(1)
Balance, September 30, 2026	1,000	$—	$3,051	$561	$(1)	$3,611

Balance, December 31, 2025	1,000	$—	$2,561	$421	$(1)	$2,981
Net income	—	—	—	140	—	140
Contributions	—	—	490	—	—	490
Balance, September 30, 2026	1,000	$—	$3,051	$561	$(1)	$3,611

The accompanying notes are an integral part of these consolidated financial statements.

SIERRA PACIFIC POWER COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$140	$117
Adjustments to reconcile net income to net cash flows from operating activities:
Loss on nonrecurring items	(1)	—
Depreciation and amortization	143	121
Allowance for equity funds	(81)	(35)
Deferred energy	46	(62)
Amortization of deferred energy	(20)	(19)
Other changes in regulatory assets and liabilities	(9)	81
Deferred income taxes and amortization of investment tax credits	196	(3)
Other, net	6	(3)
Changes in other operating assets and liabilities:
Trade receivables and other assets	115	(17)
Inventories	(15)	(1)
Accrued property, income and other taxes	(54)	(15)
Accounts payable and other liabilities	(213)	(34)
Net cash flows from operating activities	253	130

Cash flows from investing activities:
Capital expenditures	(1,015)	(1,084)
Proceeds from sale of asset	8	—
Net cash flows from investing activities	(1,007)	(1,084)

Cash flows from financing activities:
Proceeds from long-term debt	595	446
Repayments of long-term debt	(410)	—
Dividends paid	—	(100)
Contributions from parent	490	595
Other, net	73	30
Net cash flows from financing activities	748	971

Net change in cash and cash equivalents and restricted cash and cash equivalents	(6)	17
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	10	24
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4	$41

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The Consolidated Statements of Comprehensive Income have been omitted as net income equals comprehensive income for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Sierra Pacific's accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026.

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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$1	$5
Restricted cash and cash equivalents included in other current assets	3	5
Total cash and cash equivalents and restricted cash and cash equivalents	$4	$10

(4)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
	Depreciable Life	September 30,	December 31,
		2026	2025
Utility plant:
Generation	25 - 70 years	$1,880	$1,413
Transmission	50 - 76 years	1,400	1,321
Electric distribution	20 - 76 years	2,463	2,298
Electric intangible plant and other	5 - 65 years	209	189
Natural gas distribution	35 - 70 years	621	591
Natural gas intangible plant and other	5 - 65 years	19	19
Common other	5 - 65 years	485	461
Utility plant		7,077	6,292
Accumulated depreciation and amortization		(2,322)	(2,296)
		4,755	3,996
Construction work-in-progress		2,267	2,060
Property, plant and equipment, net		$7,022	$6,056

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

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, Sierra Pacific's provision for federal income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Sierra Pacific had a net receivable from BHE of $62 million and $— million as of September 30, 2026 and December 31, 2025, respectively. Sierra Pacific received net cash refunds for federal income taxes from BHE of $137 million and made net cash payments for federal income tax to BHE of $28 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$16	21.0%	$15	21.0%	$29	21.0%	$27	21.0%
Energy-related tax credits	(6)	(6.1)	—	—	(8)	(5.1)	—	—
Effects of ratemaking(1)	(11)	(15.5)	(8)	(12.3)	(24)	(17.9)	(14)	(11.1)
Effective income tax rate	$(1)	(0.6)%	$7	8.7%	$(3)	(2.0)%	$13	9.9%
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

Amounts receivable from (payable to) NV Energy are included on the Consolidated Balance Sheets and consist of the following (in millions):

	As of
	September 30,	December 31,
	2026	2025
Qualified Pension Plan:
Other assets	$76	$72

Non-Qualified Pension Plans:
Other current liabilities	(1)	(1)
Other long-term liabilities	(4)	(5)

Other Postretirement Plans:
Other assets	5	2

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

The following table, which excludes contracts that have been designated as normal under the normal purchases and normal sales exception afforded by GAAP, summarizes the fair value of Sierra Pacific's derivative contracts, on a gross basis, and reconciles those amounts presented on a net basis on the Consolidated Balance Sheets (in millions):

	Other		Other
	Long-term	Current	Long-term
	Assets	Liabilities	Liabilities	Total
As of September 30, 2026
Not designated as hedging contracts(1):
Commodity liabilities	$—	$(7)	$(2)	$(9)

As of December 31, 2025
Not designated as hedging contracts(1):
Commodity assets	$1	$—	$—	$1
Commodity liabilities	—	(8)	(4)	(12)
Total derivative - net basis	$1	$(8)	$(4)	$(11)
(1)Sierra Pacific's commodity derivatives not designated as hedging contracts are included in regulated rates. As of September 30, 2026, a net regulatory asset of $9 million was recorded related to the net derivative liability of $9 million. As of December 31, 2025, a net regulatory asset of $11 million was recorded related to the net derivative liability of $11 million.

The following table summarizes the net notional amounts of outstanding commodity derivative contracts with fixed price terms that comprise the mark-to-market values as of (in millions):

	Unit of	September 30,	December 31,
	Measure	2026	2025

Electricity purchases	Megawatt hours	1	1
Natural gas purchases	Decatherms	93	75

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

Collateral and Contingent Features

In accordance with industry practice, certain wholesale agreements, including derivative contracts, contain credit support provisions that in part base certain collateral requirements on credit ratings for senior unsecured debt as reported by one or more of the recognized credit rating agencies. These agreements may either specifically provide bilateral rights to demand cash or other security if credit exposures on a net basis exceed specified rating-dependent threshold levels ("credit-risk-related contingent features") or provide the right for counterparties to demand "adequate assurance" if there is a material adverse change in Sierra Pacific's creditworthiness. These rights can vary by contract and by counterparty. As of September 30, 2026, Sierra Pacific's credit ratings for its senior secured debt and its issuer credit ratings for subordinated debt from the recognized credit rating agencies were investment grade.

The aggregate fair value of Sierra Pacific's derivative contracts in liability positions with specific credit-risk-related contingent features totaled $— million and $1 million as of September 30, 2026 and December 31, 2025, respectively, which represents the amount of collateral to be posted if all credit risk related contingent features for derivative contracts in liability positions had been triggered. Sierra Pacific's collateral requirements could fluctuate considerably due to market price volatility, changes in credit ratings, changes in legislation or regulation or other factors.

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

The following table presents Sierra Pacific's financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2026:
Assets:
Money market mutual funds	$25	$—	$—	$25
Investment funds	1	—	—	1
	$26	$—	$—	$26

Liabilities:
Commodity derivatives	$—	$—	$(9)	$(9)

As of December 31, 2025:
Assets:
Commodity derivatives	$—	$—	$1	$1
Money market mutual funds	14	—	—	14
Investment funds	1	—	—	1
	$15	$—	$1	$16

Liabilities:
Commodity derivatives	$—	$—	$(12)	$(12)

Derivative contracts are recorded on the Consolidated Balance Sheets as either assets or liabilities and are stated at estimated fair value unless they are designated as normal purchases or normal sales and qualify for the exception afforded by GAAP. When available, the fair value of derivative contracts is estimated using unadjusted quoted prices for identical contracts in the market in which Sierra Pacific transacts. When quoted prices for identical contracts are not available, Sierra Pacific uses forward price curves. Forward price curves represent Sierra Pacific's estimates of the prices at which a buyer or seller could contract today for delivery or settlement at future dates. Sierra Pacific bases its forward price curves upon internally developed models, with internal and external fundamental data inputs. Market price quotations for certain electricity and natural gas trading hubs are not as readily obtainable due to markets that are not active. Given that limited market data exists for these contracts, Sierra Pacific uses forward price curves derived from internal models based on perceived pricing relationships to major trading hubs that are based on unobservable inputs. The model incorporates a mid-market pricing convention (the mid‑point price between bid and ask prices) as a practical expedient for valuing its assets and liabilities measured and reported at fair value. The determination of the fair value for derivative contracts not only includes counterparty risk, but also the impact of Sierra Pacific's nonperformance risk on its liabilities, which as of September 30, 2026 and December 31, 2025, had an immaterial impact to the fair value of its derivative contracts. As such, Sierra Pacific considers its derivative contracts to be valued using Level 3 inputs.

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

The following table reconciles the beginning and ending balances of Sierra Pacific's commodity derivative assets and liabilities measured at fair value on a recurring basis using significant Level 3 inputs (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Beginning balance	$(14)	$(22)	$(11)	$(13)
Changes in fair value recognized in regulatory assets	(3)	(10)	(7)	(20)
Settlements	8	24	9	25
Ending balance	$(9)	$(8)	$(9)	$(8)

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

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$2,157	$2,053	$1,972	$1,967

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

Accrual for Customer Refunds

Sierra Pacific's accrual in connection with customer refunds arising from regulatory proceedings, reflecting its commitment to transparency and regulatory compliance, was $14 million as of December 31, 2025. Sierra Pacific filed an Offer of Compromise with the PUCN in January 2026 to settle the regulatory proceedings, inclusive of the amount accrued in 2025, that was accepted by the PUCN in February 2026. Refunds were made in July 2026.

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

(11)    Revenue from Contracts with Customers

The following table summarizes Sierra Pacific's revenue from contracts with customers ("Customer Revenue") by line of business, with further disaggregation of retail by customer class, including a reconciliation to Sierra Pacific's reportable segment information included in Note 12 (in millions):

	Three-Month Periods
	Ended September 30,
	2026			2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$111	$12	$123	$98	$12	$110
Commercial	101	4	105	94	3	97
Industrial	91	1	92	81	1	82
Other	1	—	1	2	1	3
Total fully bundled	304	17	321	275	17	292
Distribution only service	2	—	2	2	—	2
Total retail	306	17	323	277	17	294
Wholesale, transmission and other	18	—	18	17	—	17
Total Customer Revenue	324	17	341	294	17	311
Other revenue	—	—	—	—	—	—
Total operating revenue	$324	$17	$341	$294	$17	$311

	Nine-Month Periods
	Ended September 30,
	2026			2025
	Electric	Natural Gas	Total	Electric	Natural Gas	Total
Customer Revenue:
Retail:
Residential	$288	$49	$337	$271	$59	$330
Commercial	260	17	277	250	21	271
Industrial	213	5	218	185	7	192
Other	3	1	4	4	2	6
Total fully bundled	764	72	836	710	89	799
Distribution only service	6	—	6	6	—	6
Total retail	770	72	842	716	89	805
Wholesale, transmission and other	50	—	50	48	—	48
Total Customer Revenue	820	72	892	764	89	853
Other revenue	1	—	1	1	—	1
Total operating revenue	$821	$72	$893	$765	$89	$854
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

The following tables provide information on a reportable segment basis (in millions):

	For the Three-Month Period Ended September 30, 2026
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$324	$17	$341
Cost of sales	144	3	147
Operations and maintenance	61	6	67
Depreciation and amortization	43	7	50
Interest expense	33	3	36
Interest and dividend income	2	—	2
Income tax expense (benefit)	—	(1)	(1)
Other segment items(1)	34	(1)	33
Net income	$79	$(2)	$77

Capital expenditures	$282	$18	$300

	For the Nine-Month Period Ended September 30, 2026
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$821	$72	$893
Cost of sales	384	25	409
Operations and maintenance	191	16	207
Depreciation and amortization	127	16	143
Interest expense	95	8	103
Interest and dividend income	9	—	9
Income tax expense (benefit)	(4)	1	(3)
Other segment items(1)	97	—	97
Net income	$134	$6	$140

Capital expenditures	$950	$65	$1,015

	For the Three-Month Period Ended September 30, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$294	$17	$311
Cost of sales	121	5	126
Operations and maintenance	62	4	66
Depreciation and amortization	36	5	41
Interest expense	24	1	25
Interest and dividend income	3	—	3
Income tax expense (benefit)	7	—	7
Other segment items(1)	19	—	19
Net income	$66	$2	$68

Capital expenditures	$533	$37	$570

	For the Nine-Month Period Ended September 30, 2025
	Regulated Electric	Regulated Natural Gas	Total

Operating revenue	$765	$89	$854
Cost of sales	346	42	388
Operations and maintenance	170	17	187
Depreciation and amortization	106	15	121
Interest expense	68	5	73
Interest and dividend income	9	—	9
Income tax expense (benefit)	13	—	13
Other segment items(1)	37	(1)	36
Net income	$108	$9	$117

Capital expenditures	$1,007	$77	$1,084

	As of
	September 30,	December 31,
	2026	2025
Assets:
Regulated electric	$7,524	$6,541
Regulated natural gas	531	485
Regulated common assets(2)	12	19
Total assets	$8,067	$7,045

(1)    Consists principally of property and other taxes, allowance for borrowed and equity funds and other income (expenses).
(2)    Consists principally of cash and cash equivalents and investments not included in either the regulated electric or regulated natural gas segments.

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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

Net income for the third quarter of 2026 was $77 million, an increase of $9 million compared to 2025 primarily due to higher allowance for borrowed and equity funds, increased electric utility margin and lower tax expense, partially offset by higher interest expense and higher depreciation and amortization expense. Electric utility margin increased primarily due to increased retail customer volumes and lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings, partially offset by a reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan project. Electric retail customer volumes, including distribution only service customers, increased 214 GWh, or 6.6% primarily due to favorable usage patterns and an increase in the average number of customers. Wholesale electricity sales volumes increased 7 GWh, or 5.2%.

Net income for the first nine months of 2026 was $140 million, an increase of $23 million compared to 2025 primarily due to higher allowance for borrowed and equity funds, increased electric utility margin and lower tax expense. These items were partially offset by higher interest expense, higher depreciation and amortization expense, higher operations and maintenance expense and lower gas utility margin. Electric utility margin increased primarily due to increased retail customer volumes, lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings and higher transmission and wholesale margin, partially offset by a reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan project. Electric retail customer volumes, including distribution only service customers, increased by 564 GWh, or 6.4% primarily due to favorable usage patterns and an increase in the average number of customers. Wholesale electricity sales volumes decreased 49 GWh, or 10.4%.

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

Electric utility margin and natural gas utility margin are not measures calculated in accordance with GAAP and should be viewed as a supplement to, and not a substitute for, operating income which is the most directly comparable financial measure prepared in accordance with GAAP. The following table provides a reconciliation of utility margin to operating income (in millions):

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Electric utility margin:
Operating revenue	$324	$294	$30	10%	$821	$765	$56	7%
Cost of fuel and energy	144	121	23	19	384	346	38	11
Electric utility margin	180	173	7	4%	437	419	18	4%

Natural gas utility margin:
Operating revenue	17	17	—	—%	72	89	(17)	(19)%
Natural gas purchased for resale	3	5	(2)	(40)	25	42	(17)	(40)
Natural gas utility margin	14	12	2	17%	47	47	—	—%

Utility margin	194	185	9	5%	484	466	18	4%

Operations and maintenance	67	66	1	2%	207	187	20	11%
Depreciation and amortization	50	41	9	22	143	121	22	18
Property and other taxes	7	6	1	17	20	18	2	11
Operating income	$70	$72	$(2)	(3)%	$114	$140	$(26)	(19)%

Electric Utility Margin

A comparison of key operating results related to electric utility margin is as follows:

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$324	$294	$30	10%	$821	$765	$56	7%
Cost of fuel and energy	144	121	23	19	384	346	38	11
Utility margin	$180	$173	$7	4%	$437	$419	$18	4%

Sales (GWh):
Residential	833	773	60	8%	2,106	2,050	56	3%
Commercial	917	898	19	2	2,441	2,408	33	1
Industrial	932	784	148	19	2,605	2,193	412	19
Other	2	2	—	—	6	6	—	—
Total fully bundled(1)	2,684	2,457	227	9	7,158	6,657	501	8
Distribution only service	751	764	(13)	(2)	2,219	2,156	63	3
Total retail	3,435	3,221	214	7	9,377	8,813	564	6
Wholesale	142	135	7	5	423	472	(49)	(10)
Total GWh sold	3,577	3,356	221	7%	9,800	9,285	515	6%

Average number of retail customers (in thousands)	391	387	4	1%	390	386	4	1%

Average revenue per MWh:
Retail - fully bundled(1)	$113.25	$111.57	$1.68	2%	$106.74	$106.54	$0.20	—%
Wholesale	$69.88	$80.12	$(10.24)	(13)%	$68.47	$64.19	$4.28	7%

Heating degree days	30	12	18	150%	2,253	2,621	(368)	(14)%
Cooling degree days	934	876	58	7%	1,251	1,198	53	4%

Sources of energy (GWh)(2):
Natural gas	1,839	1,264	575	45%	4,145	3,339	806	24%
Coal	4	307	(303)	(99)	9	744	(735)	(99)
Renewables	1	3	(2)	(67)	4	7	(3)	(43)
Total energy generated	1,844	1,574	270	17	4,158	4,090	68	2
Energy purchased	1,503	1,459	44	3	3,629	3,126	503	16
Total	3,347	3,033	314	10%	7,787	7,216	571	8%

Average cost of energy per MWh(3):
Energy generated	$28.60	$30.92	$(2.32)	(8)%	$30.78	$36.45	$(5.67)	(16)%
Energy purchased	$60.52	$49.53	$10.99	22%	$70.56	$62.87	$7.69	12%
(1)    Fully bundled includes sales to customers for combined energy, transmission and distribution services.
(2)    GWh amounts are net of energy used by the related generating facilities.
(3)    The average cost of energy per MWh includes only the cost of fuel associated with the generating facilities, purchased power and deferrals.

Natural Gas Utility Margin

A comparison of key operating results related to natural gas utility margin is as follows:

	Third Quarter				First Nine Months
	2026	2025	Change		2026	2025	Change
Utility margin (in millions):
Operating revenue	$17	$17	$—	—%	$72	$89	$(17)	(19)%
Natural gas purchased for resale	3	5	(2)	(40)	25	42	(17)	(40)
Utility margin	$14	$12	$2	17%	$47	$47	$—	—%

Sold (000's Dths):
Residential	834	794	40	5%	6,405	7,097	(692)	(10)%
Commercial	552	536	16	3	3,495	3,819	(324)	(8)
Industrial	347	335	12	4	1,519	1,607	(88)	(5)
Total retail	1,733	1,665	68	4%	11,419	12,523	(1,104)	(9)%

Average number of retail customers (in thousands)	189	188	1	1%	189	187	2	1%

Average revenue per retail Dth sold	$9.57	$10.21	$(0.64)	(6)%	$6.28	$7.12	$(0.84)	(12)%

Heating degree days	30	12	18	150%	2,253	2,621	(368)	(14)%

Average cost of natural gas per retail Dth sold	$2.22	$2.71	$(0.49)	(18)%	$2.21	$3.32	$(1.11)	(33)%

Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025

Electric utility margin increased $7 million, or 4%, for the third quarter of 2026 compared to 2025 primarily due to:
•$10 million of higher electric retail utility margin primarily due to increased retail customer volumes and higher demand charge revenue from large commercial and industrial customers. Retail customer volumes, including distribution only service customers, increased 6.6% primarily due to favorable customer usage patterns and an increase in the average number of customers;
•$4 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings.
The increase in electric utility margin was partially offset by:
•$6 million reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan (TAMP) project as directed by the 2024 Sierra Pacific regulatory rate review.
Depreciation and amortization increased $9 million, or 22%, for the third quarter of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense increased $11 million, or 44%, for the third quarter of 2026 compared to 2025 primarily due to higher long-term debt.

Allowance for borrowed and equity funds increased $16 million for the third quarter of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Income tax expense decreased $8 million for the third quarter of 2026 compared to 2025. The effective tax rate was (0.6)% and 8.7% for the three-month periods ended September 30, 2026 and 2025, respectively. The $8 million decrease was primarily due to higher benefits from the effects of ratemaking and higher ITCs.

First Nine Months of 2026 Compared to First Nine Months of 2025

Electric utility margin increased $18 million, or 4%, for the first nine months of 2026 compared to 2025 primarily due to:
•$17 million of higher electric retail utility margin primarily due to increased retail customer volumes and higher demand charge revenue from large commercial and industrial customers. Retail customer volumes, including distribution only service customers, increased 6.4% primarily due to favorable customer usage patterns and an increase in the average number of customers;
•$7 million lower prior year revenue related to an accrual in connection with customer refunds arising from regulatory proceedings; and
•$4 million of higher wholesale and transmission margin primarily related to higher transmission revenue and a decrease in deferred energy costs.
The increase in electric utility margin was partially offset by:
•$8 million reduction of revenue for a regulatory liability recorded for the Tracy Area Master Plan (TAMP) project as directed by the 2024 Sierra Pacific regulatory rate review.
Natural gas utility margin was consistent for the first nine months of 2026 compared to 2025.

Operations and maintenance increased $20 million, or 11%, for the first nine months of 2026 compared to 2025 primarily due to increased insurance expense from additional wildfire coverage and higher premiums associated with third-party liability coverage and increased plant operations and maintenance, partially offset by the deferral of premiums for the additional wildfire coverage as authorized by the PUCN in July 2026 and lower energy efficiency program costs (offset in operating revenue).

Depreciation and amortization increased $22 million, or 18%, for the first nine months of 2026 compared to 2025 primarily due to higher plant placed in-service and higher amortizations from intangible plant software.

Interest expense increased $30 million, or 41%, for the first nine months of 2026 compared to 2025 primarily due to higher long-term debt.

Allowance for borrowed and equity funds increased $61 million for the first nine months of 2026 compared to 2025 primarily due to higher construction work-in-progress.

Income tax expense decreased $16 million for the first nine months of 2026 compared to 2025. The effective tax rate was (2.0)% in 2026 and 9.9% in 2025. The $16 million decrease was primarily due to higher benefits from the effects of ratemaking and higher ITCs.

Liquidity and Capital Resources

As of September 30, 2026, Sierra Pacific's total net liquidity was as follows (in millions):

Cash and cash equivalents	$1

Credit facility, maturing 2029	400
Less:
Short-term debt	—
Net credit facility	400

Total net liquidity	$401

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025, were $253 million and $130 million, respectively. The change was primarily due to increased collections from customers and higher recovery of previously deferred fuel and energy costs, partially offset by the timing of payments for operating costs.

The timing of Sierra Pacific's income tax cash flows from period to period can be significantly affected by the estimated federal income tax payment methods and assumptions made for each payment date.

Investing Activities
Net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025, were $(1,007) million and $(1,084) million, respectively. The change was primarily due to decreased capital expenditures. Refer to "Future Uses of Cash" for further discussion of capital expenditures.

Financing Activities
Net cash flows from financing activities for the nine-month periods ended September 30, 2026 and 2025, were $748 million and $971 million, respectively. The change was primarily due to higher repayment of debt and lower contributions from NV Energy, Inc., partially offset by higher proceeds from the issuance of junior subordinated debt, lower dividend payments and higher customer receipts from refundable contributions in aid of construction.

Debt Authorizations

Sierra Pacific currently has financing authority from the PUCN consisting of the ability to: (1) establish debt issuances limited to a debt ceiling of $4.0 billion (excluding borrowings under Sierra Pacific's $400 million secured credit facility); and (2) maintain a revolving credit facility of up to $600 million. As of September 30, 2026, approximately $1.7 billion of debt capacity remains available under this authorization. Sierra Pacific currently has an effective shelf registration statement filed with the SEC to issue an additional $1.5 billion of general and refunding mortgage securities and unsecured debt securities through April 2028.

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

Historical and forecast capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026

Electric transmission	$263	$232	$412
Electric distribution	146	215	303
Solar generation and electric battery storage	591	132	173
Wildfire prevention	14	21	37
Other	70	415	638
Total	$1,084	$1,015	$1,563

Sierra Pacific receives PUCN approval through its IRP filings for various projects and has included estimates from IRP filings as well as potential future filings in its forecast capital expenditures for 2026. These estimates are likely to change as a result of the RFP process, continued evaluation and future IRP filing refinements. Sierra Pacific's capital expenditures include the following:

•Electric transmission includes both growth projects and operating expenditures. Growth projects primarily relate to the Nevada Utilities' Greenlink Nevada transmission expansion program totaling $165 million and $202 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for the expansion program expected to be placed in-service in 2027 and 2028 totals $156 million for the remainder of 2026. Operating expenditures consist of routine expenditures for transmission and other infrastructure needed to serve existing and expected demand.
•Electric distribution includes both growth projects and operating expenditures consisting of routine expenditures for distribution needed to serve existing and expected demand. Growth expenditures include spending on new customer connections totaling $43 million and $36 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Planned spending for new customer connections totals $16 million for the remainder of 2026.
•Solar generation and electric battery storage primarily consist of a 400-MW solar photovoltaic facility with an additional 400 MW of co-located battery storage that is being developed in Churchill County, Nevada with ownership share approved by the PUCN of 90% Sierra Pacific and 10% Nevada Power. Commercial operation of the solar facility is expected by early 2027 and the co-located battery storage reached commercial operation in March 2026.
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

2024 Joint Integrated Resource Plan

In October 2025, the Nevada Utilities submitted a Joint Application for approval of the First Amendment to the 2024 Joint Integrated Resource Plan. The First Amendment seeks approval to enter into a 20-year power purchase agreement with the developer for an additional 150-MW BESS that will reduce the Nevada Utilities' open position beginning in the summer of 2027. The BESS will be co-located with the existing Dodge Flat solar and battery facility in Washoe County, Nevada. In January 2026, the Nevada Utilities filed a stipulation with the PUCN that reflected a settlement among participating parties and largely accepted the First Amendment as filed, including approval of the 150-MW BESS power purchase agreement. A final order approving the stipulation was received in February 2026.

2025 Natural Gas Triennial Integrated Resource Plan

In October 2025, Sierra Pacific filed its 2025 Natural Gas Triennial Integrated Resource Plan (the "2025 NGIRP") with the PUCN, covering the 2026 through 2028 action plan period. The filing seeks approval of forecasted natural gas demand, ten significant operational and capital projects, the 2025 DSM Plan, and related findings regarding the reasonableness of the forecast methodology, projected demand, cost-effectiveness of proposed investments, resource mix, greenhouse gas considerations, and impacts on low-income and historically underserved communities. The application also requests authorization to establish a regulatory asset account to record costs associated with a proposed Plexco Service Tee Cap Replacement Program addressing premature failures of certain service tee caps installed between 1990 and 1996, with recovery of amounts recorded in the regulatory asset account to be sought in a future general rate case. In January 2026, Sierra Pacific filed a stipulation with the PUCN that reflected a settlement among participating parties and largely accepted the NGIRP as filed with removal of the requested regulatory asset account to record costs associated with the Plexco Service Tee CAP Replacement Program. A final order approving the stipulation was received in February 2026.

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

Material Cash Requirements

As of September 30, 2026, there have been no material changes outside the normal course of business in material cash requirements from the information provided in Item 7 of Sierra Pacific's Annual Report on Form 10-K for the year ended December 31, 2025, other than those disclosed in Notes 5 and 10 of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Energy Gas Holdings, LLC

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Energy Gas Holdings, LLC and subsidiaries ("Eastern Energy Gas") as of September 30, 2026, the related consolidated statements of operations, comprehensive income, and changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2026

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$84	$80
Trade receivables, net	177	191
Receivables from affiliates	20	20
Notes receivable from affiliates	222	513
Inventories	160	155
Prepayments and other deferred charges	95	78
Natural gas imbalances	28	66
Other current assets	48	92
Total current assets	834	1,195

Property, plant and equipment, net	10,637	10,363
Goodwill	1,286	1,286
Investments	261	255
Other assets	107	98

Total assets	$13,125	$13,197

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116	$87
Accounts payable to affiliates	29	27
Accrued interest	69	58
Accrued property, income and other taxes	93	141
Accrued employee expenses	41	22
Regulatory liabilities	35	46
Current portion of long-term debt	—	293
Customer deposits	27	33
Other current liabilities	9	26
Total current liabilities	419	733

Long-term debt	4,163	4,161
Regulatory liabilities	602	620
Deferred income taxes	737	621
Other long-term liabilities	131	115
Total liabilities	6,052	6,250

Commitments and contingencies (Note 9)

Equity:
Member's equity:
Membership interests	5,874	5,736
Accumulated other comprehensive loss, net	(28)	(31)
Total member's equity	5,846	5,705
Noncontrolling interests	1,227	1,242
Total equity	7,073	6,947

Total liabilities and equity	$13,125	$13,197

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Operating revenue	$539	$478	$1,742	$1,563

Operating expenses:
Cost of gas	—	1	2	2
Operations and maintenance	160	152	432	420
Depreciation and amortization	88	87	265	261
Property and other taxes	34	36	105	106
Total operating expenses	282	276	804	789

Operating income	257	202	938	774

Other income (expense):
Interest expense, net	(52)	(55)	(161)	(163)
Allowance for equity funds	6	4	14	9
Interest and dividend income	4	7	19	14
Other, net	1	2	2	4
Total other income (expense)	(41)	(42)	(126)	(136)

Income before income tax expense (benefit) and equity income (loss)	216	160	812	638
Income tax expense (benefit)	41	30	167	127
Equity income (loss)	4	5	37	36
Net income	179	135	682	547
Net income attributable to noncontrolling interests	38	28	138	110
Net income attributable to Eastern Energy Gas	$141	$107	$544	$437

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Net income	$179	$135	$682	$547

Other comprehensive income (loss), net of tax:
Unrecognized amounts on retirement benefits, net of tax of $—, $—, $— and $—	—	—	(1)	1
Unrealized gains (losses) on cash flow hedges, net of tax of $—, $(1), $2 and $1	1	(2)	4	3
Total other comprehensive income (loss), net of tax	1	(2)	3	4

Comprehensive income	180	133	685	551
Comprehensive income attributable to noncontrolling interests	38	28	138	110
Comprehensive income attributable to Eastern Energy Gas	$142	$105	$547	$441

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Unaudited)
(Amounts in millions)

		Accumulated
		Other
	Membership	Comprehensive	Noncontrolling	Total
	Interests	Loss, Net	Interests	Equity

Balance, June 30, 2025	$5,665	$(29)	$1,260	$6,896
Net income	107	—	28	135
Other comprehensive loss	—	(2)	—	(2)
Distributions	(1)	—	(36)	(37)
Contributions	1	—	—	1
Balance, September 30, 2025	$5,772	$(31)	$1,252	$6,993

Balance, December 31, 2024	$6,300	$(35)	$1,270	$7,535
Net income	437	—	110	547
Other comprehensive income	—	4	—	4
Distributions	(1,190)	—	(128)	(1,318)
Contributions	225	—	—	225
Balance, September 30, 2025	$5,772	$(31)	$1,252	$6,993

Balance, June 30, 2026	$5,814	$(29)	$1,234	$7,019
Net income	141	—	38	179
Other comprehensive income	—	1	—	1
Distributions	(90)	—	(45)	(135)
Contributions	9	—	—	9
Balance, September 30, 2026	$5,874	$(28)	$1,227	$7,073

Balance, December 31, 2025	$5,736	$(31)	$1,242	$6,947
Net income	544	—	138	682
Other comprehensive income	—	3	—	3
Distributions	(488)	—	(153)	(641)
Contributions	82	—	—	82
Balance, September 30, 2026	$5,874	$(28)	$1,227	$7,073

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN ENERGY GAS HOLDINGS, LLC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$682	$547
Adjustments to reconcile net income to net cash flows from operating activities:
(Gains) losses on other items, net	(13)	4
Depreciation and amortization	265	261
Allowance for equity funds	(14)	(9)
Equity (income) loss, net of distributions	(10)	—
Changes in regulatory assets and liabilities	(11)	(20)
Deferred income taxes	111	100
Other, net	3	—
Changes in other operating assets and liabilities:
Trade receivables and other assets	39	39
Receivables from affiliates	—	(9)
Gas balancing activities	(11)	5
Accrued property, income and other taxes	14	(12)
Accounts payable to affiliates	2	5
Accounts payable and other liabilities	4	56
Net cash flows from operating activities	1,061	967

Cash flows from investing activities:
Capital expenditures	(452)	(245)
Proceeds from assignment of shale development rights	16	—
Proceeds from sales of marketable securities	3	8
Issuance of notes receivable to affiliates	(125)	(530)
Repayment of notes receivable by affiliates	416	5
Net cash flows from investing activities	(142)	(762)

Cash flows from financing activities:
Proceeds from long-term debt	—	1,187
Repayment of long-term debt	(280)	—
Distributions to noncontrolling interests	(153)	(128)
Distributions to parent	(488)	(1,189)
Net cash flows from financing activities	(921)	(130)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(2)	75
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	113	61
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$111	$136

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in Eastern Energy Gas' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2026	2025
Utility plant:
Interstate natural gas transmission assets	34 - 51 years	$6,848	$6,599
Storage assets	47 - 79 years	2,919	2,856
Intangible plant and other assets	4 - 53 years	542	514
Utility plant in-service		10,309	9,969
Accumulated depreciation and amortization		(3,694)	(3,555)
Utility plant in-service, net		6,615	6,414

Nonutility plant:
LNG facility	40 years	4,581	4,585
Accumulated depreciation and amortization		(990)	(901)
Nonutility plant, net		3,591	3,684

		10,206	10,098
Construction work-in-progress		431	265
Property, plant and equipment, net		$10,637	$10,363

Construction work-in-progress includes $408 million and $255 million as of September 30, 2026 and December 31, 2025, respectively, related to the construction of utility plant.

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

(5)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2026	2025
Investments:
Investment funds	$5	$8

Equity method investments:
Iroquois	256	247

Restricted cash and cash equivalents:
Customer deposits	27	33

Total investments and restricted cash and cash equivalents	$288	$288

Reflected as:
Other current assets	$27	$33
Noncurrent assets	261	255
Total investments and restricted cash and cash equivalents	$288	$288
Equity Method Investments

Eastern Energy Gas, through subsidiaries, holds 50% of Iroquois, which owns and operates an interstate natural gas transmission system located in the states of New York and Connecticut.

As of September 30, 2026 and December 31, 2025, the carrying amount of Eastern Energy Gas' investments exceeded its share of underlying equity in net assets by $130 million. The difference reflects equity method goodwill and is not being amortized. Eastern Energy Gas received distributions from its investments of $27 million and $36 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$84	$80
Restricted cash and cash equivalents included in other current assets	27	33
Total cash and cash equivalents and restricted cash and cash equivalents	$111	$113

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, Eastern Energy Gas' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, Eastern Energy Gas had a payable to BHE of $15 million and $39 million as of September 30, 2026 and December 31, 2025, respectively. Pursuant to a tax allocation agreement, BHE GT&S makes cash payments for income taxes, net of refunds, on behalf of Eastern Energy Gas for federal income taxes and certain state income taxes. Eastern Energy Gas received net non-cash equity contributions from BHE GT&S for federal income taxes and certain state income taxes totaling $82 million and $224 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$45	21.0%	$34	21.0%	$170	21.0%	$134	21.0%
State and local income taxes, net of federal income tax	4	1.8	2	1.3	21	2.5	10	1.6
Nontaxable or nondeductible items:
Equity earnings	1	0.5	1	0.7	8	1.0	8	1.2
Non-controlling interest	(8)	(3.7)	(6)	(3.6)	(29)	(3.6)	(23)	(3.6)
Other, net	—	—	—	—	(1)	(0.1)	—	—
Other adjustments	(1)	(0.6)	(1)	(0.6)	(2)	(0.2)	(2)	(0.3)
Effective income tax rate	$41	19.0%	$30	18.8%	$167	20.6%	$127	19.9%

(7)    Employee Benefit Plans

Eastern Energy Gas is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of Eastern Energy Gas. Eastern Energy Gas contributed $4 million to the MidAmerican Energy Company Retirement Plan for each of the nine-month periods ended September 30, 2026 and 2025. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to Eastern Energy Gas were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. Net periodic benefit costs not included in regulated rates are included in accumulated other comprehensive loss, net. As of September 30, 2026 and December 31, 2025, Eastern Energy Gas' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $40 million and $39 million, respectively.

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

The following table presents Eastern Energy Gas' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2026:
Assets:
Money market mutual funds	$84	$—	$—	$84
Equity securities:
Investment funds	5	—	—	5
	$89	$—	$—	$89

As of December 31, 2025:
Assets:
Foreign currency exchange rate derivatives	$—	$11	$—	$11
Money market mutual funds	80	—	—	80
Equity securities:
Investment funds	8	—	—	8
	$88	$11	$—	$99

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

	As of September 30, 2026		As of December 31, 2025
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

Long-term debt	$4,163	$3,686	$4,454	$4,276

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

(10)    Revenue from Contracts with Customers

The following table summarizes Eastern Energy Gas' revenue from contracts with customers ("Customer Revenue") by regulated and nonregulated, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Customer Revenue:
Regulated:
Gas transmission and storage	$298	$284	$938	$901
Wholesale	—	1	2	2
Total regulated	298	285	940	903
Nonregulated	239	192	791	658
Total Customer Revenue	537	477	1,731	1,561
Other revenue(1)	2	1	11	2
Total operating revenue	$539	$478	$1,742	$1,563
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

Eastern Energy Gas has recognized contract liabilities of $29 million and $43 million as of September 30, 2026 and December 31, 2025, respectively, due to the relationship between Eastern Energy Gas' performance and the customer's payment. Eastern Energy Gas recognizes revenue as it fulfills its obligations to provide services to its customers. During the nine-month periods ended September 30, 2026 and 2025, Eastern Energy Gas recognized revenue of $17 million and $13 million, respectively, from the beginning contract liability balances.

Remaining Performance Obligations

The following table summarizes Eastern Energy Gas' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2026 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

Eastern Energy Gas	$1,791	$12,893	$14,684

(11)    Components of Accumulated Other Comprehensive Loss, Net

The following table shows the change in accumulated other comprehensive loss by each component of other comprehensive income (loss), net of applicable income tax (in millions):

	Unrecognized			Accumulated
	Amounts On	Unrealized		Other
	Retirement	Losses on Cash	Noncontrolling	Comprehensive
	Benefits	Flow Hedges	Interests	Loss, Net

Balance, December 31, 2024	$(2)	$(34)	$1	$(35)
Other comprehensive income	1	3	—	4
Balance, September 30, 2025	$(1)	$(31)	$1	$(31)

Balance, December 31, 2025	$(1)	$(31)	$1	$(31)
Other comprehensive (loss) income	(1)	4	—	3
Balance, September 30, 2026	$(2)	$(27)	$1	$(28)

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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

Net income attributable to Eastern Energy Gas for the third quarter of 2026 was $141 million, an increase of $34 million compared to 2025. Net income increased primarily due to higher earnings from Cove Point of $25 million and higher margin from regulated gas transmission and storage operations of $13 million.

Net income attributable to Eastern Energy Gas for the first nine months of 2026 was $544 million, an increase of $107 million compared to 2025. Net income increased primarily due to higher earnings from Cove Point of $67 million and higher margin from regulated gas transmission and storage operations of $46 million.

Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025

Operating revenue increased $61 million, or 13%, for the third quarter of 2026 compared to 2025, primarily due to an increase in Cove Point LNG variable revenue of $44 million and higher regulated gas transmission and storage services revenue of $12 million, largely from additional capacity contracts.

Operations and maintenance increased $8 million, or 5%, for the third quarter of 2026 compared to 2025, primarily due to increased regulatory electric power cost tracker expenses at Cove Point of $5 million (fully offset in operating revenue) and an increase in charges from affiliates of $5 million.

Income tax expense increased $11 million, or 37%, for the third quarter of 2026 compared to 2025. The effective tax rate was 19% for each of the three-month periods ended September 30, 2026 and 2025. The $11 million increase was primarily due to higher pre-tax income and higher state income taxes.

Net income attributable to noncontrolling interests increased $10 million, or 36%, for the third quarter of 2026 compared to 2025, primarily due to higher net income attributable to Cove Point.

First Nine Months of 2026 Compared to First Nine Months of 2025

Operating revenue increased $179 million, or 11%, for the first nine months of 2026 compared to 2025, primarily due to an increase in Cove Point LNG variable revenue of $123 million and higher regulated gas transmission and storage services revenue of $26 million, primarily due to additional capacity contracts.

Operations and maintenance increased $12 million, or 3%, for the first nine months of 2026 compared to 2025, primarily due to increased regulatory electric power cost tracker expenses at Cove Point of $11 million (fully offset in operating revenue), an increase in charges from affiliates of $10 million and an increase in services provided to affiliates of $9 million (fully offset in operating revenue), partially offset by a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $16 million.

Income tax expense increased $40 million, or 31%, for the first nine months of 2026 compared to 2025. The effective tax rate was 21% and 20% for the nine-month periods ended September 30, 2026 and 2025, respectively. The $40 million increase was primarily due to higher pre-tax income and higher state income taxes.

Net income attributable to noncontrolling interests increased $28 million, or 25%, for the first nine months of 2026 compared to 2025, primarily due to higher net income attributable to Cove Point.

Liquidity and Capital Resources

As of September 30, 2026, Eastern Energy Gas' total net liquidity was as follows (in millions):

Cash and cash equivalents	$84
Intercompany revolving credit agreement, maturing 2027	400
Total net liquidity	$484

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025 were $1.1 billion and $967 million, respectively. The change is primarily due to favorable operating results, partially offset by higher cash paid for interest and other working capital adjustments.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025 were $(142) million and $(762) million, respectively. The change is primarily due to repayments of notes by its parent under an intercompany revolving credit agreement of $411 million, a decrease in notes issued to its parent under an intercompany revolving credit agreement of $405 million and proceeds from the assignment of shale development rights of $16 million, partially offset by an increase in capital expenditures of $207 million and a decrease in proceeds from sales of marketable securities of $5 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2026 were $(921) million and consisted of distributions to its indirect parent, BHE, of $488 million, repayment of long-term debt of $280 million and distributions to noncontrolling interests from Cove Point of $153 million.

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

Eastern Energy Gas' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026

Natural gas transmission and storage	$45	$114	$173
Other	200	338	469
Total	$245	$452	$642

Natural gas transmission and storage primarily includes growth capital expenditures related to planned regulated projects. Other includes primarily nonregulated and routine capital expenditures for natural gas transmission, storage and LNG terminalling infrastructure needed to serve existing and expected demand.

Material Cash Requirements

As of September 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of Eastern Energy Gas' Annual Report on Form 10-K for the year ended December 31, 2025.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Eastern Gas Transmission and Storage, Inc.

Results of Review of Interim Financial Information

We have reviewed the accompanying consolidated balance sheet of Eastern Gas Transmission and Storage, Inc. and subsidiaries ("EGTS") as of September 30, 2026, the related consolidated statements of operations, comprehensive income, and changes in shareholder's equity for the three-month and nine-month periods ended September 30, 2026 and 2025, and of cash flows for the nine-month periods ended September 30, 2026 and 2025, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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
November 6, 2026

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
(Amounts in millions)

	As of
	September 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$8	$10
Restricted cash and cash equivalents	23	29
Trade receivables, net	77	97
Receivables from affiliates	6	5
Notes receivable from affiliates	—	131
Inventories	61	58
Prepayments and other deferred charges	31	30
Natural gas imbalances	28	73
Other current assets	18	24
Total current assets	252	457

Property, plant and equipment, net	5,268	4,909
Other assets	63	61

Total assets	$5,583	$5,427

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited) (continued)
(Amounts in millions, except share data)

	As of
	September 30,	December 31,
	2026	2025
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Accounts payable	$85	$57
Accounts payable to affiliates	20	20
Accrued interest	24	7
Accrued property, income and other taxes	58	75
Accrued employee expenses	34	19
Notes payable to affiliates	40	—
Regulatory liabilities	16	19
Customer deposits	23	29
Other current liabilities	10	26
Total current liabilities	310	252

Long-term debt	1,624	1,623
Regulatory liabilities	496	514
Deferred income taxes	241	167
Other long-term liabilities	78	77
Total liabilities	2,749	2,633

Commitments and contingencies (Note 9)

Shareholder's equity:
Common stock - 75,000 shares authorized, $10,000 par value, 60,101 issued and outstanding	609	609
Additional paid-in capital	1,409	1,380
Retained earnings	838	829
Accumulated other comprehensive loss, net	(22)	(24)
Total shareholder's equity	2,834	2,794

Total liabilities and shareholder's equity	$5,583	$5,427

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Operating revenue	$245	$237	$780	$741

Operating expenses:
Cost of gas	—	1	2	2
Operations and maintenance	103	102	279	286
Depreciation and amortization	41	40	122	120
Property and other taxes	13	15	43	44
Total operating expenses	157	158	446	452

Operating income	88	79	334	289

Other income (expense):
Interest expense, net	(17)	(17)	(52)	(52)
Allowance for equity funds	5	3	13	7
Other, net	3	3	9	8
Total other income (expense)	(9)	(11)	(30)	(37)

Income before income tax expense (benefit)	79	68	304	252
Income tax expense (benefit)	18	17	73	63
Net income	$61	$51	$231	$189
The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Amounts in millions)

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025

Net income	$61	$51	$231	$189

Other comprehensive income, net of tax:
Unrealized gains on cash flow hedges, net of tax of $1, $1, $1 and $1	1	1	2	2
Total other comprehensive income, net of tax	1	1	2	2
Comprehensive income	$62	$52	$233	$191

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY (Unaudited)
(Amounts in millions, except shares)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholder's
	Shares	Amount	Capital	Earnings	Loss, Net	Equity

Balance, June 30, 2025	60,101	$609	$1,376	$809	$(25)	$2,769
Net income	—	—	—	51	—	51
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(53)	—	(53)
Contributions	—	—	1	—	—	1
Balance, September 30, 2025	60,101	$609	$1,377	$807	$(24)	$2,769

Balance, December 31, 2024	60,101	$609	$1,352	$671	$(26)	$2,606
Net income	—	—	—	189	—	189
Other comprehensive income	—	—	—	—	2	2
Dividends declared	—	—	—	(53)	—	(53)
Contributions	—	—	25	—	—	25
Balance, September 30, 2025	60,101	$609	$1,377	$807	$(24)	$2,769

Balance, June 30, 2026	60,101	$609	$1,409	$987	$(23)	$2,982
Net income	—	—	—	61	—	61
Other comprehensive income	—	—	—	—	1	1
Dividends declared	—	—	—	(210)	—	(210)
Balance, September 30, 2026	60,101	$609	$1,409	$838	$(22)	$2,834

Balance, December 31, 2025	60,101	$609	$1,380	$829	$(24)	$2,794
Net income	—	—	—	231	—	231
Other comprehensive income	—	—	—	—	2	2
Dividends declared	—	—	—	(222)	—	(222)
Contributions	—	—	29	—	—	29
Balance, September 30, 2026	60,101	$609	$1,409	$838	$(22)	$2,834

The accompanying notes are an integral part of these consolidated financial statements.

EASTERN GAS TRANSMISSION AND STORAGE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Amounts in millions)

	Nine-Month Periods
	Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$231	$189
Adjustments to reconcile net income to net cash flows from operating activities:
Gains on other items, net	(17)	—
Depreciation and amortization	122	120
Allowance for equity funds	(13)	(7)
Changes in regulatory assets and liabilities	—	(6)
Deferred income taxes	70	53
Other, net	1	(1)
Changes in other operating assets and liabilities:
Trade receivables and other assets	41	34
Receivables from affiliates	(1)	(11)
Gas balancing activities	(13)	4
Accrued property, income and other taxes	(26)	(16)
Accounts payable to affiliates	—	3
Accounts payable and other liabilities	17	28
Net cash flows from operating activities	412	390

Cash flows from investing activities:
Capital expenditures	(394)	(188)
Proceeds from assignment of shale development rights	16	—
Proceeds from sales of marketable securities	3	8
Issuance of notes receivable to affiliates	(164)	(153)
Repayment of notes receivable by affiliates	295	10
Net cash flows from investing activities	(244)	(323)

Cash flows from financing activities:
Issuance of notes payable to affiliates, net	40	—
Dividends paid	(216)	(37)
Net cash flows from financing activities	(176)	(37)

Net change in cash and cash equivalents and restricted cash and cash equivalents	(8)	30
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	39	32
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$31	$62

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

The accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements should be read in conjunction with EGTS' Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the United States Securities and Exchange Commission's rules and regulations for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for annual financial statements. Management believes the unaudited Consolidated Financial Statements contain all adjustments (consisting only of normal recurring adjustments) considered necessary for the fair presentation of the unaudited Consolidated Financial Statements as of September 30, 2026, and for the three- and nine-month periods ended September 30, 2026 and 2025. The results of operations for the three- and nine-month periods ended September 30, 2026, are not necessarily indicative of the results to be expected for the full year.

The preparation of the unaudited Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited Consolidated Financial Statements and the reported amounts of revenue and expenses during the period. Actual results may differ from the estimates used in preparing the unaudited Consolidated Financial Statements. Note 2 of Notes to Consolidated Financial Statements included in EGTS' Annual Report on Form 10-K for the year ended December 31, 2025, describes the most significant accounting policies used in the preparation of the unaudited Consolidated Financial Statements. There have been no significant changes in EGTS' accounting policies or its assumptions regarding significant accounting estimates during the nine-month period ended September 30, 2026.

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

(3)    Property, Plant and Equipment, Net

Property, plant and equipment, net consists of the following (in millions):

		As of
		September 30,	December 31,
	Depreciable Life	2026	2025

Interstate natural gas transmission assets	47 - 51 years	$5,437	$5,213
Storage assets	47 - 51 years	1,941	1,884
Intangible plant and other assets	12 - 53 years	434	408
Plant in-service		7,812	7,505
Accumulated depreciation and amortization		(2,926)	(2,824)
		4,886	4,681
Construction work-in-progress		382	228
Property, plant and equipment, net		$5,268	$4,909

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

(5)    Investments and Restricted Cash and Cash Equivalents

Investments and restricted cash and cash equivalents consists of the following (in millions):

	As of
	September 30,	December 31,
	2026	2025
Investments:
Investment funds	$5	$8

Restricted cash and cash equivalents:
Customer deposits	23	29

Total investments and restricted cash and cash equivalents	$28	$37

Reflected as:
Current assets	$23	$29
Other assets	5	8
Total investments and restricted cash and cash equivalents	$28	$37
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

	As of
	September 30,	December 31,
	2026	2025

Cash and cash equivalents	$8	$10
Restricted cash and cash equivalents	23	29
Total cash and cash equivalents and restricted cash and cash equivalents	$31	$39

(6)    Income Taxes

Berkshire Hathaway includes BHE and its subsidiaries in its U.S. federal income tax return and BHE includes its subsidiaries in certain state income tax returns. Consistent with established regulatory practice, EGTS' provision for federal and state income tax has been computed on a stand-alone basis, and substantially all of its currently payable or receivable income tax is remitted to or received from BHE pursuant to a tax allocation agreement. For current federal and state income taxes, EGTS had a receivable from BHE of $9 million as of September 30, 2026 and a payable to BHE of $11 million as of December 31, 2025. Pursuant to a tax allocation agreement, BHE GT&S makes cash payments for income taxes, net of refunds, on behalf of EGTS for federal income taxes and certain state income taxes. EGTS received net non-cash equity contributions from Eastern Energy Gas for federal income taxes and certain state income taxes totaling $23 million and $9 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

A reconciliation of the federal statutory income tax rate to the effective income tax rate applicable to income before income tax expense (benefit) is as follows (amounts in millions):

	Three-Month Periods				Nine-Month Periods
	Ended September 30,				Ended September 30,
	2026		2025		2026		2025
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

U.S. federal statutory income tax rate	$17	21.0%	$15	21.0%	$64	21.0%	$53	21.0%
State and local income taxes, net of federal income tax	3	3.1	2	4.0	11	3.6	10	4.0
Other adjustments	(2)	(1.3)	—	—	(2)	(0.6)	—	—
Effective income tax rate	$18	22.8%	$17	25.0%	$73	24.0%	$63	25.0%

(7)    Employee Benefit Plans

EGTS is a participant in benefit plans sponsored by MidAmerican Energy Company ("MidAmerican Energy"), an affiliate. The MidAmerican Energy Company Retirement Plan includes a qualified pension plan that provides pension benefits for eligible employees. The MidAmerican Energy Company Welfare Benefit Plan provides certain postretirement health care and life insurance benefits for eligible retirees on behalf of EGTS. EGTS contributed $4 million to the MidAmerican Energy Company Retirement Plan for each of the nine-month periods ended September 30, 2026 and 2025. Contributions related to these plans are reflected as net periodic benefit cost in operations and maintenance expense on the Consolidated Statements of Operations. Amounts attributable to EGTS were allocated from MidAmerican Energy in accordance with the intercompany administrative service agreement. Offsetting regulatory assets and liabilities have been recorded related to the amounts not yet recognized as a component of net periodic benefit costs that will be included in regulated rates. As of September 30, 2026 and December 31, 2025, EGTS' amount due to MidAmerican Energy associated with these plans and included in other long-term liabilities on the Consolidated Balance Sheets was $36 million and $35 million, respectively.

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

The following table presents EGTS' financial assets and liabilities recognized on the Consolidated Balance Sheets and measured at fair value on a recurring basis (in millions):

	Input Levels for Fair Value Measurements
	Level 1	Level 2	Level 3	Total
As of September 30, 2026:
Assets:
Money market mutual funds	$8	$—	$—	$8
Equity securities:
Investment funds	5	—	—	5
	$13	$—	$—	$13

As of December 31, 2025:
Assets:
Money market mutual funds	$10	$—	$—	$10
Equity securities:
Investment funds	8	—	—	8
	$18	$—	$—	$18

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

	As of September 30, 2026		As of December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value

Long-term debt	$1,624	$1,355	$1,623	$1,442

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

(10)    Revenue from Contracts with Customers

The following table summarizes EGTS' revenue from contracts with customers ("Customer Revenue") by regulated and other, with further disaggregation of regulated by line of business (in millions):

	Three-Month Periods		Nine-Month Periods
	Ended September 30,		Ended September 30,
	2026	2025	2026	2025
Customer Revenue:
Regulated:
Gas transmission	$154	$148	$504	$484
Gas storage	70	70	212	212
Wholesale	—	1	2	2
Total regulated	224	219	718	698
Management service and other revenues	19	17	51	41
Total Customer Revenue	243	236	769	739
Other revenue(1)	2	1	11	2
Total operating revenue	$245	$237	$780	$741

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

Remaining Performance Obligations

The following table summarizes EGTS' revenue it expects to recognize in future periods related to significant unsatisfied remaining performance obligations for fixed contracts with expected durations in excess of one year as of September 30, 2026 (in millions):

	Performance obligations expected to be satisfied:
	Less than 12 months	More than 12 months	Total

EGTS	$843	$3,012	$3,855

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

Results of Operations for the Third Quarter and First Nine Months of 2026 and 2025

Overview

Net income for the third quarter of 2026 was $61 million, an increase of $10 million compared to 2025. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $9 million.

Net income for the first nine months of 2026 was $231 million, an increase of $42 million compared to 2025. Net income increased primarily due to higher margin from regulated gas transmission and storage operations of $39 million and a gain from an agreement to convey development rights underneath one of its natural gas storage fields.

Quarter Ended September 30, 2026, Compared to Quarter Ended September 30, 2025

Operating revenue increased $8 million, or 3%, for the third quarter of 2026 compared to 2025, primarily due to an increase in regulated gas transmission and storage services revenue of $4 million, primarily due to additional capacity contracts, an increase in variable revenue related to park and loan activity of $2 million and an increase in services provided to affiliates of $2 million (fully offset in operations and maintenance expense).

Income tax expense increased $1 million, or 6%, for the third quarter of 2026 compared to 2025. The effective tax rate was 23% and 25% for the three-month periods ended September 30, 2026 and 2025, respectively. The $1 million increase was primarily due to higher pre-tax income.

First Nine Months of 2026 Compared to First Nine Months of 2025

Operating revenue increased $39 million, or 5%, for the first nine months of 2026 compared to 2025, primarily due to an increase in variable revenue related to park and loan activity of $12 million, an increase in services provided to affiliates of $10 million, an increase in royalties and other contingent fees from farmout agreements of $9 million and an increase in regulated gas transmission and storage services revenue of $9 million, primarily due to additional capacity contracts.

Operations and maintenance decreased $7 million, or 2%, for the first nine months of 2026 compared to 2025, primarily due to a gain from an agreement to convey development rights underneath one of its natural gas storage fields of $16 million and lower employee costs of $6 million, partially offset by an increase in services provided to affiliates of $10 million and an increase in charges from affiliates of $7 million.

Income tax expense increased $10 million, or 16%, for the first nine months of 2026 compared to 2025. The effective tax rate was 24% and 25% for the nine-month periods ended September 30, 2026 and 2025, respectively. The $10 million increase was primarily due to higher pre-tax income.

Liquidity and Capital Resources

As of September 30, 2026, EGTS' total net liquidity was as follows (in millions):

Cash and cash equivalents	$8

Intercompany revolving credit agreement, maturing 2027	400
Less:
Notes payable to affiliates	40
Net intercompany revolving credit agreement	360

Total net liquidity	$368

Operating Activities
Net cash flows from operating activities for the nine-month periods ended September 30, 2026 and 2025 were $412 million and $390 million, respectively. The change is primarily due to favorable operating results, partially offset by other working capital adjustments.

Investing Activities

Net cash flows from investing activities for the nine-month periods ended September 30, 2026 and 2025 were $(244) million and $(323) million, respectively. The change is primarily due to an increase in repayments of notes by Eastern Energy Gas under an intercompany revolving credit agreement of $285 million and proceeds from the assignment of shale development rights of $16 million, partially offset by an increase in capital expenditures of $206 million, an increase in notes issued to Eastern Energy Gas under an intercompany revolving credit agreement of $11 million and a decrease in proceeds from sales of marketable securities of $5 million.

Financing Activities

Net cash flows from financing activities for the nine-month period ended September 30, 2026 were $(176) million. Sources of cash totaled $40 million and consisted of net issuance of notes payable to Eastern Energy Gas under an intercompany revolving credit agreement. Uses of cash totaled $216 million and consisted of dividends paid to Eastern Energy Gas.

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

EGTS' historical and forecasted capital expenditures, each of which exclude amounts for non-cash equity AFUDC and other non-cash items, are as follows (in millions):

	Nine-Month Periods		Annual
	Ended September 30,		Forecast
	2025	2026	2026

Natural gas transmission and storage	$40	$113	$171
Other	148	281	385
Total	$188	$394	$556

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

Material Cash Requirements

As of September 30, 2026, there have been no material changes in cash requirements from the information provided in Item 7 of EGTS' Annual Report on Form 10-K for the year ended December 31, 2025.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting the Registrants, see Item 7A of each Registrant's Annual Report on Form 10-K for the year ended December 31, 2025. Each Registrant's exposure to market risk and its management of such risk has not changed materially since December 31, 2025. Refer to Note 10 of the Notes to Consolidated Financial Statements of PacifiCorp, Note 8 of the Notes to Consolidated Financial Statements of Nevada Power and Note 8 of the Notes to Consolidated Financial Statements of Sierra Pacific in Part I, Item 1 of this Form 10-Q for disclosure of the respective Registrant's derivative positions as of September 30, 2026.

Item 4.Controls and Procedures

At the end of the period covered by this Quarterly Report on Form 10-Q, each of Berkshire Hathaway Energy Company, PacifiCorp, MidAmerican Funding, LLC, MidAmerican Energy Company, Nevada Power Company, Sierra Pacific Power Company, Eastern Energy Gas Holdings, LLC and Eastern Gas Transmission and Storage, Inc. carried out separate evaluations, under the supervision and with the participation of each such entity's management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based upon these evaluations, management of each such entity, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, concluded that the disclosure controls and procedures for such entity were effective to ensure that information required to be disclosed by such entity in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the United States Securities and Exchange Commission's rules and forms, and is accumulated and communicated to its management, including its Chief Executive Officer (principal executive officer) and its Chief Financial Officer (principal financial officer), or persons performing similar functions, in each case, as appropriate to allow timely decisions regarding required disclosure by it. Each such entity hereby states that there has been no change in its internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Wildfire Settlements

PacifiCorp has settled various claims associated with the Wildfires as described below and has settled all wrongful death claims and federal government demands and complaints associated with the Wildfires. For the Archie Creek Fire, Slater Fire and 2022 McKinney Fire, settlements have been reached with substantially all plaintiffs. For the Santiam Canyon, Echo Mountain Complex, South Obenchain and 242 fires, while PacifiCorp has settled claims with individual plaintiffs who were granted substitution of counsel in the James case, with certain Oregon wineries and with the federal government as described below, claims remain outstanding for a substantial number of plaintiffs associated with the James case.

2020 Wildfires

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims and certain government claims associated with the 2020 Wildfires totaling $2,016 million, including $614 million associated with the James related fires for plaintiffs who opted out of the James class, plaintiffs granted substitution counsel in the James case, certain Oregon wineries, insurance subrogation claims and for plaintiffs in certain of the James consolidated cases and $535 million associated with the federal government demands settled in February 2026. For more information, refer to description of the 2020 Wildfires complaints and specific wildfires below.

2022 McKinney Fire

As of the date of this filing, PacifiCorp has made settlement payments associated with individual plaintiffs, wrongful death claims, insurance subrogation claims, commercial timber claims, private timber claims and certain government claims associated with the 2022 McKinney Fire totaling $272 million, including $40 million associated with the federal government demands settled in February 2026. For more information, refer to description of the 2022 McKinney Fire complaints below.

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

Following the Phase I liability verdict, 1,889 James class members filed 10 separate mass complaints from April 2024 through October 2026 in Multnomah County Circuit Court Oregon captioned Shane A Henson et al. v. PacifiCorp, Karen Andersen et al. v. PacifiCorp, Vanessa Alexander et al. v. PacifiCorp, Emily Broderick et al. v. PacifiCorp, Sergio Garcia Montes et al. v. PacifiCorp, Butte Falls Family Ranch, LLC et al. v. PacifiCorp, Amanda Bateman et al. v. PacifiCorp, Philip Estes et al. v. PacifiCorp, Stephen Becker et al. v. PacifiCorp and Susan Christensen, et al. v. PacifiCorp, respectively, each premised on the Phase I liability verdict and referencing the original James case as the lead case. The James mass complaints make damages-only allegations seeking for each individual class member $5 million of economic damages, $25 million of noneconomic damages and punitive damages equal to 0.25 times the amount of economic and noneconomic damages, as well as doubling of economic damages. Complaints for some of the plaintiffs in the mass complaints have been dismissed, amended or re-filed. Additional complaints have been or may be filed by class plaintiffs based on trial activity.

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

On May 13, 2026, the James plaintiffs filed a petition with the Oregon Supreme Court for review of the April 2026 Oregon Court of Appeals opinion. On June 25, 2026, the Oregon Supreme Court issued an order allowing the petition for review and oral argument was held November 3, 2026.

At a May 2026 hearing, the Multnomah County Circuit Court Oregon granted PacifiCorp's request to stay the remaining scheduled James Phase II damages trials, but permitted certain pre-trial activities, such as damages discovery and mediation, to continue, as well as scheduled a trial beginning September 2027 for 27 plaintiffs, all of whom live in a single geographic area. The stay is in effect until issuance of an appellate judgment by the Oregon Court of Appeals in James following (i) a decision on the merits by the Oregon Supreme Court affirming the Oregon Court of Appeals' April 2026 opinion or (ii) at least 14 days following a decision by the Oregon Supreme Court reversing the Oregon Court of Appeals' April 2026 opinion. Certain damages discovery related to previously scheduled CMO No. 11 trials resumed on August 10, 2026. The Multnomah County Circuit Court Oregon granted plaintiffs' request to enter limited judgments on the already completed Phase II damages trials but granted PacifiCorp's request to waive bonding requirements on those judgments.

In May, June and August 2026, plaintiffs' counsel filed motions with the Multnomah County Circuit Court Oregon for substitution of lead counsel in the James case for approximately 400 plaintiffs, certain of which are scheduled for stayed trials under CMO No. 11.

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

On August 20, 2026, a complaint against PacifiCorp was filed, captioned Jackson Family Wines, Inc. v. PacifiCorp, in Multnomah County Circuit Court Oregon, by one plaintiff, seeking approximately $30 million in economic damages plus double economic damages under applicable Oregon law associated with the Santiam Canyon, Echo Mountain Complex, South Obenchain, 242 and Archie Creek fires and makes allegations similar to those described above.

On September 8, 2026, a complaint against PacifiCorp was filed, captioned Misty Spinner et al. v. PacifiCorp, in Multnomah County Circuit Court Oregon, by eight plaintiffs, seeking approximately $10 million in aggregate damages, including doubled economic damages under applicable Oregon law and noneconomic damages, associated with the Archie Creek fire and makes allegations similar to those described above.

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

In April 2019, the Burnett (formerly Sitzer) et al. v. HomeServices of America, Inc. et al. complaint was filed in the U.S. District Court for the Western District of Missouri (the "Burnett case"). This lawsuit, which was certified as a class in April 2022, was originally brought on behalf of named plaintiffs Joshua Sitzer and Amy Winger against the National Association of Realtors ("NAR"), Anywhere Real Estate, HomeServices of America, Inc., RE/MAX, LLC, and Keller Williams Realty, Inc. HSF Affiliates, LLC and BHH Affiliates, LLC, each a subsidiary of HomeServices, were subsequently added as defendants. Rhonda Burnett became a lead class plaintiff in June 2021. The jury trial commenced on October 16, 2023, and the jury returned a verdict for the plaintiffs on October 31, 2023, finding that the named defendants participated in a conspiracy to follow and enforce the Cooperative Compensation Rule, which conspiracy had the purpose or effect of raising, inflating, or stabilizing broker commission rates paid by home sellers. The jury further found that the class plaintiffs had proved damages in the amount of $1.8 billion. Joint and several liability applies for the co-defendants. Federal law authorizes trebling of damages and the award of pre-judgment interest and attorney fees. Prior to the trial, Anywhere Real Estate and RE/MAX, LLC reached settlement agreements with the plaintiffs and settlements were reached by Keller Williams, NAR and HomeServices subsequent to the trial. All settlements received court approval, had final judgments entered by the court and were appealed to the U.S. Court of Appeals for the Eighth Circuit. Following briefing and oral arguments, the U.S. Court of Appeals for the Eighth Circuit affirmed the court's final approvals of all settlements on August 19, 2026, denied appellants' petitions for rehearing on September 24, 2026, and issued its mandate on October 2, 2026, transferring the matter back to the court to execute the settlements. Appellants may file a petition for review with the U.S. Supreme Court, the granting of which is discretionary. The final HomeServices settlement agreement with the plaintiffs reached on April 25, 2024, settles all claims asserted against HomeServices, HSF Affiliates LLC and BHH Affiliates, LLC in the Burnett case and effectuates a nationwide class settlement. The final settlement agreement includes scheduled payments over four years aggregating $250 million.

In January 2024, the Masiello v. Roy H. Long Realty, Inc. d/b/a Long Realty et al. complaint was filed in the U.S. District Court for the District of Arizona. This putative class action lawsuit was brought on behalf of named plaintiff Joseph Masiello against the Arizona Association of Realtors, Roy H. Long Realty, Inc. d/b/a Long Realty (a HomeServices of America, Inc. subsidiary) and additional named defendants. In July 2024, the court ordered the case stayed as to defendant Long Realty, Inc. pending a decision on the appeal of the HomeServices' nationwide settlement approved in November 2024. Long Realty, Inc. was voluntarily dismissed from this case in February 2025.

The cases discussed below are impacted by the following update and remain stayed pending action on the stay by each respective court.

The U.S. Court of Appeals for the Eighth Circuit affirmed the U.S. District Court for the Western District of Missouri's final approval of the HomeServices' nationwide settlement on August 19, 2026, denied appellants' petitions for rehearing on September 24, 2026, and issued its mandate on October 2, 2026, transferring the matter back to the U.S. District Court for the Western District of Missouri to execute the HomeServices nationwide settlement.

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
BERKSHIRE HATHAWAY ENERGY

4.1
Twenty-Ninth Supplemental Indenture, dated as of July 23, 2026, by and between AltaLink, L.P., AltaLink Management Ltd., and Computershare Advantage Trust of Canada, as trustee, relating to the C$350,000,000 in principal amount of the 5.111% Series 2026-1 Senior Secured Notes due 2056 (incorporated by reference to Exhibit 4.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

10.1
Fourth Amendment to the $3,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among Berkshire Hathaway Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, MUFG Bank, LTD., as Administrative Agent and the LC Issuing Banks (redacted) (incorporated by reference to Exhibit 10.1 to the Berkshire Hathaway Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

10.2
Release and Discharge of Credit Agreement and Master Trust Indenture, dated as of September 17, 2026, by and between AltaLink Investments, L.P., AltaLink Investment Management Ltd. and Computershare Advantage Trust of Canada as trustee (redacted).

10.3	Amended and Restated Credit Agreement, dated as of October 1, 2026, among BHE Canada Holdings Corporation as borrower, Bank of Montreal as administrative agent and Lenders (redacted).

10.4	Sixth Amended and Restated Credit Agreement, dated as of October 1, 2026, among AltaLink LTD. as borrower, The Bank of Nova Scotia as agent and Lenders (redacted).

10.5	Seventh Amended and Restated Credit Agreement, dated as of October 1, 2026, among AltaLink LTD. as borrower, The Bank of Nova Scotia as administrative agent and Lenders (redacted).

15.1	Awareness Letter of Independent Registered Public Accounting Firm.

31.1	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PACIFICORP

15.2	Awareness Letter of Independent Registered Public Accounting Firm.

31.3	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.3	Principal Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.4	Principal Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
BERKSHIRE HATHAWAY ENERGY AND PACIFICORP

4.2
Thirty-Seventh Supplemental Indenture, dated as of March 1, 2026, to the Mortgage and Deed of Trust dated as of January 9, 1989 between PacifiCorp and the Bank of New York Mellon Trust Company, N.A., as successor Trustee (incorporated by reference to Exhibit 4.1 to the PacifiCorp Current Report on Form 8-K dated March 25, 2026).

10.6
Letter of Credit Agreement, dated April 3, 2026, by and among PacifiCorp, PNC Bank, National Association, as administrative agent, the issuing banks party thereto from time to time, and PNC Capital Markets LLC, as lead arranger (incorporated by reference to Exhibit 10.1 to the PacifiCorp Current Report on Form 8-K dated April 6, 2026).

10.7
Amendment No. 1 to the Letter of Credit Agreement, dated May 18, 2026, by and among PacifiCorp, PNC Bank, National Association, as administrative agent, the issuing banks party thereto from time to time, and PNC Capital Markets LLC, as lead arranger (incorporated by reference to Exhibit 10.3 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

10.8
Fourth Amendment to the $3,000,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among PacifiCorp, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, JPMorgan Chase Bank, N.A., as Administrative Agent and the LC Issuing Banks (redacted) (incorporated by reference to Exhibit 10.4 to the PacifiCorp Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

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

BERKSHIRE HATHAWAY ENERGY, MIDAMERICAN ENERGY AND MIDAMERICAN FUNDING

10.9
Fourth Amendment to the $1,500,000,000 Third Amended and Restated Credit Agreement, dated as of June 30, 2026, among MidAmerican Energy Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Mizuho Bank, Ltd., as Administrative Agent and the LC Issuing Banks (redacted) (incorporated by reference to Exhibit 10.5 to the MidAmerican Energy Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

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

BERKSHIRE HATHAWAY ENERGY AND NEVADA POWER

10.10
Fourth Amendment to the $600,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2025, among Nevada Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (redacted) (incorporated by reference to Exhibit 10.6 to the Nevada Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

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

10.11
Fourth Amendment to the $400,000,000 Fifth Amended and Restated Credit Agreement, dated as of June 30, 2025, among Sierra Pacific Power Company, as Borrower, the Banks, Financial Institutions and Other Institutional Lenders, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent and the LC Issuing Banks (redacted) (incorporated by reference to Exhibit 10.7 to the Sierra Pacific Power Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2026).

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

ALL REGISTRANTS

101
The following financial information from each respective Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, is formatted in iXBRL (Inline eXtensible Business Reporting Language) and included herein: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements, tagged in summary and detail.

104	Cover Page Interactive Data File formatted in iXBRL (Inline eXtensible Business Reporting Language) and contained in Exhibit 101.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BERKSHIRE HATHAWAY ENERGY COMPANY

Date: November 6, 2026	/s/ Terrell K. Crews II
Terrell K. Crews II
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

PACIFICORP

Date: November 6, 2026	/s/ M. Ryan Weems
M. Ryan Weems
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

MIDAMERICAN FUNDING, LLC
MIDAMERICAN ENERGY COMPANY

Date: November 6, 2026	/s/ Blake M. Groen
Blake M. Groen
Vice President and Controller
of MidAmerican Funding, LLC and
Vice President and Chief Financial Officer
of MidAmerican Energy Company
(principal financial and accounting officer)

NEVADA POWER COMPANY

Date: November 6, 2026	/s/ Hanna Halkias
Hanna Halkias
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

SIERRA PACIFIC POWER COMPANY

Date: November 6, 2026	/s/ Hanna Halkias
Hanna Halkias
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EASTERN ENERGY GAS HOLDINGS, LLC

Date: November 6, 2026	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)

EASTERN GAS TRANSMISSION AND STORAGE, INC.

Date: November 6, 2026	/s/ Scott C. Miller
Scott C. Miller
Vice President, Chief Financial Officer and Treasurer
(principal financial and accounting officer)